Form 10-K405
period 1994-11-30
FULLER H B CO
filed 1995-02-27
CIK 39368

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                 FORM 10-K405

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
November 30, 1994                            Commission File No.  0-3488


                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (par value of $1.00 per share)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to
this Form 10-K405.   X
                    ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

As of January 31, 1995, 13,946,671 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant on that date was approximately $409,777,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference from the H. B. Fuller Company 1994 Annual Report to Stockholders.

Part III incorporates information by reference from the Registrant's Proxy Statement dated March 3, 1995.

- --------------------------------------------------------------------------------

                                  H. B. FULLER COMPANY
                            1994 Form 10-K405 Annual Report
                                   Table of Contents

                                                                            Page
                                                                            ----
                                         PART I
                                         ------

Item 1.   Business                                                             3

Item 2.   Properties                                                           7

Item 3.   Legal Proceedings                                                    8

Item 4.   Submission of Matters to a Vote of Security Holders                 12

          Executive Officers of the Registrant                                13

                                        PART II
                                        -------

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters                                                             14

Item 6.   Selected Financial Data                                             14

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               14

Item 8.   Financial Statements and Supplementary Data                         14

Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            14

                                        PART III
                                        --------

Item 10.  Directors and Executive Officers of the Registrant                  15

Item 11.  Executive Compensation                                              15

Item 12.  Security Ownership of Certain Beneficial Owners and Management      15

Item 13.  Certain Relationships and Related Transactions                      15

                                        PART IV
                                        -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     16

          Signatures                                                          19

                                 PART I
Item 1.

Business
- --------

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products. The Company currently employs approximately 6,400 people and has sales operations in 43 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 85 percent of 1994 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

H.B. Fuller also is a quality producer and supplier of powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; specialty waxes in European markets, as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications and sanitation chemicals to the dairy, beverage and food processing industries in the U.S.

Segment Information
- -------------------

For financial information relating to major geographic areas of H. B. Fuller, see Note 15, "Business Segment Information", on page 65 of the Company's 1994 Annual Report to Stockholders, incorporated herein by reference.

Line of Business and Classes of Similar Products
- ------------------------------------------------

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, sanitizing chemicals, specialty waxes and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

    Class of Product                            Sales
                                          ------------------
                                          1994   1993   1992
                                          ----   ----   ----
    Adhesives, sealants and coatings       86%    84%    84%
    Paints                                  7      8      7
    Sanitation chemicals                    3      3      3
    Specialty waxes                         2      2      2
    Other                                   2      3      4
                                          ----   ----   ----
                                          100%   100%   100%
                                          ====   ====   ====

International Operations
- ------------------------

The international business of H. B. Fuller is conducted primarily by subsidiaries manufacturing in countries outside of the United States. Wherever feasible, H. B. Fuller's practice has been to establish manufacturing units outside of the U.S. to service the local markets. The principal markets, products and methods of distribution in the international business vary with the country or business practices of the country. The products sold include not only those developed by the local manufacturing plants but also those developed within the United States and elsewhere in the world.

The Company's operations overseas face varying degrees of economic and political risk. At year-end 1994, the Company had plants in 32 countries outside the U.S. and satellite sales offices in another ten countries and license agreements used to maintain a worldwide manufacturing network. In the opinion of management, there are several countries where the Company has operating facilities which have political risks higher than in the United States. Where possible, the Company insures its physical assets against damage from civil unrest.

Competition
- -----------

The Company encounters a high degree of competition in the marketing of its products. Because of the large number and variety of its products, the Company does not compete directly with any one competitor in all of its markets. The Company competes with several large firms as well as many smaller local, independent firms. In North America there are a large number of competitors. Since adhesives of all types are widely used, it is not possible to identify a few competitors who would represent the major competition.

In Latin America, the Company experiences substantial competition in marketing its plastics, printing inks, industrial adhesives and other specialty chemical products. In Central America, it is a major factor in the industrial adhesives market and, along with several other large paint manufacturing firms, in the residential paint market. In Europe, the Company is a large manufacturer of adhesives and specialty waxes and competes in certain areas of this market with several large companies.

The principal competitive factors in the sale of adhesives, paints, coatings and sealants are product performance, customer and technical service, quality, and price.

Customers
- ---------

Of the Company's $1,097,367 total sales to unaffiliated customers in 1994, $637,632 was sold through North American operations. The Company's largest customer accounts for less than 4% of consolidated sales.

Backlog
- -------

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 30, 1994, 1993 or 1992.

Raw Materials
- -------------

The Company purchases from large chemical suppliers raw materials including solvents, plasticizers, waxes, resins, polymers and vinyl acetate monomer which the Company uses to manufacture its principal products. Natural raw materials are also purchased from outside suppliers and include starch, dextrines, natural latex and resins. The Company attempts to find multiple sources for all of its raw materials and alternate sources of supply are generally available. An adequate supply of the raw materials used by the Company is presently available in the open market. The Company's Latin American operations import many of their raw materials. Extended delivery schedules of these materials are common, thereby requiring maintenance of higher inventory levels than those maintained in North America and Europe.

A significant portion of the Company's raw materials are derived from petroleum-based products and this is common to all adhesive manufacturers.

The Company is not a large consumer of energy and, therefore, has not experienced any difficulties in obtaining energy for its manufacturing operations. It anticipates it will be able to obtain needed energy supplies in the future.

Patents, Trademarks and Licenses
- --------------------------------

Much of the technology used in the manufacturing of adhesives, coatings and other specialty chemicals is in the public domain. To the extent that it is not, the Company relies on trade secrets and patents to protect its know-how. The Company has agreements with many of its employees for the purpose of protecting the Company's rights to technology and intellectual property. The Company also routinely obtains confidentiality commitments from customers, suppliers and others to safeguard its proprietary information. Company trademarks such as HB Fuller(R), Kativo(R), Rakoll(R), and Monarch(R) are of continuing importance in marketing its products.

Research and Development
- ------------------------

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1994, 1993 and 1992 aggregated $23,624,000, $21,826,000, and $20,377,000, respectively.

Environmental
- -------------

The Company regularly reviews and upgrades its environmental policies, practices and procedures and seeks improved production methods that reduce waste, particularly toxic waste, coming out of its facilities, based upon evolving societal standards and increased environmental understanding.

The Company's high standards of environmental consciousness are supported by an organizational program supervised by environmental professionals and the Worldwide Environment, Health and Safety Committee, a committee with management membership from around the world which proactively monitors practices at all facilities. Company practices are often more stringent than local government standards. The Company integrates environmental programs into operating objectives, thereby translating philosophy into every day practice.

The Company believes that as a general matter its current policies, practices and procedures in the areas of environmental regulations and the handling of hazardous waste are designed to substantially reduce risks of environmental and other damage that would result in litigation and financial liability. Some risk of environmental and other damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses.

The Company is and has been engaged in the handling, manufacture, use, sale and/or disposal of substances, some of which are considered by federal or state environmental agencies to be hazardous. The Company believes that its manufacture, handling, use, sale and disposal of such substances are generally in accord with current applicable environmental regulations. Increasingly strict environmental laws, standards, and enforcement policies may increase the risk of liability and compliance costs associated with such substances.

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two fiscal years are estimated to be approximately $11.0 million. The effects of compliance with environmental laws and regulations are not expected to be material to the Company's consolidated capital expenditures, earnings, or competitive position. See additional disclosure under Item 3, Legal Proceedings.

Employees
- ---------

H. B. Fuller Company and consolidated subsidiaries employed approximately 6,400 persons on November 30, 1994, of which approximately 2,400 persons were employed in the United States.

Item 2.

Properties
- ----------

The principal manufacturing plants and other properties are located in 33 countries:

       U.S. Locations                          Other Locations
       --------------                          ---------------
California                        Argentina - Buenos Aires
  Los Angeles (1 owned, 2 leased) Australia
  Roseville                         Melbourne
  Tulare                            Sydney*
Florida                           Austria - Wels
  Gainesville                     Brazil - Sao Paulo
  Pompano Beach                   Canada
Georgia                             St. Andre est
  Conyers*                          Montreal
  Covington                         Toronto
  Forest Park                     Chile - Santiago
  Tucker                          Colombia - Itagui*
Illinois                          Costa Rica - San Jose (6 owned)
  Palatine                        Dominican Republic - Santo Domingo
  Tinley Park                     Ecuador - Guayaquil (2 owned)
Indiana - Elkhart                 El Salvador - San Salvador (1 owned, 2 leased)
Kansas - Kansas City              Federal Republic of Germany
Kentucky - Paducah                  Luneburg
Maryland - Baltimore                Munich*
Massachusetts                       Nienburg*
  Marlboro*                       Finland - Tikinmaa
  Wilmington                      France - Le Trait
Michigan                          Guatemala - Guatemala City (2 leased)
  Grand Rapids                    Honduras
  Warren (1 owned, 2 leased)        San Pedro Sula (2 owned)
Minnesota                           Tegucigalpa
  Minneapolis and St. Paul        Italy - Borgolavezzaro
  (7 owned, 1 leased)             Japan - Hamamatsu
New Jersey - Edison               Mexico - Mexico City*
  (1 owned, 1 leased)             Netherlands - Amerongen
New York - Geneva                 New Zealand - Auckland (2 owned)
North Carolina                    Nicaragua - Managua
  Greensboro                      People's Republic of
  Charlotte*                        China - Guangzhou*
Ohio                              Peru - Lima
  Cincinnati*                     Philippines - Manila*
  Dayton                          Puerto Rico - Bayamon
Oklahoma - Oklahoma City*         Republic of Panama - Panama City
Oregon - Portland                   (2 owned, 1 leased)
Tennessee - Memphis*              Spain - Alicante
Texas                             Switzerland - Basel*
  Dallas                          Taiwan - Taipei
  Fort Worth                      United Kingdom
  Houston                           Birmingham*
Washington - Vancouver              Derbyshire*
                                  Venezuela - Caracas

* Leased properties

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,754,000 square feet, including 279,000 square feet of leased space. In addition, the Company has approximately 2,167,000 square feet of warehouse, including 397,000 square feet of leased space. Offices and other facilities total 1,663,000 square feet, including 426,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

ITEM 3.

LEGAL PROCEEDINGS.
- -----------------

ENVIRONMENTAL REMEDIATION.
- -------------------------

The Company currently is deemed a potentially responsible party ("PRP"), in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites ("Sites"). As a PRP or defendant, the Company may be required to pay a share of the cost of investigation and cleanup of these Sites. In some cases, the Company may have rights of indemnification from other parties.

The Company's future liability for such claims is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the Sites, the Company's responsibility for such hazardous wastes and the number or financial condition of other PRPs or defendants. Reserves for future liabilities at the Sites are established as soon as an estimate of potential cleanup costs and allocation can be determined. The reserves are reviewed and revised quarterly in light of currently available technical and legal information. Based upon such available information, it is the Company's opinion that these environmental claims will not result in material liability to the Company.

Following is a list of Sites where the Company has or expects to have more than a de minimis share of liability for remedial investigation and/or remediation costs or which are too new to make an assessment. The expected or anticipated costs for these Sites are included in the current reserves of the Company.

   EAST BETHEL LANDFILL, EAST BETHEL, MINNESOTA.
   --------------------------------------------

The Company was a defendant in a private cost recovery action brought by the owners and operators of the landfill designated as a Federal Superfund Site.
The defendants entered into a settlement with the plaintiffs. The Company has paid approximately $194,000 for its share of allocated cleanup costs. It is the Company's opinion that any future costs at this Site will be minimal, and will not materially affect its business or financial condition.

   HELEN KRAMER, MANTUA, NEW JERSEY.
   --------------------------------

The Company is named as a third-party defendant by both the EPA and the New Jersey EPA for remediation at this Federal Superfund Site. Currently, the Company is participating in an allocation process for third-party generators. An outside waste accountant has found no evidence of any of the Company's waste at the Site. Negotiations for a settlement proposal between third-party defendants and the EPA continue. Because the waste accountant has found no evidence that any Company waste was disposed of at the Site, the Company does not believe that any liability allocated to it will materially affect its business or financial condition.

   GLOUCESTER ENVIRONMENTAL MANAGEMENT SERVICES,
   ---------------------------------------------
   INC., GLOUCESTER TWNSHP., NEW JERSEY.
   ------------------------------------

The Company has received notice from the EPA that it may be a PRP at this landfill. The New Jersey EPA served the Company with a complaint and named Paisley Products, Inc., from which the Company acquired certain assets, as the PRP. The predecessor in interest has agreed to indemnify and hold the Company harmless pursuant to the asset purchase agreement. The Company has paid approximately $149,000 as its portion of the allocation for the time period that the Company operated the acquired facility. It is estimated that the Company has a remaining contribution of approximately $20,000 for future cleanup costs.

   OAK GROVE LANDFILL, OAK GROVE, MINNESOTA.
   ----------------------------------------

The Company and other defendants have signed a consent decree with the EPA that provides for the implementation of remedial work at this Federal Superfund Site. The Company has paid approximately $128,000 as its portion of the cleanup costs. The Company expects that it will make an additional contribution for remediation of approximately $20,000.

   WASTE DISPOSAL ENGINEERING, ANDOVER, MINNESOTA.
   ----------------------------------------------

The Company and other PRPs signed a consent decree with the EPA that provides for payment of remedial work at the Site. The Company has paid assessments of approximately $84,000 for the remedial work. The Company estimates that its future share of remediation costs is approximately $36,000.

   WAUCONDA SAND & GRAVEL, WAUCONDA, ILLINOIS.
   ------------------------------------------

The Company and other PRPs signed a consent decree with the EPA that provides for payment of remedial work at this Site. The Company has paid assessments of approximately $440,000. The Company's proposed assessment in 1995 will be $24,000. The Company believes that any future costs will be minimal, and will not materially affect its business or financial condition.

   BAY DRUMS, TAMPA, FLORIDA.
   -------------------------

The Company has been identified as a PRP at this Site. The Company has joined a PRP Group which has retained an outside waste accountant for allocating cleanup costs amongst the PRPs. The Company is allocated 175 drums or .673% of the Group's total. Based on this allocation, the Company's estimated share is approximately $47,000. While the allocation may change due to the ability or willingness of additional PRPs to share in the cleanup costs, the Company believes that its final cost will be minimal, and will not materially affect its business or financial condition.

   SEABOARD CHEMICAL, JAMESTOWN, NORTH CAROLINA.
   --------------------------------------------

In September of 1991, the Company's Pompano Beach, Florida and Covington, Georgia facilities were identified as having contributed 40,590 pounds of waste to the Site. The Company joined a PRP and de minimis Group and signed the Consent Order and the Buy-Out Agreement for the Phase I remediation. The North Carolina Department of Natural Resources asserts that additional response costs are necessary to complete the remediation of the Site. Because of its de minimis status, the Company believes that any future costs will be minimal, and will not materially affect its business or financial condition.

     SOLVENTS RECOVERY SERVICES, SOUTHINGTON, CONNECTICUT.
     ----------------------------------------------------

The Company has been named a PRP (ranked 325 out of 885) as a result of allegedly generating 12,240 gallons of hazardous waste disposed of through Solvents Recovery Service. The Company at issue was acquired from the Terrell Corp. in July, 1986.

The EPA offered a de minimis settlement to PRPs who have been allocated less than 10,000 gallons at the Site. The Company accepted the de minimis settlement and paid $61,635.89 for a full and final settlement of this Site. The EPA subsequently rejected the Company as a de minimis party. The Company has requested the EPA to clarify its status, and objected to the EPA's determination that the Company is not a de minimis party. Although the Company's allocation may change due to the ability or willingness of additional PRPs to share in the cleanup costs, the Company believes that its future costs will be minimal, and will not materially affect its business or financial condition.

     VANDALE JUNKYARD, DAYTON, OHIO.
     ------------------------------

The Company received a Request for Information from the EPA directed to its Automotive Technology Systems, Inc. facility in Dayton, Ohio. The Company responded to the EPA's Request for Information, an internal investigation has started, and preliminary contact with a PRP Group has been made. Records obtained from a Freedom of Information Request indicate that haulers interviewed by the Ohio EPA recall hauling waste in the 1980's from Protective Treatments, Inc., a predecessor corporation, to the Site. The estimated cleanup costs are approximately $4 million. Because the Company's liability at this Site is limited by an indemnification agreement from an indemnitor with adequate financial resources to cover any claim for indemnity, the Company believes any liability to the Company will not materially affect its business or financial condition.

     SUNRISE, WAYLAND, MICHIGAN.
     --------------------------

The Company has received a notice of demand for payment and response activities from the Michigan Department of Natural Resources ("DNR") requesting that the Company participate in the cleanup of the Sunrise Landfill.

At this time, the DNR has estimated that clean-up may cost in excess of $17 million. The Company has joined a PRP Group, which has submitted a good faith proposal to the DNR for a Remedial Investigation and Feasibility Study, the cost of which is expected to range from $337,000 to $471,000. In addition, the State has incurred $3,744,744 in response costs to date. The Company has paid $30,000 for a remedial investigation. It is expected that numerous additional PRPs will be located to participate in these costs, as well as final remediation. Because of the participation of other financially viable PRPs, it is the Company's opinion that its future costs will not materially affect its business or financial condition.

     WASTE OIL TANK SERVICE, HOUSTON, TEXAS.
     --------------------------------------

The Texas Water Commission ("Commission") notified the Company that it is a PRP at the Waste Oil Tank Service Site. The Site was used as a waste oil and collection facility from 1975 to 1984, and has been included on the State's Superfund registry. Although the Site is relatively small, approximately 1/2 acre, it has a high priority for cleanup by the Commission because its investigation has shown hydrocarbon and heavy metal contamination in the soil and surface water. The Commission's investigation indicated that on one occasion in April of 1982, one of the Company's facilities arranged for 2,600 gallons of hazardous waste to be disposed of at the Site.

The Company has joined a PRP Group which has submitted a good faith proposal to the Commission for a Remedial Investigation and Feasibility Study, the cost of which may range from $105,000 to $236,000. Because of the participation of numerous other financially viable PRPs, it is the Company's opinion that its allocation at this Site will not materially affect its business or financial condition.

     NINTH AVENUE, GARY, INDIANA.
     ---------------------------

The Company was recently named as a defendant in a private cost recovery action brought by PRPs who have conducted remedial activities at the Site. The participating PRPs have expended in excess of $20 million to date. Because the Company's use of this Site has not yet been determined, the Company does not have sufficient information to form any opinion on whether any allocation to the Company will materially affect its business or financial condition.

     SCHNITZER IRON & METAL, ST. PAUL, MINNESOTA.
     -------------------------------------------

The Company recently received a Request for Information from the Minnesota Pollution Control Agency with respect to the Company's use of this Site.
Records indicate that the Company disposed of a small amount of material at this Site on two occasions in the early-1980's. Because of the Company's limited use of this Site, it is the Company's opinion that any future costs at this Site will be minimal, and will not materially affect its business or financial condition.

     ARCHEM COMPANY, HOUSTON, TEXAS.
     ------------------------------

The Company has received notice from the Texas Water Commission that it is a PRP concerning remediation of the ArChem property in Houston, Texas. The Company acquired the property in June of 1976, and in 1978, the property was sold.

The Commission's focus is on the companies that sent chemicals to the Site pursuant to tolling agreements or otherwise had specialty products manufactured by ArChem. The materials at issue were not generated by or attributable to the Company. Because of an indemnification agreement with a financially liable indemnitor, and because the materials at issue were not generated by the Company, it is the Company's opinion that this Site will not have a material affect on the Company's business or financial condition.

MATTERS PREVIOUSLY DISCLOSED.
- ----------------------------
     A-1 DISPOSAL, PLAINWELL, MICHIGAN.
     ---------------------------------

The Company received notice from the Michigan Department of Natural Resources ("DNR") in June, 1994, that it was named a PRP at this Site. The notice required the Company to work with participating companies (companies who had been involved with activities at the Site for some time) in contributing to the cost for remediation at the Site. The Company has resolved all disputes regarding this Site. The Company paid $24,242.83 and has no future liability with this Site.

     AMERICAN CHEMICAL SERVICES, GRIFFITH, INDIANA.
     ---------------------------------------------

The Company was identified as a PRP at this Site. The Company joined a Remediation Action Group organized to study the EPA's remediation proposal and negotiate de minimis settlements. The Company was allocated .00865% of the waste volume as calculated by the Group. The Company has resolved all disputes regarding this Site. The Company paid $22,087.09 and has no future liability with this Site.

TSCA MATTER.
- -----------

On October 19, 1990, the Company voluntarily notified the EPA that a previously unrecognized reaction may have occurred during the formation of a product that did not comply with the notice requirements of the Toxic Substances Control Act. On September 30, 1993, the EPA filed an Administrative Complaint against the Company. The Company entered into an Administrative Order on Consent with the EPA and paid $90,000.00. The Company has no future liability with this matter.

OTHER LEGAL PROCEEDINGS.
- -----------------------

The Company is a party to a number of other pending legal proceedings that are routine matters incidental to its business and that are not expected, individually or in the aggregate, to have a material adverse effect on its business or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------

Not applicable.

Executive Officers of the Registrant
- ------------------------------------

The executive officers of the Company as of November 30, 1994, their ages and current offices are set forth below:

Name                    Age    Position                               Period Served
- ----                    ---    --------                               -------------
Anthony L. Andersen      58    Chair, Board of Directors              Since 1992
                               Chief Executive Officer                Since 1974
                               Director                               Since 1966

Walter Kissling          63    President                              Since 1992
                               Chief Operating Officer                Since 1990
                               Director                               Since 1968

John T. Ray, Jr.         57    Senior Vice President                  Since 1984

Richard C. Johnson       65    Senior Vice President                  Since 1992
                               Chief Administrative Officer           Since 1992

Wolfgang Weber           55    Senior Vice President                  Since 1992

Jorge Walter Bolanos     50    Chief Financial Officer and Treasurer  Since 1992
                               Vice President                         Since 1990

Lars T. Carlson          56    Vice President                         Since 1986

Sarah R. Coffin          42    Vice President                         Since 1994

Antonio Lobo             51    Vice President                         Since 1989

Rolf Schubert            56    Vice President                         Since 1982
                               Director                               Since 1972

Jerald L. Scott          53    Vice President                         Since 1980

David J. Maki            53    Vice President                         Since 1990
                               Controller                             Since 1987

Richard C. Baker         42    Vice President and Assistant
                               Corporate Secretary                    Since 1993
                               General Counsel                        Since 1990

Officers are elected by the Board of Directors or appointed by the Chief Executive Officer. Each of the Company's officers has served in various capacities with the Company for more than five years, except Sarah R. Coffin.

Sarah R. Coffin joined the Company and was named Vice President/Specialty Group Manager in 1994. In her most recent position prior to joining the Company, Ms. Coffin served as Managing Director, Specialty Chemicals, General Electric Plastics, a position she had held since 1991. Prior to that she had been General Manager, Polymerland, Inc., a subsidiary of the General Electric Company.

                                    PART II

Information for Items 5 through 8 of this report appear in the 1994 H. B. Fuller Company Annual Report to Stockholders as indicated on the following table and are incorporated by reference to this Report:

                                                             Annual Report
                                                            to Stockholders
                        Item                                     Page
                        ----                                ---------------

Item 5. Market for Registrant's Common Stock
- --------------------------------------------
        and Related Stockholder Matters
        -------------------------------
            Trading Market                                         70
            High and Low Market Value                              70
            Dividend Payments                                      70
            Dividend Restrictions (Note 14)                     63-64
            Holders of Common Stock                                71

Item 6. Selected Financial Data
- -------------------------------
            1969 - 1994 in Review and
            Selected Financial Data                             68-69

Item 7. Management's Discussion and Analysis of
- -----------------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------
            Management's Analysis of Results of
             Operations and Financial Condition                 41-48

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------
            Consolidated Financial Statements                   49-65
            Quarterly Data (Unaudited)(Note 16)                    66

Item 9. Changes in and Disagreements with Accountants
- -----------------------------------------------------
        on Accounting and Financial Disclosure
        --------------------------------------
            None

                                    PART III


Items 10, 11, 12 and 13.


Directors and Executive Officers of the Registrant; Executive Compensation;
- ---------------------------------------------------------------------------
Security Ownership of Certain Beneficial Owners and Management; and Certain
- ---------------------------------------------------------------------------
Relationships and Related Transactions
- --------------------------------------

The information required by these Items other than the information set forth in
Part I, "Executive Officers of the Registrant", is omitted because the Company will file within 120 days after the close of the Company's last fiscal year a definitive proxy statement pursuant to Regulation 14A, which information, other than the sections entitled "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" contained therein, is herein incorporated by reference as if set out in full.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

                                                                                Reference
                                                                      ------------------------------
                                                                      Form 10-K405    Annual Report
                                                                      Annual Report  to Stockholders
                                                                           Page            Page
                                                                      -------------  ---------------
(a)(1.) Index to Consolidated Financial Statements
         Incorporated by Reference to the 1994 Annual
         Report to Stockholders of H. B. Fuller Company:

             Consolidated Statements of Earnings for the
              Three Years Ended November 30, 1994                                              49

             Consolidated Balance Sheets as of
              November 30, 1994 and 1993                                                       50

             Consolidated Statements of Stockholders' Equity
              for the Three Years Ended November 30, 1994                                      51

             Consolidated Statements of Cash Flows
              for the Three Years Ended November 30, 1994                                      52

             Notes to Consolidated Financial Statements                                     53-66

             Report of Independent Accountants                                                 67

(a)(2.) Index to Consolidated Financial Statement
         Schedules for the Three Years Ended November 30, 1994:

             Auditors' Report on Financial Statement Schedules              20

             Schedule V      Property, Plant and Equipment                  21

             Schedule VI     Accumulated Depreciation of
                             Property, Plant and Equipment                  22

             Schedule VIII   Valuation and Qualifying Accounts              23

             Schedule IX     Short-Term Borrowings                          24

             Schedule X      Supplementary Income
                             Statement Information                          25

All other financial statement schedules are omitted as the required information is inapplicable or the information is given in the financial statements or related notes.

(a)(3.)  Exhibits
         --------


Exhibit Number


3(a)    Restated Articles of Incorporation - incorporated by reference to
        Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

3(b) By-Laws of H.B. Fuller Company - incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

4(a) Amended and Restated Shareholder Rights Plan incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form 8-A (Commission File No. 1-9225).

4(b) Restated Articles of Incorporation referring to rights of security holders, Articles III, VII - incorporated by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

4(c) Specimen Stock Certificate - incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(a) H.B. Fuller Company 1992 Stock Incentive Plan - incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(b)  H.B. Fuller Company Restricted Stock Plan - incorporated by reference to
        Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1993.

*10(c) H.B. Fuller Company Restricted Stock Unit Plan - incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1993.

*10(d)  Director's Stock Plan as amended and restated January 1, 1995.

*10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

*10(f) H.B. Fuller Company Incentive Stock Option Plan of 1982 - incorporated by reference to the Registrant's Registration Statement on Form S-8 (Commission File No. 2-89810).

*10(g) H.B. Fuller Company Nonqualified Retirement Plan for Costa Rica - incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1988 (Commission File No. 0-3488).

*10(h) Form of Employment Agreement signed by executive officers and certain other employees - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990.

        --------


*10(i) Managing Director Agreement with Wolfgang Weber signed March 23, 1990 - incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990.

*10(j) Supplement Agreement, dated March 10, 1993, to Managing Director Agreement with Wolfgang Weber - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended Novemeber 30, 1993.

*10(k) H.B. Fuller GmbH Pension Plan (summary of plan in English) - incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990.

*10(l) H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(m) Deferred Compensation Agreement with Walter Kissling signed December 22, 1994.
*10(n)  Retirement Plan for Directors of H.B. Fuller Company, 1994 Revision.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K405.


11      Statement re:  Computation of Net Earnings Per Common Share

13      Pages 41 - 71 of the 1994 Annual Report to Shareholders.

21      Subsidiaries of the Registrant

23      Consent of Price Waterhouse LLP

24      Manually signed Powers of Attorney

27      Financial Data Schedule

99      Report on Form 11-K of H.B. Fuller Company Thrift Plan



(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1994.

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          H. B. FULLER COMPANY

Dated:  February 23, 1995                 By/s/ Anthony L. Andersen
                                              ---------------------------------
                                                  ANTHONY L. ANDERSEN
                                                  Chair, Board of Directors and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                                         Title
 ---------                                         -----



/s/ Anthony L. Andersen                    Chair, Board of Directors and
- -----------------------------              Chief Executive Officer and Director
ANTHONY L. ANDERSEN                        (Principal Executive Officer)

/s/ Jorge Walter Bolanos                   Vice President,
- -----------------------------              Chief Financial Officer and Treasurer
JORGE WALTER BOLANOS                       (Principal Financial Officer)

/s/ David J. Maki                          Vice President and Controller
- -----------------------------              (Principal Accounting Officer)
DAVID J. MAKI


*NORBERT R. BERG              Director
*EDWARD L. BRONSTIEN, JR.     Director
*FREEMAN A. FORD              Director
*REATHA CLARK KING            Director
*WALTER KISSLING              President, Chief Operating Officer and Director
*JOHN J. MAURIEL, JR.         Director
*ROLF SCHUBERT                Vice President and Director
*LORNE C. WEBSTER             Director
*GAIL D. FOSLER               Director

By: /s/ Richard C. Baker                 Dated:  February 23, 1995
    ----------------------------
        RICHARD C. BAKER
        Attorney in Fact

  *Power of Attorney filed with this report as Exhibit 24 hereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------


To the Board of Directors
  of H.B. Fuller Company

Our audits of the consolidated financial statements referred to in our report dated January 5, 1995 appearing in the 1994 Annual Report to Stockholders of H.B. Fuller Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K405) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K405. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Minneapolis, Minnesota
January 5, 1995

                                                               Schedule V
                                                               ----------

H.B. Fuller Company and Consolidated Subsidiaries
Property, Plant and Equipment
Years Ended November 30, 1994, 1993, and 1992
(Dollars in thousands)


                                         Balance at                                       Other                    Balance
                                         beginning      Additions                         changes                  at end
    Classification                       of period      at cost         Retirements       add(deduct)              of period
    ----------------------------------   -----------    -----------     -----------       -----------              -----------
Year ended November 30, 1994:

    Land                                    $38,456         $1,620            $500         $4,897   (b)              $48,795
                                                             3,539  (a)                       783   (c)
    Buildings and improvements              131,947            661           1,963          7,035   (b)              144,307
                                                             4,949  (a)                     1,678   (c)
    Machinery and equipment                 222,741          8,625          12,507         26,010   (b)              275,296
                                                            26,839  (a)                     3,588   (c)
    Construction in progress                 26,468         54,112                        (37,942)  (b)               45,495
                                                             1,114  (a)                     1,743   (c)
                                         -----------    -----------     -----------       ----------               -----------
                                           $419,612       $101,459         $14,970         $7,792                   $513,893
                                         ===========    ===========     ===========       ==========               ===========

Year ended November 30, 1993:

    Land                                    $38,371           $112                         $1,476   (b)              $38,456
                                                                                           (1,503)  (c)
    Buildings and improvements              128,044          2,077             $35          5,326   (b)              131,947
                                                               221  (a)                    (3,686)  (c)
    Machinery and equipment                 214,172          5,535           4,436         13,980   (b)              222,741
                                                             1,897  (a)                    (8,407)  (c)
    Construction in progress                 14,234         34,118                        (20,782)  (b)               26,468
                                                                                           (1,102)  (c)
                                         -----------    -----------     -----------    -----------                 -----------
                                           $394,821        $43,960          $4,471       ($14,698)                  $419,612
                                         ===========    ===========     ===========    ===========                 ===========

Year ended November 30, 1992:

    Land                                    $35,209            $98             $67         $1,482   (b)              $38,371
                                                                30  (d)                     1,619   (c)
    Buildings and improvements              119,668            879             350          3,644   (b)              128,044
                                                               667  (d)                     3,536   (c)
    Machinery and equipment                 185,167          9,398           4,666         16,980   (b)              214,172
                                                               557  (d)                     6,736   (c)
    Construction in progress                 11,452         24,086                        (22,106)  (b)               14,234
                                                               300  (d)                       502   (c)
                                         -----------    -----------     -----------    -----------                 -----------
                                           $351,496        $36,015          $5,083        $12,393                   $394,821
                                         ===========    ===========     ===========    ===========                 ===========

(a)  Property, plant and equipment of acquired businesses.
(b)  Reclassification of costs.
(c)  Effect of currency exchange rate changes on beginning of year balance.
(d)  Consolidation of subsidiaries previously unconsolidated in Nicaragua.

                                                                     Schedule VI
                                                                     -----------
    H.B. Fuller Company and Consolidated Subsidiaries
    Accumulated Depreciation of Property, Plant and Equipment
    Years Ended November 30, 1994, 1993, and 1992
    (Dollars in thousands)

                                                        Additions
                                         Balance at     charged to                     Other               Balance
                                         beginning      costs and                      changes             at end
    Classification                       of period      expenses        Retirements    add(deduct)         of period
    ----------------------------------   -----------    -----------     -----------    -----------         -----------
Year ended November 30, 1994:

    Land                                     $4,612           $691            $308            $82   (c)        $5,117
                                                                40  (a)
    Buildings and improvements               47,880          5,432           1,200             19   (b)        54,164
                                                             1,451  (a)                       582   (c)
    Machinery and equipment                 134,573         22,054          10,502            (19)  (b)       159,522
                                                            10,972  (a)                     2,444   (c)
                                         -----------    -----------     -----------    -----------         -----------

                                           $187,065        $40,640         $12,010         $3,108            $218,803
                                         ===========    ===========     ===========    ===========         ===========




Year ended November 30, 1993:

    Land                                     $4,343           $523              $2           ($96)  (b)        $4,612
                                                                                             (156)  (c)
    Buildings and improvements               43,477          5,242              46            366   (b)        47,880
                                                                 8  (a)                    (1,167)  (c)
    Machinery and equipment                 123,848         19,169           3,470           (270)  (b)       134,573
                                                               416  (a)                    (5,120)  (c)
                                         -----------    -----------     -----------    -----------         -----------

                                           $171,668        $25,358          $3,518        ($6,443)           $187,065
                                         ===========    ===========     ===========    ===========         ===========




Year ended November 30, 1992:

    Land                                     $3,478           $541              $2           $141   (b)        $4,343
                                                                                              185   (c)
    Buildings and improvements               37,170          5,061             131           (143)  (b)        43,477
                                                               234  (d)                     1,286   (c)
    Machinery and equipment                 103,470         19,263           3,774              2   (b)       123,848
                                                               395  (d)                     4,492   (c)
                                         -----------    -----------     -----------    -----------         -----------

                                           $144,118        $25,494          $3,907         $5,963            $171,668
                                         ===========    ===========     ===========    ===========         ===========

    (a) Accumulated depreciation of property, plant and equipment of acquired businesses.
    (b)  Reclassification of accumulated depreciation.
    (c)  Effect of currency exchange rate changes on beginning of year balance.
    (d)  Consolidation of subsidiaries previously unconsolidated in Nicaragua.

                                                                   Schedule VIII
                                                                   -------------

H.B. Fuller Company and Consolidated Subsidiaries
Valuation and Qualifying Accounts
Years Ended November 30, 1994, 1993, and 1992
(Dollars in thousands)


                                           Allowance for doubtful receivables
                                         --------------------------------------
                                            1994         1993          1992
                                         ----------   ----------   ------------
Balance at beginning of period             $5,519       $5,451         $5,594

Additions(deductions):

  Charged to costs and expenses             1,391        1,740          1,937

  Accounts charged off during year         (1,091)      (1,409)        (2,305)

  Accounts of acquired businesses             288           57

  Effect of currency exchange rate
   changes on beginning of year
   balance                                    114         (320)           225
                                         ----------   ----------   ------------
Balance at end of period                   $6,221       $5,519         $5,451
                                         ==========   ==========   ============

                                                                     Schedule IX
                                                                     -----------
H.B. Fuller Company and Consolidated Subsidiaries
Short-Term Borrowings
Years Ended November 30, 1994, 1993, and 1992
(Dollars in thousands)

                                1994         1993          1992
                             ----------   ----------     ----------
Balance at end of year:

Notes payable:
 Banks                         $44,306      $18,638        $16,975
 Others                        $ 8,819      $ 1,191        $ 1,077
                             ==========   ==========     ==========


Weighted-average
interest rate at
end of year                       11.1%(1)     16.0%(1)       20.5%
                             ==========   ==========     ==========



Maximum amount
outstanding
during the year                $87,796      $22,285        $29,517
                             ==========   ==========     ==========



Average amount
outstanding
during the year                $45,430      $19,440        $24,267
                             ==========   ==========     ==========



Weighted-average
interest rate
during the year                   14.1%(1)     17.8%(1)       19.8%
                             ==========   ==========     ==========

The average amount of short-term borrowings outstanding during the year was calculated by weighting the outstanding debt by the number of days it remained unpaid and then dividing this by the total number of days in the year. The weighted-average interest rate during the year was computed by dividing interest expense by average outstanding debt.

(1) Smaller percent of short-term borrowings are occurring in high inflationary countries which causes the short-term interest rate to decrease.

                                                                    Schedule X
                                                                    ----------

H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
Supplementary Income Statement Information
Years Ended November 30, 1994, 1993, and 1992
(Dollars in thousands)



                                         Charged to costs and expenses
                                     --------------------------------------
                                        1994         1993          1992
                                     ----------   ----------   ------------
Maintenance and repairs                $13,961      $12,480        $12,043
                                     ==========   ==========   ============

Other items did not exceed 1% of total sales as reported in the related Consolidated Statements of Earnings and therefore are not presented.