Form 10-Q
period 1995-02-28
FULLER H B CO
filed 1995-04-12
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1995


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         13,947,271 shares outstanding
                             as of March 31, 1995


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X    No
                                    -----    -----

                              H. B. FULLER COMPANY
                          FIRST QUARTER 1995 Form 10-Q
                                Quarterly Report


                               Table of Contents



                                                                   Page No.
                                                                   --------

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
         Earnings - Three months ended
         February 28, 1995 and February 28, 1994                      3

      Consolidated Condensed Balance Sheets -
         February 28, 1995 and November 30, 1994                      4

      Consolidated Condensed Statements of
         Cash Flows - Three months ended
         February 28, 1995 and February 28, 1994                      5

      Notes to Consolidated Condensed
         Financial Statements                                       6 - 7


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          8 - 11



                          PART II.  OTHER INFORMATION
                          ---------------------------


     Item 6.  Exhibits and Reports on Form 8-K                        12



        Signatures                                                    12

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings

                                                      Three Months Ended
                                                  ---------------------------
(Unaudited)                                       February 28,   February 28,
(In Thousands Except Per Share Amounts)              1995           1994
                                                  ---------------------------
NET SALES                                           $295,649       $242,499
                                                    --------       --------
Costs and expenses:
  Cost of sales                                      202,270        165,528
  Selling, administrative
    and other expenses                                78,285         66,842
  Interest expense                                     4,112          2,665
  Other (income) expense, net                            393            426
                                                    --------       --------
                                                     285,060        235,461
                                                    --------       --------
Earnings before income taxes,
  minority interests and accounting changes           10,589          7,038
Income taxes                                          (4,320)        (2,783)
Net earnings of consolidated subsidiaries
  applicable to minority interests                      (236)          (219)
                                                    --------       --------
Earnings before accounting changes                     6,033          4,036
Accounting changes                                    (2,532)
                                                    --------       --------
NET EARNINGS                                           3,501          4,036
Dividends on preferred stock                              (4)            (4)
                                                    --------       --------
NET EARNINGS APPLICABLE TO COMMON STOCK             $  3,497       $  4,032
                                                    ========       ========
Average number of common and common
  equivalent shares outstanding                       14,031         14,027
                                                    ========       ========
Per share earnings before accounting changes        $   0.43       $   0.29
Per share accounting changes                           (0.18)
                                                    --------       --------
NET EARNINGS PER COMMON SHARE                       $   0.25       $   0.29
                                                    ========       ========
Cash dividend per common share                      $   0.15       $   0.14
                                                    ========       ========

See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

(Unaudited)                                    February 28,   November 30,
(In Thousands)                                     1995           1994
                                               ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  9,153       $  9,830
  Trade receivables                                 176,809        172,823
  Allowance for doubtful accounts                    (6,039)        (6,221)
  Inventories                                       160,947        152,651
  Other current assets                               40,814         32,320
                                                   --------       --------
      TOTAL CURRENT ASSETS                          381,684        361,403

Property, plant and equipment, net of
  accumulated depreciation of $225,850
  in 1995 and $218,803 in 1994                      302,840        295,090
Other intangibles                                    17,294         18,097
Excess cost                                          39,780         40,422
Other assets                                         29,961         27,605
                                                   --------       --------
      TOTAL ASSETS                                 $771,559       $742,617
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                    $ 53,622       $ 53,125
  Current installments of long-term debt              6,638          6,430
  Accounts payable                                  108,616        105,825
  Accrued expenses                                   48,906         58,080
  Income taxes payable                                8,956          8,278
                                                   --------       --------
      TOTAL CURRENT LIABILITIES                     226,738        231,738

Long-term debt,
  excluding current installments                    165,068        130,009

Deferred income taxes, accrued pension
  cost, postretirement costs, other
  liabilities and minority interests                104,234        106,065

STOCKHOLDERS' EQUITY:
  Preferred stock                                       306            306
  Common stock                                       13,948         13,935
  Additional paid-in capital                         19,049         18,907
  Retained earnings                                 238,044        236,572
  Foreign currency translation adjustment             6,537          7,532
  Unearned compensation                              (2,365)        (2,447)
                                                   --------       --------
      TOTAL STOCKHOLDERS' EQUITY                    275,519        274,805
                                                   --------       --------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $771,559       $742,617
                                                   ========       ========
See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows

                                                         Three Months Ended
(Unaudited)                                          February 28,  February 28,
(In Thousands)                                           1995          1994
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $  3,501     $  4,036
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                           9,235        7,379
    Pension costs                                           2,685        2,972
    Deferred income tax                                     1,855       (1,087)
    Accounting changes                                      2,532
    Other items                                            (1,040)        (456)
  Change in current assets and liabilities:
    (Increase) in accounts receivable                      (7,009)      (7,137)
    (Increase) in inventory                                (8,480)      (3,912)
    (Increase) in prepaid assets                           (6,164)      (3,703)
    Increase in accounts payable                            3,391        1,474
    (Decrease) in accrued expense                          (8,958)      (7,197)
    (Decrease) in income taxes payable                     (1,793)        (172)
                                                         --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           (10,245)      (7,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchased property, plant and equipment                 (16,104)     (10,692)
  Investment in affiliated companies                           (6)         (27)
  Purchased businesses, net of cash acquired                           (22,299)
                                                         --------     --------
      NET CASH USED IN INVESTING ACTIVITIES               (16,110)     (33,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                               50,200       20,678
  Current installments and payments
   of long-term debt                                      (16,055)        (168)
  Increase in notes payable                                   210       11,796
  Dividends paid                                           (2,026)      (1,951)
  Other                                                    (6,448)         760
                                                         --------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            25,881       31,115

Effect of exchange rate changes on cash                      (203)        (554)
                                                         --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (677)     (10,260)
Cash and cash equivalents at beginning of year              9,830       17,377
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,153     $  7,117
                                                         ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense (net of amount capitalized)         $  4,268     $  2,218
    Income taxes                                         $  6,964     $  3,513

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)
                                  (Unaudited)
                                  -----------


    1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of February 28, 1995 and November 30, 1994, the results of its operations for the three month periods ended February 28, 1995 and 1994 and its cash flows for the three month periods ended February 28, 1995 and 1994. All adjustments were of a normal recurring nature.

    2. The results of operations for the three month period ended February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

    3.    The composition of inventories is presented below:

                             February 28, 1995    November 30, 1994
                             -----------------    -----------------

            Raw materials        $ 79,079             $ 78,007
            Finished goods         92,545               85,032
            LIFO reserve          (10,677)             (10,388)
                                 --------             --------

                                 $160,947             $152,651
                                 ========             ========

    4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

    5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables. At February 28, 1995, the aggregate contract value of instruments used to buy U.S. dollars in exchange for foreign currency (primarily 8,722 Dutch guilders, 3,887 deutsche marks and 2,820 Canadian dollars) was $11,055. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $5,396. The contracts mature between March 1, 1995 and November 15, 2000.

    6. In the first quarter of 1995, the Company adopted Statements of Financial Accounting Standards (FAS) No. 112, "Employer's Accounting for Postemployment Benefits".

    7. The carrying amounts and estimated fair values of the Company's significant other financial instruments at February 28, 1995, are as follows: (000's)

                                             Carrying    Fair
                                              Amount    Value
                                             --------  --------

          Cash and short-term investments    $  9,153  $  9,153
          Notes payable                        53,622    53,622
          Long-term debt                      171,706   173,752

          Fair values of short-term financial instruments approximate their carrying values due to their short maturity.

          The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities. The estimates presented above on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     ---------------------------------------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------

     (Dollars in Thousands)

     The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.


     Results of Operations
     ---------------------

     Net sales for the first quarter of 1995 increased $53,150 or 21.9% when compared to the same quarter in 1994.

     A comparison of sales increases by operating area is as follows:

                                           Three Months Ended
                                            February 28, 1995
        Operating Area                      February 28, 1994
        --------------                     -------------------

        North America                      $   25,600      19%
        Latin America                           6,322      14%
        Europe                                 14,974      30%
        Asia/Pacific                            6,254      41%
                                            ---------

          Total                            $   53,150      22%
                                           ==========

     In North America, the 19% first quarter sales increase was composed of 6 percentage points relating to increased volume and changes in product mix, 9 percentage points related to a second quarter 1994 acquisition and 4 percentage points resulting from an increase in pricing. The Adhesives, Sealants and Coatings Group had a 26% increase in sales with 13% resulting from a second quarter 1994 acquisition and the other 13% of growth occurring primarily in the paper/converting, graphic arts and polymer markets of the industrial adhesives group and in the woodworking and engineered systems markets of the structural adhesives group. In the Specialty Group, sales increased 4% primarily due to growth occurring in the Industrial Coatings Division and TEC Incorporated. Sales of the Linear Products Corporation, Monarch Division and Foster Products Corporation approximated the sales of 1994. Overall, Specialty Group sales on a comparable basis were adversely affected by 3 percentage points by the second quarter 1994 restructuring in Foster Products Corporation when the PVC product line was sold. North American operating earnings grew at a rate of 67% increasing from $3,056 to $5,090.

     Latin American first quarter 1995 sales increased 14% over 1994. The increase in sales is composed of 10 percentage points relating to increased volume and changes in product mix and a 4 percentage point increase in pricing. Latin American operating earnings were up slightly when compared to 1994, increasing from $6,814 to $6,927.

     In Europe, the 30% first quarter 1995 sales increase was composed of 10 percentage points resulting from favorable foreign currency translations due to the weakening of the U.S. dollar, 1 percentage point due to an increase in pricing, 9 percentage points due to an increase in volume and changes in product mix and 10 percentage points resulting from sales of a business in the United Kingdom acquired late in the first quarter of 1994. As a result of the sales increase, operating income was up substantially when compared to the same quarter in 1994, increasing from $231 to $2,730.

     Asia/Pacific sales were up 41% compared to the same period last year. The weakening of the U.S. dollar, compared to local currencies, caused 12 percentage points of the increase. A late first quarter 1994 New Zealand acquisition accounted for 18 percentage points of the sales increase. Operating earnings increased from $28 in 1994 to $347 in 1995, primarily as a result of the operating results of the New Zealand acquisition.

     A pretax restructuring charge of $6,001 ($5,299 after tax) was recorded in the fourth quarter of fiscal year 1993. As of February 28, 1995, the remaining pretax restructuring reserve was $1,037 and is currently estimated to be adequate to complete the restructuring.

     Cost of sales for the first quarter increased 22.2% ($36,742) over the same quarter in 1994. Consolidated gross margins, as a percent of sales, decreased from 31.74% in 1994 to 31.58% in 1995 with the acquisitions of 1994 having a negative 0.37% of sales impact. During the first quarter 1995, the Company continued to experience increases in the cost of raw materials. However, excluding the impact of acquisitions, gross margins, as a percent of sales, approximated or exceeded 1994 margins in all geographic regions. The Company anticipates further increases in raw material costs over the near term which may affect gross margins. The extent to which these increases may affect gross margins will depend on the Company's ability to pass on the price increases to its customers.

     Selling, administrative, and other expenses for the quarter were up 17.1% ($11,443) when compared to the prior year. This category of expense, as a percent of sales, decreased from 27.6% in 1994 to 26.5% in 1995. Significant improvement in this category of expense was primarily due to improvements in North America and Europe.

     Interest expense increased 54.3% ($1,447) primarily as a result of increased borrowing to finance the 1994 aquistions and the increased capital spending.

     Income taxes for the first quarter of 1995 increased $1,537 (55.2%) when compared to the first quarter of 1994 primarily as a result of increased earnings. The effective tax rate increased from 39.5% in 1994 to 40.8% in 1995.

     The Company adopted the provisions of FAS 112 (Postemployment Benefits) in the first quarter of 1995, resulting in an accounting change charge of $2,532 ($3,981 pretax).

     Net earnings decreased from $4,036 in the first quarter of 1994 to $3,501 in first quarter 1995. Earnings before the cumulative effect of the accounting change in 1995 were $6,033.

     Liquidity and Capital Resources
     -------------------------------

     The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at February 28, 1995 and November 30, 1994 and February 28, 1994 and November 30, 1993.

     During the first quarter of 1995, the Company used $10,245 of cash to finance operations as compared to a $7,803 use of cash in the first quarter of 1994. The increased use of cash was primarily the result of cash flow from net earnings which increased $1,997 (excluding the non-cash accounting change charge of $2,532) in 1995 and an increase of $3,927 of other non-cash adjustments to net income in 1995 compared to the same period in 1994, which was more than offset by an $8,366 increase in cash to fund operating working capital.

     Working capital was $154,946 at February 28, 1995 compared to $129,665 at November 30, 1994. The current ratio at February 28, 1995 was 1.7 compared to 1.6 at November 30, 1994. The number of days sales in trade accounts receivable was 52 days at February 28, 1995 equalling the days sales at
     February 28, 1994.   The average days sales in inventory on hand was at 67
     days equalling the days sales at February 28, 1994. The primary reason for the reduction in accrued expenses is the payment of year-end 1994 salary accruals in the first quarter of 1995. The primary reason for the increase in accounts payable was the increase in inventories which were increased to support projected second quarter sales.

     The Company's long-term debt to total capitalization ratio was 37.5% at February 28, 1995 compared to 32.1% at November 30, 1994. Long-term debt increased to fund capital expenditures, to fund increased operating working capital and to prefund postretirement benefits ($6,182).

     Capital expenditures for property, plant and equipment of $16,104 in first quarter 1995 were primarily for continued construction of manufacturing plants in Honduras and Minnesota, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Increases(Decreases)/(Dollars in Thousands)

     A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:

                                                       Comparison of
                                                     Three Months Ended
                                                     February 28, 1995
                                                          and 1994
                                                     -------------------
                                                     Amount      Percent
                                                     -------     -------

NET SALES                                            $53,150      21.9%

Cost of sales                                         36,742      22.2%

Selling, administrative
  and other expenses                                  11,443      17.1%

Interest expense                                       1,447      54.3%

Other income
  (expense), net                                          33       7.7%
                                                     -------
Earnings before income taxes,
  minority interests and accounting changes            3,551      50.5%

Income taxes                                           1,537      55.2%

Net earnings of consolidated
  subsidiaries applicable
  to minority interests                                   17       7.8%
                                                     -------
Earnings before accounting changes                     1,997      49.5%

Accounting changes                                    (2,532)         *
                                                     -------
NET EARNINGS                                         $  (535)    -13.3%
                                                     =======
* Change of 100% or more.

                          PART II.  OTHER INFORMATION


     Item 6.

     Exhibits and reports on Form 8-K
     --------------------------------

     (a)  Exhibits to Part I

          27   Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended February 28, 1995.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            H. B. Fuller Company



     Dated:  April 12, 1995                  /S/ Jorge Walter Bolanos
                                             ------------------------
                                             Jorge Walter Bolanos
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer



     Dated:  April 12, 1995                  /S/ David J. Maki
                                             -----------------------
                                             David J. Maki
                                             Vice President
                                             and Controller