Form 10-Q
period 1995-05-31
FULLER H B CO
filed 1995-07-14
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MAY 31, 1995


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         13,959,660 shares outstanding
                              as of June 30, 1995


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

                             H. B. FULLER COMPANY
                         SECOND QUARTER 1995 Form 10-Q
                               Quarterly Report


                               Table of Contents



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Three months and six months ended
        May 31, 1995 and 1994

      Consolidated Condensed Balance Sheets -
        May 31, 1995 and November 30, 1994

      Consolidated Condensed Statements of
        Cash Flows - Six months ended
        May 31, 1995 and 1994

      Notes to Consolidated Condensed
        Financial Statements

     Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations



                          PART II.  OTHER INFORMATION
                          ---------------------------


      Item 1.  Legal Proceedings

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                 (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                   Three Months Ended             Six Months Ended
                                               ---------------------------   ---------------------------
                                               May 31, 1995   May 31, 1994   May 31, 1995   May 31, 1994
                                               ------------- -------------   ------------- -------------
NET SALES                                        $322,434       $272,377       $618,084       $514,876
                                                 --------       --------       --------       --------
Costs and expenses:
 Cost of sales                                    218,666        182,186        420,937        347,714
 Selling, administrative
  and other expenses                               81,788         70,125        160,073        136,967
 Interest expense                                   4,463          2,983          8,575          5,648
 Other (income) expense, net                          845          1,005          1,238          1,431
                                                 --------       --------       --------       --------
                                                  305,762        256,299        590,823        491,760
                                                 --------       --------       --------       --------
Earnings before income taxes and
 minority interests                                16,672         16,078         27,261         23,116
Income taxes                                       (6,530)        (6,637)       (10,850)        (9,420)
Net earnings of consolidated subsidiaries
 applicable to minority interests                     (73)          (140)          (309)          (359)
                                                 --------       --------       --------       --------
Earnings before accounting changes                 10,069          9,301         16,102         13,337
Accounting changes                                                               (2,532)
                                                 --------       --------       --------       --------
NET EARNINGS                                       10,069          9,301         13,570         13,337
Dividends on preferred stock                           (4)            (4)            (8)            (8)
                                                 --------       --------       --------       --------
NET EARNINGS APPLICABLE TO COMMON STOCK          $ 10,065       $  9,297       $ 13,562       $ 13,329
                                                 ========       ========       ========       ========

Average number of common and common
 equivalent shares outstanding                     14,053         14,034         14,042         14,031
                                                 ========       ========       ========       ========

Per share earnings before accounting changes     $   0.72       $   0.66       $   1.15       $   0.95
Per share accounting changes                                                      (0.18)
                                                 --------       --------       --------       --------
NET EARNINGS PER COMMON SHARE                    $   0.72       $   0.66       $   0.97       $   0.95
                                                 ========       ========       ========       ========

Cash dividend per common share                   $   0.16       $   0.15       $   0.31       $   0.29
                                                 ========       ========       ========       ========


See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (Unaudited)
                                (In Thousands)

                                             May 31, 1995     November 30, 1994
                                          -----------------   -----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $  6,478            $  9,830
 Trade receivables                                  189,998             172,823
 Allowance for doubtful accounts                     (6,232)             (6,221)
 Inventories                                        165,677             152,651
 Other current assets                                33,222              32,320
                                                   --------            --------
   TOTAL CURRENT ASSETS                             389,143             361,403

Property, plant and equipment, net of
 accumulated depreciation of $239,120
 in 1995 and $218,803 in 1994                       321,381             295,090
Other intangibles                                    16,580              18,097
Excess cost                                          39,503              40,422
Other assets                                         31,619              27,605
                                                   --------            --------
   TOTAL ASSETS                                    $798,226            $742,617
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                     $ 51,071            $ 53,125
 Current installments of long-term debt               7,066               6,430
 Accounts payable                                   111,723             105,825
 Accrued expenses                                    55,405              58,080
 Income taxes payable                                10,212               8,278
                                                   --------            --------
   TOTAL CURRENT LIABILITIES                        235,477             231,738

Long-term debt,
 excluding current installments                     165,938             130,009

Deferred income taxes, accrued pension
 cost, postretirement costs, other
 liabilities and minority interests                 111,093             106,065

STOCKHOLDERS' EQUITY:
 Preferred stock                                        306                 306
 Common stock                                        13,959              13,935
 Additional paid-in capital                          19,275              18,907
 Retained earnings                                  246,676             236,572
 Foreign currency translation adjustment              7,741               7,532
 Unearned compensation                               (2,239)             (2,447)
                                                   --------            --------
   TOTAL STOCKHOLDERS' EQUITY                       285,718             274,805
                                                   --------            --------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $798,226            $742,617
                                                   ========            ========

See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)
                                (In Thousands)

                                                      Six Months Ended
                                               ------------------------------
                                               May 31, 1995      May 31, 1994
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                      $ 13,570          $ 13,337
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                     19,213            14,734
   Pension costs                                      4,693             5,363
   Deferred income tax                                3,339            (1,251)
   Accounting changes                                 2,532
   Other items                                        1,152             4,089
  Change in current assets and liabilities:
   Increase in accounts receivable                  (10,466)          (16,749)
   Increase in inventory                             (9,933)           (2,478)
   Increase in prepaid assets                        (3,156)           (3,330)
   Increase in accounts payable                         473             3,410
   Decrease in accrued expense                       (6,280)             (388)
   (Decrease) increase in income taxes payable         (902)              939
                                                   --------          --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        14,235            17,676

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchased property, plant and equipment            (35,966)          (22,827)
 Purchased businesses, net of cash acquired                           (72,950)
 Investment in affiliated companies                                      (368)
                                                   --------          --------
    NET CASH USED IN INVESTING ACTIVITIES           (35,966)          (96,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in long-term debt                          66,970            50,085
 Current installments and payments
  of long-term debt                                 (33,247)           (1,676)
 (Decrease) increase in notes payable                (4,129)           22,751
 Dividends paid                                      (4,263)           (3,974)
 Other                                               (7,195)           (2,368)
                                                   --------          --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        18,136            64,818

 Effect of exchange rate changes on cash                243              (554)
                                                   --------          --------
 NET CHANGE IN CASH AND CASH EQUIVALENTS             (3,352)          (14,205)
 Cash and cash equivalents at beginning of year       9,830            17,377
                                                   --------          --------
 Cash and cash equivalents at end of period        $  6,478          $  3,172
                                                   ========          ========

 Supplemental disclosures of cash flow information:

  Cash paid during the year for:

   Interest expense (net of amount capitalized)    $  9,294          $  4,987

   Income taxes                                    $ 10,204          $ 10,130

 For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)


    1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of May 31, 1995 and November 30, 1994, the results of its operations for the three and six month periods ended May 31, 1995 and 1994 and its cash flows for the six month periods ended May 31, 1995 and 1994. All adjustments were of a normal recurring nature.

    2. The results of operations for the three month period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

    3.    The composition of inventories is presented below:

                                 May 31, 1995      November 30, 1994
                                 ------------      -----------------
                Raw materials      $ 84,212            $ 78,007
                Finished goods       92,448              85,032
                LIFO reserve        (10,983)            (10,388)
                                   --------            --------

                                   $165,677            $152,651
                                   ========            ========

    4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

    5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At May 31, 1995, the aggregate contract value of instruments used to buy U.S. dollars in exchange for foreign currency (primarily 8,784 Dutch guilders, 3,431 Canadian dollars and 3,808 deutsche marks) was $10,666. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $6,596. The contracts mature between June 1, 1995 and November 15, 2000.

    6. In the first quarter of 1995, the Company adopted Statements of Financial Accounting Standards (FAS) No. 112, "Employer's Accounting for Postemployment Benefits".

     7. The carrying amounts and estimated fair values of the Company's significant other financial instruments at May 31, 1995, are as follows: (000's)

                                             Carrying    Fair
                                              Amount    Value
                                             --------  --------
          Cash and short-term investments    $  6,478  $  6,478
          Notes payable                        51,071    51,071
          Long-term debt                      173,004   182,955

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


   Results of Operations
   ---------------------

   Net sales for the second quarter of 1995 increased $50,057 or 18.4% when compared to the same quarter in 1994. Net sales for the first half of 1995 increased $103,208, or 20.0%, when compared to the first half of 1994.

   A comparison of sales increases by operating area is as follows:

                              Three Months Ended   Six Months Ended
                                 May 31, 1995        May 31, 1995
      Operating Area             May 31, 1994        May 31, 1994
      --------------          ------------------   ----------------

      North America             $21,418    14%      $ 47,018    16%
      Latin America               7,342    19%        13,664    16%
      Europe                     16,928    28%        31,903    29%
      Asia/Pacific                4,369    27%        10,623    33%
                                -------             --------

      Total                     $50,057    18%      $103,208    20%
                                =======             ========

   In North America, the 14% second quarter sales increase was composed of one percentage point relating to increased volume and changes in product mix, 8 percentage points related to a second quarter 1994 acquisition and 5 percentage points resulting from an increase in pricing. The Adhesives, Sealants and Coatings Group had a 17% increase in sales with 12 percentage points resulting from a late second quarter 1994 acquisition and the other
   5 percentage points of growth occurring primarily in the paper/converting, graphic arts and polymer markets of the industrial adhesives group and in the woodworking and engineered systems markets of the structural adhesives group. In the Specialty Group, sales increased 6% primarily due to growth occurring in Linear Products Incorporated and TEC Incorporated. The Industrial Coatings and Monarch Divisions experienced a slight sales growth when compared to 1994. Sales of Foster Products Corporation approximated the sales of 1994. Overall, Specialty Group sales on a comparable basis were adversely affected 2 percentage points by the second quarter 1994 restructuring in Foster Products Corporation when the PVC product line was sold. North American operating earnings grew at a rate of 12% increasing from $10,364 to $11,568.

   For the first half of 1995, North American sales increased 16% and was composed of 4 percentage points resulting from increased volume and changes in product mix, 9 percentage points resulting from sales of a business acquired late in the second quarter of 1994, 4 percentage points resulting from an increase in pricing, and a negative one percentage point resulting from the 1994 restructuring of the Foster Products Corporation. The Adhesives, Sealants and Coatings Group had a 21% increase in 1995 sales, with 13 percentage points resulting from a late second quarter 1994 acquisition and the other 8 percentage points of growth occurring primarily in the paper/converting, graphic arts and polymer units of the industrial adhesives group and in engineered systems, woodworking and automotive markets of the structural adhesives group. The Specialty Group had a 5% sales growth with the primary growth occurring in the Industrial Coatings Division and TEC Incorporated. North American operating earnings grew at a rate of 24% from $13,424 in 1994 to $16,640 for the first half of 1995.

   Latin American second quarter 1995 sales increased 19% over 1994. The increase in sales is composed of 13 percentage points relating to increased volume and changes in product mix and a 6 percentage point increase in pricing. Latin American operating earnings were down slightly when compared to 1994, from $4,909 in 1994 to $4,743 in 1995. Competitive pressures in the paint market and inflationary pressures, particularly in South America, were the primary reasons for the decrease in operating earnings. This trend of operating earnings is expected to continue in the second half of 1995.

   In Europe, the 28% second quarter 1995 sales increase was composed of 16 percentage points resulting from favorable foreign currency translations due to the weakening of the U.S. dollar, 5 percentage points due to an increase in pricing and 7 percentage points due to an increase in volume and changes in product mix. As a result of the sales increase, operating income was up substantially when compared to the same quarter in 1994, increasing from $4,732 to $6,218.

   Asia/Pacific sales were up 27% compared to the same period last year. The weakening of the U.S. dollar, compared to local currencies, caused 11 percentage points of the increase. Operating earnings decreased from $57 in 1994 to ($598) in 1995, primarily as a result of the continuing economic slowdown in Japan and ongoing expenditures to support expansion of operations in the Asia/Pacific region.

   For the first half of 1995, Latin American sales increased 16% over the same period in 1994 with 11 percentage points accounted for by increased volume and changes in product mix and 5 percentage points resulting from increased pricing. Operating earnings decreased slightly from $11,723 in 1994 to $11,670 in 1995. European sales were up 29% from first half 1994 sales with the weakening of the U.S. dollar causing a 13 percentage point increase. The 16 percentage point increase in local currency sales was composed of 8 percentage points resulting from increased volume and changes in product mix, 3 percentage points in increased pricing and 5 percentage points resulting from a late first quarter 1994 acquisition in the U.K. Operating earnings increased 80% from $4,963 in 1994 to $8,948 in 1995. However, raw material cost pressures in the second half of 1995 are expected to produce second half of the year operating earnings that will approximate the 1994 second half operating earnings. Asia/Pacific sales increased 33% with 11 percentage points from a weakened U.S. dollar and 9 percentage points due to a late first quarter 1994 acquisition in New Zealand. Continued expansion activities in Asia/Pacific and the economic slowdown in Japan caused operating earnings to decrease from $85 in 1994 to ($232) in 1995.

   A pretax restructuring charge of $6,001 ($5,299 after tax) was recorded in the fourth quarter of fiscal year 1993. As of May 31, 1995, the remaining pretax restructuring reserve was $981 and is currently estimated to be adequate to complete the restructuring.

   Cost of sales for the second quarter increased 20.0% ($36,480) over the same quarter in 1994. Consolidated gross margins, as a percent of sales, decreased from 33.11% in 1994 to 32.18% in 1995. Gross margins, as a percent of sales, decreased in all geographic regions except Asia/Pacific when compared to 1994. The Company continued to experience rising raw material cost pressures in the quarter and these pressures are expected to continue in Europe and Latin America in the second half of 1995. The automotive acquisition in late second quarter 1994 had a negative 0.32 percentage point impact on gross margins in the quarter.

   Year-to-date, cost of sales was up 21.1% ($73,223) when compared to the same period in 1994. Consolidated gross margins, as a percent of sales, decreased from 32.47% in 1994 to 31.90% in 1995 with 1995 gross margins negatively affected 0.34 percentage points by the 1994 acquisitions.

   Selling, administrative, and other expenses for the quarter were up 16.6% ($11,663) when compared to the prior year. This category of expense, as a percent of sales, improved from 25.75% in 1994 to 25.37% in 1995 with the impact of the lower expenses of the 1994 acquisitions being the primary cause of this decrease.

   Year-to-date, selling, administrative and other expenses for 1995 increased 16.9% ($23,106) when compared to the prior year. This category of expense, as a percent of sales, improved from 26.60% in 1994 to 25.90% in 1995, with the 1994 acquisitions contributing 0.44 percentage points of the improvement.

   Interest expense for the first half of 1995 increased 51.8% ($2,927). The increase in interest expense was the result of higher borrowing levels to fund first half 1994 acquisitions and to fund an increased level of capital spending.

   Income taxes for the first half of 1995 increased $1,430 (15.2%) when compared to the first half of 1994 primarily as a result of increased earnings. The effective tax rate decreased from 40.75% in 1994 to 39.80% in 1995. The final year-end rate is expected to be 1.03 percentage points higher than last year's 38.77% effective tax rate.

   Net earnings increased from $13,337 in the first half of 1994 to $13,570 in the first half of 1995. 1995 net earnings were reduced by a $2,532 accounting change charge.

   Liquidity and Capital Resources
   -------------------------------

   The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at May 31, 1995 and November 30, 1994 and May 31, 1994 and November 30, 1993.

   During the first half of 1995, the Company generated $14,235 of cash from operations as compared to $17,676 in the first half of 1994. The decrease in cash generated was primarily the result of cash flow from net earnings which increased $2,765 (excluding the non-cash accounting change charge of $2,532) in 1995 and an increase of $5,462 of other non-cash adjustments to net income in 1995 compared to the same period in 1994, which was more than offset by an $11,668 increase in cash to fund operating working capital.

   Working capital was $153,666 at May 31, 1995 compared to $129,665 at November 30, 1994. The current ratio at May 31, 1995 was 1.7 compared to 1.6 at November 30, 1994. The number of days sales in trade accounts receivable was 51 days at May 31, 1995 up one days sales from May 31, 1994. The average days sales in inventory on hand was at 67 days equaling the days sales at May 31, 1994. The primary reason for the reduction in accrued expenses is the payment of year-end 1994 salary accruals in the first quarter of 1995. The primary reason for the increase in accounts payable was the increase in inventories which were increased to support projected third quarter sales.

   The Company's long-term debt to total capitalization ratio was 36.7% at May 31, 1995 compared to 32.1% at November 30, 1994. Long-term debt increased to fund capital expenditures, to fund increased operating working capital and to prefund postretirement benefits ($6,182).

   Capital expenditures for property, plant and equipment of $35,966 in first half 1995 were primarily for continued construction of manufacturing plants in Honduras and Minnesota, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases (Decreases)
                            (Dollars In Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:

                                          Comparison of           Comparison of
                                        Three Months Ended      Six Months Ended
                                      ---------------------  ----------------------
                                      May 31, 1995 and 1994   May 31, 1995 and 1994
                                      ---------------------  ----------------------
NET SALES                              $50,057       18.4%    $103,208       20.0%

Cost of sales                           36,480       20.0%      73,223       21.1%

Selling, administrative
 and other expenses                     11,663       16.6%      23,106       16.9%

Interest expense                         1,480       49.6%       2,927       51.8%

Other income
 (expense), net                            160       15.9%         193       13.5%
                                       -------                --------

Earnings before
 income taxes and
 minority interests                        594        3.7%       4,145       17.9%

Income taxes                              (107)      -1.6%       1,430       15.2%

Net earnings of consolidated
 subsidiaries applicable
 to minority interests                     (67)     -47.9%         (50)     -13.9%
                                       -------                --------

Earnings before accounting changes         768        8.3%       2,765       20.7%

Accounting changes                                              (2,532)
                                       -------                --------
NET EARNINGS                           $   768        8.3%    $    233        1.7%
                                       =======                ========

                          PART II.  OTHER INFORMATION

   Item 1.

   Legal Proceedings
   -----------------

   ENVIRONMENTAL REMEDIATION.
   -------------------------

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

   Following is an update on two Sites previously reported. The expected or anticipated costs for these Sites are included in the current reserves of the Company.


   VANDALE JUNKYARD, DAYTON, OHIO.
   ------------------------------

   The Company received a Request for Information from the EPA directed to its Automotive Technology Systems, Inc. facility in Dayton, Ohio. The Company responded to the EPA's Request for Information, an internal investigation has started, and preliminary contact with a PRP Group has been made. Records obtained from a Freedom of Information Request indicate that haulers interviewed by the Ohio EPA recall hauling waste in the 1980's from Protective Treatments, Inc., a predecessor corporation, to the Site. The estimated cleanup costs are approximately $4 million. The Company has agreed to participate in a de minimis settlement and, pursuant to such settlement, will pay the sum of $12,000.


   NINTH AVENUE, GARY, INDIANA.
   ---------------------------

   The Company was named as a defendant in a private cost recovery action brought by PRPs who have conducted remedial activities at the Site. The participating PRPs have expended in excess of $20 million to date. The Company has agreed to settle its share of liability at the Site for the sum of $50,000.

   Item 4.

   Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------

   The Company held its Annual Meeting of Shareholders on April 20, 1995. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such meeting, each of management's four nominees for director in Class II were elected for a three year term (until the Company's 1998 Annual Meeting), and until the directors' respective successors are duly elected and qualified;

                                     Combined Common &   Combined Common &
                                      Preferred Share     Preferred Share
          Director Name               Votes in Favor      Votes Withheld
          -------------              -----------------   -----------------
          Anthony L. Andersen        15,971,183          125,696
          Norbert R. Berg            15,932,091          164,788
          Freeman A. Ford            15,955,510          141,369
          John J. Mauriel, Jr.       15,968,247          128,632


   In addition, a proposal to ratify the appointment of Price Waterhouse as independent auditors for the Company for the fiscal year ending November 30, 1995 was approved by a vote of 15,980,692 combined common and preferred share votes in favor, 82,260 combined common and preferred share votes against, and 33,927 combined common and preferred share votes abstaining. There were no broker nonvotes with respect to the ratification of the appointment of Price Waterhouse as auditors.


   Item 6.

   Exhibits and reports on Form 8-K
   --------------------------------

   (a)  Exhibits to Part I

        27   Financial Data Schedule


   (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended May 31, 1995.

                                 SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       H. B. Fuller Company



   Dated:  July 14, 1995               /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer



   Dated:  July 14, 1995               /S/ David J. Maki
                                       -----------------------
                                       David J. Maki
                                       Vice President
                                       and Controller