Form 10-Q
period 1995-08-31
FULLER H B CO
filed 1995-10-13
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1995


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         14,005,145 shares outstanding
                           as of September 29, 1995


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

                             H. B. FULLER COMPANY
                         THIRD QUARTER 1995 Form 10-Q
                               Quarterly Report


                               Table of Contents



                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Three months and nine months ended
        August 31, 1995 and 1994

      Consolidated Condensed Balance Sheets -
        August 31, 1995 and November 30, 1994

      Consolidated Condensed Statements of
        Cash Flows - Nine months ended
        August 31, 1995 and 1994

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



     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

                                         H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                                           Consolidated Condensed Statements of Earnings
                                                            (Unaudited)
                                              (In Thousands Except Per Share Amounts)


                                                 Three Months Ended                     Nine Months Ended
                                          ---------------------------------     ---------------------------------
                                          August 31, 1995   August 31, 1994     August 31, 1995   August 31, 1994
                                          ---------------   ---------------     ---------------   ---------------
Net sales                                        $312,590          $286,791            $930,674          $801,667
                                          ---------------   ---------------     ---------------   ---------------
Costs and expenses:
  Cost of sales                                   213,261           194,489             634,198           542,203
  Selling, administrative
    and other expenses                             79,700            73,506             239,773           210,473
  Interest expense                                  5,118             3,101              13,693             8,749
  Other (income) expense, net                         160               776               1,399             2,207
                                          ---------------   ---------------     ---------------   ---------------
                                                  298,239           271,872             889,063           763,632
                                          ---------------   ---------------     ---------------   ---------------
Earnings before income taxes and
  minority interests                               14,351            14,919              41,611            38,035
Income taxes                                       (5,711)           (6,007)            (16,561)          (15,427)
Net earnings of consolidated subsidiaries
  applicable to minority interests                    122                19                (186)             (340)
                                          ---------------   ---------------     ---------------   ---------------
Earnings before accounting changes                  8,762             8,931              24,864            22,268
Accounting changes                                                                       (2,532)
                                          ---------------   ---------------     ---------------   ---------------
Net earnings                                        8,762             8,931              22,332            22,268
Dividends on preferred stock                           (4)               (4)                (12)              (12)
                                          ---------------   ---------------     ---------------   ---------------
Net earnings applicable to common stock            $8,758            $8,927             $22,320           $22,256
                                          ===============   ===============     ===============   ===============
Average number of common and common
  equivalent shares outstanding                    14,064            14,055              14,049            14,039
                                          ===============   ===============     ===============   ===============

Per share earnings before accounting changes        $0.62             $0.64               $1.77             $1.59
Per share accounting changes                                                              (0.18)
                                          ---------------   ---------------     ---------------   ---------------
Net earnings per common share                       $0.62             $0.64               $1.59             $1.59
                                          ===============   ===============     ===============   ===============
Cash dividend per common share                      $0.16             $0.15               $0.47             $0.43
                                          ===============   ===============     ===============   ===============

See accompanying Notes to Consolidated Condensed Financial Statements.

                   H.B. FULLER AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)



                                                                               August 31, 1995     November 30, 1994
                                                                               ---------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  4,347                 $  9,830
  Trade receivables                                                                 187,074                  172,823
  Allowance for doubtful accounts                                                    (6,767)                  (6,221)
  Inventories                                                                       164,383                  152,651
  Other current assets                                                               39,840                   32,320
                                                                                   --------                 --------
      Total current assets                                                          388,877                  361,403

Property, plant and equipment, net of
  accumulated depreciation of $250,169 in
  1995 and $218,803 in 1994                                                         333,816                  295,090
Other intangibles                                                                    15,816                   18,097
Excess cost                                                                          39,032                   40,422
Other assets                                                                         33,890                   27,605
                                                                                   --------                 --------
      Total assets                                                                 $811,431                 $742,617
                                                                                   ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                    $ 58,754                 $ 53,125
  Current installments of long-term debt                                              4,866                    6,430
  Accounts payable                                                                  110,135                  105,825
  Accrued expenses                                                                   57,259                   58,080
  Income taxes payable                                                               11,786                    8,278
                                                                                   --------                 --------
      Total current liabilities                                                     242,800                  231,738

Long-term debt,
  excluding current installments                                                    155,607                  130,009

Deferred income taxes, accrued pension
  cost, postretirement costs, other
  liabilities and minority interests                                                115,925                  106,065

Stockholders' equity:
  Preferred stock                                                                       306                      306
  Common stock                                                                       14,001                   13,935
  Additional paid-in capital                                                         20,673                   18,907
  Retained earnings                                                                 253,200                  236,572
  Foreign currency translation adjustment                                            12,456                    7,532
  Unearned compensation                                                              (3,537)                  (2,447)
                                                                                   --------                 --------
      Total stockholders' equity                                                    297,099                  274,805
                                                                                   --------                 --------
      Total liabilities and
        stockholders' equity                                                       $811,431                 $742,617
                                                                                   ========                 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                                              Nine Months Ended
                                                                                    ------------------------------------
                                                                                    August 31, 1995      August 31, 1994
                                                                                    ---------------      ---------------
Cash flows from operating activities:
  Net earnings                                                                          $22,332                  $22,268
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                                        30,776                   23,318
    Pension costs                                                                         7,681                    7,948
    Deferred income tax                                                                  (1,226)                  (2,315)
    Accounting changes                                                                    2,532
    Other items                                                                           3,476                    2,898
  Change in current assets and liabilities:
    Increase in accounts receivable                                                      (5,569)                 (14,887)
    Increase in inventory                                                                (8,242)                  (5,368)
    Increase in prepaid assets                                                           (5,060)                  (3,806)
    (Decrease) increase in accounts payable                                                (725)                   4,987
    Decrease in accrued expense                                                          (2,675)                    (849)
    Increase in income taxes payable                                                        359                      164
                                                                                        -------                  -------
      Net cash provided by operating activities                                          43,659                   34,358

Cash flows from investing activities:
  Purchased property, plant and equipment                                               (57,247)                 (40,431)
  Purchased businesses, net of cash acquired                                                                     (74,145)
  Investment in affiliated companies                                                                                 375
                                                                                        -------                  -------
      Net cash used in investing activities                                             (57,247)                (114,201)

Cash flows from financing activities:
  Increase in long-term debt                                                             70,045                   64,503
  Current installments and payments
   of long-term debt                                                                    (48,845)                  (6,278)
  Increase in notes payable                                                               3,360                   20,593
  Repurchase common stock                                                                                         (1,449)
  Dividends paid                                                                         (6,501)                  (5,997)
  Other                                                                                 (10,436)                  (7,176)
                                                                                        -------                  -------
      Net cash provided by financing activities                                           7,623                   64,196

Effect of exchange rate changes on cash                                                     482                       46
                                                                                        -------                  -------
Net change in cash and cash equivalents                                                  (5,483)                 (15,601)
Cash and cash equivalents at beginning of year                                            9,830                   17,377
                                                                                        -------                  -------
Cash and cash equivalents at end of period                                               $4,347                   $1,776
                                                                                        =======                  =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense (net of amount capitalized)                                        $12,242                  $11,652
    Income taxes                                                                        $19,355                  $17,027

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)


   1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of August 31, 1995 and November 30, 1994, the results of its operations for the three and nine month periods ended August 31, 1995 and 1994 and its cash flows for the nine month periods ended August 31, 1995 and 1994. All adjustments were of a normal recurring nature.

   2. The results of operations for the nine month period ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

   3.     The composition of inventories is presented below:

                              August 31, 1995   November 30, 1994
                              ---------------   -----------------

             Raw materials        $ 82,706           $ 78,007
             Finished goods         93,040             85,032
             LIFO reserve          (11,363)           (10,388)
                                  --------           --------

                                  $164,383           $152,651
                                  ========           ========

   4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

   5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At August 31, 1995, the aggregate contract value of instruments used to buy U.S. dollars in exchange for foreign currency (primarily 8,752 Dutch guilders and 4,030 Canadian dollars) was $6,153. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $6,270. The contracts mature between September 25, 1995 and November 15, 2000.

   6. In the first quarter of 1995, the Company adopted Statements of Financial Accounting Standards (FAS) No. 112, "Employer's Accounting for Postemployment Benefits".

   7. The carrying amounts and estimated fair values of the Company's significant other financial instruments at August 31, 1995, are as follows: (000's)

                                             Carrying    Fair
                                              Amount    Value
                                             --------  --------

          Cash and short-term investments    $  4,347  $  4,347
          Notes payable                        58,754    58,754
          Long-term debt                      160,473   169,155

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


   Results of Operations
   ---------------------

   Net sales for the third quarter of 1995 increased $25,799 or 9.0% when compared to the same quarter in 1994. Net sales for the first nine months of 1995 increased $129,007, or 16.1%, when compared to the first nine months of 1994.

   A comparison of sales increases by operating area is as follows:


                             Three Months Ended    Nine Months Ended
                               August 31, 1995      August 31, 1995
        Operating Area         August 31, 1994      August 31, 1994
        --------------         ---------------      ----------------

        North America          $ 4,076      2%      $ 51,098     11%
        Latin America            4,642     13%        18,306     15%
        Europe                  13,795     23%        45,696     27%
        Asia/Pacific             3,286     18%        13,907     28%
                               -------              --------

           Total               $25,799      9%      $129,007     16%
                               =======              ========

   In North America, the 2% third quarter sales increase was composed of 6 percentage points resulting from an increase in pricing and negative 4 percentage points relating to decreased volume and changes in product mix. The Adhesives, Sealants and Coatings Group had a 2% increase in sales with 8 percentage points resulting from an increase in pricing, partially offset by a negative 6 percentage point impact of volumes and product mix in the quarter. The growth occurred primarily in the graphic arts and polymer markets of the industrial adhesives group and in the woodworking and engineered systems markets of the structural adhesives group. Sales to the automotive and nonwoven markets were down significantly compared to the same quarter last year. In the Specialty Group, sales increased 2% primarily due to growth occurring in Linear Products Incorporated. The Monarch Division experienced a slight sales growth when compared to 1994. Sales of Foster Products Corporation, TEC Incorporated and the Industrial Coatings Division approximated the sales of 1994. North American operating earnings grew at a rate of 13% increasing from $12,250 to $13,813.

   For the first nine months of 1995, North American sales increased 11% and was composed of one percentage point resulting from increased volume and changes in product mix, 5 percentage points resulting from sales of a business acquired late in the second quarter of 1994 and 5 percentage points resulting from an increase in pricing. The Adhesives, Sealants and Coatings Group had a 14% increase in 1995 sales, with 8 percentage points resulting from a late second quarter 1994 acquisition and the other 6 percentage points resulting from pricing increases. Growth occurred primarily in the paper/converting, graphic arts and polymer units of the industrial adhesives group and in engineered systems, woodworking and automotive markets of the structural adhesives group. The Specialty Group had a 4% sales growth with the primary growth occurring in Linear Products Incorporated and TEC Incorporated. North American operating earnings grew at a rate of 18% from $25,674 in 1994 to $30,371 for the first nine months of 1995.

   Latin American third quarter 1995 sales increased 13% over 1994. The increase in sales is composed of 14 percentage points relating to increased pricing and a negative one percentage point relating to volume and product mix. Latin American operating earnings were down 14% when compared to 1994, from $3,050 in 1994 to $2,623 in 1995. Competitive pressures in the paint market and inflationary pressures, particularly in South America, were the primary reasons for the decrease in operating earnings. This trend of operating earnings is expected to continue in the fourth quarter of 1995.

   In Europe, the 23% third quarter 1995 sales increase was composed of 16 percentage points resulting from favorable foreign currency translations due to the weakening of the U.S. dollar, 6 percentage points due to an increase in pricing and one percentage point due to an increase in volume and changes in product mix. Operating income was up 14% when compared to the same quarter in 1994, increasing from $3,135 to $3,564.

   Asia/Pacific sales were up 18% compared to the same period last year. The weakening of the U.S. dollar, compared to local currencies, caused 13 percentage points of the increase. Operating earnings decreased from $360 in 1994 to ($371) in 1995, primarily as a result of the continuing economic slowdown in Japan and ongoing expenditures to support expansion of operations in the Asia/Pacific region.

   For the first nine months of 1995, Latin American sales increased 15% over the same period in 1994 with 8 percentage points accounted for by increased volume and changes in product mix and 7 percentage points resulting from increased pricing. Operating earnings decreased slightly from $14,816 in 1994 to $14,349 in 1995. European sales were up 27% from 1994 sales with the weakening of the U.S. dollar causing a 15 percentage point increase. The 12 percentage point increase in local currency sales was composed of 5 percentage points resulting from increased volume and changes in product mix, 4 percentage points in increased pricing and 3 percentage points resulting from a late first quarter 1994 acquisition in the U.K. Operating earnings increased 55% from $8,056 in 1994 to $12,516 in 1995. However, raw material cost pressures in the fourth quarter of

   1995 are expected to produce fourth quarter 1995 operating earnings that will approximate the 1994 fourth quarter operating earnings. Asia/Pacific sales increased 28% with 13 percentage points from a weakened U.S. dollar and 6 percentage points due to a late first quarter 1994 acquisition in New Zealand. Continued expansion activities in Asia/Pacific and the economic slowdown in Japan caused operating earnings to decrease from $445 in 1994 to ($533) in 1995.

   A pretax restructuring charge of $6,001 ($5,299 after tax) was recorded in the fourth quarter of fiscal year 1993. As of August 31, 1995, the remaining pretax restructuring reserve was $781 and is currently estimated to be adequate to complete the restructuring.

   Cost of sales for the third quarter increased 9.7% ($18,772) over the same quarter in 1994. Consolidated gross margins, as a percent of sales, decreased from 32.18% in 1994 to 31.78% in 1995. Gross margins, as a percent of sales, decreased in all geographic regions when compared to 1994. The Company continued to experience rising raw material cost pressures in the quarter particularly in Europe and Latin America and these pressures are expected to continue in Europe and Latin America in the fourth quarter of 1995. In the third quarter, cost of goods sold was favorably impacted by a reversal of a $1,470 first and second quarter profit sharing accrual due to lower projected 1995 annual earnings. The impact of this reversal on third quarter gross margins, as a percent of sales, was a favorable 0.47% percentage points.

   Year-to-date, cost of sales was up 17.0% ($91,995) when compared to the same period in 1994. Consolidated gross margins, as a percent of sales, decreased from 32.37% in 1994 to 31.86% in 1995 with 1995 gross margins negatively affected 0.22 percentage points by the 1994 acquisitions.

   Selling, administrative, and other expenses for the quarter were up 8.4% ($6,194) when compared to the prior year. This category of expense, as a percent of sales, improved from 25.63% in 1994 to 25.50% in 1995 with the impact of a $1,796 reversal of a first and second quarter profit sharing accrual, due to lower 1995 projected earnings, causing the decrease.

   Year-to-date, selling, administrative and other expenses for 1995 increased 13.9% ($29,300) when compared to the prior year. This category of expense, as a percent of sales, improved from 26.25% in 1994 to 25.76% in 1995, with the 1994 acquisitions contributing 0.29 percentage points of the improvement.

   Interest expense for the first nine months of 1995 increased 56.5% ($4,944). The increase in interest expense was primarily the result of higher borrowing levels to fund first half 1994 acquisitions and to fund an increased level of capital spending.

   Income taxes for the first nine months of 1995 increased $1,134 (7.4%) when compared to the same period in 1994 primarily as a result of increased earnings. The effective tax rate decreased from 40.56% in 1994 to 39.80% in 1995. The final year-end rate is expected to be 1.03 percentage points higher than last year's 38.77% effective tax rate.

   Net earnings increased from $22,268 in the first nine months of 1994 to $22,332 in the first nine months of 1995. 1995 net earnings were reduced by a $2,532 accounting change charge.

   Liquidity and Capital Resources
   -------------------------------

   The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at August 31, 1995 and November 30, 1994 and August 31, 1994 and November 30, 1993.

   During the first nine months of 1995, the Company generated $43,659 of cash from operations as compared to $34,358 in the first nine months of 1994. The increase in cash generated was the result of cash flow from net earnings which increased $2,596 (excluding the non-cash accounting change charge of $2,532) in 1995 and an increase of $8,858 of other non-cash adjustments to net income in 1995 compared to the same period in 1994, which more than offset a $2,153 increase in cash to fund operating working capital.

   Working capital was $146,077 at August 31, 1995 compared to $129,665 at November 30, 1994. The current ratio at August 31, 1995 was 1.6 equal to the November 30, 1994 ratio. The number of days sales in trade accounts receivable was 52 days at August 31, 1995 up one days sales from August 31, 1994. The average days sales in inventory on hand was at 68 days up one days sales from August 31, 1994. The primary reason for the reduction in accrued expenses is the payment of year-end 1994 salary accruals in the first quarter of 1995. The primary reason for the increase in accounts payable was the increase in inventories which were increased to support projected fourth quarter sales.

   The Company's long-term debt to total capitalization ratio was 34.4% at August 31, 1995 compared to 32.1% at November 30, 1994. Long-term debt increased to fund capital expenditures, to fund increased operating working capital and to prefund postretirement benefits ($6,182).

   Capital expenditures for property, plant and equipment of $57,247 in the first nine months of 1995 were primarily for continued construction of manufacturing plants in Honduras and Minnesota, for beginning the construction of a research and development facility in Minnesota, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases (Decreases)
                            (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:

                                                   Comparison of                    Comparison of
                                                Three Months Ended                Nine Months Ended
                                            ------------------------          ------------------------
                                            August 31, 1995 and 1994          August 31, 1995 and 1994
                                            ------------------------          ------------------------
Net sales                                     $25,799           9.0%            $129,007         16.1%

Cost of sales                                  18,772           9.7%              91,995         17.0%

Selling, administrative
  and other expenses                            6,194           8.4%              29,300         13.9%

Interest expense                                2,017          65.0%               4,944         56.5%

Other income
  (expense), net                                  616          79.4%                 808         36.6%
                                              -------                           --------

Earnings before
  income taxes and
  minority interests                             (568)         -3.8%               3,576          9.4%

Income taxes                                     (296)         -4.9%               1,134          7.4%

Net earnings of consolidated
  subsidiaries applicable
  to minority interests                          (103)           *                  (154)       -45.3%
                                              -------                           --------
Earnings before accounting changes               (169)         -1.9%               2,596         11.7%

Accounting changes                                                                (2,532)
                                              -------                           --------
Net earnings                                  $  (169)         -1.9%            $     64          0.3%
                                              =======                           ========

* Change of 100% or more.

                                 PART II.  OTHER INFORMATION

   Item 4.

   Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------

   Nothing was submitted to a vote of security holders for the three months ended August 31, 1995.

   Item 6.

   Exhibits and reports on Form 8-K
   --------------------------------

   (a)  Exhibits to Part I

        27   Financial Data Schedule

   (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended August 31, 1995.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. B. Fuller Company



   Dated:  October 13, 1995            /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer



   Dated:  October 13, 1995            /S/ David J. Maki
                                       -----------------------
                                       David J. Maki
                                       Vice President
                                       and Controller