Form 10-K
period 1995-11-30
FULLER H B CO
filed 1996-02-27
CIK 39368

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended
 November 30, 1995                       Commission File No. 0-3488


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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

 As of January 31, 1996, 14,008,156 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant on that date was approximately $469,276,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Parts I, II and IV incorporate information by reference from the H. B. Fuller Company 1995 Annual Report to Stockholders.

 Part III incorporates information by reference from the Registrant's Proxy Statement dated March 3, 1996.

--------------------------------------------------------------------------------

                                  H. B. FULLER COMPANY
                              1995 Form 10-K Annual Report
                                   Table of Contents

                                                                                   Page
                                                                                   ----
                                         PART I
                                         ------
Item 1.     Business                                                                 3

Item 2.     Properties                                                               6

Item 3.     Legal Proceedings                                                        7

Item 4.     Submission of Matters to a Vote of Security Holders                     11

            Executive Officers of the Registrant                                    12

                                        PART II
                                        -------

Item 5.     Market for the Registrant's Common Stock and Related Stockholder
              Matters                                                               13

Item 6.     Selected Financial Data                                                 13

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                 13

Item 8.     Financial Statements and Supplementary Data                             13

Item 9.     Change in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                              13

                                        PART III
                                        --------

Item 10.    Directors and Executive Officers of the Registrant                      13

Item 11.    Executive Compensation                                                  13

Item 12.    Security Ownership of Certain Beneficial Owners and Management          13

Item 13.    Certain Relationships and Related Transactions                          13

                                        PART IV
                                        -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K         14

            Signatures                                                              17

                                 PART I
Item 1.

Business
--------

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products. The Company currently employs approximately 6,400 people and has sales operations in 42 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 85 percent of 1995 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

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

Segment Information
-------------------

For financial information relating to major geographic areas of H. B. Fuller, see Note 14, "Business Segment Information", on page 46 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

Line of Business and Classes of Similar Products
------------------------------------------------

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, sanitizing chemicals, specialty waxes and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

     Class of Product                           Sales
                                         ------------------
                                         1995   1994   1993
                                         ----   ----   ----
     Adhesives, sealants and coatings      87%    86%    84%
     Paints                                 7      7      8
     Sanitation chemicals                   3      3      3
     Other                                  3      4      5
                                         ----   ----   ----
                                          100%   100%   100%
                                         ====   ====   ====

International Operations
------------------------

The international business of H. B. Fuller is conducted primarily by subsidiaries manufacturing in countries outside of North America. Wherever feasible, H. B. Fuller's practice has been to establish manufacturing units outside of North America to service the local markets. The principal markets, products and methods of distribution in the international business vary with the country or business practices of the country. The products sold include not only those developed by the local manufacturing plants but also those developed within North America and elsewhere in the world.

The Company's operations overseas face varying degrees of economic and political risk. At year-end 1995, the Company had plants in 31 countries outside the United States and satellite sales offices in another ten countries and license agreements used to maintain a worldwide manufacturing network. In the opinion of management, there are several countries where the Company has operating facilities which have political risks higher than in North America. Where possible, the Company insures its physical assets against damage from civil unrest.

Competition
-----------

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

In Latin America, the Company experiences substantial competition in marketing its plastics, printing inks and industrial adhesives. In Central America, it is a major factor in the industrial adhesives market and, along with several other large paint manufacturing firms, in the residential paint market. In Europe, the Company is a large manufacturer of adhesives and specialty waxes and competes in certain areas of this market with several large companies.

The principal competitive factors in the sale of adhesives, paints, coatings and sealants are product performance, customer and technical service, quality, and price.

Customers
---------

Of the Company's $1,243,818,000 total sales to unaffiliated customers in 1995, $692,099,000 was sold through North American operations. The Company's largest customer accounts for less than 4% of consolidated sales.

Backlog
-------

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 30, 1995, 1994 or 1993.

Raw Materials
-------------

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

Patents, Trademarks and Licenses
--------------------------------

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

Research and Development
------------------------

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1995, 1994 and 1993 aggregated $26,541,000, $23,624,000, and $21,826,000, respectively.

Environmental
-------------

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

Employees
---------

H. B. Fuller Company and consolidated subsidiaries employed approximately 6,400 persons on November 30, 1995, of which approximately 2,400 persons were employed in the United States.

Item 2.

Properties
----------

The principal manufacturing plants and other properties are located in 32 countries:

                                U.S. Locations
                                --------------
California                                 Michigan
  Los Angeles (1 owned, 1 leased)            Grand Rapids
  Roseville                                  Warren (1 owned, 1 leased)
  Tulare                                   Minnesota
Florida                                      Minneapolis and St. Paul
  Gainesville                                (7 owned, 1 leased)
  Pompano Beach                            New Jersey - Edison
Georgia                                      (1 owned, 1 leased)
  Conyers*                                 New York - Geneva
  Covington                                North Carolina
  Forest Park                                Greensboro
  Tucker                                     Charlotte*
Illinois                                   Ohio
  Palatine                                   Cincinnati*
  Tinley Park                                Dayton
Indiana - Elkhart                          Oregon - Portland
Kansas - Kansas City                       Tennessee - Memphis*
Kentucky - Paducah                         Texas
Maryland - Baltimore                         Dallas
Massachusetts                                Fort Worth
  Marlboro*                                  Houston
  Wilmington                               Washington - Vancouver

*Leased properties

                                Other Locations
                                ---------------


Argentina - Buenos Aires                              Honduras
Australia                                                  San Pedro Sula (2 owned)
     Melbourne                                             Tegucigalpa
     Sydney*                                          Italy - Borgolavezzaro
Austria - Wels                                        Japan - Hamamatsu
Brazil - Sao Paulo                                    Mexico - Mexico City*
Canada                                                Netherlands - Amerongen
     St. Andre est                                    New Zealand - Auckland (2 owned)
     Montreal                                         Nicaragua - Managua
     Toronto                                          People's Republic of
Chile - Santiago                                         China - Guangzhou*
Colombia - Itagui*                                    Peru - Lima
Costa Rica - San Jose (6 owned)                       Philippines - Manila*
Dominican Republic - Santo Domingo                    Puerto Rico - Bayamon
Ecuador - Guayaquil (2 owned)                         Republic of Panama - Panama City
El Salvador - San Salvador (1 owned, 1 leased)             (2 owned, 1 leased)
Federal Republic of Germany                           Spain - Alicante
     Luneburg                                         Switzerland - Basel*
     Munich*                                          Taiwan - Taipei
     Nienburg*                                        United Kingdom
France - Le Trait                                          Birmingham*
Guatemala - Guatemala City (2 leased)                      Derbyshire*
                                                      Venezuela - Caracas


*Leased properties

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,683,000 square feet, including 183,000 square feet of leased space. In addition, the Company has approximately 2,105,000 square feet of warehouse, including 371,000 square feet of leased space. Offices and other facilities total 1,784,000 square feet, including 446,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

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

     HELEN KRAMER, MANTUA, NEW JERSEY.
     ----------------------------------

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

     GLOUCESTER ENVIRONMENTAL MANAGEMENT SERVICES, INC., GLOUCESTER TOWNSHIP.,
     -------------------------------------------------------------------------
     NEW JERSEY.
     ----------

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

     BAY DRUMS, TAMPA, FLORIDA.
     -------------------------

The Company has been identified as a PRP at this Site. The Company has joined a PRP Group which has retained an outside waste accountant for allocating cleanup costs amongst the PRPs. The Company is allocated 175 drums or .673% of the Group's total. Based on this allocation, the Company's estimated share is approximately $47,188. While the allocation may change due to the ability or willingness of additional PRPs to share in the cleanup costs, the Company believes that its final cost will be minimal, and will not materially affect its business or financial condition.

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

     ARCHEM COMPANY, HOUSTON, TEXAS.
     ------------------------------

The Company has received notice from the Texas Water Commission that it is a PRP concerning remediation of the ArChem property in Houston, Texas. The Company acquired the property in June of 1976, and in 1978, the property was sold. The Commission's focus is on the companies that sent chemicals to the Site pursuant to tolling agreements or otherwise had specialty products manufactured by ArChem. The materials at issue were not generated by or attributable to the Company. Because of an indemnification agreement with a financially able indemnitor, and because the materials at issue were not generated by the Company, it is the Company's opinion that this Site will not have a material affect on the Company's business or financial condition.

OTHER ENVIRONMENTAL MATTERS PREVIOUSLY DISCLOSED.
------------------------------------------------

In 1994, the Minnesota Legislature enacted the Landfill Cleanup Act (the "Act") whereby potentially responsible parties ("PRP") that have expended funds for remediation at a Minnesota landfill may forego any future obligations for remediation and obtain reimbursement for remedial expenses incurred in exchange for a waiver of claims through participation in the Landfill Cleanup Program. The Company has applied for participation in this Program, through each Sites' respective PRP Group, for the following three Sites previously reported.

     EAST BETHEL LANDFILL, EAST BETHEL, MINNESOTA.
     --------------------------------------------

The Company was a defendant in a private cost recovery action brought by the owners and operators of the landfill, designated as a Federal Superfund Site. The defendants entered into a settlement with the plaintiffs. The Company has paid approximately $194,000 for its share of allocated cleanup costs. The Company, through the PRP Group at the Site, has applied for participation in Minnesota's Landfill Cleanup Program. The State has indicated that this Site qualifies for participation in the Program, and the Company expects that any further remediation and management of this Site has been assigned to the State. Accordingly, the Company has no further remediation liability at this Site.

     OAK GROVE LANDFILL, OAK GROVE, MINNESOTA.
     ----------------------------------------

The Company and other defendants have signed a consent decree with the EPA that provides for the implementation of remedial work at this Federal Superfund Site. The Company has paid approximately $128,000 as its portion of the cleanup cost. The Company, through the PRP Group at the Site, has applied for participation in Minnesota's Landfill Cleanup Program. The State has indicated that this Site qualifies for participation in the Program, and the Company expects that any further remediation and management of this Site will be assigned to the State in the near future. Accordingly, the Company does not believe that it will incur any further costs at this Site.

     WASTE DISPOSAL ENGINEERING, ANDOVER, MINNESOTA.
     ----------------------------------------------

The Company and other PRPs signed a consent decree with the Environmental Protection Agency ("EPA") that provides for payment of remedial work at the Site. The Company has paid assessments of approximately $84,000 for the remedial work. The Company, through the PRP Group at the Site, has applied for participation in Minnesota's Landfill Cleanup Program. The State has indicated that this Site qualifies for participation in the Program, and the Company expects that any further remediation and management of this Site has been assigned to the State. Accordingly, the Company has no further remediation liability at this Site.

OTHER LEGAL PROCEEDINGS.
-----------------------

On August 30, 1995, the Company was named one of 94 defendants, including numerous other chemical companies, in a purported class action filed in Federal District Court for the District of Texas on behalf of approximately 114 plaintiffs that worked at the Army Depot in Corpus Christi, Texas. The plaintiffs seek $100 million in compensatory damages and $400 million in punitive damages for injuries allegedly resulting from exposure to various chemicals manufactured by the 94 defendants.

On January 4, 1996, Ruth Linares Polanco filed a wrongful death action against the Company and two Central American subsidiaries in Federal District Court for the District of Minnesota. The plaintiff subsequently amended the complaint, dropping the two subsidiaries as defendants. The plaintiff alleges that her brother abused a solvent-based adhesive manufactured by the Company by inhaling fumes from the adhesive, and that the Company is substantially responsible for his death. The plaintiff seeks damages in excess of $50,000. The Company has filed a motion to dismiss the lawsuit on a number of legal grounds, including forum nonconveniens. The Company also has filed an answer to the plaintiff's complaint denying all liability.

As with other types of litigation and proceedings to which the Company is a party, based upon currently available information, it is the Company's opinion that none of the matters will result in material liability to the Company.

Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company as of November 30, 1995, their ages and current offices are set forth below:


Name                     Age     Position                                  Period Served
----                     ---     --------                                  -------------
Anthony L. Andersen      59      Chair, Board of Directors                 Since 1992
                                 Director                                  Since 1966

Walter Kissling          64      President                                 Since 1992
                                 Chief Executive Officer                   Since 1995
                                 Director                                  Since 1968

John T. Ray, Jr.         58      Senior Vice President                     Since 1984

Richard C. Johnson       66      Senior Vice President                     Since 1992
                                 Chief Administrative Officer              Since 1992

Wolfgang Weber           56      Senior Vice President                     Since 1992

Jorge Walter Bolanos     51      Chief Financial Officer and Treasurer     Since 1992
                                 Senior Vice President                     Since 1995

Lars T. Carlson          57      Vice President                            Since 1986

Sarah R. Coffin          43      Vice President                            Since 1994

Antonio Lobo             52      Vice President                            Since 1989

Rolf Schubert            57      Vice President                            Since 1982
                                 Director                                  Since 1972

Jerald L. Scott          54      Vice President                            Since 1980

David J. Maki            54      Vice President                            Since 1990
                                 Controller                                Since 1987

Richard C. Baker         43      Vice President                            Since 1993
                                 Corporate Secretary                       Since 1995
                                 General Counsel                           Since 1990


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

                                 PART II

Information for Items 5 through 8 of this report appear in the 1995 H. B. Fuller Company Annual Report to Stockholders as indicated on the following table and are incorporated by reference to this Report:

                                                                 Annual Report
                                                                to Stockholders
                    Item                                             Page
                    ----                                        ---------------

Item 5. Market for Registrant's Common Stock
        and Related Stockholder Matters
            Trading Market                                               52
            High and Low Market Value                                    52
            Dividend Payments                                            52
            Dividend Restrictions (Note 13)                           44-45
            Holders of Common Stock                                      53

Item 6. Selected Financial Data
            1969 - 1995 in Review and
             Selected Financial Data                                  50-51

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
            Management's Analysis of Results of
             Operations and Financial Condition                       29-32

Item 8. Financial Statements and Supplementary Data
            Consolidated Financial Statements                         33-46
            Quarterly Data (Unaudited)(Note 15)                          47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            None

                                    PART III

Items 10, 11, 12 and 13.

Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

The information required by these Items other than the information set forth in
Part I, "Executive Officers of the Registrant", is omitted because the Company will file within 120 days after the close of the Company's last fiscal year a definitive proxy statement pursuant to Regulation 14A, which information, other than the sections entitled "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" contained therein, is herein incorporated by reference as if set out in full.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                 Reference
                                                                      --------------------------------
                                                                        Form 10-K       Annual Report
                                                                      Annual Report    to Stockholders
                                                                           Page              Page
                                                                      -------------    ---------------
(a)(1.) Index to Consolidated Financial Statements
         Incorporated by Reference to the 1995 Annual
         Report to Stockholders of H. B. Fuller Company:

               Consolidated Statements of Earnings for the
                Three Years Ended November 30, 1995                                             33

               Consolidated Balance Sheets as of
                November 30, 1995 and 1994                                                      34

               Consolidated Statements of Stockholders' Equity
                for the Three Years Ended November 30, 1995                                     35

               Consolidated Statements of Cash Flows
                for the Three Years Ended November 30, 1995                                     36

               Notes to Consolidated Financial Statements                                    37-47

               Report of Independent Accountants                                                49

(a)(2.) Index to Consolidated Financial Statement
         Schedules for the Three Years Ended November 30, 1995:

               Auditors' Report on Financial Statement Schedules           18

               Schedule II    Valuation and Qualifying Accounts            19

All other financial statement schedules are omitted as the required information is inapplicable or the information is given in the financial statements or related notes.

(a)(3.) Exhibits

Exhibit Number


3(a)    Restated Articles of Incorporation - incorporated by reference to
        Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

3(b)    By-Laws of H.B. Fuller Company - as amended to date.

4(a) Amended and Restated Shareholder Rights Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form 8-A (Commission File No. 1-9225).

4(b) Restated Articles of Incorporation referring to rights of security holders, Articles III, VII - incorporated by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

4(c)    Specimen Stock Certificate.

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

*10(d) Director's Stock Plan - incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1994.

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

*10(k) Supplemental Agreement to Managing Director Agreement with Wolfgang Weber and Supplement Agreement.

*10(l) H.B. Fuller GmbH Pension Plan (summary of plan in English) - incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990.

*10(m) H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(n) Deferred Compensation Agreement with Walter Kissling - incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(o) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(p)  Performance Units Plan as of January 17, 1995.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

11      Statement re: Computation of Net Earnings Per Common Share

13      Pages 29-53 of the 1995 Annual Report to Shareholders.

21      Subsidiaries of the Registrant

23      Consent of Price Waterhouse LLP

24      Manually signed Powers of Attorney

27      Financial Data Schedule

99      Report on Form 11-K of H.B. Fuller Company Thrift Plan

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1995.

                                 S I G N A T U R E S
                                 -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  H. B. FULLER COMPANY

Dated: February 23, 1996                      By /s/ Walter Kissling
                                                -------------------------------
                                                     WALTER KISSLING
                                                     President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                                             Title
 ---------                                             -----


/s/ Walter Kissling                        President and
-----------------------------              Chief Executive Officer and Director
WALTER KISSLING                            (Principal Executive Officer)


/s/ Jorge Walter Bolanos                   Senior Vice President,
-----------------------------              Chief Financial Officer and Treasurer
JORGE WALTER BOLANOS                       (Principal Financial Officer)


/s/ David J. Maki                          Vice President and Controller
-----------------------------              (Principal Accounting Officer)
DAVID J. MAKI


*ANTHONY L. ANDERSEN          Chair, Board of Directors and Director
*NORBERT R. BERG              Director
*EDWARD L. BRONSTIEN, JR.     Director
*ROBERT J. CARLSON            Director
*FREEMAN A. FORD              Director
*GAIL D. FOSLER               Director
*REATHA CLARK KING            Director
*JOHN J. MAURIEL, JR.         Director
*ROLF SCHUBERT                Vice President and Director
*LORNE C. WEBSTER             Director

By: /s/ Richard C. Baker                     Dated: February 23, 1996
    --------------------------
        RICHARD C. BAKER
        Attorney in Fact

  *Power of Attorney filed with this report as Exhibit 24 hereto.

Price Waterhouse LLP

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors
  and Stockholders of
  H.B. Fuller Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of H.B. Fuller Company and its subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," in 1995 and the provisions of SFAS No. 109, "Accounting for Income Taxes," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.


/s/ Price Waterhouse LLP

    Price Waterhouse LLP
    Minneapolis, Minnesota
    January 9, 1996

                                                                     Schedule II
                                                                     -----------
               H.B. Fuller Company and Consolidated Subsidiaries
                       Valuation and Qualifying Accounts
                 Years Ended November 30, 1995, 1994, and 1993
                            (Dollars in thousands)

                                                         Allowance for doubtful receivables
                                                     ------------------------------------------
                                                      1995              1994              1993
                                                     ------            ------            ------
Balance at beginning of period                       $6,221            $5,519            $5,451

Additions(deductions):

  Charged to costs and expenses                       1,954             1,391             1,740


  Accounts charged off during year                   (2,073)           (1,091)           (1,409)

  Accounts of acquired businesses                         -               288                57

  Effect of currency exchange rate
   changes on beginning of year
   balance                                              154               114              (320)
                                                     ------            ------            ------
Balance at end of period                             $6,256            $6,221            $5,519
                                                     ======            ======            ======