Form 10-Q
period 1996-03-02
FULLER H B CO
filed 1996-04-16
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 2, 1996


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         14,008,528 shares outstanding
                             as of March 31, 1996


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X   No____
                                    ----

                             H. B. FULLER COMPANY
                         FIRST QUARTER 1996 Form 10-Q
                               Quarterly Report


                               Table of Contents



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


    Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Thirteen weeks ended March 2, 1996
        and three months ended February 28, 1995

      Consolidated Condensed Balance Sheets -
        March 2, 1996 and  November 30, 1995

      Consolidated Condensed Statements of
        Cash Flows - Thirteen weeks ended March 2, 1996
        and  three months ended February 28, 1995

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



                          PART II.  OTHER INFORMATION
                          ---------------------------


    Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                     Thirteen               Three            Proforma Three *
                                                   Weeks Ended           Months Ended          Months Ended
                                                  March 2, 1996      February 28, 1995      February 28, 1995
                                                 --------------      -----------------      -----------------
Net sales                                              $303,571               $295,649               $291,579
                                                 --------------      -----------------      -----------------
Costs and expenses:
  Cost of sales                                         211,510                202,270                200,511
  Selling, administrative
    and other expenses                                   82,034                 78,285                 77,919
  Interest expense                                        5,256                  4,112                  4,112
  Other (income) expense, net                               290                    393                    949
                                                 --------------      -----------------      -----------------
                                                        299,090                285,060                283,491
                                                 --------------      -----------------      -----------------

Earnings before income taxes and
  minority interests                                      4,481                 10,589                  8,088
Income taxes                                             (1,788)                (4,320)                (3,304)
Net earnings of consolidated subsidiaries
  applicable to minority interests                          (23)                  (236)                  (167)
                                                 --------------      -----------------      -----------------
Earnings before accounting changes                        2,670                  6,033                  4,617
Accounting changes                                            -                 (2,532)                (2,532)
                                                 --------------      -----------------      -----------------
Net earnings                                              2,670                  3,501                  2,085
Dividends on preferred stock                                 (4)                    (4)                    (4)
                                                 --------------      -----------------      -----------------
Net earnings applicable to common stock                  $2,666                 $3,497                 $2,081
Average number of common and common              ==============      =================      =================
  equivalent shares outstanding                          14,088                 14,031                 14,031
                                                 ==============      =================      =================
Per share earnings before accounting changes              $0.19                  $0.43                  $0.33
Per share accounting changes                                  -                  (0.18)                 (0.18)
                                                 --------------      -----------------      -----------------
Net earnings per common share                             $0.19                  $0.25                  $0.15
                                                 ==============      =================      =================
Cash dividend per common share                            $0.16                  $0.15                  $0.15
                                                 ==============      =================      =================

See accompanying Footnote 7 in Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)

                                              March 2, 1996       November 30, 1995
                                              -------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                         $10,645                 $9,061
  Trade receivables                                 188,743                184,821
  Allowance for doubtful accounts                    (6,897)                (6,256)
  Inventories                                       151,544                159,024
  Other current assets                               40,704                 40,991
                                              -------------       ----------------
      Total current assets                          384,739                387,641

Property, plant and equipment, net of
  accumulated depreciation of $259,174
   in 1996 and $253,138 in 1995                     360,134                355,123
Other intangibles                                    15,698                 16,761
Excess cost                                          37,708                 38,310
Other assets                                         35,793                 31,094
                                              -------------       ----------------
      Total assets                                 $834,072               $828,929
                                              =============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     $65,015                $53,749
  Current installments of long-term debt              4,630                  5,722
  Accounts payable                                  106,820                117,446
  Accrued expenses                                   49,739                 59,504
  Income taxes payable                                7,062                  9,164
                                              -------------       ----------------
      Total current liabilities                     233,266                245,585

Long-term debt,
  excluding current installments                    183,425                166,459

Deferred income taxes, accrued pension
  cost, postretirement costs, other
  liabilities and minority interests                119,254                117,471

Stockholders' equity:
  Preferred stock                                       306                    306
  Common stock                                       14,007                 14,007
  Additional paid-in capital                         20,777                 20,771
  Retained earnings                                 257,032                256,489
  Foreign currency translation adjustment             9,371                 11,319
  Unearned compensation                              (3,366)                (3,478)
                                              -------------       ----------------
      Total stockholders' equity                    298,127                299,414
                                              -------------       ----------------
      Total liabilities and
        stockholders' equity                       $834,072               $828,929
                                              =============       ================

See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows

                                  (Unaudited)

                                (In Thousands)

                                                                                      Three Months
                                                               Period Ended *            Ended
                                                               March 2, 1996       February 28, 1995
                                                               --------------      -----------------
Cash flows from operating activities:
  Net earnings                                                     $2,789               $3,501
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                  14,437                9,235
    Pension costs                                                   2,998                2,685
    Deferred income tax                                             1,248                1,855
    Accounting changes                                                 --                2,532
    Other items                                                     3,571               (1,040)
  Change in current assets and liabilities:
    Increase in accounts receivable                                (6,833)              (7,009)
    Decrease(Increase) in inventory                                 6,091               (8,480)
    Increase in prepaid assets                                     (2,616)              (6,164)
    (Decrease)increase in accounts payable                         (8,126)               3,391
    Decrease in accrued expense                                    (9,216)              (8,958)
    (Decrease) in income taxes payable                             (2,606)              (1,793)
                                                                  -------              -------
      Net cash provided by operating activities                     1,737              (10,245)

Cash flows from investing activities:
  Purchased property, plant and equipment                         (22,161)             (16,104)
  Investment in affiliated companies                                   --                   (6)
                                                                  -------              -------
      Net cash used in investing activities                       (22,161)             (16,110)

Cash flows from financing activities:
  Increase in long-term debt                                       26,359               50,200
  Current installments and payments of long-term debt             (13,544)             (16,055)
  Increase in notes payable                                        12,289                  210
  Dividends paid                                                   (2,245)              (2,026)
  Other                                                              (654)              (6,448)
                                                                  -------              -------
      Net cash provided by financing activities                    22,205               25,881

Effect of exchange rate changes on cash                              (197)                (203)
                                                                  -------              -------
Net change in cash and cash equivalents                             1,584                 (677)
Cash and cash equivalents at beginning of year                      9,061                9,830
                                                                  -------              -------
Cash and cash equivalents at end of period                        $10,645               $9,153
                                                                  =======              =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense (net of amount capitalized)                   $5,748               $4,268
    Income taxes                                                   $1,094               $6,964

Noncash investing and financing activities:
   Assets acquired by incurring notes payable/long-term debt       $3,765                 $750


For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


* Includes the thirteen weeks ended March 2, 1996 for all entities and the two month stub period for Non-U.S. entities. See footnote 7.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)


1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of March 2, 1996 and November 30, 1995, the results of its operations for the thirteen weeks ended March 2, 1996 and three months ended February 28, 1995 and its cash flows for the thirteen weeks ended March 2, 1996 and three months ended February 28, 1995. All adjustments were of a normal recurring nature.

2. The results of operations for the thirteen week period ended March 2, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   The composition of inventories is presented below:

                             March 2, 1996     November 30, 1995
                             -------------     -----------------

          Raw materials        $ 74,733           $ 78,180
          Finished goods         88,668             92,629
          LIFO reserve          (11,857)           (11,785)
                               --------           --------

                               $151,544           $159,024
                               ========           ========

4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At March 2, 1996, the aggregate contract value of instruments used to buy U.S. dollars in exchange for foreign currency (primarily 1,021 Canadian dollars) was $1,056. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $5,288. The contracts mature between March 20, 1996 and November 15, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at March 2, 1996, are as follows:
      (000's)

                                   Carrying    Fair
                                    Amount    Value
                                   --------  --------
Cash and short-term investments    $ 10,645  $ 10,645
Notes payable                        65,015    65,015
Long-term debt                      188,055   197,563

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

7. Effective December 1, 1995, in the first quarter of the Company's 1996 fiscal year, the Company's international subsidiaries that previously reported on a fiscal year ending September 30 changed their reporting period to a Company wide fiscal year ending on the Saturday closest to November 30. This change was made to reflect the results of operations and financial position of these subsidiaries on a more timely basis and to increase operating and planning efficiency. The results of operations of these subsidiaries for the period October 1 through November 30, 1995, net earnings of $118 or $0.01 per share, have been reflected as an adjustment to retained earnings. Sales for the period were $104,811 and cost of sales was $73,341.

1995 Proforma (International subsidiaries results restated to November 30 fiscal year end)

                                   1st Qtr.    2nd Qtr.   3rd Qtr.   4th Qtr.
                                   --------    --------   --------   --------
Net sales                          $291,579    $321,381   $309,063   $326,789
Gross profit                         91,068     101,811     97,920    100,072
Operating earnings                   13,149      18,198     17,996     16,366
Earnings before cumulative
  effect of accounting changes        4,617       8,020      7,332      8,226
Cumulative effect of
  accounting changes                 (2,532)         --         --         --
- -------------------------------------------------------------------------------
Net earnings                       $  2,085    $  8,020   $  7,332   $  8,226
- -------------------------------------------------------------------------------
Earnings(loss) per common share:
  Earnings before cumulative
   effects of accounting changes   $   0.33    $   0.57   $   0.52   $   0.59
  Cumulative effect of accounting
   changes                         $  (0.18)         --         --         --
- -------------------------------------------------------------------------------
Net earnings                       $   0.15    $   0.57   $   0.52   $   0.59
- -------------------------------------------------------------------------------

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

   Results of Operations
   ---------------------

   Net sales for the first quarter of 1996 increased $7,922 or 2.7% when compared to the same quarter in 1995. Net sales for the first quarter of 1996 on a proforma basis (See Note 7 to Consolidated Condensed Financial Statements) increased $11,992, or 4.1%, when compared to 1995.

   A comparison of sales increases by operating area is as follows:


                                                         Quarter Ended
                                 Quarter Ended           March 2, 1996
                                 March 2, 1996     Proforma Quarter (Note 7)
        Operating Area         February 28, 1995    Ended February 28, 1995
        --------------         ------------------  -------------------------

        North America           $ 7,528      5%        $ 8,269         5%
        Latin America            (2,055)    (4%)           245        --
        Europe                    2,563      4%          1,196         2%
        Asia/Pacific               (114)    (1%)         2,282        12%
                                -------                -------

        Total                   $ 7,922      3%        $11,992         4%
                                =======                =======

   In North America, the 5% first quarter sales increase was composed of 3 percentage points relating to increased volume and changes in product mix and 2 percentage points resulting from an increase in pricing. The Adhesives, Sealants and Coatings Group had a 4% increase in sales with the growth occurring primarily in the paper/converting and polymer markets of the industrial adhesives group and in the engineered systems markets of the structural adhesives group. Sales to the graphic arts market of the industrial adhesives group and woodworking and window product markets of the structural adhesives group were down from prior year, with the slow construction market adversely affecting woodworking and window product sales. In the Specialty Group, sales increased 6% primarily due to substantial growth occurring in Foster Products Corporation and moderate growth in the Industrial Coatings Division and Linear Products Corporation. Sales of the Monarch Division and TEC Incorporated approximated the sales of 1995. North American operating earnings grew at a rate of 9% increasing from $5,090 to $5,547. On a proforma basis (See Note 7 Consolidated Condensed Financial Statements), North American sales increased 5% and operating earnings grew at a rate of 12% increasing from $4,971 to $5,547.

   Latin American first quarter 1996 sales decreased 4% from 1995. The decrease in sales is composed of 11 percentage points relating to decreased volume and changes in product mix partially offset by a 7 percentage point increase in pricing. Latin American operating earnings were down 40% when compared to 1995, decreasing from $6,927 to $4,164. High raw material costs, lower volumes and a change in product mix (particularly paint sales) were causes for the decrease in earnings. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), Latin American first quarter 1996 sales approximated the sales of 1995 and operating earnings decreased from $5,840 to $4,164.

   In Europe, the 4% first quarter 1996 sales increase was composed of 4 percentage points resulting from favorable foreign currency translations due to the weakening of the U.S. dollar, 7 percentage points due to an increase in pricing, and a negative 7 percentage points due to a decrease in volume and changes in product mix. As a result of the decreased volumes, primarily the result of a continuing weak Germany economy, operating earnings decreased from $2,730 in 1995 to $731 in 1996. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), European sales increased 2% in 1996 compared to 1995 and operating earnings decreased from $2,485 in 1995 to $731 in 1996.

   Asia/Pacific sales were down 1% compared to the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 2 percentage point decrease. Operating earnings decreased from $347 in 1995 to ($415) in 1996. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), Asia/Pacific sales were up 12% in 1996 compared to 1995 and operating earnings decreased from ($147) in 1995 to ($415) in 1996.

   Cost of sales for the first quarter increased 4.6% ($9,240) over the same quarter in 1995. Consolidated gross margins, as a percent of sales, decreased from 31.58% in 1995 to 30.33% in 1996. Lower volume and product mix in Europe and Latin America were the primary reasons for this decrease in gross margin percent. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), cost of sales for the first quarter increased 5.5% ($10,999) over the same period in 1995. Proforma consolidated gross margins, as a percent of sales, decreased from 31.23% in 1995 to 30.33% in 1996.

   Selling, administrative, and other expenses for the quarter were up 4.8% ($3,749) when compared to the prior year. This category of expense, as a percent of sales, increased from 26.5% in 1995 to 27.0% in 1996. The overall reduction in volume for the quarter impacted the ability of the Company to leverage operating expenses. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), selling, administrative, and other expenses for the quarter were up 5.3% ($4,115) over the same period in 1995 and as a percent of sales increased from 26.7% in 1995 to 27.0% in 1996.

   Interest expense increased 27.8% ($1,144) primarily as a result of increased borrowing to finance the increased capital spending.

   Income taxes for the first quarter of 1996 decreased $2,532 (58.6%) when compared to the first quarter of 1995 primarily as a result of decreased earnings. The effective tax rate decreased from 40.8% in 1995 to 39.9% in 1996.

   Net earnings decreased from $3,501 in the first quarter of 1995 to $2,670 in the first quarter of 1996. Earnings before the cumulative effect of the accounting change in 1995 were $6,033. On a proforma basis (See Note 7 to Consolidated Financial Statements), 1995 earnings before the cumulative effect of the accounting change were $4,617.


   Liquidity and Capital Resources
   -------------------------------

   The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at March 2, 1996 and November 30, 1995 (September 30, 1995 for international subsidiaries) and February 28, 1995 and November 30, 1994.

   During the first quarter of 1996, the Company generated $1,737 of cash to finance operations as compared to a $10,245 use of cash in the first quarter of 1995. The increased generation of cash was primarily the result of a $5,707 decrease in cash required to fund working capital in 1996 and a $5,202 increase in depreciation and amortization compared to 1995.

   Working capital was $151,473 at March 2, 1996 compared to $142,056 at November 30, 1995. The current ratio at March 2, 1996 was 1.6 equaling the ratio at November 30, 1995. The number of days sales in trade accounts receivable was 54 days at March 2, 1996 compared to 52 days sales at February 28, 1995. The average days sales in inventory on hand was at 65 days compared to 72 days sales at February 28, 1995. The primary reason for the reduction in accrued expenses is the payment of year-end 1995 salary accruals in the first quarter of 1996. The primary reason for the decrease in accounts payable was the decrease in inventories.

   The Company's long-term debt to total capitalization ratio was 38.1% at March 2, 1996 compared to 35.7% at November 30, 1995. Long-term debt increased to fund capital expenditures and to fund increased operating working capital.

   Capital expenditures for property, plant and equipment of $22,161 in first quarter 1996 were primarily for continued construction of the research and development facility in Minnesota, the investment in information technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases (Decreases)
                            (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:


                                           Comparison of Thirteen          Comparison of Thirteen
                                            Weeks Ended March 2,         Weeks Ended March 2, 1996
                                           1996 and Three Months         and Proforma Three Months
                                          Ended February 28, 1995        Ended February 28, 1995**
                                        ----------------------------    ---------------------------
Net sales                                    $7,922       2.7%               $11,992        4.1%

Cost of sales                                 9,240       4.6%                10,999        5.5%

Selling, administrative
  and other expenses                          3,749       4.8%                 4,115        5.3%

Interest expense                              1,144      27.8%                 1,144       27.8%

Other income
  (expense), net                                103      26.2%                   659         *
                                       -------------                    -------------

Earnings before
  income taxes and
  minority interests                         (6,108)        *                 (3,607)     -44.6%

Income taxes                                 (2,532)    -58.6%                (1,516)     -45.8%

Net earnings of consolidated
  subsidiaries applicable
  to minority interests                        (213)    -90.3%                  (144)     -86.2%
                                       -------------                    -------------
Earnings before accounting changes           (3,363)    -57.7%                (1,947)     -42.2%

Accounting changes                            2,532                            2,532
                                       -------------                    -------------
Net earnings                                  ($831)    -23.7%                   585       28.1%
                                       =============                    =============

* Change of 100% or more.
** See footnote 7.

                                 PART II.  OTHER INFORMATION

   Item 6.
   -------

   Exhibits and reports on Form 8-K
   --------------------------------

   (a)  Exhibits to Part I

        27   Financial Data Schedule


   (b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended March 2, 1996.


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. B. Fuller Company



   Dated: April 15, 1996               /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer



   Dated: April 15, 1996               /S/ David J. Maki
                                       ------------------------
                                       David J. Maki
                                       Vice President
                                       and Controller