Form 10-Q
period 1996-06-01
FULLER H B CO
filed 1996-07-16
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 1, 1996


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         14,053,636 shares outstanding
                              as of June 30, 1996


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X   No
                                    ---    ---

                             H. B. FULLER COMPANY
                         SECOND QUARTER 1996 Form 10-Q
                               Quarterly Report


                               Table of Contents



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


     Item 1.  Financial Statements:

       Consolidated Condensed Statements of Earnings - Twenty-six weeks ended June 1, 1996 and six months ended May 31, 1995

       Consolidated Condensed Balance Sheets - June 1, 1996 and November
         30, 1995

       Consolidated Condensed Statements of Cash Flows - Twenty-six weeks ended June 1, 1996 and six months ended May 31, 1995

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

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                Thirteen         Three        Proforma Three *
                                              Weeks Ended     Months Ended     Months Ended
                                              June 1, 1996    May 31, 1995     May 31, 1995
                                              ------------    ------------    ----------------
Net sales                                       $320,223        $322,434          $321,381
                                                --------        --------          --------
Costs and expenses:
 Cost of sales                                   218,957         218,666           219,570
 Selling, administrative
  and other expenses                              84,191          81,788            83,613
 Interest expense                                  4,958           4,463             4,463
 Other (income) expense, net                      (1,924)            845               752
                                                --------        --------          --------
                                                 306,182         305,762           308,398
                                                --------        --------          --------
Earnings before income taxes and
 minority interests                               14,041          16,672            12,983
Income taxes                                      (5,692)         (6,530)           (5,035)
Net earnings of consolidated subsidiaries
 applicable to minority interests                     66             (73)               72
                                                --------        --------          --------
Net earnings                                       8,415          10,069             8,020
Dividends on preferred stock                          (4)             (4)               (4)
                                                --------        --------          --------
Net earnings applicable to common stock         $  8,411        $ 10,065          $  8,016
                                                ========        ========          ========

Average number of common and common
 equivalent shares outstanding                    14,093          14,053            14,053
                                                ========        ========          ========

Net earnings per common share                   $   0.60        $   0.72          $   0.57
                                                ========        ========          ========

Cash dividend per common share                  $   0.16        $   0.16          $   0.16
                                                ========        ========          ========

* See accompanying Footnote 7 in Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                  TWENTY-SIX          SIX           PROFORMA SIX*
                                                 WEEKS ENDED      MONTHS ENDED      MONTHS ENDED
                                                 JUNE 1, 1996     MAY 31, 1995      MAY 31, 1995
                                                -------------    -------------      ------------
NET SALES                                           $623,794         $618,084           $612,960
                                                ------------     ------------        -----------
Costs and expenses:
  Cost of sales                                      430,467          420,937            420,081
  Selling, administrative
    and other expenses                               166,225          160,073            161,532
  Interest expense                                    10,215            8,575              8,575
  Other (income) expense, net                         (1,635)           1,238              1,701
                                                ------------     ------------        -----------
                                                     605,272          590,823            591,889
                                                ------------     ------------        -----------
Earnings before income taxes and
  minority interests                                  18,522           27,261             21,071
Income taxes                                          (7,480)         (10,850)            (8,339)
Net earnings of consolidated subsidiaries
  applicable to minority interests                        43             (309)               (95)
                                                ------------     ------------        -----------
Earnings before accounting changes                    11,085           16,102             12,637
Accounting changes                                         -           (2,532)            (2,532)
                                                ------------     ------------        -----------
Net earnings                                          11,085           13,570             10,105
Dividends on preferred stock                              (8)              (8)                (8)
                                                ------------     ------------        -----------
NET EARNINGS APPLICABLE TO COMMON STOCK              $11,077          $13,562            $10,097
                                                ============     ============        ===========
Average number of common and common
  equivalent shares outstanding                       14,094           14,042             14,042
                                                ============     ============        ===========

Per share earnings before accounting changes           $0.79            $1.15              $0.90
Per share accounting changes                               -            (0.18)             (0.18)
                                                ------------     ------------        -----------
NET EARNINGS PER COMMON SHARE                          $0.79            $0.97              $0.72
                                                ============     ============        ===========

Cash dividend per common share                         $0.32            $0.31              $0.31
                                                ============     ============        ===========

* See accompanying Footnote 7 in Notes to Consolidated Condensed Financial Statements.


               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)

                                                   June 1, 1996         November 30, 1995
                                                --------------------  ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 16,685                $9,061
  Trade receivables                                         197,381               184,821
  Allowance for doubtful accounts                            (7,062)               (6,256)
  Inventories                                               148,397               159,024
  Other current assets                                       41,422                40,991
                                                           --------              --------
      Total current assets                                  396,823               387,641

Property, plant and equipment, net of
  accumulated depreciation of $264,533
   in 1996 and $253,138 in 1995                             367,989               355,123
Other intangibles                                            15,094                16,761
Excess cost                                                  36,818                38,310
Other assets                                                 38,486                31,094
                                                           --------              --------
      Total assets                                         $855,210              $828,929
                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $53,392               $53,749
  Current installments of long-term debt                      9,986                 5,722
  Accounts payable                                          111,590               117,446
  Accrued expenses                                           60,804                59,504
  Income taxes payable                                        7,506                 9,164
                                                           --------              --------
      Total current liabilities                             243,278               245,585

Long-term debt,
  excluding current installments                            189,081               166,459

Deferred income taxes, accrued pension
  cost, postretirement costs, other
  liabilities and minority interests                        119,271               117,471

Stockholders' equity:
  Preferred stock                                               306                   306
  Common stock                                               14,015                14,007
  Additional paid-in capital                                 20,883                20,771
  Retained earnings                                         263,130               256,489
  Foreign currency translation adjustment                     8,427                11,319
  Unearned compensation                                      (3,181)               (3,478)
                                                           --------              --------
      Total stockholders' equity                            303,580               299,414
      Total liabilities and                                --------              --------
        stockholders' equity                               $855,210              $828,929
                                                           ========              ========


See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                  SIX MONTHS
                                                                   ------------------------------------------
                                                                      PERIOD ENDED *            ENDED
                                                                      JUNE 1, 1996          MAY 31, 1995
                                                                   --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $11,204               $13,570
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                               26,507                19,213
    Pension costs                                                                7,361                 4,693
    Deferred income tax                                                          1,641                 3,339
    Accounting changes                                                               -                 2,532
    Other items                                                                   (178)                1,152
  Change in current assets and liabilities:
    Increase in accounts receivable                                            (16,125)              (10,466)
    Decrease (Increase) in inventory                                            12,601                (9,933)
    Increase in prepaid assets                                                  (3,496)               (3,156)
    (Decrease) increase in accounts payable                                     (2,137)                  473
    Increase (decrease) in accrued expense                                       5,896                (6,280)
    (Decrease) in income taxes payable                                          (1,810)                 (902)
                                                                   -------------------   -------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                $41,464               $14,235

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchased property, plant and equipment                                      (40,568)              (35,966)
  Purchased business, net of cash acquired                                      (8,200)                    -
                                                                   -------------------   -------------------
      NET CASH USED IN INVESTING ACTIVITIES                                    (48,768)              (35,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                                                    34,157                66,970
  Current installments and payments of long-term debt                          (14,539)              (33,247)
  Increase (decrease) in notes payable                                           1,001                (4,129)
  Dividends paid                                                                (4,562)               (4,263)
  Other                                                                           (813)               (7,195)
                                                                   -------------------   -------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                 15,244                18,136

Effect of exchange rate changes on cash                                           (316)                  243
                                                                   -------------------   -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        $ 7,624               ($3,352)
Cash and cash equivalents at beginning of year                                   9,061                 9,830
                                                                   -------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $16,685                $6,478
                                                                   ===================   ===================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense (net of amount capitalized)                               $14,627               $ 9,294
    Income taxes                                                               $ 5,714               $10,204

Noncash investing and financing activities:
   Assets acquired by incurring notes payable/long-term debt                   $ 3,765               $   750


For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

* Includes the twenty-six weeks ended June 1, 1996 for all entities and the two month stub period for Non-U.S. entities. See footnote 7.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)

    1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of June 1, 1996 and November 30, 1995, the results of its operations for the thirteen and twenty-six week periods ended June 1, 1996 and the three and six month periods ended May 31, 1995 and its cash flows for the twenty-six week period ended June 1, 1996 and six month period ended May 31, 1995. All adjustments were of a normal recurring nature.

    2. The results of operations for the thirteen and twenty-six week periods ended June 1, 1996 are not necessarily indicative of the results to be expected for the full year.

    3.    The composition of inventories is presented below:

                                  June 1, 1996    November 30, 1995
                                  ------------    -----------------
               Raw materials        $ 68,279          $ 78,180
               Finished goods         92,044            92,629
               LIFO reserve          (11,926)          (11,785)
                                    --------          --------
                                    $148,397          $159,024
                                    ========          ========

    4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

    5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $5,118. The contracts mature between October 20, 2000 and November 20, 2000.

    6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at June 1, 1996, are as follows: (000's)

                                             Carrying     Fair
                                              Amount     Value
                                             --------   --------
          Cash and short-term investments    $ 16,685   $ 16,685
          Notes payable                        53,392     53,392
          Long-term debt                      199,067    205,434


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

   7. Effective December 1, 1995, in the first quarter of the Company's 1996 fiscal year, the Company's international subsidiaries that previously reported on a fiscal year ending September 30 changed their reporting period to a Company wide fiscal year ending on the Saturday closest to November 30. This change was made to reflect the results of operations and financial position of these subsidiaries on a more timely basis and to increase operating and planning efficiency. The results of operations of these subsidiaries for the period October 1 through November 30, 1995, net earnings of $118 or $0.01 per share, have been reflected as an adjustment to retained earnings. Sales for the period were $104,811 and cost of sales was $73,341. The Company also changed to thirteen-week quarters.

   1995 Proforma (International subsidiaries results restated to November 30 fiscal year end)

                                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
                                           --------    --------   --------   ---------
   Net sales                              $ 291,579    $ 321,381  $ 309,063  $ 326,789
   Gross profit                              91,068      101,811     97,920    100,072
   Operating earnings                        13,149       18,198     17,996     16,366
   Earnings before cumulative
    effect of accounting changes              4,617        8,020      7,332      8,226
   Cumulative effect of
    accounting changes                       (2,532)          --         --         --

- ----------------------------------------------------------------------------------------
     Net earnings                         $   2,085    $   8,020  $   7,332  $   8,226
- ----------------------------------------------------------------------------------------
   Earnings(loss) per common share:
     Earnings before cumulative
      effects of accounting changes       $    0.33    $    0.57  $   0.52   $    0.59
     Cumulative effect of accounting
      changes                             $   (0.18)          --        --          --
- ----------------------------------------------------------------------------------------
     Net earnings                         $    0.15    $    0.57  $   0.52   $    0.59


   8.     During the second quarter, the Company acquired a hot melt adhesives product line for industrial applications for $8,200.  The acquisition includes product formulas, customer lists, technology and inventory. The Company has signed a long-term agreement to have these products toll produced.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

(Dollars in Thousands)

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.


Results of Operations
- ---------------------

Net sales for the second quarter of 1996 decreased $2,211, or 0.7%, when compared to the same quarter in 1995. Net sales for the second quarter of 1996, on a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), decreased $1,158, or 0.4%, when compared to 1995. Net sales for the first half of 1996 increased $5,710, or 0.9%, when compared to the first half of 1995. Net sales for the first half of 1996, on a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), increased $10,834, or 1.8%, when compared to 1995.

A comparison of sales increases by operating area is as follows:

                                                Quarter Ended
                         Quarter Ended           June 1, 1996
                         June 1, 1996           Proforma Quarter (Note 7)
     Operating Area      May 31, 1995            Ended May 31, 1995
     --------------      -------------          -------------------

     North America       $  9,506       5%      $  8,335        5%
     Latin America         (1,854)     (4%)          669        2%
     Europe               (10,251)    (13%)       (9,358)     (12%)
     Asia/Pacific             388       2%          (804)      (4%)
                          --------               -------
     Total               $ (2,211)     (1%)     $ (1,158)       --
                          ========                =======


                                                Half Year Ended
                         Half Year Ended          June 1, 1996
                         June 1, 1996           Proforma Half Year (Note 7)
     Operating Area      May 31, 1995            Ended May 31, 1995
     ---------------     ----------------       -------------------

     North America       $ 17,325       5%      $ 16,862        5%
     Latin America         (3,909)     (4%)          914        1%
     Europe                (7,981)     (6%)       (8,024)       6%)
     Asia/Pacific             275       1%         1,082       (3%)
                          --------               -------
     Total               $  5,710       1%      $ 10,834        2%
                          ========               =======


In North America, the 5% second quarter sales increase was composed of 3 percentage points relating to increased volume and changes in product mix and 2 percentage points related to fourth quarter 1995 and second quarter 1996 acquisitions. The Adhesives, Sealants and Coatings Group had a 6% increase in sales with 3 percentage points resulting from a late fourth quarter 1995 acquisition and a second quarter 1996 acquisition and the other 3 percentage points of growth occurring primarily in the paper/converting and polymer markets of the industrial adhesives group and in the woodworking, window and engineered systems markets of the structural adhesives group. Automotive sales were down slightly in the quarter compared to last year as a result of General Motors strikes which occurred early in the quarter. In the Specialty Group, sales increased 5% primarily due to growth occurring in the Foster Products Corporation. The Industrial Coatings Division, TEC Incorporated and Linear Products Incorporated experienced a slight sales growth when compared to 1995. Sales of the Monarch Division, a division in the process of being sold, were down slightly compared to the sales of 1995. North American operating earnings grew at a rate of 28% increasing from $11,535 to $14,786. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), North American sales increased 5% and operating earnings grew at a rate of 23% increasing from $12,008 to $14,786.

For the first half of 1996, North American sales increased 5% and was composed of 2 percentage points resulting from increased volume and changes in product mix, 2 percentage points resulting from sales of businesses acquired late in the fourth quarter of 1995 and second quarter of 1996, and one percentage point resulting from an increase in pricing. The Adhesives, Sealants and Coatings Group had a 5% increase in 1996 sales, with 2 percentage points resulting from late fourth quarter 1995 and second quarter 1996 acquisitions and the other 3 percentage points of growth occurring primarily in the paper/converting and polymer units of the industrial adhesives group and in engineered systems, window and nonwoven markets of the structural adhesives group. The Specialty Group had a 5% sales growth with the primary growth occurring in the Industrial Coatings Division and Linear Products Incorporated. Sales of the Monarch Division, a division that is in the process of being sold, were down slightly compared to 1995. North American operating earnings grew at a rate of 25% from $16,625 in 1995 to $20,870 for the first half of 1996. On a proforma basis (See
Note 7 to Consolidated Condensed Financial Statements), North American sales increased 5% and operating earnings grew at a rate of 23% increasing from $16,979 to $20,870.

Latin American second quarter 1996 sales decreased 4% from 1995. The decrease in sales is composed of 8 percentage points relating to decreased volume and changes in product mix and a 4 percentage point increase in pricing. Latin American operating earnings were down substantially when compared to 1995, from $4,742 in 1995 to $2,788 in 1996. High raw material costs, lower volumes and a change in product mix (particularly paint sales) were causes for the decrease in earnings. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), Latin American second quarter 1996 sales approximated the sales of 1995 and operating earnings decreased slightly from $2,793 to $2,788. This trend of operating earnings is expected to improve in the second half of 1996 as a result of cost reduction efforts in Latin America.

In Europe, the 13% second quarter 1996 sales decrease was composed of one percentage point resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, one percentage point due to an increase in pricing and a negative thirteen percentage points due to a decrease in volume and changes in product mix. As a result of the decreased volumes, primarily the result of a continuing weak Germany economy, operating earnings decreased from $6,218 in 1995 to ($208) in 1996. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), European sales decreased 12% in 1996 compared to 1995 and operating earnings decreased from $4,105 in 1995 to ($208) in 1996.

Asia/Pacific sales were up 2% compared to the second quarter last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 2 percentage point decrease. An 8 percentage point increase resulting from increases in volume and change in product mix was partially offset by 4 percentage points negative pricing. Operating earnings improved from ($515) in 1995 to ($291) in 1996. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), Asia/Pacific sales were down 4% in 1996 compared to 1995 and operating earnings improved from ($708) in 1995 to ($291) in 1996.

For the first half of 1996, Latin American sales decreased 4% over the same period in 1995 with 10 percentage points accounted for by decreased volume and changes in product mix, with a partial offset of 6 percentage points resulting from increased pricing. Operating earnings decreased substantially from $11,668 in 1995 to $6,830 in 1996 as a result of reduced volumes and a change in paint sales mix. European sales were down 6% from first half 1995 sales with the weakening of the U.S. dollar causing a one percentage point increase. The 7 percentage point decrease in local currency sales was comprised of 11 percentage points resulting from decreased volume and changes in product mix, primarily in Germany, and 4 percentage points in increased pricing. Operating earnings decreased from $8,949 in 1995 to $136 in 1996. Asia/Pacific sales increased 1% with a 2 percentage point decrease resulting from a strengthened U.S. dollar. A 7 percentage point increase resulting from volume and changes in product mix was partially offset by a 4 percentage point decrease in pricing. Continued expansion activities in Asia/Pacific and the economic slowdown in Japan caused operating earnings to decrease from ($168) in 1995 to ($734) in 1996.

On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), Latin American first half 1996 sales were up 1% from 1995 and operating earnings decreased from $8,632 to $6,830. In Europe sales were down 6% compared to 1995 and operating earnings decreased from $6,591 in 1995 to $136 in 1996. In Asia/Pacific sales increased 3% and operating income improved from ($855) in 1995 to ($734) in 1996.

Cost of sales for the second quarter increased 0.1% ($291) over the same quarter in 1995. Consolidated gross margins, as a percent of sales, decreased from 32.2% in 1995 to 31.6% in 1996. Lower volume and product mix in Europe and Latin America were the primary reasons for this decrease in gross margin percent. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), cost of sales for the second quarter decreased 0.3% ($613) from the same period in 1995. Proforma consolidated gross margins, as a percent of sales, decreased from 31.7% in 1995 to 31.6% in 1996.

Year-to-date, cost of sales was up 2.3% ($9,530) when compared to the same period in 1995. Consolidated gross margins, as a percent of sales, decreased from 31.9% in 1995 to 31.0% in 1996 with lower volume and product mix in Europe and Latin America being the primary reasons for this decrease in gross margin percent. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), cost of sales for the first half year increased 2.5% ($10,386) over the same period in 1995. Proforma consolidated gross margins, as a percent of sales, decreased from 31.5% in 1995 to 31.0% in 1996.

Selling, administrative, and other expenses for the quarter were up 2.9% ($2,403) when compared to the prior year. This category of expense, as a percent of sales, increased from 25.4% in 1995 to 26.3% in 1996. The Company expensed $2,790 in restructuring costs, primarily in Germany, in the quarter. Excluding this expense, selling, administrative, and other expenses were down 0.5% ($387) and this category of expense, as a percent of sales, remained equal to the 25.4% in 1995. The overall reduction in volume for the quarter impacted the ability of the Company to leverage operating expenses. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), selling, administrative, and other expenses for the quarter were up 0.7% ($578) over the same period in 1995 and as a percent of sales increased from 26.0% in 1995 to 26.3% in 1996. Excluding the restructuring charge, the percent of sales improved from 26.4% in 1995 to 25.4% in 1996.

Selling, administrative, and other expenses for the first half were up 3.8% ($6,152) when compared to the prior year. This category of expense, as a percent of sales, increased from 25.9% in 1995 to 26.6% in 1996. Adjusting for the restructuring charge in the quarter, the expense was up 2.1% ($3,362) and the percent of sales for 1996 would be 26.2%. The overall low sales volumes for the first half impacted the ability of the Company to leverage operating expenses. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), selling, administrative, and other expenses for the first half were up 2.9% ($4,693) over the same period in 1995 and, as a percent of sales, increased from 26.4% in 1995 to 26.6% in 1996. Adjusting for the restructuring charge in the quarter, the expense was up 1.2% ($1,903) and, as a percent of sales, improved from 26.6% in 1995 to 26.2% in 1996.

Year-to-date interest expense increased 19.1% ($1,640) primarily as a result of increased borrowing to finance the increased capital spending.

Year-to-date other (Expense)/Income, Net improved from an expense of $1,238 in 1995 to income of $1,635 in 1996. The $2,873 improvement in earnings is primarily the result of a gain on the sale of property in Munich, Germany and income generated from the sale of equity investments in the United States.

Income taxes for the first half of 1996 decreased $3,370 (31.1%) when compared to the first half of 1995 primarily as a result of decreased earnings. The effective tax rate increased from 39.8% in 1995 to 40.4% in 1996, primarily as a result of losses in some countries in Latin America.

Net earnings decreased from $13,570 in the first half of 1995 to $11,085 in the first half of 1996. Earnings before the cumulative effect of the accounting change in 1995 were $16,102. On a proforma basis (See Note 7 to Consolidated Condensed Financial Statements), 1995 earnings before the cumulative effect of the accounting change were $12,637.


Liquidity and Capital Resources
- -------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at June 1, 1996 and November 30, 1995 (September 30, 1995 for international subsidiaries) and May 31, 1995 and November 30, 1994.

During the first half of 1996, the Company generated $41,464 of cash to finance operations as compared to $14,235 in the first half of 1995. The increased generation of cash was primarily the result of a $25,193 decrease in cash required to fund working capital in 1996 and a $7,294 increase in depreciation and amortization compared to 1995.

Working capital was $153,545 at June 1, 1996 compared to $142,056 at November 30, 1995. The current ratio at June 1, 1996 was 1.6 equaling the ratio at November 30, 1995. The number of days sales in trade accounts receivable was 53 days at June 1, 1996 compared to 51 days sales at May 31, 1995. The average days sales in inventory on hand was at 61 days at June 1, 1996 compared to 68 days sales at May 31, 1995.

The Company's long-term debt to total capitalization ratio was 38.4% at June 1, 1996 compared to 35.7% at November 30, 1995. Long-term debt increased to fund capital expenditures, the acquisition made in the quarter and to fund increased operating working capital.

Capital expenditures for property, plant and equipment of $40,568 in first half 1996 were primarily for continued construction of the research and development facility in Minnesota, the investment in information technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases(Decreases)
                            (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:

                                              Comparison of Twenty-six    Comparison of Twenty-six
                                                Weeks Ended June 1,       Weeks Ended June 1, 1996
                                                 1996 and Six Months      and Proforma Six Months
                                                 Ended May 31, 1995         Ended May 31, 1995 **
                                              ------------------------    -------------------------

Net sales                                       $5,710           0.9%        $10,834           1.8%

Cost of sales                                    9,530           2.3%         10,386           2.5%

Selling, administrative and other expenses       6,152           3.8%          4,693           2.9%

Interest expense                                 1,640          19.1%          1,640          19.1%

Other income (expense), net                     (2,873)           *           (3,336)           *
                                                ------                        ------
Earnings before income taxes and
  minority interests                            (8,739)        -32.1%         (2,549)        -12.1%

Income taxes                                     3,370         -31.1%            859         -10.3%

Net earnings of consolidated subsidiaries
  applicable to minority interests                 352                           138            *
                                                 -----                        ------
Earnings before accounting changes              (5,017)        -31.2%         (1,552)        -12.3%

Accounting changes                               2,532                         2,532
                                                ------                       -------
Net earnings                                    (2,485)        -18.3%            980           9.7%
                                                ======                       =======


                                               Comparison of Thirteen      Comparison of Thirteen
                                                Weeks Ended June 1,       Weeks Ended June 1, 1996
                                                1996 and Six Months        and Proforma Six Months
                                                 Ended May 31, 1995         Ended May 31, 1995 **
                                               ----------------------     -------------------------

Net sales                                      ($2,211)         -0.7%        ($1,158)         -0.4%

Cost of sales                                      291           0.1%           (613)         -0.3%

Selling, administrative and other expenses       2,403           2.9%            578           0.7%

Interest expense                                   495          11.1%            495          11.1%

Other income (expense), net                      2,769            *            2,676            *
                                                 -----                         -----
Earnings before income taxes and
  minority interests                            (2,631)        -15.8%          1,058           8.1%

Income taxes                                       838          12.8%           (657)        -13.0%

Net earnings of consolidated subsidiaries
  applicable to minority interests                 139            *               (6)         -8.3%
                                                 -----                       -------
Net earnings                                   ($1,654)        -16.4%            395           4.9%
                                               =======                       =======
* Change of 100% or more.
** See footnote 7.


PART II. OTHER INFORMATION

Item 1.

Legal Proceedings
- -----------------

ENVIRONMENTAL REMEDIATION

The Company is currently deemed a potentially responsible party ("PRP"), in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites ("Sites"). As a PRP, the Company may be required to pay a share of the cost of investigation and cleanup of these Sites. In some cases the Company may have rights of indemnification from other parties.

The Company's future liability for such claims is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the Sites, the Company's responsibility for such hazardous wastes and the number or financial condition of other PRPs or defendants. Reserves for future liabilities are established as soon as an estimate of potential cleanup costs and allocation can be determined. The reserves are reviewed and revised quarterly in light of currently available technical and legal information. Based upon such available information, it is the Company's opinion that these environmental claims will not result in material liability to the Company.

Following is an update on three previously reported Sites.

East Bethel, Minnesota; Oak Grove, Minnesota; Andover, Minnesota
- ----------------------------------------------------------------

In 1994, the Minnesota Legislature enacted the Landfill Cleanup Act (the "Act") whereby PRPs that have expended funds for remediation at a qualified Minnesota landfill may forego any future obligations for remediation and obtain reimbursement for remedial expenses incurred in exchange for a waiver of claims through participation in the Landfill Cleanup Program. The Company applied for participation in this program, through each Site's PRP group, for three previously reported Sites: East Bethel Landfill, East Bethel, Minnesota; Oak Grove Landfill, Oak Grove, Minnesota; and the Waste Disposal Engineering Site, Andover, Minnesota. The Minnesota Pollution Control Agency has issued the requisite Notices of Compliance at each of these Sites. Upon issuance, the Minnesota Pollution Control Agency assumed all future remedial activities at these Sites. Accordingly, the Company has no further remediation liability at these three Sites.

Item 4.

Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on April 18, 1996. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 17,680,153 common and preferred share votes ("Votes") were entitled to be cast at the meeting. At such meeting, each of management's three nominees for director in Class III were elected for a three year term (until the Company's 1999 Annual Meeting), and until the directors' respective successors are duly elected and qualified;

                            Combined Common &          Combined Common &
                            Preferred Share            Preferred Share
Director Name               Votes in Favor             Votes Withheld
- -------------               --------------             --------------

Edward L. Bronstien         16,036,262                 319,829
Walter Kissling             16,008,747                 347,344
Lorne C. Webster            16,049,153                 306,938

A proposal to ratify the appointment of Price Waterhouse as independent auditors for the Company for the fiscal year ending November 30, 1996 was approved by 16,149,967 Votes cast in favor, 131,145 Votes cast against, and 74,979 Votes abstaining. There were no broker nonvotes with respect to the ratification of the appointment of Price Waterhouse as auditors.

In addition, a stockholder proposal requesting the Board of Directors to adopt a policy to cease activity with the tobacco industry by January 1, 1997 was defeated by 13,089,459 Votes against the stockholder proposal, 1,582,597 Votes in favor of the stockholder proposal and 919,401 Votes abstaining. There were 764,634 broker nonvotes with respect to the stockholder proposal.

Item 6.

Exhibits and reports on Form 8-K
- --------------------------------

(a)  Exhibits to Part I

     27 Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended June 1, 1996.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    H. B. Fuller Company



Dated:  July 16, 1996               /S/ Jorge Walter Bolanos
                                    ------------------------
                                    Jorge Walter Bolanos
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer



Dated:  July 16, 1996               /S/ David J. Maki
                                    -----------------------
                                    David J. Maki
                                    Vice President
                                    and Controller