Form 10-Q
period 1996-08-31
FULLER H B CO
filed 1996-10-15
CIK 39368

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1996


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
               2400 Energy Park Drive, St. Paul, Minnesota 55108
                          Telephone - (612) 645-3401


                         Common Stock, $1.00 par value
                         14,057,563 shares outstanding
                           as of September 30, 1996


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X   No____
                                    ----

--------------------------------------------------------------------------------

                             H. B. FULLER COMPANY
                         THIRD QUARTER 1996 Form 10-Q
                               Quarterly Report


                               Table of Contents



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


     Item 1.  Financial Statements:

       Consolidated Condensed Statements of
         Earnings - Thirty-nine weeks ended August 31, 1996
         and nine months ended August 31, 1995

       Consolidated Condensed Balance Sheets -
         August 31, 1996 and  November 30, 1995

       Consolidated Condensed Statements of
         Cash Flows - Thirty-nine weeks ended August 31, 1996
         and nine months ended August 31, 1995

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

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                             Thirty-Nine                   Nine                Proforma Nine *
                                                             Weeks Ended               Months Ended             Months Ended
                                                           August 31, 1996            August 31, 1995          August 31, 1995
                                                           ---------------            ---------------          ---------------
NET SALES                                                      $941,894                   $930,674                 $922,023
                                                               --------                   --------                 --------
Costs and expenses:
  Cost of sales                                                 646,109                    634,198                  631,224
  Selling, administrative
    and other expenses                                          241,694                    239,773                  241,456
  Interest expense                                               14,521                     13,693                   13,693
  (Gain) from sale of assets                                    (17,803)                         -                        -
  Other (income) expense, net                                     2,010                      1,399                    1,996
                                                               --------                   --------                 --------
                                                                886,531                    889,063                  888,369
                                                               --------                   --------                 --------
Earnings before income taxes and
  minority interests                                             55,363                     41,611                   33,654
Income taxes                                                    (22,367)                   (16,561)                 (13,791)
Net earnings of consolidated subsidiaries
  applicable to minority interests                                  104                       (186)                     106
                                                               --------                   --------                 --------
Earnings before accounting changes                               33,100                     24,864                   19,969
Accounting changes                                                    -                     (2,532)                  (2,532)
                                                               --------                   --------                 --------
Net earnings                                                     33,100                     22,332                   17,437
Dividends on preferred stock                                        (12)                       (12)                     (12)
                                                               --------                   --------                 --------
NET EARNINGS APPLICABLE TO COMMON STOCK                        $ 33,088                   $ 22,320                 $ 17,425
                                                               ========                   ========                 ========

Average number of common and common
  equivalent shares outstanding                                  14,100                     14,049                   14,049
                                                               ========                   ========                 ========

Per share earnings before accounting changes                   $   2.35                   $   1.77                 $   1.42
Per share accounting changes                                          -                      (0.18)                   (0.18)
                                                               --------                   --------                 --------
NET EARNINGS PER COMMON SHARE                                  $   2.35                   $   1.59                 $   1.24
                                                               ========                   ========                 ========

Cash dividend per common share                                 $   0.49                   $   0.47                 $   0.47
                                                               ========                   ========                 ========

* See accompanying Footnote 9 in Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                   Thirteen                Three               Proforma Three *
                                                  Weeks Ended           Months Ended            Months Ended
                                                August 31, 1996        August 31, 1995         August 31, 1995
                                                ---------------        ---------------         ---------------
NET SALES                                           $318,100               $312,590                $309,063
                                                    --------               --------                --------
Costs and expenses:
  Cost of sales                                      215,642                213,261                 211,143
  Selling, administrative
    and other expenses                                75,469                 79,700                  79,924
  Interest expense                                     4,306                  5,118                   5,118
  (Gain) from sale of assets                         (16,568)                     -                       -
  Other (income) expense, net                          2,410                    160                     295
                                                    --------               --------                --------
                                                     281,259                298,239                 296,480
                                                    --------               --------                --------
Earnings before income taxes and
  minority interests                                  36,841                 14,351                  12,583
Income taxes                                         (14,887)                (5,711)                 (5,452)
Net earnings of consolidated subsidiaries
  applicable to minority interests                        61                    122                     201
                                                    --------               --------                --------
Net earnings                                          22,015                  8,762                   7,332
Dividends on preferred stock                              (4)                    (4)                     (4)
                                                    --------               --------                --------
NET EARNINGS APPLICABLE TO COMMON STOCK             $ 22,011               $  8,758                $  7,328
                                                    ========               ========                ========

Average number of common and common
  equivalent shares outstanding                       14,110                 14,064                  14,064
                                                    ========               ========                ========

NET EARNINGS PER COMMON SHARE                       $   1.56               $   0.62                $   0.52
                                                    ========               ========                ========

Cash dividend per common share                      $   0.16               $   0.16                $   0.16
                                                    ========               ========                ========

* See accompanying Footnote 9 in Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)


                                                             August 31, 1996         November 30, 1995
                                                             ---------------         -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $  8,857                  $  9,061
 Trade receivables                                                   188,025                   184,821
 Allowance for doubtful accounts                                      (6,710)                   (6,256)
 Inventories                                                         150,724                   159,024
 Other current assets                                                 43,243                    40,991
                                                             ---------------         -----------------
   Total current assets                                              384,139                   387,641

Property, plant and equipment, net of
 accumulated depreciation of $267,521
 in 1996 and $253,138 in 1995                                        374,802                   355,123
Other intangibles                                                     18,383                    16,761
Excess cost                                                           36,364                    38,310
Other assets                                                          33,956                    31,094
                                                             ---------------         -----------------
   Total assets                                                     $847,644                  $828,929
                                                             ===============         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                      $ 44,987                  $ 53,749
 Current installments of long-term debt                                9,761                     5,722
 Accounts payable                                                    109,667                   117,446
 Accrued expenses                                                     57,260                    59,504
 Income taxes payable                                                 17,501                     9,164
                                                             ---------------         -----------------
   Total current liabilities                                         239,176                   245,585

Long-term debt,
 excluding current installments                                      163,873                   166,459

Deferred income taxes, accrued pension
 cost, postretirement costs, other
 liabilities and minority interests                                  119,925                   117,471

Stockholders' equity:
 Preferred stock                                                         306                       306
 Common stock                                                         14,054                    14,007
 Additional paid-in capital                                           22,180                    20,771
 Retained earnings                                                   282,823                   256,489
 Foreign currency translation adjustment                               9,501                    11,319
 Unearned compensation                                                (4,194)                   (3,478)
                                                             ---------------         -----------------
   Total stockholders' equity                                        324,670                   299,414
   Total liabilities and                                     ---------------         -----------------
    stockholders' equity                                            $847,644                  $828,929
                                                             ===============         =================

See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                            Thirty-Nine               Nine Months
                                                                            Weeks Ended *                Ended
                                                                          August 31, 1996            August 31, 1995
                                                                        -------------------        -------------------
Cash flows from operating activities:
  Net earnings                                                                    $33,219                    $22,332
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                                  34,781                     30,776
    Pension costs                                                                  10,071                      7,681
    Gain from sale of assets                                                      (10,833)                         -
    Deferred income tax                                                             1,638                     (1,226)
    Accounting changes                                                                  -                      2,532
    Other items                                                                     3,879                      3,476
  Change in current assets and liabilities:
    Increase in accounts receivable                                               (12,249)                    (5,569)
    Decrease (increase) in inventory                                                8,074                     (8,242)
    Increase in prepaid assets                                                     (3,930)                    (5,060)
    (Decrease) in accounts payable                                                 (4,373)                      (725)
    Increase (decrease) in accrued expense                                          1,309                     (2,675)
    Increase in income taxes payable                                                1,074                        359
                                                                        -------------------        -------------------
      Net cash provided by operating activities                                   $62,660                    $43,659

Cash flows from investing activities:
  Purchased property, plant and equipment                                         (60,475)                   (57,247)
  Proceeds from sale of assets                                                     29,551                          -
  Purchased business, net of cash acquired                                         (7,625)                         -
                                                                        -------------------        -------------------
      Net cash used in investing activities                                       (38,549)                   (57,247)

Cash flows from financing activities:
  Increase in long-term debt                                                       52,848                     70,045
  Current installments and payments of long-term debt                             (56,470)                   (48,845)
  (Decrease) increase in notes payable                                             (7,093)                     3,360
  Dividends paid                                                                   (6,885)                    (6,501)
  Other                                                                            (6,527)                   (10,436)
                                                                        -------------------        -------------------
      Net cash (used) provided by financing activities                            (24,127)                     7,623

Effect of exchange rate changes on cash                                              (188)                       482
                                                                        -------------------        -------------------
Net change in cash and cash equivalents                                             ($204)                   ($5,483)
Cash and cash equivalents at beginning of year                                      9,061                      9,830
                                                                        -------------------        -------------------
Cash and cash equivalents at end of period                                         $8,857                     $4,347
                                                                        ===================        ===================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense (net of amount capitalized)                                  $19,399                    $12,242
    Income taxes                                                                   $7,598                    $19,355

Noncash investing and financing activities:
  Assets acquired by incurring notes payable/long-term debt                        $3,748                       $750

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

* Includes the thirty-nine weeks ended August 31, 1996 for all entities and the two month stub period for Non-U.S. entities. See footnote 9.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of August 31, 1996 and November 30, 1995, the results of its operations for the thirteen and thirty-nine week periods ended August 31, 1996 and the three and nine month periods ended August 31, 1995 and its cash flows for the thirty-nine week period ended August 31, 1996 and nine month period ended August 31, 1995. All adjustments were of a normal recurring nature.

2. The results of operations for the thirteen and thirty-nine week periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   The composition of inventories is presented below:


                            August 31, 1996   November 30, 1995
                            ---------------   -----------------
          Raw materials         $ 67,601            $ 78,180
          Finished goods          94,396              92,629
          LIFO reserve           (11,273)            (11,785)
                                --------             -------
                                $150,724            $159,024
                                ========            ========

4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. The aggregate contract value of instruments used to sell pound sterling in exchange for Dutch guilders was approximately $5,250. The contracts mature between October 20, 2000 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at August 31, 1996, are as follows:


                                          Carrying        Fair
                                           Amount        Value
                                          --------      --------
     Cash and short-term investments      $  8,857      $  8,857
     Notes payable                          44,987        44,987
     Long-term debt                        173,634       181,573

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

7. During the second quarter, the Company acquired a hot melt adhesives product line for industrial applications for $7,625. The acquisition includes product formulas, customer lists, technology and inventory. The Company has signed a long-term agreement to have these products toll produced.

8. During the second quarter, the Company sold assets for $1,726. During the third quarter, the Company sold two product lines for $27,825, including epoxy tooling slabs and the previously announced sale of Monarch's sanitation chemicals.

9. Effective December 1, 1995, in the first quarter of the Company's 1996 fiscal year, the Company's international subsidiaries that previously reported on a fiscal year ending September 30 changed their reporting period to a Company wide fiscal year ending on the Saturday closest to November 30. This change was made to reflect the results of operations and financial position of these subsidiaries on a more timely basis and to increase operating and planning efficiency. The results of operations of these subsidiaries for the period October 1 through November 30, 1995, net earnings of $118 or $0.01 per share, have been reflected as an adjustment to retained earnings. Sales for the period were $104,811 and cost of sales was $73,341. The Company also changed to thirteen-week quarters.

1995 Proforma (International subsidiaries results restated to November 30 fiscal year end)


                                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
                                           ----------  ---------  ---------  ---------
    Net sales                               $291,579    $321,381   $309,063   $326,789
    Gross profit                              91,068     101,811     97,920    100,072
    Operating earnings                        13,149      18,198     17,996     16,366
    Earnings before cumulative
     effect of accounting changes              4,617       8,020      7,332      8,226
    Cumulative effect of
     accounting changes                       (2,532)         --         --         --
 ------------------------------------------------------------------------------------------
      Net earnings                          $  2,085    $  8,020   $  7,332   $  8,226
 ------------------------------------------------------------------------------------------

    Earnings (loss) per common share:
     Earnings before cumulative
      effects of accounting changes         $   0.33    $   0.57   $   0.52   $   0.59
     Cumulative effect of accounting
      changes                               $  (0.18)         --         --         --
-------------------------------------------------------------------------------------------
     Net earnings                           $   0.15    $   0.57   $   0.52   $   0.59

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

Results of Operations
---------------------

Net sales for the third quarter of 1996 increased $5,510, or 1.8%, when compared to the same quarter in 1995. Net sales for the third quarter of 1996, on a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), increased $9,037, or 2.9%, when compared to 1995. Net sales for the first nine months of 1996 increased $11,220, or 1.2%, when compared to the first nine months of 1995. Net sales for the first nine months of 1996, on a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), increased $19,871, or 2.2%, when compared to 1995.

A comparison of sales increases by operating area is as follows:

                                                                         Quarter Ended
                                               Quarter Ended            August 31, 1996
                                                 August 31,          Proforma Quarter (Note 9)
           Operating Area                      1996 and 1995           Ended August 31, 1995
           --------------                      --------------        -------------------------

           North America                       $ 13,974      8%        $ 13,865         8%
           Latin America                          1,521      4%           1,577         4%
           Europe                                (8,897)   (12%)         (5,190)       (7%)
           Asia/Pacific                          (1,088)    (5%)         (1,215)       (6%)
                                                -------                 -------
              Total                            $  5,510      2%        $  9,037         3%
                                                =======                 =======


                                                                        Nine Months Ended
                                                Nine Months Ended        August 31, 1996
                                                  August 31,           Proforma Nine Months (Note 9)
           Operating Area                       1996 and 1995           Ended August 31, 1995
           --------------                      ------------------    -----------------------------

           North America                       $ 31,299      6%        $ 30,727         6%
           Latin America                         (2,389)    (2%)          2,491         2%
           Europe                               (16,878)    (8%)        (13,214)       (6%)
           Asia/Pacific                            (812)    (1%)           (133)        --
                                                -------                 -------
              Total                            $ 11,220      1%        $ 19,871         2%
                                                =======                 =======


In North America, the 8% third quarter sales increase was composed of 7 percentage points relating to increased volume and changes in product mix, 2 percentage points related to fourth quarter 1995 and second quarter 1996 acquisitions and a negative one percentage point impact from pricing. The Adhesives, Sealants and Coatings Group had a 9% increase in sales with 5 percentage points resulting from a late fourth quarter 1995 acquisition and a second quarter 1996 acquisition and the other 4 percentage points of growth occurring primarily in the packaging/converting market of the industrial adhesives group and in the woodworking, window and engineered systems markets of the structural adhesives group. Automotive sales were up slightly in the quarter compared to last year and nonwoven sales were down moderately. The Specialty Group produced a 10% increase in North American sales for the quarter adjusted for the sale of the Monarch Division. TEC Incorporated experienced a strong increase in sales with Linear Products Inc., Industrial Coatings Division and Foster Products Corporation showing a moderate increase. North American operating earnings grew at a rate of 43% increasing from $13,813 to $19,804. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), North American sales increased 8% and operating earnings grew at a rate of 46% increasing from $13,539 to $19,804.

For the first nine months of 1996, North American sales increased 6% and was composed of 4 percentage points resulting from increased volume and changes in product mix, 2 percentage points resulting from sales of businesses acquired late in the fourth quarter of 1995 and second quarter of 1996, net of the decreased sales resulting from the sale of the Monarch Division. The Adhesives, Sealants and Coatings Group had a 7% increase in 1996 sales, with 4 percentage points resulting from late fourth quarter 1995 and second quarter 1996 acquisitions and the other 3 percentage points of growth occurring primarily in the packaging/converting and polymer units of the industrial adhesives group and in engineered systems and window markets of the structural adhesives group. The Specialty Group had a 6% sales growth adjusted for the sale of the Monarch Division. Foster Corporation experienced a significant increase in sales compared to 1995. Industrial Coatings Division, Linear Products Incorporated, and TEC Incorporated all had moderate increases in sales. North American operating earnings grew at a rate of 34% from $30,434 in 1995 to $40,636 for the first nine months of 1996. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), North American sales increased 6% and operating earnings grew at a rate of 33% increasing from $30,514 to $40,636.

Latin American third quarter 1996 sales increased 4% from 1995. The increase in sales is composed of 2 percentage points relating to increased volume and changes in product mix and a 2 percentage point increase in pricing. Latin American operating earnings were up significantly when compared to 1995, from $2,606 in 1995 to $3,112 in 1996. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), Latin American third quarter 1996 sales were also up 4% compared to sales of 1995 and operating earnings increased substantially from $1,912 to $3,112. This improved operating earnings in 1996 was the result of cost reduction efforts in Latin America.

In Europe, the 12% third quarter 1996 sales decrease was composed of 5 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, one percentage point due to a decrease in pricing and a negative 6 percentage points due to a decrease in volume and changes in product mix. Operating earnings increased 26% from $3,581 in 1995 to $4,502 in 1996 as a result of cost reduction efforts and improved gross margins. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), European sales decreased 7% in 1996 compared to 1995 and operating earnings increased from $3,105 in 1995 to $4,502 in 1996.

Asia/Pacific sales were down 5% compared to the third quarter last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 9 percentage point decrease which was partially offset by a 3 percentage point increase resulting from increases in volume and change in product mix and one percentage point increase due to pricing. Operating earnings decreased slightly from ($371) in 1995 to ($429) in 1996. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), Asia/Pacific sales were down 6% in 1996 compared to 1995 and operating earnings improved from ($560) in 1995 to ($429) in 1996.

For the first nine months of 1996, Latin American sales decreased 2% from the same period in 1995 with 6 percentage points accounted for by decreased volume and changes in product mix, with a partial offset of 4 percentage points resulting from increased pricing. Operating earnings decreased substantially from $14,278 in 1995 to $9,922 in 1996 as a result of reduced volumes and a change in paint sales mix. European sales were down 8% from first nine months 1995 sales with the strengthening of the U.S. dollar causing a one percentage point decrease. The 7 percentage point decrease in local currency sales was comprised of 9 percentage points resulting from decreased volume and changes in product mix, primarily in Germany, and 2 percentage points in increased pricing. Operating earnings decreased from $12,529 in 1995 to $4,696 in 1996. Asia/Pacific sales decreased 1% with a 4 percentage point decrease resulting from a strengthened U.S. dollar. A 6 percentage point increase resulting from volume and changes in product mix was partially offset by a 3 percentage point decrease in pricing. Continued expansion activities in Asia/Pacific and the economic slowdown in Japan caused operating earnings to decrease from ($538) in 1995 to ($1,163) in 1996.

On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), Latin American first nine months 1996 sales were up 2% from 1995 and operating earnings decreased from $10,548 to $9,922. In Europe sales were down 6% compared to 1995 and operating earnings decreased from $9,695 in 1995 to $4,696 in 1996. In Asia/Pacific sales approximated 1995 sales and operating income improved from ($1,414) in 1995 to ($1,163) in 1996.

Cost of sales for the third quarter increased 1.1% ($2,381) over the same quarter in 1995. Consolidated gross margins, as a percent of sales, increased from 31.8% in 1995 to 32.2% in 1996. In the third quarters of 1995 and 1996, respectively, cost of goods sold was favorably impacted by reversals of $1,470 and $1,540 of first and second quarter profit-sharing accruals due to lower projected annual earnings. Excluding the impact of these reversals, consolidated gross margins as a percent of sales, would have improved from 31.3% in 1995 to 31.7% in 1996. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), cost of sales for the third quarter increased 2.1% ($4,499) from the same period in 1995. Proforma consolidated gross margins in 1995, as a percent of sales, were 31.7% and 31.2% excluding the impact of profit-sharing reversals. The consolidated improvement in gross margins occurred as a result of improved gross margins, as a percent of sales, in North America and Europe.

Year-to-date, cost of sales increased 1.9% ($11,911) when compared to the same period in 1995. Consolidated gross margins, as a percent of sales, decreased from 31.9% in 1995 to 31.4% in 1996 with lower volume and product mix in Europe and Latin America in the first six months of 1996 being the primary reasons for this decrease in gross margin percent. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), cost of sales for the first nine months increased 2.4% ($14,885) over the same period in 1995. Proforma consolidated gross margins, as a percent of sales, decreased from 31.5% in 1995 to 31.4% in 1996.

Selling, administrative, and other expenses for the quarter decreased 5.3% ($4,231) when compared to the prior year. This category of expense, as a percent of sales, decreased from 25.5% in 1995 to 23.7% in 1996. In the third quarters of 1995 and 1996, respectively, this category of expense was favorably impacted by $1,796 and $3,172 reversals of first and second quarter profit-sharing accruals due to lower annual projected earnings. Excluding these reversals, the expense, as a percent of sales, would have been 26.1% in 1995 and 24.7% in 1996. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), selling, administrative, and other expenses for the quarter decreased 5.6% ($4,455) from the same period in 1995 and as a percent of sales decreased from 25.9% in 1995 to 23.7% in 1996.

Selling, administrative, and other expenses for the first nine months were up 0.8% ($1,921) when compared to the prior year. This category of expense, as a percent of sales, decreased from 25.8% in 1995 to 25.7% in 1996. Adjusting for a $2,790 restructuring charge in the second quarter, the expense was down 0.4% ($869) and the percent of sales for 1996 would be 25.4%. The overall low sales volumes for the first six months of 1996 impacted the ability of the Company to further leverage operating expenses. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), selling, administrative, and other expenses for the first nine months were up 0.1% ($238) over the same period in 1995 and, as a percent of sales, decreased from 26.2% in 1995 to 25.7% in 1996. Adjusting for the restructuring charge in the second quarter, the expense decreased 1.1% ($2,552) and, as a percent of sales, improved from 26.2% in 1995 to 25.4% in 1996.

Year-to-date interest expense increased 6.0% ($828) primarily as a result of increased borrowing to finance the increased capital spending.

In 1996 the Company had year-to-date (pre-tax) income of $17,803 from the sale of assets. This income resulted from gains on the sale of property in Munich, Germany in the second quarter of 1996 and gains from the sale of two product lines in the third quarter of 1996.

Net earnings increased from $22,332 in the first nine months of 1995 to $33,100 in the first nine months of 1996. Earnings before the cumulative effect of the accounting change in 1995 were $24,864. On a proforma basis (See Note 9 to Consolidated Condensed Financial Statements), 1995 earnings before the cumulative effect of the accounting change were $19,969.

Liquidity and Capital Resources
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at August 31, 1996 and November 30, 1995 (September 30, 1995 for international subsidiaries) and August 31, 1995 and November 30, 1994.

During the first nine months of 1996, the Company generated $62,660 of cash from operations as compared to $43,659 in the first nine months of 1995. The increased generation of cash was primarily the result of a $11,817 decrease in cash required to fund working capital in 1996 and a $4,005 increase in depreciation and amortization compared to 1995.

Working capital was $144,963 at August 31, 1996 compared to $142,056 at November 30, 1995. The current ratio at August 31, 1996 was 1.6 equaling the ratio at November 30, 1995. The number of days sales in trade accounts receivable was 51 days at August 31, 1996 compared to 52 days sales at August 31, 1995. The average days sales in inventory on hand was at 62 days at August 31, 1996 compared to 69 days sales at August 31, 1995.

The Company's long-term debt to total capitalization ratio was 33.5% at August 31, 1996 compared to 35.7% at November 30, 1995. Long-term debt decreased primarily due to sale of assets which generated $29,551 in cash in the nine months of 1996.

Capital expenditures for property, plant and equipment of $60,475 in first nine months of 1996 were primarily for continued construction of the research and development facility in Minnesota, construction of an adhesives plant in the Philippines, the investment in information technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases(Decreases)
                            (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:

                                                        Comparison of Thirty-Nine                 Comparison of Thirty-Nine
                                                         Weeks Ended August 31,                  Weeks Ended August 31, 1996
                                                         1996 and Three Months                    and Proforma Three Months
                                                         Ended August 31, 1995                     Ended August 31, 1995 **
                                                       ---------------------------             ------------------------------
Net sales                                                  $11,220         1.2%                  $19,871                2.2%

Cost of sales                                               11,911         1.9%                   14,885                2.4%

Selling, administrative and other expenses                   1,921         0.8%                      238                0.1%

Interest expense                                               828         6.0%                      828                6.0%

Gain from sale of assets                                    17,803         *                      17,803                *

Other income (expense), net                                   (611)      -43.7%                      (14)              -0.7%
Earnings before income taxes and                       ------------                            -----------
  minority interests                                       $13,752        33.0%                  $21,709               64.5%

Income taxes                                                (5,806)      -35.1%                   (8,576)             -62.2%

Net earnings of consolidated subsidiaries
  applicable to minority interests                             290         *                          (2)              -1.9%
                                                       ------------                            -----------

Earnings before accounting changes                          $8,236        33.1%                  $13,131               65.8%

Accounting changes                                           2,532         *                       2,532                *
                                                       ------------                            -----------
Net earnings                                               $10,768         *                     $15,663               89.8%
                                                       ============                            ===========

                                                        Comparison of Thirteen                     Comparison of Thirteen
                                                        Weeks Ended August 31,                  Weeks Ended August 31, 1996
                                                        1996 and Three Months                    and Proforma Three Months
                                                        Ended August 31, 1995                     Ended August 31, 1995 **
                                                       ---------------------------             ------------------------------
Net sales                                                   $5,510         1.8%                   $9,037                2.9%

Cost of sales                                                2,381         1.1%                    4,499                2.1%

Selling, administrative and other expenses                  (4,231)       -5.3%                   (4,455)              -5.6%

Interest expense                                              (812)      -15.9%                     (812)             -15.9%

Gain from sale of assets                                    16,568         *                      16,568                *

Other income (expense), net                                 (2,250)        *                      (2,115)               *
Earnings before income taxes and                       ------------                            -----------
  minority interests                                       $22,490         *                     $24,258                *

Income taxes                                                (9,176)        *                      (9,435)               *

Net earnings of consolidated subsidiaries
  applicable to minority interests                             (61)      -50.0%                     (140)             -69.7%
                                                       ------------                            -----------
Net earnings                                               $13,253         *                     $14,683                *
                                                       ============                            ===========

* Change of 100% or more.
** See footnote 9.

PART II   OTHER INFORMATION

Item 1.
Legal Proceedings.
-----------------

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

Following is an update on one previously reported Site.

Gloucester Environmental Management Services, Inc., Gloucester Township,
------------------------------------------------------------------------
New Jersey.
-----------

The Company had previously received notice from the EPA that it may be a PRP at this Site, and the New Jersey EPA served the Company with a complaint that named Paisley Products, Inc., from which the Company acquired certain assets, as a PRP. In addition, the Company may have liability at this Site as the result of a class action filed by residents near the Site. The Company recently contributed $82,079.42 as its portion of the allocation for the time period that the Company operated the acquired Paisley Products facility for past obligations to the EPA and the New Jersey EPA, as well as any expected cost of future remediation. Accordingly, the Company has no further liability to any regulatory agencies as a result of remedial activities at this Site. The Company believes that any potential liability associated with the action brought by residents near the landfill will be minimal, and will not materially affect its business or financial condition.

Other Legal Proceeding
----------------------

As previously reported, on January 4, 1996, Ruth Linares Polanco filed a wrongful death action against the Company and two Central American subsidiaries in Federal District Court for the District of Minnesota. The plaintiff subsequently amended the complaint, dropping the two subsidiaries as defendants. The plaintiff alleged that her brother abused a solvent-based adhesive manufactured by the Company by inhaling fumes from the adhesive, and that the Company was substantially responsible for his death. The Company filed a motion to dismiss the lawsuit on a number of legal grounds, including forum nonconveniens. The Company also filed an answer to the plaintiff's complaint denying all liability. On September 23, 1996, a United States District Court judge dismissed the lawsuit against the Company on the basis of lack of diversity and forum nonconveniens.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

     27  Financial Data

(b)  Reports on Form 8-K

     During the fiscal quarter ended August 31, 1996, the Company filed one report on Form 8-K, which report was dated July 18, 1996. This Form 8-K (reporting on Item 5 "Other Events") disclosed (i) the adoption of the Shareholder Rights Plan ("Rights Plan") by the Board of Directors of the Company on July 18, 1996, (ii) the execution of an exchange agreement between the Company and the holder of the outstanding Series A preferred stock of the Company, and (iii) the authorization of a new Series B preferred stock which would be exchanged for the Series A stock on the "Distribution Date" as defined in the Rights Plan.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              H. B. Fuller Company



    Dated:  October 14, 1996                  /s/ Jorge Walter Bolanos
                                              ------------------------
                                              Jorge Walter Bolanos
                                              Senior Vice President,
                                              Treasurer and
                                              Chief Financial Officer



    Dated:  October 14, 1996                  /s/ David J. Maki
                                              -----------------------
                                              David J. Maki
                                              Vice President
                                              and Controller