Form 10-K
period 1996-11-30
FULLER H B CO
filed 1997-02-28
CIK 39368

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
November 30, 1996                                  Commission File No.  0-3488


                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
         1200 Willow Lake Boulevard, Vadnais Heights, Minnesota 55110
                          Telephone - (612) 415-5900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock (par value of $1.00 per share)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

As of January 31, 1997, 14,087,166 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant on that date was approximately $651,278,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference from the H. B. Fuller Company 1996 Annual Report to Stockholders.

Part III incorporates information by reference from the Registrant's Proxy Statement dated March 5, 1997.

--------------------------------------------------------------------------------

                             H. B. FULLER COMPANY
                         1996 Form 10-K Annual Report
                               Table of Contents

                                                                          Page
                                                                          ----
                                    PART I
                                    ------

Item 1.    Business                                                            3

Item 2.    Properties                                                          6

Item 3.    Legal Proceedings                                                   7

Item 4.    Submission of Matters to a Vote of Security Holders                 9


           Executive Officers of the Registrant                               10

                                    PART II
                                    -------

Item 5.    Market for the Registrant's Common Stock and
             Related Stockholder Matters                                      11

Item 6.    Selected Financial Data                                            11

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

Item 8.    Financial Statements and Supplementary Data                        11

Item 9.    Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              11

                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant                 11


Item 11.   Executive Compensation                                             11

Item 12.   Security Ownership of Certain Beneficial Owners and Management     11


Item 13.   Certain Relationships and Related Transactions                     11

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    12


           Signatures                                                         15

                                    PART I
Item 1.

Business
--------

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products. The Company currently employs approximately 5,900 people and has sales operations in 42 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 88 percent of 1996 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

H.B. Fuller also is a quality producer and supplier of powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; specialty waxes in European markets, as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications in the U.S.

Segment Information
-------------------

For financial information relating to major geographic areas of H. B. Fuller, see Note 14, "Business Segment Information", on page 35 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.

Line of Business and Classes of Similar Products
------------------------------------------------

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, specialty waxes and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

   Class of Product                                       Sales
                                           -------------------------------------
                                            1996          1995             1994
                                           ------        ------           ------

   Adhesives, sealants and coatings            88%           87%             86%
   Paints                                       7             7               7
   Other                                        5             6               7
                                           ------        ------           -----
                                              100%          100%            100%
                                           ======        ======           =====

Non-U.S. Operations
-------------------

Wherever feasible, H. B. Fuller's practice has been to establish manufacturing units outside of the United States to service the local markets. The principal markets, products and methods of distribution in the non-U.S. business vary with the country or business practices of the country. The products sold include not only those developed by the local manufacturing plants but also those developed within the United States and elsewhere in the world.

The Company's operations overseas face varying degrees of economic and political risk. At year-end 1996, the Company had plants in 31 countries outside the United States and satellite sales offices in another ten countries and license agreements used to maintain a worldwide manufacturing network. In the opinion of management, there are several countries where the Company has operating facilities which have political risks higher than in the United States. Where possible, the Company insures its physical assets against damage from civil unrest.

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

In Latin America, the Company experiences substantial competition in marketing its printing inks and industrial adhesives. In Central America, it is a major factor in the industrial adhesives market and, along with several other large paint manufacturing firms, in the residential paint market. In Europe, the Company is a large manufacturer of adhesives and specialty waxes and competes in certain areas of this market with several large companies.

The principal competitive factors in the sale of adhesives, paints, coatings and sealants are product performance, customer and technical service, quality, and price.

Customers
---------

Of the Company's $1,275,716,000 total sales to unaffiliated customers in 1996, $733,683,000 was sold through North American operations. The Company's largest customer accounts for less than 5% of consolidated sales.

Backlog
-------

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 30, 1996, 1995 or 1994.

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

Patents, Trademarks and Licenses
--------------------------------

Much of the technology used in the manufacturing of adhesives, coatings and other specialty chemicals is in the public domain. To the extent that it is not, the Company relies on trade secrets and patents to protect its know-how. The Company has agreements with many of its employees for the purpose of protecting the Company's rights to technology and intellectual property. The Company also routinely obtains confidentiality commitments from customers, suppliers and others to safeguard its proprietary information. Company trademarks such as HB Fuller(R), Kativo(R), Protecto(R) and Rakoll(R) are of continuing importance in marketing its products.

Research and Development
------------------------

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1996, 1995 and 1994 aggregated $25,823,000, $26,541,000, and $23,624,000, respectively.

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

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two fiscal years are estimated to be approximately $12.0 million. The effects of compliance with environmental laws and regulations are not expected to be material to the Company's consolidated capital expenditures, earnings, or competitive position. See additional disclosure under Item 3, Legal Proceedings.

Employees
---------

H. B. Fuller Company and consolidated subsidiaries employed approximately 5,900 persons on November 30, 1996, of which approximately 2,200 persons were employed in the United States.

Item 2.

Properties
----------

The principal manufacturing plants and other properties are located in 32 countries:
                                U.S. Locations
                                --------------
California                                  Michigan
   Chatsworth                                   Grand Rapids
   Los Angeles (1 owned, 1 leased)              Warren (1 owned, 1 leased)
   Roseville                                Minnesota
Florida                                         Minneapolis and St. Paul
   Gainesville                                  (7 owned, 1 leased)
   Pompano Beach                            New Jersey - Edison
Georgia                                         (1 owned, 1 leased)
   Conyers*                                 North Carolina - Greensboro
   Covington                                Ohio
   Forest Park                                  Cincinnati*
   Tucker                                       Dayton
Illinois                                    Tennessee - Memphis*
   Palatine                                 Texas
   Tinley Park                                  Dallas
Indiana - Elkhart                               Fort Worth
Kansas - Kansas City                            Houston
Kentucky - Paducah                          Washington - Vancouver
Massachusetts - Wilmington

*Leased properties

                                    Other Locations
                                    ---------------
Argentina - Buenos Aires                     Honduras
Australia                                       San Pedro Sula (2 owned)
   Melbourne                                    Tegucigalpa
   Sydney*                                   Italy - Borgolavezzaro
Austria - Wels                               Japan - Hamamatsu
Brazil - Sao Paulo                           Mexico - Mexico City*
Canada                                       Netherlands - Amerongen
   St. Andre est                             New Zealand - Auckland (2 owned)
   Montreal                                  Nicaragua - Managua
   Toronto                                   People's Republic of
Chile - Santiago                                China - Guangzhou*
Colombia - Itagui*                           Peru - Lima
Costa Rica - San Jose (5 owned)              Philippines - Manila*
Dominican Republic - Santo Domingo           Puerto Rico - Bayamon
Ecuador - Guayaquil (2 owned)                Republic of Panama - Panama City
El Salvador - San Salvador                   Spain - Alicante
Federal Republic of Germany                  Switzerland - Basel*
   Luneburg                                  Taiwan - Taipei
   Nienburg*                                 United Kingdom
France - Le Trait                               Birmingham*
Guatemala - Guatemala City                      Derbyshire*
                                             Venezuela - Caracas

*Leased properties

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,540,000 square feet, including 201,000 square feet of leased space. In addition, the Company has approximately 2,009,000 square feet of warehouse, including 409,000 square feet of leased space. Offices and other facilities total 1,906,000 square feet, including 353,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

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

Following is a list of Sites where the Company has or may have more than a de
                                                                           --
minimis share of liability for remedial investigation and/or remediation costs
-------
or which are too new to make an assessment. The expected or anticipated costs for these Sites are included in the current reserves of the Company.

        Helen Kramer, Mantua, New Jersey. The Company is named as a third-party
        --------------------------------
defendant by both the EPA and the New Jersey EPA for remediation at this Federal Superfund Site. Currently, the Company is participating in an allocation process for third-party generators. An outside waste accountant has found no evidence of any of the Company's waste at the Site. Negotiations for a settlement proposal between third-party defendants and the EPA continue. Because the waste accountant has found no evidence that any Company waste was disposed of at the Site, the Company does not believe that any liability allocated to it will materially affect its business or financial condition.

        Wauconda Sand & Gravel, Wauconda, Illinois. The Company and other PRPs
        ------------------------------------------
signed a consent decree with the EPA that provides for payment of remedial work at this Site. The Company has paid assessments of approximately $440,000. The Company believes that any future costs will be minimal, and will not materially affect its business or financial condition.

        Bay Drums, Tampa, Florida. The Company has been identified as a PRP at
        -------------------------
this Site. The Company has joined a PRP Group which has retained an outside waste accountant for allocating cleanup costs amongst the PRPs. The Company is allocated 175 drums or .673% of the Group's total. Based on this allocation, the Company's estimated share is approximately $47,188. While the allocation may change due to the ability or willingness of additional PRPs to share in the cleanup costs, the Company believes that its final cost will be minimal, and will not materially affect its business or financial condition.

        Seaboard Chemical, Jamestown, North Carolina.  In September of 1991, the
        --------------------------------------------
Company's Pompano Beach, Florida and Covington, Georgia facilities were identified as having contributed 40,590 pounds of waste to the Site. The Company joined a PRP and de minimis Group and signed the Consent Order and the
                         -- -------
Buy-Out Agreement for the Phase I remediation. The North Carolina Department of Natural Resources asserts that additional response costs are necessary to complete the remediation of the Site. The Company believes that any future costs will be minimal, and will not materially affect its business or financial condition.

        Solvents Recovery Services, Southington, Connecticut. The Company has
        ----------------------------------------------------
been named a PRP (ranked 325 out of 885) as a result of allegedly generating 12,240 gallons of hazardous waste disposed of through Solvents Recovery Service. The Company at issue was acquired from the Terrell Corp. in July, 1986. The EPA offered a de minimis settlement to PRPs who have been allocated less than 10,000
          -- -------
gallons at the Site. The Company accepted the de minimis settlement and paid
                                              -- -------
$61,635.89 for a full and final settlement of this Site. The EPA subsequently rejected the Company as a de minimis party. The Company has requested the EPA to
                          -- -------
clarify its status, and objected to the EPA's determination that the Company is not a de minimis party. Although the Company's allocation may change due to the
      -- -------
ability or willingness of additional PRPs to share in the cleanup costs, the Company believes that its future costs will be minimal, and will not materially affect its business or financial condition.

        Sunrise, Wayland, Michigan. The Company has received a notice of demand
        --------------------------
for payment and response activities from the Michigan Department of Natural Resources ("DNR") requesting that the Company participate in the cleanup of the Sunrise Landfill. At this time, the DNR has estimated that clean-up may cost in excess of $17 million. The Company has joined a PRP Group, which has submitted a good faith proposal to the DNR for a Remedial Investigation and Feasibility Study, the cost of which is expected to range from $337,000 to

$471,000. In addition, the State has incurred $3,744,744 in response costs to date. The Company has paid $30,000 for a remedial investigation. It is expected that numerous additional PRPs will be located to participate in these costs, as well as final remediation. Because of the participation of other financially viable PRPs, it is the Company's opinion that its future costs will not materially affect its business or financial condition.

        Waste Oil Tank Service, Houston, Texas.  The Texas Water Commission
        --------------------------------------
("Commission") notified the Company that it is a PRP at the Waste Oil Tank Service Site. The Site was used as a waste oil and collection facility from 1975 to 1984, and has been included on the State's Superfund registry. Although the Site is relatively small, approximately 1/2 acre, it has a high priority for cleanup by the Commission because its investigation has shown hydrocarbon and heavy metal contamination in the soil and surface water. The Commission's investigation indicated that on one occasion in April of 1982, one of the Company's facilities arranged for 2,600 gallons of hazardous waste to be disposed of at the Site. The Company has joined a PRP Group which has submitted a good faith proposal to the Commission for a Remedial Investigation and Feasibility Study, the cost of which may range from $105,000 to $236,000. Because of the participation of numerous other financially viable PRPs, it is the Company's opinion that its allocation at this Site will not materially affect its business or financial condition.

        Schnitzer Iron & Metal, St. Paul, Minnesota. The Company recently
        -------------------------------------------
received a Request for Information from the Minnesota Pollution Control Agency with respect to the Company's use of this Site. Records indicate that the Company disposed of a small amount of material at this Site on two occasions in the early-1980's. Because of the Company's limited use of this Site, it is the Company's opinion that any future costs at this Site will be minimal, and will not materially affect its business or financial condition.

        ArChem Company, Houston, Texas. The Company has received notice from the
        ------------------------------
Texas Water Commission that it is a PRP concerning remediation of the ArChem property in Houston, Texas. The Company acquired the property in June of 1976, and in 1978, the property was sold. The Commission's focus is on the companies that sent chemicals to the Site pursuant to tolling agreements or otherwise had specialty products manufactured by ArChem. The materials at issue were not generated by or attributable to the Company. Because of an indemnification agreement with a financially able indemnitor, and because the materials at issue were not generated by the Company, it is the Company's opinion that this Site will not have a material affect on the Company's business or financial condition.

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

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company as of November 30, 1996, their ages and current offices are set forth below:


Name                         Age     Position                      Period Served
----                         ---     --------                      -------------
Anthony L. Andersen          60      Chair, Board of               Since 1992
                                     Directors
                                     Director                      Since 1966

Walter Kissling              65      President                     Since 1992
                                     Chief Executive Officer       Since 1995
                                     Director                      Since 1968

Jorge Walter Bolanos         52      Chief Financial Officer       Since 1992
                                     and Treasurer
                                     Senior Vice President         Since 1995

Lars T. Carlson              58      Senior Vice President -       Since 1996
                                     Administration

John T. Ray, Jr.             59      Senior Vice President -       Since 1984
                                     North American
                                     Adhesives, Sealants and
                                     Coatings Group

Jerald L. Scott              55      Senior Vice President -       Since 1996
                                     Operations

Richard C. Baker             44      Vice President                Since 1993
                                     Corporate Secretary           Since 1995
                                     General Counsel               Since 1990

Sarah R. Coffin              44      Vice President                Since 1994

Hermann Lagally              55      Group President, Europe       Since 1996

Antonio Lobo                 53      Vice President                Since 1989

Alan R. Longstreet           50      Vice President                Since 1986

David J. Maki                55      Vice President                Since 1990
                                     Controller                    Since 1987

Rolf Schubert                58      Vice President                Since 1982
                                     Director                      Since 1972

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

                                    PART II

Information for Items 5 through 8 of this report appear in the 1996 H.B. Fuller Company Annual Report to Stockholders as indicated on the following table and are incorporated by reference to this Report:


                                                 Annual Report to Stockholders
                   Item                                      Page
                   ----                                 --------------

Item 5. Market for Registrant's Common Stock
--------------------------------------------
        and Related Stockholder Matters
        -------------------------------
              Trading Market                                  40
              High and Low Market Value                       40
              Dividend Payments                               40
              Dividend Restrictions (Note 13)                 33
              Holders of Common Stock                         41

Item 6. Selected Financial Data
-------------------------------
              1969 - 1996 in Review and
               Selected Financial Data                     38-39

Item 7. Management's Discussion and Analysis of
-----------------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------
              Management's Analysis of Results of
               Operations and Financial Condition          17-21

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
              Consolidated Financial Statements            22-35
              Quarterly Data (Unaudited)(Note 15)             36

Item 9. Changes in and Disagreements with Accountants
-----------------------------------------------------
        on Accounting and Financial Disclosure
        --------------------------------------
              None

                                   PART III

Items 10, 11, 12 and 13.

Directors and Executive Officers of the Registrant; Executive Compensation;
---------------------------------------------------------------------------
Security Ownership of Certain Beneficial Owners and Management; and Certain
---------------------------------------------------------------------------
Relationships and Related Transactions
--------------------------------------

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

                                                                              Reference
                                                                      -------------------------
                                                                    Form 10-K       Annual Report
                                                                  Annual Report    to Stockholders
                                                                       Page              Page
                                                                    ----------        ----------
(a)(1.) Index to Consolidated Financial Statements
         Incorporated by Reference to the 1996 Annual
         Report to Stockholders of H. B. Fuller Company:

                   Consolidated Statements of Earnings for the
                    Three Years Ended November 30, 1996                                   22

                   Consolidated Balance Sheets as of
                    November 30, 1996 and 1995                                            23

                   Consolidated Statements of Stockholders' Equity
                    for the Three Years Ended November 30, 1996                           24

                   Consolidated Statements of Cash Flows
                    for the Three Years Ended November 30, 1996                           25

                   Notes to Consolidated Financial Statements                          26-36

                   Report of Independent Accountants                                      37

(a)(2.) Index to Consolidated Financial Statement
         Schedules for the Three Years Ended November 30, 1996:

                   Auditors' Report on Financial Statement Schedules    16

                   Schedule II       Valuation and Qualifying Accounts  17

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

3(b) By-Laws of H.B. Fuller Company - incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1995.

4(a) Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as an exhibit the form of Right Certificate, incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, dated July 24, 1996.

4(b) Restated Articles of Incorporation referring to rights of security holders, Articles III, VII - incorporated by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

4(c) Specimen Stock Certificate - incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1995.

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

*10(g) Form of Employment Agreement signed by executive officers and certain other employees - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990.

        --------

*10(h) Pension Plan Agreement with Dr. Hermann Lagally signed February 5, 1980 (English translation).

*10(i) Managing Director Agreement with Dr. Hermann Lagally signed December 1, 1995.

*10(j) H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(k) Deferred Compensation Agreement with Walter Kissling - incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(l) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(m) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock, incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

*10(n)     1996 Performance Unit Plan.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

11         Statement re:  Computation of Net Earnings Per Common Share

13         Pages 17-43 of the 1996 Annual Report to Shareholders.

21         Subsidiaries of the Registrant

23         Consent of Price Waterhouse LLP

24         Manually signed Powers of Attorney

27         Financial Data Schedule

(b)        Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1996.

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       H. B. FULLER COMPANY

Dated:  February 25, 1997      By/s/  Walter Kissling
                                 --------------------------------
                                       WALTER KISSLING
                                       President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Title
---------                                    -----


/s/ Walter Kissling                    President and
---------------------------            Chief Executive Officer and Director
WALTER KISSLING                        (Principal Executive Officer)



/s/ Jorge Walter Bolanos               Senior Vice President,
---------------------------            Chief Financial Officer and Treasurer
JORGE WALTER BOLANOS                   (Principal Financial Officer)



/s/ David J. Maki                      Vice President and Controller
---------------------------            (Principal Accounting Officer)
DAVID J. MAKI



*ANTHONY L. ANDERSEN        Chair, Board of Directors and Director
*NORBERT R. BERG            Director
*EDWARD L. BRONSTIEN, JR.   Director
*ROBERT J. CARLSON          Director
*FREEMAN A. FORD            Director
*GAIL D. FOSLER             Director
*REATHA CLARK KING          Director
*JOHN J. MAURIEL, JR.       Director
*LEE R. MITAU               Director
*ROLF SCHUBERT              Vice President and Director
*LORNE C. WEBSTER           Director


By: /s/ Richard C. Baker          Dated:  February 25, 1997
---------------------------
        RICHARD C. BAKER
        Attorney in Fact

*Power of Attorney filed with this report as Exhibit 24 hereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

To the Board of Directors
 of H.B. Fuller Company

Our audits of the consolidated financial statements referred to in our report dated January 10, 1997 appearing in the 1996 Annual Report to Stockholders of H.B. Fuller Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






Price Waterhouse LLP
Minneapolis, Minnesota
January 10, 1997

                                                                     Schedule II
                                                                     -----------

               H.B. Fuller Company and Consolidated Subsidiaries
                       Valuation and Qualifying Accounts
                 Years Ended November 30, 1996, 1995, and 1994
                            (Dollars in thousands)

                                          Allowance for doubtful receivables
                                      ------------------------------------------
                                        1996             1995             1994
                                      --------         --------         --------
Balance at beginning of period        $ 6,256          $ 6,221          $ 5,519

Additions(deductions):

  Charged to costs and expenses         2,745            1,954            1,391

  Accounts charged off during year     (1,897)          (2,073)          (1,091)

  Accounts of acquired businesses           -                -              288

  Effect of currency exchange rate
  changes on beginning of year
  balance                                 (61)             154              114
                                      --------         --------         --------

Balance at end of period              $ 7,043          $ 6,256          $ 6,221
                                      ========         ========         ========