Form 10-Q
period 1997-03-01
FULLER H B CO
filed 1997-04-14
CIK 39368

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 1, 1997


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
                1200 Willow Lake Boulevard, P.O. Box 64683,
                        St. Paul, Minnesota 55164-0683
                          Telephone - (612) 415-5900


                         Common Stock, $1.00 par value
                         14,094,900 shares outstanding
                             as of March 31, 1997


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X   No____
                                    ----

                             H. B. FULLER COMPANY
                         FIRST QUARTER 1997 Form 10-Q
                               Quarterly Report


                               Table of Contents



                        PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Thirteen weeks ended
          March 1, 1997 and March 2, 1996

      Consolidated Condensed Balance Sheets -
        March 1, 1997 and  November 30, 1996

      Consolidated Condensed Statements of
        Cash Flows - Thirteen weeks ended
          March 1, 1997 and period ended March 2, 1996

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



                          PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)



                                                      THIRTEEN WEEKS ENDED
                                                --------------------------------
                                                MARCH 1, 1997      MARCH 2, 1996
                                                -------------      -------------
NET SALES                                          $304,091             $303,571
                                                   --------             --------
Costs and expenses:
  Cost of sales                                     209,363              211,510
  Selling, administrative
    and other expenses                               79,395               82,034
  Interest expense                                    4,980                5,256
  Other (income) expense, net                           480                  290
                                                   --------             --------
                                                    294,218              299,090
                                                   --------             --------
Earnings before income taxes and
  minority interests                                  9,873                4,481
Income taxes                                         (4,028)              (1,788)
Net earnings of consolidated subsidiaries
  applicable to minority interests                      (24)                 (23)
                                                   --------             --------
Net earnings                                          5,821                2,670
Dividends on preferred stock                             (4)                  (4)
                                                   --------             --------
NET EARNINGS APPLICABLE TO COMMON STOCK            $  5,817             $  2,666
                                                   ========             ========
Average number of common and common
  equivalent shares outstanding                      14,190               14,088
                                                   ========             ========
NET EARNINGS PER COMMON SHARE                         $0.41                $0.19
                                                   ========             ========
Cash dividend per common share                        $0.17                $0.16
                                                   ========             ========

* See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)



                                                MARCH 1, 1997  NOVEMBER 30, 1996
                                                -------------  -----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $  2,847        $  3,515
 Trade receivables                                  195,986         199,786
 Allowance for doubtful accounts                     (6,723)         (7,043)
 Inventories                                        150,961         151,212
 Other current assets                                43,239          40,728
                                                   --------        --------
   TOTAL CURRENT ASSETS                             386,310         388,198

Property, plant and equipment, net of
 accumulated depreciation of $273,543
  in 1997 and $272,991 in 1996                      386,873         391,201
Other intangibles                                    14,768          15,383
Excess cost                                          34,981          36,036
Other assets                                         38,234          38,457
                                                   --------        --------
   TOTAL ASSETS                                    $861,166        $869,275
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                                       48,854          47,920
 Current installments of long-term debt              10,498          11,141
 Accounts payable                                   108,499         118,181
 Accrued expenses                                    52,225          61,210
 Income taxes payable                                12,034           8,129
                                                   --------        --------
   TOTAL CURRENT LIABILITIES                        232,110         246,581

Long-term debt,
 excluding current installments                     183,349         172,779

Deferred income taxes, accrued pension
 cost, postretirement costs, other
 liabilities and minority interests                 111,517         115,175

STOCKHOLDERS' EQUITY:
 Preferred stock                                        306             306
 Common stock                                        14,090          14,066
 Additional paid-in capital                          23,116          22,493
 Retained earnings                                  296,312         292,828
 Foreign currency translation adjustment              4,278           9,097
 Unearned compensation                               (3,912)         (4,050)
                                                   --------        --------
   TOTAL STOCKHOLDERS' EQUITY                       334,190         334,740
                                                   --------        --------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $861,166        $869,275
                                                   ========        ========



See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                (In Thousands)



                                                                 Thirteen Weeks
                                                                     Ended       Period Ended *
                                                                 March 1, 1997   March 2, 1996
                                                                ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                       $  5,821        $  2,789
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                      11,203          14,437
   Pension costs                                                       2,764           2,998
   Deferred income tax                                                  (624)          1,248
   Other items                                                        (1,473)          3,571
 Change in current assets and liabilities:
   Accounts receivable                                                  (685)         (6,833)
   Inventory                                                          (3,067)          6,091
   Prepaid assets                                                     (5,101)         (2,616)
   Accounts payable                                                   (4,825)         (8,126)
   Accrued expense                                                    (4,330)         (9,216)
   Income taxes payable                                                1,420          (2,606)
                                                                    --------        --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,103           1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchased property, plant and equipment                             (12,395)        (22,161)
                                                                     --------        --------
    NET CASH USED IN INVESTING ACTIVITIES                            (12,395)        (22,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in long-term debt                                           16,977          26,359
 Current installments and payments of long-term debt                  (4,715)        (13,544)
 Notes payable                                                         1,722          12,289
 Dividends paid                                                       (2,328)         (2,245)
 Other                                                                  (916)           (654)
                                                                    --------        --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                         10,740          22,205

Effect of exchange rate changes on cash                                 (116)           (197)
                                                                    --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (668)          1,584
Cash and cash equivalents at beginning of year                         3,515           9,061
                                                                    --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,847        $ 10,645
                                                                    ========        ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest expense (net of amount capitalized)                     $  7,689        $  5,748
   Income taxes                                                     $  3,182        $  1,094

Noncash investing and financing activities:
  Assets acquired by incurring long-term debt                       $      -        $  3,765


For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

* Includes the thirteen weeks ended March 1, 1996 for all entities and the two month stub period for Non-U.S. entities.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)


1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of March 1, 1997 and November 30, 1996, the results of its operations for the thirteen weeks ended March 1, 1997 and March 2, 1996 and its cash flows for the thirteen weeks ended March 1, 1997 and March 2, 1996. All adjustments were of a normal recurring nature.

2. The results of operations for the thirteen week period ended March 1, 1997 are not necessarily indicative of the results to be expected for the full year.

3.    The composition of inventories is presented below:



                          March 1, 1997       November 30, 1996
                          -------------       -----------------


          Raw materials      $ 68,952             $ 67,562
          Finished goods       93,130               94,642
          LIFO reserve        (11,121)             (10,992)
                             --------             --------
                             $150,961             $151,212
                             ========             ========

4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At March 1, 1997, the aggregate contract value of instruments used to sell 4,823 pound sterling and $4,569 to buy foreign currency (primarily 22,112 Dutch guilders) was $12,101. The contracts mature between April 28, 1997 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at March 1, 1997, are as follows:


                                         Carrying    Fair
                                          Amount    Value
                                         --------  --------

      Cash and short-term investments    $  2,847  $  2,847
      Notes payable                        48,854    48,854
      Long-term debt                      193,847   201,423

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

   Results of Operations

   Net sales for the first quarter of 1997 increased $520 or 0.2% when compared to the same quarter in 1996. Adjusting the 1996 sales for the $7,283 sales of Monarch Division, which was divested in third quarter 1996, sales increased $7,803, or 2.6%.

   A comparison of sales increases by operating area is as follows:


                                        Thirteen Weeks Ended
                                          March 1, 1997 And
      Operating Area                        March 2, 1996
      ---------------                    -------------------

      North America                       $ 5,137       3%
      Latin America                           300       1%
      Europe                               (4,926)     (7%)
      Asia/Pacific                              9      --
                                          -------

         Total                            $   520      --
                                          =======


   In North America, the 3% first quarter sales increase was composed of 5 percentage points relating to increased volume and changes in product mix, 3 percentage points resulting from a second quarter 1996 acquisition, a negative 4 percentage points from the third quarter 1996 divestiture of Monarch Division, and a negative one percentage point from pricing. The Adhesives, Sealants and Coatings Group had a 7% increase in sales with 4% resulting from a second quarter 1996 acquisition. The growth occurred primarily in the paper/converting and graphic arts markets of the industrial adhesives group and in the engineered systems and window markets of the structural adhesives group. A slow down in car production caused a decrease in automotive sales compared to the prior period and a similar slowdown in
   key sectors had a negative impact on our polymer sales.   In the Specialty
   Group, sales increased 9%, excluding the impact of the Monarch Division divestiture. The primary growth in sales occurred in Industrial Coatings Division and TEC Incorporated where significant growth occurred. Foster Products sales were down substantially due to delays in export customer projects. North American operating earnings grew at a rate of 44% increasing from $5,547 to $8,001.

   Latin American first quarter 1997 sales increased 1% from 1996. The increase in sales is composed of 2 percentage points relating to increased volume and changes in product mix partially offset by a 1 percentage point decrease in pricing. Latin American operating earnings increased 23% when compared to 1996, increasing from $4,164 to $5,120. Stable raw material costs and tight cost controls were the primary causes for the improved earnings.

   In Europe, the 7% first quarter 1997 sales decrease was composed of 7 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, a negative 5 percentage points due to pricing, and a positive 5 percentage points due to increased volume and changes in product mix. Operating earnings increased from $731 in first quarter 1996 to $2,343 in 1997. Increased sales volumes, stable raw materials and tight cost controls produced the increase in earnings.

   Asia/Pacific sales approximated the sales of the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 4 percentage point decrease. A positive 6 percentage point increase due to increased volume and changes in product mix was partially offset by a
   negative 2 percentage points in pricing.   Operating earnings improved from
   ($415) in 1996 to ($131) in 1997.

   Cost of sales for the first quarter decreased 1.0% ($2,147) over the same quarter in 1996. Consolidated gross margins, as a percent of sales, increased from 30.33% in 1996 to 31.15% in 1997. Gross margins, as a percent of sales, increased in all geographic operating areas. Excluding Monarch Division, which was divested in the third quarter of 1996, 1996 gross margin, as a percent of sales, would have been 30.05%. Stable to reduced raw materials costs compared to first quarter 1996, improved volumes, and cost control measures were the reason for the improved gross margins. Some suppliers, early in the second quarter of 1997, have announced price increases of certain raw materials. The Company has already announced price increases in North America effective April 30, 1997, and is planning to increase prices in the rest of the world.

   Selling, administrative, and other expenses for the quarter were down 3.2% ($2,639) when compared to the prior year. This category of expense, as a
   percent of sales, improved from 27.0% in 1996 to 26.1% in 1997.   This
   expense, as a percent of sales, decreases from 27.0% to 26.6% for first quarter 1996, when Monarch Division results are excluded. Cost control measures implemented in 1996 and carried into 1997 is the primary reason for the improvement in this category of expense.

   Income taxes for the first quarter of 1997 increased $2,240 (125.3%) when compared to the first quarter of 1996 primarily as a result of increased earnings. The 1996 effective tax rate increased from 39.9% in the first quarter to 40.8% for the year. The first quarter of 1997 reflects the 40.8% annual effective tax rate of 1996.

   Net earnings increased from $2,670 in the first quarter of 1996 to $5,821 in the first quarter of 1997.

   Liquidity and Capital Resources

   The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at March 1, 1997 and November 30, 1996 and March 2, 1996 and November 30, 1995.

   During the first quarter of 1997, the Company generated $1,103 of cash to finance operations as compared to $1,737 in the first quarter of 1996.

   Working capital was $154,200 at March 1, 1997 compared to $141,617 at November 30, 1996. The current ratio at March 1, 1997 was 1.7 compared to a ratio of 1.6 at November 30, 1996. The number of days sales in trade accounts receivable was 56 days at March 1, 1997 compared to 54 days sales at March 2, 1996. The average days sales in inventory on hand was at 65 days compared to 68 days sales at March 2, 1996. The primary reason for the reduction in accrued expenses is the payment of year-end 1996 salary accruals in the first quarter of 1997. The primary reason for the decrease in accounts payable was the decrease in inventories.

   The Company's long-term debt to total capitalization ratio was 35.4% at March 1, 1997 compared to 34.0% at November 30, 1996.

   Capital expenditures for property, plant and equipment of $12,395 in first quarter 1997 were primarily for continued construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases(Decreases)
                            (Dollars in Thousands)

    A summary of the period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:


                                                             Comparison of Thirteen
                                                             Weeks Ended March 1, 1997
                                                                and March 2, 1996
                                                            --------------------------

NET SALES                                                          $   520    0.2%

Cost of sales                                                        2,147    1.0%

Selling, administrative and other expenses                           2,639    3.2%

Interest expense                                                       276    5.3%

Other income (expense), net                                           (190) (65.5%)
                                                                   -------
Earnings before income taxes and
  minority interests                                               $ 5,392      *

Income taxes                                                        (2,240)     *

Net earnings of consolidated subsidiaries
  applicable to minority interests                                      (1)  (4.3%)
                                                                   -------
NET EARNINGS                                                       $ 3,531      *
                                                                   =======

*  Change of 100% or more.

                          PART II.  OTHER INFORMATION

   Item 6.

   Exhibits and reports on Form 8-K

   (a)  Exhibits to Part I

        27   Financial Data Schedule

        99    Report on Form 11-K of H.B. Fuller Company Thrift Plan

   (b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended March 1, 1997.


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. B. Fuller Company



   Dated:  April 14, 1997              /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer



   Dated:  April 14, 1997              /S/ David J. Maki
                                       -----------------------
                                       David J. Maki
                                       Vice President
                                       and Controller