Form 10-Q
period 1997-05-31
FULLER H B CO
filed 1997-07-15
CIK 39368

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MAY 31, 1997


                          Commission File No. 0-3488



                             H. B. FULLER COMPANY
                            A Minnesota Corporation
                  IRS Employer Identification No. 41-0268370
                1200 Willow Lake Boulevard, P.O. Box 64683, St.
                          Paul, Minnesota 55164-0683
                          Telephone - (612) 415-5900


                         Common Stock, $1.00 par value
                         14,097,206 shares outstanding
                              as of June 26, 1997


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes X    No
                                    ----    ----

-------------------------------------------------------------------------------

                             H. B. FULLER COMPANY
                         SECOND QUARTER 1997 Form 10-Q
                               Quarterly Report


                               Table of Contents



                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Thirteen and Twenty-six weeks ended
        May 31, 1997 and June 1,  1996

      Consolidated Condensed Balance Sheets -
        May 31, 1997 and  November 30, 1996

      Consolidated Condensed Statements of
        Cash Flows - Twenty-six weeks ended May 31, 1997
        and  six months ended June 1, 1996

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

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)



                                                   Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                               -----------------------------         -----------------------------
                                               May 31, 1997     June 1, 1996         May 31, 1997     June 1, 1996
                                               ------------     ------------         ------------     ------------
Net Sales                                         $328,872         $320,223             $632,963         $623,794
                                               ------------     ------------         ------------     ------------
Costs and expenses:
 Cost of sales                                     223,400          218,957              432,762          430,467
 Selling, administrative
  and other expenses                                83,209           84,191              162,604          166,225
Interest expense                                     4,919            4,958                9,899           10,215
Other (Income) expense, net                           (821)          (1,924)                (340)          (1,635)
                                               ------------     ------------         ------------     ------------
                                                   310,707          306,182              604,925          605,272
                                               ------------     ------------         ------------     ------------

Earnings before Income taxes and
 minority interests                                 18,165           14,041               28,038           18,522
Income taxes                                        (7,411)          (5,692)             (11,439)          (7,480)
Net earnings of consolidated subsidiaries
 applicable to minority interests                      102               66                   78               43
Earnings from equity investments                       255                -                  255                -
                                               ------------     ------------         ------------     ------------
Net earnings                                        11,111            8,415               16,932           11,085
Dividends on preferred stock                            (4)              (4)                  (8)              (8)
                                               ------------     ------------         ------------     ------------
Net earnings applicable to common stock            $11,107           $8,411              $16,924          $11,077
                                               ============     ============         ============     ============

Average number of common and common
 equivalent shares outstanding                      14,204           14,093               14,194           14,094
                                               ============     ============         ============     ============
Net earnings per common share                        $0.78            $0.60                $1.19            $0.79
                                               ============     ============         ============     ============
Cash dividend per common share                       $0.19            $0.17                $0.35            $0.33
                                               ============     ============         ============     ============

* See Accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)

                                            May 31, 1997   November 30, 1996
                                            ------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                       $3,271              $3,515
  Trade receivables                              205,508             199,786
  Allowance for doubtful accounts                 (6,784)             (7,043)
  Inventories                                    155,167             151,212
  Other current assets                            50,388              40,728
                                            ------------   -----------------
    Total current assets                         407,550             388,198

Property, plant and equipment, net of
  accumulated depreciation of $289,182
    in 1997 and $272,991 in 1996                 392,096             391,201
Equity investments                                26,728              19,128
Deposits and miscellaneous assets                  6,965               6,298
Other long-term assets                            16,769              13,031
Other intangibles                                 14,768              15,383
Excess cost                                       35,038              36,036
                                            ------------   -----------------
    Total assets                                $899,914            $869,275
                                            ============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $48,387             $47,920
  Current installments of long-term debt          11,095              11,141
  Accounts payable                               112,356             118,181
  Accrued expenses                                62,794              61,210
  Income taxes payable                             9,791               8,129
                                            ------------   -----------------
    Total current liabilities                    244,423             246,581

Long-term debt,
  excluding current installments                 186,649             172,779
Accrued pension cost                              88,458              89,735
Deferred income taxes, postretirement
  costs, other liabilities                        20,785              22,685

Minority interest                                 16,610               2,755

Stockholders' equity:
  Preferred stock                                    306                 306
  Common stock                                    14,096              14,066
  Additional paid-in capital                      23,292              22,493
  Retained earnings                              304,820             292,828
  Foreign currency translation adjustment          4,051               9,097
  Unearned compensation                           (3,576)             (4,050)
                                            ------------   -----------------
    Total stockholders' equity                   342,989             334,740

    Total liabilities and                   ------------   -----------------
      stockholders' equity                      $899,914            $869,275
                                            ============   =================


See accompanying Notes to Consolidated Condensed Financial Statements.

                                      -4-

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                               Twenty-Six Weeks
                                                                    Ended              Period Ended*
                                                                 May 31, 1997           June 1, 1996
                                                               ----------------        -------------
Cash flows from operating activities:
 Net earnings                                                           $16,932              $11,085
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                          22,502               26,507
  Pension costs                                                           5,266                7,361
  Deferred income tax                                                    (4,249)               1,641
  Gain on sale of assets                                                 (1,525)              (1,658)
  Other items                                                             1,028                1,599
 Change in current assets and liabilities:
  Accounts receivable                                                    (8,318)             (16,125)
  Inventory                                                              (4,614)              12,601
  Prepaid assets                                                         (7,127)              (3,496)
  Accounts payable                                                         (792)              (2,137)
  Accrued expense                                                         3,492                5,896
  Income taxes payable                                                   (1,295)              (1,810)
                                                               ----------------        -------------
   Net cash provided by operating activities                             21,300               41,464

Cash flows from investing activities:
 Purchased property, plant and equipment                                (25,682)             (40,568)
 Purchased business, net of cash acquired                                (7,618)              (8,200)
 Proceeds from sale of assets                                             6,411                1,726
                                                               ----------------        -------------
   Net cash used in investing activities                                (26,889)             (47,042)

Cash flows from financing activities:
 Increase in long-term debt                                              22,195               34,157
 Current installments and payments of long-term debt                     (7,089)             (14,539)
 Notes payable                                                            3,125                1,001
 Dividends paid                                                          (4,940)              (4,562)
 Other                                                                   (7,781)              (2,539)
                                                               ----------------        -------------
   Net cash provided by financing activities                              5,510               13,518

Effect of exchange rate changes on cash                                    (165)                (316)
                                                               ----------------        -------------
Net change in cash and cash equivalents                                    (244)               7,624
Cash and cash equivalents at beginning of year                            3,515                9,061
                                                               ----------------        -------------
Cash and cash equivalents at end of period                               $3,271              $16,685
                                                               ================        =============

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest expense (net of amount capitalized)                          $10,639             $14,627
  Income taxes                                                          $12,766              $5,714
Noncash investing and financing activities:
  Assets acquired by incurring long-term debt                                $0              $3,765

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

*Includes the twenty-six weeks ended June 1, 1996 for all entities and the two month stub period for Non-U.S. entities.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of May 31, 1997 and November 30, 1996, the results of its operations for the twenty-six weeks ended May 31, 1997 and June 1, 1996 and its cash flows for the twenty-six weeks ended May 31, 1997 and June 1, 1996. All adjustments were of a normal recurring nature.

2. The results of operations for the twenty-six week period ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.   The composition of inventories is presented below:

                            May 31, 1997   November 30, 1996
                            -------------  ------------------

          Raw materials         $ 72,308            $ 67,562
          Finished goods          94,087              94,642
          LIFO reserve           (11,228)            (10,992)
                                --------            --------

                                $155,167            $151,212
                                ========            ========

4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At May 31, 1997, the aggregate contract value of instruments used to sell 4,823 pound sterling and $4,543 to buy foreign currency (primarily 22,112 Dutch guilders) and to sell foreign currency (primarily 4,000 Canadian dollars, 2,026 deutsche marks and 100,000 yen) was $16,484. The contracts mature between June 7, 1997 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at May 31, 1997, are as follows:


                                    Carrying    Fair
                                     Amount    Value
                                    --------  --------
 Cash and short-term investments    $  3,271  $  3,271
 Notes payable                        48,387    48,387
 Long-term debt                      197,744   204,436


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

7. The Company and EMS-Chemie Holding AG combined their automotive adhesives, sealants and coatings businesses into an equity-based joint venture called EFTEC. See footnotes 8 and 9 for the ownership percentages.

8. The Company acquired 30% of the European and 38% of the Asia/Pacific EFTEC automotive business for $7,618 cash.

9. The Company sold 30% of its North American and 38% of the Latin American EFTEC automotive business and sold its construction product line in Europe for $16,405 cash and assets resulting in a pretax gain of $2,581.

10. Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

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


Results of Operations
---------------------

Net sales for the second quarter of 1997 increased $8,649, or 2.7%, when compared to the same quarter in 1996. Adjusting the 1996 sales for the $7,240 sales of Monarch Division, which was divested in third quarter 1996, sales increased $15,889, or 5.1%. Net sales for the first half of 1997, increased $9,169, or 1.5%, when compared to the first half of 1996. Adjusting the 1996 sales for the $14,523 sales of Monarch Division, sales for the half year increased $23,692, or 3.9%.

A comparison of sales increases by operating area is as follows:


                              Quarter Ended              Half Year Ended
                               May 31, 1997                May 31, 1997
Operating Area                 June 1, 1996                June 1, 1996
--------------                 ------------                ------------

North America                    $10,274       5%            $15,119       4%
Latin America                        832       2%              1,132       1%
Europe                            (5,254)     (8%)            (9,888)     (7%)
Asia/Pacific                       2,797      13%              2,806       7%
                                 -------                     -------
Total                            $ 8,649       3%            $ 9,169       1%
                                 =======                     =======


In North America, the 5% second quarter sales increase was composed of 6 percentage points relating to increased volume and changes in product mix and 3 percentage points resulting from a second quarter 1996 acquisition and a second quarter 1997 joint venture, and a negative 4 percentage points from the third quarter 1996 divestiture of Monarch Division. The Adhesives, Sealants and Coatings Group had a 7% increase in sales with 3% resulting from a second quarter 1996 acquisition. The growth occurred primarily in the paper/converting and graphic arts markets of the industrial adhesives group and in the engineered systems market of the structural adhesives group. A slow down in key sectors
had a negative impact on our polymer sales.   The EFTEC (Automotive) Group, our
new joint venture, had a 13% increase in sales, a result of adding the sales of our new joint venture partner. Excluding the impact of the joint venture, a slowdown in car production caused a decrease in automotive sales compared to the prior period. In the Specialty Group, sales increased 13%, excluding the impact of the Monarch Division divestiture. The primary growth in sales occurred in the Industrial Coatings Division, TEC Incorporated, and Linear Products Incorporated, where significant growth occurred. North American operating earnings grew at a rate of 8% increasing from $14,759 to $15,996.

For the first half of 1997, North American sales increased 4% and was composed of 5 percentage points resulting from increased volume and changes in product mix, 3 percentage points resulting from sales of a business acquired late in the second quarter of 1996 and a second quarter 1997 joint venture, and a negative 4 percentage points resulting from the divestiture of the Monarch Division. The Adhesives, Sealants and Coatings Group had an 8% increase in 1997 sales, with 4 percentage points resulting from a second quarter 1996 acquisition and the other 4 percentage points of growth occurring primarily in the paper/converting and graphic arts units of the industrial adhesives group and in engineered systems market of the structural adhesives group. The EFTEC (Automotive) Group, our new joint venture, had a 2% increase in sales, with a 7 percentage point increase resulting from adding the sales of our new joint venture partner. Excluding the impact of the joint venture, a slowdown in car production caused a decrease in automotive sales compared to the prior period. The Specialty Group, excluding the impact of the sale of Monarch Division, had an 11% sales growth with the primary growth occurring in the Industrial Coatings Division and TEC Incorporated. North American operating earnings grew at a rate of 19% from $20,229 in 1996 to $24,011 for the first half of 1997.

Latin American second quarter 1997 sales increased 2% from 1996. The increase in sales is composed of 3 percentage points relating to increased volume and changes in product mix partially offset by a 1 percentage point decrease in pricing. Latin American operating earnings increased 4% when compared to 1996, increasing from $2,778 to $2,900.

In Europe, the 8% second quarter 1997 sales decrease was composed of 9 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, a negative 4 percentage points due to pricing, a negative 3 percentage points due to the sale of the construction business, and a positive 8 percentage points due to increased volume and changes in product mix. Operating earnings increased from ($171) in second quarter 1996 to $3,337 in 1997. Increased sales volumes, stable raw materials, tight cost controls and a one-time 1996 charge of $2,800 produced the increase in earnings.

Asia/Pacific sales increased 13% from the sales of the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 6 percentage point decrease. A positive 20 percentage point increase due to increased volume and changes in product mix was partially offset by a negative 1
percentage point in pricing.   Operating earnings improved from ($291) in 1996
to $30 in 1997.

For the first half of 1997, Latin American sales increased 1% over the same period in 1996 with 2 percentage points accounted for by increased volume and changes in product mix, and 1 percentage point resulting from decreased pricing. Operating earnings increased from $6,932 in 1996 to $8,021 in 1997. European sales were down 7% from first half 1996 sales with the strengthening of the U.S. dollar causing 8 percentage points of the decrease.

The 1 percentage point increase in local currency sales was comprised of 7 percentage points resulting from increased volume and changes in product mix, a negative one percentage point decrease resulting from the sale of the construction business, and 5 percentage points in decreased pricing. Operating earnings increased from $570 in 1996 to $5,666 in 1997. Asia/Pacific sales increased 7% with a 5 percentage point decrease resulting from a strengthened U.S. dollar. A 14 percentage point increase resulting from volume and changes in product mix was partially offset by a 2 percentage point decrease in pricing. Operating earnings increased from ($629) in 1996 to ($101) in 1997.

Cost of sales for the second quarter increased 2.0% ($4,443) over the same quarter in 1996. Consolidated gross margins, as a percent of sales, increased from 31.6% in 1996 to 32.1% in 1997. Gross margins, as a percent of sales, increased in all geographic operating areas except Asia/Pacific. Excluding Monarch Division, which was divested in the third quarter of 1996, 1996 gross margin, as a percent of sales, would have been 31.1%. Generally stable to reduced raw material costs compared to second quarter 1996, increased pricing to cover raw material increases in specific areas where increases occurred, improved volumes, and cost control measures were the reason for the improved gross margins.

Year-to-date, cost of sales was up 0.5% ($2,295) when compared to the same period in 1996. Consolidated gross margins, as a percent of sales, increased from 31.0% in 1996 to 31.6% in 1997. Excluding Monarch Division, which was divested in the third quarter of 1996, 1996 gross margin, as a percent of sales, would have been 30.6%.

Selling, administrative, and other expenses for the quarter were down 1.2% ($982) when compared to the prior year. This category of expense, as a percent
of sales, improved from 26.3% in 1996 to 25.3% in 1997.   Note that the second
quarter 1996 expense, as a percent of sales, decreases from 26.3% to 25.4% when a one-time $2,800 charge is excluded from 1996.

Selling, administrative, and other expenses for the first half were down 2.2% ($3,621) when compared to the prior year. This category of expense, as a percent of sales, decreased from 26.6% in 1996 to 25.7% in 1997. Adjusting for the one-time $2,800 charge in the first half of 1996 the expense was down 0.5% ($821) and the percent of sales for 1996 would be 26.2%.

Year-to-date other (expense)/income, net decreased from an income of $1,635 in 1996 to income of $340 in 1997. The income in 1996 was primarily the result of a gain on the sale of property in Munich, Germany and income generated from the sale of equity investments in the United States. The income in 1997 was primarily the result of gains from the sale of the construction business in Germany and from the Automotive joint venture in North America. These gains were partially offset by expenses incurred in the pursuit of a major acquisition opportunity which was not successful.

Income taxes for the first half of 1997 increased $3,959 (52.9%) when compared to the first half of 1996, primarily as a result of increased earnings. The effective tax rate increased from 40.4% in the first half of 1996 to 40.8% for the first half of 1997. The tax rate for the first half of 1997 reflects the 40.8% annual effective tax rate of 1996.

Net earnings increased from $11,085 in the first half of 1996 to $16,932 in the first half of 1997.

Liquidity and Capital Resources
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at May 31, 1997 and November 30, 1996 and June 1, 1996 and November 30, 1995.

During the first half of 1997, the Company generated $21,300 of cash to finance operations as compared to $41,464 in the first half of 1996. The decreased generation of cash was primarily the result of $25,892 increase in cash required to fund working capital and other non-cash expenses in the first half of 1997 compared to the same period in 1996.

Working capital was $163,127 at May 31, 1997 compared to $141,617 at November 30, 1996. The current ratio at May 31, 1997 was 1.7 compared to a ratio of 1.6 at November 30, 1996. The number of days sales in trade accounts receivable was 54 days at May 31, 1997 compared to 53 days sales at June 1, 1996. The average day sales in inventory on hand was 61 days compared to 62 days sales at June 1, 1996. Trade accounts payable decreased from 47 days at year-end 1996 to 45 days at May 31, 1997.

The Company's long-term debt to total capitalization ratio was 35.2% at May 31, 1997 compared to 34.0% at November 30, 1996.

Capital expenditures for property, plant and equipment of $25,682 in the first half of 1997 were primarily for continued construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                             Increases (Decreases)
                            (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the
       Consolidated Condensed Statements of Earnings is presented below:
[CAPTION]

                                             Comparison of Thirteen       Comparison of Twenty-Six
                                            Weeks Ended May 31, 1997      Weeks Ended May 31, 1997
                                                and June 1, 1996              and June 1, 1996
                                            ------------------------      ------------------------
Net Sales                                        $8,649         2.7%           $9,169         1.5%

Cost of sales                                    (4,443)       -2.0%           (2,295)       -0.5%

Selling, administrative and other expenses          982         1.2%            3,621         2.2%

Interest expense                                     39         0.8%              316         3.1%

Other income (expense), net                      (1,103)      -57.3%           (1,295)      -79.2%
                                            -----------                   -----------
Earnings before income taxes and
  minority interests                             $4,124        29.4%           $9,516        51.4%

Income taxes                                     (1,719)      -30.2%           (3,959)      -52.9%

Net earnings of consolidated subsidiaries
  applicable to minority interests                   36        54.5%               35        81.4%

Earnings from equity investments                    255          *                255          *
                                            -----------                   -----------

Net earnings                                     $2,696        32.0%           $5,847        52.7%
                                            ===========                   ===========

* Change of 100% or more.

                                     -12-

Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

The Company held its Annual Meeting of Shareholders on April 17, 1997. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 17,759,476 common and preferred share votes ("Votes") were entitled to be cast at the meeting. At such meeting, each of management's four nominees for director in Class I were elected for a three year term (until the Company's 2000 Annual Meeting), and until the directors' respective successors are duly elected and qualified;

                               Combined Common &   Combined Common &
                               Preferred Share     Preferred Share
     Director Name             Votes in Favor      Votes Withheld
     -------------             --------------      --------------

     Robert J. Carlson         15,734,822          867,552
     Gail D. Fosler            15,726,981          875,393
     Reatha Clark King         15,723,094          879,280
     Rolf Schubert             15,696,630          905,744

A proposal to ratify the appointment of Price Waterhouse as independent auditors for the Company for the fiscal year ending November 29, 1997 was approved by 16,450,143 Votes cast in favor, 107,328 Votes cast against, and 44,903 Votes abstaining. There were no broker non-votes with respect to the ratification of the appointment of Price Waterhouse as auditors.

In addition, a stockholder proposal requesting the Board of Directors to make available to requesting shareholders within six months of the annual meeting a report addressing the Company's involvement in the tobacco industry was defeated by 12,886,915 Votes against the stockholder proposal, 1,463,672 Votes in favor of the stockholder proposal and 1,007,788 Votes abstaining. There were 1,243,999 broker non-votes with respect to the stockholder proposal.

Item 6.

Exhibits and reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

     27  Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended May 31, 1997.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. B. Fuller Company



Dated:  July 14, 1997                  /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer



Dated:  July 14, 1997                  /S/ David J. Maki
                                       -----------------------
                                       David J. Maki
                                       Vice President
                                       and Controller