Form 10-Q
period 1997-08-30
FULLER H B CO
filed 1997-10-14
CIK 39368

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                                  FORM 10-Q



                              QUARTERLY REPORT


      Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED AUGUST 30, 1997


                         Commission File No. 0-3488



                            H. B. FULLER COMPANY
                           A Minnesota Corporation
                 IRS Employer Identification No. 41-0268370
 1200 Willow Lake Boulevard, P.O. Box 64683, St. Paul, Minnesota 55164-0683
                         Telephone - (612) 415-5900


                        Common Stock, $1.00 par value
                        13,838,773 shares outstanding
                          as of September 30, 1997


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

                            H. B. FULLER COMPANY
                        THIRD QUARTER 1997 Form 10-Q
                              Quarterly Report


                              Table of Contents



                       PART I.  FINANCIAL INFORMATION
                       ------------------------------


     Item 1.  Financial Statements:

      Consolidated Condensed Statements of
        Earnings - Thirty-nine weeks ended
        August 30, 1997 and August 31,  1996

      Consolidated Condensed Balance Sheets -
        August 30, 1997 and  November 30, 1996

      Consolidated Condensed Statements of
        Cash Flows - Thirty-nine weeks ended
        August 30, 1997 and  August 31, 1996

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

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

              H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statements of Earnings
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)


                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                       ---------------------------------   ----------------------------------
                                       August 30, 1997   August 31, 1996   August 30, 1997    August 31, 1996
                                       ---------------   ---------------   ---------------    ---------------
Net sales                                   $323,460         $318,100          $956,423           $941,894
                                       ---------------   ---------------   ---------------    ---------------
Costs and expenses:
  Cost of sales                              220,700          215,642           653,462            646,109
  Selling, administrative
    and other expenses                        80,814           75,469           243,419            241,694
  Interest expense                             4,856            4,306            14,755             14,521
  (Gain) from sale of assets                  (1,094)         (16,568)           (2,619)           (17,803)
  Other (income) expense, net                    850            2,410             2,034              2,010
                                       ---------------   ---------------   ---------------    ---------------
                                             306,126          281,259           911,051            886,531
                                       ---------------   ---------------   ---------------    ---------------
Earnings before income taxes and
  minority interests                          17,334           36,841            45,372             55,363
Income taxes                                  (7,072)         (14,887)          (18,511)           (22,367)
Net earnings of consolidated subsidiaries
  applicable to minority interests               407               61               485                104
Earnings from equity investments                  94                -               349                  -
                                       ---------------   ---------------   ---------------    ---------------
Net earnings                                  10,763           22,015            27,695             33,100
Dividends on preferred stock                      (4)              (4)              (12)               (12)
                                       ---------------   ---------------   ---------------    ---------------
Net earnings applicable to common stock     $ 10,759         $ 22,011          $ 27,683           $ 33,088
                                       ===============   ===============   ===============    ===============
Average number of common and common
  equivalent shares outstanding               14,068           14,110            14,152             14,100
                                       ===============   ===============   ===============    ===============

Net earnings per common share                  $0.77            $1.56             $1.96              $2.35
                                       ===============   ===============   ===============    ===============

Cash dividend per common share                 $0.19            $0.16             $0.54              $0.49
                                       ===============   ===============   ===============    ===============

* See accompanying Notes to Consolidated Condensed Financial Statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                                (In Thousands)

                                            August 30, 1997   November 30, 1996
                                            ---------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  4,283          $  3,515
  Trade receivables                               198,520           199,786
  Allowance for doubtful accounts                  (6,412)           (7,043)
  Inventories                                     156,539           151,212
  Other current assets                             58,013            40,728
                                            ---------------   -----------------
      Total current assets                        410,943           388,198

Property, plant and equipment, net of
  accumulated depreciation of $293,851
   in 1997 and $272,991 in 1996                   392,350           391,201
Equity investments                                 29,660            19,128
Deposits and miscellaneous assets                   7,266             6,298
Other long-term assets                             19,085            13,031
Other intangibles                                  14,133            15,383
Excess cost                                        33,555            36,036
                                            ---------------   -----------------
      Total assets                               $906,992          $869,275
                                            ===============   =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 53,122          $ 47,920
  Current installments of long-term debt           10,558            11,141
  Accounts payable                                113,520           118,181
  Accrued expenses                                 63,184            61,210
  Income taxes payable                             11,101             8,129
                                            ---------------   -----------------
      Total current liabilities                   251,485           246,581

Long-term debt,
  excluding current installments                  200,618           172,779
Accrued pension cost                               86,038            89,735
Deferred income taxes, postretirement
  costs, and other liabilities                     18,415            22,685

Minority interest                                  15,543             2,755

Stockholders' equity:
  Preferred stock                                     306               306
  Common stock                                     13,840            14,066
  Additional paid-in capital                       24,951            22,493
  Retained earnings                               298,294           292,828
  Foreign currency translation adjustment           3,023             9,097
  Unearned compensation                            (5,521)           (4,050)
                                            ---------------   -----------------
      Total stockholders' equity                  334,893           334,740
                                            ---------------   -----------------
      Total liabilities and
        stockholders' equity                     $906,992          $869,275
                                            ===============   =================

See accompanying Notes to Consolidated Condensed Financial Statements.

              H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
               Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)
                               (In Thousands)


                                                 Thirty-Nine Weeks   Thirty-Nine Weeks
                                                        Ended             Ended *
                                                  August 30, 1997     August 31, 1996
                                                  ----------------   -----------------
   Cash flows from operating activities:
    Net earnings                                        $ 27,695           $ 33,100
    Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                       34,112             34,781
      Pension costs                                        7,994             10,071
      Deferred income tax                                 (9,373)             1,638
      Gain on sale of assets                              (2,619)           (10,833)
      Other items                                            795              3,998
   Change in current assets and liabilities:
      Accounts receivable                                 (7,397)           (12,249)
      Inventory                                           (8,129)             8,074
      Prepaid assets                                      (6,680)            (3,930)
      Accounts payable                                       (29)            (4,373)
      Accrued expense                                      7,319              1,309
      Income taxes payable                                  (505)             1,074
                                                  ----------------   -----------------
       Net cash provided by operating activities          43,183             62,660

   Cash flows from investing activities:
    Purchased property, plant and equipment              (41,292)           (60,475)
    Purchased business, net of cash acquired              (7,618)            (7,625)
    Proceeds from sale of assets                           6,411             29,551
                                                  ----------------   -----------------
       Net cash used in investing activities             (42,499)           (38,549)

   Cash flows from financing activities:
    Increase in long-term debt                            40,748             52,848
    Current installments and payments of long-term debt   (8,746)           (56,470)
    Notes payable                                          7,811             (7,093)
    Repurchase common stock                              (15,524)                 -
    Dividends paid                                        (7,504)            (6,885)
    Other                                                (16,424)            (6,527)
                                                  ----------------   -----------------
       Net cash provided (used) by financing
        activities                                           361            (24,127)

   Effect of exchange rate changes on cash                  (277)              (188)
                                                  ----------------   -----------------
   Net change in cash and cash equivalents                   768               (204)
   Cash and cash equivalents at beginning of year          3,515              9,061
                                                  ----------------   -----------------
   Cash and cash equivalents at end of period           $  4,283           $  8,857
                                                  ================   =================

   Supplemental disclosures of cash flow
    information:
    Cash paid during the year for:
      Interest expense (net of amount capitalized)      $ 17,708           $ 19,399
      Income taxes                                      $ 21,127           $  7,598
   Noncash investing and financing activities:
      Assets acquired by incurring long-term debt       $      0           $  3,748


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

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)

    1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of August 30, 1997 and November 30, 1996, the results of its operations for the thirty-nine weeks ended August 30, 1997 and August 31, 1996 and its cash flows for the thirty-nine weeks ended August 30, 1997 and August 31, 1996. All adjustments were of a normal recurring nature.

    2. The results of operations for the thirty-nine week period ended August 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    3.    The composition of inventories is presented below:

                                 August 30, 1997   November 30, 1996
                                 ----------------  ------------------

               Raw materials         $ 73,742           $ 67,562
               Finished goods          94,064             94,642
               LIFO reserve           (11,267)           (10,992)
                                     --------           --------

                                     $156,539           $151,212
                                     ========           ========

    4. Net earnings per common share is determined by dividing the net earnings applicable to common stock by the weighted average number of common and common equivalent shares outstanding (stock options).

    5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At August 30, 1997, the aggregate contract value of instruments used to sell 4,823 pound sterling and $4,286 to buy foreign currency (primarily 22,112 Dutch guilders) and to sell foreign currency (primarily 3,509 Canadian dollars, 1,370 deutsche marks and 68,000 yen) was $14,955. The contracts mature between August 31, 1997 and November 20, 2000.

    6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at August 30, 1997, are as follows:


                                             Carrying     Fair
                                              Amount     Value
                                             --------   --------

          Cash and short-term investments    $  4,283   $  4,283
          Notes payable                        53,122     53,122
          Long-term debt                      211,176    220,785

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

  9. The Company sold 30% of its North American and 38% of the Latin American EFTEC automotive business and sold its construction product line in Europe for $18,200 cash and assets resulting in a pretax gain of $4,375.

  10. In the third quarter, the Company borrowed 6,000 deutsche marks under its revolving lines of credit. This loan is a hedge against the Company's investment in Germany.

  11. Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

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

Results of Operations
---------------------

Net sales for the third quarter of 1997 increased $5,360, or 1.7%, when compared to the same quarter in 1996. Adjusting the 1996 sales for the $5,281 sales of Monarch Division, which was divested in third quarter 1996, sales increased $10,641, or 3.4%. Net sales for nine months of 1997, increased $14,529, or 1.5%, when compared to nine months of 1996. Adjusting the 1996 sales for the $19,804 sales of Monarch Division, sales for nine months increased $34,333, or 3.7%.

A comparison of sales increases by operating area is as follows:


                      Quarter Ended        Nine Months Ended
                     August 30, 1997        August 30, 1997
Operating Area       August 31, 1996        August 31, 1996
----------------     ----------------      -----------------

North America         $ 7,072    4%          $ 22,191    4%
Latin America           2,670    6%             3,802    3%
Europe                 (7,644) (12%)          (17,532)  (9%)
Asia/Pacific            3,262   16%             6,068   10%
                      -------                --------
Total                 $ 5,360    2%          $ 14,529    2%
                      =======                ========


In North America, the 4% third quarter sales increase was composed of 5 percentage points relating to increased volume and changes in product mix and 2 percentage points resulting from a second quarter 1997 joint venture, and a negative 3 percentage points from the third quarter 1996 divestiture of Monarch Division. The Adhesives, Sealants and Coatings Group had a 4% increase in sales. The growth occurred primarily in the paper/converting, graphic arts and nonwoven markets of the industrial adhesives group and in the engineered systems market of the structural adhesives group. A slow down in key sectors had a
negative impact on our polymer sales.   The EFTEC (Automotive) Group, our new
joint venture, had a 13% increase in sales, a result of adding the sales of our new joint venture partner. Excluding the impact of the joint venture, a slowdown in car production caused a decrease in automotive sales compared to the prior period. In the Specialty Group, sales increased 11%, excluding the impact of the Monarch Division divestiture. The sales growth occurred evenly throughout the Group. North American operating earnings decreased 24% from $23,155 to $17,672. In 1996, operating earnings were favorably impacted by $7,111 from reversals of previous quarter accruals and non-accrual of bonuses and profit-sharing. Excluding this benefit, operating earnings improved $1,628 in 1997 or 10%.

For nine months of 1997, North American sales increased 4% and was composed of 5 percentage points resulting from increased volume and changes in product mix, 3 percentage points resulting from sales of a business acquired late in the second quarter of 1996 and a second quarter 1997 joint venture, and a negative 4 percentage points resulting from the divestiture of the Monarch Division. The Adhesives, Sealants and Coatings Group had a 7% increase in 1997 sales, with 3 percentage points resulting from a second quarter 1996 acquisition and the other 4 percentage points of growth occurring primarily in the paper/converting and graphic arts units of the industrial adhesives group and in engineered systems market of the structural adhesives group. The EFTEC (Automotive) Group, our new joint venture, had a 5% increase in sales, with a 12 percentage point increase resulting from adding the sales of our new joint venture partner. Excluding the impact of the joint venture, a slowdown in car production and competitive pricing pressures caused a decrease in automotive sales compared to the prior period. The Specialty Group, excluding the impact of the sale of Monarch Division, had an 11% sales growth with the primary growth occurring in the Industrial Coatings Division and TEC Incorporated. North American operating earnings decreased 5% from $44,049 in 1996 to $41,933 for nine months of 1997. Excluding the $7,111 favorable impact of bonus and profit-sharing reversals and non-accruals in 1996, operating earnings were $36,938 and the 1997 increase was $4,995 or 14%.

Latin American third quarter 1997 sales increased 6% from 1996. The increase in sales is composed of 7 percentage points relating to increased volume and changes in product mix partially offset by a 1 percentage point decrease in pricing. Latin American operating earnings increased 21% when compared to 1996, increasing from $2,235 to $2,704.

In Europe, the 12% third quarter 1997 sales decrease was composed of 12 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, a negative 3 percentage points due to pricing, a negative 4 percentage points due to the sale of the construction business, and a positive 7 percentage points due to increased volume and changes in product mix. Operating earnings decreased from $2,313 in third quarter 1996 to $1,675 in 1997. Increased raw material costs and competitive pricing were the primary reasons for the decrease in operating earnings.

Asia/Pacific sales increased 16% from the sales of the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 6 percentage point decrease. A positive 23 percentage point increase due to increased volume and changes in product mix was partially offset by a negative 1
percentage point in pricing.   Operating earnings improved from ($714) in 1996
to ($105) in 1997.

For nine months of 1997, Latin American sales increased 3% over the same period in 1996 with 4 percentage points accounted for by increased volume and changes in product mix, and 1 percentage point resulting from decreased pricing. Operating earnings increased from $9,044 in 1996 to $10,651 in 1997. European sales were down 9% from nine months of 1996 sales with the strengthening of the U.S. dollar causing 9 percentage points of the decrease. Local currency sales approximated the sales of 1996 with a 6 percentage point increase resulting from increased volume and changes in product mix being offset by a negative 2 percentage point decrease resulting from the sale of the construction business and 4 percentage points in decreased pricing. Operating earnings increased from $2,446 in 1996 to $7,181 in 1997. 1996 operating earnings were adversely impacted by a $2,800 restructuring charge in the second quarter. Asia/Pacific sales increased 10% with a 5 percentage point decrease resulting from a strengthened U.S. dollar. A 17 percentage point increase resulting from volume and changes in product mix was partially offset by a 2 percentage point decrease in pricing. Operating earnings increased from ($1,448) in 1996 to ($223) in 1997.

Cost of sales for the third quarter increased 2.3% ($5,058) over the same quarter in 1996. Consolidated gross margins, as a percent of sales, decreased from 32.2% in 1996 to 31.8% in 1997. Third quarter 1996 cost of goods sold was favorably impacted $2,200 by non-accrual and reversal of profit-sharing accruals. Excluding the 1996 profit-sharing impact, 1996 gross margin, as a percent to sales, would have been 31.5%. Excluding Monarch Division, which was divested in the third quarter of 1996, from this comparable gross margin, 1996 gross margin, as a percent of sales, would have been 31.3%. Generally stable raw material costs compared to third quarter 1996, increased pricing to cover raw material increases in specific areas where increases occurred, improved volumes, and cost control measures were the reason for the improved gross margins.

Year-to-date, cost of sales was up 1.1% ($7,353) when compared to the same period in 1996. Consolidated gross margins, as a percent of sales, increased from 31.4% in 1996 to 31.7% in 1997. Excluding the profit-sharing impact of $2,200 from 1996, 1996 gross margin, as a percent of sales, would have been 31.1%. Excluding Monarch Division, which was divested in the third quarter of 1996, from this comparable gross margin, 1996 gross margin, as a percent of sales, would have been 30.9%.

Selling, administrative, and other expenses for the quarter were up 7.1% ($5,345) when compared to the prior year. This category of expense, as a
percent of sales, increased  from 23.7% in 1996 to 25.0% in 1997.   Excluding
the impact of a $4,911 profit-sharing and bonus accrual adjustment in 1996, this category of expense, as a percent of sales, would have been 25.3%.

Selling, administrative, and other expenses for nine months of 1997 increased 0.7% ($1,725) when compared to the prior year. This category of expense, as a percent of sales, decreased from 25.7% in 1996 to 25.5% in 1997. Adjusting for a one-time $2,800 restructuring in the second quarter of 1996 and the profit-sharing and bonus non-accrual of $4,911 in the third quarter of 1996, the 1996 expense was down 0.2% ($386) and the percent of sales for 1996 would be 25.9%.

Year-to-date other (expense)/income, net decreased from an income of $15,793 in 1996 to income of $585 in 1997. The income in 1996 was primarily the result of a gain on the sale of property in Munich, Germany, income generated from the sale of equity investments in the United States, and the sale of Monarch Division. The income in 1997 was primarily the result of gains from the sale of the construction business in Germany and from the Automotive joint venture in North America. These gains were partially offset by expenses incurred in the pursuit of a major acquisition opportunity which was not successful, currency losses in Asia/Pacific and outside consulting expense.

Income taxes for nine months of 1997 decreased $3,856 (17.2%) when compared to nine months of 1996, primarily as a result of decreased earnings. The effective tax rate increased from 40.4% in nine months of 1996 to 40.8% for nine months of 1997. The tax rate for nine months of 1997 reflects the 40.8% annual effective tax rate of 1996.

Net earnings decreased from $33,100 in nine months of 1996 to $27,695 in nine months of 1997.

Liquidity and Capital Resources
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at August 30, 1997 and November 30, 1996 and August 31, 1996 and November 30, 1995.

During nine months of 1997, the Company generated $43,183 of cash to finance operations as compared to $62,660 in nine months of 1996. The decreased generation of cash was primarily the result of $14,072 increase in cash required to fund working capital and other non-cash expenses in nine months of 1997 compared to the same period in 1996.

Working capital was $159,458 at August 30, 1997 compared to $141,617 at November 30, 1996. The current ratio at August 30, 1997 was 1.6, equal to the ratio at November 30, 1996. The number of days sales in trade accounts receivable was 53 days at August 30, 1997 compared to 51 days sales at August 31, 1996. The average day sales in inventory on hand was 63 days compared to 62 days sales at August 31, 1996. Trade accounts payable was at 46 days, equal to the days at August 31, 1996.

The Company's long-term debt to total capitalization ratio was 37.5% at August 30, 1997 compared to 34.0% at November 30, 1996. The primary reason for this increase in the capitalization ratio was the repurchase of 300,000 shares of Company stock during the third quarter of 1997.

Capital expenditures for property, plant and equipment of $41,292 in nine months of 1997 were primarily for continued construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Statements in this Form 10-Q that are forward-looking statements are subject to various risks and uncertainties including but not limited to economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability and price of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment and other risks indicated in the corporation's 10-K report and other SEC filings. Such information contained herein represents management's best judgment as of the date hereof based on information currently available.

              H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                           (Dollars in Thousands)

A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Earnings is presented below:


                               Comparison of Thirteen       Comparison of Thirty-Nine
                            Weeks Ended August 30, 1997    Weeks Ended August 30, 1997
                                and August 31, 1996            and August 31, 1996
                            ---------------------------   ------------------------------
Net sales                           $ 5,360     1.7%          $ 14,529        1.5%

Cost of sales                        (5,058)   -2.3%            (7,353)      -1.1%

Selling, administrative and
 other expenses                      (5,345)   -7.1%            (1,725)      -0.7%

Interest expense                       (550)  -12.8%              (234)      -1.6%

Gain from sale of assets            (16,568)     *             (15,184)     -85.3%

Other income (expense), net           2,654      *                 (24)      -1.2%
                                  ---------                   --------
Earnings before income taxes and
  minority interests               ($19,507)  -52.9%           ($9,991)     -18.0%

Income taxes                          7,815    52.5%             3,856       17.2%

Net earnings of consolidated
  subsidiaries applicable to
  minority interests                    346      *                 381         *

Earnings from equity investments         94      *                 349         *
                                  ---------                   --------

Net earnings                       ($11,252)  -51.1%           ($5,405)     -16.3%
                                  =========                   ========

*  Change of 100% or more.

PART II   OTHER INFORMATION


Item 1.

Legal Proceedings.
-----------------

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

The Plaintiffs and Fuller reached a settlement for a nominal amount. Fuller will be dismissed from the action in the near future.

Item 6.

Exhibits and reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

     27   Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended August 30, 1997.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    H. B. Fuller Company



Dated:  October 13, 1997            /S/ Jorge Walter Bolanos
                                    ------------------------
                                    Jorge Walter Bolanos
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer



Dated:  October 13, 1997            /S/ David J. Maki
                                    -----------------------
                                    David J. Maki
                                    Vice President
                                    and Controller