Form 10-K
period 1997-11-29
FULLER H B CO
filed 1998-02-27
CIK 39368

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

        (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 29, 1997
                                      OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ..................to.....................

                          Commission File No.  0-3488

                              H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-0268370
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


 1200 WILLOW LAKE BOULEVARD, VADNAIS HEIGHTS, MINNESOTA          55110
(Address of principal executive offices)                       (Zip Code)


                                (612) 236-5900
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the Registrant as of January 30, 1998 was approximately $677,282,000 (based on the closing price of such stock as quoted on the Nasdaq National Market ($52.50) on such date).

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,842,273 as of January 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference to portions of the H.B. Fuller Company 1997 Annual Report to Shareholders.

Part III incorporates information by reference to portions of the Registrant's Proxy Statement dated March 6, 1998.

                              H.B. FULLER COMPANY
                         1997 Form 10-K Annual Report
                               Table of Contents


                   PART I                               PAGE
                   ------                               ----

Item 1.     Business                                    3

Item 2.     Properties                                  6

Item 3.     Legal Proceedings                           7

Item 4.     Submission of Matters to a Vote
            of Security Holders                         7

            Executive Officers of the Registrant        8

                   PART II
                   -------

Item 5.     Market for the Registrant's Common Stock
            and Related Stockholder Matters              9

Item 6.     Selected Financial Data                      9

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                9

Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk                            9

Item 8.     Financial Statements and Supplementary Data  9

Item 9.     Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                         9

                   PART III
                   --------

Item 10.    Directors and Executive Officers
            of the Registrant                            10

Item 11.    Executive Compensation                       10

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                        10

Item 13.    Certain Relationships and
            Related Transactions                         10

                   PART IV
                   -------

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                      11

            Signatures                                   14

            Schedule II - Valuation and
            Qualifying Accounts                          16

                                 PART I
ITEM 1.

BUSINESS
--------

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company (the "Company") today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products.
The Company currently employs approximately 6,000 people and has sales operations in 42 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 90 percent of 1997 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

The Company also is a quality producer and supplier of powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; specialty waxes in European markets, as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications in the United States.

SEGMENT INFORMATION
-------------------

For financial information relating to major geographic areas of the Company, see
Note 14, "Business Segment Information", on pages 45 and 46 of the Company's 1997 Annual Report to Shareholders, incorporated herein by reference.

LINE OF BUSINESS AND CLASSES OF SIMILAR PRODUCTS
------------------------------------------------

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, specialty waxes and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

CLASS OF PRODUCT                                    Sales
----------------                   -----------------------------------------
                                   1997              1996              1995
                                   ----              ----              ----
Adhesives, sealants and coatings    90%               88%               87%
Paints                               7                 7                 7
Other                                3                 5                 6
                                   ----              ----              ----
                                   100%              100%              100%
                                   ====              ====              ====

NON-U.S. OPERATIONS
-------------------

Wherever feasible, the Company's practice has been to establish manufacturing units outside of the United States to service the local markets. The principal markets, products and methods of distribution in the non-U.S. business vary with the country or business practices of the country. The products sold include not only those developed by the local manufacturing plants but also those developed within the United States and elsewhere in the world.

The Company's operations overseas face varying degrees of economic and political risk. At the end of fiscal year 1997, the Company had plants in 30 countries outside the United States and satellite sales offices in another 11 countries. The Company also uses license agreements to maintain a worldwide manufacturing network. In the opinion of management of the Company, there are several countries where the Company has operating facilities which have political risks higher than in the United States. Where possible, the Company insures its physical assets against damage from civil unrest.

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

The principal competitive factors in the sale of adhesives, paints, coatings and sealants are product performance, customer and technical service, quality and price.

CUSTOMERS
---------

Of the Company's $1,306,789,000 total sales to unaffiliated customers in 1997, $722,104,000 was sold through North American operations. The Company's largest customer accounts for less than 5% of consolidated sales.

BACKLOG
-------

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 29, 1997, November 30, 1996 or November 30, 1995.

RAW MATERIALS
-------------

The Company purchases from large chemical suppliers raw materials including solvents, plasticizers, waxes, resins, polymers and vinyl acetate monomer which the Company uses to manufacture its principal products. Natural raw materials are also purchased from outside suppliers and include starch, dextrines, natural latex and resins. The Company attempts to find multiple sources for all of its raw materials and alternate sources of supply are generally available. An adequate supply of the raw materials used by the Company is presently available in the open market. The Company's Latin American and Asia/Pacific operations import many of their raw materials. Extended delivery schedules of these materials are common, thereby requiring maintenance of higher inventory levels than those maintained in North America and Europe.

A significant portion of the Company's raw materials are derived from petroleum-based products and this is common to all adhesive manufacturers.

The Company is not a large consumer of energy and, therefore, has not experienced any difficulties in obtaining energy for its manufacturing operations. The Company anticipates it will be able to obtain needed energy supplies in the future.

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

RESEARCH AND DEVELOPMENT
------------------------

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1997, 1996 and 1995 aggregated $24,830,000, $25,823,000 and $26,541,000, respectively.

ENVIRONMENTAL PROTECTION
------------------------

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

The Company is and has been engaged in the handling, manufacture, use, sale and/or disposal of substances, some of which are considered by federal or state environmental agencies to be hazardous. The Company believes that its manufacture, handling, use, sale and disposal of such substances are generally in accord with current applicable environmental regulations. Increasingly strict environmental laws, standards and enforcement policies may increase the risk of liability and compliance costs associated with such substances.

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two fiscal years are estimated to be approximately $12.0 million. The effects of compliance with environmental laws and regulations are not expected to be material to the Company's consolidated capital expenditures, earnings or competitive position. See additional disclosure under Item 3, Legal Proceedings.

EMPLOYEES
---------

The Company and its consolidated subsidiaries employed approximately 6,000 persons on November 29, 1997, of which approximately 2,300 persons were employed in the United States.

ITEM 2.

PROPERTIES
----------
The principal manufacturing plants and other properties are located in 31 countries:

                                U.S. LOCATIONS
                                --------------
California                            Massachusetts - Wilmington
  Chatsworth                          Michigan
  Los Angeles (1 owned, 1 leased)       Grand Rapids
  Roseville                             Warren
Florida                               Minnesota
  Gainesville                           Minneapolis and St. Paul
  Pompano Beach                         (7 owned, 2 leased)
Georgia                               New Jersey - Edison
  Conyers*                              (1 owned, 1 leased)
  Covington (2 owned)                 North Carolina - Greensboro
  Forest Park                         Ohio
  Tucker                                Cincinnati
Illinois                                Dayton
  Palatine                            Tennessee - Memphis*
  Tinley Park                         Texas
Indiana - Elkhart                       Dallas
Kansas - Kansas City                    Houston
Kentucky                             Washington - Vancouver
  Hopkinsville
  Paducah

                                OTHER LOCATIONS
                                ---------------
Argentina - Buenos Aires             Honduras
Australia                              San Pedro Sula (2 owned)
  Melbourne                          Italy - Borgolavezzaro
Austria - Wels                       Japan - Hamamatsu
Brazil - Sao Paulo                   Mexico - Mexico City*
Canada                               Netherlands - Amerongen
  St. Andre est                      New Zealand - Auckland (2 owned)
  Montreal                           Nicaragua - Managua
  Toronto                            People's Republic of
Chile - Santiago                       China - Guangzhou*
Colombia - Itagui*                   Peru - Lima
Costa Rica - San Jose (5 owned)      Philippines - Manila*
Dominican Republic - Santo Domingo   Puerto Rico - Bayamon
Ecuador - Guayaquil (2 owned)        Republic of Panama - Panama City
El Salvador - San Salvador           Spain - Alicante
Federal Republic of Germany          Taiwan - Taipei
  Luneburg                           United Kingdom
  Nienburg*                            Birmingham*
France - Le Trait                      Leabrooks*
Guatemala - Guatemala City           Venezuela - Caracas


*Leased properties

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,698,000 square feet, including 294,000 square feet of leased space. In addition, the Company has approximately 2,039,000 square feet of warehouse space, including 531,000 square feet of leased space. Offices and other facilities total 1,920,000 square feet, including 578,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

ITEM 3.

LEGAL PROCEEDINGS
-----------------

ENVIRONMENTAL REMEDIATION
-------------------------

The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean-up of 16 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, the Company does not believe that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.

The Company has received requests for information from federal, state or local government entities regarding six other contaminated sites. The Company has not been named a party to any administrative proceedings or lawsuits relating to the clean-up of these sites.

From time to time the Company becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding, possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). Based on currently available information, the Company does not believe that such compliance matters or alleged violations of laws and regulations, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.

OTHER LEGAL PROCEEDINGS
-----------------------

In November 1997, the Company was named one of approximately 78 defendants (along with numerous other chemical companies) in a purported class action filed in Texas State Court on behalf of 700 plaintiffs. The plaintiffs claim that the defendants allowed toxic and hazardous wastes, substances and chemicals to escape from a television assembly plant in Athens, Texas into the ground, water and air in the vicinity of the plant. However, no Company products have been identified as contributing to the claimed damages.

In addition, the Company is subject to other legal proceedings incidental to its business.

Based on currently available information, the Company does not believe that an adverse outcome in any pending legal proceedings individually or in the aggregate would have a material adverse effect on the Company's business or financial condition.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The executive officers of the Company as of November 29, 1997 and their ages and current offices are set forth below:

NAME                    AGE                    POSITION                    PERIOD SERVED
----------------------- ---  --------------------------------------------  -------------
Anthony L. Andersen     61   Chair, Board of Directors                     Since 1992
                             Director                                      Since 1966

Walter Kissling         66   President                                     Since 1992
                             Chief Executive Officer                       Since 1995
                             Director                                      Since 1968

Jorge Walter Bolanos    53   Chief Financial Officer and Treasurer         Since 1992
                             Senior Vice President                         Since 1995

Lars T. Carlson         59   Senior Vice President - Administration        Since 1996
                             Vice President                                Since 1986

John T. Ray, Jr.        60   Senior Vice President - North American        Since 1984
                             Adhesives, Sealants and Coatings Group

Jerald L. Scott         56   Senior Vice President - Operations            Since 1996
                             Vice President                                Since 1980

Richard C. Baker        45   Vice President                                Since 1993
                             Corporate Secretary                           Since 1995
                             General Counsel                               Since 1990

Sarah R. Coffin         45   Vice President - Specialty Group Manager      Since 1994

Hermann Lagally         56   Group President - Europe                      Since 1996
                             Division Manager                              Since 1994
                             Regional Manager                              Since 1980

Antonio Lobo            54   Vice President - Latin America Group Manager  Since 1989

Alan R. Longstreet      51   Vice President - Asia/Pacific Group Manager   Since 1986

David J. Maki           56   Vice President                                Since 1990
                             Controller                                    Since 1987

Rolf Schubert           59   Vice President - Chief Technology Officer     Since 1982
                             Director                                      Since 1972

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

                                    PART II

Information for Items 5 through 8 of this report appear in the 1997 H.B. Fuller Company Annual Report to Shareholders as indicated in the following table and is incorporated herein by reference to the applicable portions of such Annual
Report:

                                                       ANNUAL
                                                     REPORT TO
                                                    SHAREHOLDERS
                                                        Page
                                                        ----
ITEM 5.

Market for Registrant's Common Stock
------------------------------------
     and Related Stockholder Matters
     -------------------------------
          Trading Market                                 52
          High and Low Market Value                      52
          Dividend Payments                              52
          Dividend Restrictions (Note 13)                43
          Holders of Common Stock                        53

ITEM 6.

Selected Financial Data
-----------------------
          1969 - 1997 in Review and
           Selected Financial Data                    48-50

ITEM 7.

Management's Discussion and Analysis of
---------------------------------------
     Financial Condition and Results of Operations
     ---------------------------------------------
          Management's Analysis of Results of
           Operations and Financial Condition         25-31

ITEM 7A.

Quantitative and Qualitative Disclosures
----------------------------------------
     About Market Risk
     -----------------
          Not applicable.

ITEM 8.

Financial Statements and Supplementary Data
-------------------------------------------
          Consolidated Financial Statements           32-46

          Quarterly Data (Unaudited)(Note 15)            46

ITEM 9.

Changes in and Disagreements With Accountants
---------------------------------------------
     on Accounting and Financial Disclosure
     --------------------------------------
          None

                                   PART III

ITEMS 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------

The information under the heading "Election of Directors" (but not including the sections entitled "Directors' Compensation" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement dated March 6, 1998 (the "1998 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

ITEMS 11.

EXECUTIVE COMPENSATION
----------------------

The section under the heading "Election of Directors" entitled "Directors' Compensation" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Aggregated Option Exercises in Fiscal Year 1997 and Fiscal Year End Option Values," "Retirement Plans," "Employment Agreements" and "Change in Control Arrangements" contained in the 1998 Proxy Statement are incorporated herein by reference.

ITEMS 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEMS 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

The section entitled "Exchange Agreement" contained in the 1998 Proxy Statement is incorporated herein by reference.

                                 PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------

                                                                       Reference
                                                          -------------------------------
                                                           Form 10-K       Annual Report
                                                           Annual Report  to Shareholders
                                                               Page             Page
                                                            ----------     --------------
(A)(1.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        INCORPORATED BY REFERENCE TO THE APPLICABLE
        PORTIONS OF THE 1997 ANNUAL REPORT TO
        SHAREHOLDERS OF H.B. FULLER COMPANY:

          Consolidated Statements of Earnings for the
           Three Years Ended November 29, 1997,
           November 30, 1996 and November 30, 1995                            32

          Consolidated Balance Sheets as of
           November 29, 1997 and November 30, 1996                            33

          Consolidated Statements of Stockholders' Equity
           for the Three Years Ended November 29, 1997,
           November 30, 1996 and November 30, 1995                            34

          Consolidated Statements of Cash Flows
           for the Three Years Ended November 29, 1997,
           November 30, 1996 and November 30, 1995                            35

          Notes to Consolidated Financial Statements                       36-46

          Report of Independent Accountants                                   47

(A)(2.) INDEX TO CONSOLIDATED FINANCIAL STATEMENT
        SCHEDULES FOR THE THREE YEARS ENDED NOVEMBER 29, 1997,
        NOVEMBER 30, 1996 AND NOVEMBER 30, 1995:

          Report of Independent Accountants on Financial
           Statement Schedules                                 15

          Schedule II  Valuation and Qualifying Accounts       16

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

4(d) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock, incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

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

*10(d) Directors' Stock Plan - incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

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

*10(g) Form of Employment Agreement signed by executive officers - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990 (Commission File No. 0-3488).

*10(h) Pension Plan Agreement with Dr. Hermann Lagally signed February 5, 1980 (English translation) - incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

*10(i) Managing Director Agreement with Dr. Hermann Lagally signed December 1, 1995 - incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

        --------

*10(j) H.B. Fuller Company Supplemental Executive Retirement Plan -incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

*10(k) H.B. Fuller Company Executive Benefit Trust, dated October 25, 1993, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan.

*10(l) Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling - incorporated by reference to
        Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(m) First Amendment to Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling.

*10(n) Deferred Compensation Agreement dated May 5, 1997, between H.B. Fuller Company and Walter Kissling.

*10(o) Split-Dollar Insurance Agreement, dated May 5, 1997, between H.B. Fuller Company and Jorge Walter Bolanos, as Trustee of the Walter Kissling Irrevocable Trust Agreement dated May 5, 1997.

*10(p) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(q) 1996 Performance Unit Plan - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to
  Item 14(c) of this Form 10-K.

11    Statement re:  Computation of Net Earnings Per Common Share
13    Pages 25-53 of the 1997 Annual Report to Shareholders
21    Subsidiaries of the Registrant
23    Consent of Price Waterhouse LLP
24    Manually signed Powers of Attorney
27    Financial Data Schedule

(B)   REPORTS ON FORM 8-K
      -------------------

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 29, 1997.

(C)  SEE EXHIBIT INDEX AND EXHIBITS ATTACHED TO THIS FORM 10-K.
     ----------------------------------------------------------

(D)  SEE FINANCIAL STATEMENT SCHEDULE INCLUDED AT THE END OF THIS FORM 10-K.
     -----------------------------------------------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              H.B. FULLER COMPANY

Dated:  February 26, 1998                 By  /s/  Walter Kissling
                                              ----------------------------
                                              WALTER KISSLING
                                              President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 SIGNATURE                        TITLE
 ---------                        -----


/s/ Walter Kissling              President and
------------------------         Chief Executive Officer and Director
WALTER KISSLING                  (Principal Executive Officer)


/s/ Jorge Walter Bolanos          Senior Vice President,
--------------------------        Chief Financial Officer and Treasurer
JORGE WALTER BOLANOS              (Principal Financial Officer)


/s/ David J. Maki                 Vice President
--------------------------        and Controller
DAVID J. MAKI                     (Principal Accounting Officer)


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

By: /s/ Richard C. Baker                       Dated:  February 26, 1998
-----------------------------
    RICHARD C. BAKER
    Attorney in Fact

* Power of Attorney filed with this report as Exhibit 24 hereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



TO THE BOARD OF DIRECTORS
OF H.B. FULLER COMPANY

Our audits of the consolidated financial statements referred to in our report dated January 11, 1998 appearing in the 1997 Annual Report to Stockholders of H.B. Fuller Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-
K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Minneapolis, Minnesota
January 11, 1998

                                                                     Schedule II
                                                                     -----------
               H.B. Fuller Company and Consolidated Subsidiaries
                       Valuation and Qualifying Accounts
                            (Dollars in thousands)



                                                   Allowance for doubtful receivables
                                         ------------------------------------------------------
                                           November 29,        November 30,        November 30,
Years Ended                                    1997                1996                1995
-----------------------------------      --------------      --------------      --------------
Balance at beginning of period              $7,043              $6,256              $6,221

Additions(deductions):
  Charged to costs and expenses              1,183               2,745               1,954

  Accounts charged off during year          (1,991)             (1,897)             (2,073)

  Accounts of business sold                    (88)                 -                   -

  Effect of currency exchange rate
  changes on beginning of year
  balance                                     (268)                (61)                154
                                          -------------       -------------       -------------
Balance at end of period                    $5,879              $7,043              $6,256
                                          =============       =============       =============


                                 EXHIBIT INDEX

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

4(d) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock, incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

10(a) H.B. Fuller Company 1992 Stock Incentive Plan - incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

10(b) H.B. Fuller Company Restricted Stock Plan - incorporated by reference to
      Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1993.

10(c) H.B. Fuller Company Restricted Stock Unit Plan - incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1993.

10(d) Directors' Stock Plan - incorporated by reference to Exhibit 10(d) to the
      Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

10(f) H.B. Fuller Company Nonqualified Retirement Plan for Costa Rica - incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1988 (Commission File No. 0-3488).

10(g) Form of Employment Agreement signed by executive officers - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990 (Commission File No. 0-3488).

10(h) Pension Plan Agreement with Dr. Hermann Lagally signed February 5, 1980
      (English translation) - incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

10(i) Managing Director Agreement with Dr. Hermann Lagally signed December 1,
      1995 - incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

        --------

10(j) H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1992.

10(k) H.B. Fuller Company Executive Benefit Trust, dated October 25, 1993, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan.

10(l) Deferred Compensation Agreement dated December 22, 1994, between H.B.
      Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

10(m) First Amendment to Deferred Compensation Agreement dated December 22,
      1994, between H.B. Fuller Company and Walter Kissling.

10(n) Deferred Compensation Agreement dated May 5, 1997, between H.B. Fuller
      Company and  Walter Kissling.

10(o) Split-Dollar Insurance Agreement, dated May 5, 1997, between H.B. Fuller
      Company and Jorge Walter Bolanos, as Trustee of the Walter Kissling Irrevocable Trust Agreement dated May 5, 1997.

10(p) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

10(q) 1996 Performance Unit Plan - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

11    Statement re:  Computation of Net Earnings Per Common Share
13    Pages 25-53 of the 1997 Annual Report to Shareholders.
21    Subsidiaries of the Registrant
23    Consent of Price Waterhouse LLP
24    Manually signed Powers of Attorney
27    Financial Data Schedule