Form 10-Q
period 1998-02-28
FULLER H B CO
filed 1998-04-13
CIK 39368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
           (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED FEBRUARY 28, 1998
                                       OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ..................to.....................

                          Commission File No.  0-3488

                              H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

                          MINNESOTA                                            41-0268370
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

1200 WILLOW LAKE BOULEVARD, VADNAIS HEIGHTS, MINNESOTA               55110
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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,899,621 as of March 31, 1998.


                                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                                   Consolidated Condensed Statements of Earnings
                                                   (Unaudited)
                                     (In Thousands Except Per Share Amounts)


                                                                            Thirteen Weeks Ended
                                                                      ---------------------------------
                                                                       February 28,       March 1,         %
                                                                           1998            1997          Change
                                                                      --------------- ---------------  -----------
Net sales                                                                  $ 310,656       $ 304,091         2.2%
Cost of sales                                                               (213,022)       (209,363)        1.7%
                                                                      --------------- ---------------
Gross profit                                                                  97,634          94,728         3.1%
Selling, administrative and other expenses                                   (82,197)        (79,395)        3.5%
                                                                      --------------- ---------------
Operating earnings                                                            15,437          15,333         0.7%
Interest expense                                                              (5,209)         (4,980)        4.6%
Other income (expense), net                                                     (829)           (480)       72.7%
                                                                      --------------- ---------------
Earnings before income taxes and minority interests                            9,399           9,873        (4.8)%
Income taxes                                                                  (3,835)         (4,028)       (4.8)%
Net earnings of consolidated subsidiaries
  applicable to minority interests                                                80             (24)        *
Earnings from equity investments                                                 310               -         *
                                                                      --------------- ---------------
Net earnings                                                                   5,954           5,821         2.3%
Dividends on preferred stock                                                      (4)             (4)
                                                                      --------------- ---------------
Net earnings applicable to common stock                                       $5,950          $5,817         2.3%
                                                                      =============== ===============

Average number of common and common
  equivalent shares outstanding:
  Basic                                                                       13,675          13,940        (1.9)%
                                                                      =============== ===============
  Diluted                                                                     13,812          14,080        (1.9)%
                                                                      =============== ===============

Net earnings per common share:
  Basic                                                                         $0.44           $0.42        4.8%
                                                                      =============== ===============
  Diluted                                                                       $0.43           $0.41        4.9%
                                                                      =============== ===============

Cash dividend per common share                                                 $0.185          $0.165       12.1%
                                                                      =============== ===============

*  Change of 100% or more.



                            H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                                     Consolidated Condensed Balance Sheets
                                             (In Thousands)
                                                                      (Unaudited)
                                                                      February 28,         November 29,
                                                                          1998                 1997
                                                                    -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $3,546               $2,710
  Trade receivables                                                          209,330              211,469
  Allowance for doubtful accounts                                             (5,731)              (5,879)
  Inventories                                                                168,610              150,685
  Other current assets                                                        53,096               50,171
                                                                    -----------------    -----------------
      Total current assets                                                   428,851              409,156

Property, plant and equipment, net of
  accumulated depreciation of $314,892
   in 1998 and $299,356 in 1997                                              407,906              398,561
Deposits and miscellaneous assets                                             64,387               62,196
Other intangibles                                                             19,126               13,830
Excess cost                                                                   46,485               33,903
                                                                    -----------------    -----------------
      Total assets                                                          $966,755             $917,646
                                                                    =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                              $71,542              $39,675
  Current installments of long-term debt                                       3,732                2,551
  Accounts payable                                                           118,788              121,883
  Accrued expenses                                                            52,612               68,952
  Income taxes payable                                                         3,396                4,488
                                                                    -----------------    -----------------
      Total current liabilities                                              250,070              237,549

Long-term debt,
  excluding current installments                                             264,720              229,996
Accrued pension cost                                                          77,433               76,694
Deferred income taxes and other liabilities                                   18,867               18,477

Minority interest                                                             15,561               15,816

Stockholders' equity:
  Preferred stock                                                                306                  306
  Common stock                                                                13,886               13,841
  Additional paid-in capital                                                  27,466               25,009
  Retained earnings                                                          308,364              304,975
  Foreign currency translation adjustment                                     (2,383)                 366
  Unearned compensation                                                       (7,535)              (5,383)
                                                                    -----------------    -----------------
      Total stockholders' equity                                             340,104              339,114
                                                                    -----------------    -----------------
      Total liabilities and
        stockholders' equity                                                $966,755             $917,646
                                                                    =================    =================

See accompanying Notes to Consolidated Condensed Financial Statements.

                              H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Condensed Statement of Cash Flows
                                                 (Unaudited)
                                                (In Thousands)

                                                                                 Thirteen Weeks Ended
                                                                         --------------------------------------
                                                                           February 28,           March 1,
                                                                               1998                 1997
                                                                         -----------------    -----------------
Cash flows from operating activities:
  Net earnings                                                                    $ 5,954             $  5,821
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                                  11,070               11,203
    Pension costs                                                                   2,238                2,764
    Deferred income tax                                                             2,997                 (624)
    Other items                                                                    (4,468)              (1,473)
  Change in current assets and liabilities:
    Accounts receivable                                                             5,202                 (685)
    Inventory                                                                     (12,198)              (3,067)
    Prepaid assets                                                                 (4,612)              (5,101)
    Accounts payable                                                               (7,459)              (4,825)
    Accrued expense                                                               (12,295)              (4,330)
    Income taxes payable                                                           (1,841)               1,420
                                                                         -----------------    -----------------
      Net cash (used)provided by operating activities                             (15,412)               1,103

Cash flows from investing activities:
  Purchased property, plant and equipment                                         (12,922)             (12,395)
  Purchased business, net of cash acquired                                        (35,139)                   -
                                                                         -----------------    -----------------
      Net cash used in investing activities                                       (48,061)             (12,395)

Cash flows from financing activities:
  Increase in long-term debt                                                       50,338               16,977
  Current installments and payments of long-term debt                             (14,861)              (4,715)
  Notes payable                                                                    32,883                1,722
  Dividends paid                                                                   (2,564)              (2,328)
  Other                                                                            (1,417)                (916)
                                                                         -----------------    -----------------
      Net cash provided by financing activities                                    64,379               10,740

Effect of exchange rate changes on cash                                               (70)                (116)
                                                                         -----------------    -----------------
Net change in cash and cash equivalents                                               836                 (668)
Cash and cash equivalents at beginning of year                                      2,710                3,515
                                                                         -----------------    -----------------
Cash and cash equivalents at end of period                                        $ 3,546             $  2,847
                                                                         =================    =================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense (net of amount capitalized)                                  $ 9,218             $  7,689
    Income taxes                                                                  $ 2,730             $  3,182

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            (Amounts in Thousands)
                                  (Unaudited)


    1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of February 28, 1998 and November 29, 1997, the results of its operations for the thirteen weeks ended February 28, 1998 and March 1, 1997 and its cash flows for the thirteen weeks ended February 28, 1998 and March 1, 1997. All adjustments were of a normal recurring nature.

    2. The results of operations for the thirteen week period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

    3.    The composition of inventories is presented below:

                                 FEBRUARY 28, 1998   NOVEMBER 29, 1997
                                 ------------------  ------------------

               Raw materials              $ 75,214            $ 71,234
               Finished goods              104,636              90,634
               LIFO reserve                (11,240)            (11,183)
                                          --------            --------

                                          $168,610            $150,685
                                          ========            ========

    4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Under SFAS No. 128, the previous presentation of earnings per share is replaced with dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and restricted stock grants that could share in the earnings. The Company adopted SFAS No. 128 for the quarter ended February 28, 1998 and has restated last year net earnings per share data presented to conform to the provisions of this statement. The difference between basic and diluted earnings per share data as presented is due to the dilutive impact of stock options and restricted stock grants whose exercise price or grant price was below the average common stock price for the respective period presented.

    5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At February 28, 1998, the aggregate contract value of instruments used to sell 4,521 pound sterling, 5,400 deutsche marks, 2,975 French francs, and $4,262 to buy foreign currency (primarily 27,740 Dutch guilders) was $13,800. The contracts mature between May 27, 1998 and November 20, 2000.

    6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at February 28, 1998, are as follows:

                                             CARRYING    FAIR
                                              AMOUNT    VALUE
                                             --------  --------

          Cash and short-term investments    $  3,546  $  3,546
          Notes payable                        71,542    71,542
          Long-term debt                      268,452   278,245

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

Results of Operations
---------------------

Net sales for the first quarter of 1998 increased $6,565 or 2.2% when compared to the same quarter in 1997.

A comparison of sales increases by operating area is as follows:

                                         THIRTEEN WEEKS ENDED
                                        FEBRUARY 28, 1998 AND
          OPERATING AREA                     MARCH 1, 1997
          --------------                     -------------

          North America                 $ 8,851               5%
          Latin America                   1,699               3%
          Europe                         (3,982)             (6%)
          Asia/Pacific                       (3)             --
                                        -------

          Total                         $ 6,565               2%
                                        =======

In North America, the 5% first quarter sales increase was composed of 4 percentage points relating to increased volume and changes in product mix, 2 percentage points resulting from a second quarter 1997 joint venture, and a negative one percentage point from pricing and currency. The Adhesives, Sealants and Coatings Group had a one percentage point decrease in sales, which was primarily the result of negative pricing and currency. Bad weather on the east and west coasts of the United States and in Canada contributed to the flat sales volume for first quarter 1998 compared to 1997. Additionally, sales incentives in the fourth quarter of 1997 had some impact on first quarter 1998 sales as did slower demand in some market segments, primarily in the
paper/converting market.   In the Specialty Group, sales increased 10%.  The
primary growth in sales occurred in Industrial Coatings Division where significant growth occurred and in Foster Products where sales were up substantially partially due to a weak 1997 first quarter to compare against. The Automotive Group increased sales 30% for the quarter. However, 20 percentage points of the increase came from the sales contribution of the joint venture partner EMS-Chemie. Volume increases of 12 percentage points were partially offset by 2 percentage points lower unit pricing during the quarter. North American operating earnings grew at a rate of 24.6% increasing from $8,368 to $10,428. The fiscal 1998 first quarter includes a $2,328 favorable earnings impact compared to the same period last year, due to refinements in inventory accounting in North America. With the design of new information systems, the company has refined its inventory accounting method to spread fixed manufacturing costs evenly over total annual production. While this refinement has no affect on annual earnings comparisons, there is a quarterly impact due to differences in production volume. The first quarter has the largest impact because of the seasonally low production volume in the quarter.

Latin American first quarter 1998 sales increased 3% from 1997. The increase in sales is composed of 5 percentage points relating to increased volume and changes in product mix partially offset by a 2 percentage point decrease in pricing. Latin American operating earnings decreased 15% when compared to 1997, from $5,064 to $4,306. Operating earnings were below prior year due to bad weather in the region, pricing pressures, and slower economies in several countries, mainly Brazil and Argentina, two major markets.

In Europe, the 6% first quarter 1998 sales decrease was composed of 8 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, a negative 3 percentage points due to pricing and a positive 5 percentage points due to increased volume and changes in product mix. Operating earnings decreased from $2,049 in first quarter 1997 to $1,348 in 1998. Lower operating expenses during the quarter were not enough to offset the lower gross margins caused by the negative impact of raw material shortages, primarily for products sold to the nonwoven market, and competitive pricing pressures.

Asia/Pacific sales approximated the sales of the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 15 percentage point decrease. Local currency sales increased 9 percentage points due to increased volume and changes in product mix and 6 percentage points as a result of a fourth quarter 1997 acquisition. Operating results decreased from ($148) in 1997 to ($645) in 1998, primarily due to negative economic conditions in the region, caused by the continuing currency crisis.

Cost of sales for the first quarter increased 1.7% ($3,659) over the same quarter in 1997. Consolidated gross margins, as a percent of sales, increased from 31.15% in 1997 to 31.43% in 1998. Gross margins were positively impacted by the $2,328 North American refinement in inventory reporting. Overall, raw materials costs were stable when compared to first quarter 1997. However, some of our formulas are based on Styrene, Isoprene, Styrene or SIS block co-polymers. Currently there is a shortage of SIS in the marketplace, which is expected to impact the Company the balance of the year. Strong demand and tight supply of Isoprene monomer, the feedstock for SIS, has caused the shortage. As a result prices are increasing in all geographic areas. Price increases to our customers are also being implemented where appropriate. Automotive gross margins as a percent of sales decreased as a result of the second quarter 1997 joint venture and due to pricing pressures within the industry. Our management continues in the process of rationalizing and merging the operations of the two automotive companies.

Selling, administrative, and other expenses for the quarter were up 3.5% ($2,802) when compared to the prior year. This category of expense, as a
percent of sales, increased from 26.11% in 1997 to 26.46% in 1998.   Low volume
sales growth in the quarter was the reason for the increase in this category of expense, as a percent of sales.

Interest expense of $5,209 increased $229 from the expense of the first quarter of 1997. This was mainly the result of higher overall debt levels to fund acquisitions, repurchase Company stock and for funding of benefit plans.

Income taxes for the first quarter of 1998 decreased $193 (4.8%) when compared to the first quarter of 1997 as a result of decreased earnings. The first quarter of 1998 reflects the 40.8% annual effective tax rate of 1997.

Net earnings increased from $5,821 in the first quarter of 1997 to $5,954 in the first quarter of 1998. Basic earnings per share increased from $0.42 to $0.44.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at February 28, 1998 and November 29, 1997 and March 1, 1997 and November 30, 1996.

During the first quarter of 1998, the Company used $15,412 of cash to finance operations as compared to generating $1,103 of cash in the first quarter of 1997. Compared to last year, operating working capital increased as a result of increased inventory and reduced accrued expense, primarily due to profit-sharing paid in first quarter 1998.

Working capital was $178,781 at February 28, 1998 compared to $171,607 at November 29, 1997. The current ratio at February 28, 1998 was 1.7, equal to the ratio at November 29, 1997. The number of days sales in trade accounts receivable was 59 days at February 28, 1998 compared to 56 days sales at March 1, 1997. The average days sales in inventory on hand was at 63 days compared to 62 days sales at March 1, 1997. The primary reason for the reduction in accrued expenses is the payment of year-end 1997 salary accruals in the first quarter of 1998.

The Company's long-term debt to total capitalization ratio was 43.8% at February 28, 1998 compared to 40.4% at November 29, 1997. The primary reason for the increase in this ratio was the funding of a European first quarter acquisition.

Capital expenditures for property, plant and equipment of $12,922 in first quarter 1998 were primarily for continued construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: the Asian economic crisis and other political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; foreign exchange rate fluctuations (particularly with respect to the German mark and the Japanese yen); the regulatory and trade environment; the year 2000 computer issue; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate.

                          PART II.  OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)  Exhibits to Part I

     27     Financial Data Schedule

     99(a) Report on Form 11-K of H.B. Fuller Company Thrift Plan 99(b) Report on Form 11-K of EFTEC Savings Plan

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended February 28, 1998.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    H. B. FULLER COMPANY




Dated:  April 13, 1998              /S/ Jorge Walter Bolanos
                                    ------------------------
                                    Jorge Walter Bolanos
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer



Dated:  April 13, 1998              /S/ David J. Maki
                                    -----------------------
                                    David J. Maki
                                    Vice President
                                    and Controller

                                 EXHIBIT INDEX

EXHIBIT NUMBER

     27      Financial Data Schedule

     99(a)   Report on Form 11-K of H.B. Fuller Company Thrift Plan

     99(b)   Report on Form 11-K of EFTEC Savings Plan