Form 10-Q/A
period 1998-02-28
FULLER H B CO
filed 1998-06-10
CIK 39368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

    (Mark One)
       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED FEBRUARY 28, 1998
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from  ________________ to  __________________

                           Commission File No. 0-3488

                               H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                     41-0268370
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1200 WILLOW LAKE BOULEVARD, VADNAIS HEIGHTS, MINNESOTA                  55110
     (Address of principal executive offices)                         (Zip Code)

                                 (612) 236-5900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,899,621 as of March 31, 1998.

This amendment adds Exhibit 27(b) Restated Financial Data Schedule for March 1, 1997 to restate earnings per share due to an accounting change.


                           PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits to Part I

      27(a)   Financial Data Schedule
      27(b)   Restated Financial Data Schedule for March 1, 1997

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

                                       H. B. FULLER COMPANY


Dated:  June 10, 1998                  /S/ Jorge Walter Bolanos
                                       ------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT NUMBER

         27(a)   Financial Data Schedule

         27(b)   Restated Financial Data Schedule for March 1, 1997

         99(a)   Report on Form 11-K of H.B. Fuller Company Thrift Plan

         99(b)   Report on Form 11-K of EFTEC Savings Plan