Form 10-Q
period 1998-05-30
FULLER H B CO
filed 1998-07-14
CIK 39368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED MAY 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                   ..................to.....................

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

                                 (651) 236-5900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,975,178 as of June 30, 1998.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)

                                                       Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                      ----------------------               ----------------------
                                                        May 30,      May 31,        %       May 30,      May 31,          %
                                                         1998         1997        Change     1998         1997          Change
                                                      ---------    ---------      -----    ---------    ---------     --------
Net sales                                             $ 341,971    $ 328,872       4.0%    $ 652,626    $ 632,963       3.1%
Cost of sales                                          (233,278)    (223,400)      4.4%     (446,299)    (432,762)      3.1%
                                                       --------     --------                --------     --------
Gross profit                                            108,693      105,472       3.1%      206,327      200,201       3.1%
Selling, administrative and other expenses              (83,973)     (83,209)      0.9%     (166,170)    (162,604)      2.2%
                                                       --------     --------                --------     --------
Operating earnings                                       24,720       22,263      11.0%       40,157       37,597       6.8%
Interest expense                                         (6,573)      (4,919)     33.6%      (11,782)      (9,899)     19.0%
Other income (expense), net                                  38          821     -95.4%         (790)         340        *
                                                       --------     --------                --------     --------
Earnings before income taxes and minority interests      18,185       18,165       0.1%       27,585       28,038      -1.6%
Income taxes                                             (7,420)      (7,411)      0.1%      (11,254)     (11,439)     -1.6%
Net earnings of consolidated subsidiaries
  applicable to minority interests                          (65)         102        *             14           78     -82.1%
Earnings from equity investments                            561          255        *            870          255        *
                                                       --------     --------                --------     --------
Net earnings                                             11,261       11,111       1.4%       17,215       16,932       1.7%
Dividends on preferred stock                                 (4)          (4)                     (8)          (8)
                                                       --------     --------                --------     --------
Net earnings applicable to common stock               $  11,257    $  11,107       1.4%    $  17,207    $  16,924       1.7%
                                                      =========    =========               =========    =========
Average number of common and common equivalent
  shares outstanding:
  Basic                                                  13,706       13,961      -1.8%       13,691       13,951      -1.9%
                                                      =========    =========               =========    =========
  Diluted                                                13,855       14,110      -1.8%       13,833       14,095      -1.9%
                                                      =========    =========               =========    =========

Net earnings per common share:
  Basic                                               $    0.82    $    0.79       3.8%    $    1.26    $    1.21       4.1%
                                                      =========    =========               =========    =========
  Diluted                                             $    0.81    $    0.79       2.5%    $    1.24    $    1.20       3.3%
                                                      =========    =========               =========    =========

Cash dividend per common share                        $   0.200    $   0.185       8.1%    $   0.385    $   0.350      10.0%
                                                      =========    =========               =========    =========

*  Change of 100% or more.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In Thousands)

                                                   (Unaudited)
                                                     May 30,      November 29,
                                                      1998            1997
                                                   -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $     5,274    $     2,710
  Trade receivables                                    224,871        211,469
  Allowance for doubtful accounts                       (7,768)        (5,879)
  Inventories                                          167,854        150,685
  Other current assets                                  51,715         50,171
                                                   -----------    -----------
      Total current assets                             441,946        409,156

Property, plant and equipment, net of
  accumulated depreciation of $318,530
  in 1998 and $289,182 in 1997                         420,228        398,561
Deposits and miscellaneous assets                       64,878         62,196
Other intangibles                                       33,746         13,830
Excess cost                                             71,038         33,903
                                                   -----------    -----------
      Total assets                                 $ 1,031,836    $   917,646
                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $    46,416    $    39,675
  Current installments of long-term debt                 7,938          2,551
  Accounts payable                                     114,125        121,883
  Accrued expenses                                      62,647         68,952
  Income taxes payable                                   6,097          4,488
                                                   -----------    -----------
      Total current liabilities                        237,223        237,549

Long-term debt,
  excluding current installments                       328,267        229,996
Accrued pension cost                                    78,601         76,694
Deferred income taxes and other liabilities             21,722         18,477

Minority interest                                       15,953         15,816

Stockholders' equity:
  Preferred stock                                          306            306
  Common stock                                          13,981         13,841
  Additional paid-in capital                            31,214         25,009
  Retained earnings                                    316,839        304,975
  Foreign currency translation adjustment               (3,262)           366
  Unearned compensation                                 (9,008)        (5,383)
                                                   -----------    -----------
      Total stockholders' equity                       350,070        339,114
                                                   -----------    -----------
      Total liabilities and stockholders' equity   $ 1,031,836    $   917,646
                                                   ===========    ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In Thousands)


                                                        Twenty-Six Weeks Ended
                                                        ----------------------
                                                         May 30,       May 31,
                                                          1998          1997
                                                        ---------    ---------
Cash flows from operating activities:
  Net earnings                                             17,215       16,932
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          23,158       22,502
    Pension costs                                           3,257        5,266
    Deferred income tax                                     3,706       (4,249)
    Other items                                            (7,485)        (497)
  Change in current assets and liabilities:
    Accounts receivable                                    (7,032)      (8,318)
    Inventory                                             (13,297)      (4,614)
    Prepaid assets                                          1,566       (7,127)
    Accounts payable                                      (11,689)        (792)
    Accrued expense                                        (1,362)       3,492
    Income taxes payable                                      169       (1,295)
                                                        ---------    ---------
      Net cash (used)provided by operating activities       8,206       21,300

Cash flows from investing activities:
  Purchased property, plant and equipment                 (29,740)     (25,682)
  Purchased business, net of cash acquired                (87,701)      (7,618)
  Proceeds from sale of assets                              9,019        6,411
                                                        ---------    ---------
      Net cash used in investing activities              (108,422)     (26,889)

Cash flows from financing activities:
  Increase in long-term debt                              125,266       22,195
  Current installments and payments of long-term debt     (25,283)      (7,089)
  Notes payable                                             8,844        3,125
  Dividends paid                                           (5,351)      (4,940)
  Other                                                      (468)      (7,781)
                                                        ---------    ---------
      Net cash provided by financing activities           103,008        5,510

Effect of exchange rate changes on cash                      (228)        (165)
                                                        ---------    ---------
Net change in cash and cash equivalents                     2,564         (244)
Cash and cash equivalents at beginning of year              2,710        3,515
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   5,274    $   3,271
                                                        =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense (net of amount capitalized)        $  13,468    $  10,639
    Income taxes                                        $   4,753    $  12,766

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in Thousands)
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of May 30, 1998 and November 29, 1997, the results of its operations for the twenty-six weeks ended May 30, 1998 and May 31, 1997 and its cash flows for the twenty-six weeks ended May 30, 1998 and May 31, 1997. All adjustments were of a normal recurring nature.

2. The results of operations for the thirteen week period ended May 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   The composition of inventories is presented below:

                                      MAY 30, 1998          NOVEMBER 29, 1997
                                      ------------          -----------------
            Raw materials              $  75,436                $  71,234
            Finished goods               103,735                   90,634
            LIFO reserve                 (11,317)                 (11,183)
                                       ---------                ---------
                                       $ 167,854                $ 150,685
                                       =========                =========


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

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At May 30, 1998, the aggregate contract value of instruments used to sell 4,521 pound sterling, 5,370 deutsche marks, 1,000 French francs, and $4,331 to buy foreign currency (primarily 27,740 Dutch guilders) was $13,880. The contracts mature between June 30, 1998 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at May 30, 1998, are as follows:

                                         CARRYING        FAIR
                                          AMOUNT         VALUE
                                         --------       --------
     Cash and short-term investments     $  5,274       $  5,274
     Notes payable                         46,416         46,416
     Long-term debt                       336,205        346,401

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

7. During the first and second quarters, the Company acquired two adhesive companies in the United Kingdom for $87,701 in cash. Assets acquired include other intangibles of $21,028 and excess of cost over net assets acquired of $43,112. The acquisitions were accounted for as purchases and the accompanying Consolidated Financial Statements include the results of these businesses since the purchase date. The historical results of operations on a pro forma basis are not presented as the effects of the acquisitions were not material.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.


RESULTS OF OPERATIONS

Net sales for the second quarter of 1998 increased $13,099, or 4.0%, when compared to the same quarter in 1997. The 4 percentage point sales increase resulted from a 4.1 percentage point increase from volume and changes in product mix, a 3.1 percentage point net impact of acquisitions and divestitures, a negative 1.3 percentage points decreased pricing and a negative 1.9 percentage points from a strengthened U.S. dollar. Net sales for the first half of 1998 increased $19,663, or 3.1%, when compared to the first half of 1997. The 3.1 percentage point sales increase resulted from a 4.2 percentage point increase from volume and changes in product mix, 2.5 percentage points net impact of acquisitions and divestitures, a negative 1.2 percentage points decreased pricing and a negative 2.4 percentage points from a strengthened U.S. dollar.

A comparison of sales increases by operating area is as follows:

                           THIRTEEN WEEKS ENDED           26 WEEKS ENDED
                               MAY 30, 1998                MAY 30, 1998
OPERATING AREA                 MAY 31, 1997                MAY 31, 1997
--------------              -----------------           -------------------

North America                $ 5,037       3%           $14,012        4%
Latin America                  2,088       5%             3,662        4%
Europe                         9,078      15%             5,096        4%
Asia/Pacific                  (3,104)    (13%)           (3,107)      (7%)
                             -------                    -------

Total                        $13,099       4%           $19,663        3%
                             =======                    =======

In North America, the 3% second quarter sales increase was composed of 3 percentage points relating to increased volume and changes in product mix and 1 percentage point resulting from a second quarter 1997 joint venture and a negative 1 percentage point from negative pricing.

The Adhesives, Sealants and Coatings Group had second quarter sales which approximated the sales of 1997. Primary growth occurred in the woodworking, engineered systems and window markets of the structural adhesives group. In the industrial adhesives group, primary growth occurred in the graphic arts market with sales of the paper/converting and nonwoven markets experiencing reduced sales from 1997. The EFTEC (Automotive) group had an 8% increase in sales, with 5 percentage points increase resulting from the 1997 joint venture, 5 percentage points relating to increased volume and changes in product mix and a negative 2 percentage points resulting from decreased pricing. In the Specialty Group, sales increased 8%. The primary growth in sales occurred in TEC Incorporated and Foster Products Incorporated. North American operating earnings grew at a rate of 8% increasing from $15,943 to $17,295.

For the first half of 1998, North American sales increased 4% and was composed of 4 percentage points resulting from increased volume and changes in product mix, one percentage point resulting from the second quarter 1997 Automotive joint venture and a negative one percentage point impact of pricing and currency. The sales of the Adhesives, Sealants and Coatings Group approximated the sales of 1997. Primary growth occurred in the woodworking, engineered systems and window markets of the structural adhesives group. In the industrial adhesives group, primary growth occurred in the graphic arts market with sales of the paper/converting and nonwoven markets experiencing reduced sales from 1997. The EFTEC (Automotive) Group had an 18% increase in sales, with 12 percentage points increase resulting from the 1997 joint venture, 8 percentage points relating to increased volume and changes in product mix and a negative 2 percentage points resulting from decreased pricing. Growth in the Specialty Products Group occurred primarily in TEC Incorporated and Foster Products Incorporated. First half North American operating income increased 15 % from $24,128 to $27,694.

Latin American second quarter 1998 sales increased 5% from 1997. The increase in sales is composed of 7 percentage points relating to increased volume and changes in product mix partially offset by a 2 percentage point decrease in pricing. Operating results were negatively impacted by pricing pressures and slower economies in several countries mainly Brazil and Chile, two major markets. Latin American operating earnings increased 8% when compared to 1997, increasing from $2,916 to $3,164.

In Europe, the 15% second quarter 1998 sales increase was composed of 5 percentage points resulting from unfavorable foreign currency translations due to the strengthening of the U.S. dollar, a negative 2 percentage points due to pricing, a positive 7 percentage points due to increased volume and changes in product mix and 15 percentage points resulting from two 1998 acquisitions in the United Kingdom. Operating earnings increased from $3,374 in the second quarter 1997 to $4,362 in 1998, primarily the result of gross margins generated on increased volumes which offset the lower gross margins, as a percent of sales, caused by the negative impact of raw material shortages, (products sold to the nonwoven market) and competitive pricing pressures.

Asia/Pacific sales decreased 13% from the sales of the same period last year. The strengthening of the U.S. dollar, compared to local currencies, caused a 13 percentage point decrease. Local currency sales increased 3 percentage points due to increased volume and changes in product mix but decreased a net 3 percentage points as a result of a fourth quarter 1997 acquisition and second quarter 1998 divestiture. Operating results decreased from $30 in 1997 to ($101) in 1998, primarily due to negative economic conditions in the region, caused by the continuing currency crisis.

For the first half of 1998, Latin American sales increased 4% over the same period in 1997 with 6 percentage points accounted for by increased volume and changes in product mix and a negative 2 percentage points resulting from decreased pricing. Operating earnings decreased from $8,021 in 1997 to $7,498 in 1998. European sales increased 4% from first half 1997 sales with the strengthening of the U.S. dollar having a 7 percentage points negative impact. The 11 percentage point increase in local currency sales was comprised of 5 percentage points resulting from increased volume and changes in product mix, a net 8 percentage point increase resulting from two acquisitions in the U.K. and the sale of the construction business in 1997 and 2 percentage points in decreased pricing. Operating earnings increased from $5,549 in 1997 to $5,711 in 1998. Asia/Pacific sales decreased 7% with a 14 percentage point decrease resulting from a strengthened U.S. dollar. A 7 percentage point increase resulted from volume and changes in product mix. Operating earnings decreased from ($101) in 1997 to ($746) in 1998.

Cost of sales for the second quarter increased 4.4% ($9,878) over the same quarter in 1997. Consolidated gross margins, as a percent of sales, decreased from 32.1% in 1997 to 31.8% in 1998. Gross margins in 1998 benefited $1,368 ($350 reversal of accrual and $1,018 non-accrual) or 0.4% of sales as a result of a projected non-payment of profit sharing. Profit sharing targets were increased in 1998 from prior year targets to complement overall profitability improvement goals. Overall, raw materials costs were stable when compared to second quarter 1997. However, some of our formulas are based on Styrene, Isoprene, Styrene or SIS block co-polymers. Currently there is a shortage of SIS in the marketplace, which is expected to impact the Company the balance of the year. Strong demand and tight supply of Isoprene monomer, the feedstock of SIS, has caused the shortage. As a result, prices are increasing in all geographic areas. Price increases to our customers are also being implemented where appropriate. Automotive gross margins as a percent of sales decreased as a result of the middle second quarter 1997 joint venture and due to pricing pressures within the industry. Our management continues in the process of rationalizing and merging the operations of the two automotive companies.

Selling, administrative, and other expenses for the quarter were up 0.9% ($764) when compared to the prior year. This category of expense, as a percent of sales, decreased from 25.3% in 1997 to 24.6% in 1998. This category of expense benefited $1,367 ($350 reversal of accrual and $1,017 non-accrual) or 0.4% of sales as a result of projected non-payment of profit sharing.

Year-to-date, cost of sales was up 3.1% ($13,537) when compared to the same period in 1997. Consolidated gross margins, as a percent of sales, equaled the 31.6% of 1997.

Selling, administrative, and other expenses for the quarter increased 2.2% ($3,566) when compared to the prior year. This category of expense, as a percent of sales, improved from 25.7% in 1997 to 25.5% in 1998.

Interest expense of $11,782 increased $1,883 from the expense of the first half of 1997. This was mainly the result of higher overall debt levels to fund acquisitions, repurchase Company stock and for funding of benefit plans.

Year-to-date other income/(expense), net, decreased from an income of $340 in 1997 to expense of $790 in 1998. The income in 1997 was primarily the result of gains from the sale of assets in Germany and in North America. These gains were partially offset by expenses incurred in the pursuit of a major acquisition opportunity which was not successful. Other income in 1998 was generated by the sale of properties in New Zealand, Honduras and Munich which was more than offset by costs associated with the change in CEO, writedown of impaired assets, added goodwill expense and increased currency losses, primarily in Latin America.

Income taxes for the first half of 1998 decreased $185 (1.6%) when compared to the first half of 1997, primarily as a result of decreased earnings. The tax rate for the first half of 1998 reflects a 40.8% annual effective tax rate equal to 1997.

Net earnings increased from $16,932 in the first half of 1997 to $17,215 in the first half of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at May 30, 1998 and November 29, 1997 and May 31, 1997 and November 30, 1996.

During the first half of 1998, the Company generated $8,206 of cash to finance operations as compared to $21,300 in the first half of 1997. The decreased generation of cash was primarily the result of $12,991 increase in cash required to fund working capital in the first half of 1998 compared to the same period in 1997.

Working capital was $204,723 at May 30, 1998 compared to $171,607 at November 29, 1997. The current ratio at May 30, 1998 was 1.9 compared to a ratio of 1.7 at November 29, 1997. The number of days sales in trade accounts receivable was 57 days at May 30, 1998 compared to 54 days sales at May 31, 1997. The average day sales in inventory on hand was 63 days compared to 62 days at May 31, 1997. Trade accounts payable decreased from 46 days at year-end 1997 to 44 days at May 30, 1998.

The Company's long-term debt to total capitalization ratio was 48.4% at May 30, 1998 compared to 40.4% at November 29, 1997. The primary reason for the increase in this ratio is increased debt required to purchase businesses, $87,701 in 1998.

Capital expenditures for property, plant and equipment of $29,740 in the first half of 1998 were primarily for the completion of construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: The Asian economic crisis and other political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivables collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; foreign exchange rate fluctuations (particularly with respect to the German mark and the Japanese yen); the regulatory and trade environment; the year 2000 computer issue; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 16, 1998. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 17,557,993 common and preferred share votes ("Votes") were entitled to be cast at the meeting. At such meeting, each of management's four nominees for director in Class II were elected for a three-year term (until the Company's 2001 Annual Meeting), and until the directors' respective successors are duly elected and qualified. The number of Votes cast for the election of each director and the number of Votes withheld are as follows:

                                    COMBINED COMMON &         COMBINED COMMON &
                                     PREFERRED SHARE          PREFERRED SHARE
      DIRECTOR NAME                  VOTES IN FAVOR            VOTES WITHHELD
      -------------                  --------------           ----------------
      Anthony L. Andersen              16,585,921                 189,154
      Norbert R. Berg                  16,541,856                 233,219
      Freeman A. Ford                  16,540,142                 234,933
      John J. Mauriel, Jr.             16,566,284                 208,791

A proposal to approve the Company's 1998 Directors' Stock Incentive Plan was approved by 15,195,500 Votes cast in favor, 1,246,894 Votes cast against, and 332,681 Votes abstaining. There were no broker non-votes with respect to the approval of the 1998 Directors' Stock Incentive Plan.

A proposal to ratify the appointment of Price Waterhouse L.L.P. as independent auditors for the Company for the fiscal year ending November 28, 1998 was approved by 16,639,039 Votes cast in favor, 103,953 Votes cast against, and 32,083 Votes abstaining. There were no broker non-votes with respect to the ratification of the appointment of Price Waterhouse L.L.P. as auditors.

In addition, a shareholder proposal requesting the Board of Directors adopt a policy not to sell its adhesives to any tobacco-related company when they will use it for the production of cigarettes or other tobacco products was defeated by 13,454,105 Votes against the shareholder proposal, 1,332,857 Votes in favor of the shareholder proposal and 946,624 Votes abstaining. There were 1,041,489 broker non-votes with respect to the shareholder proposal.

                           PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part I

     27(a) Financial Data Schedule
     27(b) Restated Financial Data Schedule for May 31, 1997

     Exhibits to Part II

     10(a) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller
           Company and Albert Stroucken.

     10(b) Consulting Agreement and First Amendment to International Service
           Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling.

     10(c) H.B. Fuller Company 1998 Directors' Stock Incentive Plan.

     10(d) Restricted Stock Award Agreement, dated as of April 23, 1998, between
           H.B. Fuller Company and Lee R. Mitau.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended May 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       H. B. FULLER COMPANY






Dated:  July 13, 1998                  /S/ Jorge Walter Bolanos
                                       ----------------------------
                                       Jorge Walter Bolanos
                                       Senior Vice President,
                                       Treasurer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER

10(a) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller
      Company and Albert Stroucken.

10(b) Consulting Agreement and First Amendment to International Service
      Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling.

10(c) H.B. Fuller Company 1998 Directors' Stock Incentive Plan.

10(d) Restricted Stock Award Agreement, dated as of April 23, 1998, between H.B.
      Fuller Company and Lee R. Mitau.

27(a) Financial Data Schedule

27(b) Restated Financial Data Schedule for May 31, 1997