Form 10-Q
period 1998-08-29
FULLER H B CO
filed 1998-10-13
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED AUGUST 29, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from........to........

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,980,837 as of September 30, 1998.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)

                                                       THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                      -----------------------            -----------------------
                                                      AUGUST 29,   AUGUST 30,     %      AUGUST 29,   AUGUST 30,      %
                                                         1998         1997      CHANGE      1998         1997      CHANGE
                                                      ----------   ----------   ------   ----------   ----------   ------
NET SALES                                               $333,518     $323,460      3.1%    $986,144     $956,423      3.1%
Cost of sales                                           (230,423)    (220,700)     4.4%    (676,723)    (653,462)     3.6%
                                                      ----------   ----------            ----------   ----------
Gross profit                                             103,095      102,760      0.3%     309,421      302,961      2.1%
Selling, administrative and other expenses               (81,211)     (80,814)     0.5%    (247,380)    (243,419)     1.6%
Non-recurring items                                      (24,003)           -      *        (24,003)           -      *
                                                      ----------   ----------            ----------   ----------
Operating earnings                                        (2,119)      21,946      *         38,038       59,542    -36.1%
Interest expense                                          (7,766)      (4,856)    59.9%     (19,548)     (14,755)    32.5%
Other income (expense), net                                 (739)         244      *         (1,529)         585      *
                                                      ----------   ----------            ----------   ----------
Earnings before income taxes and minority interests      (10,624)      17,334      *         16,961       45,372    -62.6%
Income taxes                                                (145)      (7,072)   -97.9%     (11,400)     (18,511)   -38.4%
Net earnings of consolidated subsidiaries
  applicable to minority interests                           119          407    -70.8%         134          485    -72.4%
Earnings from equity investments                             387           94      *          1,257          349      *
                                                      ----------   ----------            ----------   ----------
Net earnings                                             (10,263)      10,763      *          6,952       27,695    -74.9%
Dividends on preferred stock                                  (4)          (4)                  (12)         (12)
                                                      ----------   ----------            ----------   ----------
NET EARNINGS APPLICABLE TO COMMON STOCK                 ($10,267)     $10,759      *         $6,940      $27,683    -74.9%
                                                      ==========   ==========            ==========   ==========

Average number of common and common
 equivalent shares outstanding:
  Basic                                                   13,749       13,798     -0.4%      13,710       13,900     -1.4%
                                                      ==========   ==========            ==========   ==========
  Diluted                                                 13,877       13,947     -0.5%      13,848       14,046     -1.4%
                                                      ==========   ==========            ==========   ==========

NET EARNINGS PER COMMON SHARE:
  Basic                                                   ($0.75)       $0.78      *          $0.51        $1.99    -74.4%
                                                      ==========   ==========            ==========   ==========
  Diluted                                                 ($0.74)       $0.77      *          $0.50        $1.97    -74.6%
                                                      ==========   ==========            ==========   ==========

Cash dividend per common share                            $0.200       $0.185      8.1%      $0.585       $0.535      9.3%
                                                      ==========   ==========            ==========   ==========

*  Change of 100% or more.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                   (Unaudited)
                                                    AUGUST 29,    NOVEMBER 29,
                                                       1998           1997
                                                   -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $     4,294    $     2,710
  Trade receivables                                    217,572        211,469
  Allowance for doubtful accounts                       (4,869)        (5,879)
  Inventories                                          162,846        150,685
  Other current assets                                  59,768         50,171
                                                   -----------    -----------
      TOTAL CURRENT ASSETS                             439,611        409,156

Property, plant and equipment, net of
  accumulated depreciation of $327,691
   in 1998 and $299,356 in 1997                        404,550        398,561
Deposits and miscellaneous assets                       66,979         62,196
Other intangibles                                       34,392         13,830
Excess cost                                             68,614         33,903
                                                   -----------    -----------
      TOTAL ASSETS                                 $ 1,014,146    $   917,646
                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                    $    40,640    $    39,675
  Current installments of long-term debt                 7,198          2,551
  Accounts payable                                     107,637        121,883
  Accrued expenses                                      76,277         68,952
  Income taxes payable                                   5,448          4,488
                                                   -----------    -----------
      TOTAL CURRENT LIABILITIES                        237,200        237,549

Long-term debt,
  excluding current installments                       324,463        229,996
Accrued pension cost                                    80,107         76,694
Deferred income taxes and other liabilities             20,026         18,477

Minority interest                                       15,727         15,816

STOCKHOLDERS' EQUITY:
  Preferred stock                                          306            306
  Common stock                                          13,980         13,841
  Additional paid-in capital                            31,085         25,035
  Retained earnings                                    303,780        304,974
  Foreign currency translation adjustment               (4,045)           341
  Unearned compensation                                 (8,483)        (5,383)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                       336,623        339,114
                                                   -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,014,146    $   917,646
                                                   ===========    ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                        THIRTY-NINE WEEKS ENDED
                                                        -----------------------
                                                        AUGUST 29,   AUGUST 30,
                                                           1998         1997
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $   6,952    $  27,695
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          35,246       34,112
    Pension costs                                           4,434        7,994
    Deferred income tax                                     3,714       (9,373)
    Non-recurring expenses                                 17,833           --
    Other items                                              (658)      (1,824)
  Change in current assets and liabilities:
    Accounts receivable                                      (360)      (7,397)
    Inventory                                              (9,775)      (8,129)
    Prepaid assets                                         (4,684)      (6,680)
    Accounts payable                                      (19,659)         (29)
    Accrued expense                                          (227)       7,319
    Income taxes payable                                   (2,550)        (505)
                                                        ---------    ---------
      NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES      30,266       43,183

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchased property, plant and equipment                 (41,633)     (41,292)
  Purchased business, net of cash acquired                (87,701)      (7,618)
  Proceeds from sale of assets                              9,019        6,411
                                                        ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES              (120,315)     (42,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                              208,309       40,748
  Current installments and payments of long-term debt    (108,704)      (8,746)
  Notes payable                                             4,038        7,811
  Dividends paid                                           (8,146)      (7,504)
  Repurchase common stock                                    --        (15,524)
  Other                                                    (3,453)     (16,424)
                                                        ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            92,044          361

Effect of exchange rate changes on cash                      (411)        (277)
                                                        ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     1,584          768
Cash and cash equivalents at beginning of year              2,710        3,515
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   4,294    $   4,283
                                                        =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest expense (net of amount capitalized)          $21,007      $17,708
    Income taxes                                          $11,458      $21,127

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in Thousands)
                                   (Unaudited)


     1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of August 29, 1998 and November 29, 1997, the results of its operations for the thirty-nine weeks ended August 29, 1998 and August 30, 1997 and its cash flows for the thirty-nine weeks ended August 29, 1998 and August 30, 1997.

     2. The results of operations for the thirteen week period ended August 29, 1998 are not necessarily indicative of the results to be expected for the full year.

     3.   The composition of inventories is presented below:

                            AUGUST 29, 1998    NOVEMBER 29, 1997
                            ---------------    -----------------

              Raw materials     $  71,854           $  71,234
              Finished goods      102,243              90,634
              LIFO reserve        (11,251)            (11,183)
                                ---------           ---------

                                $ 162,846           $ 150,685
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

     5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable/payable/debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables/payables/debt. At August 29, 1998, the aggregate contract value of instruments used to sell 5,358 pound sterling, 4,766 deutsche marks, 4,422 French francs, and $4,362 to buy foreign currency (primarily 28,210 Dutch guilders and 2,379 deutsche marks) was $15,587. The contracts mature between September 15, 1998 and November 20, 2000.

     6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at August 29, 1998, are as follows:

                                             CARRYING        FAIR
                                              AMOUNT         VALUE
                                              ------         -----

          Cash and short-term investments    $  4,294       $  4,294
          Notes payable                        40,640         40,640
          Long-term debt                      331,661        340,883

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

     7. During the first and second quarters, the Company acquired two adhesive companies in the United Kingdom for $87,701 in cash. Assets acquired include other intangibles of $21,207 and excess of cost over net assets acquired of $37,490. The acquisitions were accounted for as purchases and the accompanying Consolidated Financial Statements include the results of these businesses since the purchase date. The historical results of operations on a pro forma basis are not presented as the effects of the acquisitions were not material.

     8. On June 2, 1998 the Company completed agreements for the private placement of senior notes which will partially replace existing borrowing under the revolving lines of credit. A group of investors, primarily insurance companies, provided borrowings of $125,000 in eight to twelve-year senior notes due June 2, 2010 at 6.60% with interest payable semi-annually. The senior notes contain covenants which are generally no more restrictive than current debt agreements.

     9. The earnings in 1998 were impacted by a $24,003 ($18,689 after tax or $1.36 basic earnings per share) non-recurring charge.

          In the quarter, the Company's Board approved and the Company announced a restructuring plan that will streamline the organizational structure worldwide. Over the next six quarters, twelve adhesive manufacturing facilities will be closed, primarily in Europe, Latin America and Asia/Pacific, sales offices and warehouses will be consolidated and layers of management reduced. This plan anticipates a non-recurring charge of $40 to $45 million (before tax) over the next six quarters, reduction of employee census by approximately 600 and reduction of costs in excess of $30 million (before tax) annually, when completed. Cash requirements of this plan are estimated to be $29 to $30 million and will primarily be expended in fiscal 1999. The Company has adequate lines of credit to fund these payments.

          During the third quarter of 1998, the Company took non-recurring charges of $14,245 related to the restructuring plan and a $9,758 charge related to the write-down of previously capitalized computer software due to the reassessment of system benefits as a result of the restructuring. The restructuring charges for the quarter were $6,516 for severance (243 employees, $187 cash and $6,329 accrued), $6,281 write-down of assets due to the restructuring plan, $850 accrued for contract and lease charges impacted by the restructuring and $598 cash in other restructuring expense.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

(Dollars in Thousands)

The following discussion includes comments and data related to the Company's financial conditions and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.

Results of Operations
---------------------

Net sales for the third quarter of 1998 increased $10,058 or 3.1 percent, when compared to the same quarter in 1997. The sales increase was the result of 1.1 percentage points from increased volume and product mix, a net increase of 4.3 percentage points from acquisitions and divestitures, a negative 0.6 percentage points from reduced pricing and a negative 1.7 percentage points due to the strengthening of the U.S. dollar.

A comparison of sales increases by operating area is as follows:


                    Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                        August 29, 1998             August 29, 1998
                        August 30, 1997             August 30, 1997
                        ---------------             ---------------
Operating Area

North America           ($3,476)  (2%)              $10,534    2%
Latin America             1,227    3%                 4,889    3%
Europe                   16,634   29%                21,732   12%
Asia/Pacific             (4,327) (18%)               (7,434) (11%)
                        -------                     -------
Total                   $10,058    3%               $29,721    3%
                        =======                     =======

Net earnings for the quarter decreased from $10,763 in 1997 to a loss of $10,263 in 1998. The earnings in 1998 were impacted by a $24,003 ($18,689 after tax) non-recurring charge.

In the quarter, the Company's Board approved and the Company announced a restructuring plan that will streamline the organizational structure worldwide. Over the next six quarters, twelve adhesive manufacturing facilities will be closed, primarily in Europe, Latin America and Asia/Pacific, sales offices and warehouses will be consolidated and layers of management reduced. This plan anticipates a non-recurring charge of $40 to $45 million (before tax) over the next six quarters, reduction of employee census by approximately 600 and reduction of costs in excess of $30 million (before tax) annually, when completed. Cash requirements of this plan are estimated to be $29 to $30 million and will primarily be expended in fiscal 1999. The Company has adequate lines of credit to fund these payments.

During the third quarter of 1998, the Company took non-recurring charges of $14,245 related to the restructuring plan and a $9,758 charge related to the write-down of previously capitalized computer software due to the reassessment of system benefits as a result of the restructuring. The restructuring charges for the quarter were $6,516 for severance (243 employees, $187 cash and $6,329 accrued), $6,281 write-down of assets due to the restructuring plan, $850 accrued for contract and lease charges impacted by the restructuring and $598 cash in other restructuring expense.

In North America, the 2 percent third quarter sales decrease was composed of one percentage point related to decreased volume and changes in product mix and a negative one percentage point impact from pricing and currency. The Adhesives, Sealants and Coatings Group had a 2 percent decrease in sales compared to third quarter 1997 primarily due to a reduction in paper converting sales. The EFTEC (Automotive) Group had a 12 percent decrease in sales compared to the prior year with the General Motors strike having a negative 18 percentage point impact. In the Specialty Group, sales increased 2 percent. In the quarter, strong increases in TEC Specialty Products, Inc. sales were offset by reduced Linear Products Corporation sales. North American operating earnings decreased from $17,702 to $15,312. The primary reasons for this decrease were the impact of the General Motors strike and the impact of reduced paper converting sales.

For nine months of 1998, North American sales increased 2 percent over the same period in 1997. The increase was composed of 2 percentage points resulting from increased volume and changes in product mix, one percentage point resulting from added sales from a second quarter 1997 joint venture, and a negative one percentage point from negative pricing and the impact of currency. The Adhesives, Sealants and Coatings Group had a one percent decrease in 1998 sales, primarily due to the reduction in paper converting sales. The EFTEC (Automotive) Group had an 8 percent increase in sales, with a 7 percentage point increase resulting from adding the sales of our joint venture partner (second quarter 1997 joint venture). The third quarter 1998 General Motors strike had a negative 6 percentage point impact on 1998 sales. The Specialty Group had a 7 percent increase in sales with the primary growth occurring in TEC Specialty Products, Inc. and the Foster Products Corporation. North American operating earnings increased from $42,088 in 1997 to $43,007 for nine months of 1998.

Latin American third quarter 1998 sales increased 3 percent from 1997. The increase in sales was composed of 4 percentage points relating to increased volume and changes in product mix partially offset by one percentage point decrease in pricing. Latin American operating earnings decreased 20 percent when compared to 1997, decreasing from $2,716 to $2,183. Low volumes and economic pressures within the region were the primary reason for the reduction in operating income.

In Europe, the 29 percent third quarter 1998 sales increase was composed of 4 percentage points due to increased volume and changes in product mix, 27 percentage points related to two 1998 UK acquisitions and a negative 2 percentage points from pricing and a strengthening of the U.S. dollar. Operating earnings increased from $1,633 in third quarter 1997 to $4,774 in 1998 with operating income from the UK acquisitions being the primary reason for the increase.

Asia/Pacific sales decreased 18 percent from sales in the third quarter of 1997. The strengthening of the U.S. dollar, compared to local currencies, caused an 18 percentage point decrease. A positive 8 percentage point increase due to increased volume and changes in product mix was offset by a negative 8 percentage points resulting from a divestiture in New Zealand. Operating earnings decreased from ($105) in 1997 to ($385) in 1998 with all of the change resulting from the New Zealand divestiture.

For nine months of 1998, Latin American sales increased 3% over the same period in 1997 with 5 percentage points accounted for by increased volume and changes in product mix, and a negative 2 percentage points resulting from decreased pricing. Operating earnings decreased from $10,696 in 1997 to $9,681 in 1998. European sales increased 12 percent from nine month sales in 1997. The net impact of acquisitions and divestitures was a positive 14 percentage points, increased volume and changes in product mix 5 percentage points, negative pricing 2 percentage points and a strengthening of the U.S. dollar a negative 5 percentage points. Operating earnings increased from $6,981 in 1997 to $10,484 in 1998. Nine month Asia/Pacific sales decreased 11 percent with a 16 percentage point decrease resulting from a strengthened U.S. dollar. A 7 percentage point increase resulting from volume and changes in product mix was partially offset by a 2 percentage point decrease resulting from the net impact of an acquisition and divestiture. Nine month operating earnings decreased from ($223) in 1997 to ($1,131) in 1998.

Cost of sales for the third quarter increased 4.4 percent ($9,723) over the same quarter in 1997. Consolidated gross margins, as a percent of sales, decreased from 31.8% in 1997 to 30.9% in 1998. The decreased margin, as a percent of sales, in 1998 was primarily the result of low sales volumes and the impact of the General Motors strike.

Year-to-date cost of sales was up 3.6 percent ($23,261) when compared to the same period in 1997. Consolidated gross margins, as a percent of sales, decreased from 31.7% in 1997 to 31.4% in 1998. The decreased margin in 1998 was primarily the result of low sales volumes and the impact of the General Motors strike.

Selling, administrative, and other expenses for the quarter, excluding non-recurring items, were up 0.5 percent ($397) when compared to prior year. This category of expense, as a percent of sales, decreased from 25.0 percent in 1997 to 24.3 percent in 1998. A previously described 1998 non-recurring charge of $24,003 was 7.2 percent of sales.

Selling, administrative, and other expenses for nine months of 1998, excluding non-recurring items, increased 1.6 percent ($3,961) when compared to prior year. This category of expense, as a percent of sales, decreased from 25.5% in 1997 to 25.1% in 1998. A previously described 1998 non-recurring charge of $24,003 was 2.4% of sales.

Year-to-date other (expense)/income, net decreased from an income of $585 in 1997 to expense of $1,529 in 1998. The income in 1997 was primarily the result of gains from the sale of the construction business in Germany and the Automotive joint venture in North America. These gains were partially offset by expenses incurred in the pursuit of a major acquisition opportunity which was not successful, currency losses in Asia/Pacific and outside consulting expense. Other expense in 1998 was generated by the sale of properties in New Zealand, Honduras and Munich and reduced currency losses, primarily Asia/Pacific, which was more than offset by costs associated with the change in CEO, write-down of impaired assets, added goodwill expense and reduced investment income.

Income taxes for the first nine months of 1998 decreased $7,111 (38.4%) when compared to the first nine months of 1997, primarily as a result of decreased earnings. The tax rate for the first nine months 1998 excluding the impact of the non-recurring charge reflects a 40.8% annual effective tax rate equal to 1997. The tax benefit on the non-recurring charge was only $5,314, raising the year-to-date effective tax rate including the charge to 67.2%.

Net earnings decreased from $27,695 in the first nine months of 1997 to $6,952 in the first nine months of 1998. The impact on net earnings of the non-recurring charge was $18,689.

Liquidity and Capital Resources
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at August 29, 1998 and November 29, 1997 and August 30, 1997 and November 30, 1996.

During the first nine months of 1998, the Company generated $30,266 of cash to finance operations as compared to $43,183 in the first nine months of 1997. The decreased generation of cash was primarily the result of $21,834 increase in cash required to fund working capital in the first nine months of 1998 compared to the same period in 1997.

Working capital was $202,411 at August 29, 1998 compared to $171,607 at November 29, 1997. The current ratio at August 29, 1998 was 1.9 compared to a ratio of
1.7 at November 29, 1997. The number of days sales in trade accounts receivable was 57 days at August 29, 1998 compared to 53 days sales at August 30, 1997. The average days sales in inventory on hand was 63 days compared to 63 days at August 30, 1997. Trade accounts payable decreased from 46 days at year-end 1997 to 42 days at August 29, 1998.

The Company's long-term debt to total capitalization ratio was 49.1% at August 29, 1998 compared to 40.4% at November 29, 1997. The primary reason for the increase in this ratio is increased debt required to purchase businesses, $87,701 in 1998.

Capital expenditures for property, plant and equipment of $41,633 in the first nine months of 1998 were primarily for the completion of construction of a manufacturing facility in Georgia, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result of this issue, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions involving the recording of sales, manufacture of products, management of inventory and distribution, preparation of invoices and collection of accounts receivable.

The Company's Year 2000 Project Office (consisting of information technology ("IT") personnel) has established a three-phase program to address the Year 2000 issue. The three phases consist of (a) an assessment phase, (b) an analysis and resolution strategy phase and (c) a remediation and testing phase. The compliance program focuses on the Company's IT as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry).

The assessment phase, during which the Year 2000 Project Office attempted to identify all hardware and software that affect the Company's operations, has been completed with respect to most of the Company's operations. Based on the results of the assessment phase, the Company has determined that its primary hardware and operating system software used in North American operations is Year 2000 compliant. In addition, the Company's internal laboratory and regulatory systems, as well as the Company's financial and enterprise resource planning systems for most division locations in North America, England, Australia, Brazil, Argentina, and Chile are compliant. The Company's Year 2000 Project Office has determined that the Company will need to update or replace certain other hardware and software so that its computer systems will properly utilize dates after December 31, 1999.

The Company is currently in the remediation and testing phase of the program for most of its North American operations. Outside the United States, the Company is addressing compliance issues on a region-by-region basis; and the Company is in the analysis and resolution strategy phase in certain locations and in the remediation and testing phase in other locations. The Company has a timeline for completing all internal Year 2000 remediation projects. The Company currently anticipates these projects will be completed prior to June 30, 1999.

The Company has also begun assessing Year 2000 compliance issues relating to companies with which it has third-party outsourcing relationships in North America, such as a financial institution administering employee benefit plans, telecommunications providers and health care providers. The Company has requested assurances from its significant suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the Year 2000. The Company will continue to assess supplier compliance issues. In addition, the Company is communicating with its major customers regarding the Company's Year 2000 compliance efforts. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

During October 1998, the Company intends to form a Year 2000 Task Force (consisting of representatives from its financial, IT, legal and risk management departments and from its key business units) to address internal and external Year 2000 issues.

The Company expects to incur Year 2000 compliance costs of approximately
$2.0 million over a two-year period ending late 1998. The current total estimated cost to complete Year 2000 compliance efforts over the next year is $1.2 to $1.5 million (will be $2.0 million). Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal manufacturing processes, information processing or interfaces with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as providers of electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company's Year 2000 Task Force will establish a contingency plan to provide for continuity of processing if the Company's Year 2000 compliance efforts fail. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: The Asian economic crisis and other political economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment, new plant startups; accounts receivables collection; the Company's relationships with it major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; foreign exchange rate fluctuations (particularly with respect to the German mark and the Japanese yen); the regulatory and trade environment; the year 2000 computer issue; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate.

                           PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)      Exhibits to Part I

         27(a)   Financial Data Schedule
         27(b)   Restated Financial Data Schedule for August 30, 1997

         Exhibits to Part II

         4(a)    Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes.
         10(a)   Directors' Stock Plan as Amended and Restated July 16, 1998.
         10(b)   Separation Agreement dated August 28, 1998 between H.B. Fuller
                  Company and Jerald L. Scott.
         10(c)   Separation Agreement dated August 28, 1998 between H.B. Fuller
                  Company and Rolf Schubert.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended August 29, 1998.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            H. B. FULLER COMPANY






Dated:  October 12, 1998                    /S/ Jorge Walter Bolanos
                                            ------------------------
                                            Jorge Walter Bolanos
                                            Senior Vice President,
                                            Treasurer and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER

     4(a)     Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes.
    10(a)     Directors' Stock Plan as Amended and Restated July 16, 1998.
    10(b)     Separation Agreement dated August 28, 1998 between H.B. Fuller
               Company and Jerald L. Scott.
    10(c)     Separation Agreement dated August 28, 1998 between H.B. Fuller
               Company and Rolf Schubert.
    27(a)     Financial Data Schedule
    27(b)     Restated Financial Data Schedule for August 30, 1997