Form 10-K405
period 1998-11-28
FULLER H B CO
filed 1999-02-26
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K405

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 28, 1998

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
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

           1200 Willow Lake Boulevard, St. Paul, Minnesota 55110-5101
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to
this Form 10-K405.   [X]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the Registrant as of January 29, 1999 was approximately $560,199,000 (based on the closing price of such stock as quoted on the Nasdaq National Market ($43.00) on such date).

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 13,982,649 as of January 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference to portions of the H.B. Fuller Company 1998 Annual Report to Shareholders.

Part III incorporates information by reference to portions of the Registrant's Proxy Statement dated March 5, 1999.

                               H.B. FULLER COMPANY

                         1998 Form 10-K405 Annual Report
                                Table of Contents

                                     PART I
                                     ------
                                                                            Page
                                                                            ----

Item 1.  Business                                                             3

Item 2.  Properties                                                           6

Item 3.  Legal Proceedings                                                    7

Item 4.  Submission of Matters to a Vote of Security Holders                  7

         Executive Officers of the Registrant                                 8

                                  PART II
                                  -------

Item 5.  Market for Registrant's Common Stock and Related
           Stockholder Matters                                                9

Item 6.  Selected Financial Data                                              9

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           9

Item 8.  Financial Statements and Supplementary Data                          9

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           9

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant                  10

Item 11. Executive Compensation                                              10

Item 12. Security Ownership of Certain Beneficial Owners and Management      10

Item 13. Certain Relationships and Related Transactions                      10

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     11

         Signatures                                                          15

         Schedule II - Valuation and Qualifying Accounts                     17

                                     PART I

Item 1.

Business

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

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 90 percent of 1998 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

The Company also is a quality producer and supplier of powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications in the United States.

Segment Information

For financial information relating to major geographic areas of the Company, see
Note 15, "Business Segment Information", on pages 47 and 48 of the Company's 1998 Annual Report to Shareholders, incorporated herein by reference.

Line of Business and Classes of Similar Products

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, specialty waxes and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

         Class of Product                                   Sales
                                            ----------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
         Adhesives, sealants and coatings        91%          90%          88%
         Paints                                   8            7            7
         Other                                    1            3            5
                                                ---          ---          ---
                                                100%         100%         100%
                                                ===          ===          ===

Non-U.S. Operations

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

The Company's operations overseas face varying degrees of economic and political risk. At the end of fiscal year 1998, the Company had plants in 29 countries outside the United States and satellite sales offices in another 13 countries. The Company also uses license agreements to maintain a worldwide manufacturing network. In the opinion of management of the Company, there are several countries where the Company has operating facilities which have political risks higher than in the United States. Where possible, the Company insures its physical assets against damage from civil unrest.

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

In Latin America, the Company experiences substantial competition in marketing its printing inks and industrial adhesives. In Central America, it is a major factor in the industrial adhesives market and, along with several other large paint manufacturing firms, in the residential paint market. In Europe, the Company is a large manufacturer of adhesives and competes in certain areas of this market with several large companies.

The principal competitive factors in the sale of adhesives, paints, coatings and sealants are product performance, customer and technical service, quality and price.

Customers

Of the Company's $1,347,241,000 total sales to unaffiliated customers in 1998, $779,499,000 was sold through North American operations. The Company's largest customer accounts for less than 5% of consolidated sales.

Backlog

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 28, 1998, November 29, 1997 or November 30, 1996.

Raw Materials

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

Research and Development

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1998, 1997 and 1996 aggregated $22,255,000, $24,830,000 and $25,823,000, respectively.

Environmental Protection

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

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two fiscal years are estimated to be approximately $8.0 million. See additional disclosure under Item 3, Legal Proceedings.

Employees

The Company and its consolidated subsidiaries employed approximately 6,000 persons on November 28, 1998, of which approximately 2,300 persons were employed in the United States.

Item 2.

Properties

The principal manufacturing plants and other properties are located in 30 countries:

                                 U.S. Locations
                                 --------------

California                                   Michigan
    Chatsworth                                     Grand Rapids
    Los Angeles (1 owned, 1 leased)                Madison Heights*
    Roseville                                      Taylor
Florida                                            Warren
    Gainesville                              Minnesota
    Pompano Beach                                  Minneapolis and St. Paul
Georgia                                            (7 owned, 1 leased)
    Covington (2 owned)                      New Jersey - Edison
    Forest Park                                    (1 owned, 1 leased)
    Tucker                                   North Carolina - Greensboro
Illinois                                     Ohio
    Palatine                                       Cincinnati
    Tinley Park                                    Dayton
Indiana - Elkhart                            Tennessee - Memphis*
Kentucky                                     Texas
    Paducah                                        Dallas
                                                   Houston
                                             Washington - Vancouver

                                 Other Locations
                                 ---------------

Argentina - Buenos Aires                     Honduras
Australia - Melbourne                              San Pedro Sula (2 owned)
Austria - Wels                               Italy - Borgolavezzaro
Brazil - Sao Paulo                           Japan - Hamamatsu
Canada                                       Mexico - Mexico City*
      St. Andre est                          Netherlands - Amerongen
      Montreal                               New Zealand - Auckland
      Toronto                                Nicaragua - Managua
Chile - Santiago                             People's Republic of
Colombia - Itagui*                               China - Guangzhou*
Costa Rica - San Jose (5 owned)              Peru - Lima
Dominican Republic - Santo Domingo           Philippines - Manila*
Ecuador - Guayaquil (2 owned)                Puerto Rico - Bayamon
El Salvador - San Salvador                   Republic of Panama - Panama City
Federal Republic of Germany                  Spain - Alicante
      Luneburg                               United Kingdom
      Nienburg*                                    Birmingham*
France - Le Trait                                  Chesham
Guatemala - Guatemala City                         Dukinfield
                                                   Leabrooks*
                                             Venezuela - Caracas

*Leased properties

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area. The Company has facilities for the manufacture of various products with total floor space of approximately 1,656,000 square feet, including 325,000 square feet of leased space. In addition, the Company has approximately 1,992,000 square feet of warehouse space, including 504,000 square feet of leased space. Offices and other facilities total 1,842,000 square feet, including 453,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

Item 3.

Legal Proceedings

Environmental  Remediation

The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean-up of 15 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, the Company does not believe that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will have a material adverse affect on the Company's business or financial condition.

The Company has received requests for information from federal, state or local government entities regarding 8 other contaminated sites. The Company has not been named a party to any administrative proceedings or lawsuits relating to the clean-up of these sites.

From time to time the Company becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). Based on currently available information, the Company does not believe that such compliance matters or alleged violations of laws and regulations, individually or in the aggregate, will have a material adverse affect on the Company's business or financial condition.

Other Legal Proceedings

The Company is subject to legal proceedings incidental to its business. Based on currently available information, the Company does not believe that an adverse outcome in any pending legal proceedings individually or in the aggregate would have a material adverse affect on the Company's business or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of the Company as of January 1, 1999. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name                    Age  Position                                                           Period Served
----                    ---  --------                                                           -------------

Albert P.L. Stroucken   51   President and Chief Executive Officer                              April, 1998-Present
                             General Manager, Inorganics Division, Bayer AG                     1997-1998
                             Executive Vice President,                                          1992-1997
                             President of Industrial Chemicals Division, Bayer Corporation

Jorge Walter Bolanos    55   Senior Vice President                                              1995-Present
                             Chief Financial Officer and Treasurer                              1992-Present

Lars T. Carlson         60   Senior Vice President-Administration                               1996-Present
                             Vice President                                                     1986-1996

Alan R. Longstreet      52   Senior Vice President, Global Strategic Business Units             1998-Present
                             Vice President-Asia/Pacific Group Manager                          1996-1998
                             Vice President-ASC Structural                                      1992-1996

John T. Ray, Jr.        61   General Manager, North American ASC                                1998-Present
                             Senior Vice President                                              1984-Present

Richard C. Baker        46   Corporate Secretary                                                1995-Present
                             Vice President                                                     1993-Present
                             General Counsel                                                    1990-Present

Matthew Critchley       49   Group President, Group Manager, Asia/Pacific ASC                   October, 1998-Present
                             Managing Director, Australia/New Zealand                           1994-1998

Peter Koxholt           54   Group President, General Manager, Europe ASC                       January, 1999-Present
                             Head of Business Unit Textile Chemicals & Specialties, Bayer AG    1995-1998
                             Vice President, Enamels and Ceramics Business,                     1991-1995
                             Bayer Corporation

Antonio Lobo            56   General Manager, Latin America ASC                                 1996-Present
                             Vice President                                                     1989-Present
                             Asia Pacific Group Manager                                         1989-1996

David J. Maki           57   Vice President                                                     1990-Present
                             Controller                                                         1987-Present

Walter Nussbaumer       41   Chief Technology Officer                                           January, 1999-Present
                             Director of Research & Development                                 1997-1998
                             Corporate Research & Development, Group Leader                     1992-1997

Linda J. Welty          43   Group President, General Manager, Specialty                        September, 1998-Present
                             Vice President, General Manager, Clariant International            1997-1998
                             Global Business Director,                                          1994-1996
                             Superabsorbent Materials, Clariant International

The executive officers of the Company are elected annually by the Board of Directors with the exception of the Group Presidents, Group Managers and the Chief Technology Officer, who hold appointed offices.

                                     PART II

Information for Items 5 through 8 of this report appear in the 1998 H.B. Fuller Company Annual Report to Shareholders as indicated in the following table and is incorporated herein by reference to the applicable portions of such Annual
Report:

                                                               Annual Report to
                                                                Shareholders
                                                                    Page
                                                               ----------------
Item 5.

Market for Registrant's Common Stock
         and Related Stockholder Matters

                  Trading Market                                     52
                  High and Low Market Value                          52
                  Dividend Payments                                  52
                  Dividend Restrictions (Note 14)                    45
                  Holders of Common Stock                            52

Item 6.

Selected Financial Data

                  1988 - 1998 in Review and
                    Selected Financial Data                       50-51

Item 7.

Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                  Management's Analysis of Results of
                     Operations and Financial Condition           23-30

Item 7A.

Quantitative and Qualitative Disclosures
         About Market Risk

                  Financial Instruments                           36-37

Item 8.

Financial Statements and Supplementary Data

                  Consolidated Financial Statements               31-48
                  Quarterly Data (Unaudited)(Note 16)                48
                  Report of the Independent Accountants              49

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

Item 10.

Directors and Executive Officers of the Registrant

The information under the heading "Election of Directors" (but not including the sections entitled "Directors' Compensation" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement dated March 5, 1999 (the "1999 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.

Executive Compensation

The section under the heading "Election of Directors" entitled "Directors' Compensation" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Aggregated Option Exercises in Fiscal Year 1998 and Fiscal Year End Option Values," "Retirement Plans," "Employment and Consulting Agreements", "Separation Agreements" and "Change in Control Arrangements" contained in the 1999 Proxy Statement are incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 1999 Proxy Statement is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions

The section entitled "Exchange Agreement" contained in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                            Reference
                                                                               -----------------------------------
                                                                               Form 10-K405         Annual Report
                                                                               Annual Report       to Shareholders
                                                                                   Page                  Page
                                                                               -------------       ---------------

(a)(1.) Index to Consolidated Financial Statements
         Incorporated by Reference to the applicable portions of the 1998 Annual Report to Shareholders of H.B. Fuller
         Company:

                  Consolidated Statements of Earnings for the
                    Three Years Ended November 28, 1998,
                      November 29, 1997 and November 30, 1996                                               31

                  Consolidated Balance Sheets as of
                    November 28, 1998 and November 29, 1997                                                 32

                  Consolidated Statements of Stockholders' Equity
                    for the Three Years Ended November 28, 1998,
                     November 29, 1997 and November 30, 1996                                                33

                  Consolidated Statements of Cash Flows
                    for the Three Years Ended November 28, 1998,
                     November 29, 1997 and November 30, 1996                                                34

                  Notes to Consolidated Financial Statements                                             35-48

                  Report of Independent Accountants                                                         49

(a)(2.) Index to Consolidated Financial Statement
         Schedules for the Three Years Ended November 28, 1998,
         November 29, 1997 and November 30, 1996:

                  Report of Independent Accountants on Financial
                    Statement Schedules                                                16

                  Schedule II  Valuation and Qualifying Accounts                       17


All other financial statement schedules are omitted as the required information is inapplicable or the information is given in the financial statements or related notes.

(a)(3.)  Exhibits

Exhibit Number

3(a)     Restated Articles of Incorporation of H.B. Fuller Company, October 30,
         1998.

3(b) By-Laws of H.B. Fuller Company as amended and restated as of October 15, 1998.

4(a) Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as an exhibit the form of Right Certificate - incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, dated July 24, 1996.

4(b)     Specimen Stock Certificate.

4(c) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock - incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

4(d) Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes - incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

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

*10(d) Directors' Stock Plan as Amended and Restated July 16, 1998 - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

*10(f) H.B. Fuller Company Executive Benefit Trust, dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(g) Form of Employment Agreement signed by executive officers - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990 (Commission File No. 0-3488).

*10(h) Pension Plan Agreement with Dr. Hermann Lagally signed February 5, 1980 (English translation) incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

*10(i) Managing Director Agreement with Dr. Hermann Lagally signed December 1, 1995 - incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

*10(j)   H.B. Fuller Company Supplemental Executive Retirement Plan - 1998
         Revision.

*10(k) Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan.

*10(l) Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling - incorporated by reference to
         Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(m) First Amendment to Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(n) Deferred Compensation Agreement dated May 5, 1997, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(o) Split-Dollar Insurance Agreement, dated May 5, 1997, between H.B. Fuller Company and Jorge Walter Bolanos, as Trustee of the Walter Kissling Irrevocable Trust Agreement dated May 5, 1997 - incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(p) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(q) 1996 Performance Unit Plan - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

*10(r) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller Company and Albert Stroucken - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(s) Consulting Agreement and First Amendment to International Service Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(t) H.B. Fuller Company 1998 Directors' Stock Incentive Plan- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(u) Restricted Stock Award Agreement, dated as of April 23, 1998, between H.B. Fuller Company and Lee R. Mitau - incorporated by reference to
         Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(v) Separation Agreement dated August 28, 1998 between H.B. Fuller Company and Jerald L. Scott - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10(w) Separation Agreement dated August 28, 1998 between H.B. Fuller Company and Rolf Schubert - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10(x) First Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan dated November 4, 1998.

*10(y) Form of Change in Control Agreement dated as of April 8, 1998 between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken.

*10(z) English translation of Separation Agreement dated December 14, 1998 between H.B. Fuller Company and Dr. Hermann Lagally.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K405 pursuant to Item 14(c) of this Form 10-K405.

11          Statement re:  Computation of Net Earnings Per Common Share
13          Pages 23-52 of the 1998 Annual Report to Shareholders
21          Subsidiaries of the Registrant
23          Consent of PricewaterhouseCoopers LLP
24          Powers of Attorney
27(a)       Financial Data Schedule
27(b)       Restated Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 28, 1998.

(c)      See Exhibit Index and Exhibits attached to this Form 10-K405.

(d)      See Financial Statement Schedule included at the end of this Form
         10-K405.

                               S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         H.B. FULLER COMPANY

Dated:  February 25, 1999                By  /s/ Albert P.L. Stroucken
                                             ---------------------------------
                                             ALBERT P.L. STROUCKEN
                                             President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  Signature                                              Title
  ---------                                              -----

/s/ Albert P.L. Stroucken                 President and
---------------------------------         Chief Executive Officer and Director
ALBERT P.L. STROUCKEN                     (Principal Executive Officer)


/s/ Jorge Walter Bolanos                  Senior Vice President,
---------------------------------         Chief Financial Officer and Treasurer
JORGE WALTER BOLANOS                      (Principal Financial Officer)


/s/ David J. Maki                         Vice President and Controller
---------------------------------         (Principal Accounting Officer)
DAVID J. MAKI


*Anthony L. Andersen                      *Norbert R. Berg
---------------------------------        ---------------------------------
ANTHONY L. ANDERSEN                      NORBERT R. BERG, Director
Chair, Board of Directors and
Director


*Edward L. Bronstien, Jr.                *Freeman Ford
---------------------------------        ---------------------------------
EDWARD L. BRONSTIEN, JR., Director       FREEMAN FORD, Director



---------------------------------        ---------------------------------
GAIL D. FOSLER, Director                 REATHA CLARK KING, Director


                                         *John J. Mauriel, Jr.
---------------------------------        ---------------------------------
WALTER KISSLING, Director                JOHN J. MAURIEL, JR., Director


*Lee R. Mitau                            *Rolf Schubert
---------------------------------        ---------------------------------
LEE R. MITAU, Director                   ROLF SCHUBERT, Vice President and
                                         Director

*Lorne C. Webster
---------------------------------
LORNE C. WEBSTER, Director


*By: /s/ Richard C. Baker                            Dated: February 25, 1999
     ----------------------------
         RICHARD C. BAKER
         Attorney in Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
 of H.B. Fuller Company

Our audits of the consolidated financial statements referred to in our report dated January 8, 1999 appearing in the 1998 Annual Report to Stockholders of H.B. Fuller Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K405) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K405. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 8, 1999

                                                                     Schedule II

                H.B. Fuller Company and Consolidated Subsidiaries
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)


                                       Allowance for doubtful receivables
                                  --------------------------------------------
                                  November 28,   November 29,     November 30,
Years Ended                          1998           1997              1996
-----------                       ------------   ------------     ------------
Balance at beginning of period       $5,879         $7,043            $6,256

Additions(deductions):
  Charged to costs and expenses       2,232          1,183             2,745

  Accounts charged off during year   (2,836)        (1,991)           (1,897)

  Accounts of business sold            (154)           (88)                -

  Effect of currency exchange rate
  changes on beginning of year
  balance                               (48)          (268)              (61)

                                     ------         ------            ------
Balance at end of period             $5,073         $5,879            $7,043
                                     ======         ======            ======

                                  EXHIBIT INDEX

Exhibit Number

*3(a)    Restated Articles of Incorporation of H.B. Fuller Company, October 30,
         1998.

*3(b) By-Laws of H.B. Fuller Company as amended and restated as of October 15, 1998.

4(a) Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as an exhibit the form of Right Certificate - incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, dated July 24, 1996.

*4(b)    Specimen Stock Certificate.

4(c) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock - incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

4(d) Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes - incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

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

10(d) Directors' Stock Plan as Amended and Restated July 16, 1998 - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

10(f) H.B. Fuller Company Executive Benefit Trust, dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

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

*10(j)   H.B. Fuller Company Supplemental Executive Retirement Plan - 1998
         Revision.

*10(k) Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan.

10(l) Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling - incorporated by reference to
         Exhibit 10(m) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

10(m) First Amendment to Deferred Compensation Agreement dated December 22, 1994, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

10(n) Deferred Compensation Agreement dated May 5, 1997, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

10(o) Split-Dollar Insurance Agreement, dated May 5, 1997, between H.B. Fuller Company and Jorge Walter Bolanos, as Trustee of the Walter Kissling Irrevocable Trust Agreement dated May 5, 1997 - incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

10(p) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

10(q) 1996 Performance Unit Plan - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1996.

10(r) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller Company and Albert Stroucken - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

10(s) Consulting Agreement and First Amendment to International Service Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

10(t) H.B. Fuller Company 1998 Directors' Stock Incentive Plan- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

10(u) Restricted Stock Award Agreement, dated as of April 23, 1998, between H.B. Fuller Company and Lee R. Mitau - incorporated by reference to
         Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

10(v) Separation Agreement dated August 28, 1998 between H.B. Fuller Company and Jerald L. Scott - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

10(w) Separation Agreement dated August 28, 1998 between H.B. Fuller Company and Rolf Schubert - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10(x) First Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan dated November 4, 1998.

*10(y) Form of Change in Control Agreement dated as of April 8, 1998 between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken.

*10(z) English translation of Separation Agreement dated December 14, 1998 between H.B. Fuller Company and Dr. Hermann Lagally.

*11      Statement re: Computation of Net Earnings Per Common Share
*13      Pages 23-52 of the 1998 Annual Report to Shareholders
*21      Subsidiaries of the Registrant
*23      Consent of PricewaterhouseCoopers LLP
*24      Powers of Attorney
*27(a)   Financial Data Schedule
*27(b)   Restated Financial Data Schedule

*  Asterisked exhibits are filed with this 10-K.