Form 10-Q
period 1999-02-27
FULLER H B CO
filed 1999-04-13
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 27, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ............... to ..................

                           Commission File No. 0-3488

                               H.B. FULLER COMPANY

             (Exact name of registrant as specified in its charter)

           Minnesota                                  41-0268370
(State or other jurisdiction of
  incorporation or organization)         (I.R.S. Employer Identification No.)

        1200 Willow Lake Boulevard, Vadnais Heights, Minnesota 55110-5101
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,010,644 as of March 31, 1999.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                                    Thirteen Weeks Ended
                                                                          -----------------------------------------
                                                                          February 27,     February 28,        %
                                                                             1999              1998          Change
                                                                          ------------     ------------      ------
Net sales                                                                  $ 327,210         $ 310,656        5.3%
Cost of sales                                                               (222,636)         (213,022)       4.5%
                                                                           ---------         ---------
Gross profit                                                                 104,574            97,634        7.1%
Selling, administrative and other expenses                                   (81,949)          (82,197)      -0.3%
Non-recurring items                                                           (2,109)                -           *
                                                                           ---------         ---------
Operating earnings                                                            20,516            15,437       32.9%
Interest expense                                                              (6,867)           (5,209)      31.8%
Other income (expense), net                                                   (1,004)             (829)      21.1%
                                                                           ---------         ---------
Earnings before income taxes and minority interests                           12,645             9,399       34.5%
Income taxes                                                                  (5,481)           (3,835)      42.9%
Net earnings of consolidated subsidiaries
  applicable to minority interests                                               (78)               80           *
Earnings from equity investments                                                 513               310       65.5%
                                                                           ---------         ---------
Net earnings                                                                   7,599             5,954       27.6%
Dividends on preferred stock                                                      (4)               (4)
                                                                           ---------         ---------
Net earnings applicable to common stock                                    $   7,595         $   5,950       27.6%
                                                                           =========         =========

Average number of common and common
   equivalent shares outstanding:
  Basic                                                                       13,772            13,675        0.7%
                                                                           =========         =========
  Diluted                                                                     13,852            13,812        0.3%
                                                                           =========         =========

Net earnings per common share:

  Basic                                                                    $    0.55         $    0.44       25.0%
                                                                           =========         =========
  Diluted                                                                  $    0.55         $    0.43       27.9%
                                                                           =========         =========

Cash dividend per common share                                             $   0.200         $   0.185        8.1%
                                                                           =========         =========

*  Change of 100% or more.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                     (Unaudited)
                                                     February 27,   November 28,
                                                         1999            1998
                                                     ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $     5,792    $     4,605
  Trade receivables                                      230,113        247,952
  Allowance for doubtful accounts                         (4,745)        (5,073)
  Inventories                                            160,869        158,606
  Other current assets                                    54,716         51,810
                                                     -----------    -----------
      Total current assets                               446,745        457,900

Property, plant and equipment, net of
  accumulated depreciation of $346,096
   in 1999 and $343,514 in 1998                          415,281        414,467
Deposits and miscellaneous assets                         71,896         70,673
Other intangibles                                         33,373         34,717
Excess cost                                               67,736         68,412
                                                     -----------    -----------
      Total assets                                   $ 1,035,031    $ 1,046,169
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $    52,734    $    59,282
  Current installments of long-term debt                   6,676          4,428
  Accounts payable                                       122,702        129,694
  Accrued expenses                                        62,959         71,725
  Accrued non-recurring charges                            9,953         13,215
  Income taxes payable                                     2,094          6,816
                                                     -----------    -----------
      Total current liabilities                          257,118        285,160

Long-term debt,
  excluding current installments                         313,631        300,074
Accrued pension cost                                      79,966         83,500
Deferred income taxes and other liabilities               22,508         19,833

Minority interest                                         16,360         16,198

Stockholders' equity:
  Preferred stock                                            306            306
  Common stock                                            14,002         13,983
  Additional paid-in capital                              31,768         31,140
  Retained earnings                                      314,052        309,275
  Accumulated other comprehensive income                  (6,981)        (5,306)
  Unearned compensation                                   (7,699)        (7,994)
                                                     -----------    -----------
      Total stockholders' equity                         345,448        341,404
                                                     -----------    -----------
      Total liabilities and stockholders' equity     $ 1,035,031    $ 1,046,169
                                                     ===========    ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                        Thirteen Weeks Ended
                                                      -------------------------
                                                      February 27, February 28,
                                                          1999         1998
                                                      ------------ ------------
Cash flows from operating activities:
  Net earnings                                          $  7,599    $  5,954
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                         12,536      11,070
    Pension costs                                          1,901       2,238
    Deferred income tax                                     (973)      2,997
    Non-recurring expenses                                (1,847)       --
    Gain on sale of businesses in the
       restructuring plan                                 (2,401)       --
    Other items                                           (3,084)     (4,468)
  Change in current assets and liabilities:
    Accounts receivable                                   11,059       5,202
    Inventory                                             (2,461)    (12,198)
    Prepaid assets                                        (2,437)     (4,612)
    Accounts payable                                      (4,617)     (7,459)
    Accrued expense                                       (3,005)    (12,295)
    Accrued non-recurring charges                         (3,262)       --
    Income taxes payable                                   3,618      (1,841)
                                                        --------    --------
      Net cash provided by(used by)
          operating activities                            12,626     (15,412)

Cash flows from investing activities:
  Purchased property, plant and equipment                (14,367)    (12,922)
  Purchased business, net of cash acquired                (4,483)    (35,139)
                                                        --------    --------
      Net cash used in investing activities              (18,850)    (48,061)

Cash flows from financing activities:
  Increase in long-term debt                              56,130      50,338
  Current installments and payments of
     long-term debt                                      (38,389)    (14,861)
  Notes payable                                           (6,201)     32,883
  Dividends paid                                          (2,803)     (2,564)
  Other                                                   (1,276)     (1,417)
                                                        --------    --------
      Net cash provided by financing activities            7,461      64,379

Effect of exchange rate changes on cash                      (50)        (70)
                                                        --------    --------
Net change in cash and cash equivalents                    1,187         836
Cash and cash equivalents at beginning of year             4,605       2,710
                                                        --------    --------
Cash and cash equivalents at end of period              $  5,792    $  3,546
                                                        ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest expense (net of amount capitalized)        $ 12,089    $  9,218
    Income taxes                                        $  1,777    $  2,730

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                             (Amounts in Thousands)
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of February 27, 1999 and November 28, 1998, the results of its operations for the thirteen weeks ended February 27, 1999 and February 28, 1998 and its cash flows for the thirteen weeks ended February 27, 1999 and February 28, 1998.

2. The results of operations for the thirteen week period ended February 27, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   The composition of inventories is presented below:

                                   February 27, 1999    November 28, 1998
                                   -----------------    -----------------

             Raw materials             $  69,923             $ 73,126
             Finished goods              101,349               95,862
             LIFO reserve                (10,403)             (10,382)
                                       ---------             --------
                                       $ 160,869             $158,606
                                       =========             ========

4. The difference between basic and diluted earnings per share data as presented is due to the dilutive impact of stock options and restricted stock grants whose exercise price or grant price was below the average common stock price for the respective period presented.

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable, payable or debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables, payables or debt. At February 27, 1999, the aggregate contract value of instruments used to sell 4,219 pound sterling, 4,320 deutsche marks, and $4,264 to buy foreign currency (primarily 25,437 Dutch guilders and 2,800 deutsche marks) was $14,305. The contracts mature between March 23, 1999 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at February 27, 1999, are as follows:

                                                Carrying         Fair
                                                 Amount          Value
                                                --------       --------

          Cash and short-term investments       $  5,792       $  5,792
          Notes payable                           52,734         52,734
          Long-term debt                         320,307        325,980

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

7. During the first quarter, the Company acquired an adhesive product line in Australia for $4,483 in cash. Assets acquired include the excess of cost over net assets acquired of $1,629. The acquisition was accounted for as a purchase and the accompanying Consolidated Financial Statements include the results of this product line since the purchase date. The historical results of operations on a pro forma basis are not presented as the effects of the acquisition was not material.

8. As required, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" during the first quarter. Other comprehensive income:

               Foreign currency translation adjustment             ($ 1,675)
                                                                   --------
               Other comprehensive income                          ($ 1,675)
                                                                   ========

9. During the first quarter of 1999, the Company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K.

                                 North              Latin      Asia/
                                America   Europe   America   Pacific     Total
                                -------   ------   -------   -------    -------

        Severance (net of
         pension curtailment)     $  9    $2,931     $ 17    $    20    $ 2,977
        Impairment of
         property, plant and
         equipment                  --        --       --          7          7
        Contracts/leases            --       433       13         84        530
        Consulting                 243       191       20         --        454
        Other                      174       201      133         34        542
                                  ----    ------     ----    -------    -------
        Subtotal                   426     3,756      183        145      4,510
        Less:  Gain on the
         sale of property and
         plant                      --        --       --     (2,401)    (2,401)
                                  ----    ------     ----    -------    -------
        Total                     $426    $3,756     $183    $(2,256)   $ 2,109
                                  ====    ======     ====    =======    =======

     Included in the $4,510 restructuring charge for the quarter are $6,357 of cash costs, $7 non-cash related costs and a $1,854 pension curtailment benefit.

     North America charges relate to a manufacturing plant closing in the quarter and reduced layers of management. Latin American charges relate to two manufacturing plants closed in the quarter (three plants will be closed during the balance of 1999). The European charges relate to announced plant closures in three countries (one announced in the first quarter of 1999 and all to be closed in the second quarter of 1999) and to severance cost associated with the reduction in layers in management. In Asia/Pacific, the costs are related to a manufacturing plant closure, sales offices and warehouses closed, the group office relocation and layers of management which are being reduced. These costs in Asia/Pacific were more than offset by a gain on the sale of the property and plant of the closed plant.

     There was a reduction of census of 227 employees in the first quarter of 1999 as a result of the restructuring plan. An additional 299 employees have been notified of severance over the balance of 1999 with severance costs accrued.

     The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to February 27, 1999. The reconciliation reflects the accruals recorded and payments applied during the quarter.

     Non-recurring charge reserve:

                                 North              Latin       Asia/
                                America   Europe   America    Pacific     Total
                                -------   ------   -------    -------    -------
     Balance:
     November 28, 1998           $1,992    $7,994    $3,141    $  88    $13,215
     Accruals in first qtr.,
      1999:
        Severance                 1,058     3,736        17       20      4,831
        Contracts/leases             --       433        13       84        530
        Consulting                  243       191        20       --        454
        Other                       174       201       133       34        542
     Payments in first
      qtr., 1999:
        Severance                  (703)   (5,600)   (2,082)    (108)    (8,493)
        Contracts/leases             --       (33)      (13)     (84)      (130)
        Consulting                 (243)     (191)      (20)      --       (454)
        Other                      (174)     (201)     (133)     (34)      (542)
                                 ------   -------   -------    -----    -------
     Balance:
     February 27, 1999           $2,347   $ 6,530   $ 1,076    $  --    $ 9,953
                                 ======   =======   =======    =====    =======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)

The following discussion includes comments and data related to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.

Results of Operations

Net sales for the first quarter of 1999 increased $16,554 or 5.3 percent, when compared to 1998. The sales increase was the result of 3.1 percentage points from increased volume and product mix, a net increase of 3.1 percentage points from acquisitions and divestitures, an increase of 0.6 percentage points resulting from a weakening of the U.S. dollar and a negative 1.5 percentage points from reduced pricing.

A comparison of sales increases by operating area is as follows:

                                          Thirteen Weeks Ended
                                            February 27, 1999
                                            February 28, 1998
                                          --------------------
Operating Area
--------------
North America                              $3,059           2%
Latin America                                 895           2%
Europe                                     10,462          18%
Asia/Pacific                                2,138          10%
                                            -----
Total                                     $16,554           5%
                                          =======

Net earnings for the quarter increased from $5,954 in 1998 to $7,599 in 1999. The earnings in 1999 were impacted by a $2,109 ($1,689 after tax) non-recurring charge.

During the first quarter of 1999, the Company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K.

                              North              Latin      Asia/
                             America   Europe   America   Pacific     Total
                             -------   ------   -------   -------    -------
Severance (net of pension
 curtailment)                  $  9   $2,931      $ 17    $    20    $ 2,977
Impairment of property,
 plant and equipment             --       --        --          7          7
Contracts/leases                 --      433        13         84        530
Consulting                      243      191        20         --        454
Other                           174      201       133         34        542
                               ----   ------      ----    -------    -------
Subtotal                        426    3,756       183        145      4,510
Less:  Gain on the sale of
 property and plant              --       --        --     (2,401)    (2,401)
                               ----   ------      ----    -------    -------
Total                          $426   $3,756      $183    $(2,256)   $ 2,109
                               ====   ======      ====    =======    =======


Included in the $4,510 restructuring charge for the quarter are $6,357 of cash costs, $7 non-cash related costs and a $1,854 pension curtailment benefit.

North America charges relate to a manufacturing plant closing in the quarter and reduced layers of management. Latin American charges relate to two manufacturing plants closed in the quarter (three plants will be closed during the balance of 1999). The European charges relate to announced plant closures in three countries (one announced in the first quarter of 1999 and all to be closed in the second quarter of 1999) and to severance cost associated with the reduction in layers in management. In Asia/Pacific, the costs are related to a manufacturing plant closure, sales offices and warehouses closed, the group office relocation and layers of management which are being reduced. These costs in Asia/Pacific were more than offset by a gain on the sale of the property and plant of the closed plant.

There was a reduction of census of 227 employees in the first quarter of 1999 as a result of the restructuring plan. An additional 299 employees have been notified of severance over the balance of 1999 with severance costs accrued.

The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to February 27, 1999. The reconciliation reflects the accruals recorded and payments applied during the quarter.

Non-recurring charge reserve:

                            North              Latin      Asia/
                           America   Europe   America    Pacific    Total
                           -------   ------   -------    -------   -------
Balance:
November 28, 1998         $  1,992  $  7,994   $ 3,141    $  88    $13,215
Accruals in first qtr.,
 1999:
   Severance                 1,058     3,736        17       20      4,831
   Contracts/leases           --         433        13       84        530
   Consulting                  243       191        20       --        454
   Other                       174       201       133       34        542
Payments in first qtr.,
 1999:
   Severance                  (703)   (5,600)   (2,082)    (108)    (8,493)
   Contracts/leases             --       (33)      (13)     (84)      (130)
   Consulting                 (243)     (191)      (20)      --       (454)
   Other                      (174)     (201)     (133)     (34)      (542)
                          --------  --------   -------    -----    -------
Balance:
February 27, 1999         $  2,347  $  6,530   $ 1,076    $  --    $ 9,953
                          ========  ========   =======    =====    =======

In North America, the 2% first quarter sales increase was composed of 3 percentage points relating to increased volume and changes in product mix and a negative one percentage point from pricing and currency. The Adhesives, Sealants and Coatings Group had a one percentage point increase in sales with a 4 percentage point increase from volume and mix being partially offset by a combined negative 3 percentage point decrease resulting from pricing, currency and divestiture of the glue gun and stick business. Paper converting sales continue to be depressed from the prior year due to reduced exports by the Company's customers (primarily to Asia/Pacific area). In the Specialty Group, sales increased 4% from the same period in the prior year. The primary growth in sales occurred in TEC Specialty Products, Inc., where significant growth occurred and Linear Products, Inc., with strong sales. Foster Products Corporation had sales that approximated the sales of 1998 and Global Coatings Division experienced a moderate decrease in sales from the prior year. The Automotive Group had a 2% increase over prior year sales. North American operating earnings, before the non-recurring charge, grew at a rate of 15.7% increasing from $10,428 to $12,064.

Latin American first quarter 1999 sales increased 2% from 1998. The increase in sales is composed of 6 percentage points relating to increased volume and changes in product mix partially offset by a 4 percentage point decrease in pricing. Latin American operating earnings, before the non-recurring charge, increased when compared to 1998 from $4,306 to $4,412. The increase in operating income was the result of reduced operating expenses from tight spending controls and the restructuring efforts in the region. Gross profits were lower than the previous year from the impact of both currency devaluations and recession in various countries, particularly Brazil and Ecuador, and the continuing impact of Hurricane Mitch in Central America.

In Europe, the 18% first quarter 1999 sales increase was primarily the result of a combined impact of 18 percentage points resulting from first and second quarter 1998 United Kingdom acquisitions and the divestiture of the wax business in the fourth quarter of 1998. A negative 5 percentage point impact of decreased volume and mix was offset by a positive 5 percentage point impact of the weakening of the U.S. dollar and pricing. Operating income, before the non-recurring charge, increased from $1,348 in 1998 to $4,770 in 1999. The improvement was the result of the two acquisitions, improved gross margins, operating expense control and restructuring.

Asia/Pacific sales increased 10% from the same period last year. The increase was the result of a 15 percentage point increase in volume and mix and a one percentage point increase from a weakening of the U.S. dollar. The increase was offset by a negative 4 percentage points pricing and a combined negative 2 percentage point impact of a fourth quarter 1998 acquisition in New Zealand, a first quarter 1999 acquisition in Australia and a second quarter 1998 divestiture in New Zealand. Operating results, before the non-recurring charge (benefit), improved from an operating loss of ($645) in 1998 to operating income of $1,379 in 1999. The improvement is primarily the result of the restructuring efforts in the area.

Cost of sales for the first quarter increased 4.5% ($9,614) over the same quarter in 1998. Consolidated gross profits, as a percent of sales, increased from 31.43% in 1998 to 31.96% in 1999. The improvement in gross profit was a result of lower raw material costs and the restructuring effort. Improvement in gross profit was particularly strong in the European and Asia/Pacific areas.

Selling, administrative and other expenses for the quarter were down 0.3% ($248) when compared to the prior year. This category of expense, as a percent of sales, decreased from 26.46% in 1998 to 25.05% in 1999. The restructuring effort and tight expense control were the reasons for this decrease in expense.

Interest expense of $6,867 increased $1,658 from the expense of the first quarter of 1998. This was mainly the result of higher overall debt levels to fund acquisitions.

Income taxes for the first quarter of 1999 increased $1,646 (42.9%) when compared to the first quarter of 1998 primarily as a result of increased earnings. The effective tax rate is expected to be reduced to 40.0 percent in 1999 compared to 40.8 percent in 1998, excluding the low tax benefit provided for a portion of the non-recurring charges incurred in countries where no tax benefit is available.

Liquidity and Capital Resources

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheet at February 27, 1999 and November 28, 1998 and February 28, 1998 and November 29, 1997.

During the first quarter of 1999, the Company generated $12,626 of cash to finance operations as compared to a use of $15,412 of cash in the first quarter of 1998. Compared to last year, operating working capital decreased as a result of reduced inventory, reduced accounts receivable and less of a reduction in accrued expense, primarily due to profit-sharing paid in the first quarter of 1998.

Working capital was $189,627 at February 27, 1999 compared to $172,740 at November 28, 1998. The current ratio at February 27, 1999 was 1.7 compared to
1.6 at November 28, 1998. The number of days sales in trade accounts receivable was 62 days at February 27, 1999 compared to 59 days sales at February 28, 1998. The average days sales in inventory on hand was at 63 days equal to 63 days sales at February 28, 1998.

The Company's long-term debt to total capitalization ratio was 47.6% at February 27, 1999 compared to 46.8% at November 28, 1998. The primary reason for the increase in this ratio was the funding of a European second quarter 1998 acquisition.

Capital expenditures for property, plant and equipment of $14,367 in first quarter 1999 were primarily for construction of manufacturing capacity in Europe to support the restructuring effort, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environmental projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.

Impact of the Year 2000 Issue

The Company's Year 2000 Project Office (consisting of information technology ("IT") personnel) has established a three-phase program to address the Year 2000 Issue. The three phases consist of (a) an assessment phase, (b) an analysis and resolution strategy phase and (c) a remediation and testing phase. The readiness program focuses on the Company's IT as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or similar circuitry).

The assessment phase, during which the Year 2000 Project Office attempted to identify all hardware and software that affect the Company's operations, has been completed with respect to most of the Company's operations. Based on the results of the assessment phase, the Company has determined that its primary hardware and operating system software used in North American operations is Year 2000 ready. In addition, the Company's internal laboratory, regulatory, financial and enterprise resource planning systems for North America are compliant. The Company's Year 2000 Project Office has determined that the Company will need to update or replace certain other hardware and software so that its computer systems will properly utilize dates after December 31, 1999.

Outside the United States, the Company is addressing readiness issues on a region-by-region basis. The Company is in the analysis and resolution strategy phase in certain locations and in the remediation and testing phase in other locations. The Company has a timeline for completing all internal Year 2000 remediation projects. The Company currently anticipates the majority of these projects will be completed prior to June 30, 1999. Remediation projects in certain smaller international locations may not be completed until September, 1999.

The Company has also begun assessing Year 2000 readiness issues relating to companies with which it has third-party outsourcing relationships on a global basis, such as a financial institution administering employee benefit plans, telecommunications providers and health care providers. The Company has requested assurances from its significant suppliers that they are addressing the Year 2000 Issue and that products purchased by the Company from such suppliers will be functioning properly in the Year 2000. The Company will continue to assess supplier readiness issues. In addition, the Company is communicating with its major customers regarding the Company's Year 2000 readiness efforts. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

In October of 1998, the Company formed a Year 2000 Task Force (consisting of representatives from its financial, IT, legal and risk management departments and from its key business units) to address internal and external Year 2000 Issues.

The Company incurred Year 2000 readiness costs of approximately $2,000 over a two-year period ending November 28, 1998. The current total estimated costs to complete Year 2000 readiness efforts in 1999 is $1,200 to $1,500. In recent years, the Company has replaced certain of its financial and operating systems. These systems have not required modifications to address the Year 2000 Issue, and, as a result, the Company's Year 2000 costs have been relatively low. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be greater than anticipated.

The Company's most reasonably likely worst case Year 2000 Issue scenario is a potential inability to obtain raw materials from suppliers in a timely manner, due either to a supplier's inability to manufacture the product or ship it. In such event, the Company many experience a delay in its ability to manufacture and deliver products when ordered by customers. The Company is currently evaluating its alternatives to mitigate the effect of such a scenario, if it occurs.

The Company is developing contingency plans to address other potential failures or delays due to the Year 2000 Issue. The Company is in the process of developing a plan for the "Y2K transition". This will be a comprehensive plan for managing the actual transition over the last week of December, 1999 and the first week of January, 2000.

Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 Issue, experience any material disruptions in internal manufacturing processes, information processing or interfaces with major customers, or with processing orders and billing. However, if certain third-party providers, such as providers of electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: The Asian economic crisis and other political economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with it major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; foreign exchange rate fluctuations (particularly with respect to the German mark and the Japanese yen); the regulatory and trade environment; the Year 2000 computer issue; the conversion to the Euro currency by European Community member states; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate.

                           PART II. OTHER INFORMATION

Item 6.

Exhibits and reports on Form 8-K

(a)  Exhibits to Part I

     27   Financial Data Schedule

     Exhibits to Part II

     10(a) Performance Unit Plan
     10(b) Directors' Deferred Compensation Plan as Amended February 10, 1999

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended February 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         H. B. Fuller Company

Dated: April 12, 1999                    /s/ Jorge Walter Bolanos
                                         ------------------------------------
                                         Jorge Walter Bolanos
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number

  10(a)   Performance Unit Plan
  10(b)   Directors' Deferred Compensation Plan as Amended February 10, 1999
  27      Financial Data Schedule