Form 10-Q
period 1999-05-29
FULLER H B CO
filed 1999-07-13
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended May 29, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from..............to................


                           Commission File No. 0-3488

                               H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

              Minnesota                                   41-0268370
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)



    1200 Willow Lake Boulevard, St. Paul, Minnesota       55110-5101
       (Address of principal executive officers)          (Zip Code)


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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,019,591 as of June 30, 1999.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                       Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                      ----------------------              ----------------------
                                                       May 29,      May 30,        %        May 29,     May 30,         %
                                                        1999         1998        Change      1999         1998       Change
                                                      ---------    ---------     ------   ---------    ---------     ------
Net sales                                             $ 348,198    $ 341,971       1.8%   $ 675,408    $ 652,626       3.5%
Cost of sales                                          (235,708)    (233,278)      1.0%    (458,344)    (446,299)      2.7%
                                                      ---------    ---------              ---------    ---------
Gross profit                                            112,490      108,693       3.5%     217,064      206,327       5.2%
Selling, administrative and other expenses              (81,808)     (83,973)     -2.6%    (163,757)    (166,170)     -1.5%
Non-recurring items                                      (6,060)        --           *       (8,169)        --           *
                                                      ---------    ---------              ---------    ---------
Operating earnings                                       24,622       24,720      -0.4%      45,138       40,157      12.4%
Interest expense                                         (6,587)      (6,573)      0.2%     (13,454)     (11,782)     14.2%
Other income (expense), net                              (1,227)          38         *       (2,231)        (790)        *
                                                      ---------    ---------              ---------    ---------
Earnings before income taxes and minority interests      16,808       18,185      -7.6%      29,453       27,585       6.7%
Income taxes                                             (7,339)      (7,420)     -1.1%     (12,819)     (11,254)     13.9%
Net earnings of consolidated subsidiaries
  applicable to minority interests                         (267)         (65)        *         (346)          14         *
Earnings from equity investments                            824          561      46.9%       1,337          870      53.7%
                                                      ---------    ---------              ---------    ---------
Net earnings                                             10,026       11,261     -11.0%      17,625       17,215       2.3%
Dividends on preferred stock                                 (4)          (4)                    (8)          (8)
                                                      ---------    ---------              ---------    ---------
Net earnings applicable to common stock               $  10,022    $  11,257     -11.0%   $  17,617    $  17,207       2.3%
                                                      =========    =========              =========    =========

Average number of common and common
 equivalent shares outstanding:
  Basic                                                  13,799       13,706       0.7%      13,785       13,691       0.7%
                                                      =========    =========              =========    =========
  Diluted                                                13,969       13,855       0.8%      13,910       13,833       0.6%
                                                      =========    =========              =========    =========

Net earnings per common share:
  Basic                                               $    0.73    $    0.82     -11.0%   $    1.28    $    1.26       1.6%
                                                      =========    =========              =========    =========
  Diluted                                             $    0.72    $    0.81     -11.1%   $    1.27    $    1.24       2.4%
                                                      =========    =========              =========    =========

Cash dividend per common share                        $   0.205    $   0.200       2.5%   $   0.405    $   0.385       5.2%
                                                      =========    =========              =========    =========

*  Change of 100% or more.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                   (Unaudited)
                                                      May 29,     November 28,
                                                       1999          1998
                                                   -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $     5,869    $     4,605
  Trade receivables                                    243,005        247,952
  Allowance for doubtful accounts                       (4,860)        (5,073)
  Inventories                                          155,854        158,606
  Other current assets                                  50,557         51,810
                                                   -----------    -----------
      Total current assets                             450,425        457,900

Property, plant and equipment, net of
  accumulated depreciation of $345,787
   in 1999 and $343,514 in 1998                        411,341        414,467
Deposits and miscellaneous assets                       77,622         70,673
Other intangibles                                       32,605         34,717
Excess cost                                             67,535         68,412
                                                   -----------    -----------
      Total assets                                 $ 1,039,528    $ 1,046,169
                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $    68,432    $    59,282
  Current installments of long-term debt                 6,586          4,428
  Accounts payable                                     120,648        129,694
  Accrued expenses                                      76,504         71,725
  Accrued non-recurring charges                          5,822         13,215
  Income taxes payable                                   6,271          6,816
                                                   -----------    -----------
      Total current liabilities                        284,263        285,160

Long-term debt,
  excluding current installments                       280,401        300,074
Accrued pension cost                                    80,474         83,500
Deferred income taxes and other liabilities             28,052         19,833

Minority interest                                       16,806         16,198

Stockholders' equity:
  Preferred stock                                          306            306
  Common stock                                          14,018         13,983
  Additional paid-in capital                            32,330         31,140
  Retained earnings                                    321,126        309,275
  Accumulated other comprehensive income               (11,195)        (5,306)
  Unearned compensation                                 (7,053)        (7,994)
                                                   -----------    -----------
      Total stockholders' equity                       349,532        341,404
                                                   -----------    -----------
      Total liabilities and stockholders' equity   $ 1,039,528    $ 1,046,169
                                                   ===========    ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           Twenty-six Weeks Ended
                                                           ----------------------
                                                            May 29,       May 30,
                                                             1999          1998
                                                           ---------    ---------
Cash flows from operating activities:
  Net earnings                                             $  17,625    $  17,215
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                             25,754       23,158
    Pension costs                                              3,580        3,257
    Deferred income tax                                         (852)       3,706
    Non-recurring expenses                                      (744)        --
    Gain on sale of businesses in the restructuring plan      (2,371)        --
    Other items                                               (1,810)      (7,485)
  Change in current assets and liabilities:
    Accounts receivable                                       (3,695)      (7,032)
    Inventory                                                  1,939      (13,297)
    Prepaid assets                                            (2,356)       1,566
    Accounts payable                                          (4,747)     (11,689)
    Accrued expense                                            8,378       (1,362)
    Accrued non-recurring charges                             (7,393)        --
    Income taxes payable                                       8,509          169
                                                           ---------    ---------
      Net cash provided by operating activities               41,817        8,206

Cash flows from investing activities:
  Purchased property, plant and equipment                    (27,769)     (29,740)
  Purchased business, net of cash acquired                    (4,483)     (87,701)
  Proceeds from sale of assets                                  --          9,019
                                                           ---------    ---------
      Net cash used in investing activities                  (32,252)    (108,422)

Cash flows from financing activities:
  Increase in long-term debt                                  53,230      125,266
  Current installments and payments of long-term debt        (60,984)     (25,283)
  Notes payable                                                4,367        8,844
  Dividends paid                                              (5,680)      (5,351)
  Other                                                          717         (468)
                                                           ---------    ---------
      Net cash (used)provided by financing activities         (8,350)     103,008

Effect of exchange rate changes on cash                           49         (228)
                                                           ---------    ---------
Net change in cash and cash equivalents                        1,264        2,564
Cash and cash equivalents at beginning of year                 4,605        2,710
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $   5,869    $   5,274
                                                           =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense (net of amount capitalized)           $  15,467    $  13,468
    Income taxes                                           $   3,568    $   4,753


For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements include all adjustments necessary to present fairly the financial position as of May 29, 1999 and November 28, 1998, the results of its operations for the twenty-six weeks ended May 29, 1999 and May 30, 1998 and its cash flows for the twenty-six weeks ended May 29, 1999 and May 30, 1998.

2. The results of operations for the twenty-six week period ended May 29, 1999 are not necessarily indicative of the results to be expected for the full year.

3.         The composition of inventories is presented below:

                                    May 29, 1999       November 28, 1998
                                    ------------       -----------------

                  Raw materials       $  70,890            $  73,126
                  Finished goods         95,206               95,862
                  LIFO reserve          (10,242)             (10,382)
                                      ---------            ---------

                                      $ 155,854            $ 158,606
                                      =========            =========

4. The difference between basic and diluted earnings per share data is due to the dilutive impact of stock options and restricted stock grants whose exercise price or grant price was below the average common stock price for the respective period presented.

5. The Company enters into foreign exchange forward contracts as a hedge against firm commitment foreign currency intercompany accounts receivable, payable, or debt. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the receivable, payable, or debt. At May 29, 1999, the aggregate contract value of instruments used to sell 4,219 pound sterling, 8,469 deutsche marks, $4,125 to buy foreign currency (primarily 25,087 Dutch guilders, 8,050 deutsche marks and 18,000 Austrian shillings) was $17,771. The contracts mature between June 22, 1999 and November 20, 2000.

6. The carrying amounts and estimated fair values of the Company's significant other financial instruments at May 29, 1999, are as follows:

                                                  Carrying         Fair
                                                   Amount          Value
                                                   ------          -----

           Cash and short-term investments       $   5,869       $   5,869
           Notes payable                            68,432          68,432
           Long-term debt                          289,987         288,685

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

7. During the first quarter, the Company acquired an adhesive product line in Australia for $4,483 in cash. Assets acquired include the excess of cost over net assets acquired of $1,629. The acquisition was accounted for as a purchase and the accompanying Consolidated Financial Statements include the results of this product line since the purchase date. The historical results of operations on a pro forma basis are not presented as the effect of the acquisition was not material.

8. As required, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" during the first quarter. Other comprehensive income:

                     Foreign currency translation adjustment     $(5,888)
                                                                 -------
                     Other comprehensive income                  $(5,888)
                                                                 =======

9. During the first half of 1999, the Company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K. The total amount of the charge is now estimated to be from $37,000 to $43,000 (before tax) with approximately $10,000 to $16,000 to be incurred in 1999.

                                 North              Latin     Asia/
                                America   Europe   America   Pacific     Total
                                -------   -------  -------   -------    -------
         Severance (net of
          pension curtailment)  $   519   $ 5,086   $  192   $    25    $ 5,822
         Impairment of
          property, plant
          and equipment            --       1,104     --           7      1,111
         Contracts/leases          --         178       36        84        298
         Consulting                 183       300       96      --          579
         Other                    1,281       900      448       101      2,730
                                -------   -------   ------   -------    -------
         Subtotal                 1,983     7,568      772       217     10,540
         Less: Gain on the
          sale of property and
          plant                    --        --       --      (2,371)    (2,371)
                                -------   -------   ------   -------    -------
         TOTAL                  $ 1,983   $ 7,568   $  772   $(2,154)   $ 8,169
                                =======   =======   ======   =======    =======

         Included in the $10,540 restructuring charge for the first half are $11,283 of cash costs, $1,111 non-cash related costs and a $1,854 pension curtailment benefit.

         North America charges relate to a manufacturing plant closing in the first quarter and reduced layers of management. Latin America charges relate to two manufacturing plants closed in the first quarter, two manufacturing plants closed in the second quarter and one plant to be closed in the balance of 1999. The European charges relate to plant closures in three countries (in the second quarter of 1999) and to severance cost associated with the reduction in layers in management. In Asia/Pacific, the costs are related to a manufacturing plant closure, sales offices and warehouses closed, the area office relocation and layers of management which are being reduced. These costs in Asia/Pacific were more than offset by a gain on the sale of the property and the plant of closed plant.

         There was a reduction of census of 461 employees in the first half of 1999 as a result of the restructuring plan. An additional 92 employees have been notified of severance over the balance of 1999 with severance costs accrued.

         The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to May 29, 1999. The reconciliation reflects the accruals recorded and payments applied during the quarter.

         Non-recurring charge reserve:

                                         North                   Latin       Asia/
                                        America      Europe     America     Pacific       Total
                                        --------    --------    --------    --------    --------
         Balance:
          November 28, 1998             $  1,992    $  7,994    $  3,141    $     88    $ 13,215
         Accruals in first half
          1999:
            Severance                      1,569       5,891         192          25       7,677
            Contracts/leases                --           178          36          84         298
            Consulting                       183         300          96        --           579
            Other                          1,281         900         448         101       2,730
         Payments in first half 1999:
            Severance                     (2,853)     (9,546)     (2,558)       (113)    (15,070)
            Contracts/leases                --          (178)        (36)        (84)       (298)
            Consulting                      (183)       (300)        (96)       --          (579)
            Other                         (1,281)       (900)       (448)       (101)     (2,730)
                                        --------    --------    --------    --------    --------
         Balance:
          May 29, 1999                  $    708    $  4,339    $    775    $   --      $  5,822
                                        ========    ========    ========    ========    ========

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

     Results of Operations
     ---------------------

     Net sales for the second quarter of 1999 increased $6,227, or 1.8%, when compared to the same quarter in 1998. The 1.8 percentage point sales increase resulted from a 1.9 percentage point increase from volume and changes in product mix, a 0.7 percentage point impact of acquisitions and divestitures, a negative 0.6 percentage point decreased pricing and a negative 0.2 percentage points from a strengthened U.S. dollar. Net sales for the first half of 1999 increased $22,782, or 3.5%, when compared to the first half in 1998. The 3.5 percentage point sales increase resulted from a
     2.6 percentage point increase from volume and changes in product mix, 1.4 percentage points net impact of acquisitions and divestitures, a negative
     0.8 percentage point decreased pricing and a positive 0.3 percentage point from a weakening U.S. dollar.

     A comparison of sales increases by operating area is as follows:

                         Thirteen Weeks Ended    Twenty-six Weeks Ended
                             May 29, 1999             May 29, 1999
         Operating Area      May 30, 1998             May 30, 1998
         --------------      ------------             ------------

         North America       $3,949    2%            $ 7,009    2%
         Latin America       (2,321)  (5%)            (1,437)  (1%)
         Europe                 984    1%             11,457    9%
         Asia/Pacific         3,615   17%              5,753   14%
                              -----                  -------
         TOTAL               $6,227    2%            $22,782    3%
                             ======                  =======

         Net earnings for the second quarter decreased from $11,261 in 1998 to $10,026 in 1999. The earnings in 1999 were impacted by $6,060 ($4,251 after tax) in non-recurring charges.

         Net earnings for the first half increased from $17,215 in 1998 to $17,625 in 1999. The earnings in 1999 were impacted by an $8,169 ($5,940 after tax) non-recurring charge.

         During the first half of 1999, the Company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K. The total amount of the charge is now estimated to be from $37,000 to $43,000 (before tax) with approximately $10,000 to $16,000 to be incurred in 1999.

                                 North              Latin     Asia/
                                America   Europe   America   Pacific     Total
                                -------   -------  -------   -------    -------
         Severance (net of
          pension curtailment)  $   519   $ 5,086   $  192   $    25    $ 5,822
         Impairment of
          property, plant
          and equipment            --       1,104     --           7      1,111
         Contracts/leases          --         178       36        84        298
         Consulting                 183       300       96      --          579
         Other                    1,281       900      448       101      2,730
                                -------   -------   ------   -------    -------
         Subtotal                 1,983     7,568      772       217     10,540
         Less: Gain on the
          sale of property and
          plant                    --        --       --      (2,371)    (2,371)
                                -------   -------   ------   -------    -------
         TOTAL                  $ 1,983   $ 7,568   $  772   $(2,154)   $ 8,169
                                =======   =======   ======   =======    =======


         Included in the $10,540 restructuring charge for the first half are $11,283 of cash costs, $1,111 non-cash related costs and a $1,854 pension curtailment benefit.

         North America charges relate to a manufacturing plant closing in the first quarter and reduced layers of management. Latin America charges relate to two manufacturing plants closed in the first quarter, two manufacturing plants closed in the second quarter and one plant to be closed in the balance of 1999. The European charges relate to plant closures in three countries (in the second quarter of 1999) and to severance cost associated with the reduction in layers in management. In Asia/Pacific, the costs are related to a manufacturing plant closure, sales offices and warehouses closed, the area office relocation and layers of management which are being reduced. These costs in Asia/Pacific were more than offset by a gain on the sale of the property and the plant of closed plant.

         There was a reduction of census of 461 employees in the first half of 1999 as a result of the restructuring plan. An additional 92 employees have been notified of severance over the balance of 1999 with severance costs accrued.

         The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to May 29, 1999. The reconciliation reflects the accruals recorded and payments applied during the quarter.

         Non-recurring charge reserve:

                                         North                   Latin       Asia/
                                        America      Europe     America     Pacific      Total
                                        --------    --------    --------    --------    --------
         Balance:
          November 28, 1998             $  1,992    $  7,994    $  3,141    $     88    $ 13,215
         Accruals in first half
          1999:
            Severance                      1,569       5,891         192          25       7,677
            Contracts/leases                --           178          36          84         298
            Consulting                       183         300          96        --           579
            Other                          1,281         900         448         101       2,730
         Payments in first half 1999:
            Severance                     (2,853)     (9,546)     (2,558)       (113)    (15,070)
            Contracts/leases                --          (178)        (36)        (84)       (298)
            Consulting                      (183)       (300)        (96)       --          (579)
            Other                         (1,281)       (900)       (448)       (101)     (2,730)
                                        --------    --------    --------    --------    --------
         Balance:
          May 29, 1999                  $    708    $  4,339    $    775    $   --      $  5,822
                                        ========    ========    ========    ========    ========

         In North America, the 2% second quarter sales increase was composed of 3 percentage points relating to increased volume and changes in product mix and a negative one percentage point from pricing and currency. The Adhesives, Sealants and Coatings Group had a 2 percentage point increase in sales with a 4 percentage point increase from volume and mix being partially offset by a combined negative 2 percentage point decrease resulting from pricing, currency and divestiture of the gun and stick business. Paper converting sales continue to be depressed from the prior year due to reduced exports by the Company's customers (primarily to Asia/Pacific area). In the Specialty Group, sales increased 4% from the same period in the prior year. The primary growth in sales occurred in TEC Specialty Products, Inc., where strong growth occurred and Foster Products Corporation, with moderate sales growth. Linear Products Inc. had sales that increased slightly from the sales of 1998 and Global Coatings Division experienced a slight decrease in sales from the prior year. The Automotive Group had a 1% decrease from prior year sales. North American operating earnings, before the non-recurring charge, grew at a rate of 6.5% increasing from $17,295 to $18,425.

         For the first half of 1999, North American sales increased 2% and was composed of 3 percentage points resulting from increased volume and changes in product mix and a combined negative one percentage point resulting from pricing, currency and a business divestiture. The sales of the Adhesives, Sealants and Coatings Group had a one percentage point increase in sales with a 2 percentage point increase from volume and mix being partially offset by a combined negative one percentage point impact of pricing, currency and business divestiture. The Automotive Group had sales that approximated the sales of 1998. A 4 percent sales growth in Specially Products Group occurred primarily in TEC Specialty Products, Inc. and Foster Products Corporation. First half North American operating income, before the non-recurring charge, increased 10.7% from $27,694 to $30,655.

         Latin American second quarter 1999 sales decreased 5% from 1998. The decease in sales is the result of decreased volume and changes in product mix. Currency devaluations and recessions in various countries, particularly Brazil and Ecuador and the increased use of independent distributors in the region contributed to the decline. Latin American operating earnings, before the non-recurring charge, increased when compared to 1998 from $3,164 to $4,124. The increase in operating income was the result of reduced operating expenses from tight spending controls and the restructuring efforts in the region.

         In Europe, the one percent second quarter 1999 sales increase was the result of a combined impact of 2 percentage points resulting from a second quarter 1998 United Kingdom acquisition and the divestiture of the wax business in the fourth quarter of 1998, a positive one percentage point impact of increased volume and mix and a negative 2 percentage point impact of the strengthening of the U.S. dollar and pricing. Operating income, before the non-recurring charge, increased from $4,362 in 1998 to $6,603 in 1999. The improvement was the result of the restructuring, improved gross margins, operating expense control and the acquisition.

         Asia/Pacific sales increased 17% from the same period last year. The increase was the result of an 8 percentage point increase in volume and mix, a 2 percentage point increase from a weakening of the U.S. dollar, and a combined positive 7 percentage point impact of a fourth quarter 1998 acquisition in New Zealand, a first quarter 1999 acquisition in Australia, and a second quarter 1998 divestiture in New Zealand. Operating results, before the non-recurring charges (benefit), improved from an operating loss of ($101) in 1998 to operating income of $1,530 in 1999. The improvement is primarily the result of the restructuring efforts in the area.

         For the first half of 1999, Latin America sales decreased 1% from the same period in 1998 with a one percentage point increase in volume and product mix being offset by a negative 2 percentage points from decreased pricing. Operating earnings increased from $7,498 in 1998 to $8,371 in 1999. European sales increased 9% from first half 1998 sales with the weakening of the U.S. dollar having a 2 percentage point positive impact. The 7 percentage point increase in local currency sales was primarily the combined result of two acquisitions in the U.K. and the sale of the wax business in 1998. Operating earnings increased from $5,711 in 1998 to $11,372 in 1999. Asia/Pacific sales increased 14% with a one percentage point increase resulting from a weakening U.S. dollar. The 13 percentage point increase in local currency was the result of a 10 percentage point increase from volume and product mix and a combined 3 percentage point impact of two acquisitions and a divestiture. Operating earnings increased from ($746) in 1998 to $2,909 in 1999. All comparisons of operating earnings are before the non-recurring charges.

         Cost of sales for the second quarter increased 1.0% ($2,430) over the same quarter in 1998. Consolidated gross margins, as a percent of sales increased from 31.8% in 1998 to 32.3% in 1999. Gross margins in 1998 benefited $1,368 ($350 reversal of accrual and $1,018 non-accrual) or 0.4% of sales as a result of a projected non-payment of profit sharing. The improvement in gross profit was a result of lower raw material costs and the restructuring effort. Improvement in gross profit was particularly strong in the European and Asia/Pacific areas.

         Selling, administrative, and other expenses for the quarter decreased 2.6% ($2,165) when compared to the prior year. This category of expense, as a percent of sales, decreased from 24.6% in 1998 to 23.5% in 1999. This category of expense benefited $1,367 ($350 reversal of accrual and $1,017 non-accrual) or 0.4% of sales as a result of projected non-payment of profit sharing. In 1999, this category of expense benefited $1,260 as a result of remeasurement of pension and postretirement benefits, due to the curtailment caused by the restructuring in the United States. Based on current assumptions this should be a continuing benefit into the year 2000. The restructuring effort and tight expense control were the reason for the decrease in expense.

         Year-to-date cost of sales was up 2.7% ($12,045) when compared to the same period in 1998. Consolidated gross margins, as a percent of sales, improved from 31.6% in 1998 to 32.1% in 1999.

         Year-to-date selling, administrative, and other expenses decreased 1.5% ($2,413) when compared to the prior year. This category of expense, as a percent of sales, improved from 25.5% in 1998 to 24.2% in 1999.

         Interest expense of $13,454 increased $1,672 from the expense of the first half of 1998. This was mainly the result of higher overall debt levels in the first quarter of 1999 to fund acquisitions.

         Year-to-date other income/(expense), net, increased from an expense of $790 in 1998 to an expense of $2,231 in 1999. The primary reason for the increase in expense was currency losses in Latin America.

         Income taxes for the first half of 1999 increased $1,565 (13.9%) when compared to the first half of 1998 primarily as a result of increased earnings. The effective tax rate is expected to be reduced to 40.0 percent in 1999 compared to 40.8 percent in 1998, after the consideration of the low tax benefit provided for a portion of the non-recurring charges incurred in countries where no tax benefit is available.

         Liquidity and Capital Resources
         -------------------------------

         The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at May 29, 1999 and November 28, 1998 and May 30, 1998 and November 29, 1997.

         During the first half of 1999, the Company generated $41,817 of cash to finance operations as compared to $8,206 in the first half of 1998. The increased generation of cash was primarily the result of $32,280 decrease in cash required to fund working capital in the first half of 1999 compared to the same period in 1998.

         Working capital was $166,162 at May 29, 1999 compared to $172,740 at November 28, 1998. The current ratio at May 29, 1999 was 1.6 equal to the ratio at November 28, 1998. The number of days sales in trade accounts receivable was 62 days at May 29, 1999 compared to 57 days sales at May 30, 1998. The average days sales in inventory on hand was 62 days at May 29, 1999 compared to 63 days at May 30, 1998. Trade accounts payable increased from 44 days at May 30, 1998 to 46 days at May 29, 1999.

         The Company's long-term debt to total capitalization ratio was 44.5% at May 29, 1999 compared to 46.8% at November 28, 1998.

         Capital expenditures for property, plant and equipment of $27,769 in first half 1999 were primarily for construction of manufacturing capacity in Europe to support the restructuring effort, the investment in Information Technology, for general improvements in manufacturing productivity and operating efficiency and for environment projects. Environmental capital expenditures, less than 10% of total expenditures, are not a material portion of overall Company expenditures.


         Impact of the Year 2000 Issue

         The Company's Year 2000 Project Office (consisting of information technology ("IT") personnel) has established a three-phase program to address the Year 2000 Issue. The three phases consist of (a) an assessment phase, (b) an analysis and resolution strategy phase and (c) a remediation and testing phase. The readiness program focuses on the Company's IT as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or similar circuitry.)

         The assessment phase, during which the Year 2000 Project Office attempted to identify all hardware and software that affect the Company's operation, has been completed with respect to most of the Company's operations. Based on the results of the assessment phase, the Company has determined that its primary hardware and operating system software used in North American operations is Year 2000 ready. In addition, the Company's internal laboratory, regulatory, financial and enterprise resource planning systems for North America are compliant. The Company's Year 2000 Project Office has determined that the Company will need to update or replace certain other hardware and software so that its computer systems will properly utilize dates after December 31, 1999.

         Outside the United States, the Company is addressing readiness issues on a region-by-region basis. The Company is in the analysis and resolution strategy phase in certain locations and in the remediation and testing phase in other locations. The Company currently anticipates these projects will be completed by September, 1999.

         The Company has also begun assessing Year 2000 readiness issues relating to companies with which it has third-party outsourcing relationships on a global basis, such as a financial institution administering employee benefit plans, telecommunications providers and health care providers. The Company has requested assurance from its significant suppliers that they will be functioning properly in the Year 2000. The Company will continue to assess supplier readiness issues. In addition, the Company is communicating with its major customers regarding the Company's Year 2000 readiness efforts. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communication, transportation, banking and government.

         In October of 1998, the Company formed a Year 2000 Task Force (consisting of representatives from its financial, IT, legal and risk management departments and from its key business units) to address the internal and external Year 2000 Issues.

         The Company incurred Year 2000 readiness costs of approximately $2,000 over the two-year period ending November 28, 1998. The current total estimated costs to complete Year 2000 readiness efforts in 1999 is $1,200 to $1,500. In recent years, the Company has replaced certain of its financial and operating systems. These systems have not required modification to address the Year 2000 Issue, and, as a result, the Company's Year 2000 costs have been relatively low. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be greater than anticipated.

         The Company's most reasonably likely worst case Year 2000 Issue scenario is a potential inability to obtain raw materials from suppliers in a timely manner, due either to a supplier's inability to manufacture the product or ship it. In such event, the Company may experience a delay in its ability to manufacture and deliver products when ordered by customers. The Company is currently evaluating its alternatives to mitigate the effect of such a scenario, if it occurs.

         The Company is developing contingency plans to address other potential failures or delays due to the Year 2000 Issue. The Company is in the process of developing a plan for the "Y2K transition". This will be a comprehensive plan for managing the actual transition over that last week of December, 1999 and the first week of January, 2000.

         Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 Issue, experience any material disruptions in internal manufacturing processes, information processing or interfacing with major customers, or with processing orders and billing. However, if certain third-party providers, such as providers of electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effects on the Company's results of operations or financial condition.

         Safe Harbor Statement under the Private Securities Litigation Act of
         --------------------------------------------------------------------
         1995
         ----

         Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; change in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the German mark, the Japanese yen, the Brazilian real and the Ecuadorian sucre); the regulatory and trade environment; the Year 2000 computer issue; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate.


         Item 4.

         Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its Annual Meeting of Shareholders on April 15, 1999. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 17,672,698 common and preferred share votes ("Votes") were entitled to be cast at the meeting. At such meeting, each of management's four nominees for director in Class III were elected for a three-year term (until the Company's 2002 Annual Meeting), and until the directors' respective successors are duly elected and qualified. The number of Votes cast for the election of each director and the number of Votes withheld are as follows:

                                      Combined Common &      Combined Common &
                                       Preferred Share        Preferred Share
         Director Name                 Votes in Favor         Votes Withheld
         -------------                 --------------         --------------
         Edward L. Bronstien, Jr.       16,095,048                376,038
         Walter Kissling                15,854,445                616,640
         Lee R. Mitau                   16,217,789                253,296
         Lorne C. Webster               15,992,043                479,042

         A proposal to ratify the appointment of PricewaterhouseCoopers L.L.P. as independent auditors for the Company for the fiscal year ending November 27, 1999 was approved by 16,320,641 Votes cast in favor, 103,135 Votes cast against, and 47,308 Votes abstaining. There were no broker non-votes with respect to the ratification of the appointment of PricewaterhouseCoopers L.L.P. as auditors.

         In addition, a shareholder proposal requesting that the Board of Directors adopt a policy not to sell its adhesives to any tobacco-related company when they will use it for the production of cigarettes or other tobacco products was defeated by 12,884,396 Votes against the shareholder proposal, 1,972,231 Votes in favor of the shareholder proposal and 624,351 Votes abstaining. There were 990,107 broker non-votes with respect to the shareholder proposal.

                           PART II. OTHER INFORMATION




         Item 6.

         Exhibits and reports on Form 8-K

         (a)      Exhibits to Part I

                  27       Financial Data Schedule

                  Exhibits to Part II

         (b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended May 29, 1999.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      H.B. Fuller Company





         Dates:   July 12, 1999                       /S/ David J. Maki
                                                      -----------------
                                                      David J. Maki
                                                      Vice President and
                                                      Controller

                                  EXHIBIT INDEX

Exhibit Number

  27     Financial Data Schedule