Form 10-Q
period 1999-08-28
FULLER H B CO
filed 1999-10-12
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 28, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from.............to.............

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,036,986 as of September 30, 1999.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                       Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                      -----------------------     -------------------------
                                                      August 28,   August 29,      August 28,    August 29,
                                                         1999        1998            1999          1998
                                                      ----------   ----------     -----------    ----------
Net sales                                             $ 331,916    $ 333,518      $1,007,325    $ 986,144
Cost of sales                                          (223,205)    (230,424)       (681,550)    (676,722)
                                                      ---------    ---------      ----------    ---------
Gross profit                                            108,711      103,094         325,775      309,422
Selling, administrative and other expenses              (78,437)     (81,211)       (242,193)    (247,381)
Nonrecurring items                                       (2,995)     (24,003)        (11,165)     (24,003)
                                                      ---------    ---------      ----------    ---------
Operating earnings                                       27,279       (2,120)         72,417       38,038
Interest expense                                         (6,541)      (7,766)        (19,995)     (19,548)
Other income (expense), net                                (158)        (739)         (2,388)      (1,529)
                                                      ---------    ---------      ----------    ---------
Earnings before income taxes and minority interests      20,580      (10,625)         50,034       16,961
Income taxes                                             (8,773)        (145)        (21,594)     (11,399)
Net earnings (losses) of consolidated subsidiaries
  applicable to minority interests                          (51)         119            (396)         133
Earnings from equity investments                            312          387           1,649        1,257
                                                      ---------    ---------      ----------    ---------
Net earnings                                             12,068      (10,264)         29,693        6,952
Dividends on preferred stock                                 (4)          (4)            (12)         (12)
                                                      ---------    ---------      ----------    ---------
Net earnings applicable to common stock               $  12,064     ($10,268)     $   29,681    $   6,940
                                                      =========    =========      ==========    =========

Weighted average common shares outstanding:
  Basic                                                  13,822       13,749          13,797       13,710
                                                      =========    =========      ==========    =========
  Diluted                                                14,015       13,749          13,945       13,848
                                                      =========    =========      ==========    =========

Net earnings (loss) per common share:
  Basic                                               $    0.87       ($0.75)     $     2.15    $    0.51
                                                      =========    =========      ==========    =========
  Diluted                                             $    0.86       ($0.75)     $     2.13    $    0.50
                                                      =========    =========      ==========    =========

Cash dividend per common share                        $   0.205    $   0.200      $    0.610    $   0.585
                                                      =========    =========      ==========    =========


                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)


                                                   (Unaudited)
                                                    August 28,    November 28,
                                                       1999           1998
                                                    ----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     5,560    $     4,605
  Trade receivables                                    235,618        247,952
  Allowance for doubtful accounts                       (4,781)        (5,073)
  Inventories                                          152,518        158,606
  Other current assets                                  52,662         51,810
                                                   -----------    -----------
      Total current assets                             441,577        457,900

Property, plant and equipment, net of
  accumulated depreciation of $353,213
   in 1999 and $343,514 in 1998                        415,395        414,467
Deposits and miscellaneous assets                       77,286         70,673
Other intangibles                                       31,623         34,717
Excess cost                                             66,157         68,412
                                                   -----------    -----------
      Total assets                                 $ 1,032,038    $ 1,046,169
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $    54,234    $    59,282
  Current installments of long-term debt                 8,218          4,428
  Accounts payable                                     118,185        129,694
  Accrued expenses                                      74,006         71,725
  Accrued nonrecurring charges                           5,673         13,215
  Income taxes payable                                   5,554          6,816
                                                   -----------    -----------
      Total current liabilities                        265,870        285,160

Long-term debt,
  excluding current installments                       281,485        300,074
Accrued pension cost                                    81,143         83,500
Deferred income taxes and other liabilities             21,621         19,833
Minority interest                                       16,884         16,198

Stockholders' equity:
  Preferred stock                                          306            306
  Common stock                                          14,037         13,983
  Additional paid-in capital                            33,136         31,140
  Retained earnings                                    330,243        309,275
  Accumulated other comprehensive income                (6,170)        (5,306)
  Unearned compensation                                 (6,517)        (7,994)
                                                   -----------    -----------
      Total stockholders' equity                       365,035        341,404
                                                   ===========    ===========
      Total liabilities and stockholders' equity   $ 1,032,038    $ 1,046,169
                                                   ===========    ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Thirty-Nine Weeks Ended
                                                            --------------------------
                                                            August 28,     August 29,
                                                               1999           1998
                                                            ----------     ----------
Cash flows from operating activities:
  Net earnings                                               $ 29,693      $   6,952
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                              37,769         35,246
    Pension costs                                               5,015          4,434
    Deferred income tax                                          (331)         3,714
    Nonrecurring expenses                                      (1,054)        17,833
    Gain on sale of businesses in the restructuring plan       (2,449)          --
    Other items                                                (6,362)          (658)
  Change in current assets and liabilities:
    Accounts receivable                                         2,078           (360)
    Inventory                                                   5,246         (9,775)
    Prepaid assets                                             (1,490)        (4,684)
    Accounts payable                                           (7,742)       (19,659)
    Accrued expense                                            11,039         (7,406)
    Accrued nonrecurring charges                               (7,542)         7,179
    Income taxes payable                                        8,895         (2,550)
                                                             --------      ---------
      Net cash provided by operating activities                72,765         30,266

Cash flows from investing activities:
  Purchased property, plant and equipment                     (43,157)       (41,633)
  Purchased business, net of cash acquired                     (4,483)       (87,701)
  Proceeds from sale of assets                                   --            9,019
                                                             --------      ---------
      Net cash used in investing activities                   (47,640)      (120,315)

Cash flows from financing activities:
  Increase in long-term debt                                   51,651        208,309
  Current installments and payments of long-term debt         (60,703)      (108,704)
  Notes payable                                                (9,251)         4,038
  Dividends paid                                               (8,559)        (8,146)
  Other                                                         2,669         (3,453)
                                                             --------      ---------
      Net cash (used)provided by financing activities         (24,193)        92,044

Effect of exchange rate changes on cash                            23           (411)
                                                             --------      ---------
Net change in cash and cash equivalents                           955          1,584
Cash and cash equivalents at beginning of year                  4,605          2,710
                                                             --------      ---------
Cash and cash equivalents at end of period                   $  5,560      $   4,294
                                                             ========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense (net of amount capitalized)             $ 25,353      $  21,007
    Income taxes                                             $  7,623      $  11,458


For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 28, 1998.

2.   The composition of inventories is presented below:

                               August 28, 1999      November 28, 1998
                               ---------------      -----------------
             Raw materials         $ 64,584              $ 73,126
             Finished goods          97,902                95,862
             LIFO reserve            (9,968)              (10,382)
                                   --------              --------
                                   $152,518              $158,606
                                   ========              ========

3. The difference between basic and diluted earnings per share data is due to the dilutive impact of stock options and restricted stock grants whose exercise price or grant price was below the average common stock price for the respective period presented.

4. As required, the company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" during the first quarter. Other comprehensive income:

                                                       Quarter        YTD
                                                      ---------     --------
          Beginning balance                           $(11,195)     $(5,306)
          Foreign currency translation adjustment        4,913         (976)
          Translation loss taken through earnings          112          112
                                                      --------      -------
          Ending balance                              $ (6,170)     $(6,170)
                                                      ========      =======

5. During the first nine months of 1999, the company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K. The total amount of the charge is now estimated to be from $39,000 to $43,000 (before tax) with approximately $12,000 to $16,000 to be incurred in 1999.

                                 North            Latin     Asia/
                                America  Europe  America   Pacific     Total
                                -------  ------  -------   -------     -----
     Severance (net of
        pension curtailment)    $1,741   $5,791   $  426   $    166   $ 8,124
     Impairment of property,
        plant and equipment       --        780       13          7       800
     Contracts/leases             --        143      205         84       432
     Consulting                    183      381      199          3       766
     Other                       1,358    1,143      901         90     3,492
                                ------   ------   ------   --------   -------
     Subtotal                    3,282    8,238    1,744        350    13,614
     Less:  Gain on the sale
        of property and plant     --       --       --       (2,449)   (2,449)
                                ------   ------   ------   --------   -------
     Total                      $3,282   $8,238   $1,744   ($ 2,099)  $11,165
                                ======   ======   ======   ========   =======

     Included in the $13,614 restructuring charge for the first nine months are $14,668 of cash costs, $800 non-cash related costs and a $1,854 pension curtailment benefit.

     North America charges related to a manufacturing plant closing in the first quarter, manufacturing and sales offices to be closed in the fourth quarter and reduced layers of management. Latin America charges relate to two manufacturing plants closed in the first quarter, two manufacturing plants closed in the second quarter and one plant to be closed in the balance of 1999. The European charges related to plant closures in three countries (in the second quarter of 1999), severance cost associated with the reduction in layers in management and relocation of the area office. In Asia/Pacific, the costs related to a manufacturing plant closure, sales offices and warehouses closings, the area office relocation and reduced layers of management. The costs in Asia/Pacific were more than offset by a gain on the sale of the closed manufacturing plant.

     There was a reduction in census of 535 employees in the first nine months of 1999 as a result of the restructuring plan. An additional 46 employees have been notified of severance over the balance of 1999 with severance costs accrued.

     The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to August 28, 1999. The reconciliation reflects the accruals recorded and payments applied during the first nine months.

     Nonrecurring charge reserve:

                                        North                  Latin     Asia/
                                       America     Europe     America   Pacific     Total
                                       -------     ------     -------   -------     -----

Balance:  November 28, 1998            $ 1,992    $  7,994    $ 3,141    $  88    $ 13,215
Accruals in first nine months, 1999:
   Severance                             2,790       6,596        426      166       9,978
   Contracts/leases                       --           143        205       84         432
   Consulting                              183         381        199     --           763
   Other                                 1,358         851        914      100       3,223
Payments in first nine months, 1999:
   Severance                            (2,970)    (11,067)    (3,168)    (240)    (17,445)
   Contracts/leases                       --          (211)       (39)     (84)       (334)
   Consulting                             (183)       (381)      (151)    --          (715)
   Other                                (1,049)       (880)    (1,415)    (100)     (3,444)
                                       -------    --------    -------    -----    --------
Balance:  August 28, 1999              $ 2,121    $  3,426    $   112    $  14    $  5,673
                                       =======    ========    =======    =====    ========

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

     Results of Operations
     ---------------------

     Net sales for the third quarter of 1999 decreased $1,602 or 0.5 percent from the third quarter of 1998. The 0.5 percent decrease contained the following components: 1.2 percent increase in volume, 1.1 percent decrease in pricing and changes in product mix, 0.4 percent net decrease from acquisitions/divestitures and 0.2 percent decrease from the stronger U.S. dollar. Through nine months of 1999, net sales increased $21,181 or 2.1 percent over the same period of 1998. Volume accounted for an increase of
     1.9 percent, pricing and mix combined were a negative 0.7 percent, acquisitions/divestitures had a positive 0.8 percent impact and fluctuations in foreign currency against the U.S. dollar accounted for a positive 0.1%.

     Following is a comparison of sales variances by operating area:

                               13 Weeks Ended            39 Weeks Ended
         Operating Area      8/28/99 vs 8/29/98        8/28/99 vs 8/29/98
         --------------      ------------------        ------------------
         North America        $ 3,481     1.8%         $10,409       1.8%
         Latin America         (3,855)   (8.2%)         (5,270)     (3.6%)
         Europe                (4,757)   (6.6%)          6,760       3.3%
         Asia/Pacific           3,529    18.1%           9,282      15.0%
                               ------                  -------
             Total            ($1,602)   (0.5%)        $21,181       2.1%
                              =======                  =======

     Net earnings in the third quarter were $12,068. This compares to a third quarter, 1998 net loss of $10,264. The 1999 earnings include nonrecurring charges of $2,995 ($2,339 after tax). The 1998 earnings include nonrecurring charges of $24,003 ($18,689 after tax).

     Net earnings through nine months of 1999 were $29,693 compared to $6,952 for the first nine months of 1998. The year-to-date impact of the nonrecurring charges was $11,165 ($8,279 after tax) in 1999 and $24,003 ($18,689 after tax) in 1998.

     During the first nine months of 1999, the company recorded the following amounts in the income statement in connection with the restructuring plan implemented in 1998 and discussed in the 1998 Form 10-K. The total amount of the charge is now estimated to be from $39,000 to $43,000 (before tax) with approximately $12,000 to $16,000 to be incurred in 1999.

                                North             Latin     Asia/
                               America   Europe  America   Pacific     Total
                               -------   ------  -------   -------     -----
     Severance (net of
        pension curtailment)    $1,741   $5,791   $  426   $   166    $ 8,124
     Impairment of property,
        plant and equipment       --        780       13         7        800
     Contracts/leases             --        143      205        84        432
     Consulting                    183      381      199         3        766
     Other                       1,358    1,143      901        90      3,492
                                ------   ------   ------   -------    -------
     Subtotal                    3,282    8,238    1,744       350     13,614
     Less: Gain on the sale
        of property and plant     --       --       --      (2,449)    (2,449)
                                ------   ------   ------   -------    -------
     Total                      $3,282   $8,238   $1,744   ($2,099)   $11,165
                                ======   ======   ======   =======    =======

     Included in the $13,614 restructuring charge for the first nine months are $14,668 of cash costs, $800 non-cash related costs and a $1,854 pension curtailment benefit.

     North America charges related to a manufacturing plant closing in the first quarter, manufacturing and sales offices to be closed in the fourth quarter and reduced layers of management. Latin America charges relate to two manufacturing plants closed in the first quarter, two manufacturing plants closed in the second quarter and one plant to be closed in the balance of 1999. The European charges related to plant closures in three countries (in the second quarter of 1999), severance cost associated with the reduction in layers in management and relocation of the area office. In Asia/Pacific, the costs related to a manufacturing plant closure, sales offices and warehouses closings, the area office relocation and reduced layers of management. The costs in Asia/Pacific were more than offset by a gain on the sale of the closed manufacturing plant.

     There was a reduction in census of 535 employees in the first nine months of 1999 as a result of the restructuring plan. An additional 46 employees have been notified of severance over the balance of 1999 with severance costs accrued.

     The following table is a detailed reconciliation of the restructuring reserve balance from November 28, 1998 to August 28, 1999. The reconciliation reflects the accruals recorded and payments applied during the first nine months.

     Nonrecurring charge reserve:

                                             North                  Latin     Asia/
                                            America     Europe     America   Pacific     Total
                                            -------     ------     -------   -------     -----
     Balance:  November 28, 1998            $ 1,992    $  7,994    $ 3,141    $  88    $ 13,215
     Accruals in first nine months, 1999:
        Severance                             2,790       6,596        426      166       9,978
        Contracts/leases                       --           143        205       84         432
        Consulting                              183         381        199     --           763
        Other                                 1,358         851        914      100       3,223
     Payments in first nine months, 1999:
        Severance                            (2,970)    (11,067)    (3,168)    (240)    (17,445)
        Contracts/leases                       --          (211)       (39)     (84)       (334)
        Consulting                             (183)       (381)      (151)    --          (715)
        Other                                (1,049)       (880)    (1,415)    (100)     (3,444)
                                            -------    --------    -------    -----    --------
     Balance:  August 28, 1999              $ 2,121    $  3,426    $   112    $  14    $  5,673
                                            =======    ========    =======    =====    ========

     The North American net sales increase of 1.8 percent consisted of an increase in volume of 3.8 percent, a decrease in pricing and mix of 1.7 percent and a 0.3 percent decrease due to the divestiture of the hot melt stick and gun business in the fourth quarter of 1998. The Adhesives, Sealants and Coatings Group had a sales decrease of 1.9 percent in the third quarter. Volume increased 1.1 percent while pricing and changes in product mix decreased 2.6 percent. The sale of the gun and stick business had a negative 0.4 percent impact. In the Specialty Group, third quarter sales increased 6.1 percent over last year. Strong growth from TEC Specialty Products, Inc. was the primary driver. Foster Products Corporation and Linear Products, Inc. both experienced moderate growth while the Global Coatings Division experienced a slight decline in sales from the third quarter, 1998. The Automotive Group experienced a sales increase of 14.1 percent in the third quarter. Last year's sales were depressed due to strikes in the Auto industry.

     Through nine months, the North American increase in net sales was 1.8 percent. Volume was up 2.8 percent, while pricing and mix were down 0.5 percent. The sale of the stick and gun business had a 0.3 percent negative impact on the nine month sales and currency fluctuations (primarily the Canadian dollar), had a negative 0.2 percent impact. Sales in the Adhesives, Sealants and Coatings Group approximated last year's sales as volume increases of 1.4 percent were offset by decreases in pricing and mix, currency and the business divestiture. The Specialty Group sales through nine months increased 4.8 percent over last year, driven primarily by the growth in TEC Specialty Products, Inc. The Automotive Group experienced a sales increase of 4.2 percent for the first nine months.

     Third quarter, 1999 operating earnings, before nonrecurring charges, in North America were $20,334. This represents an increase of 50.3 percent over third quarter, 1998. Favorable raw material costs, tight operating expense control and savings from the restructuring plan all contributed to the strong third quarter earnings. Through nine months, North American operating earnings prior to nonrecurring charges, were $50,677. This compared to $43,004 for the same period in 1998.

     Third quarter net sales in Europe decreased 6.6 percent from the third quarter, 1998 to $68,773. The stronger U.S. dollar, especially against the deutsch mark, had a negative 3.6 percent impact on third quarter sales. Sale of the Wax business in the fourth quarter, 1998 resulted in a 3.0 percent decrease in sales for the quarter. The decrease in volume of 2.5 percent was offset by a 2.5 percent gain in pricing and changes in product mix. Operating earnings, prior to nonrecurring charges, increased 32.2 percent from third quarter, 1998 to $7,654. Savings from the restructuring plan was the primary driver of the improved earnings.

     Through nine months, European net sales of $209,765 were 3.3 percent above the same period of 1998. Two acquisitions in the United Kingdom in the first half of 1998, net of the Wax business divestiture, resulted in a 3.6 percent sales increase. The year-to-date impact of foreign currency fluctuations had a negative 0.3 percent impact. Similar to the results of the third quarter, volume decreases through the first nine months of 2.1 percent were offset by increases in pricing and product mix. The operating earnings, prior to the nonrecurring charge, increased 81.4 percent over the first nine months of 1998, to $19,026.

     In Latin America, third quarter sales declined 8.2 percent from last year to $42,970. Volume was down 5.5 percent while pricing and mix contributed a negative 2.7 percent. Weak economies in Argentina and Brazil were key factors in the sales decrease. Operating earnings, prior to nonrecurring charges, declined 13.3 percent to $2,235 as savings from the restructuring plan were not enough to offset the decrease in sales.

     Net sales through nine months in Latin America of $139,761 were 3.6 percent below the same period of 1998. Pricing and product mix accounted for 2.4 percent while volume was down 1.2 percent. The operating earnings of $10,919 were above last year's level by 11.3 percent.

     The Asia/Pacific region showed a net sales increase over the third quarter, 1998 of 18.1 percent to $23,016. The strengthening of foreign currencies, primarily the Japanese yen, against the U.S. dollar caused a 10.0 percent increase in the third quarter sales. Two acquisitions, one in the fourth quarter of 1998 and one in the first quarter of 1999, accounted for a 7.5 percent increase. Volume increased 5.9 percent in the quarter while pricing and product mix resulted in a 5.3 percent decrease. Operating earnings of $51 for the quarter was $62 higher than the 1998 operating loss of $9.

     Through nine months of 1999, Asia/Pacific net sales of $71,128 were 15 percent above the first nine months of 1998. Increased volume added 13.3 percent to the nine month sales. The acquisitions mentioned above, net of a divestiture in the second quarter of 1998 accounted for a 4.0 percent increase. The foreign currency changes against the U.S. dollar had a 3.5 percent positive impact while pricing and changes in product mix decreased
     5.8 percent. Operating earnings of $2,960 compares to an operating loss of $1,131 for the first nine months of 1998.

     The third quarter cost of sales for the consolidated company, decreased 3.1 percent. This resulted in a gross margin of 32.8 percent as compared to the third quarter, 1998 gross margin of 30.9 percent. Lower raw material costs and manufacturing savings resulting from the restructuring plan were the major reasons for the margin improvement. Through nine months of 1999, the gross margin was 32.3 percent, which compared to 31.4 percent for the same period in 1998. The European operations have shown particularly strong margins as a result of the restructuring efforts.

     Selling, administrative and other expenses in the third quarter of $78,437 were 3.4 percent below last year. As a percentage of sales, the third quarter, 1999 expenses were 23.6 percent, which compared to 24.3 percent for the same period of 1998. Through nine months, these expenses were 2.1 percent below last year. The percentage of sales improved from 25.1 percent in 1998 to 24.0 percent in 1999. Savings from the restructuring effort and tight spending control were the primary reasons for both the quarter and year-to-date improvement.

     Interest expense of $6,541 in the third quarter was 15.8 percent lower than the $7,766 posted in the third quarter, 1998. Improved cash flow from operations resulted in lower debt levels which, in turn, has resulted in lower interest expense. Through nine months of 1999 interest expense of $19,995 was 2.3 percent higher than the same period of 1998.

     Income tax expense of $8,773 in the third quarter, 1999 compared to expense of $145 for the same period of 1998. The large variance was due to the earnings before taxes and minority interest in 1999 were $20,580, and in 1998 were a loss of $10,625. The loss in 1998 was due to the nonrecurring charges. Excluding the nonrecurring charge, the tax rate for 1999 is expected to be 40.0 percent, compared to 40.8 percent in 1998.

     Liquidity and Capital Resources
     -------------------------------

     The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheets at August 28, 1999 to November 28, 1998 and at August 29, 1998 to November 29, 1997.

     Cash flow provided by operations for the first nine months of 1999 was $72,765. This compares to $30,266 for the same period in 1998. Improved net earnings and lower cash requirements to fund working capital were the key reasons for the cash flow improvement.

     Working capital was $175,707 at August 28,1999. This compares to $172,740 at November 28, 1998 and $202,411 at August 29, 1998. The current ratio of
     1.7 at the end of the third quarter, 1999 compared to 1.9 at the same time in 1998. The number of days sales in trade accounts receivable, net of reserves for doubtful accounts, was 63 at August 28, 1999. At August 29, 1998 the number of days was 57. The average days sales in inventory was 62 at August 28, 1999 compared to 63 at August 29, 1998.

     The total debt to total capitalization ratio was 48.5 percent at August 28, 1999. This compares to 51.6 percent at November 28, 1998.

     Capital expenditures for property, plant and equipment, through the first nine months of 1999, were $43,157. The expenditures were primarily for construction of manufacturing capacity in Europe to support the restructuring efforts, the investment in Information Technology and general improvements in manufacturing productivity and operating efficiency. Environmental capital expenditures were not a material portion of overall company expenditures.

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

     The assessment phase, during which the Year 2000 Project Office attempted to identify all hardware and software that affect the company's operation, has been completed with respect to most of the company's operations. Based on the results of the assessment phase, the company has determined that its primary hardware and operating system software used in North American operations is Year 2000 ready. In addition, the company's internal laboratory, regulatory, financial and enterprise resource planning systems for North America are Year 2000 ready.

     Outside the United States, the company is addressing readiness issues on a region-by-region basis. The company is in the analysis and resolution strategy phase in certain locations and in the remediation and testing phase in other locations. The company currently anticipates these projects will be completed by fiscal year-end.

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

                           PART II. OTHER INFORMATION

Item 6.

Exhibits and reports on Form 8-K

(a)  Exhibits to Part I

     27   Financial Data Schedule.

     Exhibits to Part II

      3(b) Bylaws of H.B. Fuller Company, as amended through July 14, 1999.

     10(a) Employment Agreement dated May 6, 1999, between H.B. Fuller Company and Raymond A. Tucker.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended August 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H.B. Fuller Company

Dated: October 11, 1999                 /s/ Raymond A. Tucker
                                        ------------------------------------
                                        Raymond A. Tucker
                                        Chief Financial Officer
                                        and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

      3(b) Bylaws of H.B. Fuller Company, as amended through July 14, 1999.

     10(a) Employment Agreement dated May 6, 1999, between H.B. Fuller Company and Raymond A. Tucker.

     27    Financial Data Schedule.