Form 10-K
period 1999-11-27
FULLER H B CO
filed 2000-02-24
CIK 39368

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

   (Mark One)
          [X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 27, 1999
                                      OR
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ..................to................

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the Registrant as of January 31, 2000 was approximately $873,930,000 (based on the closing price of such stock as quoted on the NASDAQ National Market ($66.06) on such date).

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,058,338 as of January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference to portions of the H.B. Fuller Company 1999 Annual Report to Shareholders.

Part III incorporates information by reference to portions of the Registrant's Proxy Statement dated March 10, 2000.

                              H.B. FULLER COMPANY
                        1999 Form 10-K Annual Report
                                 Table of Contents

                                        PART I                               Page
                                        ------                               ----

Item 1.     Business                                                            3

Item 2.     Properties                                                          5

Item 3.     Legal Proceedings                                                   6

Item 4.     Submission of Matters to a Vote of Security Holders                 6

            Executive Officers of the Registrant                                6

                                        PART II
                                        -------

Item 5.     Market for Registrant's Common Stock and Related Stockholder
             Matters                                                            8

Item 6.     Selected Financial Data                                             8

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              8

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk          8

Item 8.     Financial Statements and Supplementary Data                         8

Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                           8

                                       PART III
                                       --------

Item 10.    Directors and Executive Officers of the Registrant                  9

Item 11.    Executive Compensation                                              9

Item 12.    Security Ownership of Certain Beneficial Owners and Management      9

Item 13.    Certain Relationships and Related Transactions                      9

                                        PART IV
                                        -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K     9

            Signatures                                                         13

            Schedule II - Valuation and Qualifying Accounts                    14

                                 PART I
Item 1.

Business
--------

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company (the "Company") today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products.
The Company currently employs approximately 5,400 people and has sales operations in 45 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 90 percent of 1999 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

The Company also is a producer and supplier of powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications in the United States.

Segment Information
-------------------

See Note 14, "Business Segment Information", on pages 59 and 60 of the Company's 1999 Annual Report to Shareholders, incorporated herein by reference.

Line of Business and Classes of Similar Products
------------------------------------------------

The Company is engaged in one line of business, the manufacturing of specialty chemical products which includes formulating, compounding and marketing adhesives, sealants and coatings, paints, and related chemicals.

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:

     Class of Product                                    Sales
     ----------------                    -------------------------------------
                                          1999            1998           1997
                                         ------          ------         ------
     Adhesives, sealants and coatings       92%             91%             90%
     Paints                                  8               8               7
     Other                                   -               1               3
                                         -----           -----          ------
                                           100%            100%            100%
                                         =====           =====          ======

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

The Company's operations overseas face varying degrees of economic and political risk. At the end of fiscal year 1999, the Company had plants in 22 countries outside the United States and satellite sales offices in another 22 countries. The Company also uses license agreements to maintain a worldwide manufacturing network. In the opinion of management of the Company, there are several countries where the Company has operating facilities, which have political risks higher than in the United States. Where possible, the Company insures its physical assets against damage from civil unrest.

Competition
-----------

The Company encounters a high degree of competition in the marketing of its products. Because of the large number and variety of its products, the Company does not compete directly with any one competitor in all of its markets. The Company competes with several large, multi-national companies as well as many smaller local, independent firms. In North America, the Company competes with a large number of both the multi-national companies and local firms.

Throughout Latin America, the Company experiences substantial competition in marketing its industrial adhesives. In Central America, the Company also competes with several large paint manufacturing firms. In Europe, the Company is a large manufacturer of adhesives and competes with several large companies.

The principal competitive factors in the sale of adhesives, sealants, coatings and paints are product performance, customer service, technical service, quality and price.

Customers
---------

Of the Company's $1,364,458,000 total sales to unaffiliated customers in 1999, $791,029,000 was sold through North American operations. No single customer accounts for 10% or more of the Company's consolidated sales.

Backlog
-------

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at November 27, 1999, November 28, 1998 or November 29, 1997.

Raw Materials
-------------

The Company purchases from large chemical suppliers raw materials including solvents, plasticizers, waxes, resins, polymers and vinyl acetate monomer which the Company uses to manufacture its principal products. Natural raw materials including starch, dextrines, natural latex and resins are also used in the Company's manufacturing processes. The Company attempts to find multiple sources for all of its raw materials and alternate sources of supply are generally available. An adequate supply of the raw materials used by the Company is presently available in the open market. The Company's Latin American and Asia/Pacific operations import many of their raw materials. Extended delivery schedules of these materials are common, thereby requiring maintenance of higher inventory levels than those maintained in North America and Europe.

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

Research and Development
------------------------

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 1999, 1998 and 1997 aggregated $21,340,000, $22,255,000 and $24,830,000 respectively.

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

Employees
---------

The Company and its consolidated subsidiaries employed approximately 5,400 persons on November 27, 1999, of which approximately 2,200 persons were employed in the United States.

Item 2.

Properties
----------
The principal manufacturing plants are located in 23 countries:


U.S. Locations           Other Locations
--------------           ---------------
California (4)              Argentina                             Japan
Florida                     Australia                             Mexico
Georgia (4)                 Austria                               New Zealand
Illinois (2)                Brazil                                Nicaragua
Indiana                     Canada (3)                            People's Republic of China
Kentucky                    Chile                                 Peru
Michigan (4)                Colombia                              Philippines
Minnesota (7)               Costa Rica (5)                        Republic of Panama
New Jersey                  Dominican Republic                    United Kingdom (3)
North Carolina              Ecuador (2)
Ohio (2)                    Federal Republic of Germany (2)
Texas (2)                   Honduras
Washington                  Italy

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,571,000 square feet, including 325,000 square feet of leased space. In addition, the Company has approximately 2,001,000 square feet of warehouse space, including 491,000 square feet of leased space. Offices and other facilities total 1,836,000 square feet, including 426,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.

Item 3.

Legal Proceedings
-----------------

Environmental  Remediation
--------------------------

The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean up of 11 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, the Company does not believe that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will have a material adverse affect on the Company's business or financial condition.

The Company has received requests for information from federal, state or local government entities regarding 6 other contaminated sites. The Company has not been named a party to any administrative proceedings or lawsuits relating to the clean up of these sites.

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

Other Legal Proceedings
-----------------------

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

                      Executive Officers of the Registrant
                      ------------------------------------

The following sets forth the name, age and business experience for the past five years of each of the executive officers of the Company as of January 31, 2000. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name                             Age        Position                                     Period Served
----                             ---        --------                                     -------------
Albert P.L. Stroucken            52         Chairman of the Board                        October, 1999-Present
                                            President and Chief Executive Officer        April, 1998-Present
                                            General Manager, Inorganics Division,        1997-1998
                                            Bayer AG
                                            Executive Vice President and                 1992-1997
                                            President, Industrial
                                            Chemicals Division,
                                            Bayer Corporation

Name                             Age        Position                                                Period Served
----                             ---        --------                                                -------------
Raymond A. Tucker                54         Senior Vice President                                   October, 1999-Present
                                            Chief Financial Officer                                 July, 1999-Present
                                            Treasurer                                               July-October, 1999
                                            Senior Vice President, Inorganic Products,              1997-1999
                                            Bayer Corporation
                                            Vice President, Finance and Administration,             1992-1997
                                            Industrial Chemicals Division,
                                            Bayer Corporation

Lars T. Carlson                  62         Senior Vice President-Manufacturing Integration         December, 1999-Present
                                            Senior Vice President-Administration                    1996-1999
                                            Vice President                                          1986-1996

Richard C. Baker                 47         Corporate Secretary                                     1995-Present
                                            Vice President                                          1993-Present
                                            General Counsel                                         1990-Present

William L. Gacki                 51         Vice President and Treasurer                            October, 1999-Present
                                            Director, Treasury                                      1995-October, 1999

Linda J. Welty                   44         Group President, General Manager                        September, 1998-Present
                                            Specialty Group
                                            Vice President, General Manager,                        1997-1998
                                            Superabsorbent Materials, Clariant International
                                            Global Business Director                                1994-1996
                                            Superabsorbent Materials, Clariant International

Peter Koxholt                    55         Group President, General Manager Europe                 January, 1999-Present
                                            Head of Business Unit Textile Chemicals                 1995-1998
                                            & Specialties, Bayer AG
                                            Vice President, Enamels and Ceramics Business,          1991-1995
                                            Bayer Corporation

Antonio Lobo                     57         Vice President, Group President,                        1999-Present
                                            General Manager Latin America
                                            Vice President, Latin American Group Manager            1996-1999
                                            Vice President, Asia/Pacific Group Manager              1989-1996

Alan R. Longstreet               53         Senior Vice President-Performance Products              December, 1999-Present
                                            Senior Vice President Global SBU's                      1998-1999
                                            Vice President-Asia/Pacific Group Manager               1996-1998
                                            Vice President-ASC Structural                           1992-1996

David J. Maki                    58         Vice President                                          1990-Present
                                            Controller                                              1987-Present

Michael D. Modak                 43         Vice President-Industrial Products                      January, 2000-Present
                                            Director, Corporate Development                         1994-1999

Walter Nussbaumer                42         Vice President, Chief Technology Officer                December, 1999-Present
                                            and Full-Valu
                                            Vice President, Chief Technology Officer                January, 1999-Present
                                            Director of Research & Development                      1997-1998
                                            Corporate Research & Development,                       1992-1997
                                            Group Leader

Name                             Age        Position                                                Period Served
----                             ---        --------                                                -------------
Matthew Critchley                50         Group President, General Manager Asia/Pacific           October, 1998-Present
                                            Managing Director, Australia/New Zealand                1994-1998

The executive officers of the Company are elected annually by the Board of Directors with the exception of the Group Presidents, Group Managers, Vice President-Industrial Products and the Chief Technology Officer, who hold appointed offices.

                                 PART II

Information for Items 5 through 8 of this report appear in the 1999 H.B. Fuller Company Annual Report to Shareholders as indicated in the following table and is incorporated herein by reference to the applicable portions of such Annual
Report:

                                                   Annual Report to Shareholders
                                                                Page
                                                              --------
Item 5.

Market for Registrant's Common Stock
------------------------------------
     and Related Stockholder Matters
     -------------------------------
          Trading Market                                            64
          High and Low Market Value                                 64
          Dividend Payments                                         64
          Dividend Restrictions (Note 13)                           56
          Holders of Common Stock                                   64

Item 6.

Selected Financial Data
-----------------------
          1989 - 1999 in Review and
           Selected Financial Data                              62-63

Item 7.

Management's Discussion and Analysis of
---------------------------------------
     Financial Condition and Results of Operations
     ---------------------------------------------
          Management's Discussion and Analysis of Results of
           Operations and Financial Condition                   31-39

Item 7A.

Quantitative and Qualitative Disclosures
----------------------------------------
     About Market Risk
     -----------------
          Financial Instruments                                    45

Item 8.

Financial Statements and Supplementary Data
-------------------------------------------------
          Consolidated Financial Statements                     40-60
          Quarterly Data (Unaudited)(Note 15)                      60
          Report of the Independent Accountants                    61

Item 9.

Changes in and Disagreements with Accountants
---------------------------------------------
     on Accounting and Financial Disclosure
     --------------------------------------
          None

                                    PART III

Item 10.

Directors and Executive Officers of the Registrant
--------------------------------------------------

The information under the heading "Election of Directors" (but not including the sections entitled "Directors' Compensation" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement dated March 10, 2000 (the "2000 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.

Executive Compensation
----------------------

The section under the heading "Election of Directors" entitled "Directors' Compensation" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Fiscal Year 1999 and Fiscal Year End Option Values," "Retirement Plans," "Employment and Consulting Agreements," and "Change in Control Arrangements" contained in the 2000 Proxy Statement are incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 2000 Proxy Statement is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions
----------------------------------------------

The section entitled "Exchange Agreement" contained in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.

Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------------------------------------------------------------

                                                                                  Reference
                                                                        --------------------------
                                                                        Form 10-K      Annual Report
                                                                      Annual Report   to Shareholders
                                                                           Page             Page
                                                                          ------           ------
(a)(1.) Index to Consolidated Financial Statements
          Incorporated by Reference to the applicable portions of
          the 1999 Annual Report to Shareholders of H.B. Fuller
          Company:

               Consolidated Statements of Income for the
                 Three Years Ended November 27, 1999,
                 November 28, 1998 and November 29, 1997                                      40

               Consolidated Balance Sheets as of
                 November 27, 1999 and November 28, 1998                                      41


                                                                      Form 10-K       Annual Report
                                                                    Annual Report    to Shareholders
                                                                         Page             Page
                                                                        -----            ------
                 Consolidated Statements of Stockholders' Equity
                   for the Three Years Ended November 28, 1999,
                   November 28, 1998 and November 29, 1997                                    42

                 Consolidated Statements of Cash Flows
                   for the Three Years Ended November 28, 1999,
                   November 28, 1998 and November 29, 1997                                    43

                 Notes to Consolidated Financial Statements                                44-60

                 Report of Independent Accountants                                            61

(a)(2.) Index to Consolidated Financial Statement
        Schedule for the Three Years Ended November 27,
        1999, November 28, 1998 and November 29, 1997:

                 Report of Independent Accountants on Financial
                  Statement Schedule                                          14

                 Schedule II  Valuation and Qualifying Accounts               14

All other financial statement schedules are omitted as the required information is inapplicable or the information is given in the financial statements or related notes.

(a)(3.)  Exhibits
         --------

Exhibit Number

3(a) Restated Articles of Incorporation of H.B. Fuller Company, October 30, 1998 - incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

3(b) By-Laws of H.B. Fuller Company as amended through July 14, 1999 - incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

4(a) Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as an exhibit the form of Right Certificate - incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, dated July 24, 1996.

4(b)   Specimen Stock Certificate.

4(c) Stock Exchange Agreement, dated July 18, 1996, between H.B. Fuller Company and Elmer L. Andersen, including Designations for Series B Preferred Stock- incorporated by reference to Exhibit 10 to the Registrant's Form 8-K, dated July 24, 1996.

4(d) Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes -incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

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

*10(d) H.B. Fuller Company Directors' Deferred Compensation Plan as Amended February 10, 1999 - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999.

*10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

*10(f) H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(g) Form of Employment Agreement signed by executive officers - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990 (Commission File No. 0-3488).

*10(h) H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10(i) Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10(j) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(k) Performance Unit Plan - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999.

*10(l) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller Company and Albert Stroucken - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(m) Consulting Agreement and First Amendment to International Service Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(n) H.B. Fuller Company 1998 Directors' Stock Incentive Plan - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(o) Restricted Stock Award Agreement, dated as of April 23, 1998, between H.B. Fuller Company and Lee R. Mitau - incorporated by reference to
          Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(p)    Managing Director Agreement with Peter Koxholt signed October 15,
          1998.

*10(q) Change in Control Agreement dated as of October 15, 1998 between H.B. Fuller Company and Peter Koxholt.

*10(r) First Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan dated November 4, 1998 - incorporated by reference to
          Exhibit 10(x) to the Registrant's Annual Report on Form 10-K405 for the year ended February 28, 1998.

*10(s) Form of Change in Control Agreement dated as of April 8, 1998 between H.B. Fuller Company and each of its executive officers, other than Peter Koxholt and Albert Stroucken - incorporated by reference to
          Exhibit 10(y) to the Registrant's Annual Report on Form 10-K405 for the year ended February 28, 1998.

*10(t)    H.B. Fuller Company Key Employee Deferred Compensation Plan
          - incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-89453).

*10(u) Employment Agreement dated May 6, 1999 between H.B. Fuller Company and Raymond A. Tucker - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

*10(v) First Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated February 10, 1999.

*10(w) H.B. Fuller Company Directors Benefit Trust, dated February 10, 1999, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the Retirement Plan for Directors.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Form 10-K.

11        Statement re:  Computation of Net Income Per Common Share
13        Pages 31-64 of the 1999 Annual Report to Shareholders
21        Subsidiaries of the Registrant
23        Consent of PricewaterhouseCoopers LLP
24        Powers of Attorney
27        Financial Data Schedule

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 27, 1999.

(c)       See Exhibit Index and Exhibits attached to this Form 10-K.
          ----------------------------------------------------------

(d)       See Financial Statement Schedule included at the end of this Form
          ------------------------------------------------------------------
          10-K.
          -----

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H.B. FULLER COMPANY

Dated:  February 24, 2000               By /s/ Albert P.L. Stroucken
                                        -------------------------------------
                                        ALBERT P.L. STROUCKEN
                                        Chairman of the Board,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                               Title
 ---------                               -----

/s/ Albert P.L. Stroucken               Chairman of the Board,
-----------------------------------
ALBERT P.L. STROUCKEN                   President and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)


/s/ Raymond A. Tucker                   Senior Vice President,
-----------------------------------
RAYMOND A. TUCKER                       Chief Financial Officer
                                        (Principal Financial Officer)


/s/ David J. Maki                       Vice President and Controller
-----------------------------------
DAVID J. MAKI                           (Principal Accounting Officer)


*Anthony L. Andersen                    *Norbert R. Berg
-----------------------------------     -------------------------------------
ANTHONY L. ANDERSEN, Director           NORBERT R. BERG, Director


*Edward L. Bronstien, Jr.               *Robert J. Carlson
-----------------------------------     -------------------------------------
EDWARD L. BRONSTIEN, JR., Director      ROBERT J. CARLSON, Director


*Freeman A. Ford                        *Gail D. Fosler
-----------------------------------     -------------------------------------
FREEMAN A. FORD, Director               GAIL D. FOSLER, Director


*Reatha Clark King                      *Walter Kissling
-----------------------------------     -------------------------------------
REATHA CLARK KING, Director             WALTER KISSLING, Director


*John J. Mauriel, Jr.                   *Lee R. Mitau
-----------------------------------     -------------------------------------
JOHN J. MAURIEL, JR., Director          LEE MITAU, Director


*Rolf Schubert                          *Lorne C. Webster
-----------------------------------     -------------------------------------
ROLF SCHUBERT, Director                 LORNE C. WEBSTER, Director


*By: /s/ Richard C. Baker               Dated:  February 24, 2000
     ------------------------------
RICHARD C. BAKER
Attorney in Fact

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------
                         FINANCIAL STATEMENT SCHEDULE
                         ----------------------------



To the Board of Directors
of H.B. Fuller Company

Our audits of the consolidated financial statements referred to in our report dated January 10, 2000 appearing in the 1999 Annual Report to Stockholders of H.B. Fuller Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 10, 2000


                                                                     Schedule II
                                                                     -----------
               H.B. Fuller Company and Consolidated Subsidiaries
                       Valuation and Qualifying Accounts
                            (Dollars in thousands)



                                          Allowance for doubtful receivables
                                      ------------------------------------------
                                      November 27,   November 28,   November 29,
                                          1999           1998           1997
                                          ----           ----           ----

Balance at beginning of period        $ 5,073         $ 5,879         $ 7,043

Additions(deductions):

  Charged to costs and expenses         3,034           2,232           1,183

  Accounts charged off during year     (2,984)         (2,836)         (1,991)

  Accounts of acquired businesses           -            (154)            (88)

  Effect of currency exchange rate
  changes on beginning of year
  balance                                (252)            (48)           (268)
                                      -------         -------         -------

Balance at end of period              $ 4,871         $ 5,073         $ 5,879
                                      =======         =======         =======

                                 EXHIBIT LIST

Exhibit Number

3(a) Restated Articles of Incorporation of H.B. Fuller Company, October 30, 1998 - incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

3(b)      By-Laws of H.B. Fuller Company as amended through July 14, 1999
          - incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

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

*10(d) H.B. Fuller Company Directors' Deferred Compensation Plan as Amended February 10, 1999 - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999.

*10(e) H.B. Fuller Company 1987 Stock Incentive Plan - incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-16082).

*10(f) H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended November 29, 1997.

*10(g)    Form of Employment Agreement signed by executive officers
          - incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1990 (Commission File No. 0-3488).

*10(h) H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision - incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10(i) Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan - incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10(j) Retirement Plan for Directors of H.B. Fuller Company - incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K405 for the year ended November 30, 1994.

*10(k) Performance Unit Plan - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999.

*10(l) Employment Agreement, dated as of April 16, 1998, between H.B. Fuller Company and Albert Stroucken - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(m) Consulting Agreement and First Amendment to International Service Agreement and Non-Competition Agreement, effective as of April 30, 1998, between H.B. Fuller Company and Walter Kissling - incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(n)    H.B. Fuller Company 1998 Directors' Stock Incentive Plan
          - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(o) Restricted Stock Award Agreement, dated as of April 23, 1998, between H.B. Fuller Company and Lee R. Mitau - incorporated by reference to
          Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10(p)    Managing Director Agreement with Peter Koxholt signed October 15,
          1998.

*10(q) Change in Control Agreement dated as of October 15, 1998 between H.B. Fuller Company and Peter Koxholt.

*10(r) First Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan dated November 4, 1998 - incorporated by reference to
          Exhibit 10(x) to the Registrant's Annual Report on Form 10-K405 for the year ended February 28, 1998.

*10(s) Form of Change in Control Agreement dated as of April 8, 1998 between H.B. Fuller Company and each of its executive officers, other than Peter Koxholt and Albert Stroucken - incorporated by reference to
          Exhibit 10(y) to the Registrant's Annual Report on Form 10-K405 for the year ended February 28, 1998.

*10(t) H.B. Fuller Company Key Employee Deferred Compensation Plan -incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-89453).

*10(u) Employment Agreement dated May 6, 1999 between H.B. Fuller Company and Raymond A. Tucker - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

*10(v) First Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated February 10, 1999.

*10(w) H.B. Fuller Company Directors Benefit Trust, dated February 10, 1999, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the Retirement Plan for Directors.

11        Statement re:  Computation of Net Income Per Common Share
13        Pages 31-64 of the 1999 Annual Report to Shareholders
21        Subsidiaries of the Registrant
23        Consent of PricewaterhouseCoopers LLP
24        Powers of Attorney
27        Financial Data Schedule

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Form 10-K.