Form 10-Q
period 2000-02-26
FULLER H B CO
filed 2000-04-11
CIK 39368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 26, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ..................to.....................

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,068,201 as of March 31, 2000.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                          Thirteen Weeks Ended
                                                       ---------------------------
                                                       February 26,   February 27,
                                                           2000          1999
                                                       ------------   ------------
Net sales                                                $ 321,206    $ 327,210
Cost of sales                                             (219,700)    (222,636)
                                                         ---------    ---------
  Gross profit                                             101,506      104,574
Selling, administrative and other expenses                 (78,001)     (81,949)
Nonrecurring items                                             300       (2,109)
                                                         ---------    ---------
  Operating earnings                                        23,805       20,516
Interest expense                                            (6,041)      (6,867)
Other income (expense), net                                 (2,464)      (1,004)
                                                         ---------    ---------
  Income before income taxes and minority interests         15,300       12,645
Income taxes                                                (5,967)      (5,481)
Minority interests in consolidated income                     (328)         (78)
Income from equity investments                                 725          513
                                                         ---------    ---------
Net income                                               $   9,730    $   7,599
                                                         =========    =========

Weighted-average common
  shares outstanding:
  Basic                                                     13,862       13,772
                                                         =========    =========
  Diluted                                                   14,101       13,852
                                                         =========    =========

Net income per common share:
  Basic                                                  $    0.70    $    0.55
                                                         =========    =========
  Diluted                                                $    0.69    $    0.55
                                                         =========    =========

Cash dividend per common share                           $   0.205    $   0.200
                                                         =========    =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                     (Unaudited)
                                                     February 26,      November 27,
                                                         2000              1999
                                                     ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $     4,555       $     5,821
  Trade receivables                                      231,805           249,526
  Allowance for doubtful accounts                         (5,444)           (4,871)
  Inventories                                            166,428           148,589
  Other current assets                                    44,730            41,078
                                                     -----------       -----------
      Total current assets                               442,074           440,143

Property, plant and equipment, net of
  accumulated depreciation of $360,905
   in 2000 and $354,779 in 1999                          405,301           412,524
Deposits and miscellaneous assets                         76,438            74,288
Other intangibles, net                                    27,367            28,309
Excess of cost over net assets acquired                   68,947            70,351
                                                     -----------       -----------
      Total assets                                   $ 1,020,127       $ 1,025,615
                                                     ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $    45,498       $    40,149
  Current installments of long-term debt                   6,685            11,332
  Accounts payable                                       122,646           132,273
  Accrued expenses                                        53,614            68,669
  Accrued non-recurring charges                            5,149             8,762
  Income taxes payable                                     7,544             4,735
                                                     -----------       -----------
      Total current liabilities                          241,136           265,920

Long-term debt,
  excluding current installments                         279,561           263,714
Accrued pension cost                                      74,912            78,286
Deferred income taxes and other liabilities               25,975            23,801

Minority interest                                         17,639            17,514

Stockholders' equity:
  Preferred stock                                            306               306
  Common stock                                            14,060            14,040
  Additional paid-in capital                              35,030            34,071
  Retained earnings                                      347,739           341,356
  Accumulated other comprehensive income                 (11,009)           (7,522)
  Unearned compensation                                   (5,222)           (5,871)
                                                     -----------       -----------
      Total stockholders' equity                         380,904           376,380
                                                     -----------       -----------
      Total liabilities and stockholders' equity     $ 1,020,127       $ 1,025,615
                                                     ===========       ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  Thirteen Weeks Ended
                                                               ----------------------------
                                                               February 26,    February 27,
                                                                  2000              1999
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                    $  9,730       $  7,599
  Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
    Depreciation and amortization                                 13,165         12,536
    Nonrecurring items                                              (300)        (1,847)
    Gain on sale of assets in the restructuring plan                --           (2,401)
    Other items                                                   (1,149)        (2,156)
    Change in current assets and liabilities:
       Accounts receivable                                        14,308         11,059
        Inventory                                                (19,316)        (2,461)
        Prepaid assets                                            (3,425)        (2,437)
        Accounts payable                                          (6,803)        (4,617)
        Accrued expense                                          (11,097)        (3,005)
        Accrued nonrecurring charges                              (3,613)        (3,262)
        Income taxes payable                                       2,382          3,618
                                                                --------       --------
          Net cash (used in) provided by operating activities     (6,118)        12,626

Cash flows from investing activities:
  Purchased property, plant and equipment                        (10,068)       (14,367)
  Purchased business, net of cash acquired                          --           (4,483)
  Proceeds from sale of assets                                     2,290          1,554
                                                                --------       --------
          Net cash used in investing activities                   (7,778)       (17,296)

Cash flows from financing activities:
  Proceeds from long-term debt                                    25,522         56,130
  Payments on long-term debt                                     (11,769)       (38,389)
  Notes payable                                                    4,871         (6,201)
  Dividends paid                                                  (2,884)        (2,803)
  Other                                                           (3,131)        (2,830)
                                                                --------       --------
          Net cash provided by financing activities               12,609          5,907

Effect of exchange rate changes on cash                               21            (50)
                                                                --------       --------
Net change in cash and cash equivalents                           (1,266)         1,187
Cash and cash equivalents at beginning of year                     5,821          4,605
                                                                --------       --------
Cash and cash equivalents at end of period                      $  4,555       $  5,792
                                                                ========       ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1999 as filed with the Securities and Exchange Commission.

2.   The composition of inventories is presented below:

                                   February 26, 2000     November 27, 1999
                                   -----------------     -----------------
             Raw materials             $ 69,433              $ 63,392
             Finished goods             106,783                94,579
             LIFO reserve                (9,788)               (9,382)
                                       --------              --------
                                       $166,428              $148,589
                                       ========              ========

3. A reconciliation of the net income and common share components for the basic and diluted income per share calculations is as follows:

                                                                   Thirteen Weeks Ended
                                                          -------------------------------------
                                                          February 26, 2000   February 27, 1999
                                                          -----------------   -----------------
             Net income                                       $9,730              $7,599
             Dividends on preferred shares                        (4)                 (4)
                                                              ------              ------
             Income attributable to common shares             $9,726              $7,595
                                                              ======              ======

             Weighted-average common shares - basic           13,862              13,772
             Stock options                                        83                  49
             Restricted stock                                    156                  31
                                                              ------              ------
             Weighted-average common shares - diluted         14,101              13,852
                                                              ======              ======

4.   The components of total comprehensive income (loss) are shown below:

                                              Thirteen Weeks Ended
                                   -----------------------------------------
                                   February 26, 2000       February 27, 1999
                                   -----------------       -----------------
     Net income                         $ 9,730                 $7,599
     Foreign currency translation,
       net                               (3,487)                  (984)
                                        -------                 ------
     Total comprehensive income         $ 6,243                 $6,615
                                        =======                 ======

5. The following table is a detailed reconciliation of the restructuring reserve balance from November 27, 1999 to February 26, 2000. The reconciliation reflects the adjustments recorded due to a change in estimate and payments applied during the quarter. Nonrecurring charge reserve:

                                                 North                      Latin       Asia/
                                                America       Europe       America     Pacific       Total
                                                -------       ------       -------     -------       -----
    Balance:  November 27, 1999                 $ 1,924       $ 4,950       $  763      $1,125      $ 8,762
    Adjustments to 1999 provision                  (300)           --           --          --         (300)

    Payments in first quarter, 2000:
       Severance                                 (1,018)       (1,166)        (301)       (229)      (2,714)
       Contracts/leases                              --          (202)          --        (397)        (599)
                                                -------       -------       ------      ------      -------
                                                 (1,018)       (1,368)        (301)       (626)      (3,313)
                                                -------       -------       ------      ------      -------
    Balance:  February 26, 2000                 $   606       $ 3,582       $  462      $  499      $ 5,149
                                                =======       =======       ======      ======      =======

     The remaining balance of $5,149 consists of $3,778 for severance and $1,371 for contracts/leases. All remaining balances are expected to be paid in fiscal year 2000.

6. The following table presents information about the Company's reported segments, which also are the Company's geographic segments for the quarter.

     For the Thirteen                            Inter-
     Weeks Ended                Trade           Company             Operating
     February 26, 2000          Sales            Sales               Income
     -----------------         --------         --------            ---------
     North America             $185,265         $  3,604             $11,277
     Europe                      63,802              627               6,111
     Latin America               47,405               --               5,193
     Asia/Pacific                24,734               15               1,224
     Eliminations                    --           (4,246)                 --
                               --------         --------             -------
     Total                     $321,206               --             $23,805
                               ========         ========             =======

     For the Thirteen                            Inter-
     Weeks Ended                Trade           Company             Operating
     February 27, 1999          Sales            Sales               Income
     -----------------         --------         --------            ---------
     North America             $182,899         $    427             $12,082
     Europe                      68,691              779                 569
     Latin America               52,034            3,917               4,234
     Asia/Pacific                23,586               50               3,631
     Eliminations                    --           (5,173)                 --
                               --------         --------             -------
     Total                     $327,210               --             $20,516
                               ========         ========             =======

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

Results of Operations
---------------------

Net sales for the first quarter of 2000 of $321,206 were $6,004 or 1.8 percent below the net sales recorded in first quarter 1999. The 1.8 percent decrease consisted of the following components:

     o    1.0 percent increase in volume and changes in product mix

     o    1.2 percent decrease in pricing

     o 1.6 percent decrease due to foreign currency fluctuations - primarily the weakening of the Euro against the U.S. dollar.

Following is a comparison of sales variances by geographic operating area:

                                              13 weeks ended
         Operating Area                     2/26/00 vs 2/27/99
         --------------                     ------------------
         North America                      $ 2,366      1.3%
         Latin America                       (4,629)    (8.9%)
         Europe                              (4,889)    (7.2%)
         Asia/Pacific                         1,148      4.9%
                                            -------
         Total                              $(6,004)    (1.8%)
                                            =======

Net income in the first quarter was $9,730 or $.69 per share (diluted). This compares to the first quarter, 1999 net income of $7,599 or $.55 per share (diluted). The 2000 net income includes a nonrecurring credit of $300 ($183 after tax) and the 1999 net income includes a nonrecurring charge of $2,109 ($1,689 after tax). The $300 credit in 2000 was the result of a reduction in the year-end 1999 restructuring accrual for severance due to a change in estimate. Excluding the nonrecurring items, net income in 2000 of $9,547 was 2.8 percent above the $9,288 first quarter 1999 amount, and on a diluted per share basis, the 2000 income of $.68 was $.01 above the 1999 result of $.67.

The North American sales increase of 1.3 percent consisted of a 2.9 percent increase from volume and product mix, a decrease in pricing of 1.8 percent and a favorable impact of 0.2 percent resulting from a stronger Canadian dollar. Led by a 3.6 percent increase in volume and product mix, the North American Adhesives, Sealants and Coatings Group had a 2.0 percent sales increase in the first quarter. Competitive pricing issues resulted in a negative 2.0 percent impact to partially offset the volume/mix gains. The Specialty Group had a first quarter sales gain of 3.1 percent. Increases from TEC Specialty Products, Inc., Linear Products, Inc. and the Global Coatings Division all contributed to the growth of the Specialty Group. The Automotive Group experienced a 5.4 percent decline in sales for the quarter.

Operating income in North America, prior to nonrecurring items, decreased 12.2 percent from $12,508 in 1999 to $10,977 in 2000. Raw material increases resulting from the increase in crude oil prices, combined with the 1.8 percent sales decrease due to competitive pricing issues, resulted in a 1.3 percentage point reduction in the gross margin. Operating (selling, administrative and other) expenses were $247 or 0.5 percent below last year.

Reduced census associated with the Company's 1998 restructuring plan, strong return on investment assets and a cap placed on future benefits to be paid for retiree medical costs led to an expense reduction of $3,109 from last year's pension and other actuarially calculated costs. This reduction was offset by higher delivery costs associated with the increase in oil prices, a 1999 insurance settlement which had a $600 favorable impact on last year's expenses, costs associated with the Company's e-commerce initiative and increases in management bonus accruals based on projected financial performance.

First quarter net sales in Europe decreased 7.2 percent from 1999. Weakness in the Euro-based currencies accounted for a 9.9 percent decrease, volume and product mix increased 4.0 percent while pricing decreased 1.3 percent. Sales growth was strong in the Footwear, Woodworking and Graphic Arts markets. Operating income, prior to nonrecurring charges, increased 41.3 percent to $6,111. The gross margin increased slightly from 33.9 percent in 1999 to 34.0 percent in 2000. The strong income growth was driven by reductions in operating expenses. The expenses decreased $3,323 or 17.6 percent from last year. The weaker currencies accounted for approximately half of the decrease. Savings from the 1998 restructuring plan accounted for the remaining expense reduction. As a percent of net sales, the operating expenses in 2000 were 24.5 percent compared to 27.6 percent in 1999.

The Latin American sales decrease of 8.9 percent resulted from a volume and product mix decrease of 8.5 percent and a 0.4 percent decrease in pricing. Two management decisions impacted the decrease in sales. The first one was part of the Company's restructuring plan. For countries in which manufacturing facilities were closed, the Company set up distributors to replace its direct sales force. This resulted in a one-time spike in sales in the first quarter, 1999 as inventories were sold to the distributors. The other decision was to exit certain lines of business in Latin America. Operating income, prior to nonrecurring charges, improved 17.6 percent from $4,417 in 1999 to $5,193 in 2000. The gross margin improved 2.5 percentage points to 29.2 percent as restructuring savings were realized and the Company focused on more profitable sales opportunities. Operating expenses decreased $499 or 4.0 percent primarily due to savings attributed to the restructuring plan.

The Asia/Pacific sales increase of 4.9 percent was primarily the result of the stronger Japanese yen against the U.S. dollar. Currency accounted for an increase of 4.8 percent while the volume and product mix decrease of 1.3 percent was offset by a 1.4 percent increase in pricing. Operating income, prior to nonrecurring charges, decreased 11.0 percent to $1,224. The gross margin decreased 1.4 percentage points, primarily due to the lower sales volume.

Interest expense of $6,041 was $826 or 12.0 percent lower than first quarter 1999. The reduced expense was a direct result of lower debt levels. As of February 26, 2000 total debt, including notes payable, was $331,744 compared to $373,041 at February 27, 1999.

Other income/(expense) in the first quarter was an expense of $2,464 which compared to an expense of $1,004 in the first quarter, 1999. Included in the first quarter expense was a loss on the portfolio of assets held for the Supplemental Executive Retirement Plan, or SERP, of $1,200. This portfolio has been invested in a mutual fund based on the S&P 500 index, which decreased 5.9 percent in the first quarter. Last year's first quarter included a gain of approximately $1,000 on these assets. To avoid future unpredictable changes in the market as it relates to these assets invested for the SERP, the Company has converted these assets into fixed income securities in March of 2000. Offsetting this negative variance was a positive $862 related to foreign currency exchange losses. Last year's other income/(expense) included an expense of $1,346 while the first quarter of 2000 incurred an expense of $484. Last year's expense was largely due to the currency devaluation in Ecuador.

Income tax expense of $5,967 was $486 or 8.9 percent higher than first quarter, 1999. The effective rate of 39.0 percent compared to 43.3 percent in 1999. Excluding the impact from the nonrecurring charges, the 1999 effective rate was
40.0 percent. The nonrecurring charges had a negative impact on last year's rate because of no tax benefit provided in certain countries in which charges were incurred.

Liquidity and Capital Resources
-------------------------------

The cash flows as presented in this section have been calculated by comparison of the Consolidated Condensed Balance Sheet at February 26, 2000 and November 27, 1999 and February 27, 1999 and November 28, 1998.

Cash flows provided by operations in the first quarter of 2000 were a negative $6,118 as compared to a positive $12,626 generated in the first quarter of 1999. Operating working capital increased $28,683 in the first quarter of 2000 compared to an increase of $11,400 in the first quarter, 1999. Inventories increased $19,316 while accounts receivable decreased $14,308. Inventories increased in anticipation of higher sales levels in the second quarter as compared to the first quarter. The accounts receivable decrease was due to the lower sales levels in the first quarter of 2000 as compared to the fourth quarter of 1999. The first quarter sales are historically the lowest of the four quarters. Accrued expenses decreased $11,631 from year-end primarily due to the first quarter payment of bonuses that were accrued throughout 1999. In the first quarter, 1999, accrued expenses decreased $3,005 as bonus payments related to the 1998 results were significantly less than the payments related to 1999 results. The current ratio of 1.8 at February 26, 2000 compares to 1.7 at November 27,1999. The accounts receivable days sales outstanding increased one day to 63, from 62 as of November 27, 1999. The average days of inventory on hand at February 26, 2000, calculated on a four quarter rolling average, remained at the year-end, 1999 level of 61 days.

Payments in the first quarter of 2000 related to the Company's 1998 plan of restructuring and reorganization were $3,313. Payments of $2,714 were for accrued severance costs and $599 was for accrued costs related to contracts and leases. The remaining balance in the restructuring reserve of $5,149 consists of $3,778 for severance and $1,371 for contracts and leases. All remaining balances are expected to be paid in fiscal year 2000.

The Company's ratio of long-term debt to total capitalization was 42.3 percent at February 26, 2000 as compared to 41.2 percent at November 27, 1999. At February 27, 1999 the ratio was 47.6 percent.

Capital expenditures for property, plant and equipment were $10,068 in the first quarter, 2000 compared to $14,367 in first quarter, 1999. The expenditures were primarily for information technology projects and for general improvements in manufacturing productivity and operating efficiency.

Impact of the Year 2000 Issue
-----------------------------

The Company did not experience any material disruptions in internal manufacturing processes, information processing or interfaces with major customers, or with processing orders and billing as a result of the Year 2000 Issue. As stated in the 1999 Annual Report, the Company incurred Year 2000 compliance costs of approximately $3,500 over the three-year period ending November 27, 1999. There were no additional costs related to the Year 2000 Issue incurred in the first quarter of 2000, nor are any additional costs expected in the future.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the German mark, the Japanese yen, the Brazilian real and the Ecuadorian sucre); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included.

                           PART II. OTHER INFORMATION

Item 6.

Exhibits and reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

     27 Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended February 26, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. B. Fuller Company





Dated: April 10, 2000                  /s/ Raymond A. Tucker
                                       -------------------------------------
                                       Raymond A. Tucker
                                       Senior Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number

    27             Financial Data Schedule