Form 10-Q
period 2000-05-27
FULLER H B CO
filed 2000-07-11
CIK 39368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended May 27, 2000
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,114,240 as of June 30, 2000.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                             Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                        --------------------------------      -----------------------------------
                                                           May 27,          May 29,                May 27,          May 29,
                                                            2000              1999                 2000              1999
                                                        --------------   ---------------      ---------------   ---------------
Net sales                                                    $347,192          $348,198             $668,397          $675,408
Cost of sales                                                (238,810)         (235,708)            (458,509)         (458,344)
                                                        --------------   ---------------      ---------------   ---------------
  Gross profit                                                108,382           112,490              209,888           217,064
Selling, administrative and other expenses                    (76,465)          (81,808)            (154,466)         (163,757)
Restructuring and related (expenses)/credits                        -            (6,060)                 300            (8,169)
                                                        --------------   ---------------      ---------------   ---------------
  Operating earnings                                           31,917            24,622               55,722            45,138
Interest expense                                               (6,068)           (6,587)             (12,110)          (13,454)
Other income (expense), net                                     1,749            (1,227)                (714)           (2,231)
                                                        --------------   ---------------      ---------------   ---------------
  Income before income taxes and minority interests            27,598            16,808               42,898            29,453
Income taxes                                                   (9,911)           (7,339)             (15,878)          (12,819)
Minority interests in consolidated income                        (650)             (267)                (978)             (346)
Income from equity investments                                    735               824                1,460             1,337
                                                        --------------   ---------------      ---------------   ---------------
Net income                                                    $17,772           $10,026              $27,502           $17,625
                                                        ==============   ===============      ===============   ===============

Weighted-average common shares outstanding:
  Basic                                                        13,909            13,799               13,885            13,785
                                                        ==============   ===============      ===============   ===============
  Diluted                                                      14,086            13,969               14,093            13,910
                                                        ==============   ===============      ===============   ===============

Net income per common share:
  Basic                                                         $1.28             $0.73                $1.98             $1.28
                                                        ==============   ===============      ===============   ===============
  Diluted                                                       $1.26             $0.72                $1.95             $1.27
                                                        ==============   ===============      ===============   ===============

Cash dividend per common share                                 $0.210            $0.205               $0.415            $0.405
                                                        ==============   ===============      ===============   ===============

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                         (Unaudited)
                                                                            May 27,           November 27,
                                                                             2000                 1999
                                                                     ------------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $3,520               $5,821
  Trade receivables                                                            237,978              249,526
  Allowance for doubtful accounts                                               (4,549)              (4,871)
  Inventories                                                                  158,167              148,589
  Other current assets                                                          43,730               41,078
                                                                     ------------------   ------------------
      Total current assets                                                     438,846              440,143

Property, plant and equipment, net of
  accumulated depreciation of $361,077
   in 2000 and $354,779 in 1999                                                399,650              412,524
Deposits and miscellaneous assets                                               87,252               74,288
Other intangibles, net                                                          26,414               28,309
Excess of cost over net assets acquired, net                                    70,159               70,351
                                                                     ------------------   ------------------
      Total assets                                                          $1,022,321           $1,025,615
                                                                     ==================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                $43,429              $40,149
  Current installments of long-term debt                                         6,825               11,332
  Accounts payable                                                             117,028              132,273
  Accrued expenses                                                              57,132               68,669
  Accrued restructuring charges                                                  3,530                8,762
  Income tax payable                                                            10,692                4,735
                                                                     ------------------   ------------------
      Total current liabilities                                                238,636              265,920

Long-term debt,
  excluding current installments                                               265,936              263,714
Accrued pension cost                                                            73,043               78,286
Deferred income taxes and other liabilities                                     32,703               23,801

Minority interest                                                               18,394               17,514

Stockholders' equity:
  Preferred stock                                                                  306                  306
  Common stock                                                                  14,114               14,040
  Additional paid-in capital                                                    36,557               34,071
  Retained earnings                                                            362,356              341,356
  Accumulated other comprehensive income (loss)                                (14,584)              (7,522)
  Unearned compensation                                                         (5,140)              (5,871)
                                                                     ------------------   ------------------
      Total stockholders' equity                                               393,609              376,380
                                                                     ------------------   ------------------
      Total liabilities and stockholders' equity                            $1,022,321           $1,025,615
                                                                     ==================   ==================

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Twenty-Six Weeks Ended
                                                                         --------------------------------
                                                                              May 27,           May 29,
                                                                               2000              1999
                                                                         --------------   ---------------
Cash flows from operating activities:
  Net income                                                                   $27,502           $17,625
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                               25,916            25,754
    Restructuring and related items                                               (300)             (744)
    Gain on sale of assets in the restructuring plan                                 -            (2,371)
    Other items                                                                  4,414               918
    Change in current assets and liabilities (net of
      effects of acquisitions/divestitures):
        Accounts receivable                                                       (419)           (3,695)
        Inventory                                                              (13,195)            1,939
        Prepaid assets                                                          (4,134)           (2,356)
        Accounts payable                                                        (9,308)           (4,747)
        Accrued expense                                                         (8,660)            4,064
        Accrued restructuring charges                                           (5,232)           (3,079)
        Income taxes payable                                                     6,579             8,509
                                                                         --------------   ---------------
          Net cash provided by operating activities                             23,163            41,817

Cash flows from investing activities:
  Purchased property, plant and equipment                                      (22,727)          (27,769)
  Purchased business, net of cash acquired                                      (5,498)           (4,483)
  Proceeds from sale of assets and businesses                                   10,270             5,009
                                                                         --------------   ---------------
          Net cash used in investing activities                                (17,955)          (27,243)

Cash flows from financing activities:
  Proceeds from long-term debt                                                  36,121            53,230
  Payments on long-term debt                                                   (33,008)          (60,984)
  Notes payable                                                                  4,614             4,367
  Dividends paid                                                                (5,849)           (5,680)
  Other                                                                         (9,158)           (4,292)
                                                                         --------------   ---------------
          Net cash used in financing activities                                 (7,280)          (13,359)

Effect of exchange rate changes on cash                                           (229)               49
                                                                         --------------   ---------------
Net change in cash and cash equivalents                                         (2,301)            1,264
Cash and cash equivalents at beginning of year                                   5,821             4,605
                                                                         --------------   ---------------
Cash and cash equivalents at end of period                                      $3,520            $5,869
                                                                         ==============   ===============

See accompanying Notes to Consolidated Condensed Financial Statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                             (Amounts in Thousands)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles in the United States. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1999 as filed with the Securities and Exchange Commission.

2.   The composition of inventories is presented below:

                                  May 27, 2000         November 27, 1999
                                  ------------         -----------------
     Raw materials                   $ 63,906               $ 63,392
     Finished goods                   104,348                 94,579
     LIFO reserve                     (10,087)                (9,382)
                                   ----------             ----------
                                     $158,167               $148,589
                                   ==========             ==========

3. Reconciliations of the net income and common share components for the basic and diluted income per share calculations are as follows:

                                                                  Thirteen Weeks Ended
                                                        -----------------------------------
                                                        May 27, 2000           May 29, 1999
                                                        ------------           ------------
     Net income                                             $17,772                 $10,026
     Dividends on preferred shares                               (4)                     (4)
                                                        -----------            ------------
     Income available to common shareholders                $17,768                 $10,022
                                                        ===========            ============

     Weighted-average common shares - basic                  13,909                  13,799
     Effect of diluted securities
        Stock options                                            16                      93
        Restricted stock                                        154                      77
        Key employee deferred compensation plan                   7                       -
                                                        -----------            ------------
     Weighted-average common shares - diluted                14,086                  13,969
                                                        ===========            ============

                                                               Twenty-six Weeks Ended
                                                        -----------------------------------
                                                        May 27, 2000           May 29, 1999
                                                        ------------           ------------
     Net income                                             $27,502                 $17,625
     Dividends on preferred shares                               (8)                     (8)
                                                        -----------            ------------
     Income available to common shareholders                $27,494                 $17,617
                                                        ===========            ============

     Weighted-average common shares - basic                  13,885                  13,785
     Effect of diluted securities
        Stock options                                            50                      71
        Restricted stock                                        155                      54
        Key employee deferred compensation plan                   3                       -
                                                        -----------            ------------
     Weighted-average common shares - diluted                14,093                  13,910
                                                        ===========            ============

4.   The components of total comprehensive income (loss) are shown below:

                                                       Thirteen Weeks Ended
                                                 -------------------------------
     Total comprehensive income                  May 27, 2000       May 29, 1999
                                                 ------------       ------------
     Net income                                      $17,772            $10,026
     Other comprehensive income
            Foreign currency translation, net         (3,575)            (4,215)
                                                 -----------        -----------
            Total other comprehensive income          (3,575)            (4,215)
                                                 -----------        -----------
                   Total comprehensive income        $14,197             $5,811
                                                 ===========        ===========

                                                      Twenty-six Weeks Ended
                                                 -------------------------------
     Total comprehensive income                  May 27, 2000       May 29, 1999
                                                 ------------       ------------
     Net income                                      $27,502            $17,625
     Other comprehensive income
            Foreign currency translation, net         (7,062)            (5,888)
                                                 -----------        -----------
            Total other comprehensive income          (7,062)            (5,888)
                                                 -----------        -----------
                   Total comprehensive income        $20,440            $11,737
                                                 ===========        ===========

5. The following table is a detailed reconciliation of the restructuring reserve balance from November 27, 1999 to May 27, 2000. The reconciliation reflects the adjustments recorded due to a change in estimate and payments applied during the respective quarter.


                                                  North                      Latin       Asia/
                                                 America       Europe       America     Pacific        Total
                                                 -------       ------       -------     -------        -----
     Balance:  November 27, 1999                  $1,924       $4,950          $763      $1,125       $8,762
     Adjustments in first quarter, 2000             (300)          --            --          --         (300)

     Payments in first quarter, 2000:
        Severance                                 (1,018)      (1,166)         (301)       (229)      (2,714)
        Contracts/leases                              --         (202)           --        (397)        (599)
                                                 -------       ------       -------     -------       ------
                                                                                 --
                                                  (1,018)      (1,368)         (301)       (626)      (3,313)
                                                 -------       ------       -------     -------       ------

     Payments in second quarter, 2000:
        Severance                                   (263)        (758)          (28)       (453)      (1,502)
        Contracts/leases                              --          (71)           --         (46)        (117)
                                                 -------       ------       -------     -------       ------
                                                    (263)        (829)          (28)       (499)      (1,619)
                                                 -------       ------       -------     -------       ------

     Balance:  May 27, 2000                         $343       $2,753          $434     $    --       $3,530
                                                 =======       ======       =======     =======       ======

     The remaining balance of $3,530 consists of $2,276 for severance and $1,254 for contracts/leases.

6. Nonrecurring amounts recorded in the second quarter ended May 27, 2000 consisted of pretax gains of $1,535 from a settlement with a raw material vendor and of $1,612 from assets sold in the United States and Spain as well as the sale of the liquid paint business in Ecuador.

7. On March 16, 2000, the Company acquired an adhesive product line in the United States for $5,498. Based on a preliminary allocation, the purchase price exceeds net assets acquired by approximately $5,166. The acquisition was accounted for as a purchase business combination and the accompanying Consolidated Financial Statements include the results of this product line since the purchase date. The historical results of operations on a pro forma basis are not presented as the effects of the acquisition are not material.

8. The following table presents information about the Company's reported segments, which also are the Company's geographic segments. Management measures performance using operating income by geographic segments.

                                                       Inter-
     For the Thirteen Weeks Ended      Trade         Company           Operating
     May 27, 2000                      Sales          Sales             Income
     ------------                   ----------       --------          ---------
     North America                  $209,141           $3,693            $17,559
     Europe                           67,833            1,145              7,009
     Latin America                    45,018               --              5,910
     Asia/Pacific                     25,200               (4)             1,439
     Eliminations                         --           (4,834)                --
                                    --------         --------          ---------
     Total                          $347,192               --            $31,917
                                    ========         ========          =========

                                                      Inter-
     For the Thirteen Weeks Ended      Trade         Company           Operating
     May 29, 1999                      Sales          Sales             Income
     ------------                   ----------       --------          ---------
     North America                  $206,615          $ 6,001            $17,162
     Europe                           72,300              341              2,346
     Latin America                    44,757            3,236              3,692
     Asia/Pacific                     24,526               23              1,422
     Eliminations                         --           (9,601)                --
                                    --------         --------          ---------
     Total                          $348,198               --            $24,622
                                    ========         ========          =========

                                                       Inter-
     For the Twenty-six Weeks Ended    Trade         Company           Operating
     May 27, 2000                      Sales          Sales             Income
     ------------                   ----------       --------          ---------
     North America                  $394,405           $7,297            $28,837
     Europe                          131,635            1,773             13,120
     Latin America                    92,423               --             11,103
     Asia/Pacific                     49,934               11              2,662
     Eliminations                         --           (9,081)                --
                                    --------         --------          ---------
     Total                          $668,397               --            $55,722
                                    ========         ========          =========

                                                      Inter-
     For the Twenty-six Weeks Ended    Trade         Company           Operating
     May 29, 1999                      Sales          Sales             Income
     ------------                   ----------       --------          ---------
     North America                  $389,513          $ 6,428            $29,245
     Europe                          140,992            1,120              2,915
     Latin America                    96,791            7,153              7,925
     Asia/Pacific                     48,112               73              5,053
     Eliminations                         --          (14,774)                --
                                    --------         --------          ---------
     Total                          $675,408               --            $45,138
                                    ========         ========          =========

9. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of SAB 101, as amended, and is required to comply by no later than the fourth quarter of fiscal year 2001. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in Thousands)

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.

Results of Operations
---------------------
Net sales for the second quarter of $347,192 were 0.3 percent below the second quarter of 1999. Excluding the negative 1.7 percent impact from weaker foreign currencies, primarily in Europe, the sales for the quarter increased 1.4 percent over last year. Volume, combined with changes in product mix, increased 2.1 percent while selling prices declined 1.0 percent. Sales from recent acquisitions accounted for the remaining 0.3 percent growth.

Through the first six months of 2000, net sales of $668,397 were 1.0 percent below last year. The negative currency impact for the first half of the year was also 1.7 percent. Volume and product mix increased 1.7 percent and pricing decreased 1.1 percent.

The following table shows the second quarter and six month sales by geographic operating segment:

                                Thirteen Weeks Ended              Twenty-six Weeks Ended
                           ------------------------------      ----------------------------
Operating Segment          May 27, 2000     May 29, 1999       May 27, 2000    May 29, 1999
-----------------          ------------   ---------------      ------------    ------------
North America                  $209,141          $206,615          $394,405        $389,513
Europe                           67,833            72,300           131,635         140,992
Latin America                    45,018            44,757            92,423          96,791
Asia/Pacific                     25,200            24,526            49,934          48,112
                             ----------         ---------        ----------        --------
       Total                   $347,192          $348,198          $668,397        $675,408
                             ==========         =========        ==========        ========

Net income in the second quarter was $17,772 or $1.26 per diluted share. The net income in the second quarter of 1999 was $10,026 or $0.72 per diluted share. Included in the 1999 results were restructuring and related charges of $6,060 ($4,251 after tax), which reduced the net income per diluted share by $0.30. Excluding the 1999 restructuring and related charges, net income in the second quarter of 2000 increased 24 percent over last year.

Net income for the first six months of 2000 was $27,502 or $1.95 per diluted share as compared to the first half of 1999, which had net income of $17,625 or $1.27 per diluted share. First half results in 2000 include a $300 ($189 after tax) restructuring credit and the 1999 results include restructuring and related charges of $8,169 ($5,940 after tax). The $300 credit in 2000 was the result of a reduction in the year-end 1999 restructuring accrual for severance due to a change in estimate. Excluding the restructuring and related items, net income in the first half of 2000 increased 16 percent over 1999 and the net income per diluted share increased $0.25 or 15 percent.

In North America, second quarter sales exceeded last year by 1.2 percent. Volume and product mix increased 1.7 percent, pricing declined 1.3 percent and acquisitions contributed 0.7 percent. The North American adhesives business had a 0.6 percent growth rate in the second quarter. Increases in sales to the woodworking, packaging, polymer and graphic arts markets were offset by decreases in nonwoven, fiber resin and engineered systems. Second quarter sales in the Specialty Group increased 4.3 percent over last year with 2.7 percent of the growth coming from an acquisition in the Foster Products business. Linear Products, Inc. had excellent growth in the quarter while the Global Coatings Division and TEC Specialty Products, Inc. were slightly above last year. The Automotive Group reported a 2.1 percent decline in sales for the quarter.

Through six months, North American sales were up 1.3 percent over last year with a 1.2 percent increase from the Adhesives business, a 3.7 percent increase from the Specialty Group and a decrease of 3.6 percent in the Automotive business. Volume and product mix increased 2.3 percent while selling prices were down 1.6 percent.

Operating income in North America decreased $1,160 or 6.2 percent in the second quarter compared to the second quarter of last year. Higher raw material costs, combined with lower selling prices, were responsible for the lower operating income. Petroleum-based raw materials such as Vinyl Acetate Monomer (VAM) and Vinyl Acetate Emulsion (VAE) had substantially higher costs in 2000 due to the increase in crude oil prices. Selling price increases were implemented in the second quarter, however the benefits were not realized until late in the quarter. The raw material cost increases were realized throughout the quarter. Operating (selling, administrative and other) expenses were below last year's level due to reduced census, lower employee and retiree benefit costs and reduced management bonus accruals based on the Company's projected financial performance. The operating expenses include approximately $1,200 related to the Company's e-business initiative and tax planning project. This translates into $0.05 per diluted share.

Through six months, the North American operating income, excluding restructuring and related items, was below 1999 by $2,691 or 8.6 percent.

In Europe, second quarter net sales were below 1999 by 6.2 percent. Excluding the weakness in foreign currencies, primarily the Euro, sales increased 3.0 percent. Volume and product mix increased 1.5 percent and selling prices increased 1.2 percent. Strong growth in the paper packaging, woodworking and engineered systems markets was partially offset by weakness in the nonwoven/hygiene market. Similar to North America, Europe also experienced rapidly increasing raw material costs. Although selling prices increased during the quarter, they did not keep pace with the raw material increases. Therefore, the gross margin rate decreased from last year by 2.8 percentage points to 31.2 percent. The weakness in the Euro had a positive impact on operating expenses of approximately $1,300. The exchange impact, combined with savings related to the Company's restructuring program, resulted in operating expenses below last year by $3,190 or 17.4 percent. The operating income for the quarter of $7,009 was $851 or 13.8 percent above last year. The currency impact on the operating income was estimated at a negative $600.

Through six months, sales in Europe were below last year by 6.7 percent. Included in the shortfall was a negative 9.5 percent impact related to currency. Operating income was above last year by $2,637 or 25.2 percent.

Second quarter net sales in Latin America were 0.6 percent above last year. The adhesive business increased 3.1 percent while the liquid paints business decreased 1.3 percent. Sale of the liquid paint business in Ecuador resulted in a negative 1.7 percent impact on total liquid paint sales and a 1.0 percent negative impact on total Latin American sales. Volume and product mix were strong in Latin America with an increase of 5.2 percent. This was in spite of discontinuing sales of certain unprofitable product lines and markets which had a negative impact of approximately 3.0 percent. Economic improvement in Chile and Brazil contributed to the positive second quarter sales performance. In the adhesives business, sales were strong in nonwoven, woodworking and graphic arts while sales declines were realized in the consumer and footwear markets. Operating income increased $1,629 or 38.1 percent in the second quarter as compared to last year. The primary factor in the increase was a settlement with a raw material supplier which resulted in a pretax gain of $1,535 or an increase of $0.07 per diluted share. The settlement was reimbursement for lost business due to a quality problem with materials from this vendor.

The six month results for Latin America showed a sales decrease of 4.5 percent and an operating income increase of 27.7 percent. Excluding the settlement gain from the raw material supplier, the year-to-date increase in operating income was 10.0 percent.

Asia/Pacific net sales in the second quarter increased 2.7 percent over second quarter, 1999. Foreign currency fluctuations accounted for a positive 1.4 percent. The positive impact from the yen offset the negative performance from the Australian dollar. Volume and product mix increased 1.3 percent while selling prices remained even with last year. Strong growth was realized in the footwear and graphic arts markets, however lost business in the nonwoven market reduced the overall growth to the reported 1.3 percent. Operating income, excluding restructuring and related charges, decreased 5.6 percent to $1,439. Increases in raw material costs were the primary causes of the earnings decline.

The first half results for Asia/Pacific showed a net sales increase of 3.8 percent and an operating income decrease of 8.1 percent.

Interest expense of $6,068 in the quarter represented a $519 or 7.9 percent decrease from last year due to the reduction in the Company's debt level.

Other income/(expense) in the second quarter was income of $1,749 as compared to an expense of ($1,227) in the second quarter of 1999. Included in the second quarter income was a gain on the portfolio of assets held for the Supplemental Executive Retirement Plan, or SERP, of $2,351. This compares to a gain in the second quarter of 1999 of $1,048. Through March of 2000, this portfolio was invested in a mutual fund based on the performance of the S&P 500 index. To insulate the Company from unpredictable fluctuations in the markets, the assets in the SERP portfolio were converted to fixed income securities. In future quarters, the earnings impact is expected to be approximately $225, which translates into $0.01 per diluted share. Also included in other income were gains on sales of assets and businesses of $1,612 or an increase of $0.07 per diluted share. Assets sold included property in the U.S. and Spain as well as the sale of the liquid paint business in Ecuador.

The effective income tax rate for 2000 was lowered to 37 percent in the second quarter from the 39 percent that was used in the first quarter. The year-to-date change resulted in a rate of 35.9 percent for the second quarter. The effective rate used in last year's second quarter, excluding the tax impact of restructuring and related charges, was 40.0 percent. The 37 percent rate reflects the expected rate for the year taking into consideration the current mix of worldwide income and tax planning initiatives, both of which are subject to change. During the first six months the Company incurred approximately $1,000 of tax consulting expenses to achieve the lower rate.

Liquidity and Capital Resources
-------------------------------
Cash flows provided by operations in the first half of 2000 were $23,163 as compared to $41,817 generated in the first half of 1999. Operating working capital increased $27,061 in the first half of 2000 compared to an increase of $3,466 in the first half, 1999. Inventories increased $9,578 in the first half of 2000 while trade accounts receivables decreased $11,548. During the second quarter, inventories decreased $8,261 and trade accounts receivable increased $6,173. The accounts receivable days sales outstanding were 61 at the end of the second quarter, which compares to 63 at the end of the first quarter and 62 at the end of 1999. The average days of inventory on hand at May 27, 2000, as calculated on a four quarter rolling average, were at the year-end 1999 level of 61 days. Accrued expenses decreased by $11,537 in the first half of 2000 primarily due to the first quarter payments for management bonuses, which were accrued for in 1999. The current ratio of 1.8 at May 27, 2000 compares to 1.7 at November 27, 1999.

Payments in the first half of 2000 related to the Company's 1998 plan of restructuring and reorganization were $4,932. Payments of $4,216 were for accrued severance costs and $716 was for accrued costs related to contracts and leases. The remaining balance of $3,530 consists of $2,276 for severance and $1,254 for contracts/leases.

The Company's ratio of long-term debt to total capitalization was 40.3 percent at May 27, 2000 as compared to 41.2 percent at November 27, 1999. At May 29, 1999 the ratio was 44.5 percent.

Capital expenditures for property, plant and equipment were $22,727 in the first half, 2000 compared to $27,769 in the first half, 1999. The expenditures were primarily for information technology projects and for general improvements in manufacturing productivity and operating efficiency.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------
Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the Euro, the Japanese yen, and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included.

Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
The Company held its Annual Meeting of Shareholders on April 20, 2000. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 17,731,813 common and preferred share votes ("Votes") were entitled to be cast at the meeting. At such meeting, each of management's four nominees for director in Class I were elected for a three-year term (until the Company's 2003 Annual Meeting), and until the directors' respective successors are duly elected and qualified. The number of Votes cast for the election of each director and the number of Votes withheld are as follows:
                                   Combined Common &         Combined Common &
                                   Preferred Share           Preferred Share
     Director Name                 Votes in Favor            Votes Withheld
     -------------                 -----------------         -----------------
     Robert J. Carlson                 14,394,990                  720,332
     Gail D. Fosler                    14,291,192                  824,130
     Reatha Clark King                 14,426,098                  689,224
     Albert P.L. Stroucken             12,085,959                3,029,363

A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 2, 2000 was approved by 14,921,249 Votes cast in favor, 156,520 Votes cast against, and 37,552 Votes abstaining. There were no broker non-votes with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as auditors.

A proposal to consider and vote on the H.B. Fuller Company Year 2000 Stock Incentive Plan was approved by 9,583,745 Votes cast in favor, 5,440,729 Votes cast against, and 90,847 Votes abstaining. There were no broker non-votes with respect to the H.B. Fuller Company Year 2000 Stock Incentive Plan proposal.

A proposal to consider and vote on the H.B. Fuller Company Key Employee Deferred Compensation Plan was approved by 13,957,985 Votes cast in favor, 1,044,806 Votes cast against, and 112,530 Votes abstaining. There were no broker non-votes with respect to the H.B. Fuller Company Key Employee Deferred Compensation Plan proposal.

A shareholder proposal requesting that the Board of Directors adopt a policy not to sell its adhesives to any tobacco-related company when they will use it for the production of cigarettes or other tobacco products was defeated by 13,071,291 Votes against the shareholder proposal, 1,087,146 Votes in favor of the shareholder proposal and 459,490 Votes abstaining. There were 497,394 broker non-votes with respect to the shareholder proposal.

                           PART II. OTHER INFORMATION

Item 6.

Exhibits and reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

     27   Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended May 27, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H. B. Fuller Company





Dated:  July 11, 2000                   /s/ Raymond A. Tucker
                                        ---------------------
                                        Raymond A. Tucker
                                        Senior Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number

27   Financial Data Schedule.