Form 10-Q
period 2000-08-26
FULLER H B CO
filed 2000-10-10
CIK 39368

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

         (Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 26, 2000
                                       OR
        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ..................to.....................

                          Commission File No.  0-3488

                              H.B. FULLER COMPANY
            (Exact name of registrant as specified in its charter)

              Minnesota                                41-0268370
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      1200 Willow Lake Boulevard,                      55110-5101
       Vadnais Heights, Minnesota
   (Address of principal executive offices)            (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,115,179 as of September 30, 2000.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                   (Unaudited)

                     (In thousands except per share amounts)

                                                         Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                                      -----------------------   ------------------------
                                                      August 26,   August 28,   August 26,   August 28,
                                                        2000         1999         2000         1999
                                                      ---------    ----------   ----------   -----------
Net sales                                             $ 323,109    $ 331,916    $ 991,506    $ 1,007,325
Cost of sales                                          (228,879)    (223,205)    (687,388)      (681,550)
                                                      ---------    ---------    ---------    -----------
  Gross profit                                           94,230      108,711      304,118        325,775
Selling, administrative and other expenses              (75,217)     (78,437)    (229,683)      (242,193)
Nonrecurring items                                         --         (2,995)         300        (11,165)
                                                      ---------    ---------    ---------    -----------
  Operating income                                       19,013       27,279       74,735         72,417
Interest expense                                         (5,802)      (6,541)     (17,999)       (19,995)
Other income (expense), net                              (1,591)        (158)      (2,219)        (2,388)
                                                      ---------    ---------    ---------    -----------
  Income before income taxes and minority interests      11,620       20,580       54,517         50,034
Income taxes                                             (4,293)      (8,773)     (20,171)       (21,594)
Minority interests in consolidated income                  (285)         (51)      (1,262)          (396)
Income from equity investments                              352          312        1,812          1,649
                                                      ---------    ---------    ---------    -----------
Net income                                            $   7,394    $  12,068    $  34,896    $    29,693
                                                      =========    =========    =========    ===========

Weighted-average common
  shares outstanding:
  Basic                                                  13,938       13,822       13,903         13,797
                                                      =========    =========    =========    ===========
  Diluted                                                14,102       14,015       14,096         13,945
                                                      =========    =========    =========    ===========

Net income per common share:
  Basic                                               $    0.53    $    0.87    $    2.51    $      2.15
                                                      =========    =========    =========    ===========
  Diluted                                             $    0.52    $    0.86    $    2.47    $      2.13
                                                      =========    =========    =========    ===========

Cash dividend per common share                        $   0.210    $   0.205    $   0.625    $     0.610
                                                      =========    =========    =========    ===========

See accompanying notes to consolidated condensed financial statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                   (Unaudited)
                                                    August 26,     November 27,
                                                       2000            1999
                                                 -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     5,521    $     5,821
  Trade receivables                                    224,625        249,526
  Allowance for doubtful accounts                       (4,918)        (4,871)
  Inventories                                          156,964        148,589
  Other current assets                                  47,232         41,078
                                                   -----------    -----------
      Total current assets                             429,424        440,143

Property, plant and equipment, net of
  accumulated depreciation of $365,559
   in 2000 and $354,779 in 1999                        398,193        412,524
Deposits and miscellaneous assets                       87,555         74,288
Other intangibles, net                                  25,501         28,309
Excess of cost over net assets acquired                 68,062         70,351
                                                   -----------    -----------
      Total assets                                 $ 1,008,735    $ 1,025,615
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $    41,541    $    40,149
  Current installments of long-term debt                 9,926         11,332
  Accounts payable                                     118,541        132,273
  Accrued expenses                                      54,709         68,669
  Accrued nonrecurring charges                           2,502          8,762
  Income taxes payable                                   9,558          4,735
                                                   -----------    -----------
      Total current liabilities                        236,777        265,920

Long-term debt,
  excluding current installments                       250,579        263,714
Accrued pension cost                                    71,225         78,286
Deferred income taxes and other liabilities             34,069         23,801

Minority interest                                       18,448         17,514

Stockholders' equity:
  Preferred stock                                          306            306
  Common stock                                          14,115         14,040
  Additional paid-in capital                            36,635         34,071
  Retained earnings                                    366,727        341,356
  Accumulated other comprehensive income (loss)        (15,464)        (7,522)
  Unearned compensation                                 (4,682)        (5,871)
                                                   -----------    -----------
      Total stockholders' equity                       397,637        376,380
                                                   -----------    -----------
      Total liabilities and stockholders' equity   $ 1,008,735    $ 1,025,615
                                                   ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Thirty-nine Weeks Ended
                                                                 -----------------------
                                                                 August 26,   August 28,
                                                                    2000         1999
                                                                 ---------    ----------
Cash flows from operating activities:
  Net income                                                      $ 34,896    $ 29,693
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                   38,205      37,769
    Nonrecurring items                                                (409)     (1,132)
    Gain on sale of assets in the restructuring plan                    --      (2,371)
    Other items                                                     (1,397)     (1,679)
    Change in current assets and liabilities (net of effects of acquisitions/divestitures):
        Accounts receivable                                          7,255       2,078
        Inventory                                                  (12,761)      5,246
        Prepaid assets                                              (3,158)     (1,489)
        Accounts payable                                            (6,237)     (7,742)
        Accrued expense                                             (6,677)      6,576
        Accrued nonrecurring charges                                (6,260)     (3,079)
        Income taxes payable                                         6,176       8,895
                                                                  --------    --------
          Net cash provided by operating activities                 49,633      72,765

Cash flows from investing activities:
  Purchased property, plant and equipment                          (34,109)    (43,157)
  Purchased business, net of cash acquired                          (5,498)     (4,483)
  Proceeds from sale of assets and businesses                       10,760       5,009
                                                                  --------    --------
          Net cash used in investing activities                    (28,847)    (42,631)

Cash flows from financing activities:
  Proceeds from long-term debt                                      53,110      51,651
  Payments on long-term debt                                       (60,255)    (60,703)
  Proceeds (payments) from/on notes payable                          2,777      (9,251)
  Dividends paid                                                    (8,817)     (8,559)
  Other                                                             (7,658)     (2,340)
                                                                  --------    --------
          Net cash used in financing activities                    (20,843)    (29,202)

Effect of exchange rate changes on cash                               (243)         23
                                                                  --------    --------
Net change in cash and cash equivalents                               (300)        955
Cash and cash equivalents at beginning of year                       5,821       4,605
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  5,521    $  5,560
                                                                  ========    ========

See accompanying notes to consolidated condensed financial statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                      (Unaudited) (Amounts in Thousands)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles in the United States. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1999 as filed with the Securities and Exchange Commission.

2. The composition of inventories is presented below:

                                            August 26, 2000    November 27, 1999
                                            ---------------    -----------------
       Raw materials                               $ 64,235       $ 63,392
       Finished goods                               103,044         94,579
       LIFO reserve                                 (10,315)        (9,382)
                                                   --------       --------
                                                   $156,964       $148,589
                                                   ========       ========

3. Reconciliations of the net income and common share components for the basic and diluted income per share calculations are as follows:

                                                     Thirteen Weeks Ended
                                             ----------------------------------
                                             August 26, 2000    August 28, 1999
                                             ---------------    ---------------
       Net income                                 $ 7,394           $12,068
       Dividends on preferred shares                   (4)               (4)
                                                  -------           -------
       Income available to common shareholders    $ 7,390           $12,064
                                                  =======           =======

       Weighted-average common shares - basic      13,938            13,822
       Effect of diluted securities
          Stock options                                 5               102
          Restricted stock                            149                91
          Key employee deferred compensation plan      10                --
                                                  -------           -------
       Weighted-average common shares - diluted    14,102            14,015
                                                  =======           =======

                                                    Thirty-nine Weeks Ended
                                              ---------------------------------
                                              August 26, 2000   August 28, 1999
                                              ---------------   ---------------
       Net income                                 $34,896           $29,693
       Dividends on preferred shares                  (12)              (12)
                                                  -------           -------
       Income available to common shareholders    $34,884           $29,681
                                                  =======           =======

       Weighted-average common shares - basic      13,903            13,797
       Effect of diluted securities
          Stock options                                35                82
          Restricted stock                            153                66
          Key employee deferred compensation plan       5                --
                                                  -------           -------
       Weighted-average common shares - diluted    14,096            13,945
                                                  =======           =======

4. The components of total comprehensive income (loss) are shown below:

                                                        Thirteen Weeks Ended
                                                  ---------------------------------
   Total comprehensive income                     August 26, 2000   August 28, 1999
                                                  ---------------   ---------------
    Net income                                       $ 7,394           $12,068
    Other comprehensive income
         Foreign currency translation, net              (879)            5,025
                                                     -------           -------
         Total other comprehensive income               (879)            5,025
                                                     -------           -------
             Total comprehensive income              $ 6,515           $17,093
                                                     =======           =======

                                                       Thirty-nine Weeks Ended
                                                  ---------------------------------
    Total comprehensive income                    August 26, 2000   August 28, 1999
                                                  ---------------   ---------------
    Net income                                       $34,896           $29,693
    Other comprehensive income
         Foreign currency translation, net            (7,941)             (864)
                                                     -------           -------
         Total other comprehensive income             (7,941)             (864)
                                                     -------           -------
             Total comprehensive income              $26,955           $28,829
                                                     =======           =======

5. The following table is a detailed reconciliation of the restructuring reserve balance from November 27, 1999 to August 26, 2000. The reconciliation reflects the adjustments recorded due to a change in estimate and payments applied during the respective quarter.

                                                  North                   Latin      Asia/
                                                 America       Europe    America    Pacific       Total
                                                 -------       ------    -------    -------       -----
     Balance:  November 27, 1999                 $ 1,924       $ 4,950   $ 763      $1,125        $ 8,762
     Adjustments in first quarter, 2000             (300)           --      --          --           (300)

     Payments in first quarter, 2000:
        Severance                                 (1,018)       (1,166)   (301)       (229)        (2,714)
        Contracts/leases                              --          (202)     --        (397)          (599)
                                                 -------       -------   -----      ------        -------
                                                  (1,018)       (1,368)   (301)       (626)         (3,313)
                                                 -------       -------   -----      ------        -------

     Payments in second quarter, 2000:
        Severance                                   (263)         (758)    (28)       (453)         (1,502)
        Contracts/leases                              --           (71)     --         (46)           (117)
                                                 -------       -------   -----      ------        --------
                                                    (263)         (829)    (28)       (499)         (1,619)
                                                 -------       -------   -----      ------        -------

     Payments in third quarter, 2000:
        Severance                                   (206)         (383)    (20)         --            (609)
        Contracts/leases                              --          (419)     --          --            (419)
                                                 -------       -------   -----      ------        --------
                                                    (206)         (802)    (20)         --          (1,028)
                                                 -------       -------   -----      ------        --------

     Balance:  August 26, 2000                   $   137       $ 1,951   $ 414      $   --         $ 2,502
                                                 =======       =======   =====      ======         =======

The remaining balance of $2,502 consists of $1,667 for severance and $835 for contracts/leases.

6. On March 16, 2000, the Company acquired an adhesive product line in the United States for $5,394. The purchase price exceeded net assets acquired by $5,056. The acquisition was accounted for as a purchase business combination and the accompanying Consolidated Financial Statements include the results of this product line since the purchase date. The historical results of operations on a pro forma basis were not presented as the effects of the acquisition were not material.

7. The following table presents information about the Company's reported segments, which also are the Company's geographic segments. Management measures performance using operating income by geographic segments.

                                                 Inter-
For the Thirteen Weeks Ended         Trade      Company   Operating
August 26, 2000                      Sales       Sales     Income
---------------------------------  ----------  ---------  ---------
North America                      $  196,903  $  2,993     $12,278
Europe                                 60,510      (151)      2,400
Latin America                          41,581        --       3,177
Asia/Pacific                           24,115         1       1,158
Eliminations                               --    (2,843)         --
                                   ----------  --------     -------
Total                              $  323,109        --     $19,013
                                   ==========  ========     =======

                                                 Inter-
For the Thirteen Weeks Ended         Trade      Company    Operating
August 28, 1999                      Sales       Sales      Income
---------------------------------  ----------  --------   ---------
North America                      $  197,157  $  3,592     $19,508
Europe                                 68,773     1,234       6,516
Latin America                          42,970       620       1,250
Asia/Pacific                           23,016         6           5
Eliminations                               --    (5,452)         --
                                   ----------  --------     -------
Total                              $  331,916        --     $27,279
                                   ==========  ========     =======

                                                 Inter-
For the Thirty-nine Weeks Ended      Trade      Company    Operating
August 26, 2000                      Sales       Sales      Income
---------------------------------  ----------  --------   ---------
North America                      $  591,309  $ 10,290     $41,114
Europe                                192,145     1,622      15,520
Latin America                         134,003        --      14,281
Asia/Pacific                           74,049        12       3,820
Eliminations                               --   (11,924)         --
                                   ----------  --------     -------
Total                              $  991,506        --     $74,735
                                   ==========  ========     =======

                                                 Inter-
For the Thirty-nine Weeks Ended      Trade      Company    Operating
August 28, 1999                      Sales       Sales      Income
---------------------------------  ----------  --------   ---------
North America                      $  586,671  $ 10,020     $48,753
Europe                                209,765     2,355       9,430
Latin America                         139,761     7,773       9,175
Asia/Pacific                           71,128        79       5,059
Eliminations                               --   (20,227)         --
                                   ----------  --------     -------
Total                              $1,007,325        --     $72,417
                                   ==========  ========     =======

8. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of SAB 101, as amended, and is required to comply by no later than the fourth quarter of fiscal year 2001. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
(Dollars in Thousands)

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying unaudited consolidated condensed financial statements.

Results of Operations
---------------------

Net sales for the third quarter of $323,109 were $8,807 or 2.7 percent below the third quarter of 1999. Weaker foreign currencies, primarily the euro, as compared to the U.S. dollar had a negative impact of 1.9 percent. Volume, combined with changes in product mix, decreased 1.0 percent while pricing was flat with last year. Sales from recent acquisitions, net of divestitures, resulted in a sales increase of 0.3 percent.

Through nine months of 2000, net sales of $991,506 were 1.6 percent below 1999. The negative currency impact was 1.7 percent, while volume increased 0.7 percent and prices decreased 0.8 percent. The increase from acquisitions, net of divestitures, was 0.2 percent.

The following table shows the third quarter and nine-month sales by geographic operating segment:

                       13 Weeks Ended       39 Weeks Ended
                     ------------------  --------------------
Operating Segment     8/26/00   8/28/99   8/26/00     8/28/99
-------------------  --------  --------  --------  ----------
North America        $196,903  $197,157  $591,309  $  586,671
Europe                 60,510    68,773   192,145     209,765
Latin America          41,581    42,970   134,003     139,761
Asia/Pacific           24,115    23,016    74,049      71,128
                     --------  --------  --------  ----------
     Total           $323,109  $331,916  $991,506  $1,007,325
                     ========  ========  ========  ==========

Net income in the third quarter was $7,394 or $0.52 per diluted share. Net income in the third quarter of 1999 was $12,068 or $0.86 per diluted share. Included in the 1999 results were restructuring and related charges of $2,995 ($2,339 after tax), which reduced the net income per diluted share by $0.17. Excluding the 1999 restructuring and related charges, net income in the third quarter of 2000 decreased 49 percent as compared to last year. The reduced net income was caused primarily by the continuing increase of raw material prices.

Net income through nine months of 2000 was $34,896 or $2.47 per diluted share. For the same period in 1999, net income was $29,693 or $2.13 per diluted share. The 2000 net income includes a restructuring credit of $300 ($189 after tax) and the 1999 net income includes restructuring and related charges of $11,165 ($8,279 after tax). Excluding the restructuring and related items, net income through nine months of 2000 was 9 percent below 1999. On a diluted share basis, the 2000 result of $2.46 compares to the 1999 result of $2.72, a decrease of 10 percent.

Also benefiting the 2000 net income were one time pretax gains of $1,535 from a settlement with a raw material vendor and $1,612 from assets sold in the United States and Spain as well as the sale of the liquid paint business in Ecuador.

Note:  Geographic operating income exclude the impact from restructuring and
----------------------------------------------------------------------------
related items.
--------------

In North America, third quarter net sales were slightly (0.1 percent) below last year. Increases in pricing of 0.7 percent and the positive impact from an acquisition of 1.0 percent were offset by a volume decrease of 1.8 percent. In the North American adhesives produce line, sales increases in the assembly, nonwoven and graphic arts markets were offset by decreases in the paper converting market. The Specialty Group incurred a third quarter sales increase of 1.5 percent over last year with a 3.8 percent increase coming from a second quarter acquisition in Foster Products, Inc. The Specialty Group incurred lower sales compared to 1999 at the Global Coatings Division, TEC Specialty Products, Inc. and Linear Products, Inc. Third quarter net sales in the Automotive Group were 3.5 percent below last year.

Through nine months, North American sales were up 0.8 percent over last year including a 0.8 percent increase from Adhesives, a 3.0 percent increase from the Specialty Group and a decrease of 3.6 percent from Automotive. Volume accounted for an increase of 0.9 percent and the acquisition accounted for 0.6 percent. Pricing decreased from last year by 0.8 percent.

North American operating income in the third quarter decreased 41 percent from last year to $12,278. The lower income was the result of continuing upward pressure on raw material costs combined with the difficulty in raising selling prices due to competitive pressures. The raw material increases were again driven by petroleum-based materials, such as VAM (vinyl acetate monomer), VAE (vinyl acetate emulsion) and EVA (ethylene vinyl acetate). Although selling prices increased in the quarter compared to last year, it was not enough to prevent further erosion of the gross margin. Additional price increases were announced during the quarter, with the positive impact expected in the fourth quarter. Operating (selling, administrative and other) expenses were flat with last year as savings from reduced census and lower employee and retiree benefit costs were offset by costs related to the Company's e-business and tax planning initiatives. The e-business and tax planning efforts accounted for approximately $1,400 during the quarter, which translates into $0.06 per diluted share.

Through nine months, operating income in North America of $40,814 is 22 percent below last year.

In Europe, third quarter net sales of $60,510 were 12 percent below 1999. The weakness of the euro accounted for 8.5 percent of the shortfall. The remaining variance was primarily due to a volume decrease of 4.0 percent and a pricing increase of 0.4 percent. A reduction in sales in the nonwoven market offset gains in the paper packaging, woodworking and engineered systems markets.
Europe also experienced the continuation of rising raw material prices which, combined with the euro weakness, resulted in further erosion of the gross margin. Operating expenses, which were positively impacted by the weak euro, were below last year by 7 percent. The resulting operating income of $2,400 was 67 percent below last year.

Through nine months, European net sales were 8.4 percent below last year including a 9.1 percent negative impact from currency. Operating income of $15,521 was 12 percent below last year.

Latin American net sales in the third quarter were 3.2 percent below 1999. The adhesive product line was flat with last year while the liquid paints product line incurred a shortfall of 5.7 percent. The reduction in liquid paints was driven by the second quarter sale of the business in Ecuador. This accounted for 5.0 percent of the total liquid paints reduction of 5.7 percent and 2.9 percent of the total Latin American decrease. Overall, in Latin America, volume increased 2.0 percent while pricing decreased 2.3 percent. Operating income in Latin America increased 42 percent to $3,178. Savings related to the Company's recent restructuring efforts and discontinuing sales to certain unprofitable lines of business accounted for the improvement.

Through nine months, net sales in Latin America decreased 4 percent and operating income increased 31 percent.

Third quarter net sales in Asia/Pacific increased 4.8 percent over last year. Volume increased 10.7 percent while pricing decreased 3.9 percent. Weakness in foreign currencies, primarily the Australian dollar, accounted for a 2.0 percent decrease. Strong growth continued to be realized in the footwear and graphic arts markets, however the nonwoven business was down from last year. The increased volume was leveraged into operating income of $1,157 in 2000, as compared to $51 in 1999.

For the first nine months of 2000, Asia/Pacific sales increased 4.1 percent over 1999 and operating income increased 29 percent to $3,819.

Interest expense of $5,802 in the third quarter of 2000 was $739 below last year due to the reduced average debt levels in 2000. Through nine months, interest expense of $17,999 is $1,996, or 10 percent, below 1999.

Other income/(expense), net, was expense of $1,591 in the third quarter of 2000 compared to an expense of $158 in 1999. Foreign currency translation effects accounted for $558 of the variance. Gains on sales of assets in 1999 accounted for income of approximately $500 while there was only $35 realized on sales of assets in the third quarter of 2000.

The effective tax rate for 2000 remained at 37 percent. This rate reflects the expected rate for the year based on the current mix of worldwide income and tax planning initiatives, both of which are subject to change. The rate in the third quarter of 1999, excluding nonrecurring charges, was 40.0 percent. During the first nine months of 2000 the Company incurred approximately $1,400 of tax consulting expenses to achieve the lower rate.

Liquidity and Capital Resources
-------------------------------

Cash flow provided by operations in the third quarter of 2000 was $26,470 as compared to $30,948 in the third quarter of 1999. The shortfall was primarily due to the $4,674 lower net income in 2000 as compared to last year. Through nine months of 2000, the cash provided by operations of $49,633 compared to $72,765 provided in 1999. Changes in operating working capital accounted for cash outflow in 2000 of $18,709, as compared to cash outflow in 1999 of $754. This variance was driven by the first quarter increases in inventory levels and the first quarter payment of management bonuses related to 1999 financial results. For the third quarter of 2000, changes in operating working capital generated positive cash flow of $8,352 as compared to a positive $2,712 in third quarter of 1999. Accounts receivable days sales outstanding remained at the second quarter level of 61. The average days of inventory on hand at August 26, 2000, as calculated on a four quarter rolling average, also remained unchanged from second quarter at 61 days.

Payments for the first nine months of 2000 related to the Company's 1998 plan of restructuring and reorganization were $5,960. Payments of $4,825 were for accrued severance and $1,135 was for accrued costs related to contracts and leases. The remaining balance in the restructuring accrual of $2,502 consists of $1,667 of accrued severance and $835 for contracts and leases.

The Company's ratio of long-term debt to total capitalization was 38.7 percent at August 26, 2000 as compared to 41.2 percent at November 27, 1999. The ratio at August 28, 1999 was 43.5 percent.

Capital expenditures for property, plant and equipment were $34,109 through nine months of 2000, as compared to $43,157 through nine months of 1999.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the Japanese yen, and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. References to volume changes includes volume and product mix changes, combined.

                          PART II.  OTHER INFORMATION

Item 6.

Exhibits and reports on Form 8-K
--------------------------------

(a)  Exhibits to Part I

          27  Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the thirteen weeks ended August 26, 2000.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    H. B. Fuller Company



Dated:  October 10, 2000            /S/ Raymond A. Tucker
                                    ---------------------
                                    Raymond A. Tucker
                                    Senior Vice President and
                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number

27   Financial Data Schedule.