Form 10-K405
period 2000-12-02
FULLER H B CO
filed 2001-03-02
CIK 39368

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K405
         (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 2, 2000
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ____________

                          Commission File No.  0-3488

                              H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)


            Minnesota                                    41-0268370
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                           No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the Registrant as of January 31, 2001 was approximately $505,841,000 (based on the closing price of such stock as quoted on the NASDAQ National Market ($38.69) on such date).

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,120,205 as of January 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference to portions of the H.B. Fuller Company 2000 Annual Report to Shareholders.

Part III incorporates information by reference to portions of the Registrant's 2001 Proxy Statement.

                              H.B. FULLER COMPANY

                        2000 Form 10-K405 Annual Report

                               Table of Contents

                                                      PART I
                                                                                                               Page
                                                                                                               ----
Item 1.     Business                                                                                             3

Item 2.     Properties                                                                                           5

Item 3.     Legal Proceedings                                                                                    6

Item 4.     Submission of Matters to a Vote of Security Holders                                                  7

            Executive Officers of the Registrant                                                                 7

                                                      PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters                                 9

Item 6.     Selected Financial Data                                                                              9

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                                           9

Item 8.     Financial Statements and Supplementary Data                                                          9

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                10

                                                      PART III

Item 10.    Directors and Executive Officers of the Registrant                                                  10

Item 11.    Executive Compensation                                                                              10

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                      10

Item 13.    Certain Relationships and Related Transactions                                                      10

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     11

            Signatures                                                                                          15

                                    PART I

Item 1.

Business

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company (the "Company") today is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products. The Company currently employs approximately 5,200 people and has sales operations in 45 countries in North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated more than 90 percent of 2000 sales. These products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile.

The Company also is a producer and supplier of specialty chemical products such as powder coatings to metal finishing industries; commercial and industrial paints in Latin American markets; as well as mastics and coatings for thermal insulation, indoor air quality and asbestos abatement applications in the United States.

Segment Information

See Note 22, "Business Segment Information", on pages 34 - 36 of the H.B. Fuller Company 2000 Annual Report to Shareholders, incorporated herein by reference.

Line of Business and Classes of Similar Products

The following tabulation sets forth information concerning the approximate contribution to consolidated sales of the Company's classes of products:


       Class of Product                                 Sales
                                             ---------------------------
                                              2000       1999      1998
                                             ------   --------   -------
       Adhesives, sealants and coatings         92%        92%       91%
       Paints                                    8          8         8
       Other                                     -          -         1
                                             ------   --------   -------
                                               100%       100%      100%
                                             ======   ========   =======

Non-U.S. Operations

Wherever feasible, the Company's practice has been to establish manufacturing units outside of the United States to service the local markets. The principal markets, products and methods of distribution outside the United States vary with the country or business practices of the country. The products sold include not only those developed by the local manufacturing plants but also those developed within the United States and elsewhere in the world.

The Company's operations overseas face varying degrees of economic and political risk. At the end of fiscal year 2000, the Company had plants in 22 countries outside the United States and satellite sales offices in another 22 countries. The Company also uses license agreements to maintain a worldwide manufacturing network. In the opinion of management of the Company, there are several countries where the Company has operating facilities, which have political risks higher than in the United States.

Competition

The Company encounters a high degree of competition in the marketing of its products. Because of the large number and variety of its products, the Company does not compete directly with any one competitor in all of its markets. The Company competes with several large, multi-national companies as well as many smaller local, independent firms. In North America, the Company competes with a large number of both multi-national companies and local firms.

Throughout Latin America, the Company experiences substantial competition in marketing its industrial adhesives. In Central America, the Company also competes with several large paint manufacturing firms. In Europe, the Company also competes with several large companies.

The principal competitive factors in the sale of adhesives, sealants, coatings and paints are product performance, customer service, technical service, quality and price.

Customers

Of the Company's $1,352,562,000 total net sales to unaffiliated customers in 2000, $807,140,000 was sold through its North American operations. No single customer accounts for more than 10% of the Company's consolidated net sales.

Backlog

Orders for the Company's products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at December 2, 2000, November 27, 1999, or November 28, 1998.

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

A significant portion of the Company's raw materials are derived from petroleum-based products which is common to all adhesive manufacturers.

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

Research and Development

The Company conducts research and development activities in an effort to improve existing products and to design new products and processes. The Company's research and development expenses during 2000, 1999, and 1998 aggregated $18,386,000, $21,340,000 and $22,255,000 respectively.

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

The Company is and has been engaged in the handling, manufacture, use, sale and/or disposal of substances, some of which are considered by federal or state environmental agencies to be hazardous. The Company believes that its manufacture, handling, use, sale and disposal of such substances are generally in accord with current applicable environmental regulations. However, increasingly strict environmental laws, standards and enforcement policies may increase the risk of liability and compliance costs associated with such substances.

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two fiscal years are estimated to be approximately $15.0 million. See additional disclosure under Item 3, Legal Proceedings.

Employees

The Company and its consolidated subsidiaries employed approximately 5,200 persons on December 2, 2000, of which approximately 2,200 persons were employed in the United States.


Item 2.

Properties

The principal manufacturing plants are located in 23 countries:

U.S. Locations         Other Locations

California (4)         Argentina                 Japan
Florida                Australia                 Mexico
Georgia (4)            Austria                   New Zealand
Illinois (2)           Brazil                    Nicaragua
Indiana                Canada (3)                People's Republic of China
Kentucky               Chile                     Peru
Michigan (4)           Colombia                  Philippines
Minnesota (6)          Costa Rica (5)            Panama
New Jersey             Dominican Republic        United Kingdom (3)
North Carolina         Ecuador (1)
Ohio (2)               Germany (2)
Texas (2)              Honduras
Washington             Italy

The Company's principal executive offices and central research facilities are Company owned and located in the St. Paul, Minnesota metropolitan area.

The Company has facilities for the manufacture of various products with total floor space of approximately 1,514,000 square feet, including 315,000 square feet of leased space. In addition, the Company has approximately 1,948,000 square feet of warehouse space, including 457,000 square feet of leased space. Offices and other facilities total 1,796,000 square feet, including 414,000 square feet of leased space. The Company believes that the properties owned or leased are suitable and adequate for its business.


Item 3.

Legal Proceedings

Environmental Remediation

The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean up of 11 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, the Company does not believe that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will have a material adverse affect on the Company's business or consolidated financial condition, results of operations or cash flows.

The Company has received requests for information from federal, state or local government entities regarding six other contaminated sites. The Company has not been named a party to any administrative proceedings or lawsuits relating to the clean up of these sites.

From time to time the Company becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). Based on currently available information, the Company does not believe that such compliance matters or alleged violations of laws and regulations, individually or in the aggregate, will have a material adverse affect on the Company's business or consolidated financial condition, results of operations or cash flows.

Other Legal Proceedings

The Company is subject to legal proceedings incidental to its business, including products liability claims. In certain claims, the claimants seek damages, which if granted, would require significant expenditures. The Company has recorded estimated and reasonable liabilities for these matters. The Company has also recorded receivables for the probable amount of insurance recovery as it relates to these matters. Based on currently available information, the Company does not believe that an adverse outcome in any pending legal proceedings individually or in the aggregate would have a material adverse affect on the Company's business or consolidated financial condition, results of operations or cash flows. Although the Company currently believes a material impact on its consolidated financial position, results of operations or cash flows is remote for these claims, due to the inherent nature of litigation, there can be no absolute certainty the Company will not incur charges above the presently recorded liabilities.

Item 4.

Submission of Matters to a Vote of Security Holders

None in the quarter ended December 2, 2000.

Executive Officers of the Registrant

The following sets forth the name, age and business experience for the past five fiscal years of each of the executive officers of the Company as of January 31, 2001. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name                      Age  Position                                               Period Served
Albert P.L. Stroucken      53  Chairman of the Board                                  October, 1999-Present
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
                               President, Industrial Chemicals Division,
                               Bayer Corporation

Raymond A. Tucker          55  Senior Vice President                                  October, 1999-Present
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
                               Industrial Chemicals Division,
                               Bayer Corporation

Richard C. Baker           48  Corporate Secretary                                    1995-Present
                               Vice President                                         1993-Present
                               General Counsel                                        1990-Present

Lars T. Carlson            63  Senior Vice President - Manufacturing                  December, 1999-Present
                               Integration
                               Senior Vice President - Administration                 1996-1999
                               Vice President, Group Manager Latin America            1994-1996

James R. Conaty            53  President and CEO, EFTEC North America L.L.C.          April, 1997-Present
                               President and CEO, EFTEC Latin America, S.A.           April, 1997-Present
                               President and CEO, H.B. Fuller Automotive              1994-Present

Matthew Critchley          51  Group President, General Manager Asia/Pacific          October, 1998-Present
                               Managing Director, Australia/New Zealand               1994-1998

Jose Miguel Fuster         61  Group President, H.B. Fuller Latin America             December, 2000-Present
                               Commodity Division and Consumer Products
                               Division
                               Group Vice President, Division Manager                 October-December, 2000
                               Consumer Products
                               Group Vice President, Division Manager                 1996-October, 2000
                               Paints Division

Name                      Age  Position                                             Period Served
William L. Gacki           52  Vice President and Treasurer                         October, 1999-Present
                               Director, Treasury                                   1995-October, 1999

Peter Koxholt              56  Group President, General Manager Europe              January, 1999-Present
                               Head of Business Unit Textile Chemicals              1995-1998
                               & Specialities, Bayer AG
                               Vice President, Enamels and Ceramics                 1991-1995
                               Business, Bayer Corporation

Stephen J. Large           43  Group President, General Manager North               December, 1999-Present
                               America
                               Sales and Operations Global Coatings Div.            April, 1998-November, 1999
                               General Manager Coatings Australia/NZ                January, 1996-March, 1998
                               District Manager UK/Benelux                          December, 1993-December, 1995

Alan R. Longstreet         54  Senior Vice President - Performance Products         December, 1999-Present
                               Senior Vice President Global SBU's                   1998-1999
                               Vice President - Asia/Pacific Group Manager          1996-1998
                               Vice President - ASC Structural                      1992-1996

James C. McCreary, Jr.     44  Vice President, Corporate Controller                 November, 2000-Present
                               Vice President, Administration and Controlling       1997-November, 2000
                               Industrial Chemicals Division,
                               Bayer Corporation
                               Director, Division Controlling,                      1995-1997
                               Industrial Chemicals Division,
                               Bayer Corporation

James A. Metts             60  Vice President, Human Resources                      1984-Present

Michael D. Modak           44  Vice President - Industrial Products                 January, 2000-Present
                               Director, Corporate Development                      1994-1999

Walter Nussbaumer          43  Vice President, Chief Technology Officer             December, 1999-Present
                               and Head of Full-Valu
                               Vice President, Chief Technology Officer             January, 1999-Present
                               Director of Research & Development                   1997-1998
                               Corporate Research & Development,                    1992-1997
                               Group Leader

Dan N. Piteleski           50  Vice President, Chief Information Officer            December, 1999-Present
                               Vice President, Information Technology               January, 1995-November, 1999

Linda J. Welty             45  Group President, General Manager                     September, 1998-Present
                               Specialty Group
                               Vice President, General Manager,                     1997-1998
                               Superabsorbent Materials, Clariant International
                               Global Business Director                             1994-1996
                               Superabsorbent Materials, Clariant International

The executive officers of the Company are elected annually by the Board of Directors with the exception of the Group Presidents, Group Managers, Vice President - Industrial Products and the Chief Technology Officer, who hold appointed offices.

                                     PART II

Most information for Items 5 through 8 of this report appear in the H.B. Fuller Company 2000 Annual Report to Shareholders as indicated in the following table and is incorporated herein by reference to the applicable portions of such Annual Report:

                                                                Annual Report to Shareholders
                                                                             Page
                                                                             ----
Item 5.
Market for Registrant's Common Stock
       and Related Stockholder Matters
          Trading Market                                                      40
          Dividend Payments                                                   40
          Dividend Restrictions (Note 20)                                     32
          Holders of Common Stock                                             40

                         High and Low Market Value
                   ------------------------------------
                        2000                  1999
                   --------------        --------------
                    High     Low          High     Low
                    ----     ---          ----     ---
          Q1      $68.56   $51.46       $48.38   $38.13
          Q2       63.16    35.62        69.25    41.88
          Q3       47.25    32.69        72.88    57.75
          Q4       39.00    27.95        65.38    51.63
          Year    $68.56   $27.95       $72.88   $38.13

Item 6.

Selected Financial Data

          1990 - 2000 Selected Financial Data                              38-39
Item 7.

Management's Discussion and Analysis of
        Financial Condition and Results of Operations
          Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               13-17

Item 7A.

Quantitative and Qualitative Disclosures
        About Market Risk
          The Company believes that probable near-term changes in
          exchange rates or interest rates would not materially affect the Company's consolidated financial position, results of
          operations or cash flows.  However, over a one-year period, exchange rates can significantly impact results. See Financial
          Instruments (Note 17)                                               29

Item 8.

Financial Statements and Supplementary Data
          Consolidated Financial Statements                                18-36
          Quarterly Data (Unaudited)(Note 23)                                 36
          Report of Independent Accountants                                   37

Item 9.

Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure
          None


                                   PART III

Item 10.

Directors and Executive Officers of the Registrant

The information under the heading "Election of Directors" (but not including the sections entitled "Directors' Compensation" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement (the "2001 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.

Executive Compensation

The section under the heading "Election of Directors" entitled "Directors' Compensation" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year End Option Values," "Retirement Plans," "Key Employee Deferred Compensation Plan," "Long-Term Incentive Plan - Awards in Last Fiscal Year," "Employment Agreements," and "Change in Control Arrangements" contained in the 2001 Proxy Statement are incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 2001 Proxy Statement is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions

The sections entitled "Executive Stock Purchase Loan Program" and "Exchange Agreement" contained in the 2001 Proxy Statement are incorporated herein by reference.

                                    PART IV

Item 14.

Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                    Reference
                                                                  Annual Report
                                                                 to Shareholders
                                                                        Page

(a)(1.) Index to Consolidated Financial Statements
          Incorporated by Reference to the applicable portions of the H.B. Fuller Company 2000 Annual Report to Shareholders:

             Consolidated Statements of Income for the
               Three Years Ended December 2, 2000,
               November 27, 1999 and November 28, 1998                     18

             Consolidated Balance Sheet as of
               December 2, 2000 and November 27, 1999                      19

             Consolidated Statements of Stockholders' Equity
               for the Three Years Ended December 2, 2000,
               November 27, 1999 and November 28, 1998                     20

             Consolidated Statements of Cash Flows
               for the Three Years Ended December 2, 2000,
               November 27, 1999 and November 28, 1998                     21

             Notes to Consolidated Financial Statements                 22-36

             Report of Independent Accountants                             37

(a)(2.) Index to Consolidated Financial Statement
          Schedule for the Three Years Ended December 2, 2000,
          November 27, 1999 and November 28, 1998:

             None

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3.) Exhibits

Exhibit Number

3(a) Restated Articles of Incorporation of H.B. Fuller Company, October 30, 1998- incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

3(b) By-Laws of H.B. Fuller Company as amended through July 14, 1999 - incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

Exhibit Number

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

4(e) H.B. Fuller Company Executive Stock Purchase Loan Program - incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registrant's Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

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

*10(e) H.B. Fuller Company 2000 Stock Incentive Plan - incorporated by reference to Registrant's Registration Statement on Form S-8 (Commission File No. 333-48420) filed August 25, 2000.

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

Exhibit Number

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

*10(p) Managing Director Agreement with Peter Koxholt signed October 15, 1998 - incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

*10(q) Change in Control Agreement dated as of October 15, 1998 between H.B. Fuller Company and Peter Koxholt - incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

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

*10(t) H.B. Fuller Company Key Employee Deferred Compensation Plan - incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10(u) Employment Agreement dated May 6, 1999 between H.B. Fuller Company and Raymond A. Tucker - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

*10(v) First Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated February 10, 1999 - incorporated by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

*10(w) H.B. Fuller Company Directors Benefit Trust, dated February 10, 1999, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the Retirement Plan for Directors - incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K405 pursuant to Item 14(c) of this Form 10-K405.

Exhibit Number

11   Statement re:  Computation of Net Income Per Common Share
13   Pages 13-40 of the H.B. Fuller Company 2000 Annual Report to Shareholders
21   Subsidiaries of the Registrant
23   Consent of PricewaterhouseCoopers LLP
24   Powers of Attorney

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 2, 2000.

(c)  See Exhibit Index and Exhibits attached to this Form 10-K405.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           H.B. FULLER COMPANY

Dated:  March 1, 2001                      By /s/ Albert P.L. Stroucken
                                           -------------------------------------
                                           ALBERT P.L. STROUCKEN
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  Signature                                            Title

/s/ Albert P.L. Stroucken                 Chairman of the Board,
-----------------------------------       President and Chief Executive Officer
ALBERT P.L. STROUCKEN                     and Director
                                          (Principal Executive Officer)


/s/ Raymond A. Tucker                     Senior Vice President, and
-----------------------------------       Chief Financial Officer
RAYMOND A. TUCKER                         (Principal Financial Officer)


/s/ James C. McCreary, Jr.                Vice President and Controller
-----------------------------------       (Principal Accounting Officer)
JAMES C. MCCREARY, JR.

Anthony L. Andersen                       *Norbert R. Berg
-----------------------------------       -----------------------------
ANTHONY L. ANDERSEN, Director             NORBERT R. BERG, Director

*Edward L. Bronstien, Jr.                 *Robert J. Carlson
-----------------------------------       -----------------------------
EDWARD L. BRONSTIEN, JR., Director        ROBERT J. CARLSON, Director

*Freeman A. Ford                          *Gail D. Fosler
-----------------------------------       -----------------------------
FREEMAN A. FORD, Director                 GAIL D. FOSLER, Director

*Reatha Clark King                        *Walter Kissling
-----------------------------------       -----------------------------
REATHA CLARK KING, Director               WALTER KISSLING, Director

*John J. Mauriel, Jr.                     *Lee R. Mitau
-----------------------------------       -----------------------------
JOHN J. MAURIEL, JR., Director            LEE MITAU, Director

*By: /s/ Richard C. Baker                 Dated:  March 1, 2001
-----------------------------------
RICHARD C. BAKER
Attorney in Fact

                                 EXHIBIT INDEX

Exhibit Number

3(a) Restated Articles of Incorporation of H.B. Fuller Company, October 30, 1998- incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K405 for the year ended November 28, 1998.

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

4(e) H.B. Fuller Company Executive Stock Purchase Loan Program - incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registrant's Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

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

*10(e) H.B. Fuller Company 2000 Stock Incentive Plan - incorporated by reference to Registrant's Registration Statement on Form S-8 (Commission File No. 333-48420) filed August 25, 2000.

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

Exhibit Number

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

*10(p) Managing Director Agreement with Peter Koxholt signed October 15, 1998 - incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

*10(q) Change in Control Agreement dated as of October 15, 1998 between H.B. Fuller Company and Peter Koxholt - incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

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

*10(t) H.B. Fuller Company Key Employee Deferred Compensation Plan - incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10(u) Employment Agreement dated May 6, 1999 between H.B. Fuller Company and Raymond A. Tucker - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999.

*10(v) First Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated February 10, 1999 - incorporated by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

Exhibit Number

*10(w) H.B. Fuller Company Directors Benefit Trust, dated February 10, 1999, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the Retirement Plan for Directors - incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended November 27, 1999.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K405 pursuant to Item 14(c) of this Form 10-K405.

11      Statement re:  Computation of Net Income Per Common Share
13      Pages 13-40 of the H.B. Fuller Company 2000 Annual Report to
        Shareholders
21      Subsidiaries of the Registrant
23      Consent of PricewaterhouseCoopers LLP
24      Powers of Attorney