Form 10-Q
period 2001-03-03
FULLER H B CO
filed 2001-04-17
CIK 39368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          (Mark One)
         [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 3, 2001

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............. to .............

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No
                                          ---      ---

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,119,845 as of March 31, 2001.

                          PART 1 FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------


                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                          Thirteen Weeks Ended
                                                                 --------------------------------------
                                                                     March 3,           February 26,
                                                                        2001                2000
                                                                 ------------------   -----------------
Net sales                                                                 $306,934            $323,630
Cost of sales                                                             (224,359)           (230,509)
                                                                 ------------------   -----------------
  Gross profit                                                              82,575              93,121
Selling, administrative and other expenses                                 (68,291)            (69,616)
Nonrecurring items                                                               -                 300
Interest expense                                                            (5,663)             (6,041)
Other income (expense), net                                                   (521)             (2,464)
                                                                 ------------------   -----------------
  Income before income taxes and minority interests                          8,100              15,300
Income taxes                                                                (2,997)             (5,967)
Minority interests in consolidated income                                      (15)               (328)
Income from equity investments                                                 462                 725
                                                                 ------------------   -----------------
Net income                                                                  $5,550              $9,730
                                                                 ==================   =================

Weighted-average common shares outstanding:
  Basic                                                                     13,966              13,862
                                                                 ==================   =================
  Diluted                                                                   14,126              14,101
                                                                 ==================   =================

Net income per common share:
  Basic                                                                      $0.40               $0.70
                                                                 ==================   =================
  Diluted                                                                    $0.39               $0.69
                                                                 ==================   =================

Cash dividend per common share                                              $0.210              $0.205
                                                                 ==================   =================


See accompanying notes to consolidated condensed financial statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                 (In thousands)

                                                                       (Unaudited)
                                                                         March 3,          December 2,
                                                                           2001                 2000
                                                                     -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $7,446              $10,489
  Trade receivables                                                           222,324              227,709
  Allowance for doubtful accounts                                              (7,992)              (6,913)
  Inventories                                                                 159,180              153,785
  Other current assets                                                         48,983               49,994
                                                                     -----------------    -----------------
      Total current assets                                                    429,941              435,064

Property, plant and equipment, net of
  accumulated depreciation of $375,984
   in 2001 and $362,553 in 2000                                               394,350              394,689
Deposits and miscellaneous assets                                              93,181               88,903
Other intangibles, net                                                         24,247               25,202
Excess of cost over net assets acquired                                        66,511               66,503
                                                                     -----------------    -----------------
      Total assets                                                         $1,008,230           $1,010,361
                                                                     =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                               $41,071              $34,543
  Current installments of long-term debt                                        1,640                5,718
  Accounts payable                                                            119,434              126,713
  Accrued expenses                                                             46,471               53,515
  Accrued nonrecurring charges                                                    864                1,210
  Income taxes payable                                                          6,250                5,026
                                                                     -----------------    -----------------
      Total current liabilities                                               215,730              226,725

Long-term debt,
  excluding current installments                                              253,410              250,464
Accrued pension cost                                                           69,849               71,927
Deferred income taxes and other liabilities                                    39,377               37,452

Minority interests                                                             19,058               19,083

Stockholders' equity:
  Preferred stock                                                                 306                  306
  Common stock                                                                 14,120               14,116
  Additional paid-in capital                                                   36,744               36,707
  Retained earnings                                                           380,427              377,846
  Accumulated other comprehensive income (loss)                               (17,079)             (20,088)
  Unearned compensation                                                        (3,712)              (4,177)
                                                                     -----------------    -----------------
      Total stockholders' equity                                              410,806              404,710
                                                                     -----------------    -----------------
      Total liabilities and stockholders' equity                           $1,008,230           $1,010,361
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

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                  Thirteen Weeks Ended
                                                                          --------------------------------------
                                                                              March 3,           February 26,
                                                                                2001                 2000
                                                                          -----------------   ------------------
Cash flows from operating activities:
  Net income                                                                        $5,550               $9,730
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                   12,969               13,165
    Nonrecurring items                                                                   -                 (300)
    Other items                                                                     (1,762)              (1,149)
    Change in current assets and liabilities:
        Accounts receivable                                                         10,492               14,308
        Inventories                                                                 (4,456)             (19,316)
        Prepaid assets                                                              (2,003)              (3,425)
        Accounts payable                                                            (9,836)              (6,803)
        Accrued expense                                                             (8,016)             (11,097)
        Accrued nonrecurring charges                                                  (347)              (3,613)
        Income taxes payable                                                         1,528                2,382
                                                                          -----------------   ------------------
          Net cash provided by (used in) operating activities                        4,119               (6,118)

Cash flows from investing activities:
  Purchased property, plant and equipment                                           (8,004)             (10,068)
  Proceeds from sale of assets and businesses                                           51                2,290
                                                                          -----------------   ------------------
          Net cash used in investing activities                                     (7,953)              (7,778)

Cash flows from financing activities:
  Proceeds from long-term debt                                                      10,100               25,522
  Payments on long-term debt                                                       (10,996)             (11,769)
  Proceeds from notes payable                                                        5,947                4,871
  Dividends paid                                                                    (2,969)              (2,884)
  Other financial activities                                                        (1,375)              (3,131)
                                                                          -----------------   ------------------
          Net cash provided by financing activities                                    707               12,609

Effect of exchange rate changes                                                         84                   21
                                                                          -----------------   ------------------
Net change in cash and cash equivalents                                             (3,043)              (1,266)
Cash and cash equivalents at beginning of year                                      10,489                5,821
                                                                          -----------------   ------------------
Cash and cash equivalents at end of period                                          $7,446               $4,555
                                                                          =================   ==================

See accompanying notes to consolidated condensed financial statements.

                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)

1. Accounting Policies: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These interim consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 2, 2000 as filed with the Securities and Exchange Commission.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:

                                                                       Thirteen Weeks Ended
                                                               ------------------------------------
                                                               March 3, 2001     February 26, 2000
                                                               -------------     ------------------
             Net income                                           $5,550                $9,730
             Dividends on preferred shares                            (4)                   (4)
                                                                  ------                ------
             Income attributable to common shares                 $5,546                $9,726
                                                                  ======                ======

             Weighted-average common shares - basic               13,966                13,862
             Equivalent shares from stock
               compensation plans                                    160                   239
                                                                  ------                ------
             Weighted-average common shares - diluted             14,126                14,101
                                                                  ======                ======


     The computations of diluted income per common share do not include 48 and 1 stock options with exercise prices greater than the average market price of the common shares for first quarter 2001 and 2000, respectively, as the results would have been anti-dilutive.

3.   Comprehensive Income: The components of total comprehensive income are:

                                                                       Thirteen Weeks Ended
                                                              ------------------------------------
                                                              March 3, 2001      February 26, 2000
                                                              -------------      -----------------
    Net income                                                    $5,550                $9,730
    Other comprehensive income
          Foreign currency translation, net                        3,009                (3,487)
                                                                  ------                ------
                Total comprehensive income                        $8,559                $6,243
                                                                  ======                ======

4.   Inventories: The composition of inventories is:

                                          March 3, 2001        December 2, 2000
                                          -------------        ----------------
     Raw materials                          $ 63,378              $ 59,986
     Finished goods                          106,756               104,836
     LIFO reserve                            (10,954)              (11,037)
                                            --------              --------
                                            $159,180              $153,785
                                            ========              ========

5. Restructuring Reserve: The restructuring reserve related to the Company's 1998 restructuring plan has a remaining balance of $864. The balance consists of redundant lease payments and severance costs in Europe. Payments in the first quarter of 2001 were $347.

6. Derivatives: On December 3, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of December 3, 2000 was not material to the Company's consolidated financial statements. The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company does not enter into any speculative positions with regard to derivative instruments.

     Derivatives consisted primarily of forward contracts used to manage foreign currency balance sheet liabilities. Because contracts used for balance sheet liabilities outstanding are not designated as hedges, the gains and losses on forward contracts used to manage balance sheet exposures are recognized in other income and expense in the same period as the remeasurement of the related foreign currency denominated liabilities.

     Notional amounts outstanding were $8,080, however, notional amounts are not a measure of the Company's exposure. As of March 2, 2001, the Company had one forward contract maturing with the underlying debt on March 5, 2001. In the opinion of the Company, changes in market value were not material during the quarter ended March 3, 2001.

7. Operating Segments: The following table presents information about the Company's operating segments and geographic segments for the periods presented.

                                                              Inter-
    For the Thirteen Weeks                  Trade            Segment      Operating
    Ended March 3, 2001                    Revenue           Revenue        Income
    -------------------                    -------           -------      --------
    North America Adhesives               $129,377           $ 4,803       $10,082
    Europe Adhesives                        51,942             1,310          (201)
    Latin America Adhesives                 19,449               340          (821)
    Asia/Pacific Adhesives                  23,732                --          (220)
    Specialty Group                         82,434               547         5,444
    Corporate and Unallocated                   --            (7,000)           --
                                          --------           -------       -------
    Total                                 $306,934                --       $14,284
                                          ========           =======       =======

                                                              Inter-
    For the Thirteen Weeks                  Trade            Segment      Operating
    Ended February 26, 2000                Revenue           Revenue        Income
    -----------------------                -------           -------      ---------
    North America Adhesives               $137,944           $ 5,829        $10,303
    Europe Adhesives                        56,710               607          3,734
    Latin America Adhesives                 18,918               429           (489)
    Asia/Pacific Adhesives                  24,734                --            498
    Specialty Group                         85,324               429          9,459
    Corporate and Unallocated                   --            (7,294)            --
                                          --------           -------        -------
    Total                                 $323,630                --        $23,505
                                          ========           =======        =======

Reconciliation of Operating Income to Pretax Income:

    For the Thirteen Weeks Ended    March 3, 2001         February 26, 2000
    ----------------------------    -------------         -----------------
    Operating income                   $14,284                 $23,505
    Nonrecurring items                      --                     300
    Interest expense                    (5,663)                 (6,041)
    Gains from sales of assets              21                     258
    All other                             (542)                 (2,722)
                                       -------                 -------
    Pretax income                      $ 8,100                 $15,300
                                       =======                 =======

8. Reclassification: Effective December 3, 2000, the Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force
     (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Under its provisions, the EITF requires proceeds from shipping charges billed to customers to be included as revenue. The Company previously included shipping charges billed to customers as a reduction of the costs related thereto as a component of selling, administrative and other expenses. Beginning December 3, 2000, the Company classified revenues from shipping charges billed to customers and the costs related thereto as net sales and cost of sales, respectively. The 2000 reported results are presented on a consistent basis.

9. Accounting Standard: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 (SAB 101), which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of SAB 101, as amended, and is required to comply by no later than the fourth quarter of fiscal year 2001. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying Consolidated Condensed Financial Statements.


Results of Operations
---------------------

Net sales in the first quarter of 2001 of $306.9 million were $16.7 million or
5.2 percent below first quarter sales in 2000. The reduction in sales reflected the general slowdown in the U.S. economy, as well as the continued weakness of foreign currencies against the U.S. dollar compared, in each case, with the first quarter of 2000. Currency weaknesses accounted for $7.8 million or 47 percent of the sales decrease. Selling prices increased 2.0 percent over the first quarter of 2000 while sales volume was down 5.1 percent. A key factor in the volume reduction related specifically to the month of December. In December of 1999, our customers were building inventories in preparation for any disruptions that could result from the Y2K issue. In December of 2000, our customers were reducing inventories due to the slowing economy. Approximately two-thirds of the first quarter of 2001 sales decrease occurred in December of 2000.

Net sales changes from first quarter 2000 to first quarter 2001 by operating segment were as follows:

($ millions)
                                                       Increase / (Decrease)
----------------------------------------------------------------------------
North America Adhesives                                 $ (8.5)     (6.2%)
Europe Adhesives                                          (4.8)     (8.4%)
Latin America Adhesives                                    0.5       2.8%
Asia/Pacific Adhesives                                    (1.0)     (4.1%)
Specialty Group                                           (2.9)     (3.4%)
                                                        ------
Total                                                   $(16.7)     (5.2%)
                                                        ======

The gross margin decreased from 28.8 percent in the first quarter of 2000 to
26.9 percent in the first quarter of 2001. Similar to the operating results throughout 2000, rising raw material prices were the primary reason for the gross margin erosion. The price instability of natural gas and crude oil were the primary drivers of higher raw material costs. Selling prices have not kept pace with the increase in raw material costs, however the 2.0 percent increase realized in the first quarter was higher than the 1.1 percent realized in the fourth quarter of 2000. Gross margin restoration remains a key objective for the Company.

Selling, administrative and other expenses (operating expenses) of $68.3 million were $1.3 million or 1.9 percent below the amount spent in the first quarter of last year. Due to the lower sales in the first quarter of 2001, operating expenses as a percent of sales increased from 21.5 percent in the first quarter of 2000 to 22.2 percent for the first quarter of this year. Expense reductions were realized as a result of lower employee census in the first quarter of 2001 as compared to the first quarter of 2000. The total number of employees at the end of the first quarter in 2001 was 4,994 as compared to 5,288 at the end of the first quarter of 2000. Of the total decrease of 294 employees, 231 were included in operating expenses. Another decrease in expenses was realized from a decrease of $1.6 million in costs associated with the Company's U.S. pension plan. Two business initiatives which increased expenses as compared to the prior year, were e-commerce and tax planning. Both initiatives commenced in the second quarter of 2000, therefore the comparative impact on the remaining quarters of 2001 versus 2000 will be less significant.

Interest expense of $5.7 million was $0.4 million below last year. Lower amounts of outstanding debt resulting from improved cash flow, led to the decrease in interest expense.

Other income/expense, net was an expense of $0.5 million in the first quarter of 2001 as compared to an expense of $2.5 million in the first quarter of 2000. Included in last year's expense was a $1.3 million loss on the portfolio of investment assets designated to support the Company's obligations under a supplemental retirement plan. Beginning in March of 2000, the underlying assets of the portfolio were converted to fixed income securities. During the first quarter of 2001, the Company realized income of $0.3 million on these assets. Currency exchange losses netted to zero in the first quarter of 2001 as compared to losses in the first quarter of 2000 of $0.5 million. Gains from sales of assets were $0.2 million less than the first quarter of last year.

The first quarter of 2000 effective income tax rate of 37 percent was 2.0 percentage points lower than the rate used in the first quarter of 2000, but, was the same as the Company used for the entire fiscal year of 2000.

Net income of $5.5 million was 43 percent below last year's net income of $9.7 million. The net income per diluted share was $.39 as compared to $.69 in the first quarter of 2000. Last year's net income included a nonrecurring credit of $0.2 million which had a positive impact of $.01 per diluted share. Excluding the nonrecurring credit from the 2000 results, net income in the first quarter of 2001 decreased 42 percent and net income per diluted share decreased $.29 or 43 percent from the first quarter of 2000.


Operating Segment Results
-------------------------

Net sales in North America Adhesives of $129.4 million for the first quarter of 2001 were $8.6 million or 6.2 percent less than the first quarter of last year. Sales volume was down 8.2 percent while selling prices increased 2.0 percent. The volume decrease was largely due to the slowdown in the automotive industry. Sales to automotive customers decreased over 20 percent from the first quarter of last year. Increases in raw material costs resulted in a 1.5 percentage point decrease in the gross margin. Operating expenses for the first quarter were $3.9 million or 16 percent below the first quarter of last year, largely due to the reduction in number of employees and lower costs associated with the U.S. pension plan discussed in the preceding paragraphs. The resulting operating income of $10.1 million was 2.1 percent less than the $10.3 million of operating income in the first quarter of 2000.

Europe Adhesives net sales of $51.9 million during the first quarter of 2001 were $4.8 million or 8.4 percent below the first quarter of last year. The relative weakness in European currencies compared to the U.S. dollar during the first quarter of 2001 was responsible for $4.2 million of this decrease, or nearly 88 percent of the total sales decline from the first quarter of last year. Selling prices increased 3.5 percent while sales volume dropped 4.3 percent. Raw material cost increases exceeded the selling price increases resulting in a gross margin reduction of 5.3 percentage points. Operating expenses for the first quarter of 2001 were 1.7 percent less than the first quarter of 2000. The operating loss in the first quarter was $0.2 million as compared to operating income of $3.7 million for the first quarter of last year.

Latin America Adhesives net sales for the first quarter of 2001 exceeded the first quarter of last year by $0.5 million or 2.8 percent. Difficult economic conditions in Argentina and Brazil contributed to decreases in both the gross margin and operating income for the quarter. The operating loss of $0.8 million for the first quarter of 2001 compared to a loss of $0.5 million in the first quarter of 2000.

Net sales in Asia/Pacific Adhesives decreased $1.0 million or 4.1 percent from the first quarter of 2000. The negative impact from weakness in currency was
10.4 percent while volume and selling prices increased 4.2 percent and 2.1 percent, respectively. Sales increases realized in the footwear market were partially offset by reductions in the Australian construction adhesives market. Operating income decreased from $0.5 million in the first quarter of 2000 to an operating loss of $0.2 million in the first quarter of 2001.

The Specialty Group had net sales of $82.4 million in the first quarter of 2001, which was $2.9 million or 3.4 percent below last year. Significant decreases were experienced by the Global Coatings and TEC Specialty Products businesses, both of which were impacted by the general slowdown in the U.S. economy. Overall sales volume in the Specialty Group decreased 5.0 percent in the first quarter of 2001 as compared to the first quarter of 2000. The lower sales volume was the key factor in driving the operating income down $4.0 million or 42 percent as compared to the first quarter of last year.


Liquidity and Capital Resources
-------------------------------

Cash flows provided by operations in the first quarter of 2001 were $4.1 million as compared to a negative $6.1 million in the first quarter of 2000. The improved cash flow was primarily due to changes in working capital. In 2001, negative cash flow due to increased working capital was $12.6 million as compared to a negative $27.6 million in the first quarter of 2000. Negative cash flow related to increases in inventories was $19.3 million in the first quarter of 2000 while in 2001 negative cash flow related to increases in inventories was $4.5 million. Cash flow related to accounts receivable was a positive $10.5 million in the first quarter of 2001 as compared to a positive $14.3 million in the first quarter of 2000. Trade accounts receivable DSO (Days Sales Outstanding) of 63 days was equivalent to last year. Total working capital of $214.2 million was $13.3 million or 6.6 percent higher than at the end of the first quarter of 2000. The current ratio was 2.0 at March 3, 2001 as compared to
1.8 at February 26, 2000.

The Company's ratio of long term debt to long term debt plus equity was 38.2 percent at the end of the first quarter as compared to 42.3 percent at the end of the first quarter in 2000. Long term debt of $253.4 million at March 3, 2001 was $26.2 million or 9.4 percent lower than at February 26, 2000.

Capital expenditures for property, plant and equipment were $8.0 million during the first quarter of 2001 as compared to $10.1 million in the first quarter of 2000. These expenditures were primarily for information technology projects and general improvements intended to increase manufacturing efficiency.

Cash and cash equivalents were $7.4 million at March 3, 2001. Current cash levels, combined with the Company's unused lines of credit are considered adequate to meet Company obligations over the next year.

Euro Currency Conversion
------------------------

On January 1, 1999, 11 of the 15 member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. During a transition period from January 1, 1999 through June 30, 2002, the euro will replace the national currencies that exist in the participating countries.

The transition to the euro creates a number of finance, accounting and information systems issues for the Company. These issues are being evaluated and addressed by the management of the Company.

While the Company will continue to evaluate the impact of the euro introduction over time, based on currently available information and the nature of the exposures, the Company does not, at this time, believe that the transition to the euro will have a significant effect on the Company's consolidated results of operations, financial position or liquidity.


Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the Japanese yen, the Australian dollar and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. References to volume changes includes volume and product mix changes, combined.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See Note 6 to consolidated condensed financial statements.

                           PART II. OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits

     None

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the thirteen weeks ended March 3, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       H. B. Fuller Company


Dated:  April 17, 2001                 /s/ Raymond A. Tucker
                                       ---------------------
                                       Raymond A. Tucker
                                       Senior Vice President and
                                       Chief Financial Officer