Form 10-Q
period 2001-06-02
FULLER H B CO
filed 2001-07-16
CIK 39368

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 2, 2001
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to___________

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,125,556 as of June 30, 2001.

                         PART 1 FINANCIAL INFORMATION
                         ----------------------------

Item 1. Financial Statements
----------------------------

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statement of Income
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                      Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                              -------------------------------------    -----------------------------------
                                                June 2, 2001         May 27, 2000       June 2, 2001        May 27, 2000
                                              ---------------      ----------------    --------------     ----------------
Net sales                                        $ 328,507             $ 350,173         $ 635,441            $ 673,803
Cost of sales                                     (240,294)             (250,447)         (464,653)            (480,956)
                                              ---------------      ----------------    --------------     ----------------
 Gross profit                                       88,213                99,726           170,788              192,847
Selling, administrative and
 other expenses                                    (64,600)              (67,809)         (132,891)            (137,425)
Nonrecurring items                                       -                     -                 -                  300
Interest expense                                    (5,503)               (6,068)          (11,166)             (12,110)
Other income (expense), net                           (171)                1,749              (692)                (714)
                                              ---------------      ----------------    --------------     ----------------
 Income before income taxes
  and minority interests                            17,939                27,598            26,039               42,898
Income taxes                                        (6,117)               (9,911)           (9,114)             (15,878)
Minority interests in consolidated income             (495)                 (650)             (510)                (978)
Income from equity investments                         533                   735               995                1,460
                                              ---------------      ----------------    --------------     ----------------
Net income                                       $  11,860             $  17,772         $  17,410            $  27,502
                                              ===============      ================    ==============     ================

Weighted-average common
 shares outstanding:
 Basic                                              13,977                13,909            13,972               13,885
                                              ===============      ================    ==============     ================
 Diluted                                            14,135                14,086            14,130               14,093
                                              ===============      ================    ==============     ================

Net income per common share:
 Basic                                           $    0.85             $    1.28         $    1.25            $    1.98
                                              ===============      ================    ==============     ================
 Diluted                                         $    0.84             $    1.26         $    1.23            $    1.95
                                              ===============      ================    ==============     ================

Cash dividend per common share                   $   0.215             $   0.210         $   0.425            $   0.415
                                              ===============      ================    ==============     ================

See accompanying notes to consolidated condensed financial statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheet
                                (In thousands)

                                                                    (Unaudited)
                                                                    June 2, 2001           December 2, 2000
                                                                 ------------------       ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $            8,477      $           10,489
  Trade receivables                                                          220,856                 227,709
  Allowance for doubtful accounts                                             (7,435)                 (6,913)
  Inventories                                                                148,943                 153,785
  Other current assets                                                        47,839                  49,994
                                                                  ------------------      ------------------
      Total current assets                                                   418,680                 435,064

Property, plant and equipment, net of
  accumulated depreciation of $375,630
   in 2001 and $362,553 in 2000                                              382,500                 394,689
Deposits and miscellaneous assets                                             97,285                  88,903
Other intangibles, net                                                        23,470                  25,202
Excess of cost over net assets acquired                                       64,005                  66,503
                                                                  ------------------      ------------------
      Total assets                                                $          985,940      $        1,010,361
                                                                  ==================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $           34,911      $           34,543
  Current installments of long-term debt                                       1,940                   5,718
  Accounts payable                                                           112,480                 126,713
  Accrued expenses                                                            46,157                  53,515
  Accrued nonrecurring charges                                                   666                   1,210
  Income taxes payable                                                         9,255                   5,026
                                                                  ------------------      ------------------
      Total current liabilities                                              205,409                 226,725

Long-term debt,
  excluding current installments                                             242,654                 250,464
Accrued pension cost                                                          64,151                  71,927
Deferred income taxes and other liabilities                                   38,649                  37,452

Minority interests                                                            19,537                  19,083

Stockholders' equity:
  Preferred stock                                                                306                     306
  Common stock                                                                14,126                  14,116
  Additional paid-in capital                                                  37,192                  36,707
  Retained earnings                                                          389,247                 377,846
  Accumulated other comprehensive income (loss)                              (22,146)                (20,088)
  Unearned compensation                                                       (3,185)                 (4,177)
                                                                  ------------------      ------------------
      Total stockholders' equity                                             415,540                 404,710
                                                                  ------------------      ------------------
      Total liabilities and stockholders' equity                  $          985,940      $        1,010,361
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

                                         H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                                          Consolidated Condensed Statement of Cash Flows
                                                            (Unaudited)
                                                          (In thousands)


                                                                               Twenty-six Weeks Ended
                                                                     -------------------------------------------
                                                                           June 2,                  May 27,
                                                                            2001                     2000
                                                                     ------------------      -------------------
Cash flows from operating activities:
  Net income                                                                   $ 17,410                 $ 27,502
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                                26,344                   25,916
    Nonrecurring items                                                                -                     (300)
    Other items                                                                  (7,590)                   4,414
    Change in current assets and liabilities (net of
      effects of acquisitions/divestitures):
        Accounts receivable                                                       3,304                     (419)
        Inventories                                                               3,386                  (13,195)
        Prepaid assets                                                             (404)                  (4,134)
        Accounts payable                                                        (11,590)                  (9,308)
        Accrued expense                                                          (5,665)                  (8,660)
        Accrued nonrecurring charges                                               (544)                  (5,232)
        Income taxes payable                                                      4,901                    6,579
                                                                     ------------------      -------------------
          Net cash provided by operating activities                              29,552                   23,163

Cash flows from investing activities:
  Purchased property, plant and equipment                                       (15,600)                 (22,727)
  Purchased business, net of cash acquired                                            -                   (5,498)
  Proceeds from sale of assets                                                    3,849                   10,270
                                                                     ------------------      -------------------
          Net cash used in investing activities                                 (11,751)                 (17,955)

Cash flows from financing activities:
  Proceeds from long-term debt                                                    7,724                   36,121
  Payments on long-term debt                                                    (16,798)                 (33,008)
  Proceeds (payments) from/on notes payable                                         564                    4,614
  Dividends paid                                                                 (6,010)                  (5,849)
  Other financing activities                                                     (5,282)                  (9,158)
                                                                     ------------------      -------------------
          Net cash used in financing activities                                 (19,802)                  (7,280)

Effect of exchange rate changes on cash                                             (11)                    (229)
                                                                     ------------------      -------------------
Net change in cash and cash equivalents                                          (2,012)                  (2,301)
Cash and cash equivalents at beginning of year                                   10,489                    5,821
                                                                     ------------------      -------------------
Cash and cash equivalents at end of period                                     $  8,477                 $  3,520
                                                                     ==================      ===================

See accompanying notes to consolidated condensed financial statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             (Amounts in Thousands)

1. Accounting Policies: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 2, 2000 as filed with the Securities and Exchange Commission.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:


                                                              Thirteen Weeks Ended
                                                          --------------------------------
                                                           June 2, 2001      May 27, 2000
                                                          ---------------   ---------------
Net income                                                      $11,860        $17,772
Dividends on preferred shares                                        (4)            (4)
                                                                -------        -------
Income attributable to common shares                            $11,856        $17,768
                                                                =======        =======

Weighted-average common shares - basic                           13,977         13,909
Equivalent shares from stock compensation plans                     158            177
                                                                -------        -------
Weighted-average common shares - diluted                         14,135         14,086
                                                                =======        =======

                                                                Twenty-six Weeks Ended
                                                          --------------------------------
                                                             June 2, 2001    May 27, 2000
                                                          ---------------   ---------------
Net income                                                      $17,410        $27,502
Dividends on preferred shares                                        (8)            (8)
                                                                -------        -------
Income attributable to common shares                            $17,402        $27,494
                                                                =======        =======

Weighted-average common shares - basic                           13,972         13,885
Equivalent shares from stock compensation plans                     158            208
                                                                -------        -------
Weighted-average common shares - diluted                         14,130         14,093
                                                                =======        =======

 The computations of diluted income per common share do not include 28 and 32 stock options with exercise prices greater than the average market price of the common shares for second quarter 2001 and 2000, respectively, and of 38 and 16 for the twenty-six weeks 2001 and 2000, respectively, as the results would have been anti-dilutive.

3.  Comprehensive Income:  The components of total comprehensive income are:


                                                              Thirteen Weeks Ended
                                                          --------------------------------
                                                           June 2, 2001      May 27, 2000
                                                          ---------------   ---------------
 Net income                                                     $ 11,860       $ 17,772
 Other comprehensive income
  Foreign currency translation, net                               (5,068)        (3,575)
                                                                --------       --------
   Total comprehensive income                                   $  6,792       $ 14,197
                                                                ========       ========


                                                       Twenty-six Weeks Ended
                                                   -----------------------------
                                                   June 2, 2001     May 27, 2000
                                                   ------------     ------------

    Net income                                       $ 17,410         $ 27,502
    Other comprehensive income
       Foreign currency translation, net               (2,058)          (7,062)
                                                     --------         --------
          Total comprehensive income                 $ 15,352         $ 20,440
                                                     ========         ========

4.  Inventories: The composition of inventories is:

                                                 June 2, 2001   December 2, 2000
                                                 ------------   ----------------

    Raw materials                                  $ 59,615         $ 59,986
    Finished goods                                  100,404          104,836
    LIFO reserve                                    (11,076)         (11,037)
                                                   --------         --------
                                                   $148,943         $153,785
                                                   ========         ========

5. Restructuring Reserve: The restructuring reserve related to the Company's 1998 restructuring plan has a remaining balance of $666. The balance consists of redundant lease payments and severance costs in Europe. Payments in the twenty-six weeks of 2001 were $544.

6. Derivatives: On December 3, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of December 3, 2000 was not material to the Company's consolidated condensed financial statements. The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company does not enter into any speculative positions with regard to derivative instruments.

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

    Notional amounts outstanding were $1,912, however, notional amounts are not a measure of the Company's exposure. As of June 2, 2001, the Company had forward contracts maturing between June 15, 2001 and November 30, 2001. In the opinion of the Company, changes in market value were not material during the quarter ended June 2, 2001.

7. Operating Segments: The following table presents information about the Company's operating segments for all periods presented.

                                                                    Inter-
    For the Thirteen Weeks                           Trade         Segment       Operating
    Ended June 2, 2001                              Revenue        Revenue        Income
    ------------------                              -------        -------        ------
    North America Adhesives                         $146,450       $ 4,861         $15,907
    Europe Adhesives                                  55,974         1,458             824
    Latin America Adhesives                           18,522           323            (844)
    Asia/Pacific Adhesives                            23,668            --             196
    Specialty Group                                   83,893           432           7,530
    Corporate and Unallocated                             --        (7,074)             --
                                                    --------       -------         -------
    Total                                           $328,507            --         $23,613
                                                    ========       =======         =======

                                                                           Inter-
   For the Thirteen Weeks                                   Trade         Segment       Operating
   Ended May 27, 2000                                      Revenue        Revenue        Income
   ------------------                                      -------       --------        ------
   North America Adhesives                                $153,414       $  2,743       $13,697
   Europe Adhesives                                         60,328          1,180         4,171
   Latin America Adhesives                                  20,051            333         1,313
   Asia/Pacific Adhesives                                   25,200             --           584
   Specialty Group                                          91,180            607        12,152
   Corporate and Unallocated                                    --         (4,863)           --
                                                          --------       ---------      -------
   Total                                                  $350,173             --       $31,917
                                                          ========       =========      =======

                                                                           Inter-
   For the Twenty-six Weeks                                 Trade         Segment       Operating
   Ended June 2, 2001                                      Revenue        Revenue        Income
   ------------------                                      -------       --------        ------
   North America Adhesives                                $275,827       $  9,664       $25,989
   Europe Adhesives                                        107,916          2,768           623
   Latin America Adhesives                                  37,971            663        (1,665)
   Asia/Pacific Adhesives                                   47,400             --           (24)
   Specialty Group                                         166,327            979        12,974
   Corporate and Unallocated                                    --        (14,074)           --
                                                          --------       --------       -------
   Total                                                  $635,441             --       $37,897
                                                          ========       ========       =======

                                                                           Inter-
   For the Twenty-six Weeks                                 Trade         Segment       Operating
   Ended May 27, 2000                                      Revenue        Revenue        Income
   ------------------                                      -------        -------        ------
   North America Adhesives                                $291,358       $  8,572       $24,000
   Europe Adhesives                                        117,038          1,787         7,905
   Latin America Adhesives                                  38,969            762           824
   Asia/Pacific Adhesives                                   49,934             --         1,082
   Specialty Group                                         176,504          1,036        21,611
   Corporate and Unallocated                                    --        (12,157)           --
                                                          --------       --------       -------
   Total                                                  $673,803             --       $55,422
                                                          ========       ========       =======

Reconciliation of Operating Income to Pretax Income:

   For the Thirteen Weeks Ended                                     June 2, 2001   May 27, 2000
   -----------------------------                                    ------------   ------------
   Operating income                                                   $ 23,613       $ 31,917
   Interest expense                                                     (5,503)        (6,068)
   Gains from sales of assets                                            1,623          1,777
   All other                                                            (1,794)           (28)
                                                                      --------       --------
   Pretax income                                                      $ 17,939       $ 27,598
                                                                      ========       ========

   For the Twenty-six Weeks Ended                                   June 2, 2001   May 27, 2000
   ------------------------------                                   ------------   ------------
   Operating income                                                   $ 37,897       $ 55,422
   Nonrecurring items                                                       --            300
   Interest expense                                                    (11,166)       (12,110)
   Gains from sales of assets                                            1,623          2,035
   All other                                                            (2,315)        (2,749)
                                                                      --------       --------
   Pretax income                                                      $ 26,039       $ 42,898
                                                                      ========       ========

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following discussion includes comments and data relating to the Company's financial condition and results of operations during the periods included in the accompanying unaudited consolidated condensed financial statements.

Results of Operations
---------------------

Net sales in the second quarter of 2001 of $328.5 million were $21.7 million or
6.2 percent below the net sales in the second quarter of 2000. The lower sales were primarily the result of reduced demand due to the slowing global economy as well as the weakness in foreign currencies as compared to the U.S. dollar. As compared to the second quarter of 2000, sales volume decreased 6.2 percent, the foreign currency weakness caused a 2.0 percent decline and selling prices increased 2.1 percent.

Through the first six months of 2001, net sales of $635.4 million were $38.4 million or 5.7 percent below the first six months of 2000. Reduced volume accounted for a decline of 5.6 percent, foreign currency weakness caused a 2.2 percent decline and selling prices were 2.1 percent above the first six months of 2000.

The following table shows the net sales changes from 2000 to 2001 for the second quarter and six months year-to-date by operating segment:

($ Millions)

Increase / (Decrease)        Second Quarter          Six Months
------------------------------------------------------------------
North America Adhesives     $ (7.0)   (4.5%)       $(15.6)  (5.3%)
Europe Adhesives              (4.4)   (7.2%)         (9.1)  (8.0%)
Latin America Adhesives       (1.5)   (7.6%)         (1.0)  (2.6%)
Asia/Pacific Adhesives        (1.5)   (6.1%)         (2.5)  (5.1%)
Specialty Group               (7.3)   (8.0%)        (10.2)  (5.8%)
                            ------                 ------
Total                       $(21.7)   (6.2%)       $(38.4)  (5.7%)
                            ======                 ======

The net sales decrease in North America Adhesives for the second quarter was driven by a 6.9 percent decrease in volume. Sales to the automotive market were down over 12 percent in the second quarter of 2001. This was a direct result of production cutbacks within the North American automotive industry. Selling prices in North America Adhesives increased in the second quarter of 2001 by 2.7 percent as compared to the second quarter of 2000. Excluding the automotive market where prices declined, selling prices increased 3.4 percent over the second quarter of 2000.

The relative weakness of the euro as compared to the U.S. dollar continued to hinder sales performance in Europe Adhesives. In the second quarter of 2001, the currency weakness resulted in a 4.9 percent sales decline as compared to last year. A slowdown in the European economy also had a negative impact, as sales volume in the second quarter of 2001 was 6.6 percent below the second quarter of 2000. Offsetting the negative volume and currency variances was an increase in selling prices of 4.3 percent as compared to the second quarter of 2000.

The net sales decrease for the second quarter of 2001 in Latin America Adhesives was due primarily to the weak economic conditions in South America, especially Argentina. Brazil's acceleration of the currency devaluation process also had a negative impact on the second quarter net sales.

Asia/Pacific Adhesives showed a volume increase in net sales of 4.5 percent in the second quarter of 2001 as compared to the second quarter of 2000. The volume increase was offset however, by a decrease of over 11 percent due to negative currency effects. The weakness of the Australian dollar and Japanese yen, as compared to the U.S. dollar, caused the sales decrease.

The Specialty Group net sales were also hard hit by volume decreases in the second quarter. The volume decrease compared to the second quarter of 2000 was
8.2 percent. Global Coatings, TEC Specialty Products and Liquid Paints each had significant net sales shortfalls in the second quarter of 2001 as compared to the second quarter of 2000, primarily due to lower volume. The volume reductions in Global Coatings and TEC Specialty Products were largely due to the general slowdown of the U.S. economy.

The consolidated gross profit margin was 26.9 percent for both the second quarter and the first six months of 2001. This compares to 28.5 percent in the second quarter of 2000 and 28.6 percent in the first six months of 2000. The lower gross profit margin in 2001 was due primarily to higher raw material costs as compared to the same periods in 2000. Higher energy costs also contributed to the lower margin along with reduced plant utilization related to the lower sales volume.

Selling, administrative and other expenses were $64.6 million or 19.7 percent of net sales in the second quarter of 2001. This compares to $67.8 million or 19.4 percent of net sales in the second quarter of 2000. Last year's expenses included a credit of $1.3 million from the settlement of a claim against a raw material vendor in Latin America. Payroll costs were lower in the second quarter of 2001 as compared to 2000 due to lower census. The total number of employees at June 2, 2001 was 4,966 as compared to 5,142 at May 27, 2000. The number of employees included in operating expenses was 2,418 at June 2, 2001 as compared to 2,571 at May 27, 2000 - a reduction of approximately 6 percent. Another factor that contributed to the lower expenses in the second quarter of 2001 was reduced U.S. pension costs of $1.8 million as compared to the second quarter of 2000. The second quarter of both 2001 and 2000 included reversal of management bonuses accrued in the first quarter. In 2001 the reversal amount was approximately $0.9 million as compared to $1.5 million in the second quarter of 2000.

Through the first six months of 2001, selling, administrative and other expenses were $132.9 million or 20.9 percent of net sales. For the same period of 2000, the expenses were $137.4 million or 20.4 percent of net sales.

Interest expense was $5.5 million in the second quarter of 2001 as compared to $6.1 million in the second quarter of 2000. In the first six months of 2001 interest expense was $11.2 million as compared to $12.1 million for the same period in 2000. Lower average debt levels during 2001 resulting from improved cash flows as compared to last year was the reason for the lower interest expense.

Other income/expense, net was expense of $0.2 million in the second quarter of 2001 as compared to income of $1.7 million in the second quarter of 2000. The second quarter of 2001 included a gain of $1.6 million from the sale of an investment in a Japanese company. The second quarter of 2000 included gains totaling $1.6 million from the sales of unproductive assets. Also included in the second quarter of 2000 was $2.4 million of income from the Company's SERP portfolio, when the portfolio was invested 100 percent in equities. The income from the SERP portfolio, which has been converted to fixed income securities, in the second quarter of 2001 was $0.2 million.

The income tax rate for the first six months of 2001 was adjusted to 35 percent from 37 percent in the first quarter of 2001, which resulted in a second quarter rate of 34.1 percent. The 35 percent rate reflects the expected rate for the year, taking into consideration the current mix of worldwide income and the tax planning initiatives, both of which are subject to change. In the second quarter of 2000 the effective tax rate was lowered to 37 percent from 39 percent in the first quarter of 2000. Therefore, the effective rate for the second quarter of 2000 was 35.9 percent.

Net income in the second quarter of 2001 was $11.9 million as compared to $17.8 million in the second quarter of 2000 - a reduction of 33 percent. The net income per diluted share was $0.84 in the second quarter of 2001, as compared to $1.26 per diluted share in the second quarter of 2000. Through the first six months of 2001 the net income of $17.4 million was 37 percent below the net income of $27.5 million in the first six months of 2000.

The net income per diluted share of $1.23 for the first six months of 2001 was 37 percent below the income per diluted share of $1.95 earned in the first six months of 2000. Last year's net income per diluted share for the first six months included a nonrecurring credit of $.01 per share.

Operating Segment Results
-------------------------

Operating income in North America Adhesives of $15.9 million in the second quarter of 2001 was $2.2 million or 16.1 percent above the operating income in the second quarter of 2000. Reduced expenses, primarily related to employee payroll and benefits costs, more than offset the negative effects of lower sales volume and higher raw material costs. Through the first six months of 2001, operating income in North America Adhesives was $2.0 million or 8.2 percent above the operating income for the first six months of 2000.

Europe Adhesives reported operating income of $0.8 million in the second quarter of 2001 as compared to $4.2 million in the second quarter of 2000, a reduction of over 80 percent. Lower sales volume, higher raw material costs and negative currency effects all contributed to the reduced operating income. The gross profit margin for Europe Adhesives in the second quarter of 2001 was 3.5 percentage points below the second quarter of last year. For the first six months of 2001 Europe Adhesives operating income was below the first six months of 2000 by $7.3 million or 92 percent.

In Latin America Adhesives, the operating income reduction of $2.2 million in the second quarter of 2001 as compared to the second quarter of 2000 was caused primarily by the settlement against a raw material supplier in the second quarter of 2000. As discussed above, the impact on selling, administrative and other expenses was a credit of $1.3 million. The total settlement was for a credit of $1.5 million as an additional $0.2 million was credited to cost of sales. Excluding this settlement, operating income for the second quarter of 2001 in Latin America Adhesives was $0.6 million below the second quarter of 2000.

In Asia/Pacific Adhesives, the lower operating income in the second quarter of 2001 as compared to the second quarter of 2000 was primarily due to the sales decrease discussed above.

Lower sales volume was the main reason operating income in the Specialty Group dropped from $12.2 million in the second quarter of 2000 to $7.5 in the second quarter of 2001. The operating income through six months of 2001 was $13.0 million as compared to $21.6 million for the same period in 2000, a 40 percent reduction.

Liquidity and Capital Resources
-------------------------------

Cash flows provided by operating activities in the first six months of 2001 were $29.6 million as compared to $23.2 million in the first six months of 2000. Improved cash flows due to changes in working capital more than offset the lower net income in 2001 as compared to 2000. In 2001, negative cash flows due to increased working capital were $6.6 million as compared to a negative $34.4 million in the first six months of 2000. Positive cash flows related to decreases in inventories were $3.4 million in the first six months of 2001 while in the first six months of 2000, negative cash flows related to increases in inventories were $13.2 million. Cash flows related to accounts receivable were a positive $3.3 million in the first six months of 2001 as compared to a negative $0.4 million in the first six months of 2000. Trade accounts receivable DSO (Days Sales Outstanding) was 59 days at June 2, 2001 compared to 61 days at May 27, 2000. The DSO at December 2, 2000 was 55 days. Total working capital of $213.3 million at June 2, 2001 was $13.1 million or 6.5 percent higher than at the end of the first six months of 2000. The current ratio was
2.0 at June 2, 2001 as compared to 1.8 at May 27, 2000. Total working capital at December 2, 2000 was $208.3 million and the current ratio was 1.9.

The Company's ratio of long-term debt to long-term debt plus equity was 36.9 percent at June 2, 2001 as compared to 40.3 percent at May 27, 2000 and 38.2 percent at December 2, 2000. Long-term debt of $242.7 million at June 2, 2001 was $23.3 million or 8.8 percent lower than at May 27, 2000. The long-term debt at December 2, 2000 was $250.5 million.

Capital expenditures for property, plant and equipment were $15.6 million during the first six months of 2001 as compared to $22.7 million in the first six months of 2000. These expenditures were primarily for information technology projects and general improvements intended to increase manufacturing efficiency.

Cash and cash equivalents were $8.5 million at June 2, 2001. Current cash levels, combined with the Company's unused lines of credit are considered adequate to meet Company obligations over the next year.

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

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------

Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the Japanese yen, the Australian dollar and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, the impact of exchange rates, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume and product mix changes, combined.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

See Note 6 to unaudited consolidated condensed financial statements.


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

(a) The Registrant's annual meeting of security holders was held on April 19, 2001.

(b) The following matters were submitted to a vote of security holders during the second quarter:

     Proposal 1 - Election of Directors - Class II (term ending in 2004):


     Nominees                 Votes For      Votes Withheld
     --------                 ---------      --------------
     Norbert R. Berg          11,451,278        4,280,524
     Freeman A. Ford          11,458,553        4,273,249
     John J. Muriel, Jr.      11,406,158        4,325,644

     Robert J. Carlson, Gail D. Fosler, Reatha Clark King, Albert P.L. Stroucken; Edward L. Bronstien, Jr., Walter Kissling, Lee R. Mitau and R. William Van Sant continued to serve as directors following the meeting.

     Proposal 2 - Proposal to Ratify the Appointment of Independent Auditors:

     Votes for: 15,379,948    Votes against: 253,400    Votes to abstain: 98,454

     Proposal 3 - To consider and vote on a security holder proposal regarding tobacco-related business of the Registrant:

     Votes for: 823,952   Votes against: 12,403,983   Votes to abstain:  684,729
     Broker non-vote:  1,819,138

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits

          10(a) International Service Agreement with Peter Koxholt dated May 1, 2001
          10(b)  Letter to Peter Koxholt dated May 1, 2001

(b)  Reports on Form 8-K.

     One report on Form 8-K was filed during the thirteen weeks ended June 2, 2001 reporting the Company's financial results for the first quarter of 2001.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        H. B. Fuller Company


Dated:  July 17, 2001                   /s/ Raymond A. Tucker
                                        ---------------------
                                        Raymond A. Tucker
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number

10(a) International Service Agreement with Peter Koxholt dated May 1, 2001 10(b) Letter to Peter Koxholt dated May 1, 2001