Form 10-Q
period 2001-09-01
FULLER H B CO
filed 2001-10-16
CIK 39368

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 1, 2001
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________to__________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 14,142,632 as of September 30, 2001.

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1. Financial Statements
----------------------------


                H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Condensed Statement of Income
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                           Quarter Ended                  Three Quarters Ended
                                                ---------------------------------    -------------------------------
                                                 September 1,        August 26,        September 1,     August 26,
                                                      2001              2000              2001             2000
                                                ----------------   --------------    --------------   --------------
Net sales                                       $       315,712    $     325,977     $     951,153    $     999,780
Cost of sales                                          (229,789)        (239,930)         (694,442)        (720,886)
                                                ---------------    -------------     -------------    -------------
  Gross profit                                           85,923           86,047           256,711          278,894
Selling, administrative and other expenses              (61,173)         (67,034)         (194,064)        (204,459)
Nonrecurring credits                                          -                -                 -              300
Interest expense                                         (5,198)          (5,802)          (16,364)         (17,999)
Other expense, net                                       (1,537)          (1,591)           (2,229)          (2,219)
                                                ---------------    -------------     -------------    -------------
  Income before income taxes, minority
     interests, and equity investments                   18,015           11,620            44,054           54,517
Income taxes                                             (3,676)          (4,293)          (12,790)         (20,171)
Minority interests in consolidated income                  (177)            (285)             (687)          (1,262)
Income from equity investments                              426              352             1,421            1,812
                                                ---------------    -------------     -------------    -------------
Net income                                      $        14,588    $       7,394     $      31,998    $      34,896
                                                ===============    =============     =============    =============


Weighted-average common shares outstanding:
  Basic                                                  13,985           13,938            13,976           13,903
                                                ===============    =============     =============    =============
  Diluted                                                14,198           14,102            14,153           14,096
                                                ===============    =============     =============    =============

Net income per common share:
  Basic                                         $          1.04    $        0.53     $        2.29    $        2.51
                                                ===============    =============     =============    =============
  Diluted                                       $          1.03    $        0.52     $        2.26    $        2.47
                                                ===============    =============     =============    =============

Cash dividend per common share                  $         0.215    $       0.210     $       0.640    $       0.625
                                                ===============    =============     =============    =============

See accompanying notes to consolidated condensed financial statements.

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Condensed Balance Sheet
                                (In thousands)

                                                                       (Unaudited)
                                                                       September 1,          December 2,
                                                                           2001                 2000
                                                                     -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  11,077          $    10,489
  Trade receivables                                                           221,770              227,709
  Allowance for doubtful accounts                                              (8,004)              (6,913)
  Inventories                                                                 147,315              153,785
  Other current assets                                                         46,929               49,994
                                                                     -----------------    -----------------
      Total current assets                                                    419,087              435,064

Property, plant and equipment, net of
  accumulated depreciation of $383,592
  in 2001 and $362,553 in 2000                                                380,830              394,689
Other long-term assets                                                        104,253               88,903
Other intangibles, net                                                         22,738               25,202
Goodwill, net                                                                  63,959               66,503
                                                                     -----------------    -----------------
      Total assets                                                          $ 990,867          $ 1,010,361
                                                                     =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                             $  34,915          $    34,543
  Current installments of long-term debt                                        1,665                5,718
  Accounts payable                                                            111,130              126,713
  Accrued expenses                                                             49,007               53,515
  Accrued nonrecurring charges                                                    544                1,210
  Income taxes payable                                                          7,309                5,026
                                                                     -----------------    -----------------
      Total current liabilities                                               204,570              226,725

Long-term debt,
  excluding current installments                                              230,824              250,464
Accrued pension cost                                                           62,686               71,927
Deferred income taxes and other liabilities                                    42,339               37,452

Minority interests                                                             19,755               19,083

Stockholders' equity:
  Preferred stock                                                                 306                  306
  Common stock                                                                 14,136               14,116
  Additional paid-in capital                                                   37,678               36,707
  Retained earnings                                                           400,793              377,846
  Accumulated other comprehensive loss                                        (18,789)             (20,088)
  Unearned compensation                                                        (3,431)              (4,177)
                                                                     -----------------    -----------------
      Total stockholders' equity                                              430,693              404,710
                                                                     -----------------    -----------------
      Total liabilities and stockholders' equity                            $ 990,867          $ 1,010,361
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

               H.B. FULLER COMPANY AND CONSOLIDATED SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                  Three Quarters Ended
                                                                          --------------------------------------
                                                                             September 1,         August 26,
                                                                                 2001                2000
                                                                          -----------------   ------------------
Cash flows from operating activities:
  Net income                                                                      $ 31,998             $ 34,896
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                   39,423               38,205
    Other items                                                                        648               (1,707)
    Change in assets and liabilities (net of
      effects of acquisitions/divestitures):
        Accounts receivable                                                          7,377                7,257
        Inventories                                                                  6,719              (12,761)
        Prepaid assets                                                                 799               (3,158)
        Other assets, net of amortization                                           (2,104)              (1,652)
        Accounts payable                                                           (17,211)              (6,237)
        Accrued expense                                                             (4,625)              (6,677)
        Accrued nonrecurring charges                                                  (544)              (6,260)
        Income taxes payable                                                         4,069                6,177
        Accrued pension costs                                                       (9,004)              (3,307)
        Other liabilities                                                           (2,480)              (3,153)
                                                                          -----------------   ------------------
          Net cash provided by operating activities                                 55,065               41,623

Cash flows from investing activities:
  Purchased property, plant and equipment                                          (24,461)             (34,109)
  Purchased business, net of cash acquired                                          (2,022)              (5,498)
  Purchased investments                                                             (1,495)                   -
  Proceeds from sale of investments                                                  1,567                    -
  Proceeds from sale of business                                                         -                3,852
  Proceeds from sale of assets                                                       2,798                6,908
                                                                          -----------------   ------------------
          Net cash used in investing activities                                    (23,613)             (28,847)

Cash flows from financing activities:
  Proceeds from long-term debt                                                       4,298               53,110
  Payments on long-term debt                                                       (29,572)             (60,255)
  Proceeds from notes payable                                                        3,479                2,777
  Dividends paid                                                                    (9,051)              (8,817)
  Other financial activities                                                          (278)                 350
                                                                          -----------------   ------------------
          Net cash used in financing activities                                    (31,124)             (12,835)

Effect of exchange rate changes                                                        260                 (241)
                                                                          -----------------   ------------------
Net change in cash and cash equivalents                                                588                 (300)
Cash and cash equivalents at beginning of year                                      10,489                5,821
                                                                          -----------------   ------------------
Cash and cash equivalents at end of period                                        $ 11,077             $  5,521
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

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:

                                                                  Quarter Ended
                                                       -----------------------------------
                                                       September 1, 2001   August 26, 2000
                                                       ------------------  ---------------
     Net income                                               $14,588           $ 7,394
     Dividends on preferred shares                                 (4)               (4)
                                                              -------           -------
     Income attributable to common shares                     $14,584           $ 7,390
                                                              =======           =======

     Weighted-average common shares - basic                    13,985            13,938
     Dilutive effect of stock compensation plans                  213               164
                                                              -------           -------
     Weighted-average common shares - diluted                  14,198            14,102
                                                              =======           =======

                                                                Three Quarters Ended
                                                       -----------------------------------
                                                       September 1, 2001   August 26, 2000
                                                       -----------------   ---------------
     Net income                                               $31,998           $34,896
     Dividends on preferred shares                                (12)              (12)
                                                              -------           -------
     Income attributable to common shares                     $31,986           $34,884
                                                              =======           =======

     Weighted-average common shares - basic                    13,976            13,903
     Dilutive effect of stock compensation plans                  177               193
                                                              -------           -------
     Weighted-average common shares - diluted                  14,153            14,096
                                                              =======           =======

     The computations of diluted income per common share do not include options exercisable for 7 and 43 common shares with exercise prices greater than the average market price of the common shares for third quarter 2001 and 2000, respectively, and of 28 and 25 for the three quarters 2001 and 2000, respectively, as the results would have been anti-dilutive.

3.   Comprehensive Income:  The components of total comprehensive income are:

                                                            Quarter Ended
                                                 -----------------------------------
                                                 September 1, 2001   August 26, 2000
                                                 ------------------  ---------------
     Net income                                       $ 14,588           $  7,394
     Other comprehensive income (loss)
          Foreign currency translation, net              3,357               (879)
                                                      --------           --------
               Total comprehensive income             $ 17,945           $  6,515
                                                      ========           ========

                                                                       Three Quarters Ended
                                                                -----------------------------------
                                                                September 1, 2001   August 26, 2000
                                                                -----------------------------------
     Net income                                                     $ 31,998           $ 34,896
     Other comprehensive income (loss)
          Foreign currency translation, net                            1,299             (7,941)
                                                                    --------           --------
               Total comprehensive income                           $ 33,297           $ 26,955
                                                                    ========           ========

4.   Inventories:  The composition of inventories is:

                                  September 1, 2001     December 2, 2000
                                  -----------------     ----------------
     Raw materials                    $ 60,220             $ 59,986
     Finished goods                     98,138              104,836
     LIFO reserve                      (11,043)             (11,037)
                                       -------              -------
                                      $147,315             $153,785
                                       =======              =======

5. Restructuring Reserve: The restructuring reserve related to the Company's 1998 restructuring plan has a remaining balance of $544. The balance consists of redundant lease payments and severance costs in Europe. Payments in the three quarters of 2001 were $666.

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

     Derivatives consisted primarily of forward contracts used to manage foreign currency denominated liabilities. Because contracts outstanding were not designated as hedges, the gains and losses are recognized in the income statement of the same period as the remeasurement of the related foreign currency denominated liabilities.

     Notional amounts of forward contracts outstanding were $3,183, however, notional amounts are not a measure of the Company's exposure. As of September 1, 2001, the Company had forward contracts maturing between September 28, 2001 and August 15, 2002. In the opinion of the Company, changes in market value were not material during the quarter ended September 1, 2001.

7. Operating Segments: The following table presents information about the Company's operating segments for all periods presented.


                                              Inter-
     For the Quarter Ended           Trade    Segment   Operating
     September 1, 2001              Revenue   Revenue     Income
     -----------------            ----------  --------  ----------
     North America Adhesives      $142,518    $ 6,217     $17,800
     Europe Adhesives               50,832      1,198         369
     Latin America Adhesives        18,125        262        (778)
     Asia/Pacific Adhesives         23,700         --         643
     Specialty Group                80,537        187       6,716
     Corporate and Unallocated          --     (7,864)         --
                                  --------    -------     -------
     Total                        $315,712         --     $24,750
                                  ========    =======     =======

                                                                             Inter-
     For the Quarter Ended                                    Trade          Segment           Operating
     August 26, 2000                                         Revenue         Revenue            Income
     ---------------                                         -------         -------            ------
     North America Adhesives                                 $145,585        $  3,682          $11,645
     Europe Adhesives                                          53,610             796             (529)
     Latin America Adhesives                                   18,768             250             (849)
     Asia/Pacific Adhesives                                    24,115              12              252
     Specialty Group                                           83,899             348            8,494
     Corporate and Unallocated                                     --          (5,088)              --
                                                             --------        --------          -------
     Total                                                   $325,977              --          $19,013
                                                             ========        ========          =======

                                                                              Inter-
     For the Three Quarters                                   Trade          Segment           Operating
     Ended September 1, 2001                                 Revenue         Revenue            Income
     -----------------------                                 -------         -------            -------
     North America Adhesives                                 $418,345        $ 15,881          $43,789
     Europe Adhesives                                         158,748           3,966              992
     Latin America Adhesives                                   56,096             925           (2,443)
     Asia/Pacific Adhesives                                    71,100              --              619
     Specialty Group                                          246,864           1,166           19,690
     Corporate and Unallocated                                     --         (21,938)              --
                                                             --------        --------          -------
     Total                                                   $951,153              --          $62,647
                                                             ========        ========          =======

                                                                              Inter-
     For the Three Quarters                                   Trade          Segment           Operating
     Ended August 26, 2000                                   Revenue         Revenue             Income
     ---------------------                                   -------         -------             ------
     North America Adhesives                                 $436,943        $ 12,254           $35,645
     Europe Adhesives                                         170,648           2,583             7,376
     Latin America Adhesives                                   57,737           1,012               (25)
     Asia/Pacific Adhesives                                    74,049              12             1,334
     Specialty Group                                          260,403           1,384            30,105
     Corporate and Unallocated                                     --         (17,245)               --
                                                             --------        --------           -------
     Total                                                   $999,780              --           $74,435
                                                             ========        ========           =======

Reconciliation of Operating Income to Pretax Income:
     For the Quarter Ended                                             September 1, 2001   August 26, 2000
     ---------------------                                             -----------------   ---------------
     Operating income                                                      $ 24,750             $19,013
     Interest expense                                                        (5,198)             (5,802)
     Gains (losses) from sales of assets                                       (145)                 36
     All other                                                               (1,392)             (1,627)
                                                                           --------            --------
     Pretax income                                                         $ 18,015            $ 11,620
                                                                           ========            ========

     For the Three Quarters Ended                                      September 1, 2001   August 26, 2000
     ----------------------------                                      -----------------   ---------------
     Operating income                                                      $ 62,647            $ 74,435
     Nonrecurring items                                                          --                 300
     Interest expense                                                       (16,364)            (17,999)
     Gains from sales of assets                                               1,472               2,071
     All other                                                               (3,701)             (4,290)
                                                                           --------            --------
     Pretax income                                                         $ 44,054            $ 54,517
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

9. Accounting Standard: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to comply by no later than the fourth quarter of fiscal year 2001. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

10. New Accounting Standards: In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. The Company adopted SFAS No. 141 on July 1, 2001 and plans to adopt SFAS No. 142 during the first quarter of fiscal 2002. The adoption of SFAS No. 142 will reduce fiscal 2002 goodwill amortization expense, on a pre-tax basis, by approximately $4,000.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------

Results of Operations
---------------------
Net sales in the third quarter of 2001 of $315.7 million were $10.3 million or
3.1 percent less than net sales in the third quarter of 2000. The continued strength of the U.S. dollar and reduced demand due to the slowing global economy were the primary reasons for the reduction in sales. Sales volume decreased 3.1 percent as compared to the third quarter of 2000 and the negative impact from the strong U.S. dollar was 2.3 percent. Partially offsetting these negative variances was a 2.3 percent increase in selling prices.

For the nine months ended September 1, 2001, net sales of $951.2 million were
4.9 percent less than the net sales for the first nine months of 2000. Sales volume decreased 5.0 percent, currency had a negative impact of 2.2 percent and selling prices increased 2.3 percent.

The following table shows the net sales changes from 2000 to 2001 for the third quarter and nine months year-to-date by operating segment:

Increase/(Decrease) ($ Millions)             Third Quarter                  Nine Months
-------------------                     ---------------------         ---------------------
North America Adhesives                 $ (3.1)       (2.1%)          $(18.6)       (4.3%)
Europe Adhesives                          (2.8)       (5.2%)           (11.9)       (7.0%)
Latin America Adhesives                   (0.6)       (3.4%)            (1.6)       (2.8%)
Asia/Pacific Adhesives                    (0.4)       (1.7%)            (3.0)       (4.0%)
Specialty Group                           (3.4)       (4.0%)           (13.5)       (5.2%)
                                        ------                        ------
 Total HBF                              $(10.3)       (3.1%)          $(48.6)       (4.9%)
                                        ======                        ======

The net sales decrease in the third quarter for North America Adhesives was primarily caused by reduced volume of 4.4 percent, as compared to the third quarter of 2000. Sales to the automotive market continued to fall well below last year's levels as the North American auto manufacturers continued to scale back production. Selling prices increased in North America Adhesives during the third quarter by 2.6 percent. Excluding the automotive market, in which prices declined, selling prices increased 3.1 percent as compared to the third quarter of 2000. Through the first nine months of 2001, net sales in North America Adhesives decreased 4.3 percent from the same period in 2000. Sales volume decreased 6.9 percent primarily as a result of the slowdown in the U.S. economy. Selling prices increased 2.9 percent and the weakness in the Canadian dollar had a negative 0.3 percent impact on the nine-month sales results as compared to last year.

The relative strength of the U.S. dollar as compared to the euro and the British pound had a negative 7.5 percent impact on net sales in Europe Adhesives during the third quarter as compared to the same period in 2000. Sales volume in Europe decreased 2.0 percent and selling prices increased 4.3 percent as compared to the third quarter of 2000. The year-to-date net sales in Europe Adhesives were
7.0 percent below last year. The foreign currency weakness had a negative 6.5 percent effect while sales volume decreased 4.6 percent. The volume decrease was caused significantly by the weakness in the European economies. Selling prices increased 4.1 percent in the first nine months of 2001 as compared to the same period of 2000.

The decrease in net sales for the Latin America Adhesives segment during the third quarter of 2001 was mainly caused by depressed economic conditions in South America - primarily Argentina. This is the third consecutive year of economic weakness in Argentina, which also impacts our businesses in Brazil and Chile. Sales volume decreased over 4.0 percent in Latin America Adhesives as compared to the third quarter of 2000. The nine-month sales shortfall in Latin America Adhesives of 2.8 percent was caused mainly by the same issues that affected the third quarter results namely, depressed economies in South America.

Asia/Pacific Adhesives was the only operating segment to show a volume increase during the third quarter as compared to the same period of 2000. Volume increased in Asia/Pacific by 6.1 percent as compared to the third quarter of 2000. This volume increase however, was more than offset by negative currency effects of 11.2 percent. Weakness in the Australian dollar and Japanese yen as compared to the U.S. dollar was the main reason for the negative currency impact. The currency impact through nine months of 2001 was 10.8 percent as compared to 2000. The negative year-to-date currency variance was partially offset by a 4.9 percent volume increase and a 1.9 percent increase in selling prices.

The Specialty Group net sales decrease in the third quarter was driven by a 4.2 percent decrease in volume as compared to the third quarter of 2000. The Global Coatings division, which was significantly impacted by the slowdown of the U.S. economy, accounted for over half of the volume decrease incurred by the Specialty Group. Similar to the third quarter results, the nine-month net sales decrease of 5.2 percent in the Specialty Group as compared to the first nine months of 2000 was caused primarily by volume decreases of nearly 6.0 percent.

The consolidated gross profit margin was 27.2 percent in the third quarter of 2001, as compared to 26.4 percent in the third quarter of 2000. Higher raw material costs in this year's third quarter as compared to last year were offset by higher selling prices and improvements in manufacturing efficiencies. Through the first nine months of 2001 the gross profit margin of 27.0 percent was 0.9 percentage points less than the gross profit margin through the first nine months of 2000. The increase in raw material costs was the primary reason for the reduced margin in 2001 as compared to 2000.

Selling, administrative and other expenses (SG&A) were 19.4 percent of net sales in the third quarter of 2001 as compared to 20.6 percent in the third quarter of 2000. Lower payroll costs due to a reduction in the number of employees were the primary reason for the lower SG&A percentage. The number of employees at September 1, 2001 was 4,926 as compared to 5,156 at August 26, 2000. Of this reduction of 230 employees, 180 were included in the SG&A expenses. Another contributing factor to the lower expenses in 2001 was that U.S. pension expenses were $1.8 million less than the third quarter of 2000. Through the first nine months of 2001, U.S. pension expenses were $5.4 million less than the same period of 2000. SG&A expenses for the first nine months of 2001 were 20.4 percent of net sales as compared to 20.5 percent for the first nine months of 2000.

Interest expense of $5.2 million in the third quarter of 2001 was $0.6 million or 10.4 percent less than the third quarter of 2000. Lower average outstanding debt levels resulting from improved cash flows, was the primary reason for the reduced interest expense as compared to last year. Interest expense through the first nine months of 2001 of $16.4 million was $1.6 million or 9.1 percent less than the same period in 2000.

The income tax rate for the third quarter of 2001 was 20.4 percent. This included a one-time tax benefit of $2.6 million resulting from changes in the Company's legal structure. The change in legal structure allowed the Company to take advantage of tax losses that were not previously recognizable under generally accepted accounting principles in the United States of America. Excluding the one-time benefit, the income tax rate in both the third quarter and the first nine months of 2001 was 35 percent. In both the third quarter and first nine months of 2000 the rate was 37 percent.

Net income in the third quarter of 2001 of $14.6 million was $7.2 million or
97.3 percent more than the net income in the third quarter of 2000. Excluding the one-time tax benefit of $2.6 million the net income increased over last year by $4.6 million or 61.7 percent. The net income per diluted share was $1.03 in the third quarter of 2001, as compared to $0.52 per diluted share in the third quarter of 2000. The one-time tax benefit had a positive impact on the third quarter of 2001 of $0.19 per diluted share.

Operating Segment Results
-------------------------
The Company evaluates the performance of its operating segments based on operating income, which is defined as gross profit minus selling, administrative and other expenses. Corporate expenses are fully allocated to the operating segments.

Operating income in North America Adhesives of $17.8 million in the third quarter of 2001 was 52.9 percent higher than the operating income in the third quarter of 2000. Reduced expenses primarily related to employee payroll and benefits costs, were the main reason for the improved operating income. Through the first nine months of 2001, operating income in North America Adhesives was $8.1 million or 22.9 percent better than the first nine months of 2000.

Europe Adhesives reported operating income of $0.4 million in the third quarter of 2001 as compared to an operating loss of $0.5 million in the third quarter of 2000. The gross profit margin increased from last year as a result of higher selling prices and improved manufacturing efficiencies. The year-to-date operating income in Europe Adhesives was $1.0 million in 2001 as compared to $7.4 million for the same period of 2000. Lower gross profit margin due to increases in raw material costs was the primary reason for the decrease in the year-to-date operating income.

Latin America Adhesives incurred an operating loss of $0.8 million in both the third quarter of 2001 and the third quarter of 2000. This year's operating loss resulted primarily from the lower sales volume in 2001 as compared to 2000. Through nine months of 2001, Latin America Adhesives reported an operating loss of $2.4 million as compared to an approximate breakeven level for the same period in 2000. The 2000 result included a positive $1.5 million settlement against a raw material supplier.

In Asia/Pacific Adhesives, operating income of $0.6 million in the third quarter of 2001 was $0.4 million higher than the third quarter of 2000. Higher sales volume combined with a higher gross profit margin more than offset the negative effects of the weakness in currencies as compared to the U.S. dollar. Lower selling, administrative and other expenses also contributed to the improved operating income. The Asia/Pacific Adhesives operating income through the first nine months of 2001 was over 50 percent less than the operating income in the first nine months of 2000. Lower gross profit margin caused primarily by higher raw material costs was the main reason for the operating income decrease.

The Specialty Group had operating income of $6.7 million in the third quarter of 2001 as compared to $8.5 million in the third quarter of 2000. Through nine months of 2001, operating income was $19.7 million as compared to $30.1 million through the first nine months of 2000. The main cause of the lower operating income was lower sales volume due to the slowdown of the U.S. economy. Sales volume in 2001 was 4.2 percent less than 2000 in the third quarter and 5.9 percent less than 2000 in the first nine months.

Liquidity and Capital Resources
-------------------------------
Cash flows provided by operating activities in the first nine months of 2001 were $55.1 million as compared to $41.6 million in the same period of 2000. Cash flows related to changes in inventory levels were positive $6.7 million in the first nine months of 2001 as compared to negative $12.8 million for the same period in 2000. Partially offsetting the positive cash flow impact from lower inventory levels was a decrease in accounts payable. The cash flows related to changes in accounts payable were negative $17.2 million in the first nine months of 2001, as compared to negative $6.2 million in the first nine months of 2000. Trade accounts receivable days sales outstanding were at 61 days as of September 1, 2001 - the same as at August 26, 2000. The current ratio was 2.0 at the end of the third quarter of 2001 as compared to 1.8 at the end of the third quarter of 2000. The current ratio was 1.9 at the end of the fourth quarter of 2000.

The Company's ratio of long-term debt to long-term debt plus equity was 34.9 percent as of September 1, 2001. As of August 26, 2000 and December 2, 2000 the ratio was 38.7 percent and 38.2 percent, respectively. Long-term debt decreased from $250.5 million as of December 2, 2000 to $230.8 million as of September 1, 2001.

Capital expenditures for property, plant and equipment were $8.9 million and $24.5 million for the third quarter of 2001 and first nine months of 2001, respectively. For the same periods of 2000 the expenditures were $11.4 million and $34.1 million, respectively.

Cash and cash equivalents were $11.1 million as of September 1, 2001. Current cash levels, combined with the Company's unused lines of credit are considered adequate to fund the Company's normal operations over the next year.

Euro Currency Conversion
------------------------
There have not been any significant new developments relating to the euro conversion since year-end 2000. Refer to the 2000 Form 10-K for a complete discussion of the euro conversion.

Safe Harbor Statement under the Private Securities Litigation Act of 1995
-------------------------------------------------------------------------
Certain statements in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the Japanese yen, the Australian dollar and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. The Company specifically disclaims any intention or obligation to update any such information. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, the impact of exchange rates, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume and product mix changes, combined.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

See Note 6 to unaudited consolidated condensed financial statements.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K.

One report on Form 8-K was filed during the quarter ended September 1, 2001 reporting the Company's financial results for the second quarter of 2001.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    H. B. Fuller Company


Dated:  October 16, 2001            /s/ Raymond A. Tucker
                                    ---------------------
                                    Raymond A. Tucker
                                    Senior Vice President and
                                    Chief Financial Officer