Form 10-K
period 2001-12-31
FULLER H B CO
filed 2002-03-01
CIK 39368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 1, 2001

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to

                         Commission File No. 001-09225

                              H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-0268370
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   1200 Willow Lake Boulevard, St.                     55110-5101
           Paul, Minnesota                             (Zip Code)
   (Address of principal executive
              offices)

                                 (651) 236-5900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the Registrant as of January 31, 2002 was approximately $741,224,000 (based on the closing price of such stock as quoted on the NASDAQ National Market ($27.08) on such date).

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,291,511 as of January 31, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the Registrant's 2002 Proxy Statement.

                              H.B. FULLER COMPANY

                        2001 Annual Report on Form 10-K

                               Table of Contents

                                                  PART I
                                                  ------
                                                                                                  Page
                                                                                                  ----
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................   5
Item 3.   Legal Proceedings......................................................................   5
Item 4.   Submission of Matters to a Vote of Security Holders....................................   5
          Executive Officers of the Registrant...................................................   6
                                                  PART II
                                                  -------
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters...................   7
Item 6.   Selected Financial Data................................................................   8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  18
Item 8.   Financial Statements and Supplementary Data............................................  20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  45
                                                 PART III
                                                 --------
Item 10.  Directors and Executive Officers of the Registrant.....................................  46
Item 11.  Executive Compensation.................................................................  46
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  46
Item 13.  Certain Relationships and Related Transactions.........................................  46
                                                  PART IV
                                                  -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  47
          Signatures.............................................................................  50

                                     PART I

Item 1. Business

Founded in 1887 and incorporated as a Minnesota corporation in 1915, H.B. Fuller Company and its consolidated subsidiaries (the "Company") is a worldwide manufacturer and marketer of adhesives, sealants, coatings, paints and other specialty chemical products. The Company has sales operations in 43 countries throughout North America, Europe, Latin America and the Asia/Pacific region.

The Company's largest worldwide business category is adhesives, sealants and coatings, which generated approximately 92 percent of 2001 net revenue. These products, in thousands of formulations, are sold to customers in a wide range of industries. The Company also is a producer and supplier of specialty chemical products. The Company generally markets its products through a direct sales force, with independent distributors used in some markets.

Segment Information. The Company's segment reporting reflects operating segments consistent with its method of internal reporting. Management organizes its business in five reportable operating segments. The adhesives, sealants and coatings (adhesives) business is broken down into four geographic segments:
North America Adhesives, Europe Adhesives, Latin America Adhesives and Asia/Pacific Adhesives. The four geographic segments offer generally similar products and services to industries such as packaging, graphic arts, automotive, footwear, woodworking, window and nonwovens. The fifth reportable segment is the Specialty Group, which consists of five separate operating entities, namely, TEC Specialty Products, Inc. ("TEC"); Foster Products Corporation ("Foster"); Linear Products, Inc. ("Linear"); Paints Division ("Paints") and the Global Coatings Division ("Global Coatings"). These entities provide specialty chemical products for a variety of applications such as, ceramic tile installation (TEC), HVAC insulation (Foster), powder coatings applied to metal surfaces such as office furniture, appliances and lawn and garden equipment (Global Coatings), specialty hot melt adhesives for packaging applications (Linear), and liquid paint sold through retail outlets (Paints). The Paints Division operates solely in Central America. The other four entities in the Specialty Group operate primarily in North America.

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit minus operating expenses ("SG&A"). Expenses resulting from restructuring initiatives are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment sales are recorded at cost plus a minor markup for administrative costs.

Non-U.S. Operations. The principal markets, products and methods of distribution outside the United States vary with the country or business practices of the country. The products sold include those developed by the local manufacturing plants, within the United States and elsewhere in the world.

Operations overseas face varying degrees of economic and political risk. At the end of 2001, the Company had plants in 20 countries outside the United States and satellite sales offices in another 22 countries. The Company also uses license agreements to maintain a worldwide manufacturing network. In the opinion of management, there are countries in Central and South America, where the Company has operating facilities, that have a higher degree of political risk than the United States.

Competition. The Company encounters a high degree of competition in marketing its products. Because of the large number and variety of its products, the Company does not compete directly with any one competitor in all of its markets. In North America, the Company competes with a large number of both multi-national companies and local firms. Throughout Latin America, the Company experiences substantial competition in marketing its industrial adhesives. In Central America, the Company competes with several large paint manufacturers. In Europe, the Company competes with several large companies.

The principal competitive factors in the sale of adhesives, sealants, coatings and paints are product performance, customer service, technical service, quality and price.

Customers. Of the Company's $1,274.1 million net revenue to unaffiliated customers in 2001, $763.0 million was sold through its North American operations. No single customer accounted for more than 10% of consolidated net revenue.

Backlog. Orders for products are generally processed within one week. Therefore, the Company had no significant backlog of unfilled orders at December 1, 2001, December 2, 2000 or November 27, 1999.

Raw Materials. The principal raw materials used by the Company to manufacture its products include resins, polymers and vinyl acetate monomer. Natural raw materials such as starch, dextrines and natural latex are also used in the manufacturing processes. The Company attempts to find multiple sources for all of its raw materials. While alternate supplies of most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, shortages of some materials could occur. In addition for certain products produced by the Company, the substitution of key raw materials may require the Company to reformulate, retest or seek re-approval from customers of those products. The Latin American and Asia/Pacific operations import many of their raw materials. Extended delivery schedules of these materials are common, thereby requiring maintenance of higher inventory levels.

Patents, Trademarks and Licenses. Much of the technology used in manufacturing adhesives, coatings and other specialty chemicals is in the public domain. To the extent that it is not, the Company relies on trade secrets and patents to protect its know-how. The Company has agreements with many of its employees to protect its rights to technology and intellectual property. The Company also routinely obtains confidentiality commitments from customers, suppliers and others to safeguard its proprietary information. Company trademarks, such as Advantra, Sesame and Plasticola, are important in marketing products.

Research and Development. Research and development expenses charged against income were $19.0 million, $18.4 million and $21.3 million in 2001, 2000 and 1999, respectively. These costs are included as a component of selling, administrative and other expenses.

Environmental Protection. Management regularly reviews and upgrades its environmental policies, practices and procedures and seeks improved production methods that reduce waste, particularly toxic waste, coming out of its facilities, based upon evolving societal standards and increased environmental understanding.

The Company's high standards of environmental consciousness are supported by an organizational program supervised by environmental professionals and the Worldwide Environment, Health and Safety Committee, a committee with management membership from around the world, which proactively monitors practices at all facilities.

Management believes that as a general matter its current policies, practices and procedures, in the areas of environmental regulations and the handling of hazardous waste, are designed to substantially reduce risks of environmental and other damage that would result in litigation and financial liability. Some risk of environmental and other damage is, however, inherent in particular operations and products, as it is with other companies engaged in similar businesses.

The Company is and has been engaged in the handling, manufacture, use, sale and/or disposal of substances, some of which are considered by federal or state environmental agencies to be hazardous. Management believes that its manufacture, handling, use, sale and disposal of such substances are generally in accordance with current applicable environmental regulations. However, increasingly strict environmental laws, standards and enforcement policies may increase the risk of liability and compliance costs associated with such substances.

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the Company's next two years are estimated to be approximately $12.0 million. See additional disclosure under Item 3, Legal Proceedings.

Employees. The Company employed approximately 4,900 individuals on December 1, 2001, of which approximately 2,000 individuals were employed in the United States.

Item 2. Properties

The Company's principal executive offices and central research facilities are located in the St. Paul, Minnesota metropolitan area. Manufacturing operations are carried out at 26 plants (2 leased) located throughout the United States and at 26 manufacturing plants (1 leased) located in 20 other countries. In addition, the Company has numerous sales and service offices throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business.

North America Adhesives and the Specialty Group operate 17 and 9 plants, respectively in the United States and 3 and 6 plants, respectively outside the United States. Outside the United States, Europe Adhesives, Latin America Adhesives, and Asia/Pacific Adhesives operates 6, 7 and 4 plants, respectively.

Item 3. Legal Proceedings

Environmental Remediation. The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean-up of 11 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, the Company does not believe that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business or consolidated financial position, results of operations or cash flows.

The Company has received requests for information from federal, state or local government entities regarding nine other contaminated sites. The Company has not been named a party to any administrative proceedings or lawsuits relating to the clean-up of these sites.

From time to time management becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). Based on currently available information, management does not believe that such compliance matters or alleged violations of laws and regulations, individually or in the aggregate, will have a material adverse effect on the Company's business or consolidated financial position, results of operations or cash flows.

Other Legal Proceedings. The Company is subject to legal proceedings incidental to its business, including product liability claims. In certain claims, the claimants seek damages, which if granted, would require significant expenditures. The Company has recorded estimated and reasonable liabilities for these matters. The Company has also recorded receivables for the probable amount of insurance recovery as it relates to these matters. Based on currently available information, management does not believe that an adverse outcome in any pending legal proceedings individually or in the aggregate would have a material adverse effect on the Company's business or consolidated financial position, results of operations or cash flows. Although management currently believes a material impact on its consolidated financial position, results of operations or cash flows is remote for these claims, due to the inherent nature of litigation, there can be no absolute certainty the Company will not incur charges above the presently recorded liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

None in the quarter ended December 1, 2001.

Executive Officers of the Registrant

The following sets forth the name, age and business experience of the executive officers as of January 31, 2002 for the past five years. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

 Name                   Age         Positions                Period Served
 ----                   ---         ---------                -------------
 Albert P.L. Stroucken   54 Chairman of the Board      October, 1999-Present
                            President and Chief
                            Executive Officer          April, 1998-Present
                            General Manager,
                            Inorganics Division,
                            Bayer AG                   1997-1998
                            Executive Vice President
                            and President,             1992-1997
                            Industrial Chemicals
                            Division, Bayer
                            Corporation
 Raymond A. Tucker       56 Senior Vice President      October, 1999-Present
                            Chief Financial Officer    July, 1999-Present
                            Treasurer                  July-October, 1999
                            Senior Vice President,     1997-1999
                            Inorganic Products,
                            Bayer Corporation
                            Vice President, Finance
                            and Administration,        1992-1997
                            Industrial Chemicals
                            Division, Bayer
                            Corporation
 Richard C. Baker        49 Corporate Secretary        1995-Present
                            Vice President             1993-Present
                            General Counsel            1990-Present
 James R. Conaty         54 President and CEO, EFTEC
                            North America L.L.C.       April, 1997-Present
                            President and CEO, EFTEC
                            Latin America, S.A.        April, 1997-Present
                            President and CEO, H.B.
                            Fuller Automotive          1994-Present
 Jose Miguel Fuster      62 Group President, H.B.
                            Fuller Latin America       December, 2000-Present
                            Commodity Division and
                            Consumer Products
                            Division
                            Group Vice President,
                            Division Manager           October-December, 2000
                            Consumer Products
                            Group Vice President,
                            Division Manager           1996-October, 2000
                            Paints Division
 William L. Gacki        53 Vice President and
                            Treasurer                  October, 1999-Present
                            Director, Treasury         1995-October, 1999
 Peter M. Koxholt        57 Group President, General
                            Manager Global Adhesives   May, 2001-Present
                            Group President, General
                            Manager Europe             January, 1999-May, 2001
                            Head of Business Unit
                            Textile Chemicals &        1995-1998
                            Specialities, Bayer AG
 Stephen J. Large        44 Vice President,
                            Operations/Supply Chain    May, 2001-Present
                            Group President, General
                            Manager North America      December, 1999-April, 2001
                            Sales and Operations,
                            Global Coatings Division   April, 1998-November, 1999
                            General Manager,
                            Coatings Australia/NZ      January, 1996-March, 1998
 Alan R. Longstreet      55 Group President, General
                            Manager North America      May, 2001-Present
                            Senior Vice President,
                            Performance Products       December, 1999-April, 2001
                            Senior Vice President,
                            Global SBU's               1998-1999
                            Vice President,
                            Asia/Pacific Group
                            Manager                    1996-1998
 James C. McCreary, Jr.  45 Vice President,
                            Corporate Controller       November, 2000-Present
                            Vice President,
                            Administration and
                            Controlling,               1997-November, 2000
                            Industrial Chemicals
                            Division, Bayer
                            Corporation
                            Director, Division
                            Controlling,               1995-1997
                            Industrial Chemicals
                            Division, Bayer
                            Corporation

Name               Age                     Positions                            Period Served
----               ---                     ---------                            -------------
William McNellis    59 Group President, General Manager Asia/Pacific     April, 2001-Present
                       General Manager, Global Coatings Division         1996-April 2001
James A. Metts      61 Vice President, Human Resources                   1984-Present
Walter Nussbaumer   44 Group President, General Manager Europe           May, 2001-Present
                       Vice President, Chief Technology Officer          December, 1999-April, 2001
                       and Head of Full-Valu
                       Vice President, Chief Technology Officer          January, 1999-April, 2001
                       Director, Research & Development                  1997-1998
                       Group Leader, Research & Development              1992-1997
Linda J. Welty      46 Group President, General Manager, Full-Valu/      May, 2001-Present
                       Specialty Group
                       Group President, General Manager, Specialty Group September, 1998-April, 2001
                       Vice President, General Manager, Superabsorbent   1997-1998
                       Materials, Clariant International

The executive officers of the Company are elected annually by the Board of Directors.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

H.B. Fuller Company common stock is traded on the NASDAQ exchange under the symbol "FULL." As of December 1, 2001, there were 3,606 common shareholders of record.

The high and low sales price for the Company's common stock and the dividends declared for each of the quarterly periods for 2001 and 2000 were as follows:

                                        High and Low Market Value
                                       ---------------------------   Dividends
                                           2001          2000       (Per Share)
                                       ------------- ------------- -------------
                                        High   Low    High   Low    2001   2000
                                       ------ ------ ------ ------ ------ ------
   First quarter...................... $22.00 $16.32 $34.28 $25.73 $0.104 $0.103
   Second quarter.....................  24.63  18.68  31.58  17.81  0.108  0.105
   Third quarter......................  27.34  23.19  23.63  16.35  0.108  0.105
   Fourth quarter.....................  31.18  17.18  19.50  13.98  0.108  0.105
   Year...............................  31.18  16.32  34.28  13.98  0.428  0.418

On November 16, 2001, the Company issued a 2-for-1 common stock split to shareholders of record on October 26, 2001. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split. Cash dividends on common stock may not be paid unless provision has been made for payment of Series A preferred dividends.

The annual meeting of shareholders will be held on Thursday, April 18, 2002, at 2 p.m. at the Science Museum of Minnesota, 120 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Item 6. Selected Financial Data

(Dollars in thousands,
except per share amounts)     2001      2000*       1999       1998       1997
-------------------------  ---------- ---------- ---------- ---------- ----------
Net revenue..............  $1,274,059 $1,363,961 $1,375,855 $1,357,675 $1,316,028
Income before cumulative
 effect of accounting
 change..................  $   44,940 $   49,163 $   44,111 $   15,990 $   40,308
Percent of net revenue...         3.5        3.6        3.2        1.2        3.1
Net income...............  $   44,439 $   49,163 $   43,370 $   15,990 $   36,940
Percent of net revenue...         3.5        3.6        3.2        1.2        2.8
Total assets.............  $  966,173 $1,010,361 $1,025,615 $1,046,169 $  917,646
Long-term debt, excluding
 current installments....  $  203,001 $  250,464 $  263,714 $  300,074 $  229,996
Stockholders' equity.....  $  434,026 $  404,710 $  376,380 $  341,404 $  339,114
Per Common Share:
Income before cumulative
 effect of accounting
 change:
  Basic..................  $     1.61 $     1.77 $     1.60 $     0.58 $     1.46
  Diluted................  $     1.59 $     1.74 $     1.58 $     0.58 $     1.44
Net income:
  Basic..................  $     1.59 $     1.77 $     1.57 $     0.58 $     1.33
  Diluted................  $     1.57 $     1.74 $     1.55 $     0.58 $     1.32
Dividends paid...........  $    0.428 $    0.418 $    0.408 $    0.393 $     0.36
Book value...............  $    15.34 $    14.32 $    13.39 $    12.20 $    12.24
Common stock price:
 High....................  $    31.18 $    34.28 $    36.44 $    32.41 $    30.13
Common stock price: Low..  $    16.32 $    13.98 $    19.07 $    17.00 $    22.25
Number of employees......       4,891      5,182      5,407      5,953      5,998

--------
*  53-week year.

Certain reclassifications have been made to prior period net revenue amounts to conform to the current period presentation, pursuant to Financial Accounting Standards Board Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory valuation, pension and other postretirement plan assumptions, management bonus accruals and income tax accounting.

The Company recognizes revenue on product sales at the time title passes to the customer. Reductions to revenue are recorded for various customer incentive programs and for sales returns and allowances.

Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual writeoff history. Allowances are also maintained for future sales returns and allowances based on an analysis of recent trends of product returns.

The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Pension and other postretirement costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected salary increases and expected return on assets. The discount rate assumption is tied to long-term high quality bond rates. The projected salary increase assumption is based on recent trends in wage and salary increases. The expected return on assets assumptions on the investment portfolios for the pension and other postretirement benefit plans are based on the long-term expected returns for the investment mix of assets currently in the portfolio. The current investment mix in the portfolios is primarily U.S. equities. The return on asset assumptions are subject to change depending upon the future asset mix in the portfolios.

Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year related to the various incentive plans are based on management's best estimate of the achievement of the specific financial metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of financial performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.

As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.

Results of Operations: 2001 Compared to 2000

(Note: Fiscal year 2001 was a 52-week year and fiscal year 2000 was a 53-week year.)

Net Revenue: Net revenue in 2001 of $1,274.1 million was $89.9 million or 6.6 percent less than the 2000 net revenue of $1,364.0 million. The primary reason for the sales decrease in 2001 was reduced demand due to the relative weakness in the global economy. Unit volume decreased 6.9 percent in 2001 as compared to 2000. The strength of the U.S. dollar as compared to major foreign currencies (euro, Japanese yen, Australian dollar, etc.) also contributed to the sales decrease in 2001. The 2001 net revenue decrease due to currency was 1.6 percent. Offsetting the negative sales impact from volume and currency were increases in selling prices of 1.9 percent. There were no significant sales increases or decreases attributed to acquisitions or divestitures in 2001 as compared to 2000.

Net Revenue Changes from 2000 to 2001 by Operating
Segment ($ in millions):                                  Increase/(Decrease)
--------------------------------------------------        --------------------
North America Adhesives.................................. $   (41.9)    (7.0)%
Europe Adhesives.........................................     (15.5)    (6.6)%
Latin America Adhesives..................................      (3.5)    (4.5)%
Asia/Pacific Adhesives...................................      (4.2)    (4.2)%
Specialty Group..........................................     (24.8)    (7.0)%
                                                          ---------
Total.................................................... $   (89.9)    (6.6)%
                                                          =========

Gross Profit Margin: The gross profit margin in 2001 of 27.1 percent was 0.7 percentage points less than the 27.8 percent recorded in 2000. Lower production volume combined with higher raw material prices resulted in the lower margin in 2001 as compared to 2000. In the first half of 2001, raw material costs as a percentage of sales were the primary factor contributing to the lower margin. In the second half of the year, selling price increases reduced the negative impact from raw material cost increases, however the lower unit volume combined with a high fixed component of manufacturing costs, caused the margin to remain at levels that were less than the margin recorded in 2000.

The 2001 cost of sales includes $1.6 million ($0.05 per share) of depreciation expense for asset impairments related to the restructuring initiative contemplated during 2001, but approved and implemented in 2002, which is discussed further in the 2002 Outlook section of this report. (See Note 4 to the consolidated financial statements.) The impairment charges related to three manufacturing facilities in Latin America.

Selling, Administrative and Other (SG&A) Expenses: SG&A expenses of $257.4 million in 2001 were $19.4 million or 7.0 percent less than the expenses in 2000. The impact of having one less week in 2001 as compared to 2000 was a reduction of SG&A expenses of approximately $5.0 million. SG&A expenses decreased $7.2 million attributable to the Company's pension and other postretirement benefit plans. The benefit to SG&A expenses was due to income of $13.8 million for pension and other postretirement plans in 2001 as compared to income of $6.6 million in 2000. Additionally, lower payroll costs associated with reduced census contributed to the lower SG&A expenses. The total census at December 1, 2001 was 4,891 as compared to 5,182 as of December 2, 2000. Of the total decrease of 291 employees, 182 were included in SG&A expenses. One initiative which resulted in increased SG&A expenses in 2001 was the implementation of a new business structure for European operations. SG&A expenses, primarily outside consultant fees, related to this initiative were $4.1 million in 2001. The new structure allows for the European operations to be managed on a true pan-European basis, which is expected to contribute to lower operating costs in the future. As a percent of net revenue, SG&A expenses were 20.2 percent in 2001 as compared to 20.3 percent in 2000.

Interest Expense: Interest expense in 2001 of $21.2 million was $2.6 million or
10.8 percent less than the interest expense recorded in 2000. Strong cash flow in 2001 as compared to 2000, which allowed for lower average debt levels, combined with lower interest rates in 2001 were the primary reasons for the lower interest expense.

Gains from Sales of Assets: The Company recorded gains from sales of assets in 2001 of $0.8 million. This compared to gains of $4.1 million in 2000. The most significant transaction in 2001 was the sale of an equity investment in a Japanese company, which resulted in a gain of $1.6 million. This gain was offset by losses from a number of smaller transactions. In 2000, the Company actively sold non-productive assets. The sale of two facilities in North America accounted for more than half of the $4.1 million gain in 2000.

Other Income/Expense, net: Other income/expense, net was an expense of $4.1 million in 2001 as compared to an expense of $5.9 million in 2000. The primary factor in the lower expense in 2001 was currency translation losses of $1.0 million in 2001 as compared to $2.5 million in 2000. These losses resulted primarily from currency devaluations in Latin American countries.

Income Taxes: The income tax rate for 2001 was 31.2 percent. Included in the 2001 income tax expense was a one-time tax benefit of $2.6 million ($0.09 per share) resulting from changes in the Company's legal structure in Europe. The change in legal structure allowed the Company to take advantage of tax losses that were not previously recognizable under accounting principles generally accepted in the United States. Another factor that affected the 2001 income tax rate related to asset impairment charges of $1.6 million discussed in the gross profit margin discussion. These charges were incurred, for the most part, in Latin American countries for which tax benefits were not available. Therefore there was only a $0.1 million tax benefit associated with these charges. Excluding these two items, the effective income tax rate for 2001 was 34.7 percent. In 2000, the effective income tax rate was 37.0 percent.

Net Income: Net income in 2001 was $44.4 million as compared to $49.2 million in 2000. Included in the 2001 net income was an after-tax charge of $0.5 million related to the Company's adoption of the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". The charge was recorded as a cumulative effect of a change in accounting principle.

Income per diluted share, as reported, was $1.57 in 2001 as compared to $1.74 in 2000. Excluding the impact from special items in 2001 (one-time tax benefit, adoption of SAB 101 and asset impairment charges), income per diluted share was $1.54.

Operating Segment Results (2001 Compared to 2000)

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit minus operating expenses (SG&A). Expenses resulting from restructuring initiatives are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. (See Note 22 to the consolidated financial statements.)

North America Adhesives: Net revenue in 2001 of $557.6 million was 7.0 percent less than the net revenue in 2000 of $599.5 million. Unit volume decreased 9.0 percent in 2001, selling prices increased 2.2 percent and the impact from currency (Canadian dollar vs. U.S. dollar) was a negative 0.2 percent. Sales to the North American automotive market decreased 14.1 percent in 2001 as compared to 2000. This was a direct result of the reduced number of vehicles the automotive industry produced in 2001. Also contributing to the sales decrease in 2001 were the assembly market (woodworking, appliances, etc.), which recorded a decline of 16.0 percent from 2000, and the converting market which decreased 8.0 percent. The slowdown in the U.S. economy negatively impacted both of these markets in 2001. On the positive side, sales to the nonwoven and window markets increased 6.6 and 5.3 percent, respectively. In spite of the sales decline, operating income in North America Adhesives increased $11.1 million or 22.0 percent as compared to 2000. Operating expense reductions of approximately 20 percent offset the negative effects of the lower sales volume and a lower gross profit margin. Key factors in the expense reduction were lower payroll costs due to reduced headcount and increased U.S. pension and other postretirement benefit income as compared to 2000. The benefit plan income increased by $3.9 million in 2001. Another expense reduction realized in 2001 was a decrease in bad debt expense of approximately $2.7 million.

Europe Adhesives: Net revenue in 2001 of $217.3 million was 6.6 percent less than the net revenue in 2000 of $232.8 million. Unit volume decreased 7.1 percent, selling prices increased 4.2 percent and the negative impact from the relative weakness of the euro and British pound as compared to the U.S. dollar, was 3.7 percent. The reduced economic activity drove the unit volume decrease in Europe in 2001 as compared to 2000. In addition to the sales decrease, raw material costs increased in 2001 resulting in a gross profit margin that was nearly 2.0 percentage points less than 2000. Operating expenses increased 2.9 percent in 2001 primarily due to the expenses of approximately $4.1 million associated with the implementation of the new business structure in Europe. The operating income for Europe Adhesives was $0.6 million in 2001 as compared to $9.5 million in 2000.

Latin America Adhesives: Net revenue in 2001 of $73.6 million was 4.5 percent less than the net revenue in 2000 of $77.1 million. Unit volume decreased 3.0 percent and selling prices decreased 1.5 percent. Economic weakness in Argentina and Brazil were key factors in the sales decrease in 2001. Latin America Adhesives recorded an operating loss of $3.1 million in 2001 as compared to an operating loss of $1.4 million in 2000. Included in the 2000 results was a $1.5 million credit due to a settlement of a claim with a raw material supplier.

Asia/Pacific Adhesives: Net revenue in 2001 of $96.7 million was 4.2 percent less than the net revenue in 2000 of $101.0 million. Unit volume increased 3.7 percent, selling prices increased 1.7 percent and the weakness of foreign currencies as compared to the U.S. dollar had a negative impact of 9.6 percent. The negative currency impact was primarily the result of weakness in the Japanese yen and the Australian dollar. Raw material price increases were the main reason for a 0.6 percentage point decrease in the gross profit margin. Operating income decreased $1.3 million or 53.7 percent in 2001 as compared to 2000.

Specialty Group: Net revenue in 2001 of $328.8 million was 7.0 percent less than the net revenue in 2000 of $353.6 million. Decreases in unit volume accounted for the entire sales decrease, as the variances from selling price changes and currency were insignificant. The powder coatings market in North America and the liquid paint market in Central America drove the 2001 sales decrease with declines of 16.8 percent and 9.3 percent, respectively. Slowdowns in the economy negatively impacted both of these markets. U.S. pension and other postretirement plan income had a positive $2.6 million impact on 2001 results as compared to 2000. Primarily due to the lower sales, the Specialty Group recorded an operating income decrease in 2001 of $11.6 million or 28.1 percent.

Results of Operations: 2000 Compared to 1999

(Note: Fiscal year 2000 was a 53-week year and fiscal year 1999 was a 52-week year. Charges and credits related to the 1998-1999 restructuring initiative which were previously reported in the aggregate, on a separate line of the income statement, have been reclassified for 1999 to: cost of sales; SG&A expenses; and gains from sales of assets in the amounts of $18.6 million, $4.4 million, and $5.8 million, respectively.)

Net Revenue: Net revenue in 2000 of $1,364.0 million was $11.9 million or 0.9 percent less than net revenue in 1999 of $1,375.9 million. Weakness in foreign currencies, primarily the euro, versus the U.S. dollar had a negative impact of $31.9 million or 2.3 percent. The negative currency impact offset the benefit of having 53 weeks in 2000 compared to 52 weeks in 1999. Volume increased 1.5 percent while selling prices decreased 0.3 percent. Acquisitions, net of divestitures, contributed 0.2 percent.

Net Revenue Changes from 1999 to 2000 by Operating
Segment ($ in millions)                                   Increase/(Decrease)
--------------------------------------------------        --------------------
North America Adhesives.................................. $     7.9      1.3%
Europe Adhesives.........................................     (24.5)    (9.5%)
Latin America Adhesives..................................      (4.0)    (4.9%)
Asia/Pacific Adhesives...................................       3.1      3.2%
Specialty Group..........................................       5.6      1.6%
                                                          ---------
Total.................................................... $   (11.9)    (0.9%)
                                                          =========

Gross Profit Margin: Throughout 2000 the Company faced rapidly rising raw material costs. The major contributors were petroleum-based materials such as vinyl acetate monomers and vinyl acetate emulsions. The gross profit margin of
27.8 percent was 0.5 percentage points below the 28.3 percent recorded in 1999. Excluding $18.6 million of cost of sales in 1999 related to the 1998-1999 restructuring initiative, the 1999 gross profit margin was 29.7 percent.

Selling, administrative and Other (SG&A) Expenses: SG&A expenses improved as a percent of net revenue in 2000 to 20.3 percent from 21.2 percent in 1999. Excluding $4.4 million of expenses related to the 1998-1999 restructuring plan, the 1999 SG&A expenses were 20.9 percent. Census control and savings related to the restructuring plan were the primary factors in the expense reduction. Total census decreased 226 employees during 2000 with 154 of the decrease related to SG&A expenses. The reduced census combined with good asset investment performance and changes to the U.S. postretirement benefit plan resulted in pension and other postretirement benefit plans income of $6.6 million in 2000 as compared to expense of $0.9 million in 1999. Other factors that contributed to the reduced expenses in 2000 were lower management bonuses due to the lower earnings in 2000 as compared to 1999 and the settlement of a claim with a raw material supplier in Latin America which reduced SG&A expenses by $1.3 million. Two initiatives, which increased expenses in 2000, included $3.3 million for the Company's e-commerce investments and $2.0 million related to tax planning. An additional expense in 2000 as compared to 1999 was bad debt expense, primarily in North America which recorded an increase of approximately $2.7 million in bad debt expense.

Interest Expense: Interest expense of $23.8 million in 2000 was $3.0 million or
11.2 percent less than 1999. Total debt at December 2, 2000 was $290.7 million as compared to $315.2 million at November 27, 1999.

Gains from Sales of Assets: In 2000, the Company recorded gains from sales of assets of $4.1 million, as compared to $6.1 million in 1999. The 1999 figure includes $5.8 million of gains which were associated with the 1998-1999 restructuring initiative.

Other Income/Expense, Net: Other income/expense, net, was an expense of $5.9 million in 2000 as compared to an expense of $2.9 million in 1999. A significant factor in the expense increase in 2000 related to the portfolio of assets held for the Supplemental Executive Retirement Plan, or SERP. Until March of 2000, this portfolio was invested in a mutual fund based on the S&P 500 index. In 1999, the gains realized on this portfolio were $3.1 million. In March of 2000 the Company converted these assets into fixed income securities to avoid the unpredictable changes in the stock market. Through the time of conversion, the Company had realized income of $1.0 million and for the remainder of the year, realized another $0.6 million of income for a total year investment income of $1.6 million.

Income Taxes: The effective income tax rate in 2000 was 37 percent as compared to 42.7 percent in 1999. Excluding the impact of nonrecurring charges related to the 1998-1999 restructuring initiative, the 1999 rate was 39.6 percent. The reduced rate in 2000 was a direct result of the Company's tax planning initiatives. The negative impact to the 1999 rate from the nonrecurring charges was due to a portion of the charges being incurred in countries for which no tax benefit was available.

Net Income: Net income in 2000 of $49.2 million was $5.8 million or 13.4 percent more than the 1999 net income of $43.4 million. Excluding the effects of the 1998-1999 restructuring plan and also a charge related to an accounting change in 1999, the net income in 2000 was $49.0 million as compared to $56.8 million in 1999. The 2000 net income of $49.2 million included a $0.2 million after-tax credit adjustment related to the 1998-1999 restructuring plan due to a change in estimate. The income per share, excluding the nonrecurring items and the impact of the accounting change, was $1.74 per diluted share in 2000 as compared to $2.03 per diluted share in 1999.

Operating Segment Results (2000 Compared to 1999)

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit minus operating expenses (SG&A). Expenses resulting from restructuring initiatives are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. (See Note 22 to the consolidated financial statements.)

North America Adhesives: Net revenue of $599.5 million was 1.3 percent better than 1999. The increase was primarily due to volume as selling price increases were only 0.1 percent. Increases in the nonwoven and graphic arts markets were offset by decreases in the window and automotive markets. Escalating raw material costs combined with the difficulty in raising selling prices resulted in a lower gross profit margin in 2000. SG&A expenses were below the 1999 levels, however not enough to neutralize the gross profit margin erosion. The reduction in expenses in 2000 was largely due to lower census and income attributed to the U.S. pension and postretirement benefit plans. The benefit plan income increased $4.4 million in 2000 as compared to 1999. One factor that had a negative impact on operating expenses was a significant increase in bad debt expense of approximately $2.7 million. Operating income of $50.3 million was 16.5 percent below 1999.

Europe Adhesives: Net revenue of $232.7 million decreased 9.5 percent in 2000 driven by a negative currency impact of 11.6 percent. Volume increased 1.5 percent and selling prices increased 0.6 percent. The business environment in Europe was similar to North America in terms of raw material cost increases combined with the difficulty in raising selling prices. Operating income decreased $6.5 million or 40.6 percent in 2000. The decrease in operating income attributed to the weakness of the euro was approximately $3.0 million.

Latin America Adhesives: Net revenue of $77.1 million decreased 4.9 percent in 2000 as compared to 1999. Several factors contributed to the decrease including, economic recession in Argentina, economic slowdown in

Central America and exiting certain product lines in 1999. The raw material increases were not as dramatic in Latin America as the gross profit margin showed some improvement in 2000. SG&A expenses were reduced by $1.3 million due to a settlement of a claim with a raw material supplier resulting in a decrease in the operating loss in 2000 to $1.4 million as compared to a loss of $2.3 million in 1999.

Asia/Pacific Adhesives: Net revenue of $101.0 million increased 3.2 percent in 2000 from volume increases of 5.3 percent offset by decreases due to pricing and currency of 1.3 percent and 0.8 percent, respectively. Operating income improved 84 percent from $1.4 million in 1999 to $2.5 million in 2000. Reduced SG&A expenses were the key factor in the improved results.

Specialty Group: Net revenue of $353.6 million was 1.6 percent higher than 1999. Volume increased 2.0 percent while the effect of an acquisition, net of a divestiture, added another 0.9 percent, with negative pricing and currency effects of 0.8 percent and 0.5 percent, respectively. Linear Products, Inc. and TEC Specialty Products, Inc. had the strongest growth in 2000. The Specialty Group was not impacted as much as the adhesives businesses by fluctuations in petroleum-based raw materials. Therefore, the Specialty Group did not experience the same magnitude of raw material cost increases in 2000. The gross margin, however, was still slightly below last year and operating income decreased 9.6 percent to $41.3 million. U.S. pension and other postretirement benefit plan income had a positive impact on $2.9 million in 2000 as compared to 1999.

Nonrecurring Charges/Restructuring:

1998-1999 Plan: Over the last two quarters of 1998 and throughout 1999, two businesses were sold, several manufacturing facilities were closed or considerably scaled back, sales offices and warehouses were consolidated and layers of management were reduced. Total costs associated with this plan totaled $43.7 million (before tax), net of gains recorded on assets disposed as a result of the plan.

The following tables show details of the nonrecurring charges/(credits) for the years 2000 and 1999 by geographic area ($ in thousands):

                                North             Latin
Year 2000:                     America  Europe   America Asia/Pacific  Total
----------                     -------  -------  ------- ------------ -------
Adjustment for change in
 estimate..................... $  (300)     --      --         --     $  (300)
                               -------  -------  ------    -------    -------
Total......................... $  (300)     --      --         --     $  (300)
                               =======  =======  ======    =======    =======
                                North             Latin
Year 1999:                     America  Europe   America Asia/Pacific  Total
----------                     -------  -------  ------- ------------ -------
Severance, net of pension
 curtailment.................. $ 1,943  $ 8,372  $1,114    $   676    $12,105
Contracts/leases..............      --    1,660      16        618      2,294
                               -------  -------  ------    -------    -------
Total restructuring...........   1,943   10,032   1,130      1,294     14,399
Impairment of property, plant
 and equipment................      66    2,228     188         32      2,514
Consulting....................     243      685     192         15      1,135
Integration and relocation
 costs (1)....................   2,052    1,104   1,465        292      4,913
                               -------  -------  ------    -------    -------
Subtotal......................   4,304   14,049   2,975      1,633     22,961
Less: Gains from sales of
 assets.......................  (1,811)  (1,497)    --      (2,449)    (5,757)
                               -------  -------  ------    -------    -------
Total......................... $ 2,493  $12,552  $2,975    $  (816)   $17,204
                               =======  =======  ======    =======    =======

--------
1. Integration and relocation costs consisted primarily of costs related to the shutdown of facilities, relocation of employees and other related one-time costs to carry out the restructuring/reorganization activities. Such costs were expensed as incurred.

The 2000 credit of $0.3 million was due to a change in estimate of severance payments in North America included in SG&A expenses. The 1999 charges, prior to the gain on sale of assets of $5.8 million, included $22.3 million of costs requiring cash outlays, $2.5 million of non-cash costs and a pension curtailment benefit of $1.9 million. Total costs requiring cash outlays, since inception of the plan, were $42.4 million. The 1999 restructuring amounts are reflected in the income statement as cost of sales ($18.6 million), SG&A expenses ($4.4 million) and gains from sales of assets ($5.8 million).

Employee census reductions resulting from the restructuring plan were a total of 820. Annual cost savings as a result of the plan were expected to exceed $30 million (before tax) upon full realization of the benefits of the enacted plan. No additional charges related to the original restructuring/reorganization plan were incurred in 2000.

In 1999, the North American charges related primarily to a plant shutdown, and severance associated with closing sales offices and warehouses. These costs were partially offset by the gains from sales of assets.

In Europe, the 1999 charges related primarily to severance and the impairment of assets associated with the shutdown of three manufacturing facilities, the reduction in the layers of management and the costs associated with the relocation of the European area office.

Latin American charges in 1999 were mainly for the integration costs associated with closing four facilities and for severance related to the closing of three sales offices.

The Asia/Pacific charges in 1999 were mainly for severance and the buyout of leases associated with closing warehouses and sales offices, relocation costs related to moving the area office and severance due to reducing layers of management. The charges were more than offset by the gain on sale of assets of the one manufacturing facility that was closed in the region.

The following table is a detailed reconciliation of the restructuring reserve balance from November 29, 1998 to December 1, 2001:

Nonrecurring Charge Reserve ($    North              Latin    Asia/
in thousands)                    America   Europe   America  Pacific   Total
------------------------------   -------  --------  -------  -------  -------
Balance November 29, 1998....... $ 1,992  $  7,994  $ 3,141  $    88  $13,215
Provisions in 1999:
  Severance.....................   3,057     8,952    1,022      668   13,699
  Contracts/leases..............     --      1,660       16      618    2,294
                                 -------  --------  -------  -------  -------
                                   3,057    10,612    1,038    1,286   15,993
                                 -------  --------  -------  -------  -------
Adjustments for change in
 estimate.......................     (65)      225       92        8      260
Payments in 1999:
  Severance.....................  (3,060)  (13,482)  (3,492)     (82) (20,116)
  Contracts/leases..............     --       (399)     (16)    (175)    (590)
                                 -------  --------  -------  -------  -------
                                  (3,060)  (13,881)  (3,508)    (257) (20,706)
                                 -------  --------  -------  -------  -------
Balance November 27, 1999.......   1,924     4,950      763    1,125    8,762
Adjustment for change in
 estimate.......................    (300)      --       --       --      (300)
Payments in 2000:
  Severance.....................  (1,577)   (2,651)    (763)    (682)  (5,673)
  Contracts/leases..............     --     (1,136)     --      (443)  (1,579)
                                 -------  --------  -------  -------  -------
                                  (1,577)   (3,787)    (763)  (1,125)  (7,252)
                                 -------  --------  -------  -------  -------
Balance December 2, 2000........      47     1,163      --       --     1,210
Payments in 2001:
  Severance.....................     (47)     (152)     --       --      (199)
  Contracts/leases..............     --       (486)     --       --      (486)
                                 -------  --------  -------  -------  -------
                                     (47)     (638)     --       --      (685)
                                 -------  --------  -------  -------  -------
Balance December 1, 2001........ $   --   $    525  $   --   $   --   $   525
                                 =======  ========  =======  =======  =======

Liquidity and Capital Resources

Net cash provided from operations was $89.7 million in 2001, which was $22.8 million or 34.1 percent more than the $66.9 million provided in 2000. The cash provided from operations in 1999 was $105.7. The increase in cash provided from operations in 2001, as compared to 2000, was largely due to changes in working capital. In 2001, changes in inventory levels resulted in positive cash flow of $12.0 million. In 2000, changes in inventory levels accounted for negative cash flow of $11.1 million. As an offset to the inventory changes, accounts payable changes resulted in negative cash flow in 2001 of $11.4 million and in 2000 the cash flow attributed to changes in accounts payable was positive $3.8 million. Accrued compensation amounts were higher at the end of 2001 as compared to 2000. In 2001, increases in the accrued compensation levels accounted for positive cash flow of $2.3 million. In 2000, the cash flow related to accrued compensation was negative $7.8 million, primarily because of payments in 2000 of management bonuses accrued in 1999. Total working capital at December 1, 2001 was $199.7 million as compared to $208.3 million at December 2, 2000.

For management purposes, the Company measures working capital performance in terms of operating working capital, which is defined as current assets less cash, minus current liabilities less short-term debt. The operating working capital at December 1, 2001 was $219.3 million as compared to $238.1 million at December 2, 2000 and $219.9 million at November 27, 1999. The number of days sales outstanding (DSO) in trade accounts receivables (net of allowance for doubtful accounts) was 59 days at December 1, 2001 as compared to 55 at December 2, 2000 and 62 days at November 27, 1999. The calculation of DSO is determined by using net revenue for the fourth quarter and the net accounts receivable balance at year-end. In 2000, the DSO calculation was favorably impacted from the extra week of sales in the fourth quarter. On a comparable basis, the DSO at December 2, 2000 approximated the 59 days recorded at December 1, 2001.

The strong cash flow from operations allowed the Company to reduce its total debt levels to $234.1 million at December 1, 2001. This compares to $290.7 million at December 2, 2000 and $315.2 million at November 27, 1999. The ratio of long-term debt to long-term debt plus stockholders' equity improved from
38.2 percent at December 2, 2000 to 31.9 percent at December 1, 2001. At November 27, 1999 the ratio was 41.2 percent. At December 1, 2001 short-term and long-term lines of credit were $337.1 million of which $154.3 million was committed. The unused portion of these lines of credit was $321.2 million.

The following table shows the due dates and amounts of contractual obligations:

                                              Payments Due by Period
                                     -----------------------------------------
Contractual Obligations ($ in                 1 year    2-3     4-5    After
thousands)                            Total   or less  years   years  5 years
-----------------------------        -------- ------- ------- ------- --------
Long-term debt...................... $206,086 $ 3,181 $ 7,403 $27,330 $168,172
Capital lease obligations...........      394     298      96     --       --
Operating leases....................   41,560  10,438  15,163   4,971   10,988

At December 1, 2001, the Company was in compliance with all covenants of its contractual obligations. Also, the Company has no rating triggers that would accelerate the maturity dates of its debt. Management believes that the Company has the ability to meet all of its contractual obligations and commitments in 2002.

The Company does not have relationships with any unconsolidated, special-purpose entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet financial arrangements. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise had the Company entered into any such relationships.

Cash used for capital expenditures was $30.7 million in 2001 as compared to $49.0 million in 2000 and $56.3 million in 1999. Over 50 percent of the capital expenditures in 2001 were for information systems projects. Management expects capital expenditures to approximate $40-50 million in 2002.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for years beginning after December 15, 2001, with earlier application encouraged. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position and results of operations.

In June 2001 the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company has had no such activity. The Company will adopt SFAS No. 142 during the first quarter of 2002. Under the new standard, purchased goodwill is no longer amortized over its useful life. Therefore, the Company will not incur the amortization of goodwill beginning with year 2002. Amortization of goodwill recorded in 2001 was $4.1 million, which had a negative impact on income per diluted share of $0.09 per share. The Company is in the process of assessing any transitional impact of adopting SFAS No. 142.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. During a transition period from January 1, 1999, through June 30, 2002, the euro will replace the national currencies that exist in the participating countries.

The Company converted to the euro as of December 2, 2001. Management does not believe the transition to the euro will have a significant effect on consolidated results of operations, financial position or liquidity.

2002 Outlook

Certain items will have a material impact on 2002 net income. In a continuing effort to strengthen the organization and remove excess manufacturing capacity, the Company announced, on January 15, 2002, a plan to eliminate approximately 20 percent of its current manufacturing capacity. The plan calls for streamlining its facilities and operations in Latin America, Europe and in particular, North America. By reducing the installed capacity and removing other cost structures, management estimates that upon completion, costs will be reduced approximately $10 to $12 million annually.

In connection with the restructuring initiative, the Company expects to record special charges in the range of $30 to $35 million before tax, inclusive of the $1.6 million ($1.5 million after-tax) incurred in the fourth quarter of 2001 for Latin America. Cash costs of the plan are expected to be $20 to $25 million. Proceeds from sales of assets affected by the plan however, are expected to offset the cash costs by $10 to $15 million. The remaining charges are expected to be recorded over the next four quarters and will include severance, accelerated depreciation on assets held and used until disposal and other plan-related costs.

The amounts associated with the pension and other postretirement benefit plans are expected to reflect a reduction in income of approximately $12 million in 2002 as compared to 2001. This equates to approximately $.27 per share. These amounts will be reflected in SG&A expenses. The reason for the reduction in income is primarily attributed to the poor performance of the benefit plan asset portfolios during 2001 and the decrease in interest rates recorded in 2001.

Currency devaluations in Argentina will have a negative impact on the Company's first quarter of 2002 operating results however, the impact is not expected to exceed $0.03 - $0.04 per share in the first quarter.

Management continually monitors the economic situation in Argentina, Brazil and other Latin American countries and where appropriate, takes action to minimize the Company's exposure to future currency devaluations.

Safe Harbor for Forward-Looking Statements

Certain statements in this document, including those under 2002 Outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; new product development; product mix; availability and price of raw materials and critical manufacturing equipment; new plant startups; accounts receivable collection; the Company's relationships with its major customers and suppliers; changes in tax laws and tariffs; patent rights that could provide significant advantage to a competitor; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the British pound, the Japanese yen, the Australian dollar, the Argentine peso and the Brazilian real); the regulatory and trade environment; and other risks as indicated from time to time in the Company's filings with the Securities and Exchange Commission. All forward-looking information represents management's best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume and product mix changes, combined.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk: The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk: The Company is exposed to changes in interest rates primarily as a result of borrowing activities used to fund operations. The Company uses committed floating rate credit facilities to fund a portion of its operations.

Management believes that probable near-term changes in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. The impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of December 1, 2001 would be approximately $0.3 million.

Foreign Exchange Risk: As a result of being a global enterprise, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 44 percent of the Company's net revenue is generated outside of the United States. The Company's principal foreign currency exposures relate to the euro, British pound, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

Management's goal is to balance, where possible, the local currency denominated assets to the local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The Company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the local currency. This also applies to services provided and other cross border agreements among subsidiaries.

Management minimizes the Company's risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. The

Company does not enter into any speculative positions with regard to derivative instruments. Note 17 to the consolidated financial statements provides additional details regarding the Company's management of foreign exchange risk.

From a sensitivity analysis viewpoint, based on 2001 financial results a hypothetical overall 10 percent strengthening of the U.S. dollar would have resulted in a negative income per share impact of approximately $0.02 per share.

Raw Materials: The principal raw materials used by the Company to manufacture its products include resins, polymers and vinyl acetate monomer. Natural raw materials such as starch, dextrines and natural latex are also used in the manufacturing processes. Management attempts to find multiple sources for all of its raw materials. While alternate sources for most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, or if unusual demand causes products to be subject to allocation, shortages could occur.

In 2001, the Company purchased more than $600 million of raw materials, its single largest expenditure item. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost to the Company. Most raw materials are purchased on the open market or under contracts which limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The Company also uses the leverage created by having substitute raw materials approved for use wherever possible to minimize the impact of possible price increases.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT

The management of H.B. Fuller Company is responsible for the integrity, objectivity and accuracy of the financial statements of the Company and its subsidiaries. The accompanying financial statements, including the notes, were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and include amounts based on the best judgment of management.

Management is also responsible for maintaining a system of internal accounting controls to provide reasonable assurance that established policies and procedures are followed, that the records properly reflect all transactions of the Company and that assets are safeguarded against material loss from unauthorized use or disposition. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned duties.

The Audit Committee of the Board of Directors, composed of directors from outside the Company, meets regularly with management, the Company's internal auditors, and its independent accountants to discuss audit scope and results, internal control evaluations, and other accounting, reporting, and financial matters. The independent accountants and internal auditors have access to the Audit Committee without management's presence.

/s/ Raymond A. Tucker

                                          /s/ Albert P. L. Stroucken

Raymond A. Tucker                         Albert P.L. Stroucken
Senior Vice President and                 Chairman of the Board,
Chief Financial Officer                   President and
                                          Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of H.B. Fuller Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of H.B. Fuller Company and subsidiaries at December 1, 2001 and December 2, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 1, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 15, 2002

CONSOLIDATED STATEMENTS OF INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

                                                   Fiscal Year Ended
                                           ------------------------------------
                                            December    December   November 27,
                                            1, 2001     2, 2000        1999
                                           ----------  ----------  ------------
Net revenue............................... $1,274,059  $1,363,961   $1,375,855
Cost of sales.............................   (928,506)   (984,599)    (986,380)
                                           ----------  ----------   ----------
Gross profit..............................    345,553     379,362      389,475
Selling, administrative and other
 expenses.................................   (257,446)   (276,861)    (291,485)
Interest expense..........................    (21,247)    (23,814)     (26,823)
Gains from sales of assets................        752       4,131        6,123
Other income (expense), net...............     (4,142)     (5,913)      (2,864)
                                           ----------  ----------   ----------
Income before income taxes, minority
 interests, equity
 investments and accounting change........     63,470      76,905       74,426
Income taxes..............................    (19,833)    (28,455)     (31,807)
Minority interests in consolidated
 income...................................       (873)     (1,826)      (1,033)
Income from equity investments............      2,176       2,539        2,525
                                           ----------  ----------   ----------
Income before cumulative effect of
 accounting change........................     44,940      49,163       44,111
Cumulative effect of accounting change....       (501)        --          (741)
                                           ----------  ----------   ----------
Net income................................ $   44,439  $   49,163   $   43,370
                                           ==========  ==========   ==========
Basic income (loss) per common share:
Income before accounting change........... $     1.61  $     1.77   $     1.60
Accounting change.........................      (0.02)        --         (0.03)
                                           ----------  ----------   ----------
Net income................................ $     1.59  $     1.77   $     1.57
                                           ==========  ==========   ==========
Diluted income (loss) per common share:
Income before accounting change........... $     1.59  $     1.74   $     1.58
Accounting change.........................      (0.02)        --         (0.03)
                                           ----------  ----------   ----------
Net income................................ $     1.57  $     1.74   $     1.55
                                           ==========  ==========   ==========
Weighted-average common shares
 outstanding:
Basic.....................................     27,962      27,828       27,616
Diluted...................................     28,330      28,206       27,957

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
H.B. Fuller Company and Subsidiaries
(In thousands)

                                                        December 1, December 2,
                                                           2001        2000
                                                        ----------- -----------
Assets
Current Assets:
  Cash and cash equivalents............................  $ 11,454   $   10,489
  Trade receivables, net...............................   211,590      220,796
  Inventories..........................................   141,210      153,785
  Other current assets.................................    39,619       49,994
                                                         --------   ----------
Total current assets...................................   403,873      435,064
Net property, plant and equipment......................   371,113      394,689
Other assets...........................................   107,432       88,903
Goodwill, net..........................................    62,037       66,503
Other intangibles, net.................................    21,718       25,202
                                                         --------   ----------
Total assets...........................................  $966,173   $1,010,361
                                                         ========   ==========
Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable........................................  $ 27,601   $   34,543
  Current installments of long-term debt...............     3,479        5,718
  Trade payables.......................................   114,155      126,713
  Accrued payroll and employee benefits................    30,659       28,918
  Other accrued expenses...............................    19,714       25,807
  Income taxes payable.................................     8,555        5,026
                                                         --------   ----------
Total current liabilities..............................   204,163      226,725
Long-term debt, excluding current installments.........   203,001      250,464
Accrued pensions.......................................    66,012       71,927
Other liabilities......................................    39,413       37,452
Minority interests in consolidated subsidiaries........    19,558       19,083
Commitments and contingencies
Stockholders' Equity:
  Series A preferred stock, par value $6.67 per share..       306          306
  Common stock, par value $1.00 per share..............    28,281       14,116
    Shares outstanding--2001: 28,280,896
                        2000: 28,231,328 (see Note 19)
  Additional paid-in capital...........................    37,830       36,707
  Retained earnings....................................   396,048      377,846
  Accumulated other comprehensive income (loss)........   (25,150)     (20,088)
  Unearned compensation--restricted stock..............    (3,289)      (4,177)
                                                         --------   ----------
Total stockholders' equity.............................   434,026      404,710
                                                         --------   ----------
Total liabilities and stockholders' equity.............  $966,173   $1,010,361
                                                         ========   ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands, except shares)

                                                      Fiscal Years
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Shares Outstanding
  Preferred................................     45,900      45,900      45,900
  Common................................... 28,280,896  28,231,328  28,080,310
Preferred Stock............................ $      306  $      306  $      306
Common Stock
  Beginning balance........................ $   14,116  $   14,040  $   13,983
  Stock split..............................     14,142         --          --
  Retirement of common stock...............        (10)        (21)         (9)
  Stock compensation plans, net............         33          97          66
                                            ----------  ----------  ----------
  Ending balance........................... $   28,281  $   14,116  $   14,040
                                            ==========  ==========  ==========
Additional Paid-in Capital
  Beginning balance........................ $   36,707  $   34,071  $   31,140
  Retirement of common stock...............       (371)        (53)        (22)
  Stock compensation plans, net............      1,494       2,689       2,953
                                            ----------  ----------  ----------
  Ending balance........................... $   37,830  $   36,707  $   34,071
                                            ==========  ==========  ==========
Retained Earnings
  Beginning balance........................ $  377,846  $  341,356  $  309,966
  Net income...............................     44,439      49,163      43,370
  Stock split..............................    (14,142)        --          --
  Dividends................................    (12,095)    (11,786)    (11,440)
  Retirement of common stock...............        --         (887)       (540)
                                            ----------  ----------  ----------
  Ending balance........................... $  396,048  $  377,846  $  341,356
                                            ==========  ==========  ==========
Accumulated Other Comprehensive Income
 (Loss)
  Beginning balance........................ $  (20,088) $   (7,522) $   (5,997)
  Foreign currency translation adjustment..       (395)    (12,034)     (1,684)
  Foreign currency translation adjustment
   included in net income..................        --          --          136
  Minimum pension liability adjustment, net
   of tax..................................     (4,667)       (532)         23
                                            ----------  ----------  ----------
  Ending balance........................... $  (25,150) $  (20,088) $   (7,522)
                                            ==========  ==========  ==========
Unearned Compensation--Restricted Stock
  Beginning balance........................ $   (4,177) $   (5,871) $   (7,994)
  Stock compensation plans, net............        888       1,694       2,123
                                            ----------  ----------  ----------
  Ending balance........................... $   (3,289) $   (4,177) $   (5,871)
                                            ==========  ==========  ==========
Total Stockholders' Equity................. $  434,026  $  404,710  $  376,380
                                            ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

STATEMENT OF CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)

                                                      Fiscal Year Ended
                                             ------------------------------------
                                             December 1, December 2, November 27,
                                                2001        2000         1999
                                             ----------- ----------- ------------
Cash flows from operating activities:
  Net income................................  $ 44,439    $ 49,163     $ 43,370
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization.............    54,401      52,165       50,776
  Gains from sales of assets................      (752)     (4,131)      (6,123)
  Change in assets and liabilities (net of
   effects of acquisitions/divestitures):
    Trade receivables, net..................     8,189       2,397      (10,949)
    Inventories.............................    11,992     (11,142)       9,426
    Other current assets....................     3,495      (2,679)       1,739
    Other assets............................    (3,002)     (3,332)      (2,376)
    Trade payables..........................   (11,356)      3,794        6,145
    Accrued payroll and employee benefits
     and other accrued expenses.............    (4,233)    (18,058)      (2,010)
    Income taxes payable....................     5,731       3,070       10,570
    Accrued pensions........................   (12,548)     (3,008)       2,317
    Other liabilities.......................    (6,313)     (8,411)      (3,796)
  Other items...............................      (375)      7,067        6,616
                                              --------    --------     --------
    Net cash provided by operating
     activities.............................    89,668      66,895      105,705
Cash flows from investing activities:
  Purchased property, plant and equipment...   (30,725)    (49,044)     (56,253)
  Purchased businesses, net of cash
   acquired.................................       --       (5,388)      (4,483)
  Purchased investments.....................    (3,517)        --           --
  Proceeds from sale of property, plant and
   equipment................................     7,309      11,842       10,916
  Proceeds from sale of investments.........     1,567         --           --
  Proceeds from sale of business............       --        3,852          --
                                              --------    --------     --------
    Net cash used in investing activities...   (25,366)    (38,738)     (49,820)
Cash flows from financing activities:
  Proceeds from long-term debt..............     4,602      69,690       41,207
  Repayment of long-term debt...............   (43,618)    (84,876)     (79,949)
  Proceeds (payments) from/on notes
   payable..................................   (12,143)      3,668       (4,477)
  Dividends paid............................   (12,095)    (11,786)     (11,440)
  Other.....................................      (258)        179          (21)
                                              --------    --------     --------
    Net cash used in financing activities...   (63,512)    (23,125)     (54,680)
                                              --------    --------     --------
    Net change in cash and cash
     equivalents............................       790       5,032        1,205
Effect of exchange rate changes.............       175        (364)          11
Cash and cash equivalents at beginning of
 year.......................................    10,489       5,821        4,605
                                              --------    --------     --------
Cash and cash equivalents at end of year....  $ 11,454    $ 10,489     $  5,821
                                              ========    ========     ========
Supplemental disclosure of cash flow
 information:
Cash paid for interest......................  $ 22,008    $ 28,198     $ 28,962
Cash paid for income taxes..................  $  8,420    $ 16,569     $ 11,194

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
H.B. Fuller Company and Subsidiaries
(Dollars in thousands, except per share amounts)

Note 1--Summary of Significant Accounting Policies

Nature of Operations: H.B. Fuller Company (the "Company") operates as one of the world's leading manufacturers and marketers of adhesives, sealants, coatings, paints and other specialty chemical products. The Company has manufacturing operations in 21 countries in North America, Europe, Latin America and the Asia/Pacific region. The Company's products, in thousands of formulations, are sold to customers in a wide range of industries, including packaging, woodworking, automotive, aerospace, graphic arts (books/magazines), appliances, filtration, windows, sporting goods, nonwovens, shoes and ceramic tile. The Company generally markets its products through a direct sales force, with independent distributors used in some markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all its subsidiaries. The Company's fiscal year ends on the Saturday closest to November 30th. All fiscal years represent 52-week years, except the year 2000, which was a 53-week year. All significant intercompany amounts have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the 2001 presentation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: The Company recognizes revenues from product sales when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable, as required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB
101). For certain products, the Company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time that the Company is notified the customer has used the inventory. The Company records estimated discounts and rebates in the same period revenue is recognized based on historical experience.

Sales to distributors are also recognized in accordance with SAB 101 providing that there is evidence of the arrangement through a distribution agreement or purchase order, and the Company has no remaining performance obligations, the terms of the sale are fixed and collection is probable. As a normal practice, distributors do not have a right of return.

Foreign Currency Translation: The financial statements of non-U.S. operations are translated into U.S. dollars for inclusion in the consolidated financial statements. Translation gains or losses resulting from the process of translating foreign currency financial statements, where the local currency is the functional currency, are recorded as a component of accumulated other comprehensive income in stockholders' equity for businesses not considered to be operating in highly inflationary economies. Translation effects of subsidiaries using the U.S. dollar as the functional currency are included in determining net income.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Capitalized Interest Costs: Interest costs associated with major construction of property and equipment are capitalized. Capitalized interest costs were $431, $482 and $441 in 2001, 2000 and 1999, respectively.

Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies. The liabilities for environmental costs at December 1, 2001 and December 2, 2000 were $1,055 and $1,161, respectively. For further information on environmental matters, see
Item 3, Legal Proceedings.

Postemployment Benefits: The Company provides postemployment benefits to inactive and former employees, employees' beneficiaries and covered dependents after employment, but prior to retirement. The cost of providing these benefits is accrued during the years the employee renders the necessary service.

Purchase of Company Common Stock: Under the Minnesota Business Corporation Act, repurchased stock is included in the authorized shares of the Company, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital to the extent recorded on the original issuance of the stock with any excess charged as a reduction of retained earnings. The Company repurchased 10,289, 21,229 and 9,438 shares of common stock in 2001, 2000 and 1999, respectively.

Recently Issued Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position and results of operations.

In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company has had no such activity. The Company will adopt SFAS No. 142 during the first quarter of 2002. Under the new standard, purchased goodwill is no longer amortized over its useful life. Therefore, the Company will not incur the amortization of goodwill beginning with 2002. Amortization of goodwill recorded in 2001 was $4.1 million, which had a negative impact of $0.09 per share.

Note 2--Income Per Common Share (shares in thousands)

Basic income per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the Company's stock-based compensation plans. The difference between basic and diluted income per share data as presented is due to the dilutive impact from stock-based compensation plans. Net income used in the calculations of income per share is reduced by the dividends paid to the preferred stockholder.

A reconciliation of the net income and share components for the basic and diluted income per share calculations is as follows:

                             2001     2000     1999
                            -------  -------  -------
   Net income.............. $44,439  $49,163  $43,370
   Dividends on preferred
    shares.................     (15)     (15)     (15)
                            -------  -------  -------
   Income attributable to
    common shares.......... $44,424  $49,148  $43,355
                            =======  =======  =======
   Weighted-average common
    shares--basic..........  27,962   27,828   27,616
   Equivalent shares from
    stock compensation
    plans..................     368      378      341
                            -------  -------  -------
   Weighted-average common
    shares--diluted........  28,330   28,206   27,957
                            =======  =======  =======

The computations of diluted income per common share do not include 45, 88 and 1 stock options with exercise prices greater than the average market price of the common shares for 2001, 2000 and 1999, respectively, as the results would have been anti-dilutive.

Note 3--Foreign Currency Gains/(Losses)

   Foreign currency gains/(losses), included in
   income before income taxes,
   minority interests, and cumulative effect of
   accounting change                                2001     2000     1999
   --------------------------------------------    -------  -------  -------
   Currency translation gains, net................ $ 1,713  $   182  $ 4,999
   Flow-through effect of inventory valuation,
    net...........................................  (1,018)    (611)    (226)
                                                   -------  -------  -------
                                                       695     (429)   4,773
   Currency exchange transaction losses, net......  (2,754)  (2,660)  (7,855)
                                                   -------  -------  -------
   Total.......................................... $(2,059) $(3,089) $(3,082)
                                                   =======  =======  =======

The net loss from the flow-through effects of inventory valuation results from differences between translation of cost of sales at historic rates versus average exchange rates. Latin American operations, whenever possible, raise local selling prices on their products to offset this loss. The result of these efforts to keep pace with inflation appears in net revenue for each operation. The impact from currency translation effects, the flow-through effect of inventory value attributed to foreign currency differences and currency transaction gains and losses are included in other income (expense), net in the consolidated statement of income.

Note 4--Restructuring Related Costs

The 2001 cost of sales includes $1.6 million of depreciation expense for asset impairments related to the restructuring initiative contemplated during 2001, but approved and implemented in 2002. The impairment charges were calculated by comparing the net book value of the assets to the expected cash flows, including proceeds from sales of assets, to be generated by those assets over their shortened useful life. These charges related to three manufacturing facilities in Latin America.

In a continuing effort to strengthen the organization and remove excess manufacturing capacity, the Company announced, on January 15, 2002, a plan to eliminate approximately 20 percent of its current manufacturing capacity. The plan calls for streamlining its facilities and operations in Latin America, Europe and in particular, North America. By reducing the installed capacity and removing other cost structures, management estimates that upon completion, costs will be reduced approximately $10 to $12 million annually.

In connection with the 2002 restructuring initiative, the Company expects to record special charges in the range of $30 to $35 million before tax, inclusive of the $1.6 million ($1.5 million after-tax) incurred in the fourth quarter of 2001 for Latin America. Cash costs of the plan are expected to be $20 to $25 million. Proceeds from sales of assets affected by the plan however, are expected to offset the cash costs by $10 to $15 million. The remaining charges are expected to be recorded over the next four quarters and will include severance, accelerated depreciation on assets held and used until disposal and other plan-related costs.

1998-1999 Plan: Over the last two quarters of 1998 and throughout 1999, two businesses were sold, several manufacturing facilities were closed or considerably scaled back, sales offices and warehouses were consolidated and layers of management were reduced. Total costs associated with this plan totaled $43.7 million (before tax), net of gains recorded on assets disposed as a result of the plan.

The following tables show details of the nonrecurring charges/(credits) for the years 2000 and 1999 by geographic area:

                                North             Latin
   Year 2000:                  America  Europe   America Asia/Pacific  Total
   ----------                  -------  -------  ------- ------------ -------
   Adjustment for change in
    estimate.................. $  (300)     --      --         --     $  (300)
                               -------  -------  ------    -------    -------
   Total...................... $  (300)     --      --         --     $  (300)
                               =======  =======  ======    =======    =======
                                North             Latin
   Year 1999:                  America  Europe   America Asia/Pacific  Total
   ----------                  -------  -------  ------- ------------ -------
   Severance, net of pension
    curtailment............... $ 1,943  $ 8,372  $1,114    $   676    $12,105
   Contracts/leases...........     --     1,660      16        618      2,294
                               -------  -------  ------    -------    -------
   Total restructuring........   1,943   10,032   1,130      1,294     14,399
   Impairment of property,
    plant and equipment.......      66    2,228     188         32      2,514
   Consulting.................     243      685     192         15      1,135
   Integration and relocation
    costs (1).................   2,052    1,104   1,465        292      4,913
                               -------  -------  ------    -------    -------
   Subtotal...................   4,304   14,049   2,975      1,633     22,961
   Less: Gains from sales of
    assets....................  (1,811)  (1,497)    --      (2,449)    (5,757)
                               -------  -------  ------    -------    -------
   Total...................... $ 2,493  $12,552  $2,975    $  (816)   $17,204
                               =======  =======  ======    =======    =======

--------
1. Integration and relocation costs consisted primarily of costs related to the shutdown of facilities, relocation of employees and other related one-time costs to carry out the restructuring/reorganization activities. Such costs were expensed as incurred.

The 2000 credit of $0.3 million was due to a change in estimate of severance payments in North America included in SG&A expenses. The 1999 charges, prior to the gains from sales of assets of $5.8 million, included $22.3 million of costs requiring cash outlays, $2.5 million of non-cash costs and a pension curtailment benefit of $1.9 million. Total costs requiring cash outlays since inception of the plan, were $42.4 million. The 1999 restructuring amounts are reflected in the income statement as cost of sales ($18.6 million), SG&A expenses ($4.4 million) and gains from sales of assets ($5.8 million).

Employee census reductions resulting from the restructuring plan were a total of 820. Annual cost savings as a result of the plan were expected to exceed $30 million (before tax) upon full realization of the benefits of the enacted plan. No additional charges related to the original restructuring/reorganization plan were incurred in 2000.

In 1999, the North American charges related primarily to a plant shutdown, and severance associated with closing sales offices and warehouses. These costs were partially offset by the gains from sales of assets.

In Europe, the 1999 charges related primarily to severance and the impairment of assets associated with the shutdown of three manufacturing facilities, the reduction in the layers of management and the costs associated with the relocation of the European area office.

Latin American charges in 1999 were mainly for the integration costs associated with closing four facilities and for severance related to the closing of three sales offices.

The Asia/Pacific charges in 1999 were mainly for severance and the buyout of leases associated with closing warehouses and sales offices, relocation costs related to moving the area office and severance due to reducing layers of management. The charges were more than offset by the gains from sales of assets of the one manufacturing facility that was closed in the region.

The following table is a detailed reconciliation of the restructuring reserve balance from November 29, 1998 to December 1, 2001:

   Nonrecurring Charge        North              Latin
   Reserve                   America   Europe   America  Asia/Pacific  Total
   -------------------       -------  --------  -------  ------------ --------
   Balance November 29,
    1998...................  $ 1,992  $  7,994  $ 3,141    $    88    $ 13,215
   Provisions in 1999:
     Severance.............    3,057     8,952    1,022        668      13,699
     Contracts/leases......      --      1,660       16        618       2,294
                             -------  --------  -------    -------    --------
                               3,057    10,612    1,038      1,286      15,993
                             -------  --------  -------    -------    --------
   Adjustments for change
    in estimate............      (65)      225       92          8         260
   Payments in 1999:
     Severance.............   (3,060)  (13,482)  (3,492)       (82)    (20,116)
     Contracts/leases......      --       (399)     (16)      (175)       (590)
                             -------  --------  -------    -------    --------
                              (3,060)  (13,881)  (3,508)      (257)    (20,706)
                             -------  --------  -------    -------    --------
   Balance November 27,
    1999...................    1,924     4,950      763      1,125       8,762
   Adjustment for change in
    estimate...............     (300)      --       --         --         (300)
   Payments in 2000:
     Severance.............   (1,577)   (2,651)    (763)      (682)     (5,673)
     Contracts/leases......      --     (1,136)     --        (443)     (1,579)
                             -------  --------  -------    -------    --------
                              (1,577)   (3,787)    (763)    (1,125)     (7,252)
                             -------  --------  -------    -------    --------
   Balance December 2,
    2000...................       47     1,163      --         --        1,210
   Payments in 2001:
     Severance.............      (47)     (152)     --         --         (199)
     Contracts/leases......      --       (486)     --         --         (486)
                             -------  --------  -------    -------    --------
                                 (47)     (638)     --         --         (685)
                             -------  --------  -------    -------    --------
   Balance December 1,
    2001...................  $   --   $    525  $   --     $   --     $    525
                             =======  ========  =======    =======    ========

Note 5--Acquisitions and Divestitures

In 2000, the Company purchased certain assets of a business in its Specialty Group operating segment for $5,388. In 1999, the Company purchased a business for $4,483 in its Asia/Pacific Adhesives operating segment. The acquisitions were accounted for as purchases and the accompanying consolidated financial statements include the results of these businesses since the purchase date.

The estimated fair values of assets and liabilities acquired at the dates of their respective acquisition are shown below as supplemental disclosure for cash flow purposes.

                                                                   2000    1999
                                                                  ------  ------
   Receivables................................................... $  --   $1,329
   Inventories...................................................  1,020     828
   Property, plant and equipment.................................     34     780
   Goodwill and intangible assets................................  5,056   1,629
   Current liabilities...........................................   (722)    (83)
                                                                  ------  ------
     Net assets acquired for cash, net of cash acquired.......... $5,388  $4,483
                                                                  ======  ======

The Company sold its liquid paint business in Ecuador for $3,465 cash in 2000. The historical results of operations on a pro forma basis are not presented as the effects of the acquisitions and divestiture were not material.

Note 6--Research and Development

Research and development expenses charged against income were $19.0 million, $18.4 million and $21.3 million in 2001, 2000 and 1999, respectively. These costs are included as a component of SG&A expenses.

Note 7--Accounting Changes

In December 1999, the SEC issued SAB 101, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this accounting standard effective in the first quarter of 2001 which impacted income by a negative $0.8 million pretax ($0.5 million after-tax) or $0.02 per share. Pro forma presentation on results of prior years is not presented as the impact in not considered significant.

Effective in 2001, the Company adopted the FASB Emerging Issues Task Force
(EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Under its provisions, the EITF requires proceeds from shipping charges billed to customers to be included as revenue. Beginning in 2001, the Company classified revenues from shipping charges billed to customers and the costs related thereto as net revenue and cost of sales, respectively. Shipping revenue and costs have been reclassified for all periods presented.

In 1999, the Company, adopted early, an accounting principle which impacted income by $1.2 million pretax ($0.7 million after-tax) or $0.03 per share. The AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" issued April 3, 1998, requires the Company to expense as incurred all costs related to start-up activities and organizational costs.

Note 8--Allowance for Doubtful Receivables

                                                       2001     2000     1999
                                                      -------  -------  -------
   Balance at beginning of year...................... $ 6,913  $ 4,871  $ 5,073
     Charged to expenses.............................   2,377    6,764    3,034
     Write-offs......................................  (1,050)  (4,495)  (2,984)
     Divested businesses.............................     --       (68)     --
     Effect of exchange rates........................    (119)    (159)    (252)
                                                      -------  -------  -------
   Balance at end of year............................ $ 8,121  $ 6,913  $ 4,871
                                                      =======  =======  =======

Note 9--Inventories

Inventories in the United States, representing approximately 35% of consolidated inventories, are recorded at cost (not in excess of market value) as determined primarily by the last-in, first-out method (LIFO). Inventories of non-U.S. operations are valued at the lower of cost (mainly average cost) or market.

   Inventories at Year-end are Summarized as Follows           2001      2000
   -------------------------------------------------         --------  --------
   Raw materials............................................ $ 57,226  $ 59,986
   Finished goods...........................................   95,149   104,836
   LIFO reserve.............................................  (11,165)  (11,037)
                                                             --------  --------
   Total.................................................... $141,210  $153,785
                                                             ========  ========

Note 10--Property, Plant and Equipment

                                           Depreciable
   Major Classes                         Lives (in years)   2001       2000
   -------------                         ---------------  ---------  ---------
   Land.................................                  $  46,463  $  48,297
   Buildings and improvements...........      20-40         214,034    218,053
   Machinery and equipment..............       3-15         477,153    459,142
   Construction in progress.............                     21,724     31,750
                                                          ---------  ---------
   Total, at cost.......................                    759,374    757,242
   Accumulated depreciation.............                   (388,261)  (362,553)
                                                          ---------  ---------
   Net property, plant and equipment....                  $ 371,113  $ 394,689
                                                          =========  =========

Depreciation is generally computed on a straight-line basis over the useful lives of the assets, including assets acquired by capital leases. Depreciation expense on property, plant and equipment was $47,200, $44,371 and $43,079 in 2001, 2000 and 1999, respectively.

Note 11--Intangibles

Other intangible assets, primarily technology, are amortized over the estimated lives of 3 to 20 years. Goodwill is charged against income over periods of 15 to 25 years. The recoverability of unamortized intangible assets is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from operations to net book value.

                                                  Other
                                               Intangibles        Goodwill
                                             ----------------  ----------------
                                              2001     2000     2001     2000
                                             -------  -------  -------  -------
   Gross Cost............................... $42,619  $44,883  $80,209  $82,483
   Accumulated Amortization................. (20,901) (19,681) (18,172) (15,980)
                                             -------  -------  -------  -------
   Net...................................... $21,718  $25,202  $62,037  $66,503
                                             =======  =======  =======  =======

Note 12--Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   Income Before Income Taxes, Minority Interests
   and Cumulative Effect of Accounting Change           2001    2000    1999
   ----------------------------------------------      ------- ------- -------
   United States (U.S.)............................... $43,903 $48,294 $55,943
   Outside U.S........................................  19,567  28,611  18,483
                                                       ------- ------- -------
   Total.............................................. $63,470 $76,905 $74,426
                                                       ======= ======= =======

   Components of the Provision for Income Taxes
   (excluding the cumulative effect of an accounting
   change)                                              2001     2000     1999
   -------------------------------------------------   -------  -------  -------
   Current:
     U.S. federal....................................  $ 5,753  $ 2,524  $12,392
     State...........................................    1,835    1,143    1,269
     Outside U.S.....................................    9,745   13,514   12,236
                                                       -------  -------  -------
                                                        17,333   17,181   25,897
                                                       -------  -------  -------
   Deferred:
     U.S. federal....................................    6,131   10,720    5,171
     State...........................................      (23)     620      --
     Outside U.S.....................................   (3,608)     (66)     739
                                                       -------  -------  -------
                                                         2,500   11,274    5,910
                                                       -------  -------  -------
   Total.............................................  $19,833  $28,455  $31,807
                                                       =======  =======  =======

   Difference Between the Statutory U.S. Federal Income Tax
   Rate
   and the Company's Effective Income Tax Rate                2001  2000  1999
   --------------------------------------------------------   ----  ----  ----
   Statutory U.S. federal income tax rate...................  35.0% 35.0% 35.0%
   State income taxes, net of federal benefit...............   1.9   2.3   1.0
   U.S. federal income taxes on dividends received from non-
    U.S. subsidiaries, before foreign tax credits...........   1.4   4.3   6.9
   Foreign tax credits......................................  (6.3) (6.6) (3.2)
   Non-U.S. taxes...........................................   1.4   3.8   6.3
   Other tax credits........................................  (2.6) (2.1) (2.3)
   Other....................................................   0.4   0.3  (1.0)
                                                              ----  ----  ----
   Total....................................................  31.2% 37.0% 42.7%
                                                              ====  ====  ====

The effective tax rate in 2001 and 1999 was impacted by costs related to the restructuring plans. Some of these restructuring costs did not provide a tax benefit in certain foreign countries resulting in an increase in the effective tax rate associated with non-U.S. taxes. The effective rate in 2001 was also impacted by a one-time tax benefit of $2.6 million.

   Deferred Income Tax Balances at Each Year-end Related
   to                                                        2001      2000
   -----------------------------------------------------   --------  --------
   Depreciation........................................... $(40,227) $(41,183)
   Asset valuation reserves...............................    2,003     1,800
   Accrued expenses currently not deductible:
     Employee benefit costs...............................   17,174    21,261
     Product and other claims.............................    1,293     1,512
   Tax loss carryforwards.................................   19,316    17,307
   Other..................................................    7,157     7,280
                                                           --------  --------
                                                              6,716     7,977
   Valuation allowance....................................   (8,523)  (12,406)
                                                           --------  --------
   Net deferred tax liabilities........................... $ (1,807) $ (4,429)
                                                           ========  ========

   Net Deferred Taxes as Presented on the Consolidated
   Balance Sheet                                              2001      2000
   ---------------------------------------------------      --------  --------
   Deferred tax assets:
     Current............................................... $ 14,431  $ 15,945
     Non-current...........................................    8,774     2,884
   Deferred tax liabilities:
     Current...............................................   (1,457)   (1,548)
     Non-current...........................................  (23,555)  (21,710)
                                                            --------  --------
   Net deferred tax liabilities............................ $ (1,807) $ (4,429)
                                                            ========  ========

Valuation allowances relate to foreign tax credit carry overs, tax loss carryforwards and other net deductible temporary differences in non-U.S. operations where the future potential benefits do not meet the more likely than not realization test.

U.S. income taxes have not been provided on approximately $78,292 of undistributed earnings of non-U.S. subsidiaries. The Company plans to reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carry overs. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

While non-U.S. operations have been profitable overall, cumulative tax losses of $56,244 are carried as net operating losses in 19 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $44,635 can be carried forward indefinitely, while the remaining $11,609 must be used during the 2002-2007 period.

Note 13--Notes Payable

The primary component of notes payable relates to short-term lines of credit with banks. This component totals $27,601. The amount of unused available borrowings under these lines at December 1, 2001 was $166,851. The weighted-average interest rates on short-term borrowings were 6.6%, 8.8% and 8.1% in 2001, 2000 and 1999, respectively. Fair values of short-term financial instruments approximate their carrying values due to their short maturity.

Note 14--Long-Term Debt

   Long-term Debt, Including
   Obligations                   Weighted-Average
   Under Capital Leases           Interest Rate   Maturity    2001      2000
   -------------------------     ---------------- --------- --------  --------
   U.S. dollar obligations:
     Notes (a).................                             $    --   $  6,365
     Senior notes..............        7.27%      2001-2012  190,000   190,000
     Industrial and commercial
      development bonds........        5.60%      2004-2016    7,100     7,100
     Various other
      obligations..............        7.23%      2004-2006    3,857     4,795
                                                            --------  --------
                                                             200,957   208,260
                                                            --------  --------
   Foreign currency
    obligations:
     Pound sterling notes (a)..                                  --     31,746
     Japanese yen note (a).....                                1,620     7,685
     Japanese yen..............        3.80%      2002-2009    3,509     6,536
     Various other
      obligations..............                                  --        927
                                                            --------  --------
                                                               5,129    46,894
   Capital lease obligations...                   2002-2004      394     1,028
                                                            --------  --------
   Total long-term debt........                              206,480   256,182
     Less: current
      installments.............                               (3,479)   (5,718)
                                                            --------  --------
   Total.......................                             $203,001  $250,464
                                                            ========  ========

--------
(a) The Company has revolving credit agreements with a group of major banks, which provide committed long-term lines of credit through December 20 of 2007, 2006, 2005 and 2004 in amounts of $85,000, $15,000, $25,000 and
    $28,000, respectively. At the Company's option, interest is payable at the London Interbank Offered Rate plus 0.175%--0.375%, adjusted quarterly based on the Company's capitalization ratio, or a bid rate. A facility fee of 0.075%--0.175% is payable quarterly.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the Company cannot be a member of any "consolidated group" for income tax purposes other than with its subsidiaries. At December 1, 2001 the Company exceeded minimum requirements for all financial covenants.

Aggregate maturities of long-term debt, including obligations under capital leases, amount to $3,479, $6,276, $1,222, $5,114 and $22,216 during the five years 2002 through 2006, respectively. Senior notes of $26,000 due on December 15, 2001 are shown as long-term because they will be replaced with long-term debt.

The estimated fair value of long-term debt was $209,200 and $249,052 for December 1, 2001 and December 2, 2000, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities. The estimates presented above on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 15--Lease Commitments

   Assets under capital leases                                  2001     2000
   ---------------------------                                 -------  -------
   Land....................................................... $ 1,168  $ 1,146
   Buildings and improvements.................................   2,056    4,758
   Machinery and equipment....................................     653      632
                                                               -------  -------
                                                                 3,877    6,536
   Accumulated depreciation...................................  (1,669)  (3,729)
                                                               -------  -------
   Net assets under capital leases............................ $ 2,208  $ 2,807
                                                               =======  =======

The minimum lease payments, related to equipment and buildings, that will have to be made in each of the years indicated based on capital and operating leases in effect at December 1, 2001 are:

   Fiscal year                                                 Capital Operating
   -----------                                                 ------- ---------
   2002.......................................................  $308    $10,438
   2003.......................................................    84      8,776
   2004.......................................................    12      6,387
   2005.......................................................   --       2,962
   2006.......................................................   --       2,009
   Later years................................................   --      10,988
                                                                ----    -------
   Total minimum lease payments...............................   404    $41,560
                                                                        =======
   Amount representing interest...............................   (10)
                                                                ----
   Present value of minimum lease payments....................  $394
                                                                ====

Rental expense for all operating leases charged against income amounted to $16,578, $15,648 and $13,541 in 2001, 2000 and 1999, respectively.

Note 16--Contingencies

Legal: The Company and its subsidiaries are parties to various lawsuits and governmental proceedings. For further information on certain legal proceedings, see Item 3, Legal Proceedings. In particular, the Company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the Company may be required to pay a share of the costs of investigation and cleanup of these sites. In some cases the Company may have rights of indemnification from other parties. The Company's liability in the future for such claims is difficult to predict because of the uncertainty as to the cost of the investigation and clean-up of the sites, the Company's responsibility for such hazardous waste and the number or financial condition of other PRPs or defendants. As is the case with other types of litigation and proceedings to which the Company is a party, based upon currently available information, it is management's opinion that none of these matters will result in material liability to the Company.

Other: The Company has guaranteed bank loans to certain executives totaling $11,081 for the purchase of the Company's common stock.

Note 17--Financial Instruments

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for recognition and measurement of derivatives and hedging activities. The Company implemented this statement in the first quarter of 2001 as required. The cumulative effect of adopting SFAS No. 133 as of December 3, 2000 was not material to the Company's consolidated financial statements. The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company does not enter into any speculative positions with regard to derivative instruments.

Derivatives consisted primarily of forward currency contracts (primarily to receive euros) used to manage foreign currency denominated liabilities. Because contracts outstanding were not designated as hedges, the gains and losses are recognized in the income statement of the same period as the remeasurement of the related foreign currency denominated liabilities.

Notional amounts of forward currency contracts outstanding were $108,737 however, notional amounts are not a measure of the Company's exposure. As of December 1, 2001, the Company had forward currency contracts maturing between December 3, 2001 and August 15, 2002. In the opinion of management, changes in market value were not material. Counterparties to the forward currency contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of December 1, 2001 and December 2, 2000, the Company had no significant concentrations of credit risk.

Note 18--Retirement and Postretirement Benefits

The Company has noncontributory defined benefit plans covering all U.S. employees. Benefits for these plans are based primarily on years of service and employees' average compensation during their five highest out of the last ten years of service. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities. The Company funds U.S. postretirement benefits through a Voluntary Employees' Beneficiaries Association Trust.

Certain non-U.S. consolidated subsidiaries provide pension benefits for their employees consistent with local practices and regulations. These plans are defined benefit plans covering substantially all employees upon completion of a specified period of service. Benefits for these plans are generally based on years of service and annual compensation.

The Company and certain of its consolidated subsidiaries provide health care and life insurance benefits for eligible retired employees and their eligible dependents. These benefits are provided through various insurance companies and health care providers. These costs are accrued during the years the employee renders the necessary service.

                                 Pension Benefits
                         ------------------------------------
                                                                    Other
                                                                Postretirement
                            U.S. Plans       Non-U.S. Plans        Benefits
                         ------------------  ----------------  -----------------
                           2001      2000     2001     2000      2001     2000
                         --------  --------  -------  -------  --------  -------
Change in benefit
 obligation:
  Benefit obligation,
   September 1 of prior
   year................. $180,382  $178,021  $66,759  $72,095  $ 39,734  $28,216
  Service cost..........    4,735     5,613    2,491    2,675     1,360    1,027
  Interest cost.........   14,018    13,513    3,575    5,041     3,089    2,119
  Participant
   contributions........      --        --     1,494      779       250      124
  Plan amendments.......      506        13      --       --        --       --
  Actuarial
   (gain)/loss..........   21,057    (8,850)   6,341   (3,176)    8,029   10,935
  Benefits paid.........   (9,248)   (7,928)  (2,767)  (2,689)   (3,045)  (2,687)
  Currency change
   effect...............      --        --         1   (7,966)      --       --
                         --------  --------  -------  -------  --------  -------
  Benefit obligation,
   August 31............ $211,450  $180,382  $77,894  $66,759  $ 49,417  $39,734
                         ========  ========  =======  =======  ========  =======
Change in plan assets:
  Fair value of plan
   assets, September 1
   of prior year........ $290,329  $247,689  $50,963  $48,211  $ 78,185  $68,142
  Actual return on plan
   assets...............  (72,332)   49,695   (5,921)   6,615   (18,663)  10,852
  Employer
   contributions........    1,382       873      651    1,420       257    1,754
  Participant
   contributions........      --        --     1,494      779       250      124
  Benefits paid.........   (9,248)   (7,928)    (928)  (1,024)   (3,045)  (2,687)
  Currency change
   effect...............      --        --      (156)  (5,038)      --       --
                         --------  --------  -------  -------  --------  -------
  Fair value of plan
   assets, August 31.... $210,131  $290,329  $46,103  $50,963  $ 56,984  $78,185
                         ========  ========  =======  =======  ========  =======

                                     Pension Benefits
                           ---------------------------------------
                                                                         Other
                                                                     Postretirement
                               U.S. Plans        Non-U.S. Plans         Benefits
                           -------------------  ------------------  -----------------
                             2001      2000       2001      2000     2001      2000
                           --------  ---------  --------  --------  -------  --------
Reconciliation of funded
 status as of
 November:
  Funded status........... $ (1,319) $ 109,947  $(31,791) $(15,796) $ 7,567  $ 38,451
  Unrecognized actuarial
   loss (gain)............  (22,422)  (145,988)      279   (10,920)  22,156   (12,253)
  Unrecognized prior
   service cost
   (benefit)..............    5,202      5,535       (41)      (33)  (7,707)  (10,017)
  Unrecognized net
   transition obligation..      (69)       (96)      583       628      --        --
  Contributions between
   measurement date and
   fiscal year-end........      270        190       251       --        75       --
                           --------  ---------  --------  --------  -------  --------
  Recognized amount....... $(18,338) $ (30,412) $(30,719) $(26,121) $22,091  $ 16,181
                           ========  =========  ========  ========  =======  ========
Statement of financial
 position as of November:
  Prepaid benefit cost.... $    469  $     283  $  1,489  $  2,291
  Accrued benefit
   liability..............  (18,807)   (30,694)  (32,208)  (28,412)
  Additional minimum
   liability..............   (8,578)    (5,634)   (3,785)      --
  Intangible asset........    3,314      3,666       --        --
  Accumulated other
   comprehensive income -
   pretax.................    5,264      1,967     3,785       --
                           --------  ---------  --------  --------
  Recognized amount....... $(18,338) $ (30,412) $(30,719) $(26,121)
                           ========  =========  ========  ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were $100,166, $90,582, and $46,660, respectively as of August 31, 2001 and $57,895, $53,552, and $24,397 as of August 31, 2000.

                                        Pension Benefits
                         ----------------------------------------------------
                                                                                Other Postretirement
                                 U.S. Plans               Non-U.S. Plans              Benefits
                         ----------------------------  ----------------------  -------------------------
                           2001      2000      1999     2001    2000    1999    2001     2000     1999
                         --------  --------  --------  ------  ------  ------  -------  -------  -------
Net periodic cost
 (benefit):
Service cost............ $  4,735  $  5,613  $  5,987  $2,491  $2,675  $2,547  $ 1,360  $ 1,027  $ 2,033
Interest cost...........   14,018    13,513    12,011   3,575   5,041   4,237    3,089    2,119    2,667
Expected return on
 assets.................  (24,118)  (20,582)  (16,538) (3,303) (4,490) (2,909)  (7,317)  (6,387)  (5,294)
Prior service cost
 amortization...........      839       838       724       8       8       9   (2,310)  (2,310)    (828)
Actuarial (gain)/loss
 amortization...........   (6,059)   (2,637)     (766)   (406)   (137)     24     (457)    (942)    (561)
Transition amount
 amortization...........      (27)      (27)      (27)     60      62    (281)     --       --       --
Curtailment gain........      --        --     (1,780)    --      --     (274)     --       --       (74)
                         --------  --------  --------  ------  ------  ------  -------  -------  -------
Net periodic benefit
 cost (benefit)......... $(10,612) $ (3,282) $   (389) $2,425  $3,159  $3,353  $(5,635) $(6,493) $(2,057)
                         ========  ========  ========  ======  ======  ======  =======  =======  =======

                                     Pension Benefits
                          --------------------------------------
                                                                       Other
                                                                  Postretirement
                               U.S. Plans       Non-U.S. Plans       Benefits
                          -------------------- ----------------- -----------------
Weighted-Average
Assumptions, August        2001   2000   1999  2001  2000  1999  2001  2000  1999
-------------------       ------ ------ ------ ----- ----- ----- ----- ----- -----
Discount rate ..........   7.00%  7.75%  7.50% 6.04% 6.53% 6.18% 7.00% 7.75% 7.50%
Expected return on plan
 assets.................  10.50% 10.50% 10.50% 7.93% 7.92% 6.18% 9.50% 9.50% 9.50%
Rate of compensation
 increase...............   4.02%  4.02%  3.78% 3.16% 3.14% 3.07%
Rate of increase in
 healthcare cost levels:
  Employees under age
   65...................                                         4.85% 5.10% 5.68%
  Employees age 65 and
   older................                                         4.85% 5.10% 3.73%

The rate of increase in healthcare cost levels is expected to be 5.10% in the years 2002 and later. Beginning in 2005, the Company's dollar contribution for retiree medical coverage will remain fixed at the 2004 level for employees who retire in the year 2005 or later.

Sensitivity Information: The healthcare trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effects on the December 2, 2000 service and interest cost and the accumulated postretirement benefit obligation at December 1, 2001:

                                                           1-Percent 1-Percent
                                                           Increase  Decrease
                                                           --------- ---------
   Effect on service and interest cost components.........  $  408    $  (340)
   Effect on accumulated postretirement benefit
    obligation............................................  $4,168    $(3,544)

Note 19--Stockholders' Equity

Preferred Stock: The Board of Directors is authorized to issue up to 10,000,000 additional shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Series A Preferred Stock: There were 45,900 Series A preferred shares with a par value of $6.67 authorized and outstanding at December 1, 2001 and December 2, 2000. The holder of Series A preferred stock is entitled to cumulative dividends at the rate of $0.33 per share per annum. Common stock cash dividends may not be paid unless provision has been made for payment of Series A preferred dividends. The Series A preferred stock has multiple voting rights entitling the Series A preferred shareholder to 80 votes per share. The terms of the Series A preferred stock include the right of the Company to purchase the shares at specified times and the right of the Company to redeem all shares at par value if authorized by the shareholders.

Series B Preferred Stock: In connection with the adoption of the shareholder rights plan (see below), the Board of Directors authorized a new series of preferred stock ("Series B preferred shares") that would be exchanged for the existing Series A preferred shares, if and at such time as the rights issued pursuant to the shareholder rights plan become exercisable. The Series B preferred shares have the same terms as the Series A preferred shares, except that the voting rights of the Series B preferred shares are increased proportionately according to the number of shares issued upon the exercise or exchange of rights. The Company entered into a Stock Exchange Agreement dated July 18, 1996, with the holder of the Series A preferred shares by which the Series B preferred shares would be exchanged for all Series A preferred shares on the date the rights under the shareholder rights plan become exercisable. The exchange of the Series A preferred shares for the new Series B preferred shares is intended to preserve the holder's voting power, in the event any rights are exercised. No event has occurred which would cause the exchange to be effected.

Common Stock: There were 80,000,000 shares of common stock with a par value of $1.00 authorized and 28,280,896 and 28,231,328 shares issued and outstanding at December 1, 2001 and December 2, 2000, respectively. On November 16, 2001, the Company issued a 2-for-1 common stock split to shareholders of record on October 26, 2001 which resulted in a transfer of $14,142,068 from retained earnings to common stock. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

Shareholder Rights Plan: The shareholder rights plan provides each holder of a share of the Company's common stock a right to purchase one additional share of common stock for $90, subject to adjustment. These rights are not currently exercisable. Upon the occurrence of certain events, such as the public announcement of a tender offer or the acquisition of 15 percent or more of the Company's outstanding common stock by a person or group (an "acquiring person"), each right entitles the holder to purchase $90 worth of common stock (or in some circumstances common stock of the acquiring person) at one half of its then market value. Rights held by an acquiring person are void. The Company may redeem or exchange the rights in certain instances. Unless extended or redeemed the rights expire on July 30, 2006.

Note 20--Stock-Based Compensation

Directors' Deferred Compensation Plan: The Directors' Deferred Compensation Plan reserves 150,000 shares of common stock for allocation as payment of retainer fees to its Board of Directors. Directors, who are not employees, can choose to receive all or a portion of the payment of their retainer and meeting fees in shares of Company common stock when they leave the Board rather than cash payments each year. At December 1, 2001, 32,157 shares remained available for future allocation.

1998 Directors' Stock Incentive Plan: The 1998 Directors' Stock Incentive Plan reserves 400,000 shares of common stock to offer nonemployee directors incentives to put forth maximum efforts for the success of the Company's business and to afford nonemployee directors an opportunity to acquire a proprietary interest in the Company. In 2001, 2000 and 1999, respectively, 21,020, 15,400 and 8,000 restricted shares were awarded. The market value of $556, $304 and $281 has been recorded as unearned compensation--restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods of generally four years and amounted to $137, $207 and $93 in 2001, 2000 and 1999, respectively. At December 1, 2001, 332,746 shares remained available for future award.

Year 2000 Stock Incentive Plan: Under the Year 2000 Stock Incentive Plan 3,000,000 shares of the common stock are available for the granting of awards during a period of up to ten years from October 14, 1999. The Year 2000 Stock Incentive Plan permits the granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other awards valued in whole or in part by reference to or otherwise based upon the Company's common stock.

A total of 607,172 and 56,684 non-qualified stock options were granted in 2001 and 2000, respectively to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. At December 1, 2001, 2,396,752 shares remained available for future grants or allocations under the plan.

1992 Stock Incentive Plan: Under the 1992 Stock Incentive Plan 1,800,000 shares of common stock were available for the granting of awards during a period of up to ten years from April 16, 1992. The Stock Incentive Plan permitted the granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other awards valued in whole or in part by reference to or otherwise based upon the Company's common stock.

A total of 2,062 restricted shares of common stock were granted to certain employees in 1999. The market value of shares awarded of $44 has been recorded as unearned compensation--restricted stock in 1999 and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods of generally ten years and amounted to $1,060, $1,768 and $2,029 in 2001, 2000 and 1999, respectively.

A total of 2,000 restricted share units of common stock were allocated to certain employees in 1999. The market value of units allocated of $43 in 1999 is generally being charged to expense over the ten-year vesting period.

A total of 288,150 and 487,898 non-qualified stock options were granted in 2000 and 1999, respectively to officers and key employees at prices no less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. At December 1, 2001, no shares remained available for future grants or allocations from the 1992 plan.

                                                                       Exercise
   Summary of Non-qualified Stock Option Transactions        Number    Price (1)
   --------------------------------------------------       ---------  --------
   Outstanding at November 29, 1998........................   221,982   $ 7.17
   Cancelled...............................................   (20,594)   20.98
   Granted.................................................   487,898    22.08
   Exercised...............................................   (74,388)    7.17
                                                            ---------
   Outstanding at November 27, 1999........................   614,898    18.54
   Cancelled...............................................   (81,454)   23.07
   Granted.................................................   344,834    26.14
   Exercised...............................................  (150,248)    7.64
                                                            ---------
   Outstanding at December 2, 2000.........................   728,030    23.88
   Cancelled...............................................  (150,422)   21.62
   Granted.................................................   607,172    18.63
   Exercised...............................................    (5,732)   21.50
                                                            ---------
   Outstanding at December 1, 2001......................... 1,179,048   $21.48
                                                            =========
   Exercisable at December 1, 2001.........................   261,232   $23.36
   Exercisable at December 2, 2000.........................   257,166   $23.50

--------
(1) Weighted-Average

                                                                       Options
                                     Options Outstanding             Exercisable
                              -----------------------------------  ----------------
                                      Remaining Life (1) Exercise          Exercise
   Range of Exercise Prices   Shares     (in years)      Price (1) Shares  Price (1)
   ------------------------   ------- -----------------  --------  ------- --------
   $18.63 - 23.44..........   929,064        8.3          $19.74   188,678  $21.45
    27.38..................   229,984        8.0           27.38    62,554   27.38
    34.31..................    20,000        7.9           34.31    10,000   34.31

--------
(1) Weighted-Average

If compensation expense had been determined for the non-qualified stock option plans based on the fair value at the grant dates consistent with the method of SFAS No. 123, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                          2001    2000    1999
                                                         ------- ------- -------
   Net income:
     As reported........................................ $44,439 $49,163 $43,370
     Pro forma.......................................... $42,952 $48,202 $42,830
   Basic income per share:
     As reported........................................ $  1.59 $  1.77 $  1.57
     Pro forma.......................................... $  1.54 $  1.73 $  1.55
   Diluted income per share:
     As reported........................................ $  1.57 $  1.74 $  1.55
     Pro forma.......................................... $  1.52 $  1.71 $  1.53

Compensation expense for pro forma purposes is reflected over the options' vesting period.

The weighted-average fair value per option at the grant date for options granted in 2001, 2000 and 1999 was $7.66, $10.15 and $7.69, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          2001    2000    1999
                                                         ------- ------- -------
   Risk-free interest rate..............................   5.66%   6.31%   4.57%
   Expected dividend yield..............................   1.50%   1.50%   1.50%
   Expected volatility factor...........................  35.77%  30.60%  30.24%
   Expected option term................................. 7 years 7 years 7 years

Note 21--Comprehensive Income Information

   Total Comprehensive Income                         2001     2000     1999
   --------------------------                        -------  -------  -------
   Net income......................................  $44,439  $49,163  $43,370
   Foreign currency translation adjustment.........     (395) (12,034)  (1,684)
   Foreign currency translation adjustment included
    in net income..................................      --       --       136
   Minimum pension liability adjustment, net of
    tax............................................   (4,667)    (532)      23
                                                     -------  -------  -------
   Total...........................................  $39,377  $36,597  $41,845
                                                     =======  =======  =======

The following table shows ending balances of the components of accumulated other comprehensive income:

   Accumulated Other Comprehensive Income            2001      2000     1999
   --------------------------------------          --------  --------  -------
   Foreign currency translation adjustment.......  $(19,283) $(18,888) $(6,854)
   Minimum pension liability adjustment net of
    taxes of $3,182, $767 and $(15) in 2001, 2000
    and 1999, respectively.......................    (5,867)   (1,200)    (668)
                                                   --------  --------  -------
   Total accumulated other comprehensive income..  $(25,150) $(20,088) $(7,522)
                                                   ========  ========  =======

Note 22--Operating Segment Information

The Company's segment reporting reflects operating segments consistent with its method of internal reporting. Management organizes its business in five reportable operating segments. The adhesives, sealants and coatings (adhesives) business is broken down into four geographic segments: North America Adhesives, Europe Adhesives, Latin America Adhesives and Asia/Pacific Adhesives. The four geographic segments offer generally similar products and services to industries such as packaging, graphic arts, automotive, footwear, woodworking, window and nonwovens. The fifth reportable segment is the Specialty Group, which consists of five separate operating entities, namely, TEC Specialty Products, Inc. ("TEC"); Foster Products Corporation ("Foster"); Linear Products, Inc. ("Linear"); Paints Division ("Paints") and the Global Coatings Division ("Global Coatings"). These entities provide specialty chemical products for a variety of applications such as, ceramic tile installation (TEC), HVAC insulation (Foster), powder coatings applied to metal surfaces such as office furniture, appliances and lawn and garden equipment (Global Coatings), specialty hot melt adhesives for packaging applications (Linear), and liquid paint sold through retail outlets (Paints). The Paints Division operates solely in Central America. The other four entities in the Specialty Group operate primarily in North America.

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit minus operating expenses ("SG&A"). Expenses resulting from restructuring initiatives are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment sales are recorded at cost plus a minor markup for administrative costs.

The following tables summarize the financial information about the reportable operating segments for all periods presented:

                                 Trade    Inter-Segment  Operating   Depreciation/   Total       Capital
Operating Segments              Revenue      Revenue    Income(Loss) Amortization  Assets (a)  Expenditures
------------------             ---------- ------------- -----------  ------------- ----------  ------------
North America
 Adhesives..............  2001 $  557,597   $ 18,088     $ 61,333       $18,449    $  308,794    $ 7,086
                          2000    599,522     16,662       50,271        19,492       324,565      9,047
                          1999    591,603     26,466       60,174        20,398       344,220     17,403
Europe Adhesives........  2001 $  217,300   $  5,718     $    594       $ 9,616    $  199,237    $ 5,577
                          2000    232,773      3,637        9,516        10,101       209,393      8,946
                          1999    257,273      3,419       16,029        11,308       237,493     18,976
Latin America
 Adhesives..............  2001 $   73,581   $  1,178     $ (3,117)      $ 3,569    $   59,993    $ 3,064
                          2000     77,060      1,307       (1,374)        4,042        65,049      4,493
                          1999     81,073      2,411       (2,298)        3,391        69,923      4,321
Asia/Pacific Adhesives..  2001 $   96,737   $     90     $  1,155       $ 2,088    $   72,549    $ 1,645
                          2000    100,992         16        2,496         2,315        73,777      2,109
                          1999     97,896         75        1,354         1,944        80,294      2,896
Specialty Group.........  2001 $  328,844   $  1,525     $ 29,706       $ 7,986    $  213,657    $ 4,035
                          2000    353,614      1,682       41,292         7,809       217,239      5,198
                          1999    348,010      2,084       45,692         7,582       204,317      8,751
Corporate and
 Unallocated............  2001        --    $(26,599)         --        $11,129    $  111,943    $ 9,318
                          2000        --     (23,304)         --          8,406       120,338     19,251
                          1999        --     (34,455)         --          6,153        89,368      3,906
Total Company...........  2001 $1,274,059        --      $ 89,671       $52,837    $  966,173    $30,725
                          2000  1,363,961        --       102,201        52,165     1,010,361     49,044
                          1999  1,375,855        --       120,951        50,776     1,025,615     56,253

--------
(a) Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

   Reconciliation of Operating Income to Pretax
   Income                                           2001      2000      1999
   --------------------------------------------   --------  --------  --------
   Operating income............................   $ 89,671  $102,201  $120,951
   Restructuring related (charges) credits.....     (1,564)      300   (22,961)
   Interest expense............................    (21,247)  (23,814)  (26,823)
   Gain from sale of assets....................        752     4,131     6,123
   Other income (expense), net.................     (4,142)   (5,913)   (2,864)
                                                  --------  --------  --------
   Pretax income...............................   $ 63,470  $ 76,905  $ 74,426
                                                  ========  ========  ========

                                                                 Property, Plant
   Geographic Areas                                Trade Revenue  and Equipment
   ----------------                                ------------- ---------------
   North America............................. 2001  $  762,402      $242,296
                                              2000     817,855       258,230
                                              1999     801,359       258,822
   Europe.................................... 2001  $  245,271      $ 64,623
                                              2000     262,128        67,369
                                              1999     287,681        79,732
   Latin America............................. 2001  $  169,649      $ 42,853
                                              2000     182,986        45,242
                                              1999     188,919        46,735
   Asia/Pacific.............................. 2001  $   96,737      $ 21,341
                                              2000     100,992        23,848
                                              1999      97,896        27,235
   Total Company............................. 2001  $1,274,059      $371,113
                                              2000   1,363,961       394,689
                                              1999   1,375,855       412,524

Note 23--Quarterly Data (unaudited)

                          Net Revenue         Gross Profit     Operating Income
                     ---------------------- ------------------ -----------------
                        2001        2000      2001      2000    2001      2000
                     ----------  ---------- --------  -------- -------  --------
   First quarter...  $  306,934  $  323,630 $ 82,576  $ 93,122 $14,284  $ 23,805
   Second quarter..     328,507     350,174   88,212    99,726  23,612    31,917
   Third quarter...     315,712     325,977   85,923    86,047  24,752    19,013
   Fourth quarter..     322,906     364,180   88,842   100,467  25,459    27,766
                     ----------  ---------- --------  -------- -------  --------
   Total year......  $1,274,059  $1,363,961 $345,553  $379,362 $88,107  $102,501
                     ==========  ========== ========  ======== =======  ========
                                                                 Diluted Net
                                            Basic Net Income        Income
                          Net Revenue           Per Share         Per Share
                     ---------------------- ------------------ -----------------
                        2001        2000      2001      2000    2001      2000
                     ----------  ---------- --------  -------- -------  --------
   First quarter...  $    5,049* $    9,730 $   0.18* $   0.35 $  0.18* $   0.34
   Second quarter..      11,861      17,772     0.42      0.64    0.42      0.63
   Third quarter...      14,587       7,394     0.52      0.27    0.51      0.26
   Fourth quarter..      12,942      14,267     0.46      0.51    0.46      0.51
                     ----------  ----------
   Total year......  $   44,439* $   49,163 $   1.59* $   1.77 $  1.57* $   1.74
                     ==========  ==========

--------
*  Includes an accounting change of $501 charge or $0.02 loss per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Election of Directors" (excluding the sections entitled "Compensation of Directors" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement (the "2002 Proxy Statement") are incorporated by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated by reference.

Item 11. Executive Compensation

The section under the heading "Executive Compensation" (excluding the section entitled "Compensation Committee Report on Executive Compensation") contained in the 2002 Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 2002 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The section entitled "Executive Stock Purchase Loan Program" contained in the 2002 Proxy Statement is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

    Documents filed as part of this report:

    Statement of Consolidated Income for the years ended December 1, 2001, December 2, 2000 and November 27, 1999

    Consolidated Balance Sheet as of December 1, 2001, December 2, 2000

    Consolidated Statement of Stockholders' Equity for the years ended December 1, 2001, December 2, 2000 and November 27, 1999

    Consolidated Statement of Cash Flows for the years ended December 1, 2001, December 2, 2000 and November 27, 1999

    Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

    All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   3. Exhibits

     Item                                       Incorporation by Reference
     ----                                       --------------------------
3.1  Restated Articles of Incorporation of H.B. Exhibit 3(a) to the Report on Form 10-
     Fuller Company, October 30, 1998           K405 for the year ended November 28,
                                                1998.
3.2  Articles of Amendment of Articles of
     Incorporation of H.B. Fuller Company,
     October 27, 2001
3.3  By-Laws of H.B. Fuller Company as amended  Exhibit 3(b) to the Report on Form 10-Q
     through July 14, 1999                      for the quarter ended August 28, 1999.
4.1  Rights Agreement, dated as of July 18,     Exhibit 4 to the Form 8A, dated July
     1996, between H.B. Fuller Company and      24, 1996.
     Wells Fargo Bank Minnesota, National
     Association, as Rights Agent, which
     includes as an exhibit the form of Right
     Certificate
4.2  Amendment to Rights Agreement, dated as of Exhibit 1 to the Form 8-A / A-1, dated
     January 23, 2001, between H.B. Fuller      February 2, 2001.
     Company and Wells Fargo Bank Minnesota,
     National Association, as Rights Agent
4.4  Stock Exchange Agreement, dated July 18,   Exhibit 10 to the Form 8-K, dated July
     1996, between H.B. Fuller Company and      24, 1996.
     Elmer L. Andersen, including Designations
     for Series B Preferred Stock
4.5  Agreement dated as of June 2, 1998 between Exhibit 4(a) to the Report on Form 10-Q
     H.B. Fuller Company and a group of         for the quarter ended August 29, 1998.
     investors, primarily insurance companies,
     including the form of Notes

        Item                                       Incorporation by Reference
        ----                                       --------------------------
4.6     H.B. Fuller Company Executive Stock        Exhibit 4.7 to the Registration
        Purchase Loan Program                      Statement on Form S-8 (Commission File
                                                   No. 333-44496) filed August 25, 2000
                                                   and the Registration Statement on Form
                                                   S-8 (Commission File No. 333-48418)
                                                   filed October 23, 2000.
*10.1   H.B. Fuller Company 1992 Stock Incentive   Exhibit 10(a) to the Report on Form 10-
        Plan                                       K for the year ended November 30, 1992.
*10.2   H.B. Fuller Company Restricted Stock Plan  Exhibit 10(c) to the Report on Form 10-
                                                   K for the year ended November 30, 1993.
*10.3   H.B. Fuller Company Restricted Stock Unit  Exhibit 10(d) to the Report on Form 10-
        Plan                                       K for the year ended November 30, 1993.
*10.4   H.B. Fuller Company Directors' Deferred
        Compensation Plan as Amended December 1,
        2001
*10.5   H.B. Fuller Company 2000 Stock Incentive   Registration Statement on Form S-8
        Plan                                       (Commission File No. 333-48420) filed
                                                   August 25, 2000.
*10.6   H.B. Fuller Company 1998 Directors' Stock  Exhibit 10(c) to the Report on Form 10-
        Incentive Plan                             Q for the quarter ended May 30, 1998.
*10.7   H.B. Fuller Company Supplemental Executive Exhibit 10(j) to the Report on Form 10-
        Retirement Plan--1998 Revision             K405 for the year ended November 28,
                                                   1998.
*10.8   First Amendment to H.B. Fuller Company     Exhibit 10(x) to the Report on Form 10-
        Supplemental Executive Retirement Plan     K405 for the year ended November 28,
        dated November 4, 1998                     1998.
*10.9   H.B. Fuller Company Executive Benefit      Exhibit 10(k) to the Report on Form 10-
        Trust dated October 25, 1993 between H.B.  K for the year ended November 29, 1997.
        Fuller Company and First Trust National
        Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan
*10.10  Amendments to H.B. Fuller Company          Exhibit 10(k) to the Report on Form 10-
        Executive Benefit Trust, dated October 1,  K405 for the year ended November 28,
        1997 and March 2, 1998, between H.B.       1998.
        Fuller Company and First Trust National
        Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan
*10.11  H.B. Fuller Company Directors Benefit      Exhibit 10(w) to the Report on Form 10-
        Trust, dated February 10, 1999, between    K for the year ended November 27, 1999.
        H.B. Fuller Company and U.S. Bank National
        Association, as Trustee, relating to the
        Retirement Plan for Directors
*10.12  H.B. Fuller Company Key Employee Deferred  Exhibit 4.1 to the Registration
        Compensation Plan                          Statement on Form S-8 (Commission File
                                                   No. 333-89453) filed October 21, 1999.

        Item                                       Incorporation by Reference
        ----                                       --------------------------
*10.13  First Declaration of Amendment to the      Exhibit 10(v) to the Report on Form 10-
        Retirement Plan for Directors of H.B.      K for the year ended November 27, 1999.
        Fuller Company dated February 10, 1999
*10.14  Performance Unit Plan                      Exhibit 10(a) to the Report on Form 10-
                                                   Q for the quarter ended February 27,
                                                   1999.
*10.15  Form of Employment Agreement signed by     Exhibit 10(e) to the Report on Form 10-
        executive officers                         K for the year ended November 30, 1990.
*10.16  Employment Agreement, dated April 16,      Exhibit 10(a) to the Report on Form 10-
        1998, between H.B. Fuller Company and      Q for the quarter ended May 30, 1998.
        Albert Stroucken
*10.17  Restricted Stock Award Agreement, dated    Exhibit 10(d) to the Report on Form 10-
        April 23, 1998, between H.B. Fuller        Q for the quarter ended May 30, 1998.
        Company and Lee R. Mitau
*10.18  Managing Director Agreement with Peter     Exhibit 10(p) to the Report on Form 10-
        Koxholt signed October 15, 1998            K for the year ended November 27, 1999.
*10.19  International Service Agreement with Peter Exhibit 10(a) to the Report on Form 10-
        Koxholt dated May 1, 2001                  Q for the quarter ended June 2, 2001.
*10.20  Letter to Peter Koxholt dated May 1, 2001  Exhibit 10(b) to the Report on Form 10-
                                                   Q for the quarter ended June 2, 2001.
*10.21  Form of Change in Control Agreement dated  Exhibit 10(y) to the Report on Form 10-
        April 8, 1998 between H.B. Fuller Company  K405 for the year ended November 28, and each of its executive officers, other  1998.
        than Peter Koxholt and Albert Stroucken
*10.22  Change in Control Agreement dated October  Exhibit 10(q) to the Report on Form 10-
        15, 1998 between H.B. Fuller Company and   K for the year ended November 27, 1999.
        Peter Koxholt
*10.23  Employment Agreement dated May 6, 1999     Exhibit 10(a) to the Report on Form 10-
        between H.B. Fuller Company and Raymond A. Q for the quarter ended August 28,
        Tucker                                     1999.
21      List of Subsidiaries
23      Consent of PricewaterhouseCoopers LLP
24      Powers of Attorney

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b) Reports on Form 8-K

  One report on Form 8-K was filed during the quarter ended December 1, 2001 reporting the Company's financial results for the third quarter of 2001.

(c) See Exhibit Index and Exhibits attached to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          H.B. FULLER COMPANY

                                            /s/ Albert P.L. Stroucken
Dated: March 1, 2002                      By___________________________________
                                            ALBERT P.L. STROUCKEN Chairman of
                                            the Board, President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                   Title


/s/ Albert P.L. Stroucken                 Chairman of the Board, President and
_____________________________________     Chief Executive Officer and Director
ALBERT P.L. STROUCKEN                     (Principal Executive Officer)


/s/ Raymond A. Tucker                     Senior Vice President, and Chief
_____________________________________     Financial Officer (Principal
RAYMOND A. TUCKER                         Financial Officer)


/s/ James C. McCreary, Jr.                Vice President and Controller
_____________________________________     (Principal Accounting Officer)
JAMES C. MCCREARY, JR.


                                          * Edward L. Bronstien, Jr.
* Norbert R. Berg                         _____________________________________
_____________________________________     EDWARD L. BRONSTIEN JR., Director
NORBERT R. BERG, Director


                                          * Gail D. Fosler
* Freeman A. Ford                         _____________________________________
_____________________________________     GAIL D. FOSLER, Director
FREEMAN A. FORD, Director


                                          * Knut Kleedehn
* Reatha Clark King                       _____________________________________
_____________________________________     KNUT KLEEDEHN, Director,
REATHA CLARK KING, Director


                                          * John J. Mauriel, Jr.
* J. Michael Losh                         _____________________________________
_____________________________________     JOHN J. MAURIEL, JR., Director
J. MICHAEL LOSH, Director


                                          * R. William Van Sant
* Lee R. Mitau                            _____________________________________
_____________________________________     R. WILLIAM VAN SANT, Director
LEE MITAU, Director

  /s/ Richard C. Baker                    Dated: March 1, 2002
*By__________________________________

RICHARD C. BAKER Attorney in Fact

                                 EXHIBIT INDEX

       Item                                       Incorporation by Reference
       ----                                       --------------------------
3.1    Restated Articles of Incorporation of H.B. Exhibit 3(a) to the Report on Form 10-
       Fuller Company, October 30, 1998           K405 for the year ended November 28,
                                                  1998.
3.2    Articles of Amendment of Articles of
       Incorporation of H.B. Fuller Company,
       October 27, 2001
3.3    By-Laws of H.B. Fuller Company as amended  Exhibit 3(b) to the Report on Form 10-Q
       through July 14, 1999                      for the quarter ended August 28, 1999.
4.1    Rights Agreement, dated as of July 18,     Exhibit 4 to the Form 8A, dated July
       1996, between H.B. Fuller Company and      24, 1996.
       Wells Fargo Bank Minnesota, National
       Association, as Rights Agent, which
       includes as an exhibit the form of Right
       Certificate
4.2    Amendment to Rights Agreement, dated as of Exhibit 1 to the Form 8-A / A-1, dated
       January 23, 2001, between H.B. Fuller      February 2, 2001.
       Company and Wells Fargo Bank Minnesota,
       National Association, as Rights Agent
4.4    Stock Exchange Agreement, dated July 18,   Exhibit 10 to the Form 8-K, dated July
       1996, between H.B. Fuller Company and      24, 1996.
       Elmer L. Andersen, including Designations
       for Series B Preferred Stock
4.5    Agreement dated as of June 2, 1998 between Exhibit 4(a) to the Report on Form 10-Q
       H.B. Fuller Company and a group of         for the quarter ended August 29, 1998.
       investors, primarily insurance companies,
       including the form of Notes
4.6    H.B. Fuller Company Executive Stock        Exhibit 4.7 to the Registration
       Purchase Loan Program                      Statement on Form S-8 (Commission File
                                                  No. 333-44496) filed August 25, 2000
                                                  and the Registration Statement on Form
                                                  S-8 (Commission File No. 333-48418)
                                                  filed October 23, 2000.
*10.1  H.B. Fuller Company 1992 Stock Incentive   Exhibit 10(a) to the Report on Form 10-
       Plan                                       K for the year ended November 30, 1992.
*10.2  H.B. Fuller Company Restricted Stock Plan  Exhibit 10(c) to the Report on Form 10-
                                                  K for the year ended November 30, 1993.
*10.3  H.B. Fuller Company Restricted Stock Unit  Exhibit 10(d) to the Report on Form 10-
       Plan                                       K for the year ended November 30, 1993.
*10.4  H.B. Fuller Company Directors' Deferred
       Compensation Plan as Amended December 1,
       2001
*10.5  H.B. Fuller Company 2000 Stock Incentive   Registration Statement on Form S-8
       Plan                                       (Commission File No. 333-48420) filed
                                                  August 25, 2000.
*10.6  H.B. Fuller Company 1998 Directors' Stock  Exhibit 10(c) to the Report on Form 10-
       Incentive Plan                             Q for the quarter ended May 30, 1998.
*10.7  H.B. Fuller Company Supplemental Executive Exhibit 10(j) to the Report on Form 10-
       Retirement Plan--1998 Revision             K405 for the year ended November 28,
                                                  1998.

        Item                                       Incorporation by Reference
        ----                                       --------------------------
*10.8   First Amendment to H.B. Fuller Company     Exhibit 10(x) to the Report on Form 10-
        Supplemental Executive Retirement Plan     K405 for the year ended November 28,
        dated November 4, 1998                     1998.
*10.9   H.B. Fuller Company Executive Benefit      Exhibit 10(k) to the Report on Form 10-
        Trust dated October 25, 1993 between H.B.  K for the year ended November 29, 1997.
        Fuller Company and First Trust National
        Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan
*10.10  Amendments to H.B. Fuller Company          Exhibit 10(k) to the Report on Form 10-
        Executive Benefit Trust, dated October 1,  K405 for the year ended November 28,
        1997 and March 2, 1998, between H.B.       1998.
        Fuller Company and First Trust National
        Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan
*10.11  H.B. Fuller Company Directors Benefit      Exhibit 10(w) to the Report on Form 10-
        Trust, dated February 10, 1999, between    K for the year ended November 27, 1999.
        H.B. Fuller Company and U.S. Bank National
        Association, as Trustee, relating to the
        Retirement Plan for Directors
*10.12  H.B. Fuller Company Key Employee Deferred  Exhibit 4.1 to the Registration
        Compensation Plan                          Statement on Form S-8 (Commission File
                                                   No. 333-89453) filed October 21, 1999.
*10.13  First Declaration of Amendment to the      Exhibit 10(v) to the Report on Form 10-
        Retirement Plan for Directors of H.B.      K for the year ended November 27, 1999.
        Fuller Company dated February 10, 1999
*10.14  Performance Unit Plan                      Exhibit 10(a) to the Report on Form 10-
                                                   Q for the quarter ended February 27,
                                                   1999.
*10.15  Form of Employment Agreement signed by     Exhibit 10(e) to the Report on Form 10-
        executive officers                         K for the year ended November 30, 1990.
*10.16  Employment Agreement, dated April 16,      Exhibit 10(a) to the Report on Form 10-
        1998, between H.B. Fuller Company and      Q for the quarter ended May 30, 1998.
        Albert Stroucken
*10.17  Restricted Stock Award Agreement, dated    Exhibit 10(d) to the Report on Form 10-
        April 23, 1998, between H.B. Fuller        Q for the quarter ended May 30, 1998.
        Company and Lee R. Mitau
*10.18  Managing Director Agreement with Peter     Exhibit 10(p) to the Report on Form 10-
        Koxholt signed October 15, 1998            K for the year ended November 27, 1999.
*10.19  International Service Agreement with Peter Exhibit 10(a) to the Report on Form 10-
        Koxholt dated May 1, 2001                  Q for the quarter ended June 2, 2001.
*10.20  Letter to Peter Koxholt dated May 1, 2001  Exhibit 10(b) to the Report on Form 10-
                                                   Q for the quarter ended June 2, 2001.
*10.21  Form of Change in Control Agreement dated  Exhibit 10(y) to the Report on Form 10-
        April 8, 1998 between H.B. Fuller Company  K405 for the year ended November 28, and each of its executive officers, other  1998.
        than Peter Koxholt and Albert Stroucken

        Item                                       Incorporation by Reference
        ----                                       --------------------------
*10.22  Change in Control Agreement dated October  Exhibit 10(q) to the Report on Form 10-
        15, 1998 between H.B. Fuller Company and   K for the year ended November 27, 1999.
        Peter Koxholt
*10.23  Employment Agreement dated May 6, 1999     Exhibit 10(a) to the Report on Form 10-
        between H.B. Fuller Company and Raymond A. Q for the quarter ended August 28,
        Tucker                                     1999.
21      List of Subsidiaries
23      Consent of PricewaterhouseCoopers LLP
24      Powers of Attorney

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.