Form 10-Q
period 2002-03-02
FULLER H B CO
filed 2002-04-16
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended March 2, 2002
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                            ----------   ----------
                           Commission File No. 001-09225

                               H.B. FULLER COMPANY
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-0268370
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation ororganization)                         (Identification No.)

1200 Willow Lake Boulevard, Vadnais Heights, Minnesota      55110-5101
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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,314,400 as of March 31, 2002.

PART 1 FINANCIAL INFORMATION
----------------------------

Item 1.  Financial Statements
-----------------------------

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Consolidated Statements Of Income
                    (In thousands, except per share amounts)

                                                                       (Unaudited)
                                                                  Thirteen Weeks Ended
                                                            -------------------------------
                                                             March 2, 2002   March 3, 2001
                                                            -------------------------------
Net revenue ...............................................     $ 293,240       $ 306,934
Cost of sales .............................................      (218,062)       (224,359)
                                                            -------------------------------
Gross profit ..............................................        75,178          82,575
Selling, administrative and other expenses ................       (68,832)        (68,291)
Interest expense ..........................................        (4,716)         (5,663)
Other income (expense), net ...............................          (626)           (521)
                                                            -------------------------------
Income before income taxes, minority interests, equity
  investments and accounting change .......................         1,004           8,100
Income taxes ..............................................          (442)         (2,997)
Minority interests in consolidated income .................          (279)            (15)
Income from equity investments ............................           383             462
                                                            -------------------------------
Income before cumulative effect of accounting change ......           666           5,550
Cumulative effect of accounting change ....................             -            (501)
                                                            -------------------------------
Net income ................................................     $     666       $   5,049
                                                            ===============================

Basic income per common share:
Income before accounting change ...........................     $    0.02           $0.20
Accounting change .........................................             -           (0.02)
                                                            -------------------------------
Net income ................................................     $    0.02       $    0.18
                                                            ===============================

Diluted income per common share:
Income before accounting change ...........................     $    0.02       $    0.20
Accounting change .........................................             -           (0.02)
                                                            -------------------------------
Net income ................................................     $    0.02       $    0.18
                                                            ===============================

Weighted-average common shares outstanding:
Basic .....................................................        28,006          27,932
Diluted ...................................................        28,437          28,252

Dividends per share .......................................     $   0.108       $   0.104

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                                (Unaudited)
                                                                                  March 2,           December 1,
                                                                                   2002                 2001
                                                                              ------------------ ------------------
Assets
Current Assets:
  Cash and cash equivalents                                                        $  5,498           $ 11,454
  Trade receivables                                                                 213,563            219,711
  Allowance for Doubtful Accounts                                                    (8,017)            (8,121)
  Inventories                                                                       144,593            141,210
  Other current assets                                                               48,879             39,619
                                                                              ------------------ ------------------
Total current assets                                                                404,516            403,873

Net property, plant and equipment                                                   358,714            371,113
Other assets                                                                        109,360            107,432
Goodwill                                                                             61,813             62,037
Other intangibles, net                                                               21,077             21,718
                                                                              ------------------ ------------------
Total assets                                                                       $955,480           $966,173
                                                                              ================== ==================

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable                                                                    $ 27,090           $ 27,601
  Current installments of long-term debt                                              2,203              3,479
  Trade payables                                                                    107,844            114,155
  Accrued payroll and employee benefits                                              28,773             30,659
  Other accrued expenses                                                             32,025             19,714
  Income taxes payable                                                                7,481              8,555
                                                                              ------------------ ------------------
Total current liabilities                                                           205,416            204,163

Long-term debt, excluding current installments                                      196,774            203,001
Accrued pensions                                                                     63,157             66,012
Other liabilities                                                                    38,587             39,413

Minority interests in consolidated subsidiaries                                      19,841             19,558

Commitments and contingencies

Stockholders' Equity:
 Series A preferred stock, par value $6.67 per share                                    306                306
 Common stock, par value $1.00 per share                                             28,298             28,281
  Shares outstanding March 2, 2002 were 28,297,846
  and December 1, 2001 were 28,280,896
 Additional paid-in capital                                                          38,294             37,830
 Retained earnings                                                                  393,669            396,048
 Accumulated other comprehensive loss                                               (26,012)           (25,150)
 Unearned compensation - restricted stock                                            (2,850)            (3,289)
                                                                              ------------------ ------------------
Total stockholders' equity                                                          431,705            434,026
                                                                              ------------------ ------------------
Total liabilities and stockholders' equity                                         $955,480           $966,173
                                                                              ================== ==================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                         (Unaudited)
                                                                    Thirteen Weeks Ended
                                                                  ------------------------
                                                                   March 2,      March 3,
                                                                     2002          2001
                                                                  ------------------------
Cash flows from operating activities:
  Net income                                                      $    666       $  5,049
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                     14,283         12,969
  Change in assets and liabilities:
      Accounts receivables, net                                     (2,025)        13,557
      Inventories                                                   (4,335)        (6,750)
      Other assets                                                  (6,196)        (2,019)
      Trade payables                                                (1,631)        (9,836)
      Accrued payroll and employee benefits and
         other accrued expenses                                      1,510         (7,974)
      Restructuring Liability                                        4,988           (389)
      Income taxes payable                                            (154)         1,528
      Accrued pensions                                              (1,213)        (3,506)
      Other liabilities                                              1,623           (803)
  Other                                                                217          1,073
                                                                  ------------------------
      Net cash provided by operating activities                      7,733          2,899

Cash flows from investing activities:

  Purchased property, plant and equipment                           (4,367)        (8,004)
  Proceeds from sale of property, plant and equipment                  744             51
                                                                  ------------------------
      Net cash used in investing activities                         (3,623)        (7,953)

Cash flows from financing activities:

  Proceeds from long-term debt                                      21,578         10,100
  Repayment of long-term debt                                      (27,152)       (10,996)
  Proceeds (payments) from/on notes payable                         (1,612)         5,947
  Dividends paid                                                    (3,045)        (2,969)
  Other                                                                317           (155)
                                                                  ------------------------
      Net cash (used in) provided by financing activities           (9,914)         1,927

Effect of exchange rate changes                                       (152)            84
                                                                  ------------------------

      Net change in cash and cash equivalents                       (5,956)        (3,043)
Cash and cash equivalents at beginning of period                    11,454         10,489
                                                                  ------------------------
Cash and cash equivalents at end of period                        $  5,498       $  7,446
                                                                  ========================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Amounts in thousands)

1. Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 1, 2001 as filed with the Securities and Exchange Commission.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                            March 2,   March 3,
                                                              2002       2001
                                                           --------------------
     Net income                                            $    666    $  5,049
     Dividends on preferred shares                               (4)         (4)
                                                           --------------------
     Income attributable to common shares                  $    662    $  5,045
                                                           ====================

     Weighted-average common shares - basic                  28,006      27,933
     Equivalent shares from stock compensation plans            431         319
                                                           --------------------
     Weighted-average common shares - diluted                28,437      28,252
                                                           ====================

     The computations of diluted income per common share do not include 13 and 48 stock options with exercise prices greater than the average market price of the common shares for the first quarter of 2002 and 2001, respectively, as the results would have been anti-dilutive.

3. Comprehensive Income: The components of total comprehensive income follows:


                                                           Thirteen Weeks Ended
                                                           --------------------
                                                            March 2,   March 3,
                                                              2002       2001
                                                           --------------------
     Net income                                            $    666     $ 5,049
     Other comprehensive income (loss)
        Foreign currency translation, net                      (862)      3,009
                                                           --------------------
           Total comprehensive income (loss)               $   (196)    $ 8,058
                                                           ====================

4.   Inventories:  The composition of inventories follows:


                                                          March 2,   December 1,
                                                            2002        2001
                                                          ----------------------
     Raw materials                                        $ 57,758    $  57,226
     Finished goods                                         97,693       95,149
     LIFO reserve                                          (10,858)     (11,165)
                                                          ----------------------
                                                          $144,593    $ 141,210
                                                          ======================

5. Restructuring and Other Related Costs: During the first quarter of 2002, the Company recorded pretax charges of $7,675 ($4,929 after tax) in the income statement in connection with its restructuring plan that was announced on January 15, 2002. The plan, which was contemplated in 2001, but approved and implemented throughout 2002, calls for the elimination of approximately 20 percent of the Company's current manufacturing capacity. The Company is streamlining facilities and operations in Latin America, Europe and North America. By reducing capacity and eliminating other cost structures management estimates that upon completion, costs will be reduced $10 to $12 million annually. Implementation of the plan will result in the elimination of approximately 250 positions, primarily in manufacturing, of which approximately 200 have been reflected in the first quarter severance charge.

     In connection with the 2002 restructuring initiative, the Company expects to record pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001. These charges will include employee severance and other separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan are expected to be $20 to $25 million. The charges will be incurred throughout the 2002 fiscal year. The following table summarizes the restructuring charges and the related restructuring liability:

                                                  Employee Severance      Accelerated
(Dollars in thousands)                               and Benefits        Depreciation      Other     Total
                                                  ----------------------------------------------------------
   Balance at December 2, 2001                          $   349            $       -     $   176    $   525
   2002 charges
          First quarter                                   4,784                1,637       1,254      7,675

   Non-cash                                                (279)              (1,637)          -     (1,916)

   Cash payments                                           (161)                            (161)      (322)
                                                  ------------------                    --------------------
   Total liability at March 2, 2002                       4,693                            1,269       5,962
   Long-term portion of liability                             -                             (490)       (490)
                                                  ------------------                    --------------------
   Current liability at March 2, 2002                   $ 4,693                          $   779    $  5,472
                                                  ==================                    ====================

The total charges of $7,675 were recorded in the income statement as: $6,254 in costs of sales and $1,421 in selling, administrative and other expenses (SG&A). The $6,254 in cost of sales consisted of $3,444 of employee severance and benefits, $1,628 of accelerated depreciation, $1,178 of adverse lease termination costs and $4 of other related costs. The $1,421 in SG&A expenses consisted of $1,340 of employee severance and benefits, $9 of accelerated depreciation and $72 of other related costs. Non-cash amounts attributed to employee severance and benefits is related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

6. Derivatives: Derivatives consisted primarily of forward currency contracts (primarily to receive euros) used to manage foreign currency denominated liabilities. Because contracts outstanding were not designated as hedges, the gains and losses are recognized in the income statement of the same period as the remeasurement of the related foreign currency denominated liabilities.

    Notional amounts outstanding at March 2, 2002 were $117,266, however, notional amounts are not a measure of the Company's exposure. As of March 2, 2002, the Company had forward contracts maturing between March 6, 2002 and August 15, 2002. In the opinion of management, the impact of recording the changes in market value during the quarter were not material.

7. Operating Segments: Effective for the first quarter of 2002, the Company's new internal management structure has caused a change in its segment reporting. The change has resulted in the reporting of two operating segments: Global Adhesives and Full-Valu/Specialty. The global adhesives operating segment is comprised of the Company's industrial adhesives and automotive adhesives product lines. Markets served in the global adhesives operating segment include packaging, graphic arts, nonwoven, assembly (woodworking, appliances, etc.), converting, automotive and footwear. These product lines and markets were previously reported on a geographic segment basis.

    The Full-Valu/Specialty operating segment represents the Company's specialty product lines including TEC, Foster, Global Coatings, liquid paints and other product lines that constitute "Full-Valu".

                                              Trade     Inter-Segment  Operating
    Thirteen Weeks Ended March 2, 2002       Revenue       Revenue       Income
    ----------------------------------      ------------------------------------
    Global Adhesives                        $ 200,939      $ 1,498      $ 9,323
    Full-Valu/Specialty                        92,301          188        4,698
    Corporate and Unallocated                       -       (1,686)           -
                                            ------------------------------------
    Total                                   $ 293,240               -   $14,021
                                            ====================================
                                              Trade     Inter-Segment  Operating
   Thirteen Weeks Ended March 3, 2001        Revenue       Revenue       Income
   ----------------------------------       ------------------------------------
    Global Adhesives                        $ 210,415      $ 1,975      $ 8,339
    Full-Valu/Specialty                        96,519          272        5,945
    Corporate and Unallocated                       -       (2,247)           -
                                            ------------------------------------
    Total                                   $ 306,934            -      $14,284
                                            ====================================

    Reconciliation of Operating Income to Income before Income Taxes:

                                                      Thirteen Weeks Ended
                                                 -----------------------------
                                                 March 2, 2002   March 3, 2001
                                                 -------------   -------------
    Operating income                                 $ 14,021          $14,284
    Restructuring and other related costs              (7,675)               -
    Interest expense                                   (4,716)          (5,663)
    Other income/(expense), net                          (626)            (521)
                                                 -----------------------------
    Income before income taxes                       $  1,004          $ 8,100
                                                 =============================

8. Adopted Accounting Standards: In June 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. Effective December 2, 2002, the Company early adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life. Therefore, the Company did not incur any goodwill amortization expense during the first quarter of 2002. Goodwill amortization expense recorded in the first quarter of 2001 was $1,027, which had a negative impact of $0.02 per diluted share. Based on the Company's preliminary assessment of any potential impairment associated with the adoption of FAS No. 142, management does not expect to record any impairment charges.

9. Recently Issued Accounting Standard: In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt this standard for its fiscal year beginning December 1, 2002. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Net sales in the first quarter of 2002 of $293.2 million were $13.7 million or
4.5 percent less than the net sales of $306.9 million reported in the first quarter of 2001. The sales performance continued to be affected by the overall weakness in the global economy as evidenced by the sales volume decrease of 2.7 percent as compared to the first quarter of 2001. Weakness of foreign currencies, primarily the euro, Australian dollar and Japanese yen, versus the U.S. dollar resulted in a 1.4 percent sales decrease in the first quarter of 2002. Average selling prices decreased 0.4 percent in the quarter as compared to the same period last year.

Net sales in the Global Adhesives operating segment of $200.9 million decreased
4.5 percent from the $210.4 million posted in the first quarter of 2001. Sales volume was down 3.0 percent from a year ago and weaker foreign currencies had a negative 1.8 percent impact on first quarter net sales. Average selling prices showed a slight increase over last year of 0.3 percent. One bright spot in the Global Adhesives segment was the automotive market, which reported a 13.5 percent increase in first quarter sales as compared to last year. This was primarily due to an increase in vehicle production in North America of approximately 6 percent on a year-over-year basis. The nonwoven market was another area of strength in the first quarter with a 5.5 percent sales increase over the first quarter of 2001. Two markets that continue to be impacted by the overall slowdown in economic activity are assembly (appliances, woodworking, etc.) and converting. Both of these markets reported sales decreases in the first quarter of 10.3 percent as compared to the first quarter of 2001.

Net sales in the Full-Valu/Specialty operating segment of $92.3 million were $4.2 million or 4.4 percent less than the first quarter of 2001. Sales volume decreased 1.9 percent, currency effects were a negative 0.5 percent and average selling prices decreased 2.0 percent. The decrease in selling prices was attributed primarily to the liquid paints market in Central America, which has seen a high level of price competition as a reaction to the slowdown in overall economic activity. The powder coatings market, which also has a high correlation to the strength of the economy, reported a first quarter sales decrease of 13.7 percent as compared to the first quarter of 2001.

The first quarter income statement includes pretax charges of $7.7 million related to the Company's restructuring plan announced on January 15, 2002. The plan calls for streamlining operations including the elimination of approximately 20 percent of current manufacturing capacity. Approximately 250 positions, primarily in manufacturing, will be eliminated in Europe, Latin America and North America, of which approximately 200 have been reflected in the first quarter severance charge. Pretax charges related to the plan are expected to be $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001. These charges will include employee severance and other separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan are expected to be $20 to $25 million. The charges will be incurred throughout the 2002 fiscal year. By reducing the installed capacity and removing other cost structures, management estimates that upon completion, costs will be reduced approximately $10 to $12 million annually.

The first quarter charges were recorded in the income statement as follows: $6.3 million in cost of sales and $1.4 million in selling, administrative and other expenses. In addition, a credit of $0.15 million was recorded in minority interests. The total impact of the restructuring plan on the first quarter net income was a negative $4.9 million or approximately $0.18 per diluted share.

The following table summarizes the restructuring charges and the related restructuring liability:


                                                    Employee Severance     Accelerated
(Dollars in thousands)                                 and Benefits       Depreciation     Other        Total
                                                    ----------------------------------------------------------
Balance at December 2, 2001                               $   349            $     -      $   176     $    525
2002 charges
       First quarter                                        4,784              1,637        1,254        7,675

Non-cash                                                     (279)            (1,637)           -       (1,916)

Cash payments                                                (161)                           (161)        (322)
                                                    -----------------                     --------------------
Total liability at March 2, 2002                            4,693                           1,269        5,962
Long-term portion of liability                                  -                            (490)        (490)
                                                    -----------------                     --------------------
Current liability at March 2, 2002                         $4,693                         $   779     $  5,472
                                                    =================                     ====================

Of the $7,675 of first quarter charges, $6,254 was recorded in cost of sales and consisted of $3,444 of employee severance and benefits, $1,628 of accelerated depreciation, $1,178 of adverse lease termination costs and $4 of other related costs. The remaining $1,421 was recorded in SG&A expenses and consisted of $1,340 of employee severance and benefits, $9 of accelerated depreciation and $72 of other related costs. Non-cash amounts attributed to employee severance and benefits is related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

Following is Supplemental Unaudited Consolidated Statement of Income information.

                                                               13 Weeks Ended - March 2, 2002
                                                               ------------------------------
(Dollars in thousands, except per share amounts)                   Restructuring and     Excluding     13 Weeks Ended
                                                     As Reported    Related Costs     Restructuring    March 3, 2001
                                                     -----------  -----------------   -------------   --------------
Net sales                                             $ 293,240        $       -       $ 293,240         $ 306,934
Cost of sales                                          (218,062)          (6,254)       (211,808)         (224,359)
                                                     ---------------------------------------------------------------
Gross profit                                             75,178           (6,254)         81,432            82,575
Selling, administrative and other expenses              (68,832)          (1,421)        (67,411)          (68,291)
Interest expense                                         (4,716)               -          (4,716)           (5,663)
Other income/(expense), net                                (626)               -            (626)             (521)
                                                     ---------------------------------------------------------------
Income before tax and minority interests                  1,004           (7,675)          8,679             8,100
Income taxes                                               (442)           2,596          (3,038)           (2,997)
Minority interests                                         (279)             150            (429)              (15)
Income from equity investments                              383                -             383               462
                                                     ---------------------------------------------------------------
Income before cumulative effect of
   accounting change                                        666           (4,929)          5,595             5,550
Cumulative effect of accounting change                        -                -               -              (501)
                                                     ---------------------------------------------------------------
Net income                                            $     666        $  (4,929)      $   5,595         $   5,049
                                                     ===============================================================

Income per diluted share:
Before cumulative effect of
   accounting change                                  $    0.02        $   (0.18)      $    0.20         $    0.20
Cumulative effect of accounting change                        -                -               -             (0.02)
                                                     ---------------------------------------------------------------
Net Income                                            $    0.02        $   (0.18)      $    0.20         $    0.18
                                                     ===============================================================

The following discussion excludes the impact of the restructuring plan on the first quarter results.

The consolidated gross profit margin in the first quarter of 2002 of 27.8 percent was 0.9 percentage points higher than the first quarter of 2001. Favorable raw material prices as compared to last year were the main reason for the margin improvement.

     Selling, administrative and other expenses (SG&A) of $67.4 million in the first quarter of 2002 were 1.3 percent less than the $68.3 million of SG&A expenses recorded in the first quarter of 2001. Included in the 2002 expenses as compared to 2001 is a decrease of approximately $2.3 million in U.S. pension and other postretirement income. The $2.3 million represents 75 percent of the total decrease in U.S. pension and other postretirement income of nearly $3.0 million. The remaining decrease of $0.7 million was included in cost of sales. SG&A expenses were reduced from last year because of tight spending controls and a reduction in employee census. The total Company census at March 2, 2002 was 4,845 as compared to 4,994 at March 3, 2001. Of the reduction of 149 employees, 77 were included in SG&A and 72 were included in cost of sales. As a percent of sales, SG&A expenses were
23.0 percent in 2002 as compared to 22.2 percent in 2001.

Interest expense of $4.7 million was $0.9 million less than last year. Lower average debt levels, combined with lower interest rates, resulted in the lower interest expense.

Other income/expense, net was an expense of $0.6 million as compared to an expense of $0.5 million in the first quarter of 2001. Included in the other expenses was an increase in foreign currency losses of nearly $1.0 million. Approximately $0.7 million of the increase in foreign currency losses was due to currency devaluations in Argentina. Offsetting the impact from foreign currency was the elimination of the amortization of goodwill resulting from the adoption of the Financial Accounting Standards Board's Statement of Financial
Accounting Standard No. 142, "Goodwill and Other Intangible Assets". The standard eliminated the systematic amortization of goodwill. In the first quarter of 2001 the Company recorded goodwill amortization expense of approximately $1.0 million.

The income tax rate in the first quarter of 2002 was 35 percent. This compares to a rate of 37 percent in the first quarter of 2001. The rate for the total year 2001 was 35 percent.

Net income before the cumulative effect of accounting change related to revenue recognition was $5.6 million, or $0.20 per diluted share, in the first quarter of both 2002 and 2001. The cumulative effect of an accounting change reduced the 2001 net income to $5.0 million, or $0.18 per diluted share.

Operating Segment Results
-------------------------

Effective for the first quarter of 2002, the Company's new internal management structure has caused a change in its segment reporting. The change has resulted in the reporting of two operating segments: Global Adhesives and Full-Valu/Specialty. The global adhesives operating segment is comprised of the Company's industrial adhesives and automotive adhesives product lines. Markets served in the global adhesives operating segment include packaging, graphic arts, nonwoven, assembly (woodworking, appliances, etc.), converting, automotive and footwear. These product lines and markets were previously reported on a geographic segment basis.

The Full-Valu/Specialty operating segment represents the Company's specialty product lines including TEC, Foster, Global Coatings, liquid paints and other product lines that constitute "Full-Valu".

Management evaluates the performance of its operating segments based on operating income, which is defined as gross profit minus SG&A expenses. Corporate expenses are fully allocated to the operating segments.

     Operating income of $9.3 million for the Global Adhesives operating segment in the first quarter of 2002 was $1.0 million or 11.8 percent more than the first quarter of 2001. Although the gross profit in dollars was approximately the same as 2001 at $50.0 million, the gross profit margin increased 1.5 percentage points to 25.2 percent primarily as a result of lower raw material costs. SG&A expenses in 2002 were less than 2001 due to reduced census and tight spending controls. Operating income as a percent of sales in the first quarter of 2002 was 4.6 percent as compared to 2.7 percent in 2001.

     Operating income of $4.7 million for the Full-Valu/Specialty operating segment in the first quarter of 2002 was $1.2 million or 21 percent less than the first quarter of 2001. The earnings shortfall was driven by reduced gross profit, which resulted primarily from the lower sales in the liquid paints and powder coatings markets. The gross profit in total for Full-Valu/Specialty decreased $2.2 million and liquid paints and powder coatings combined, decreased $2.7 million. These decreases were partially offset by gross profit increases in the Foster products and window markets. Consistent with Global Adhesives, SG&A expenses in Full-Valu/Specialty decreased in 2002 due to reduced census and tight spending controls. Operating income as a percent of sales in the first quarter of 2002 was 5.1 percent as compared to 6.2 percent in 2001.

Liquidity and Capital Resources
-------------------------------

Note: Cash flow and balance sheet discussion includes the impact from the Company's restructuring and other related costs.

Net cash provided from operations in the first quarter of 2002 of $7.7 million was $4.8 million more than in the same period last year. Lower net income in 2002, including the restructuring charges, was more than offset by favorable changes in operating working capital, which is defined as current assets excluding cash less current liabilities excluding short-term debt. In the first quarter of 2002, operating working capital increased $3.6 million as compared to an increase of $11.4 million in the first quarter of 2001. The increase in the current portion of the restructuring liability accounted for an operating working capital reduction of $4.9 million in the first quarter of 2002. Trade accounts receivable days sales outstanding were 63 days at March 2, 2002 as compared to 59 days at December 1, 2001 and 63 days at March 3, 2001. Average inventory days on hand of 61 days was equal to the days on hand at both December 1, 2001 and March 3, 2001.

Total debt of $226.1 million at quarter-end was $8.0 million or 3.4 percent less than total debt at December 1, 2001 and $70 million or 23.7 percent less than the total debt level at March 3, 2001. The Company's capitalization ratio (defined as total debt divided by total debt plus stockholders' equity) was 34.4 percent at March 2, 2002 as compared to 35.0 percent at December 1, 2001 and
41.9 percent at March 3, 2001.

Capital expenditures for property, plant and equipment in the first quarter of 2002 were $4.4 million as compared to $8.0 million in the first quarter of 2001.

Euro Currency Conversion
------------------------

There were no significant developments in the first quarter, 2002 as the Company changed its functional currency for its European adhesives operations to the euro.

Safe Harbor for Forward-Looking Statements
------------------------------------------

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

See Note 6 to consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits

         None

(b)  Reports on Form 8-K.

         One report on Form 8-K was filed during the quarter ended March 2, 2002 reporting the Company's financial results for the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.B. Fuller Company

Dated:  April 16, 2002                    /S/ Raymond A. Tucker
                                          ---------------------
                                          Raymond A. Tucker
                                          Senior Vice President and
                                          Chief Financial Officer