Form 10-Q
period 2002-06-01
FULLER H B CO
filed 2002-07-16
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 1, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,353,413 as of June 28, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)

                                                                                    (Unaudited)
                                                             ----------------------------------------------------------
                                                                    Thirteen Weeks                 Twenty-six Weeks
                                                                        Ended                           Ended
                                                             ---------------------------     --------------------------
                                                                June 1,       June 2,            June 1,     June 2,
                                                                 2002          2001               2002        2001
                                                             ------------- -------------     ------------ -------------
Net revenue                                                   $ 319,402      $ 328,507        $ 612,642     $ 635,441
Cost of sales                                                  (231,965)      (240,294)        (450,027)     (464,653)
                                                              ---------      ---------        ---------     ---------
Gross profit                                                     87,437         88,213          162,615       170,788
Selling, administrative and other expenses                      (71,382)       (64,600)        (140,214)     (132,891)
Interest expense                                                 (4,420)        (5,503)          (9,136)      (11,166)
Other income (expense), net                                         171           (171)            (455)         (692)
                                                              ---------      ---------        ---------     ---------
Income before income taxes, minority interests,
  equity investments and accounting change                       11,806         17,939           12,810        26,039
Income taxes                                                     (4,078)        (6,117)          (4,520)       (9,114)
Minority interests in consolidated income                          (328)          (495)            (607)         (510)
Income from equity investments                                      535            533              918           995
                                                              ---------      ---------        ---------     ---------
Income before cumulative effect of accounting
  change                                                          7,935         11,860            8,601        17,410
Cumulative effect of accounting change                                -              -                -          (501)
                                                              ---------      ---------        ---------     ---------
Net income                                                    $   7,935      $  11,860        $   8,601     $  16,909
                                                              =========      =========        =========     =========

Basic income per common share:
Income before accounting change                               $    0.28      $    0.42        $    0.31     $    0.62
Accounting change                                                     -              -                -         (0.02)
                                                              ---------      ---------        ---------     ---------
Net income                                                    $    0.28      $    0.42        $    0.31     $    0.60
                                                              =========      =========        =========     =========

Diluted income per common share:
Income before accounting change                               $    0.28      $    0.42        $    0.30     $    0.62
Accounting change                                                     -              -                -         (0.02)
                                                              ---------      ---------        ---------     ---------
Net income                                                    $    0.28      $    0.42        $    0.30     $    0.60
                                                              =========      =========        =========     =========

Weighted-average common shares outstanding:
Basic                                                            28,071         27,954           28,038        27,943
Diluted                                                          28,643         28,270           28,540        28,261

Dividends per share                                           $   0.110      $   0.108        $   0.218     $   0.212

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                     (Unaudited)
                                                                       June 1,           December 1,
                                                                        2002                2001
                                                                     -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                          $  2,184            $ 11,454
  Trade receivables                                                   226,833             219,711
  Allowance for doubtful accounts                                      (8,308)             (8,121)
  Inventories                                                         149,243             141,210
  Other current assets                                                 45,363              39,619
                                                                     ----------------------------
Total current assets                                                  415,315             403,873

Net property, plant and equipment                                     357,755             371,113
Other assets                                                          112,312             107,432
Goodwill                                                               63,916              62,037
Other intangibles, net                                                 20,468              21,718
                                                                     ----------------------------
Total assets                                                         $969,766            $966,173
                                                                     ============================

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                      $ 34,924            $ 27,601
  Current installments of long-term debt                                2,325               3,479
  Trade payables                                                      112,286             114,155
  Accrued payroll and employee benefits                                31,763              30,659
  Other accrued expenses                                               38,705              19,714
  Income taxes payable                                                 11,179               8,555
                                                                     ----------------------------
Total current liabilities                                             231,182             204,163

Long-term debt, excluding current installments                        173,298             203,001
Accrued pensions                                                       63,664              66,012
Other liabilities                                                      39,536              39,413
Minority interests in consolidated subsidiaries                        20,122              19,558
                                                                     ----------------------------
Total liabilities                                                     527,802             532,147
                                                                     ----------------------------

Commitments and contingencies

Stockholders' equity:
  Series A preferred stock                                                  -                 306
  Common stock, par value $1.00 per share                              28,334              28,281
     Shares outstanding June 1, 2002 were 28,333,734
     and December 1, 2001 were 28,280,896
  Additional paid-in capital                                           38,999              37,830
  Retained earnings                                                   398,480             396,048
  Accumulated other comprehensive loss                                (21,408)            (25,150)
  Unearned compensation - restricted stock                             (2,441)             (3,289)
                                                                     ----------------------------
Total stockholders' equity                                            441,964             434,026
                                                                     ----------------------------
Total liabilities and stockholders' equity                           $969,766            $966,173
                                                                     ============================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                              (Unaudited)
                                                                                        Twenty-six Weeks Ended
                                                                                    -------------------------------
                                                                                     June 1, 2002     June 2, 2001
                                                                                    -------------------------------
Cash flows from operating activities:
  Net income                                                                            $   8,601        $  16,909
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                         29,631           26,344
     Change in assets and liabilities:
       Accounts receivables, net                                                           (5,133)           6,369
       Inventories                                                                         (6,177)           1,092
       Other assets                                                                        (5,622)          (2,191)
       Accounts payables                                                                   (2,949)         (11,590)
       Accrued payroll and employee benefits and
          other accrued expenses                                                            1,764           (5,665)
       Restructuring liability                                                              5,949             (544)
       Income taxes payable                                                                 3,518            4,901
       Accrued pensions                                                                    (3,150)          (5,571)
       Other liabilities                                                                    1,739           (4,606)
  Other                                                                                     3,437             (954)
                                                                                    ------------------------------
      Net cash provided by operating activities                                            31,608           24,494

Cash flows from investing activities:
  Purchased property, plant and equipment                                                 (12,448)         (15,600)
  Proceeds from sale of property, plant and equipment                                         975            2,282
  Proceeds from sale of investment                                                              -            1,567
                                                                                    ------------------------------
      Net cash used in investing activities                                               (11,473)         (11,751)

Cash flows from financing activities:
  Proceeds from long-term debt                                                             21,635            7,724
  Repayment of long-term debt                                                             (50,748)         (16,798)
  Proceeds from notes payable                                                               5,114              564
  Dividends paid                                                                           (6,169)          (6,010)
  Other                                                                                       592             (224)
                                                                                    ------------------------------
      Net cash (used in) provided by financing activities                                 (29,576)         (14,744)

Effect of exchange rate changes                                                               171              (11)
                                                                                    ------------------------------

      Net change in cash and cash equivalents                                              (9,270)          (2,012)
Cash and cash equivalents at beginning of period                                           11,454           10,489
                                                                                    ------------------------------
Cash and cash equivalents at end of period                                              $   2,184        $   8,477
                                                                                    ==============================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Amounts in thousands)

1. Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 1, 2001 as filed with the Securities and Exchange Commission.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:

                                                                      13 Weeks Ended          26 Weeks Ended
                                                                    -------------------     -------------------
                                                                     June 1,    June 2,      June 1,    June 2,
                                                                      2002       2001         2002        2001
                                                                    -------------------     -------------------
      Net income                                                    $  7,935   $ 11,860      $ 8,601   $ 16,909
      Dividends on preferred shares                                       (3)        (4)          (7)        (8)
                                                                    --------   --------     --------   --------
      Income attributable to common shares                          $  7,932   $ 11,856      $ 8,594   $ 16,901
                                                                    ===========================================

      Weighted-average common shares - basic                          28,071     27,954       28,038     27,943
      Equivalent shares - stock-based compensation plans                 572        316          502        318
                                                                    --------   --------     --------   --------
      Weighted-average common shares - diluted                        28,643     28,270       28,540     28,261
                                                                    ===========================================

      The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 1 and 28 for the second quarter of 2002 and 2001, respectively, and of 3 and 48 for the first half of 2002 and 2001, respectively, as the results would have been anti-dilutive.

3. Comprehensive Income: The components of total comprehensive income follows:

                                                           13 Weeks Ended               26 Weeks Ended
                                                     --------------------------   --------------------------
                                                     June 1, 2002  June 2, 2001   June 1, 2002  June 2, 2001
                                                     --------------------------   --------------------------
      Net income                                       $  7,935        $ 11,860      $  8,601       $ 16,909
      Other comprehensive income (loss)
         Foreign currency translation, net                4,604          (5,068)        3,742         (2,058)
                                                     --------------------------   --------------------------
            Total comprehensive income                 $ 12,539        $  6,792      $ 12,343       $ 14,851
                                                     =======================================================

4.    Inventories: The composition of inventories follows:

                                             June 1, 2002   December 1, 2001
                                            ---------------------------------
      Raw materials                           $   59,152           $   57,226
      Finished goods                             100,791               95,149
      LIFO reserve                               (10,700)             (11,165)
                                            ---------------------------------
                                              $  149,243           $  141,210
                                            =================================

5. Restructuring and Other Related Costs: During the second quarter of 2002, the Company recorded pretax charges of $6,622 ($4,063 after tax and minority interests) in the income statement in connection with its restructuring plan that was announced on January 15, 2002. For the first six months of 2002 pretax charges recorded were $14,297 ($8,992 after tax and minority interests). The plan calls for the elimination of approximately 20 percent of the Company's current manufacturing capacity. The Company is streamlining facilities and operations in Latin America, Europe and North America by reducing capacity and eliminating other cost structures.

      In connection with the 2002 restructuring plan, the Company expects to record pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001. These charges will include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The charges will be incurred throughout 2002. Cash costs of the plan are expected to be $20 to $25 million, of which $2.8 million have been paid as of June 1, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                     Employee
                                                  Severance and   Accelerated
      (Dollars in thousands)                         Benefits     Depreciation      Other       Total
                                                  -------------------------------------------------------
      Balance at December 2, 2001                    $   349        $    --        $   176        $   525
      2002 charges (pretax)
             First quarter                             4,784          1,637          1,254          7,675
             Second quarter                            2,831          2,830            961          6,622
                                                  -------------------------------------------------------
             Total charges                             7,615          4,467          2,215         14,297

      Non-cash charges                                  (669)        (4,467)                       (5,136)
      Currency change effect                             135                            19            154
      Cash payments                                   (2,063)                         (711)        (2,774)
                                                  ----------                       ----------------------
      Total liabilities at June 1, 2002                5,367                         1,699          7,066
      Long-term portion of liabilities                    --                          (492)          (492)
                                                  ----------                       ----------------------
      Current liabilities at June 1, 2002            $ 5,367                       $ 1,207        $ 6,574
                                                  ==========                       ======================

      The total pretax charges of $6,622 in the second quarter of 2002 were recorded in the income statement as: $3,844 in cost of sales and $2,778 in selling, administrative and other expenses (SG&A). The $3,844 in cost of sales consisted of $565 of employee severance and benefits, $2,735 of accelerated depreciation, $237 of adverse lease termination costs and $307 of other costs directly attributed to the restructuring plan. The $2,778 in SG&A expenses consisted of $2,266 of employee severance and benefits, $95 of accelerated depreciation, $177 of adverse lease termination costs and $240 of other costs directly attributed to the restructuring plan.

      Through the first six months of 2002, total pretax charges of $14,297 were recorded in the income statement as: $10,098 in cost of sales and $4,199 in SG&A expenses. The $10,098 in cost of sales consisted of $4,009 of employee severance and benefits, $4,363 of accelerated depreciation, $1,415 of lease termination costs and $311 of other costs directly attributed to the restructuring plan. The $4,199 in SG&A expenses consisted of $3,608 of employee severance and benefits, $104 of accelerated depreciation, $177 of lease termination costs and $310 of other costs directly attributed to the restructuring plan.

      Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

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

     Notional amounts outstanding at June 1, 2002 were $136,193, however, notional amounts are not a measure of the Company's exposure. As of June 1, 2002, the Company had forward contracts maturing between June 3, 2002 and November 20, 2002. In the opinion of management, the amounts recorded for changes in market value during the quarter and the first half of 2002 were not material.

7. Preferred Stock Redemption: On May 20, 2002 the Company redeemed all Series A preferred stock at par value and paid a pro rata dividend for the second quarter on those shares for a total cost of $309.

8. Operating Segments: Effective for the first quarter of 2002, the new internal management structure has caused a change in segment reporting. The change has resulted in the reporting of two operating segments: Global Adhesives and Full-Valu/Specialty. The global adhesives operating segment is comprised of industrial adhesives and automotive adhesives product lines. Markets served in the global adhesives operating segment include packaging, graphic arts, nonwoven, assembly (woodworking, appliances, etc.), converting, automotive and footwear. These product lines and markets were previously reported on a geographic segment basis. The Full-Valu/Specialty operating segment represents the specialty product lines including TEC, Foster, Global Coatings, liquid paints and other product lines that constitute "Full-Valu".

                                                                                  13 Weeks Ended
                                              --------------------------------------------------------------------------------------
                                                            June 1, 2002                                  June 2, 2001
                                              ----------------------------------------      ----------------------------------------
                                                               Inter-                                       Inter-
                                                Trade          Segment       Operating        Trade         Segment        Operating
                                               Revenue         Revenue        Income         Revenue        Revenue         Income
                                              ----------------------------------------      ----------------------------------------
Global Adhesives                              $ 219,807       $     757      $  14,574      $ 226,925      $   1,533       $ 15,292
Full-Valu/Specialty                              99,595             284          8,103        101,582             12          8,321
Corporate and Unallocated                             -          (1,041)             -              -         (1,545)             -
                                              ----------------------------------------      ----------------------------------------
Total                                         $ 319,402       $       -      $  22,677      $ 328,507      $       -       $ 23,613
                                              ========================================      ========================================

                                                                                  26 Weeks Ended
                                              --------------------------------------------------------------------------------------
                                                           June 1, 2002                                June 2, 2001
                                              ----------------------------------------      ----------------------------------------
                                                                Inter-                                      Inter-
                                                Trade          Segment       Operating        Trade         Segment        Operating
                                               Revenue         Revenue         Income        Revenue        Revenue         Income
                                              ----------------------------------------      ----------------------------------------
Global Adhesives                              $ 420,622       $   2,255      $  23,897      $ 437,341      $   3,508       $ 23,631
Full-Valu/Specialty                             192,020             472         12,801        198,100            684         14,266
Corporate and Unallocated                             -          (2,727)             -              -         (4,192)             -
                                              ----------------------------------------      ----------------------------------------
Total                                         $ 612,642       $       -      $  36,698      $ 635,441      $       -       $ 37,897
                                              ========================================      ========================================

Reconciliation of Operating Income to Income before Income Taxes:

                                                                        13 Weeks Ended                       26 Weeks Ended
                                                               ------------------------------      ------------------------------
                                                                June 1, 2002    June 2, 2001        June 1, 2002    June 2, 2001
                                                               ------------------------------      ------------------------------
Operating income                                                  $ 22,677        $ 23,613            $ 36,698        $ 37,897
Restructuring and other related costs                               (6,622)              -             (14,297)              -
Interest expense                                                    (4,420)         (5,503)             (9,136)        (11,166)
Other income/(expense), net                                            171            (171)               (455)           (692)
                                                               ------------------------------      ------------------------------
Income before income taxes                                        $ 11,806        $ 17,939            $ 12,810        $ 26,039
                                                               ==============================      ==============================

9. Adopted Accounting Standards: In June 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards
    (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. Effective December 2, 2001, the Company early adopted SFAS No.
    142. Under the new standard, purchased goodwill is no longer amortized over its useful life. Therefore, no goodwill amortization expense was incurred during the first half of 2002. Beginning December 2, 2001 goodwill will be tested for impairment on an annual basis, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a discounted cash flow analysis of projected cash flows over the next five years. Had SFAS No. 142 been effective in fiscal year 2001, net income and earnings per share would have been reported as the following amounts:

                                                 13 Weeks Ended         26 Weeks Ended          52 Weeks Ended
                                                   June 2, 2001           June 2, 2001         December 1, 2001
                                              ----------------------  --------------------   ----------------------
   Reported net income                              $  11,860               $  16,909             $  44,439
   Add back goodwill amortization, net                    994                   1,969                 3,857
                                              ----------------------  --------------------   ----------------------
   Adjusted net income                              $  12,854               $  18,878             $  48,296
                                              ======================  ====================   ======================

   Basic earnings per share:
   Net income as reported                           $    0.42               $    0.60             $    1.59
   Add back goodwill amortization, net                   0.04                    0.07                  0.14
                                              ----------------------  --------------------   ----------------------
   Adjusted net income                              $    0.46               $    0.67             $    1.73
                                              ======================  ====================   ======================

   Diluted earnings per share:
   Net income as reported                           $    0.42               $    0.60             $    1.57
   Add back goodwill amortization, net                   0.03                    0.07                  0.13
                                              ----------------------  --------------------   ----------------------
   Adjusted net income                              $    0.45               $    0.67             $    1.70
                                              ======================  ====================   ======================

   The two fiscal years prior to 2001 would have been reported as follows:

                                                                      53 Weeks Ended           52 Weeks Ended
                                                                      December 2, 2000        November 27, 1999
                                                                   ---------------------- -------------------------
   Reported net income                                                     $  49,163               $  43,370
   Add back goodwill amortization, net                                         3,879                   3,444
                                                                   ---------------------- -------------------------
   Adjusted net income                                                     $  53,042               $  46,814
                                                                   ====================== =========================

   Basic earnings per share:
   Net income as reported                                                  $    1.77               $    1.57
   Add back goodwill amortization, net                                          0.14                    0.12
                                                                   ---------------------- -------------------------
   Adjusted net income                                                     $    1.91               $    1.69
                                                                   ====================== =========================

   Diluted earnings per share:
   Net income as reported                                                  $    1.74               $    1.55
   Add back goodwill amortization, net                                          0.14                    0.12
                                                                   ---------------------- -------------------------
   Adjusted net income                                                     $    1.88               $    1.67
                                                                   ====================== =========================

                                                                   Purchased
   Balances of acquired intangible                               Technology &
   assets subject to amortization were:                             Patents           All Other          Total
   ------------------------------------                       -------------------  ----------------  --------------
   As of June 1, 2002:
   Amortizable Intangible Assets:
         Original cost                                               $ 34,044             $ 1,561      $ 35,605
         Accumulated Amortization                                     (17,581)               (940)      (18,521)
                                                              -------------------- ----------------- --------------
   Total intangible assets, net                                      $ 16,463             $   621      $ 17,084
                                                              ==================== ================= ==============
   As of December 1, 2001:
   Amortizable Intangible Assets:
         Original cost                                               $ 34,044             $ 1,561      $ 35,605
         Accumulated Amortization                                     (16,309)               (892)      (17,201)
                                                              -------------------- ----------------- --------------
   Total intangible assets, net                                      $ 17,735             $   669      $ 18,404
                                                              ==================== ================= ==============


    Estimated amortization expense for acquired intangible assets recorded as of December 1, 2001 for the next five years is as follows:

             Year        Amortization Expense
             ----        --------------------
             2003              $2,471
             2004              $2,082
             2005              $2,079
             2006              $2,073
             2007              $2,068

    The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred.

10. Recently Issued Accounting Standard: In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt this standard for its fiscal year beginning December 1, 2002. The impact of adopting this accounting standard is not expected to have a material effect on the financial position and results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales in the second quarter of 2002 of $319.4 million were $9.1 million or
2.8 percent less than the net sales of $328.5 million reported in the second quarter of 2001. The sales performance continued to be affected by the overall weakness in the global economy as evidenced by the sales volume decrease of 1.1 percent as compared to the second quarter of 2001. Selling prices also accounted for a 1.1 percent decrease in the quarterly sales as compared to last year. Fluctuations in foreign currencies as compared to the U.S. dollar accounted for the remaining 0.6 percent decrease as compared to last year.

Through the first half of 2002 net sales of $612.6 million were $22.8 million or
3.6 percent less than the net sales in the first half of 2001. Sales volume decreased 1.7 percent, selling prices decreased 0.9 percent and currency fluctuations caused a 1.0 percent decrease as compared to last year.

Second quarter net sales in the Global Adhesives operating segment of $219.8 million decreased 3.1 percent from the $226.9 million reported in the second quarter of 2001. Sales volume decreased 1.5 percent from a year ago while selling prices and currency effects both had a negative 0.8 percent impact as compared to last year. Sales to the automotive market increased 6.7 percent, primarily due to an increase in vehicle production in North America of approximately 4.5 percent. The nonwoven market was another area of strength in the second quarter with a 4.7 percent sales increase compared to last year. Markets that continued to be impacted by the overall slowdown in economic activity were assembly (appliances, woodworking, etc.) and graphic arts. Second quarter sales to the assembly market decreased 8.3 percent and sales to the graphic arts market decreased 9.7 percent as compared to last year.

Six months net sales in the Global Adhesives operating segment of $420.6 million decreased 3.8 percent from the first half of 2001. Sales volume decreased 2.2 percent, currency fluctuations caused a 1.3 percent decrease and selling prices decreased 0.3 percent. Similar to the second quarter results, sales to the automotive and nonwoven markets increased over the first half of 2001 by 10 percent and 5.1 percent, respectively. These increases were offset by sales declines in the graphic arts, assembly and paper converting markets of 8.3 percent, 9.3 percent and 7.3 percent, respectively.

Net sales in the Full-Valu/Specialty operating segment of $99.6 million in the second quarter of 2002 were $2.0 million or 2.0 percent less than the second quarter of 2001. Selling prices decreased 1.7 percent, currency effects were a negative 0.2 percent and sales volume decreased 0.1 percent. The decrease in selling prices was attributed primarily to the liquid paints market in Central America and the powder coatings market in North America. Both markets have seen a high level of price competition as a reaction to the slowdown in overall economic activity. TEC product sales increased 6.6 percent in the second quarter of 2002 as compared to last year.

The year-to-date net sales in Full-Valu/Specialty of $192.0 million were $6.1 million or 3.1 percent less than the net sales of $198.1 million recorded in the first half of 2001. Selling prices, primarily due to competition in the powder coatings and liquid paints markets, decreased 2.3 percent compared to the first half of 2001. Sales volume and currency fluctuations both had a negative impact of 0.4 percent. Sales to the window market increased 4.9 percent over last year and TEC product sales increased 3.3 percent over the first six months of 2001. Both of these businesses have benefited from the strength of the U.S. housing market.

During the second quarter of 2002, the Company recorded pretax charges of $6,622 ($4,063 after tax and minority interests) in connection with its restructuring plan that was announced on January 15, 2002. For the first six months of 2002 pretax charges recorded were $14,297 ($8,992 after tax and minority interests). The plan, which was contemplated in 2001, but approved and implemented throughout 2002, calls for the elimination of approximately 20 percent of the Company's current manufacturing capacity. The Company is streamlining facilities and operations in Latin America, Europe and North America. By reducing capacity and eliminating other cost structures management estimates that upon completion, costs will be reduced $10 to $12 million annually. Implementation of the plan will result in the elimination of approximately 350 positions, primarily in manufacturing, of which approximately 240 have occurred during the first six months of 2002. The reduction of 350 positions will be offset by the hiring of approximately 100 employees in facilities that will take on additional volume as a result of the restructuring plan.

In connection with the 2002 restructuring plan, the Company expects to record pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001. These charges will include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The charges will be incurred throughout 2002. Cash costs of the plan are expected to be $20 to $25 million, of which $2.8 million have been incurred as of June 1, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                             Employee
   (Dollars in thousands)                  Severance and      Accelerated
                                             Benefits         Depreciation     Other        Total
                                         ------------------------------------------------------------
Balance at December 2, 2001                  $   349            $    --        $   176        $   525
2002 charges (pretax)
       First quarter                           4,784              1,637          1,254          7,675
       Second quarter                          2,831              2,830            961          6,622
                                         ------------------------------------------------------------
       Total charges                           7,615              4,467          2,215         14,297


Non-cash charges                                (669)            (4,467)                       (5,136)
Currency change effect                           135                                19            154
Cash payments                                 (2,063)                             (711)        (2,774)
                                         -----------                           ----------------------
Total liabilities at June 1, 2002              5,367                             1,699          7,066
Long-term portion of liabilities                  --                              (492)          (492)
                                         -----------                           ----------------------
Current liabilities at June 1, 2002          $ 5,367                           $ 1,207        $ 6,574
                                         ===========                           ======================

The total pretax charges of $6,622 in the second quarter of 2002 were recorded in the income statement as: $3,844 in cost of sales and $2,778 in selling, administrative and other expenses (SG&A). The $3,844 in cost of sales consisted of $565 of employee severance and benefits, $2,735 of accelerated depreciation, $237 of adverse lease termination costs and $307 of other related costs. The $2,778 in SG&A expenses consisted of $2,266 of employee severance and benefits, $95 of accelerated depreciation, $177 of adverse lease termination costs and $240 of other related costs.

Through the first six months of 2002, total pretax charges of $14,297 were recorded in the income statement as: $10,098 in cost of sales and $4,199 in SG&A expenses. The $10,098 in cost of sales consisted of $4,009 of employee severance and benefits, $4,363 of accelerated depreciation, $1,415 of lease termination costs and $311 of other related costs. The $4,199 in SG&A expenses consisted of $3,608 of employee severance and benefits, $104 of accelerated depreciation, $177 of lease termination costs and $310 of other related costs.

Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

Following is Supplemental Unaudited Consolidated Statement of Income information. The Company considers this information to be useful in assessing operating results excluding the effects of the restructuring plan.


                                                               13 Weeks Ended - June 1, 2002
                                                   ------------------------------------------------
(Dollars in thousands, except per share amounts)                                      Excluding      13 Weeks Ended
                                                     As Reported      Special Items Special Items     June 2, 2001
                                                   -----------------------------------------------------------------
Net sales                                            $    319,402      $        -      $  319,402       $  328,507
Cost of sales                                            (231,965)         (3,844)       (228,121)        (240,294)
                                                   ---------------------------------------------------------------
Gross profit                                               87,437          (3,844)         91,281           88,213
Selling, administrative and other expenses                (71,382)         (2,778)        (68,604)         (64,600)
Interest expense                                           (4,420)              -          (4,420)          (5,503)
Other income/(expense), net                                   171               -             171             (171)
                                                   ---------------------------------------------------------------
Income before tax and minority interests                   11,806          (6,622)         18,428           17,939
Income taxes                                               (4,078)          2,371          (6,449)          (6,117)
Minority interests                                           (328)            188            (516)            (495)
Income from equity investments                                535               -             535              533
                                                   ---------------------------------------------------------------
Net income                                           $      7,935      $   (4,063)     $   11,998       $   11,860
                                                   ===============================================================
Income per diluted share:
Net Income                                           $       0.28      $    (0.14)     $     0.42       $     0.42
                                                   ===============================================================

                                                                   26 Weeks Ended - June 1, 2002
                                                        ---------------------------------------------------
(Dollars in thousands, except per share amounts)                                              Excluding       26 Weeks Ended
                                                           As Reported     Special Items    Special Items      June 2, 2001
                                                        ----------------------------------------------------------------------
Net sales                                                   $ 612,642        $       -        $ 612,642         $  635,441
Cost of sales                                                (450,027)         (10,098)        (439,929)          (464,653)
                                                        ----------------------------------------------------------------------
Gross profit                                                  162,615          (10,098)         172,713            170,788
Selling, administrative and other expenses                   (140,214)          (4,199)        (136,015)          (132,891)
Interest expense                                               (9,136)               -           (9,136)           (11,166)
Other income/(expense), net                                      (455)               -             (455)              (692)
                                                        ----------------------------------------------------------------------
Income before tax and minority interests                       12,810          (14,297)          27,107             26,039
Income taxes                                                   (4,520)           4,967           (9,487)            (9,114)
Minority interests                                               (607)             338             (945)              (510)
Income from equity investments                                    918                -              918                995
                                                        ----------------------------------------------------------------------
Income before cumulative effect of
   accounting change                                            8,601           (8,992)          17,593             17,410
Cumulative effect of accounting change                              -                -                -               (501)
                                                        ----------------------------------------------------------------------
Net income                                                  $   8,601        $  (8,992)       $  17,593         $   16,909
                                                        ======================================================================
Income per diluted share:
Before cumulative effect of accounting change               $    0.30        $  ( 0.32)       $    0.62         $     0.62
Cumulative effect of accounting change                              -                -                -              (0.02)
                                                        ----------------------------------------------------------------------
Net Income                                                  $    0.30        $   (0.32)       $    0.62         $     0.60
                                                        ======================================================================

The following discussion excludes the impact of the restructuring plan on the first half results.

The consolidated gross profit margin in the second quarter of 2002 of 28.6 percent was 1.7 percentage points higher than the second quarter of 2001. Favorable raw material prices were the main reason for the margin improvement. Through six months of 2002 the gross profit margin was 28.2 percent, a 1.3 percentage point increase over the first half of 2001.

Selling, administrative and other expenses (SG&A) of $68.6 million in the second quarter of 2002 were $4.0 million or 6.2 percent more than the $64.6 million of SG&A expenses recorded in the second quarter of 2001. Included in the 2002 expenses as compared to 2001 is a decrease of approximately $2.3 million in U.S. pension and other postretirement income. The $2.3 million represents 75 percent of the total decrease in U.S. pension and other postretirement income of nearly $3.0 million. The remaining decrease of $0.7 million was included in cost of sales. Another reason for the increase in SG&A expenses from last year was that management bonus accruals were approximately $1.8 million higher in the second quarter of 2002 as compared to the second quarter of 2001. In the second quarter of 2001 the Company was not reaching its financial targets, therefore the management bonus accruals were reduced accordingly. In 2002, the Company is still within reach of its annual targets, therefore the bonus accruals have not been reduced. As a percentage of sales, the SG&A expenses in the second quarter of 2002 were 21.5 percent as compared to 19.7 percent in the second quarter of 2001.

Through six months of 2002, SG&A expenses were 22.2 percent of sales as compared to 20.9 percent through the first half of 2001. In dollars, SG&A expenses of $136.0 million in the first half of 2002 were $3.1 million or 2.4 percent higher than the same period in 2001. The decrease in U.S. pension and other post-retirement income was approximately $4.5 million in the first half of 2002 as compared to the first half of 2001. Spending controls and reduced employee census have partially offset the SG&A expense increase due to the changes in the U.S. pension and post-retirement income. Employee census at June 1, 2002 was 4,747 as compared to 4,966 at June 2, 2001. Of the net reduction of 219 employees, 147 were included in cost of sales and 72 were included in SG&A expenses.

Interest expense in the second quarter of 2002 of $4.4 million was $1.1 million less than last year. Lower average debt levels, combined with lower interest rates, resulted in the lower interest expense. Through six months of 2002 interest expense of $9.1 million was $2.0 million below the first half of 2001, also due to the lower average debt levels and interest rates.

Other income/expense, net was income of $0.2 million as compared to an expense of $0.2 million in the second quarter of 2001. Last year's results included a gain on the sale of an investment in Japan of $1.6 million offset by $1.0 million of goodwill amortization expense. The 2002 results exclude goodwill amortization expense due to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". The standard eliminated the systematic amortization of goodwill. Currency effects resulted in a gain of $0.4 million in the second quarter of 2002 as compared to a loss of $0.3 million in the second quarter of 2001. The second quarter gain in 2002 was primarily due to changes in the euro and Brazilian real. For the first half of 2002 other income/expense, net was an expense of $0.5 million as compared to an expense of $0.7 million in the first half of 2001. Currency effects reflected an expense of $0.6 million in the first half of 2002 and an expense of $0.3 million last year. The $0.6 million currency loss in the first half of 2002 includes a first quarter loss from the Argentine peso of $0.7 million and a second quarter gain of $0.2 million from the Argentine peso. Last year's first half included the $1.6 million gain on the sale of an investment in Japan as well as $2.0 million of goodwill amortization expense.

The income tax rate in the second quarter of 2002 was 35 percent. In the second quarter of 2001 the Company lowered its effective tax rate from 37 percent to 35 percent due to the mix of worldwide income and tax planning initiatives. This resulted in an effective rate for the second quarter of 2001 of 34.1 percent. The rate for the total year 2001 was 35 percent.

Net income was $12.0 million or $0.42 per diluted share in the second quarter of 2002. For the same period in 2001 net income was $11.9 million or $.42 per diluted share. Through six months of 2002 the net income was $17.6 million or $.62 per diluted share as compared to $17.4 million of net income before the cumulative effect of an accounting change or $.62 per diluted share in 2001.

Operating Segment Results
Effective for the first quarter of 2002, the new internal management structure has caused a change in segment reporting. The change has resulted in the reporting of two operating segments: Global Adhesives and Full-Valu/Specialty. The global adhesives operating segment is comprised of the industrial adhesives and automotive adhesives product lines. Markets served in the global adhesives operating segment include packaging, graphic arts, nonwoven, assembly (woodworking, appliances, etc.), converting, automotive and footwear. These product lines and markets were previously reported on a geographic segment basis. The Full-Valu/Specialty operating segment represents the specialty product lines including TEC, Foster, Global Coatings, liquid paints and other product lines that constitute "Full-Valu".

Management evaluates the performance of its operating segments based on operating income, which is defined as gross profit minus SG&A expenses. Corporate expenses are fully allocated to the operating segments. Charges related to the restructuring initiative are excluded from the operating segment analysis.

Operating income of $14.6 million for the Global Adhesives operating segment in the second quarter of 2002 was $0.7 million or 4.7 percent less than the second quarter of 2001. The lower sales levels and higher SG&A expenses caused the operating income to fall from last year's level. The gross profit margin increased 2.2 percentage points from the second quarter of 2001 to 26.2 percent primarily as a result of lower raw material costs. SG&A expenses remain tightly controlled through reduced headcount and lower discretionary spending, however the reduced pension and other postretirement income as well as the higher management bonus expenses in 2002 caused the total SG&A expense to exceed last year's level by nearly $4.0 million. Operating income as a percent of sales was
6.6 percent in the second quarter of 2002, as compared to 6.7 percent in the second quarter of 2001. Through six months of 2002 the operating income in Global Adhesives was $23.9 million as compared to $23.6 million for the same period of 2001. Reduced raw material costs were the primary reason for the first half operating income of 2002 to exceed the operating income in the same period last year.

Operating income of $8.1 million for the Full-Valu/Specialty operating segment in the second quarter of 2002 was $0.2 million or 2.6 percent less than the second quarter of 2001. The gross profit margin increased 0.5 percentage points to 33.8 percent as margin increases in Foster products, TEC products and the window product line offset decreases in liquid paints and Global Coatings. SG&A expenses in Full-Valu/Specialty were $25.6 million in the second quarter of 2002 compared to $25.5 million in the second quarter of 2001. Operating income as a percent of sales in the second quarter of 2002 was 8.1 percent as compared to
8.2 percent in the second quarter of 2001. Operating income for the first half of 2002 was $12.8 million as compared to $14.3 million in the first half of 2001. The lower first half operating income in 2002 as compared to last year was primarily due to the 3.8 percent decline in net sales.

Liquidity and Capital Resources
Note: Cash flow and balance sheet discussion includes the impact from the restructuring and other related costs.

Net cash provided from operating activities in the first half of 2002 of $31.6 million was $7.1 million more than in the same period last year. Operating working capital, defined as current assets excluding cash less current liabilities excluding short-term debt of $219 million was equal to operating working capital at December 1, 2001. As a percent of annualized trade sales the operating working capital was 17.2 percent as of June 1, 2002 as compared to
18.4 percent at June 2, 2001 and 17.0 percent at December 1, 2001. Trade accounts receivable days sales outstanding (DSO) were 62 days at June 1, 2002 as compared to 59 days at both December 1, 2001 and June 2, 2001. One factor contributing to the higher DSO number was the change in currency exchange rates. For example, the quarter-end euro exchange rate used to translate the balance sheet to U.S. dollars was approximately 1.07 euro/dollar while the average rate for the quarter used to translate the income statement was approximately 1.13 euro/dollar. This resulted in a relatively higher trade accounts receivable balance in U.S. dollars as compared to the trade sales, which lead to the higher DSO result. Similar impacts were realized from the Japanese yen, Australian dollar and other foreign currencies as the U.S. dollar weakened during the second quarter. Average inventory days on hand of 61 days was equal to the days on hand at both December 1, 2001 and June 2, 2001.

Other accrued expenses increased from $19.7 million at December 1, 2001 to $38.7 million at June 2, 2002. This increase of $19.0 million includes the increase in restructuring liabilities of $6.5 million. Another significant increase resulted from the reclassification of $4.5 million to short-term liability from long-term liability as a result of a change in company policy in the U.S. regarding compensated absences. The remaining increase of $8.0 million in other accrued expenses was spread over several entities.

Total debt of $210.5 million at June 1, 2002 was $23.6 million or 10.1 percent less than total debt at December 1, 2001 and $69 million or 24.7 percent less than the total debt level at June 2, 2001. Strong operating cash flow combined with relatively low investment activity allowed the Company to reduce its overall debt levels during the first half of 2002. The Company's capitalization ratio (defined as total debt divided by total debt plus stockholders' equity) was 32.3 percent at June 1, 2002 as compared to 35.0 percent at December 1, 2001 and 40.2 percent at June 2, 2001.

Capital expenditures for property, plant and equipment in the first half of 2002 were $12.4 million as compared to $15.6 million in the first half of 2001.

Euro Currency Conversion
There were no significant developments in the first half of 2002 as the Company changed its functional currency for its European adhesives operations to the euro effective December 2, 2001.

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

See Note 6 to consolidated financial statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Registrant's annual meeting was held on April 18, 2002. There was a total of 31,965,038 combined Common and Series A Preferred share votes entitled to be cast at the meeting.

(b) The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2005 annual meeting of shareholders:

                                         Combined Common and Series A Preferred Share Votes
                                         --------------------------------------------------
         Director Name                       in Favor                          Withheld
         -------------                       --------                          --------
         J. Michael Losh                    26,891,088                        1,962,912
         Lee R. Mitau                       27,467,254                        1,386,746
         R. William Van Sant                26,876,017                        1,977,982

Norbert R. Berg, Freeman A. Ford, Gail D. Fosler, Reatha Clark King, Knut Kleedehn, John. J. Mauriel, Jr. and Albert P.L. Stroucken continued to serve as directors following the meeting.

Proposal 2 - Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as the Registrant's independent auditors for the fiscal year ending November 30, 2002:

                                         Combined Common and Series A Preferred Share Votes
                                         --------------------------------------------------
                                             For               Against           Abstain
                                             ---               -------           -------
                                         27,205,081           1,507,015          141,903

Proposal 3 - Approve the redemption of all outstanding shares of Series A Preferred Stock:

                                         Combined Common and Series A Preferred Share Votes
                                         --------------------------------------------------
                                          For         Against    Abstain    Broker non-vote
                                          ---         -------    -------    ---------------
                                         23,187,850  2,395,707   146,051     3,124,391

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits

         None

(b)  Reports on Form 8-K.

         One report on Form 8-K was filed during the quarter ended June 1, 2002 reporting the financial results for the first quarter of 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                H.B. Fuller Company



Dated: July 16, 2002                            /s/ Raymond A. Tucker
                                                --------------------------------
                                                Raymond A. Tucker
                                                Senior Vice President and
                                                Chief Financial Officer