Form 10-Q
period 2002-08-31
FULLER H B CO
filed 2002-10-15
CIK 39368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to

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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,352,678 as of September 30, 2002.

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)

                                                                       (Unaudited)
                                              --------------------------------------------------------------
                                                     13 Weeks Ended                   39 Weeks Ended
                                              -----------------------------    -----------------------------
                                                 August 31,   September 1,       August 31,    September 1,
                                                    2002         2001               2002          2001
                                              -------------- --------------    -------------- --------------
Net revenue                                       $313,936      $315,712           $926,578       $951,153
Cost of sales                                     (229,752)     (229,789)          (679,779)      (694,442)
                                              -------------- --------------    -------------- --------------
Gross profit                                        84,184        85,923            246,799        256,711
Selling, administrative and other expenses         (67,673)      (61,173)          (207,887)      (194,064)
Interest expense                                    (4,353)       (5,198)           (13,489)       (16,364)
Other income (expense), net                          1,594        (1,537)             1,139         (2,229)
                                              -------------- --------------    -------------- --------------
Income before income taxes, minority
  interests, equity investments and
  accounting change                                 13,752        18,015             26,562         44,054
Income taxes                                        (4,728)       (3,676)            (9,248)       (12,790)
Minority interests in consolidated income              (74)         (177)              (681)          (687)
Income from equity investments                         249           426              1,167          1,421
                                              -------------- --------------    -------------- --------------
Income before cumulative effect of
  accounting change                                  9,199        14,588             17,800         31,998
Cumulative effect of accounting change                   -             -                  -           (501)
                                              -------------- --------------    -------------- --------------
Net income                                          $9,199       $14,588            $17,800        $31,497
                                              ============== ==============    ============== ==============

Basic income per common share:
Income before accounting change                      $0.33         $0.52              $0.63          $1.15
Accounting change                                        -             -                  -          (0.02)
                                              -------------- --------------    -------------- --------------
Net income                                           $0.33         $0.52              $0.63          $1.13
                                              ============== ==============    ============== ==============

Diluted income per common share:
Income before accounting change                      $0.32         $0.51              $0.62          $1.13
Accounting change                                        -             -                  -          (0.02)
                                              -------------- --------------    -------------- --------------
Net income                                           $0.32         $0.51              $0.62          $1.11
                                              ============== ==============    ============== ==============

Weighted-average common shares
  outstanding:
Basic                                               28,135        27,970             28,071         27,952
Diluted                                             28,632        28,396             28,571         28,306

Dividends per share                                 $0.110        $0.108             $0.328         $0.320

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                    (Unaudited)
                                                                     August 31,      December 1,
                                                                        2002            2001
                                                                   --------------- --------------
Assets
Current assets:
  Cash and cash equivalents                                             $2,660         $11,454
  Trade receivables                                                    218,971         219,711
  Allowance for doubtful accounts                                       (8,197)         (8,121)
  Inventories                                                          148,638         141,210
  Other current assets                                                  47,779          39,619
                                                                   --------------- --------------
Total current assets                                                   409,851         403,873

Net property, plant and equipment                                      359,064         371,113
Other assets                                                           107,460         107,432
Goodwill                                                                65,985          62,037
Other intangibles, net                                                  19,840          21,718
                                                                   --------------- --------------
Total assets                                                          $962,200        $966,173
                                                                   =============== ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                        $23,773         $27,601
  Current installments of long-term debt                                   281           3,479
  Trade payables                                                       112,321         114,155
  Accrued payroll and employee benefits                                 31,462          30,659
  Other accrued expenses                                                38,849          19,714
  Income taxes payable                                                   5,350           8,555
                                                                   --------------- --------------
Total current liabilities                                              212,036         204,163

Long-term debt, excluding current installments                         170,091         203,001
Accrued pensions                                                        64,049          66,012
Other liabilities                                                       41,665          39,413
Minority interests in consolidated subsidiaries                         20,241          19,558
                                                                   --------------- --------------
Total liabilities                                                      508,082         532,147
                                                                   --------------- --------------

Commitments and contingencies

Stockholders' equity:
   Series A preferred stock                                                  -             306
   Common stock, par value $1.00 per share                              28,359          28,281
     Shares outstanding August 31, 2002 were 28,358,677
      and December 1, 2001 were 28,280,896
   Additional paid-in capital                                           39,555          37,830
   Retained earnings                                                   404,560         396,048
   Accumulated other comprehensive loss                                (15,848)        (25,150)
   Unearned compensation - restricted stock                             (2,508)         (3,289)
                                                                   --------------- --------------
Total stockholders' equity                                             454,118         434,026
                                                                   --------------- --------------
Total liabilities and stockholders' equity                            $962,200        $966,173
                                                                   =============== ==============

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                         (Unaudited)
                                                                       39 Weeks Ended
                                                                 ----------------------------
                                                                  August 31,     September 1,
                                                                    2002            2001
                                                                 -------------   ------------
Cash flows from operating activities:
  Net income                                                       $17,800        $31,497
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   43,753         39,423
    Change in assets and liabilities:
       Accounts receivables, net                                     4,664         10,442
       Inventories                                                  (4,137)         4,425
       Other assets                                                 (2,743)        (1,305)
       Accounts payables                                            (4,244)       (17,211)
       Accrued payroll and employee benefits and other
         accrued expenses                                            7,306         (4,625)
       Restructuring liability                                       7,550           (544)
       Income taxes payable                                         (1,995)         4,069
       Accrued pensions                                             (4,570)        (9,004)
       Other liabilities                                            (1,368)        (2,480)
  Other                                                                799            378
                                                              --------------- --------------
     Net cash provided by operating activities                      62,815         55,065

Cash flows from investing activities:
   Purchased property, plant and equipment                         (25,270)       (24,461)
   Purchased investments                                                 -         (3,517)
   Proceeds from sale of property, plant and equipment               3,398          2,798
   Proceeds from sale of investment                                      -          1,567
                                                              --------------- --------------
     Net cash used in investing activities                         (21,872)       (23,613)

Cash flows from financing activities:
   Proceeds from long-term debt                                     21,685          4,298
   Repayment of long-term debt                                     (56,004)       (29,572)
   (Payments) proceeds from notes payable                           (6,573)         3,479
   Dividends paid                                                   (9,287)        (9,051)
   Other                                                               410           (278)
                                                              --------------- --------------
     Net cash used in financing activities                         (49,769)       (31,124)

Effect of exchange rate changes                                         32            260
                                                              --------------- --------------
     Net change in cash and cash equivalents                        (8,794)           588
Cash and cash equivalents at beginning of period                    11,454         10,489
                                                              --------------- --------------
Cash and cash equivalents at end of period                          $2,660        $11,077
                                                              =============== ==============

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Amounts in thousands)

1. Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the reissued financial statements for the years ended December 1, 2001 and December 3, 2000 and the three years in the period ended December 1, 2001 as filed with the Securities and Exchange Commission on Form 8-K dated September 24, 2002.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations is as follows:

                                                                 13 Weeks Ended                  39 Weeks Ended
                                                          ----------------------------    -----------------------------
                                                            August 31,   September 1,       August 31,    September 1,
                                                               2002          2001              2002          2001
                                                          ------------- --------------    -------------- --------------
             Net income                                       $9,199        $14,588            $17,800       $31,998
             Dividends on preferred shares                         -             (4)                (7)          (12)
                                                          ------------- --------------    -------------- --------------
             Income attributable to common shares             $9,199        $14,584            $17,793       $31,986
                                                          ============= ==============    ============== ==============

             Weighted-average common shares - basic           28,135         27,970             28,071        27,952
             Equivalent shares - stock-based
               compensation plans                                497            426                500           354
                                                          ------------- --------------    -------------- --------------
             Weighted-average common shares - diluted         28,632         28,396             28,571        28,306
                                                          ============= ==============    ============== ==============

         The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of the common shares of 1 and 2 for the third quarter of 2002 and 2001, respectively, and of 2 and 28 for the first nine months of 2002 and 2001, respectively, as the results would have been anti-dilutive.

3. Comprehensive Income: The components of total comprehensive income follows:

                                                                 13 Weeks Ended                  39 Weeks Ended
                                                          ----------------------------    -----------------------------
                                                            August 31,   September 1,       August 31,    September 1,
                                                               2002          2001              2002          2001
                                                          ------------- --------------    -------------- --------------
             Net income                                       $9,199        $14,588           $17,800        $31,998
             Other comprehensive income
               Foreign currency translation, net               5,560          3,357             9,302          1,299
                                                          ------------- --------------    -------------- --------------
                  Total comprehensive income                 $14,759        $17,945           $27,102        $33,297
                                                          ============= ==============    ============== ==============

4.       Inventories: The composition of inventories follows:

                                       August 31,    December 1,
                                         2002           2001
                                   --------------- ----------------
         Raw materials                  $59,347        $57,226
         Finished goods                  99,901         95,149
         LIFO reserve                   (10,610)       (11,165)
                                   --------------- ----------------
                                       $148,638       $141,210
                                   =============== ================

5. Restructuring and Other Related Costs: During the third quarter of 2002, the Company recorded pretax charges of $6,326 ($3,931 after tax and minority interests) in connection with its restructuring plan that was announced on January 15, 2002. For the first nine months of 2002 pretax charges recorded were $20,623 ($12,925 after tax and minority interests). The plan, which was contemplated in 2001, but approved and implemented throughout 2002, calls for the elimination of approximately 20 percent of current manufacturing capacity. Twelve manufacturing facilities will be closed within the Global Adhesives operating segment
         - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment one manufacturing facility will be closed and one production line will be shut down in another facility. Also included in the plan is the evaluation, upgrading and realignment of the sales force in the Global Adhesives operating segment. Implementation of the plan will result in the elimination of approximately 450 positions of which approximately 350 have been accounted for in the first nine months of 2002. The reduction of 450 positions will be offset by hiring approximately 175 employees, primarily in manufacturing facilities that will take on additional volume transferred from facilities that will be closed as part of the restructuring plan, and in sales-related positions as part of the upgrading and realignment of the sales force.

         In connection with the 2002 restructuring plan, the Company expects to record net pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001, and net of any gains associated with property sales subject to the restructuring plan. These charges will include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan offset by any gains resulting from property sales subject to the restructuring plan. The net charges remaining to be recorded will be incurred primarily in the fourth quarter of 2002, with certain employee related charges to be recorded in the first half of 2003. Cash costs of the plan are expected to be $20 to $25 million, of which $6.3 million have been incurred as of August 31, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                           Employee
            (Dollars in thousands)                      Severance and    Accelerated
                                                           Benefits     Depreciation    Other       Total
                                                       --------------- -------------- ----------- ----------
            Balance at December 2, 2001                    $  349        $     -        $   176    $   525
            2002 charges (pretax)
                 First quarter                              4,784          1,637          1,254      7,675
                 Second quarter                             2,831          2,830            961      6,622
                 Third quarter                              1,572          1,501          3,253      6,326
                                                       --------------- -------------- ----------- ----------
                 Total charges                              9,187          5,968          5,468     20,623

            Non-cash charges                                 (837)        (5,968)                   (6,805)
            Currency change effect                              -                           276        276
            Cash payments                                  (3,860)                       (2,421)    (6,281)
                                                       ---------------                ----------- ----------
            Total liabilities at August 31, 2002            4,839                         3,499      8,338
            Long-term portion of liabilities                    -                        (2,177)    (2,177)
                                                       ---------------                ----------- ----------
            Current liabilities at August 31, 2002         $4,839                       $ 1,322    $ 6,161
                                                       ===============                =========== ==========

         The total pretax charges of $6,326 in the third quarter of 2002 were recorded in the income statement as: $4,525 in cost of sales and $1,801 in selling, administrative and other expenses (SG&A). The $4,525 in cost of sales consisted of $144 of employee severance and benefits, $1,471 of accelerated depreciation, $1,713 of adverse lease termination costs and $1,197 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as; equipment tear down and decommissioning, facility maintenance and cleanup, equipment and inventory relocation and employee relocation. The $1,801 in SG&A expenses consisted of $1,428 of employee severance and benefits, $30 of accelerated depreciation and $343 of other costs directly attributed to the restructuring plan. Of the total pretax charges of $6,326 incurred in the third quarter of 2002 the Global Adhesives operating segment recorded $5,471, the Full-Valu/Specialty operating segment recorded $144 and corporate office cost centers recorded $711.

         Through the first nine months of 2002, total pretax charges of $20,623 were recorded in the income statement as: $14,623 in cost of sales and $6,000 in SG&A expenses. The $14,623 in cost of sales consisted of $4,153 of employee severance and benefits, $5,834 of accelerated depreciation, $3,128 of lease termination costs and $1,508 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as; equipment tear down and decommissioning, facility maintenance and cleanup, equipment and inventory relocation and employee relocation. The $6,000 in SG&A expenses consisted of $5,034 of employee severance and benefits, $134 of accelerated depreciation, $178 of lease termination costs and $654 of other costs directly attributed to the restructuring plan. Of the total pretax charges of $20,623 incurred in the first nine months of 2002, the Global Adhesives operating segment recorded $17,174, the Full-Valu/Specialty operating segment recorded $1,100 and corporate office cost centers recorded $2,349.

         Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting rights on existing restricted stock held by certain employees subject to the restructuring. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

         The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

6. Derivatives: Derivatives consisted primarily of forward currency contracts (primarily to receive euros) used to manage foreign currency denominated liabilities. Because derivatives instruments outstanding were not designated as hedges, the gains and losses are recognized in the income statement as mark-to-market adjustments during the periods the derivative instrument is outstanding.

         Notional amounts outstanding at August 31, 2002 were $129,166, however, notional amounts are not a measure of the Company's exposure. As of August 31, 2002, the Company had forward contracts maturing between September 3, 2002 and November 20, 2002. The mark-to-market gains associated with these contracts were $216 for the three month and $1,540 for the nine month periods ended August 31, 2002. These gains were largely offset by the underlying foreign currency exposures for which these contracts relate.

7. Preferred Stock Redemption: On May 20, 2002 all shares of Series A preferred stock were redeemed at par value and a pro rata dividend paid for the second quarter on those shares for a total cost of $309.

8. Operating Segments: In the first quarter of fiscal 2002 and in connection with the current year restructuring initiatives (See Note 5, "Restructuring and Other Related Costs"), the Company fundamentally changed its management structure and philosophy of how its global adhesives operations were to be managed from an autonomous geographic regions perspective to a combined global operations perspective, focused on managing adhesive products and markets on a worldwide basis. These primary markets include adhesives for packaging, assembly (woodworking, appliances, etc.), converting, non-woven, automotive, graphic arts and footwear. In addition, the Company reorganized its management structure to manage these adhesives markets on a global basis. In this regard, the adhesives operations now have a newly created position of global manager who is responsible for the global adhesives operations and also have newly created positions responsible for global procurement and supply chain management, sales and product line management and manufacturing. The Company's management reporting has also been modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

         Because of these fundamental changes, effective in 2002, the Company has changed its segment reporting to present its adhesives operations globally. The Company will continue to report its specialty chemical product lines in a separate segment entitled Full-Valu/Specialty. Certain product lines previously included in the adhesives geographic business have been repositioned and are now included as a component of the Full-Valu/Specialty operating segment.

         Segment data for the three and nine month periods is as follows:

                                                                      13 Weeks Ended
                                          -----------------------------------------------------------------------
                                                   August 31, 2002                     September 1, 2001
                                          ---------------------------------    ----------------------------------
                                                       Inter-                                Inter-
                                            Trade      Segment   Operating        Trade      Segment   Operating
                                            Revenue    Revenue    Income         Revenue     Revenue     Income
                                          ---------- ---------- -----------    ----------- ---------- -----------
             Global Adhesives               $217,032    $1,166   $14,702         $217,921    $ 2,720      $17,180
             Full-Valu/Specialty              96,904        94     8,135           97,791        229        7,570
             Corporate and Unallocated             -    (1,260)        -                -     (2,949)           -
                                          ---------- ---------- -----------    ----------- ---------- -----------
             Total                          $313,936    $    -   $22,837         $315,712    $     -      $24,750
                                          ========== ========== ===========    =========== ========== ===========

                                                                      39 Weeks Ended
                                          -----------------------------------------------------------------------
                                                   August 31, 2002                     September 1, 2001
                                          ---------------------------------    ----------------------------------
                                                       Inter-                                Inter-
                                            Trade      Segment   Operating        Trade      Segment   Operating
                                            Revenue    Revenue     Income        Revenue     Revenue    Income
                                          ---------- ---------- -----------    ----------- ---------- -----------
             Global Adhesives               $637,653   $ 3,421   $38,599         $655,261    $ 6,228      $40,811
             Full-Valu/Specialty             288,925       566    20,936          295,892        913       21,836
             Corporate and Unallocated             -    (3,987)        -                -     (7,141)           -
                                          ---------- ---------- -----------    ----------- ---------- -----------
             Total                          $926,578   $     -   $59,535         $951,153    $     -      $62,647
                                          ========== ========== ===========    =========== ========== ===========

         Consistent with the Company's internal management reporting, the charges related to the restructuring plan are excluded from the segment operating income results. In addition, other income/(expense), net is excluded from the segment operating income because it consists primarily of items that are not controllable or impacted by management within the operating segments.

         Reconciliation of Operating Income to Income before Income Taxes:

                                                          13 Weeks Ended               39 Weeks Ended
                                                   ----------------------------  ---------------------------
                                                    August 31,    September 1,    August 31,   September 1,
                                                       2002           2001           2002          2001
                                                   ------------ ---------------  ------------ --------------
            Operating income                          $22,837      $24,750          $59,535       $62,647
            Restructuring and other related costs      (6,326)           -          (20,623)            -
            Interest expense                           (4,353)      (5,198)         (13,489)      (16,364)
            Gains (losses) from sales of assets           582         (145)             518         1,472
            Other income/(expense), net                 1,012       (1,392)             621        (3,701)
                                                   ------------ ---------------  ------------ --------------
            Income before income taxes                $13,752      $18,015          $26,562       $44,054
                                                   ============ ===============  ============ ==============

9. Recently Adopted Accounting Standards: In June 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, for which the Company had no such transactions. Effective December 2, 2001, the Company early adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life. Therefore, no goodwill amortization expense was incurred during the first nine months of 2002. Beginning December 2, 2001, goodwill is tested for impairment on an annual basis, and will be tested for impairment on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of a reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a discounted cash flow analysis.

         Had SFAS No. 142 been effective in fiscal year 2001, net income and earnings per share would have been reported as the following amounts:

                                                                     13 Weeks       39 Weeks
                                                                       Ended         Ended
                                                                    September 1,  September 1,
                                                                        2001          2001
                                                                    ------------  ------------
            Reported net income                                        $14,588       $31,497
            Add back goodwill amortization, net of tax benefit             916         2,886
                                                                    ------------  ------------
            Adjusted net income                                        $15,504       $34,383
                                                                    ============  ============

            Basic earnings per share:
            Net income as reported                                      $ 0.52        $ 1.13
            Add back goodwill amortization, net of tax benefit            0.04          0.10
                                                                    ------------  ------------
            Adjusted net income                                         $ 0.56        $ 1.23
                                                                    ============  ============

            Diluted earnings per share:
            Net income as reported                                      $ 0.51        $ 1.11
            Add back goodwill amortization, net of tax benefit            0.04          0.10
                                                                    ------------  ------------
            Adjusted net income                                         $ 0.55        $ 1.21
                                                                    ============  ============

         The three fiscal years prior to 2002 would have been reported as follows:

                                                                  52 Weeks        53 Weeks          52 Weeks
                                                                   Ended           Ended             Ended
                                                                 December 1,     December 2,     November 27,
                                                                    2001            2000             1999
                                                                ------------- ---------------  ---------------
            Reported net income                                   $44,439         $49,163          $43,370
            Add back goodwill amortization, net of tax benefit      3,857           3,879            3,444
                                                                ------------- ---------------  ---------------
            Adjusted net income                                   $48,296         $53,042          $46,814
                                                                ============= ===============  ===============
            Basic earnings per share:
            Net income as reported                                 $ 1.59          $ 1.77           $ 1.57
            Add back goodwill amortization, net of tax benefit       0.14            0.14             0.12
                                                                ------------- ---------------  ---------------
            Adjusted net income                                    $ 1.73          $ 1.91           $ 1.69
                                                                ============= ===============  ===============
            Diluted earnings per share:
            Net income as reported                                 $ 1.57          $ 1.74           $ 1.55
            Add back goodwill amortization, net of tax benefit       0.13            0.14             0.12
                                                                ------------- ---------------  ---------------
            Adjusted net income                                    $ 1.70          $ 1.88           $ 1.67
                                                                ============= ===============  ===============

                                                                     Purchased
            Balances of acquired intangible                        Technology &
            assets subject to amortization were:                      Patents       All Other       Total
                                                                  --------------- -------------- ------------
            As of August 31, 2002:
            Amortizable Intangible Assets:
                 Original cost                                        $34,044          $1,561       $35,605
                 Accumulated Amortization                             (18,115)           (964)      (19,079)
                                                                  --------------- -------------- ------------
            Total intangible assets, net                              $15,929            $597       $16,526
                                                                  =============== ============== ============
            As of December 1, 2001:
            Amortizable Intangible Assets:
                 Original cost                                        $34,044          $1,561       $35,605
                 Accumulated Amortization                             (16,309)           (892)      (17,201)
                                                                  --------------- -------------- ------------
            Total intangible assets, net                              $17,735           $ 669       $18,404
                                                                  =============== ============== ============

         Amortization expense of acquired intangible assets subject to amortization was $632 and $737 for the third quarter of 2002 and 2001, respectively and $1,900 and $2,483 for the first nine months of 2002 and 2001, respectively. Estimated amortization expense for acquired intangible assets recorded as of December 1, 2001 for the next five years is as follows:

                 Year    Amortization Expense
                 ----    --------------------
                 2003            $2,471
                 2004            $2,082
                 2005            $2,079
                 2006            $2,073
                 2007            $2,068

         The Company completed its transitional impairment analysis during the second quarter of fiscal 2002 and determined that no changes to the carrying value of goodwill and other intangible assets were required as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually, and will be tested on an interim basis if an event occurs or circumstances change that would indicate the carrying value may be impaired.

10. Recently Issued Accounting Standard: In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt this standard for its fiscal year beginning December 1, 2002. The impact of adopting this accounting standard is not expected to have a material effect on the financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company will adopt this standard for exit and disposal activities initiated after December 31, 2002. The impact of adopting this accounting standard will not have a material effect on the financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------
Net sales in the third quarter of 2002 of $313.9 million were $1.8 million or
0.6 percent less than the net sales of $315.7 million in the third quarter of 2001. Sales volume decreased 1.5 percent as the Company continues to be negatively impacted by the overall weakness in the global economy. Selling prices decreased 1.4 percent and the effects from foreign currency fluctuations as compared to the U.S. dollar resulted in a positive 2.3 percent. The relative strengthening of the euro as compared to the U.S. dollar during the third quarter of 2002 was the primary reason for the positive currency variance. Also contributing to the positive currency variance was the strengthening against the U.S. dollar of the Australian dollar and British pound.

For the first nine months of 2002, net sales of $926.6 million were 2.6 percent less than the net sales of $951.2 million posted in the same period of 2001. Unit volume decreased 1.6 percent, selling prices were down 1.1 percent while the effects of currency were a positive 0.1 percent as compared to the same period in 2001.

In the Global Adhesives segment, net sales of $217.0 million in the third quarter of 2002 were $0.9 million or 0.4 percent less than the third quarter of 2001. Selling price decreases of 1.9 percent and volume decreases of 1.4 percent offset positive currency effects, primarily from the stronger euro, of 2.9 percent. Sales to the footwear and nonwoven markets in the third quarter of 2002 were well ahead of the third quarter of 2001. Increased market share, primarily in the Asia/Pacific region, was the main reason for the sales growth in footwear in the third quarter of 2002 as compared to the same period in 2001. The nonwoven market is one that is more recession-proof than other markets due to the fact that products such as disposable diapers are used regardless of economic conditions. The sales growth in nonwoven was driven by additional volume in the Europe region and also the positive currency effects from the strengthening of the euro against the U.S. dollar, as compared to the third quarter of 2001.

Positive sales results were also posted in the automotive market in the third quarter of 2002 as compared to the third quarter of 2001. Auto manufacturers' retail incentive programs and low interest rates contributed to increases in vehicle sales as compared to last year. On the negative side, markets impacted more severely by the sluggish economy were assembly, graphic arts and converting.

Net sales for the first nine months of 2002 in the Global Adhesives segment of $637.7 million were $17.6 million or 2.7 percent less than net sales in the first nine months of 2001. Sales volume decreased 1.5 percent and selling prices decreased 1.2 percent as compared to last year. There was no net effect of currency fluctuations on the net sales for the first nine months of 2002 as compared to the same period last year. The automotive and nonwoven markets recorded the strongest sales performance in the first nine months of 2002 as compared to the same period in 2001. Similar to the third quarter results, assembly, graphic arts and converting reported the largest decreases for the first nine months of 2002.

In the Full-Valu/Specialty segment, net sales in the third quarter of 2002 of $96.9 million were $0.9 million or 0.9 percent less than the net sales in the third quarter of 2001. Sales volume decreased 1.4 percent, selling prices decreased 0.3 percent and currency fluctuations had a positive 0.8 percent impact. The window market was the strongest performer in Full-Valu/Specialty in the third quarter of 2002 as compared to the third quarter of 2001. The relative strength of the U.S. housing market was one reason for the higher sales to the window market. The consumer market also reported a sales increase in the third quarter as compared to last year, however this increase was principally attributed to positive currency impacts from Australia and New Zealand. The liquid paints market in Central America had a sales decrease in the third quarter of 2002 as the slow economies in that region had a negative impact on paint sales. The powder coatings market, which is primarily in North America also was impacted by the slow economy as sales in this market decreased in the third quarter of 2002 as compared to the same period in 2001.

Through the first nine months of 2002, net sales of $288.9 million in the Full-Valu/Specialty segment were 2.4 percent less than the net sales recorded in the first nine months of 2001. Sales volume was down 1.7 percent, selling prices decreased 1.0 percent and currency fluctuations had a positive 0.3 percent impact. The window market has shown the largest sales increase over last year. TEC product sales also increased over last year. The largest sales decreases in the Full-Valu/Specialty segment through the first nine months of 2002 as compared to the same period in 2001 were from powder coatings and Foster products.

The consolidated gross profit margin of 26.8 percent in the third quarter of 2002 was 0.4 percentage points less than the 27.2 percent margin in the third quarter of 2001. The main reason for the lower margin in 2002 as compared to 2001 was $4.5 million of added costs of sales in 2002 due to the restructuring plan that is discussed further below in this Management Discussion and Analysis (MD&A). These costs reduced the gross profit margin in the third quarter of 2002 by 1.4 percentage points. As a percentage of sales, raw material costs in the third quarter of 2002 were less than the raw material costs in the third quarter of 2001. Through the first nine months of 2002 the gross profit margin was 26.6 percent as compared to 27.0 percent for the same period in 2001. On a year-to-date basis in 2002 the costs of sales related to the restructuring plan were $14.6 million, which reduced the 2002 margin by 1.6 percentage points.

Selling, administrative and other (SG&A) expenses of $67.7 million in the third quarter of 2002 were $6.5 million or 10.6 percent above the SG&A expenses of $61.2 million in the third quarter of 2001. As a percent of sales SG&A expenses in the third quarter of 2002 were 21.6 percent as compared to 19.4 percent for the same period in 2001. SG&A expenses related to the restructuring plan that is discussed further below in this MD&A were $1.8 million in the third quarter of 2002. These restructuring-related expenses increased the SG&A expense percentage of sales by 0.6 percentage points. Other reasons for the increase in SG&A expenses in 2002 as compared to 2001 were reduced income from the U.S. pension and postretirement benefit plans, increased management bonus accruals and increases due to the stronger foreign currencies as compared to the U.S. dollar. These items are discussed in further detail below in this MD&A. For the first nine months of 2002 SG&A expenses of $207.9 million were $13.8 million or 7.1 percent more than the SG&A expenses for the same period in 2001. The restructuring-related expenses included in SG&A expenses for the first nine months of 2002 were $6.0 million.

Interest expense and other income/expense, net, are discussed later in this MD&A as they are not impacted by the restructuring plan.

Net income in the third quarter of 2002 of $9.2 million was $5.4 million or 36.9 percent below the net income in the third quarter of 2001. The diluted net income per common share was $0.32 in 2002 as compared to $0.51 in the third quarter of 2001. The net income in the third quarter of 2001 included a one-time income tax benefit of $2.6 million or $0.09 per diluted share. The impact on the third quarter 2002 net income from the costs related to the restructuring plan was negative $3.9 million or $0.14 per diluted share. For the first nine months of 2002 net income was $17.8 million as compared to the net income before the cumulative effect of an accounting change of $32.0 million for the first nine months of 2001. The income per diluted share for the first nine months of 2002 was $0.62 as compared to $1.13 for the first nine months of 2001. The restructuring plan impact on net income for the first nine months of 2002 was negative $12.9 million or $0.45 per diluted share. As reported above, the 2001 net income includes a one-time income tax benefit of $2.6 million or $0.09 per diluted share.

During the third quarter of 2002, the Company recorded pretax charges of $6,326 ($3,931 after tax and minority interests) in connection with its restructuring plan that was announced on January 15, 2002. For the first nine months of 2002 pretax charges recorded were $20,623 ($12,925 after tax and minority interests). The plan, which was contemplated in 2001, but approved and implemented throughout 2002, calls for the elimination of approximately 20 percent of current manufacturing capacity. Twelve manufacturing facilities will be closed within the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment one manufacturing facility will be closed and one production line will be shut down in another facility. Also included in the plan is the evaluation, upgrading and realignment of the sales force in the Global Adhesives operating segment. By reducing capacity and eliminating other cost structures management currently estimates that upon completion of the restructuring plan, costs will be reduced $10 to $12 million annually. These savings, consisting primarily of reduced employee-related costs and reduced depreciation expenses were approximately $0.8 million in the third quarter of 2002. There were minimal savings realized in the first and second quarters of 2002. Implementation of the plan will result in the elimination of approximately 450 positions of which approximately 350 have been accounted for in the first nine months of 2002. The reduction of 450 positions will be offset by hiring approximately 175 employees, primarily in manufacturing facilities that will take on additional volume transferred from facilities that will be closed as part of the restructuring plan, and in sales-related positions as part of the upgrading and realignment of the sales force.

In connection with the 2002 restructuring plan, the Company expects to record net pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001, and net of any gains associated with property sales subject to the restructuring plan. These charges will include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan offset by any gains resulting from property sales subject to the restructuring plan. The net charges remaining to be recorded will be incurred primarily in the fourth quarter of 2002, with certain employee related charges to be recorded in the first half of 2003. Cash costs of the plan are expected to be $20 to $25 million, of which $6.3 million have been incurred as of August 31, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                           Employee
(Dollars in thousands)                     Severance      Accelerated
                                          and Benefits    Depreciation     Other         Total
                                          ------------    ------------   ----------   -----------
Balance at December 2, 2001                   $   349        $     -      $   176       $   525
2002 charges (pretax)
      First quarter                             4,784          1,637        1,254         7,675
      Second quarter                            2,831          2,830          961         6,622
      Third quarter                             1,572          1,501        3,253         6,326
                                          -------------- -------------- ------------- -----------
      Total charges                             9,187          5,968        5,468        20,623

Non-cash charges                                 (837)        (5,968)                    (6,805)
Currency change effect                              -                         276           276
Cash payments                                  (3,860)                     (2,421)       (6,281)
                                          --------------                ------------- -----------
Total liabilities at August 31, 2002            4,839                       3,499         8,338
Long-term portion of liabilities                    -                      (2,177)       (2,177)
                                          --------------                ------------- -----------
Current liabilities at August 31, 2002        $ 4,839                     $ 1,322       $ 6,161
                                          ==============                ============= ===========

The total pretax charges of $6,326 in the third quarter of 2002 were included in the income statement as: $4,525 in cost of sales and $1,801 in SG&A. The $4,525 in cost of sales consisted of $144 of employee severance and benefits, $1,471 of accelerated depreciation, $1,713 of adverse lease termination costs and $1,197 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as; equipment tear down and decommissioning, facility maintenance and cleanup, equipment and inventory relocation and employee relocation. The $1,801 in SG&A expenses consisted of $1,428 of employee severance and benefits, $30 of accelerated depreciation and $343 of other costs directly attributed to the restructuring plan. Of the total pretax charges of $6,326 incurred in the third quarter of 2002 the Global Adhesives operating segment recorded $5,471, the Full-Valu/Specialty operating segment recorded $144 and corporate office cost centers recorded $711.

Through the first nine months of 2002, total pretax charges of $20,623 were included in the income statement as: $14,623 in cost of sales and $6,000 in SG&A expenses. The $14,623 in cost of sales consisted of $4,153 of employee severance and benefits, $5,834 of accelerated depreciation, $3,128 of lease termination costs and $1,508 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as; equipment tear down and decommissioning, facility maintenance and cleanup, equipment and inventory relocation and employee relocation. The $6,000 in SG&A expenses consisted of $5,034 of employee severance and benefits, $134 of accelerated depreciation, $178 of lease termination costs and $654 of other costs directly attributed to the restructuring plan. Of the total pretax charges of $20,623 incurred in the first nine months of 2002, the Global Adhesives operating segment recorded $17,174, the Full-Valu/Specialty operating segment recorded $1,100 and corporate office cost centers recorded $2,349.

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

The following is supplemental unaudited consolidated statement of income information. Financial results for the three- and nine-month periods ended August 31, 2002 include net charges relating to the Company's restructuring plan that was announced on January 15, 2002. The information included in the following table is not intended to be presented in accordance with SEC guidelines for pro forma financial information and should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America. It is provided to assist an investor's understanding of the impact of the aforementioned restructuring plan on the comparability of the Company's operations. The table below is an analysis that reflects as reported amounts as well as pro forma amounts that reflect the impact to ongoing operations of the restructuring plan.

                                                             13 Weeks Ended - August 31, 2002
                                                         -----------------------------------------
(Dollars in thousands, except per share amounts)                         Special      Excluding     13 Weeks Ended
                                                         As Reported       Items    Special Items  September 1, 2001
                                                         ------------- ------------ -------------- ------------------
Net sales                                                  $ 313,936       $     -    $ 313,936          $ 315,712
Cost of sales                                               (229,752)       (4,525)    (225,227)          (229,789)
                                                         ------------- ------------ -------------- ------------------
Gross profit                                                  84,184        (4,525)      88,709             85,923
Selling, administrative and other expenses                   (67,673)       (1,801)     (65,872)           (61,173)
Interest expense                                              (4,353)            -       (4,353)            (5,198)
Other income/(expense), net                                    1,594             -        1,594             (1,537)
                                                         ------------- ------------ -------------- ------------------
Income before tax and minority interests                      13,752        (6,326)      20,078             18,015
Income taxes                                                  (4,728)        2,302       (7,030)            (3,676)
Minority interests                                               (74)           93         (167)              (177)
Income from equity investments                                   249             -          249                426
                                                         ------------- ------------ -------------- ------------------
Net income                                                 $   9,199       $(3,931)   $  13,130          $  14,588
                                                         ============= ============ ============== ==================
Income per diluted share:
Net Income                                                 $    0.32       $ (0.14)   $    0.46          $    0.51
                                                         ============= ============ ============== ==================

                                                            39 Weeks Ended - August 31, 2002
                                                          -----------------------------------------
(Dollars in thousands, except per share amounts)                           Special     Excluding     39 Weeks Ended
                                                          As Reported       Items    Special Items  September 1, 2001
                                                          ------------  ------------ -------------- ------------------
Net sales                                                  $ 926,578      $      -    $ 926,578          $ 951,153
Cost of sales                                               (679,779)      (14,623)    (665,156)          (694,442)
                                                          ------------- ------------ -------------- ------------------
Gross profit                                                 246,799       (14,623)     261,422            256,711
Selling, administrative and other expenses                  (207,887)       (6,000)    (201,887)          (194,064)
Interest expense                                             (13,489)            -      (13,489)           (16,364)
Other income/(expense), net                                    1,139             -        1,139             (2,229)
                                                          ------------- ------------ -------------- ------------------
Income before tax and minority interests                      26,562       (20,623)      47,185             44,054
Income taxes                                                  (9,248)        7,267      (16,515)           (12,790)
Minority interests                                              (681)          431       (1,112)              (687)
Income from equity investments                                 1,167             -        1,167              1,421
                                                          ------------- ------------ -------------- ------------------
Income before cumulative effect of accounting change          17,800       (12,925)      30,725             31,998
Cumulative effect of accounting change                             -             -            -               (501)
                                                          ------------- ------------ -------------- ------------------
Net income                                                 $  17,800      $(12,925)   $  30,725          $  31,497
                                                          ============= ============ ============== ==================

Income per diluted share:
Before cumulative effect of accounting change              $    0.62         (0.45)   $    1.08          $    1.13
Cumulative effect of accounting change                             -             -            -              (0.02)
                                                          ------------- ------------ -------------- ------------------
Net Income                                                 $    0.62      $  (0.45)   $    1.08          $    1.11
                                                          ============= ============ ============== ==================

The following discussion of results excludes the impact of the restructuring plan for the three- and nine-month periods.

The consolidated gross profit margin in the third quarter of 2002 of 28.3 percent was 1.1 percentage points higher than the 27.2 percent posted in the third quarter of 2001. Lower raw material costs were the main reason for the improved margin. The third quarter margin benefited from the successful negotiation of raw material prices with key suppliers by internal strategic sourcing teams. These teams focus on key cost areas and negotiate terms on a global basis utilizing the Company's worldwide purchasing leverage. The impact on the third quarter gross profit margin from these successful negotiations was a positive 0.3 percentage points of which approximately 75 percent related to the effect of retroactive pricing adjustments to December 2001. Through nine months of 2002 the gross profit margin was 28.2 percent as compared to 27.0 percent for the first nine months of 2001.

SG&A expenses of $65.9 million in the third quarter of 2002 were $4.7 million or
7.7 percent more than the SG&A expenses in the third quarter of 2001. Included in the 2002 expenses as compared to 2001 was a decrease of approximately $2.3 million in U.S. pension and other postretirement income. The $2.3 million represents 75 percent of the total decrease in U.S. pension and other postretirement income of nearly $3.0 million. The remaining decrease of $0.7 million was included in cost of sales. Another significant reason for the increase in SG&A expenses as compared to 2001 was that management bonus accruals were approximately $2.7 million higher in the third quarter of 2002 as compared to the third quarter of 2001. In the third quarter of 2001, the Company was not achieving its financial targets for the year, therefore the management bonus accruals were reduced accordingly. In 2002, the annual targets are still within reach, therefore the bonus accruals have not been reduced. One other factor that resulted in higher expenses in 2002 as compared to 2001 was the stronger foreign currencies as compared to the U.S. dollar. This impact, which was positive on the revenue line of the income statement, was negative in terms of higher SG&A expenses. The expenses in the third quarter of 2002 were approximately $1.3 million higher than in the third quarter of 2001 due to the stronger foreign currencies.

Through the first nine months of 2002, SG&A expenses of $201.9 million were $7.8 million or 4.0 percent more than the SG&A expenses incurred in the first nine months of 2001. As a percentage of net sales the expenses in 2002 were 21.8 percent as compared to 20.4 percent in 2001. The reduction in U.S. pension and other postretirement income was approximately $6.8 million in the first nine months of 2002 as compared to the same period in 2001. The management bonus accruals were $4.6 million higher in 2002 as compared to the first nine months of 2001. Mitigating the effect of these factors on SG&A expenses were spending controls and reduced employee census. Employee census at August 31, 2002 was 4,704 as compared to 4,926 at September 1, 2001. Of the net reduction of 222 employees, 109 were included in SG&A expenses and 117 were included in cost of sales.

Interest expense of $4.4 million in the third quarter of 2002 was $0.8 million less than last year. Lower average debt levels, combined with lower interest rates, resulted in the lower interest expense. Through nine months of 2002 interest expense of $13.5 million was $2.9 million less than the first nine months of 2001, also due to the lower average debt levels and interest rates.

Other income/expense, net was income of $1.6 million in the third quarter of 2002 as compared to expense of $1.5 million in the third quarter of 2001. The 2002 results exclude goodwill amortization expense due to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". The standard eliminated the systematic amortization of goodwill. The third quarter of 2001 included goodwill amortization expense of $1.0 million. Currency effects resulted in gains of $0.7 million in the third quarter of 2002 as compared to losses of $0.3 million in the third quarter of 2001. The third quarter of 2002 also included net gains from sales of assets of $0.6 million as compared to net losses in the third quarter of 2001 of $0.1 million. One property sale in North America resulted in a gain of approximately $0.9 million in 2002. For the first nine months of 2002 other income/expense, net was income of $1.1 million as compared to expense of $2.2 million in the first nine months of 2001. The 2001 results included $3.0 million of goodwill amortization expense. The net gains on sales of assets were $0.5 million in the first nine months of 2002 as compared to net gains of $1.5 million in the same period of 2001. The 2001 results included a gain on the sale of an investment in Japan of $1.6 million. The currency effects in 2002 resulted in gains of $0.1 million as compared to losses of $0.6 million in 2001.

The income tax rate in the third quarter and the first nine months of 2002 was 35 percent. The tax rate in the third quarter of 2001 was 20.4 percent. The 2001 rate was reduced by a one-time tax benefit of $2.6 million resulting from changes in the Company's European legal structure. The changes allowed the Company to take advantage of tax losses that were not previously recognizable under accounting principles generally accepted in the United States of America. Excluding the one-time benefit, the income tax rate in both the third quarter and first nine months of 2001 was 35 percent.

Net income was $13.1 million or $0.46 per diluted share in the third quarter of 2002. For the same period of 2001 net income was $14.6 million or $0.51 per diluted share. The $2.6 million one-time tax benefit recorded in the third quarter of 2001 had a positive $0.09 per diluted share impact on the 2001 results.

Through the first nine months of 2002, net income was $30.7 million or $1.08 per diluted share. For the same period in 2001, net income before the cumulative effect of an accounting change was $32.0 or $1.13 per diluted share. Excluding the one-time tax benefit, net income per diluted share for the first nine months of 2001 would have been $1.04.

Operating Segment Results
-------------------------

Consistent with the Company's internal management reporting, the charges related to the restructuring plan are excluded from the segment operating income results. In addition, other income/(expense), net is excluded from the segment operating income because it consists primarily of items that are not controllable or impacted by management within the operating segments.

In the first quarter of fiscal 2002 and in connection with the current year restructuring initiatives, the Company fundamentally changed its management structure and philosophy of how its global adhesives operations were to be managed from an autonomous geographic regions perspective to a combined global operations perspective, focused on managing adhesive products and markets on a worldwide basis. These primary markets include adhesives for packaging, assembly (woodworking, appliances, etc.), converting, non-woven, automotive, graphic arts and footwear. In addition, the Company reorganized its management structure to manage these adhesives markets on a global basis. In this regard, the adhesives operations now have a newly created position of global manager who is responsible for the global adhesives operations and also have newly created positions responsible for global procurement and supply chain management, sales and product line management and manufacturing. The Company's management reporting has also been modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

Because of these fundamental changes, effective in 2002, the Company has changed its segment reporting to present its adhesives operations globally. The Company will continue to report its specialty chemical product lines in a separate segment entitled Full-Valu/Specialty. Certain product lines previously included in the adhesives geographic business have been repositioned and are now included as a component of the Full-Valu/Specialty operating segment.

The Global Adhesives operating segment recorded operating income of $14.7 million in the third quarter of 2002 as compared to $17.2 million in the third quarter of 2001. The gross profit margin increased from 24.6 percent in the third quarter of 2001 to 25.7 percent in the third quarter of 2002. Lower raw material costs were the main reason for the improved margin. SG&A expenses, primarily due to the reduced U.S. pension and postretirement income and the higher management bonus accruals, increased $4.5 million or 12.5 percent compared to the third quarter of 2001. Operating income as a percent of sales was 6.8 percent in the third quarter of 2002 as compared to 7.9 percent in the third quarter of 2001. Through the first nine months of 2002 the operating income in the Global Adhesives segment of $38.6 million was $2.2 million or 5.4 percent less than the operating income for the first nine months of 2001. As a percent of sales the 2002 operating income was 6.1 percent as compared to 6.2 percent in 2001.

In the Full-Valu/Specialty segment operating income in the third quarter of 2002 was $8.1 million as compared to $7.6 million in the third quarter of 2001. The gross profit margin increased 1.1 percentage points to 34.1 percent. SG&A expenses of $24.9 million were $0.2 million higher than last year. As a percent of sales the operating income in the third quarter of 2002 was 8.4 percent as compared to 7.7 percent in the third quarter of 2001. Operating income for the first nine months of 2002 was $20.9 million as compared to $21.8 million in the first nine months of 2001.

Liquidity and Capital Resources
-------------------------------
Note: Cash flow and balance sheet discussion includes the impact from the restructuring and other related costs.

Net cash provided from operating activities for the first nine months of 2002 was $62.8 million as compared to $55.1 million in the first nine months of 2001. Net income, including the restructuring and other related charges was $17.8 million as compared to $31.5 million for the same period in 2001. The after-tax effect of the restructuring and other related charges was a loss of $12.9 million. Offsetting this loss from a cash flow standpoint was the accelerated depreciation related to the plan of $6.0 million and the increase (source of cash) in the restructuring liability of $7.6 million. The increase in management bonus accruals of $4.6 million in 2002 as compared to 2001 also was a positive cash flow item that offset the additional expense in the income statement. The change in inventories resulted in a use of cash of $4.1 million in 2002 as compared to a source of cash of $4.4 million in 2001. A key factor in the increase in inventories related to the restructuring plan, especially in North America. As plants prepared for closure, inventory levels were increased at other facilities to avoid any disruption in service levels.

Cash used in investing activities was $21.9 million for the first nine months of 2002 as compared to $23.6 for the same period in 2001. Capital expenditures were $25.3 million in 2002 and $24.5 million in 2001. Proceeds from sales of assets were $3.4 million in 2002 as compared to $4.4 million in 2001. The 2001 figure includes $1.6 million related to the sale of an investment in Japan. There were no purchased investments in the first nine months of 2002. In the first nine months of 2001 there was a $3.5 million use of cash related to the purchase of two separate investments.

Net cash used in financing activities was $49.8 million in the first nine months of 2002 as compared to $31.1 million for the same period in 2001. In the first nine months of 2002, net cash used to reduce debt was $40.9 million. In the first nine months of 2001, net cash used to reduce debt was $21.8 million. The ratio of total debt to total capitalization was 29.9 percent at August 31, 2002 as compared to 35 percent at December 1, 2001 and 38.3 percent at September 1, 2001.

Euro Currency Conversion
------------------------
There were no significant developments in the first nine months of 2002 as the Company changed its functional currency for its European adhesives operations to the euro effective December 2, 2001.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Market Risk: The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: The Company is exposed to changes in interest rates primarily as a result of borrowing activities used to fund operations. The Company uses committed floating rate credit facilities to fund a portion of its operations.

Management believes that probable near-term changes in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. The impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt would not be material.

Foreign Exchange Risk: As a result of being a global enterprise, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 44 percent of net revenue is generated outside of the United States. The principal foreign currency exposures relate to the euro, British pound, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. The Company does not enter into any speculative positions with regard to derivative instruments. See Note 6 to consolidated financial statements.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers and vinyl acetate monomer. Natural raw materials such as starch, dextrines and natural latex are also used in the manufacturing processes. Management attempts to find multiple sources for all of its raw materials. While alternate sources for most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, or if unusual demand causes products to be subject to allocation, shortages could occur.

In 2001, the Company purchased more than $600 million of raw materials, its single largest expenditure item. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts which limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The Company also uses the leverage created by having substitute raw materials approved for use wherever possible to minimize the impact of possible price increases.

Item 4. Controls and Procedures
-------------------------------

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits

      10.1 Third Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated April 19, 2002

      10.2     Letter Agreement with Raymond A. Tucker

      12       Computation of Ratios

      99.1     Form of 906 Certification - Albert P.L. Stroucken

      99.2     Form of 906 Certification - Raymond A. Tucker

(b)   Reports on Form 8-K.

      Two Form 8-Ks were filed during the quarter ended August 31, 2002 to:

         Report the financial results for the second quarter of 2002 on June 26, 2002. Comply with Regulation FD Disclosure, Statements Under Oath, on August 9, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H.B. Fuller Company

Dated: October 15, 2002                 /s/ Raymond A. Tucker
                                        ------------------------------------
                                        Raymond A. Tucker
                                        Senior Vice President and
                                        Chief Financial Officer

                                  Exhibit List

Exhibits

10.1 Third Declaration of Amendment to the Retirement Plan for Directors of H.B. Fuller Company dated April 19, 2002

10.2     Letter Agreement with Raymond A. Tucker

12       Computation of Ratios

99.1     Form of 906 Certification - Albert P.L. Stroucken

99.2     Form of 906 Certification - Raymond A. Tucker

                                 CERTIFICATIONS

I, Albert P.L. Stroucken, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of H.B. Fuller
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002


/s/ Albert P.L. Stroucken
-----------------------------------------------
Albert P.L. Stroucken
Chairman, President and Chief Executive Officer

I, Raymond A. Tucker, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of H.B. Fuller
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/s/ Raymond A. Tucker
-------------------------------------------------
Raymond A. Tucker
Senior Vice President and Chief Financial Officer