Form 10-K
period 2002-11-30
FULLER H B CO
filed 2003-02-28
CIK 39368

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K405

 (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 2002

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
          For the transition period from____________ to ____________

                         Commission File No. 001-09225

                              H.B. FULLER COMPANY
            (Exact name of registrant as specified in its charter)

                 Minnesota                           41-0268370
              (State or other
              jurisdiction of
             incorporation or                     (I.R.S. Employer
               organization)                     Identification No.)

             1200 Willow Lake
           Boulevard, St. Paul,
                 Minnesota                           55110-5101
           (Address of principal
            executive offices)                       (Zip Code)

         (Registrant's telephone number, including area code)
         (651) 236-5900

         Securities registered pursuant to Section 12(b) of the Act:

                                              (Name of each exchange on
           (Title of each class)                  which registered)
           ---------------------                  -----------------
              Common Stock, par
         value $1.00 per share                 New York Stock Exchange
              Common Stock
         Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                               (Title of class)

--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 1, 2002 was approximately $797,137,000 (based on the closing price of such stock as quoted on the NASDAQ National Market ($28.85) on such date).

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, was 28,379,333 as of January 31, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference to portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2003.

                              H.B. FULLER COMPANY

                      2002 Annual Report on Form 10-K405

                               Table of Contents

                                               PART I
                                                                                                Page
                                                                                                ----
Item 1.  Business..............................................................................   3
Item 2.  Properties............................................................................   5
Item 3.  Legal Proceedings.....................................................................   5
Item 4.  Submission of Matters to a Vote of Security Holders...................................   6
         Executive Officers of the Registrant..................................................   6

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................   8
Item 6.  Selected Financial Data...............................................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   9
Item 7A. Quantitative and Qualitative Disclosures about Market Risk............................  21
Item 8.  Financial Statements and Supplementary Data...........................................  23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  48

                                              PART III

Item 10. Directors and Executive Officers of the Registrant....................................  49
Item 11. Executive Compensation................................................................  49
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters.............................................................................  49
Item 13. Certain Relationships and Related Transactions........................................  49
Item 14. Controls and Procedures...............................................................  49
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  50
         Signatures............................................................................  54
         Certifications........................................................................  55

                                    PART I

Item 1.  Business

H.B. Fuller Company (the "Company") is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 36 countries in North America, Europe, Latin America and the Asia/Pacific region.

The largest business segment is comprised of industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear. Adhesives represent nearly 70 percent of global net revenue and are manufactured and distributed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

The Company is also a producer and supplier of specialty chemical products for a variety of applications such as ceramic tile application, HVAC insulation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty hot melt products for packaging applications, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 30 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

Segment Information. In fiscal 2002 and in connection with the current year restructuring initiatives (See Note 3 to the Consolidated Financial Statements, "Restructuring and Other Related Costs"), the management structure and philosophy fundamentally changed how the global adhesives operations were managed. The Company's perspective changed from autonomous geographic regions to combined global operations, focused on managing adhesive products and markets on a worldwide basis. Prior years' results were restated to reflect the realigned organization. The primary markets include adhesives for packaging, assembly, converting, nonwoven, automotive, graphic arts and footwear. In addition, the management structure was reorganized to manage these adhesives markets on a global basis. In this regard, the General Manager--Global Adhesives is responsible for manufacturing, sales and product line management. Management reporting has also been modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

The specialty chemical product lines continue to be reported as a separate segment named Full-Valu/Specialty. Certain product lines previously included in the adhesives geographic business have been repositioned and are now included in the Full-Valu/Specialty operating segment.

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit minus selling, administrative and other expenses ("SG&A"). Expenses resulting from restructuring initiatives are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment sales are recorded at cost plus a minor markup for administrative costs.

Non-U.S. Operations. The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Operations overseas face varying degrees of economic and political risk. At the end of 2002, there were manufacturing plants in 16 countries outside the United States and satellite sales offices in another 19 countries.

Competition. The Company sells a wide variety of products in numerous markets, each of which is highly competitive. Many of the Company's competitors are part of large multi-national companies and may have more resources than the Company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit. This may impair the Company's ability to grow or even to maintain current levels of revenues and earnings.

The principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, customer service, technical service, quality and price.

Customers. Of the $1,256.2 million net revenue to unaffiliated customers in 2002, $747.8 million was sold through North American operations. No single customer accounted for more than 10% of consolidated net revenue.

Backlog. Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at November 30, 2002, December 1, 2001, or December 2, 2000.

Raw Materials. The principal raw materials used to manufacture products include resins, polymers, vinyl acetate monomer, starch, dextrines and natural latex. The Company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, shortages of some materials could occur.

Additionally for certain products produced, the substitution of key raw materials may require the Company to reformulate, retest or seek re-approval from customers using those products.

Many of the Company's raw materials are petroleum-based derivatives. Under normal conditions, all of these raw materials are generally available on the open market, although prices and availability are subject to fluctuation. In general, higher oil and gas costs result in higher prices for the Company's raw materials.

The Latin American and Asia/Pacific operations import many of their raw materials. Extended delivery schedules of these materials are common, thereby requiring maintenance of higher inventory levels.

Patents, Trademarks and Licenses. Much of the technology used in manufacturing adhesives and other specialty chemicals is in the public domain. For technology not in the public domain, the Company relies on trade secrets and patents when appropriate to protect its know-how. The Company also licenses some patented technology from other sources. Management does not believe its business is materially dependent upon licenses or similar rights or on any single patent or group of related patents.

There are agreements with many employees to protect rights to technology and intellectual property. Confidentiality commitments also are routinely obtained from customers, suppliers and others to safeguard proprietary information.

Trademarks, such as Advantra, Sesame and Plasticola, are important in marketing products.

Research and Development. The Company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $17.9 million, $19.0 million and $18.4 million in 2002, 2001 and 2000, respectively. These costs are included in selling, administrative and other expenses. While the Company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

Environmental, Health and Safety. The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Management regularly reviews and upgrades its environmental policies, practices and procedures and seeks improved production methods that reduce waste coming out of its facilities, particularly toxic waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the next two years are estimated to be approximately $11.0 million, including approximately $2.2 million of capital expenditures.

--See additional disclosure under Item 3, Legal Proceedings.

Employees. Approximately 4,600 individuals were employed on November 30, 2002, of which approximately 1,900 individuals were employed in the United States. Unions represent a small number of these employees.

Available Information. For more information about the Company, visit our website at: http://www.hbfuller.com.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. The Company's SEC filings are available to the public at our website as soon as reasonably practicable after they have been filed with the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning the Company at the following address:

   Office of the Corporate Secretary
   H.B. Fuller Company
   1200 Willow Lake Boulevard
   P.O. Box 64683
   St. Paul, Minnesota 55164-0683
   (651) 236-5825

Item 2.  Properties

The Company's principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 19 plants located throughout the United States and at 20 manufacturing plants (two leased) located in 16 other countries. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked.

The Global Adhesives and Full-Valu/Specialty segments operate 12 and 7 plants, respectively in the United States and 14 and 6 plants, respectively outside the United States.

Item 3.  Legal Proceedings

Environmental Remediation. The Company is subject to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances. The Company is currently involved in administrative proceedings or lawsuits under CERCLA or such state laws relating to clean-up of 13 sites. The future costs in connection with all of these matters have not been determined due to such factors as the unknown timing and extent of the remedial actions which may be required, the full extent of clean-up costs and the amount of the Company's liability in consideration of the liability and financial resources of the other potentially responsible parties. However, based on currently available information, management believes that any liabilities allocated to it in these administrative proceedings or lawsuits, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Requests for information have been received from federal, state or local government entities regarding six other contaminated sites. The Company has not been named as a party to any administrative proceedings or lawsuits relating to the clean-up of these sites, therefore has no liability recorded for such items.

From time to time management becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $0.1 million or more (exclusive of interest and litigation costs). Based on currently available information, management does not believe that such compliance matters or alleged violations of laws and regulations, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Other Legal Proceedings. The Company and certain of its subsidiaries are named as defendants in a number of actions and claims, including product liability claims involving products now or formerly manufactured and sold by the Company or certain of its subsidiaries. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding and differences in applicable law. Based on currently available information, management does not believe that an adverse outcome in any pending legal proceedings individually or in aggregate would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Although management currently believes a material impact on its consolidated financial position, results of operations or cash flows is remote for these claims, due to the inherent nature of litigation, there can be no absolute certainty the Company will not incur charges above the presently recorded liabilities. Amounts recorded for other legal proceedings are not significant at November 30, 2002.

A subsidiary of the Company is a defendant or co-defendant in a number of exterior insulated finish systems ("EIFS") related lawsuits. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. The Company has accrued $4.1 million for the probable liabilities and $2.3 million for insurance recoveries in connection with all such claims. The Company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the quarter ended November 30, 2002.

Executive Officers of the Registrant

The following table shows the name, age and business experience of the executive officers as of January 31, 2003 for the past five years. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name                  Age                    Positions                         Period Served
----                  ---                    ---------                         -------------
Albert P.L. Stroucken 55  Chairman of the Board                            October 1999-Present
                          President and Chief Executive Officer            April 1998-Present
                          General Manager, Inorganics Division, Bayer AG   1997-1998

Raymond A. Tucker     57  Senior Vice President                            October 1999-Present
                          Chief Financial Officer                          July 1999-Present
                          Treasurer                                        July-October, 1999
                          Senior Vice President, Inorganic Products,       1997-1999
                          Industrial Chemicals Division, Bayer Corporation

James R. Conaty       55  President and CEO, EFTEC North America L.L.C.    April 1997-Present
                          President and CEO, EFTEC Latin America, S.A.     April 1997-Present
                          President and CEO, H.B. Fuller Automotive        1994-Present

Jose Miguel Fuster    63  Group President, H.B. Fuller Latin America       December 2000-Present
                          Group Vice President, Division Manager           October-December 2000
                          Consumer Products Division                       1996-October 2000
                          Group Vice President, Division Manager
                          Paints Division

William L. Gacki      54  Vice President and Treasurer                     October 1999-Present
                          Director, Treasury                               1995-October 1999

Name                   Age                      Positions                              Period Served
----                   ---                      ---------                              -------------
Patricia L. Jones      40  Senior Vice President, Chief Administrative Officer, August 2002-Present
                           General Counsel and Corporate Secretary              December 2000-December 2001
                           Senior Vice President, Administration, Star Tribune  April 2000-December 2000
                           Company, a subsidiary of McClatchy Company           1999-April 2000
                           Vice President HR, Operations, Northwest Airlines    1996-1999
                           Acting Vice President HR, Northwest Airlines
                           Managing Director HR and Employment Counsel,
                           Northwest Airlines

Peter M. Koxholt       58  Group President, General Manager Global Adhesives    May 2001-Present
                           Group President, General Manager Europe              January 1999-May 2001
                           Head of Business Unit Textile Chemicals &            1995-1998
                           Specialities, Bayer AG

Stephen J. Large       45  Vice President and Chief Process Improvement Officer December 2002-Present
                           Vice President, Operations/Supply Chain              May 2001-December 2002
                           Group President, General Manager North America       December 1999-April 2001
                           Sales and Operations, Global Coatings Division       April 1998-November 1999
                           General Manager, Coatings Australia/NZ               January 1996-March 1998

Alan R. Longstreet     56  Group President, General Manager North America       May 2001-Present
                           Senior Vice President, Performance Products          December 1999-April 2001
                           Senior Vice President, Global SBU's                  1998-1999

James C. McCreary, Jr. 46  Vice President, Corporate Controller                 November 2000-Present
                           Vice President, Administration and Controlling,      1997-November 2000
                           Industrial Chemicals Division, Bayer Corporation

William McNellis       60  Group President, General Manager Asia/Pacific        April 2001-Present
                           General Manager, Global Coatings Division            1996-April 2001

Walter Nussbaumer      45  Group President, General Manager Europe              May 2001-Present
                           Vice President, Chief Technology Officer             December 1999-April 2001
                           and Head of Full-Valu
                           Vice President, Chief Technology Officer             January 1999-April 2001
                           Director, Research & Development                     1997-1998

Linda J. Welty         47  Group President, General Manager, Full-Valu/         May 2001-Present
                           Specialty Group
                           Group President, General Manager, Specialty Group    September 1998-April 2001
                           Vice President, General Manager, Global              1997-1998
                           Superabsorbent Materials, Clariant International

The Board of Directors elect the executive officers annually.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock was traded on the NASDAQ exchange under the symbol "FULL" until December 1, 2002 when trading of the Company's common stock moved to the New York Stock Exchange under the symbol "FUL." As of November 30, 2002, there were 3,420 common shareholders of record.

This table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters indicated:

                            High and Low Sales Price
                           ---------------------------   Dividends
                               2002          2001       (Per Share)
                           ------------- ------------- -------------
                            High   Low    High   Low    2002   2001
                           ------ ------ ------ ------ ------ ------
            First quarter. $30.91 $24.60 $22.00 $16.32 $0.108 $0.104
            Second quarter  33.20  27.12  24.63  18.68  0.110  0.108
            Third quarter.  31.00  24.15  27.34  23.19  0.110  0.108
            Fourth quarter  30.50  25.01  31.18  17.18  0.110  0.108
            Year..........  33.20  24.15  31.18  16.32  0.438  0.428

On November 15, 2001, a 2-for-1 common stock split was issued to shareholders of record on October 26, 2001. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

The annual meeting of shareholders will be held on Thursday, April 17, 2003, at 2 p.m., central time, at the Science Museum of Minnesota, 120 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

The information on equity compensation plans under the heading "Proposal 3" contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003 is incorporated herein by reference.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)    2002       2001      2000*       1999       1998
------------------------------------------------ ---------- ---------- ---------- ---------- ----------
       Net revenue.............................. $1,256,210 $1,274,059 $1,363,961 $1,375,855 $1,357,675
       Income before cumulative effect of
         accounting change...................... $   28,176 $   44,940 $   49,163 $   44,111 $   15,990
       Percent of net revenue...................        2.2        3.5        3.6        3.2        1.2
       Total assets............................. $  961,439 $  966,173 $1,010,361 $1,025,615 $1,046,169
       Long-term debt, excluding current
         installments........................... $  161,763 $  203,001 $  250,464 $  263,714 $  300,074
       Stockholders' equity..................... $  448,330 $  434,026 $  404,710 $  376,380 $  341,404

       Per Common Share:
       Income before cumulative effect of
         accounting change:
          Basic................................. $     1.00 $     1.61 $     1.77 $     1.60 $     0.58
          Diluted............................... $     0.98 $     1.59 $     1.74 $     1.58 $     0.58
       Dividends declared and paid.............. $    0.438 $    0.428 $    0.418 $    0.408 $    0.393
       Book value............................... $    15.81 $    15.34 $    14.32 $    13.39 $    12.20
       Number of employees......................      4,611      4,891      5,182      5,407      5,953

--------
*  53-week fiscal year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions, goodwill, product, environmental and other litigation liabilities, management incentive compensation plans and income tax accounting.

Pension and Other Postretirement Plan Assumptions: The Company sponsors defined-benefit pension plans in both U.S. and foreign entities. Also in the U.S. the Company sponsors other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on management's assumptions related to the discount rate, expected return on assets and projected salary increases. The annual measurement date for these assumptions is August 31. Note 10 to the Consolidated Financial Statements includes disclosure of these rates for both the foreign and domestic plans.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 6.50 percent at August 31, 2002 as compared to 7.00 percent at August 31, 2001 and 7.75 percent at August 31, 2000. The 7.0 percent at August 31, 2001 was used to calculate the 2002 pension and other postretirement plans expense. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense by approximately $0.8 million. Discount rates for the Company's Non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumptions on the U.S. investment portfolios for the pension and other postretirement benefit plans are based on the long-term expected returns for the investment mix of assets currently in the portfolios. Because the rate of return is a long-term assumption, it generally does not change annually. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the rate of return. The current investment mix in the portfolios is nearly 100 percent in U.S. equities. Since 1999, the Company has been using an expected return on asset assumption for the portfolio of 10.5 percent. This was consistent with the long-term asset returns of the portfolio. At August 31, 2002, given the recent poor performance of the U.S. equity markets, management lowered the expected rate of return assumption to 9.75 percent on the U.S. pension plans and 8.75 percent on the postretirement plans. These rates will be used in calculating the expenses for 2003. A change of 0.25 percentage points for the expected return assumptions will impact net benefit plans expense by approximately $0.6 million.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.02 percent for the past three years.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of November 30, 2002 the Company's balance sheet included approximately $71 million of goodwill. The goodwill is primarily included in the global adhesives operating segment.

On December 2, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, the new accounting standard for goodwill. This standard requires that goodwill no longer is amortized on a recurring basis. Instead, the goodwill is subject to annual impairment testing. SFAS No. 142 requires that the

Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The standard also required that, upon adoption, the Company make an initial impairment calculation. Both the initial calculation and the subsequent annual calculation confirmed that the fair value of the reporting units exceeded the carrying values.

Management judgment is required in calculating the fair value of the reporting units. The calculation uses a discounted cash flow analysis that requires management to project financial performance. The projections are based on management's best estimate given recent financial performance, market trends, strategic plans and other available information. Future results will most likely differ from the projected results. However, based on the margin that fair value exceeded carrying value of the various reporting units, management does not anticipate a material impact on the Company's financial results from differences in these assumptions.

Product, Environmental and Other Litigation Liabilities: As stated in Item 3 of this Annual Report and in Note 1 and Note 12 to the Consolidated Financial Statements, the Company is subject to various lawsuits and other legal proceedings. Accruals for loss contingencies associated with these lawsuits and other proceedings are made when it is determined that a liability has been incurred and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential amount exists, the minimum amount of the range is recorded and subsequently adjusted, as better information becomes available.

For cases in which insurance coverage is available, the Company accrues the gross amount of the estimated liabilities, including legal costs and also records a receivable for any probable estimated insurance recoveries. In the EIFS litigation referred to in Note 12, the Company has accrued $4.1 million for the potential liabilities and $2.3 million for potential insurance recoveries.

Management does not believe that the ultimate outcome of any pending legal proceedings, individually or in aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Management Incentive Compensation Plans: Management incentive plans are subject to various financial performance metrics. These metrics relate to the consolidated financial results of the Company as well as the performance of individual operating units within the Company for which a particular manager has responsibility. Accruals made throughout the year related to the various incentive plans are based on management's best estimate of the achievement of the specific annual financial metrics. Adjustments are made to the accruals on a quarterly basis as forecasts of financial performance are updated. The quarterly accruals are based on the percentage of the annual metric achieved in that particular quarter. At year-end, the accruals are adjusted to reflect the actual results achieved.

Income Tax Accounting: As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 30, 2002, the valuation allowance to reduce deferred tax assets totaled $7.9 million.

Results of Operations: 2002 Compared to 2001 and 2000

(Note: Fiscal years 2002 and 2001 were 52-week years and fiscal year 2000 was a 53-week year.)

Net Revenue: Net revenue in 2002 of $1,256.2 million was $17.8 million or 1.4 percent less than the net revenue recorded in 2001. The net revenue in 2001 of $1,274.1 million was 6.6 percent less than the $1,364.0 million recorded in 2000. In 2002, the 1.4 percent decrease in net revenue consisted of a decrease in volume of 0.8 percent, a decrease in selling prices of 1.1 percent and an increase due to the currency effects from a weaker U.S. dollar of 0.5 percent. The 2002 decrease as compared to 2001 was consistent across the Company's operating segments as both the Global Adhesives segment and the Full-Valu/Specialty segment reported net revenue decreases of 1.4 percent. The net revenue decrease of 6.6 percent in 2001 as compared to 2000 resulted from a decrease in volume of 6.9 percent, an increase in selling prices of 1.9 percent and a decrease due to the currency effects from a stronger U.S. dollar of 1.6 percent. Approximately 1.9 percentage points of the 6.9 percent volume decrease in 2001 was attributed to having one less week in 2001 as compared to 2000. Net revenue in the Global Adhesives segment decreased 7.3 percent in 2001 as compared to 2000 and the 2001 net revenue in the Full-Valu/Specialty segment decreased 4.9 percent as compared to 2000. There were no significant net revenue increases or decreases attributed to acquisitions or divestitures in 2002 as compared to 2001, or in 2001 as compared to 2000.

Gross Profit Margin: The consolidated gross profit margin of 26.9 percent in 2002 was 0.2 percentage points less than the 27.1 percent recorded in 2001. The consolidated gross profit margin in 2000 was 27.8 percent. The 2002 cost of sales included $18.1 million of charges related to the Company's restructuring plan which reduced the 2002 gross profit margin by 1.4 percentage points. Nearly offsetting the cost increase due to restructuring were lower raw material costs as a percentage of net revenue. The raw material cost decrease in 2002 as compared to 2001 was not only due to lower prices paid for raw materials, but also to product reformulations, product line consolidation and other manufacturing process initiatives that improved our overall usage of raw materials. The 2001 cost of sales included $1.6 million of asset impairment charges related to the restructuring plan, which reduced the 2001 gross profit margin by 0.1 percentage points. The 2001 gross margin was lower than the gross margin recorded in 2000 mainly due to increases in raw material prices in 2001 as compared to 2000. Lower unit volume in 2001 as compared to 2000 also contributed to the reduced gross profit margin in 2001, as the fixed component of manufacturing costs became a higher percentage of net revenue.

Selling, Administrative and Other (SG&A) Expenses: SG&A expenses were $281.6 million in 2002, $257.4 million in 2001 and $276.9 million in 2000. Included in the 2002 SG&A expenses were $13.7 million of one-time charges related to the Company's restructuring plan. Also contributing to the increase in SG&A expenses in 2002 as compared to 2001 was the effect of the Company's pension and other postretirement benefit plans. In 2002, the Company recognized expense of $0.8 million from the pension and other postretirement plans as compared to income of $13.8 million in 2001. Of this $14.6 million adverse effect from the benefit plans, over $12 million resulted from changes in the U.S. benefit plans. These increases were due primarily to the poor performance of the benefit plan asset portfolios in 2000 and 2001. Lower interest rates also contributed to the higher expenses from the benefit plans because the benefit obligation increases when there is a decrease in the interest rate used to discount the liability. Another increase in SG&A expenses in 2002 as compared to 2001 resulted from an increase in management incentive compensation expense of approximately $5.0 million. Management incentives depend substantially upon the Company's financial performance compared to targets set at the beginning of the year. In 2002, financial results achieved as compared to targets were significantly better than the comparable financial performance in 2001. Mitigating the negative effects on SG&A expenses in 2002 from the restructuring plan, benefit plans and management incentives were expense reductions resulting from spending controls and reduced employee census. Total number of employees was 4,611 at November 30, 2002 as compared to 4,891 at December 1, 2001. The net decrease of 280 employees in 2002 as compared to 2001 consisted of 103 employees included in SG&A and 177 included in cost of sales.

The decrease of $19.4 million in SG&A expenses in 2001 as compared to 2000 resulted primarily from two items. One was an increase of $7.2 million in income from the Company's pension and other postretirement benefit plans. 2001 was the last year that the Company realized the benefits in the pension and other postretirement benefit plans of the strong asset portfolio performance of the late 1990's. The second key reason for reduced SG&A expenses in 2001 as compared to 2000 was the fact that fiscal year 2000 was a 53-week year as compared to 52 weeks in 2001. The extra week resulted in an approximate increase in 2000 SG&A expenses of $5 million. Other contributing factors to the expense decrease in 2001 as compared to 2000 were the currency effects from a stronger U.S. dollar and reduced payroll costs due to lower employee census. The total number of employees at December 1, 2001 of 4,891 was 291 less than the 5,182 employees at December 2, 2000. Of the total decrease of 291 employees, 182 were included in SG&A expenses and 109 were included in cost of sales.

Interest Expense: Interest expense was $17.3 million in 2002, $21.2 million in 2001 and $23.8 million in 2000. Lower average debt levels were the primary reason for the reduced interest expense in 2002 as compared to both 2001 and 2000. Strong operating cash flow allowed the Company to reduce average debt levels.

Gains from Sales of Assets: The Company recorded gains from sales of assets of $4.2 million in 2002 as compared to $0.8 million in 2001 and $4.1 million in 2000. The 2002 results included gains of $2.0 million from sales of assets that were included in the Company's restructuring initiative. Of the remaining 2002 gains of $2.2 million, the most significant was the sale of an office building in Latin America that resulted in a gain of $1.4 million. The most significant transaction in 2001 was the sale of a cost-basis equity investment in a Japanese company, which resulted in a gain of $1.6 million, offset by losses from disposals or sales of other non-productive assets. In 2000, the Company actively sold non-productive assets. The sale of two facilities in North America accounted for more than half of the $4.1 million gain in 2000.

Other Income (Expense), Net: Other income (expense), net was expense of $3.0 million in 2002, $6.3 million in 2001 and $8.0 million in 2000. The adoption of SFAS 142 in 2002, which resulted in the cessation of goodwill amortization expense was the primary reason for the lower expense in 2002 as compared to 2001 and 2000. The other expense in both 2001 and 2000 included $4.1 million of goodwill amortization expense. In 2002, $2.4 million of amortization expense associated with investment properties specifically held to generate income tax credits was reclassified to other expense from income tax expense. Corresponding reclassifications were also made for 2001 and 2000 of $2.2 million and $2.1 million, respectively. Foreign currency transaction losses were $1.0 million in 2002, $1.0 million in 2001 and $2.5 million in 2000. The losses in each year were primarily the result of currency devaluations in Latin American countries, which operate on a U.S. dollar functional currency. The significant components of other income (expense), net are summarized in Note 4 to the Consolidated Financial Statements.

Income Taxes: The effective income tax rate was 32.2 percent in 2002, 28.8 percent in 2001 and 35.2 percent in 2000. In the fourth quarter of 2002 the effective tax rate, excluding the effects of the restructuring initiative, was reduced from 35.0 percent to 33.0 percent due solely to the reclassification of amortization expense associated with investment properties specifically held to generate income tax credits. The more appropriate presentation of this amortization expense is to treat such amounts as other expense rather than as an offset to the related income tax credits. Therefore, $2.4 million of amortization expense in 2002 was reclassified from income tax expense to other expense while corresponding adjustments were made to years 2001 and 2000 for $2.2 million and $2.1 million, respectively. These reclassifications had no effect on net income or earnings per share. In 2002, the impact of the restructuring initiative lowered the effective rate by 0.8 percentage points due to the tax deductibility of the restructuring expenses in countries with tax rates higher than the overall Company average.

The 2001 income tax expense included a one-time tax benefit of $2.6 million ($.09 per diluted share) resulting from changes in the Company's business structure in Europe. The changes in business structure allowed the Company to take advantage of tax losses that were not previously recognizable under accounting principles generally accepted in the United States. Excluding the one-time tax benefit, the effective income tax rate in 2001 was 33.1 percent.

Net Income: Net income in 2002 was $28.2 million as compared to $44.4 million in 2001 and $49.2 million in 2000. Charges related to the restructuring plan in 2002 reduced net income by $19.1 million. The 2001 net income included an after-tax charge of $0.5 million ($.02 per diluted share) related to the Company's adoption of the SEC's Staff Accounting Bulletin (SAB) 101 "Revenue Recognition". The charge was recorded as a cumulative effect of a change in accounting principle. Also included in the 2001 net income were $1.6 million ($1.5 million after-tax) of asset impairment charges as discussed previously under "Gross Profit Margin" and the $2.6 million ($.09 per diluted share)` one-time tax benefit discussed under "Income Taxes". There were no significant one-time charges or credits that affected the 2000 net income.

The income per diluted share as reported was $0.98 in 2002, $1.57 in 2001 and $1.74 in 2000.

Operating Segment Results (2002 Compared to 2001 and 2000)

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the amortization of goodwill and gains on the sales of assets. Charges, net of gains on the sales of assets in connection with the Company's restructuring initiatives are excluded from its operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments. (See further discussion in Note 13 to the Consolidated Financial Statements.)

Global Adhesives: Net revenue of $865.8 million in 2002 was 1.4 percent less than net revenue of $878.0 million in 2001. Sales volume decreased 0.8 percent primarily due to the slower global economies in 2002 as compared to 2001. Currency effects were positive 0.8 percent as a result of the weakening of the U.S. dollar in the second half of 2002, especially as compared to the euro. The year-over-year comparisons in the third and fourth quarters of 2002 as compared to the same periods in 2001 reflected positive currency variances from Europe of 11.9 percent and 8.7 percent, respectively. Selling prices decreased 1.4 percent in 2002 as compared to 2001 as reduced industry demand resulted in significant pricing pressure in the competition for market share. The nonwoven market reported sales in 2002 that were well ahead of 2001. Strong volume growth in Europe was a key to the sales growth in nonwoven. The automotive market also had strong growth in 2002 as compared to 2001 as dealer incentive programs and low interest rates increased vehicle production in the U.S. The graphic arts, converting and assembly markets recorded sales decreases in 2002 as compared to 2001. Each of these markets was impacted by the slow global economies.

The net revenue in 2001 of $878.0 million was 7.3 percent less than the net revenue of $947.6 million in 2000. The main reason for the decline in net revenue in 2001 as compared to 2000 was reduced volume of approximately 7.6 percent. About 2 percent of the reduced volume can be attributed to 2001 having one less week than 2000, however the primary reason was the slowdown in economic activity in 2001 as compared to 2000. Currency effects negatively impacted net revenue 2.0 percent in 2001 as compared to 2000 primarily due to the relative strength of the U.S. dollar against major foreign currencies such as the euro, British pound sterling, Japanese yen and Australian dollar. Offsetting these declines were selling prices, which increased 2.3 percent in 2001 as compared to 2000.

Operating income in the Global Adhesives segment was $58.4 million in 2002 as compared to $55.5 million in 2001 and $57.0 million in 2000. As a percentage of net revenue the operating income was 6.8 percent in 2002 as compared to 6.3 percent in 2001 and 6.0 percent in 2000. The gross profit margin increased 1.5 percentage points in 2002 as compared to 2001 primarily due to lower raw material costs as a percentage of net revenue. Manufacturing efficiencies resulting from capacity reductions and product line consolidation also contributed to the improved margin. SG&A expenses increased approximately $7.0 million or 4.5 percent in 2002 as compared to 2001. The reduced pension and other postretirement benefit income of $9.8 million and the increase in management incentive compensation expenses of $3.3 million drove the increase in SG&A expenses. These increases in SG&A expenses were partially offset by expense reductions due to reduced employee census and tight controls on discretionary spending. In 2001, operating income was less than 2000 largely due to lower net revenue in 2001 as compared to 2000. The lower net revenue in 2001 of $69.6 million resulted in an operating income decrease of only $1.5 million because of lower SG&A expenses. Expenses decreased in 2001 as compared to 2000 primarily in the North American region of global adhesives because of increased U.S. pension and other postretirement benefit income of approximately $4.0 million and reduced bad debt expenses of nearly $3.0 million. Offsetting these expense reductions in 2001 as compared to 2000 was increased expenses of approximately $4.0 million in Europe in connection with implementing a new business structure for the region.

Full-Valu/Specialty: Net revenue of $390.4 million in 2002 was 1.4 percent less than the $396.0 million of net revenue in 2001. Sales volume decreased 0.7 percent, selling prices decreased 0.6 percent and currency effects negatively impacted net revenue by 0.1 percent. The powder coatings market, which is primarily in North America, had the most significant sales decrease in 2002 as compared to 2001. The powder coatings market was negatively impacted by the overall slowdown in the U.S. economy and increased competition from larger manufacturers in 2002 as compared to 2001. Partially offsetting the reduced revenue from the powder coatings market were strong revenue growth in the ceramic tile setting materials market and in the window market. These markets were both impacted favorably by the strength of the U.S. housing market.

The net revenue in 2001 of $396.0 million was 4.9 percent below the net revenue in 2000 of $416.4 million. The revenue decrease was driven by lower sales volume, primarily in the powder coatings market, liquid paint market in Central America and the ceramic tile setting materials market. The window and HVAC markets reflected increases in net revenue in 2001 as compared to 2000.

Operating income in the Full-Valu/Specialty segment was $29.8 million in 2002 as compared to $34.2 million in 2001 and $45.2 million in 2000. The gross profit margin in 2002 increased by 0.2 percentage points as compared to 2001. The reduction in operating income in 2002 was driven by increases in SG&A expenses. Similar to the Global Adhesives segment, SG&A expenses increased $4.7 million because of the reduced income attributed to the pension and other postretirement benefit plans and $1.8 million due to the increased management incentive compensation. Additional product liability costs of approximately $1.4 million also contributed to the higher SG&A expenses in 2002 as compared to 2001. Headcount reductions and discretionary spending controls partially offset these expense increases. The 2001 decrease in operating income of $11.0 million as compared to 2000 was caused mainly by the $20.3 million reduction in revenue.

Restructuring and Other Related Costs:

During 2002, net pretax charges of $29.7 million ($19.1 million after tax and minority interests) were recorded in connection with the Company's restructuring plan that was announced on January 15, 2002. The plan, which was contemplated in 2001, but approved and implemented throughout 2002, will be completed in the first half of 2003. Completion of the plan will result in the elimination of approximately 20 percent of the Company's 2001 global manufacturing capacity. Throughout 2002, the Company closed twelve manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, one manufacturing facility was closed and one production line was shut down in another facility, both in the United States. In connection with the restructuring plan, the Company upgraded and realigned its sales force in the Global Adhesives operating segment. By reducing capacity and eliminating other cost structures management currently estimates that upon completion of all restructuring related activities, operating costs will be reduced approximately $10 to $12 million annually. These savings, consisting primarily of reduced employee-related costs and reduced depreciation expenses, were approximately $4.1 million in 2002. The plan will result in the elimination of approximately 565 positions, of which approximately 375 occurred in 2002. The principal employee group affected by the restructuring plan was manufacturing employees. However, other employee groups affected include certain corporate administrative positions and certain sales positions in the Global Adhesives segment. Offsetting the reduction of 565 positions, will be approximately 115 newly hired employees (of which 80 were hired as of November 30, 2002), primarily in manufacturing facilities that assumed additional volume which transferred from facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

Upon completion of the 2002 restructuring plan (in the first half of 2003), the Company expects to have recorded total cumulative net pretax charges in the range of $30 to $35 million, inclusive of the $1.6 million of accelerated depreciation charges recorded in the fourth quarter of 2001, and net of gains associated with asset sales subject to the restructuring plan. These charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining net charges of approximately $1.0 million to $4.0 million will be incurred in the first half of 2003. The most significant of these remaining charges are expected to be employee separation costs in the European adhesives operations. Cash costs of the plan are expected to be $20 to $25 million, of which $12.6 million have been paid as of November 30, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                           Employee
                                         Severance and Accelerated
(in thousands)                             Benefits    Depreciation  Other     Total
--------------                           ------------- ------------ -------  --------
Balance at December 2, 2001.............    $   349      $    --    $   176  $    525
2002 charges:
   First quarter........................      4,784        1,637      1,254     7,675
   Second quarter.......................      2,831        2,830        961     6,622
   Third quarter........................      1,572        1,501      3,253     6,326
   Fourth quarter.......................      5,561        1,282      4,315    11,158
                                            -------      -------    -------  --------
   Total charges........................     14,748        7,250      9,783    31,781

Non-cash................................     (1,638)      (7,250)        --    (8,888)
Currency change effect..................         --                    (170)     (170)
Cash payments...........................     (7,648)                 (4,986)  (12,634)
                                            -------                 -------  --------
Total liabilities at November 30, 2002..      5,811                   4,803    10,614
Long-term portion of liabilities........         --                  (2,106)   (2,106)
                                            -------                 -------  --------
Current liabilities at November 30, 2002    $ 5,811                 $ 2,697  $  8,508
                                            =======                 =======  ========

The net pretax charges of $29.7 million ($31.8 million offset by gains on sales of assets of $2.0 million) in 2002 were included in the income statement as:
$18.1 million in cost of sales, $13.7 million in SG&A expense and gains on sales of assets of $2.0 million. The $18.1 million in cost of sales consisted of $4.4 million of employee severance and benefits, $6.8 million of accelerated depreciation, $4.0 million of adverse lease termination costs and $2.9 million of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as: equipment tear down and decommissioning expenses, facility maintenance and clean-up costs, equipment and inventory relocation and employee relocation expenditures. The $13.7 million in SG&A expenses consisted of $10.3 million of employee severance and benefits, $0.5 million of accelerated depreciation, $1.3 million of adverse lease termination costs and $1.5 million of other costs directly attributed to the restructuring plan. The gains on sales of assets resulted from the sales of two facilities and one product line that were shut down or discontinued as part of the restructuring plan. Of the total net pretax charges of $29.7 million incurred in 2002, $23.3 million was attributed to the Global Adhesives operating segment, $1.5 million to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $4.9 million. The gains on sales of assets were attributed to the Global Adhesives operating segment.

Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to net losses resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $0.5 million in the restructuring liability relates to a prior restructuring plan.

In January 2003, the Securities and Exchange Commission issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures" a rule directed by the Sarbanes-Oxley Act of 2002. Regulation G requires public companies that disclose or release non-GAAP financial measures to include the most directly comparable GAAP financial measure, to provide a reconciliation of the disclosed non-GAAP measure to the most comparable GAAP measure, and requires companies to furnish earnings releases or similar announcements to the Commission on Form 8-K. The requirements of this rule will be effective as of March 28, 2003. Additional guidance in the rule also addresses what constitutes "non-recurring, infrequent, or unusual" as applied to specific financial transactions or events. The Company has provided a reconciliation of any differences between non-GAAP financial reporting which is most comparable to the accounting principles generally accepted in the United States for financial reporting.

In addition to Regulation G, the SEC amended Item 10 of Regulation S-K to provide additional guidance to registrants that include non-GAAP financial measures in SEC filings. This guidance will prohibit the presentation of certain non-GAAP financial measures that exclude from reported results non-recurring, infrequent or unusual items when the nature of the charge or gain is such that it is reasonably likely to recur within two years or there was a similar charge or gain within the two prior years. Implementation of these rules will result in a presentation different than that reflected in the following table as it relates to the effects of the Company's ongoing restructuring plan in 2003.

The following is supplemental consolidated statement of income information. Financial results for the year ended November 30, 2002 include net charges relating to the restructuring plan that was announced on January 15, 2002. It is provided to assist an investor's understanding of the impact of the aforementioned restructuring plan on the comparability of operations, and should not be construed as an alternative to the reported results determined in accordance with U.S. generally accepted accounting principles.

                                                                 52 Weeks Ended - November 30, 2002
                                                               --------------------------------------
                                                                                           Excluding
(in thousands, except per share amounts)                        Reported   Restructuring Restructuring
----------------------------------------                       ----------  ------------- -------------
Net revenue................................................... $1,256,210    $     --     $1,256,210
Cost of sales.................................................   (918,228)    (18,122)      (900,106)
                                                               ----------    --------     ----------
Gross profit..................................................    337,982     (18,122)       356,104
Selling, administrative and other expenses....................   (281,560)    (13,659)      (267,901)
Interest expense..............................................    (17,266)         --        (17,266)
Gains on sales of assets......................................      4,165       2,044          2,121
Other income (expense), net...................................     (3,009)         --         (3,009)
                                                               ----------    --------     ----------
Income before tax, minority interests and earnings from equity
  investments.................................................     40,312     (29,737)        70,049
Income taxes..................................................    (12,973)     10,146        (23,119)
Minority interests............................................       (989)        489         (1,478)
Income from equity investments................................      1,826          --          1,826
                                                               ----------    --------     ----------
Net income.................................................... $   28,176    $(19,102)    $   47,278
                                                               ==========    ========     ==========
Income per diluted share:..................................... $     0.98
                                                               ==========


                                                                  52 Weeks Ended - December 1, 2001
                                                               --------------------------------------
                                                                                           Excluding
(in thousands, except per share amounts)                        Reported   Restructuring Restructuring
----------------------------------------                       ----------  ------------- -------------
Net revenue................................................... $1,274,059     $    --     $1,274,059
Cost of sales.................................................   (928,506)     (1,564)      (926,942)
                                                               ----------     -------     ----------
Gross profit..................................................    345,553      (1,564)       347,117
Selling, administrative and other expenses....................   (257,446)         --       (257,446)
Interest expense..............................................    (21,247)         --        (21,247)
Gains on sales of assets......................................        752          --            752
Other income (expense), net...................................     (6,310)         --         (6,310)
                                                               ----------     -------     ----------
Income before tax, minority interests and earnings from equity
  investments.................................................     61,302      (1,564)        62,866
Income taxes..................................................    (17,665)         97        (17,762)
Minority interests............................................       (873)         --           (873)
Income from equity investments................................      2,176          --          2,176
                                                               ----------     -------     ----------
Income before cumulative effect of accounting change..........     44,940      (1,467)        46,407
Cumulative effect of accounting change........................       (501)         --           (501)
                                                               ----------     -------     ----------
Net income.................................................... $   44,439     $(1,467)    $   45,906
                                                               ==========     =======     ==========
Income per diluted share:
Before cumulative effect of accounting change................. $     1.59
Cumulative effect of accounting change........................      (0.02)
                                                               ----------
Net Income.................................................... $     1.57
                                                               ==========

Liquidity and Capital Resources

The Company's financial condition and liquidity remains strong. Net cash provided by operating activities was $82.3 million in 2002 as compared to $89.7 million in 2001 and $66.9 million in 2000. Cash from operations in 2002 was less than 2001 primarily due to the restructuring initiative. Cash used for employee severance, contract terminations and other related costs resulting from the restructuring initiative was $12.6 million in 2002. Operating working capital, defined as current assets less cash minus current liabilities less short-term debt, was $210.4 million at November 30, 2002 as compared to $219.3 million and $238.1 million at December 1, 2001 and December 2, 2000, respectively. As a percentage of annualized net revenue (fourth quarter net revenue multiplied by four), operating working capital was 16.0 percent, 17.0 percent and 16.3 percent at the end of fiscal years 2002, 2001 and 2000, respectively. Trade accounts receivable days sales outstanding (DSO) was 58 days at November 30, 2002 as compared to 59 days at December 1, 2001 and 55 days at December 2, 2000. The DSO of 55 at December 2, 2000 was favorably impacted by the extra week of sales in the fourth quarter of 2000 as the DSO is calculated using the net revenue of the fourth quarter. Inventory days on hand, which is calculated using a rolling five-quarter average of inventory dollars, was 61 days at November 30, 2002, and at December 1, 2001 and 60 days at December 2, 2000. Other current assets increased from $39.6 million at December 1, 2001 to $49.9 at November 30, 2002. This increase was primarily due to increases in prepaid VAT taxes, resulting from the new business structure in Europe implemented at the beginning of 2002. Another significant change in working capital was the increase in accrued payroll and employee benefits from $30.7 million at December 1, 2001 to $37.1 million at November 30, 2002. This increase was a direct result of the increase in management incentive compensation accruals in 2002 as compared to 2001.

Capital expenditures were $36.3 million in 2002 as compared to $30.7 million in 2001 and $49.0 million in 2000. Capital expenditures in 2002 were primarily for information technology projects and manufacturing capacity expansions in facilities that added volume due to plant closures related to the restructuring initiative. Proceeds from sales of assets were $10.1 million in 2002, $7.3 million in 2001 and $11.8 million in 2000. The Company expects capital expenditures will approximate $35 to $45 million in 2003.

The strong cash flow from operations allowed the Company to reduce its total debt levels to $183.1 million at November 30, 2002, which compares to $234.1 million at December 1, 2001 and $290.7 million at December 2, 2000. The Company's debt-to-equity ratio (long-term debt divided by long-term debt plus equity) improved from 32.2 percent at December 1, 2001 to 26.7 percent at November 30, 2002. The same ratio was 38.8 percent at December 2, 2000.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the Company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Currently the Company does not believe these restrictions will impact its ability to meet its obligations.

On September 24, 2002, the Company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process and as evidence of the Company's strong financial position, the Company sought and obtained a triple B rating with a stable outlook from Standard & Poor's.

Contractual Obligations

The following table shows the due dates and amounts of contractual obligations:

                                                        Payments Due by Period
                                               -----------------------------------------
                                                        1 year    2-3     4-5    After
($ in thousands)                                Total   or less  years   years  5 years
----------------                               -------- ------- ------- ------- --------
Long-term debt................................ $163,001 $ 1,259 $23,744 $50,641 $ 87,357
Capital lease obligations.....................      124     103      21      --       --
Operating leases..............................   41,702  12,559  16,916   4,081    8,146
Full recourse guaranteed bank loans to certain
  executives..................................    8,739      --   8,739      --       --
Raw materials contracts.......................   29,042   5,371  10,742   7,142    5,787
                                               -------- ------- ------- ------- --------
Total Contractual Obligations................. $242,608 $19,292 $60,162 $61,864 $101,290
                                               ======== ======= ======= ======= ========

At November 30, 2002 short-term and long-term lines of credit were $277.2 million of which $158.7 million was committed. The unused portion of these lines of credit at November 30, 2002 was $267.6 million.

At November 30, 2002, the Company has revolving credit agreements with a group of major banks, which provide committed long-term lines of credit through December 20 of 2007, 2006, 2005 and 2004 in amounts of $80.0 million, $15.0 million, $25.0 million and $33.0 million, respectively. At the Company's option, interest is payable at the London Interbank Offered Rate plus 0.175%-0.375%, adjusted quarterly based on the Company's capitalization ratio, or a bid rate. A facility fee of 0.075%-0.175% is payable quarterly. Amounts outstanding at November 30, 2002 and December 1, 2001 were $0 and $1.6 million.

At November 30, 2002, the Company was in compliance with all covenants of its contractual obligations. Also, there are no rating triggers that would accelerate the maturity dates of any debt. Management believes the Company has the ability to meet all of its contractual obligations and commitments in 2003.

Off Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise had it entered into these relationships.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which must be adopted no later than December 1, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is currently reviewing the requirements of SFAS
143. Based on its preliminary assessment, management does not expect, upon adoption of SFAS 143, there will be any material effect on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company does not expect the adoption of SFAS 145 will have any material effect on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard supersedes EITF No. 94-3 and will be adopted for exit and disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity at the time the liability is incurred. EITF No. 94-3 allowed a liability to be recognized at the date an entity committed to an exit plan. Had SFAS No. 146 been in effect in fiscal year 2002, there would have been no material change to the Company's financial position or results of operations as reported. As well, the impact of adopting this accounting standard will not have a material effect on the Company's future financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure (An amendment of FASB Statement No.
123)". The Company intends to continue its current accounting practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", however, additional disclosure requirements of SFAS No. 148 are included in Note 1 to the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company does not have any significant guarantees as of November 30, 2002, other than those found in Note 12 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The Company is in the process of reviewing relationships in which it has an economic interest and other relationships with related parties, toll manufacturing vendors, and other suppliers to determine the extent of its economic interest in the underlying operations. Although the assessment of FIN 46 is not yet complete, the Company believes its accounting and disclosures attributed to its VIEs has been appropriate.

Euro Currency Conversion:

As of December 2, 2001, the Company changed the functional currency to the euro for its European adhesives operations, consistent with the new business structure.

2003 Outlook

Worldwide political and economic conditions make it difficult to predict the Company's 2003 financial results. Military action, instability in the world's crude oil and natural gas markets, fluctuations of the U.S. dollar against other major currencies and overall weakness in the global economies all could impact the Company's 2003 consolidated financial results. Although the Company attempts to mitigate the effects of raw material price increases, rising crude oil and natural gas prices may eventually result in higher raw material prices paid by the Company and decreases in the consolidated gross profit margin.

Management believes the Company is well positioned from a cost structure perspective, to leverage sales growth into earnings growth. The current restructuring initiative, which will be completed in the first half of 2003 is expected to result in annual operating savings of $10-$12 million, of which approximately $4.1 million were realized in 2002. Therefore, an incremental $6-$8 million is expected in 2003.

Offsetting the restructuring savings will be increased expenses associated with the Company's pension and other postretirement benefit plans. Based on the recent performance of the Company's asset portfolios attributed to its defined benefit plans, the Company reduced its assumption regarding the long-term expected return on assets by 0.75 percentage points and reduced its discount rate assumption by 0.5 percentage points. As a result of these changes along with the historical underperformance of asset portfolios versus expected returns, costs associated with the Company's pension and other postretirement benefit plans are expected to increase approximately $10 million as compared to 2002.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K405, the Company discusses expectations regarding future performance of the Company which include anticipated financial performance, savings from restructuring initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K405 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language which may be made elsewhere in this Report on Form 10-K405.

.. Competition: The Company sells a wide variety of products in numerous markets, each of which is highly competitive. Many of the Company's competitors are part of large multi-national companies and may have more resources than the Company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the Company's ability to grow or even to maintain current levels of revenues and earnings.

.. Acquisitions: As part of the Company's growth strategy, the Company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the Company's ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

.. International: Foreign operations accounted for approximately 45% of the Company's net revenues in 2002. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in the Company's earnings and may adversely affect the value of the Company's assets outside the United States.

.. Raw Materials: The Company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the Company's ability to procure necessary materials, or increase the cost of manufacturing its products. If the prices of raw materials increase, the Company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

.. Litigation: As a participant in the chemical and construction products industries, the Company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Claims could result in significant legal expenditures and/or substantial damages. Please refer to Item 3. Legal Proceedings for a discussion of current litigation. There has also been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants. The Company believes it has adequate insurance and/or indemnification from other parties with respect to any such claims and does not believe its asbestos exposure is material.

.. Environmental: The Company is subject to numerous environmental laws and regulations that impose various environmental controls on the Company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. The Company's expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the Company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

.. Additional factors which could affect future results include: (i) economic matters over which the Company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the Company's markets); (v) loss of, or changes in, executive management; and
   (vi) changes in accounting standards which are adverse to the Company. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings.

The Company may refer to this section of the Form 10-K405 to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk: The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: There is exposure to changes in interest rates primarily as a result of borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations.

Management believes that probable near-term changes in interest rates would not materially affect its consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of November 30, 2002 would be approximately $0.2 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 45 percent of net revenue is generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

Management's objective is to balance, where possible, the local currency denominated assets to the local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The Company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the local currency. This also applies to services provided and other cross border agreements among subsidiaries.

Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Management does not enter into any speculative positions with regard to derivative instruments. Note 1 and Note 11 to the Consolidated Financial Statements provides additional details regarding the management of foreign exchange risk.

From a sensitivity analysis viewpoint, based on 2002 financial results a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $0.05 per diluted share.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, vinyl acetate monomer, starch, dextrines and natural latex. The Company generally avoids sole source supplier arrangements for raw materials. While alternate sources for most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, or if unusual demand causes products to be subject to allocation, shortages could occur.

In 2002, the single largest expenditure was the purchase of raw materials. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts which limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The Company also uses the leverage of having substitute raw materials approved for use wherever possible to minimize the impact of possible price increases.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of H.B. Fuller Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of H.B. Fuller Company and its subsidiaries at November 30, 2002 and December 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 21, 2003

STATEMENT OF CONSOLIDATED INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

                                                                          Fiscal Years
                                                              -----------------------------------
                                                              November 30, December 1, December 2,
                                                                  2002        2001        2000
                                                              ------------ ----------- -----------
Net revenue..................................................  $1,256,210  $1,274,059  $1,363,961
Cost of sales................................................    (918,228)   (928,506)   (984,599)
                                                               ----------  ----------  ----------
Gross profit.................................................     337,982     345,553     379,362
Selling, administrative and other expenses...................    (281,560)   (257,446)   (276,861)
Interest expense.............................................     (17,266)    (21,247)    (23,814)
Gains from sales of assets...................................       4,165         752       4,131
Other income (expense), net..................................      (3,009)     (6,310)     (8,048)
                                                               ----------  ----------  ----------
Income before income taxes, minority interests, earnings from
  equity investments and accounting change...................      40,312      61,302      74,770
Income taxes.................................................     (12,973)    (17,665)    (26,320)
Minority interests...........................................        (989)       (873)     (1,826)
Income from equity investments...............................       1,826       2,176       2,539
                                                               ----------  ----------  ----------
Income before cumulative effect of accounting change.........      28,176      44,940      49,163
Cumulative effect of accounting change.......................          --        (501)         --
                                                               ----------  ----------  ----------
Net income...................................................  $   28,176  $   44,439  $   49,163
                                                               ==========  ==========  ==========
Basic income (loss) per common share:
Income before accounting change..............................  $     1.00  $     1.61  $     1.77
Accounting change............................................          --       (0.02)         --
                                                               ----------  ----------  ----------
Net income...................................................  $     1.00  $     1.59  $     1.77
                                                               ==========  ==========  ==========
Diluted income (loss) per common share:
Income before accounting change..............................  $     0.98  $     1.59  $     1.74
Accounting change............................................          --       (0.02)         --
                                                               ----------  ----------  ----------
Net income...................................................  $     0.98  $     1.57  $     1.74
                                                               ==========  ==========  ==========
Weighted-average common shares outstanding:
Basic........................................................      28,095      27,962      27,828
Diluted......................................................      28,601      28,330      28,206

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

                                                                             November 30, December 1,
                                                                                 2002        2001
                                                                             ------------ -----------
Assets
Current Assets:
   Cash and cash equivalents................................................   $  3,666    $ 11,454
   Trade receivables, net...................................................    212,342     211,590
   Inventories..............................................................    143,012     141,210
   Other current assets.....................................................     49,854      39,619
                                                                               --------    --------
Total current assets........................................................    408,874     403,873
Property, plant and equipment, net..........................................    354,964     371,113
Other assets................................................................    106,456     102,839
Goodwill, net...............................................................     71,020      66,630
Other intangible assets, net................................................     20,125      21,718
                                                                               --------    --------
Total assets................................................................   $961,439    $966,173
                                                                               ========    ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Notes payable............................................................   $ 20,020    $ 27,601
   Current installments of long-term debt...................................      1,362       3,479
   Trade payables...........................................................    113,297     114,155
   Accrued payroll and employee benefits....................................     37,109      30,659
   Other accrued expenses...................................................     25,070      19,189
   Restructuring liabilities................................................      8,508         525
   Income taxes payable.....................................................      9,480       8,555
                                                                               --------    --------
Total current liabilities...................................................    214,846     204,163
Long-term debt, excluding current installments..............................    161,763     203,001
Accrued pensions............................................................     87,393      66,012
Other liabilities...........................................................     34,532      39,413
Minority interests in consolidated subsidiaries.............................     14,575      19,558
                                                                               --------    --------
Total liabilities...........................................................    513,109     532,147
                                                                               --------    --------

Commitments and contingencies

Stockholders' Equity:
   Series A preferred stock, $6.67 par value
       Shares outstanding--2002 and 2001 were none and 45,900...............         --         306
   Common stock, par value $1.00 per share
       Shares outstanding--2002 and 2001 were 28,362,316 and 28,280,896.....     28,362      28,281
   Additional paid-in capital...............................................     39,665      37,830
   Retained earnings........................................................    411,818     396,048
   Accumulated other comprehensive income (loss)............................    (29,679)    (25,150)
   Unearned compensation--restricted stock..................................     (1,836)     (3,289)
                                                                               --------    --------
Total stockholders' equity..................................................    448,330     434,026
                                                                               --------    --------
Total liabilities and stockholders' equity..................................   $961,439    $966,173
                                                                               ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands)

                                                                      Fiscal Years
                                                          -----------------------------------
                                                          November 30, December 1, December 2,
                                                              2002        2001        2000
                                                          ------------ ----------- -----------
Preferred Stock
   Beginning balance.....................................   $    306    $    306    $    306
   Retirement of preferred stock.........................       (306)         --          --
                                                            --------    --------    --------
   Ending balance........................................   $     --    $    306    $    306
                                                            --------    --------    --------

Common Stock
   Beginning balance.....................................   $ 28,281    $ 14,116    $ 14,040
   Stock split...........................................         --      14,142          --
   Retirement of common stock............................        (42)        (10)        (21)
   Stock compensation plans, net.........................        123          33          97
                                                            --------    --------    --------
   Ending balance........................................   $ 28,362    $ 28,281    $ 14,116
                                                            --------    --------    --------

Additional Paid-in Capital
   Beginning balance.....................................   $ 37,830    $ 36,707    $ 34,071
   Retirement of common stock............................     (1,182)       (371)        (53)
   Stock compensation plans, net.........................      3,017       1,494       2,689
                                                            --------    --------    --------
   Ending balance........................................   $ 39,665    $ 37,830    $ 36,707
                                                            --------    --------    --------

Retained Earnings
   Beginning balance.....................................   $396,048    $377,846    $341,356
   Net income............................................     28,176      44,439      49,163
   Stock split...........................................         --     (14,142)         --
   Dividends.............................................    (12,406)    (12,095)    (11,786)
   Retirement of common stock............................         --          --        (887)
                                                            --------    --------    --------
   Ending balance........................................   $411,818    $396,048    $377,846
                                                            --------    --------    --------

Accumulated Other Comprehensive Income (Loss)
   Beginning balance.....................................   $(25,150)   $(20,088)   $ (7,522)
   Foreign currency translation adjustment...............     11,489        (755)    (12,630)
   Minimum pension liability adjustment, net of tax......    (16,018)     (4,307)         64
                                                            --------    --------    --------
   Ending balance........................................   $(29,679)   $(25,150)   $(20,088)
                                                            --------    --------    --------

Unearned Compensation--Restricted Stock
   Beginning balance.....................................   $ (3,289)   $ (4,177)   $ (5,871)
   Restricted stock grants...............................       (358)       (556)       (304)
   Amortization / other changes in unearned compensation.      1,811       1,444       1,998
                                                            --------    --------    --------
   Ending balance........................................   $ (1,836)   $ (3,289)   $ (4,177)
                                                            --------    --------    --------
Total Stockholders' Equity...............................   $448,330    $434,026    $404,710
                                                            ========    ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)

                                                                                      Fiscal Years
                                                                          -----------------------------------
                                                                          November 30, December 1, December 2,
                                                                              2002        2001        2000
                                                                          ------------ ----------- -----------
Cash flows from operating activities:
   Net income............................................................   $ 28,176    $ 44,439    $ 49,163
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation.......................................................     54,783      47,200      44,371
      Amortization.......................................................      2,761       7,201       7,794
      Deferred income taxes..............................................       (217)        332       9,139
      Gains from sales of assets.........................................     (4,165)       (752)     (4,131)
   Change in assets and liabilities:
      Accounts receivables, net..........................................      2,381       8,189       2,397
      Inventories........................................................      1,669      11,992     (11,142)
      Other current assets...............................................     (6,870)      3,495      (2,679)
      Other assets.......................................................      2,198      (3,002)     (3,332)
      Trade payables.....................................................     (3,504)    (11,356)      3,794
      Accrued payroll and employee benefits and other accrued
        expenses.........................................................      7,138      (3,528)    (19,614)
      Restructuring liabilities..........................................      9,762        (705)      1,556
      Income taxes payable...............................................        537       5,731       3,070
      Accrued pensions...................................................     (5,694)    (12,548)     (3,008)
      Other liabilities..................................................     (5,139)     (6,313)     (8,411)
   Other items...........................................................     (1,492)       (707)     (2,072)
                                                                            --------    --------    --------
          Net cash provided by operating activities......................     82,324      89,668      66,895
                                                                            --------    --------    --------
Cash flows from investing activities:
   Purchased property, plant and equipment...............................    (36,278)    (30,725)    (49,044)
   Purchased businesses, net of cash acquired............................         --          --      (5,388)
   Purchased investments.................................................         --      (3,517)         --
   Proceeds from sale of property, plant and equipment...................     10,094       7,309      11,842
   Proceeds from sale of investments.....................................         --       1,567          --
   Proceeds from sale of business........................................         --          --       3,852
                                                                            --------    --------    --------
          Net cash used in investing activities..........................    (26,184)    (25,366)    (38,738)
                                                                            --------    --------    --------
Cash flows from financing activities:
Proceeds from long-term debt.............................................     21,685       4,602      69,690
Repayment of long-term debt..............................................    (63,105)    (43,618)    (84,876)
Proceeds (payments) from/on notes payable................................    (10,259)    (12,143)      3,668
Dividends paid...........................................................    (12,406)    (12,095)    (11,786)
Other....................................................................        227        (258)        179
                                                                            --------    --------    --------
          Net cash used in financing activities..........................    (63,858)    (63,512)    (23,125)
                                                                            --------    --------    --------
          Net change in cash and cash equivalents........................     (7,718)        790       5,032
Effect of exchange rate changes..........................................        (70)        175        (364)
Cash and cash equivalents at beginning of year...........................     11,454      10,489       5,821
                                                                            --------    --------    --------
          Cash and cash equivalents at end of year.......................   $  3,666    $ 11,454    $ 10,489
                                                                            ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $ 18,965    $ 22,008    $ 28,198
   Cash paid for income taxes............................................   $ 11,906    $  8,420    $ 16,569

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

1/  Nature of Business and Summary of Significant Accounting Policies

Nature of Business: H.B. Fuller Company (the "Company") is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 36 countries.

The largest business segment is comprised of industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear. Adhesives represent nearly 70 percent of global net revenue and are manufactured and distributed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

The Company is also a producer and supplier of specialty chemical products for a variety of applications such as ceramic tile application, HVAC insulation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty hot melt products for packaging applications, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 30 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for in the consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the Company's equity portion in current earnings of such companies, after elimination of intercompany profits. Investments in which the Company does not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

The fiscal year ends on the Saturday closest to November 30. All fiscal years represent 52-week years, except the year 2000, which was a 53-week year. Certain prior years' amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

Use of Estimates: Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: For shipments made to customers, title generally passes to the customer when all requirements of the sales arrangement have been completed, which is generally at the time of delivery. The Company records revenue from product sales when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable. Shipping terms include both FOB shipping point and FOB destination, with the majority being FOB destination. Stated terms in sale agreements also include payment terms, primarily net 30 days, and freight terms. Net revenues include shipping revenues as appropriate.

Provisions for sales returns are recorded when known and estimated using historical experience. Customer incentive programs (primarily rebates) generally relate to volume purchase incentives. Rebates recorded in the income statement were $11,041, $8,396 and $8,499 in 2002, 2001, and 2000, respectively. Both were recorded as a reduction of net revenue.

For certain products, consigned inventory is maintained at customer locations. For these products, revenue is recognized at the time that the Company is notified the customer has used the inventory. Sales to distributors also require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales: Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, shipping and receiving costs, freight costs, depreciation of manufacturing equipment and other less significant indirect costs related to the production and distribution of products to customers.

Selling, Administrative and Other Expenses: Selling, administrative and other expenses includes sales and marketing, research and development, technical and customer service, finance, legal, human resources, general management and similar expenses.

Income Taxes: The income tax provision is computed based on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also Note 7.

Cash Equivalents: Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash: There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the Company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

Inventories: Inventories in the United States, representing approximately 36 percent of consolidated inventories, are recorded at cost (not in excess of market value) as determined primarily by the last-in, first-out method (LIFO). Inventories of non-U.S. operations are valued at the lower of cost (mainly average cost) or market value.

Investments: The Company holds United States Treasury securities with a value of $23,657 on November 30, 2002. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support the Company's supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of "Other income (expense), net".

Property, Plant and Equipment: Depreciation of property, plant and equipment is generally computed on a straight-line based on estimated useful lives of the assets, including assets acquired by capital leases. Estimated useful lives range from 20 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to gains from sales of assets.

Effective August 2001, Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." The requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" continue to be in effect regarding the recognition of impairments on Property, Plant and Equipment, but eliminates goodwill from the scope of the standard. The Company early adopted SFAS No. 144 effective December 2, 2001. Such adoption did not have a material impact on the Company's consolidated financial statements.

Consistent with the adoption of SFAS No. 144 property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset's carrying value over its fair value. Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

Capitalized Interest Costs: Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $293, $431 and $482 in 2002, 2001 and 2000, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Prior to December 2, 2001, goodwill was amortized on a straight-line basis, ranging from 15 to 25 years. On December 2, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note
5). This standard requires that goodwill no longer is amortized on a recurring basis. Instead, the goodwill is subject to annual impairment testing. SFAS No. 142 requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The standard also required that, upon adoption, the Company make an initial impairment calculation. Both the initial calculation as of December 2, 2001 and the subsequent annual calculation in 2002 confirmed that the fair value of the reporting units exceeded the respective carrying values.

Intangible Assets: Intangible assets include patents and other intangible assets acquired from an independent party. Effective December 2, 2001, with the adoption of SFAS No. 142, intangible assets with an indefinite life are not amortized. Management determined the Company does not currently have intangible assets with indefinite lives. Other intangible assets are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

Foreign Currency Translation: Assets and liabilities denominated in foreign currencies are translated using the spot rate on the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. The currency translation adjustment from functional currency to U.S. dollars is recorded in accumulated other comprehensive income (loss) in stockholders' equity. The translation adjustment of subsidiaries not using the local currency as the functional currency is included in net income. As of December 2, 2001, the Company changed the functional currency to the euro for its European adhesive operations, consistent with the new business structure.

Postemployment Benefits: Postemployment benefits are provided to inactive and former employees, employees' beneficiaries and covered dependents after employment, but prior to retirement. The cost of providing these benefits is accrued during the years the employee renders the necessary service.

Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies. The liabilities for environmental costs at November 30, 2002 and December 1, 2001 were $619 and $1,055, respectively.

Accounting for Stock-Based Compensation: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure (An amendment of FASB Statement No. 123). The Company intends to continue its current accounting practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", however, there are additional disclosure requirements.

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                    2002     2001     2000
                                                                  -------  -------  -------
Net income, as reported.......................................... $28,176  $44,439  $49,163
Add back: Stock-based employee compensation expense recorded.....   1,582    1,305    1,261
                                                                  -------  -------  -------
Net income excluding stock-based compensation....................  29,758   45,744   50,424
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards, net of related tax effects............................................  (3,278)  (2,776)  (2,207)
                                                                  -------  -------  -------
Pro forma net income............................................. $26,480  $42,968  $48,217
                                                                  =======  =======  =======
Basic income per share:
   As reported................................................... $  1.00  $  1.59  $  1.77
   Pro forma..................................................... $  0.94  $  1.54  $  1.73
Diluted income per share:
   As reported................................................... $  0.98  $  1.57  $  1.74
   Pro forma..................................................... $  0.93  $  1.52  $  1.71

Compensation expense for pro forma purposes is reflected over the vesting period. Note 9 contains the significant assumptions used in determining the underlying fair value of options.

Financial Instruments and Derivatives: Management's objective is to balance, where possible, the local currency denominated assets to the local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized in the income statement during the periods the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

Purchase of Company Common Stock: Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital to the extent recorded on the original issuance of the stock with any excess charged as a reduction of retained earnings. The Company repurchased 41,649, 10,289 and 21,229 shares of common stock in 2002, 2001 and 2000, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding.

Recently Issued Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which must be adopted no later than December 1, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is currently reviewing the requirements of SFAS 143. Based on the Company's preliminary assessment, the Company does not expect any material effect on its consolidated financial position or results of operations upon adoption of SFAS 143.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFASs No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company does not expect the adoption of SFAS 145 to have a material affect on consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard supersedes EITF No. 94-3 and will be adopted for exit and disposal activities initiated after December 31, 2002. The principle difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity at the time the liability is incurred. EITF No. 94-3 allowed a liability to be recognized at the date an entity committed to an exit plan. Had SFAS No. 146 been in effect in fiscal year 2002, there would have been no material change to the Company's financial position or results of operations as reported. As well, the impact of adopting this accounting standard will not have a material effect on the Company's future financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company does not have any significant guarantees as of November 30, 2002, other than those found in Note 12 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The Company is in the process of reviewing its relationships in which it has an economic interest and other relationships with related parties, toll manufacturing vendors, and other suppliers to determine the extent of its economic interest in the underlying operations. Although the assessment of FIN 46 is not yet complete, the Company believes its accounting and disclosures attributed to its VIEs has been appropriate.

2/  Income Per Common Share

Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share includes the potential dilution from stock-based compensation plans. Net income used in the calculations of income per share is reduced by the dividends paid to the preferred stockholders, if any.

A reconciliation of the net income and share components for the basic and diluted income per share calculations is as follows:

                                                    2002         2001         2000
                                                -----------  -----------  -----------
Net income..................................... $    28,176  $    44,439  $    49,163
Dividends on preferred shares..................          (7)         (15)         (15)
                                                -----------  -----------  -----------
Income attributable to common shares........... $    28,169  $    44,424  $    49,148
                                                ===========  ===========  ===========
Weighted-average common shares--basic..........  28,094,811   27,961,611   27,827,082
Equivalent shares from stock-based compensation
  plans........................................     506,491      368,636      378,982
                                                -----------  -----------  -----------
Weighted-average common shares--diluted........  28,601,302   28,330,247   28,206,064
                                                ===========  ===========  ===========

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of 2,605, 44,512 and 87,534 shares for 2002, 2001 and 2000, respectively, as the results would have been anti-dilutive.

3/  Restructuring and Other Related Costs

During 2002, net pretax charges of $29,737 ($19,102 after tax and minority interests) were recorded in connection with the Company's restructuring plan that was announced on January 15, 2002. The plan, which was contemplated in 2001, but approved and implemented throughout 2002, will be completed in the first half of 2003. Completion of the plan will result in the elimination of approximately 20 percent of the Company's 2001 global manufacturing capacity. Throughout 2002, the Company closed twelve manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, one manufacturing facility was closed and one production line was shut down in another facility, both in the United States. In connection with the restructuring plan, the Company upgraded and realigned its sales force in the Global Adhesives operating segment. The plan will result in the elimination of approximately 565 positions, of which approximately 375 occurred in 2002. The principal employee group affected by the restructuring plan was manufacturing employees. However, other employee groups affected include certain corporate administrative positions and certain sales positions in the Global Adhesives segment. Offsetting the reduction of 565 positions, will be approximately 115 newly hired employees (of which 80 were hired as of November 30, 2002), primarily in manufacturing facilities that assumed additional volume which transferred from facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

Upon completion of the 2002 restructuring plan (in the first half of 2003), the Company expects to have recorded total cumulative net pretax charges in the range of $30,000 to $35,000, inclusive of the $1,564 of accelerated depreciation charges recorded in the fourth quarter of 2001, and net of gains associated with asset sales subject to the restructuring plan. These charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining net charges of approximately $1,000 to $4,000 will be incurred in the first half of 2003. The most significant of these remaining charges are expected to be employee separation costs in the European adhesives operations. Cash costs of the plan are expected to be $20,000 to $25,000, of which $12,634 have been paid as of November 30, 2002. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                           Employee
                                          Severance   Accelerated
(in thousands)                           and Benefits Depreciation  Other     Total
--------------                           ------------ ------------ -------  --------
Balance at December 2, 2001.............   $   349      $    --    $   176  $    525
2002 charges:
   First quarter........................     4,784        1,637      1,254     7,675
   Second quarter.......................     2,831        2,830        961     6,622
   Third quarter........................     1,572        1,501      3,253     6,326
   Fourth quarter.......................     5,561        1,282      4,315    11,158
                                           -------      -------    -------  --------
   Total charges........................    14,748        7,250      9,783    31,781

Non-cash................................    (1,638)      (7,250)        --    (8,888)
Currency change effect..................        --                    (170)     (170)
Cash payments...........................    (7,648)                 (4,986)  (12,634)
                                           -------                 -------  --------
Total liabilities at November 30, 2002..     5,811                   4,803    10,614
Long-term portion of liabilities........        --                  (2,106)   (2,106)
                                           -------                 -------  --------
Current liabilities at November 30, 2002   $ 5,811                 $ 2,697  $  8,508
                                           =======                 =======  ========

The net pretax charges of $29,737 ($31,781 offset by gains on sales of assets of $2,044) in 2002 were included in the income statement as: $18,122 in cost of sales, $13,659 in SG&A expense and gains on sales of assets of $2,044. The $18,122 in cost of sales consisted of $4,422 of employee severance and benefits, $6,778 of accelerated depreciation, $3,976 of adverse lease termination costs and $2,946 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as: equipment tear down and decommissioning expenses, facility maintenance and clean-up costs, equipment and inventory relocation and employee relocation expenditures. The $13,659 in SG&A expenses consisted of $10,326 of employee severance and benefits, $472 of accelerated depreciation, $1,342 of adverse lease termination costs and $1,519 of other costs directly attributed to the restructuring plan. The gains on sales of assets resulted from the sales of two facilities and one product line that were shut down or discontinued as part of the restructuring plan. Of the total net pretax charges of $29,737 incurred in 2002, $23,346 was attributed to the Global Adhesives operating segment, $1,532 to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $4,859. The gains on sales of assets were attributed to the Global Adhesives operating segment.

Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to net losses resulting from curtailment and other special termination benefits associated with the U.S pension and other post-retirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

4/  Supplemental Financial Statement Information

Statement of Income Information

The following provides additional details of income statement amounts for 2002, 2001 and 2000.

Other income (expense), net                               2002     2001     2000
---------------------------                             -------  -------  -------
Foreign currency transaction losses, net............... $(1,023) $(1,041) $(2,478)
Gains on trading securities............................     158      700    1,600
Amortization of goodwill...............................      --   (4,054)  (4,076)
Amortization of low income housing.....................  (2,418)  (2,168)  (2,135)
Interest income........................................     653      987      916
Other, net.............................................    (379)    (734)  (1,772)
                                                        -------  -------  -------
   Total other income (expense), net................... $(3,009) $(6,310) $(7,945)
                                                        =======  =======  =======

Research and development expenses (included in selling,
  administrative and other expenses)................... $17,910  $19,038  $18,400
                                                        =======  =======  =======

The Company recorded gains from sales of assets of $4,165 in 2002 as compared to $752 in 2001 and $4,131 in 2000. The 2002 results included gains of $2,044 from sales of assets that were included in the Company's restructuring initiative. Of the remaining 2002 gains of $2,121, the most significant was the sale of an office building in Latin America that resulted in a gain of $1,406. The most significant transaction in 2001 was the sale of a cost-basis equity investment in a Japanese company, which resulted in a gain of $1,556 offset by losses from disposals or sales of other non-productive assets. In 2000, the Company actively sold non-productive assets. The sale of two facilities in North America accounted for more than half of the $4,131 gain in 2000.

Balance Sheet Information

The following provides additional details of balance sheet amounts as of November 30, 2002 and December 1, 2001.

Inventories:                                                  2002       2001
------------                                               ---------  ---------
Raw materials............................................. $  57,041  $  57,226
Finished goods............................................    96,192     95,149
LIFO reserve..............................................   (10,221)   (11,165)
                                                           ---------  ---------
   Total inventories...................................... $ 143,012  $ 141,210
                                                           =========  =========

Other current assets:
---------------------
Employee and other receivables............................ $  10,166  $   9,119
Prepaid income taxes......................................     4,358      4,713
Current deferred income tax asset.........................    16,742     14,431
Prepaid expenses..........................................    18,588     11,356
                                                           ---------  ---------
   Total other current assets............................. $  49,854  $  39,619
                                                           =========  =========

Property, plant and equipment:
------------------------------
Land...................................................... $  43,925  $  46,463
Buildings and improvements................................   216,101    214,034
Machinery and equipment...................................   501,077    477,153
Construction in progress..................................    15,894     21,724
                                                           ---------  ---------
Total, at cost............................................   776,997    759,374
Accumulated depreciation..................................  (422,033)  (388,261)
                                                           ---------  ---------
   Net property, plant and equipment...................... $ 354,964  $ 371,113
                                                           =========  =========

Other assets:                                                    2002     2001
-------------                                                  -------- --------
Investment in trading securities.............................. $ 23,657 $ 24,187
Investment/advances to unconsolidated subsidiaries............   31,699   31,887
Long-term deferred tax asset..................................   13,660    8,774
Prepaid postretirement benefits...............................   24,064   23,691
Other long-term assets........................................   13,376   14,300
                                                               -------- --------
   Total other assets......................................... $106,456 $102,839
                                                               ======== ========

Other accrued expenses:
-----------------------
Taxes other than income taxes................................. $ 11,362 $  3,646
Accrued expenses..............................................   13,708   15,543
                                                               -------- --------
   Total other accrued liabilities............................ $ 25,070 $ 19,189
                                                               ======== ========

Other liabilities:
------------------
Long-term deferred tax liability.............................. $ 20,807 $ 23,555
Long-term deferred compensation...............................    8,176   10,416
Other long-term liabilities...................................    5,549    5,442
                                                               -------- --------
   Total other liabilities.................................... $ 34,532 $ 39,413
                                                               ======== ========

The following provides additional details on the allowance for doubtful accounts for 2002, 2001, and 2000:

                                                       2002     2001     2000
                                                     -------  -------  -------
Balance at beginning of year........................ $ 8,121  $ 6,913  $ 4,871
   Charged to expenses..............................   2,660    2,377    6,764
   Write-offs.......................................  (2,576)  (1,050)  (4,495)
   Divested businesses..............................      --       --      (68)
   Effect of exchange rates.........................    (117)    (119)    (159)
                                                     -------  -------  -------
Balance at end of year.............................. $ 8,088  $ 8,121  $ 6,913
                                                     =======  =======  =======

Statement of Stockholders' Equity Information

Presented below is a summary of activity for each component of other comprehensive income for 2002, 2001, and 2000.

Total Comprehensive Income                             2002      2001     2000
--------------------------                           --------  -------  --------
Net income.......................................... $ 28,176  $44,439  $ 49,163
Other comprehensive income (loss):
   Foreign currency translation adjustment..........   11,489     (755)  (12,630)
   Minimum pension liability adjustment, net of tax.  (16,018)  (4,307)       64
                                                     --------  -------  --------
Total............................................... $ 23,647  $39,377  $ 36,597
                                                     ========  =======  ========

Components of accumulated other comprehensive income for 2002, 2001 and 2000 follows:

Accumulated Other Comprehensive Income                          2002      2001      2000
--------------------------------------                        --------  --------  --------
Foreign currency translation adjustment...................... $ (4,487) $(15,976) $(15,221)
Minimum pension liability adjustment net of taxes of $11,585,
  $3,188 and $767 in 2002, 2001 and 2000, respectively.......  (25,192)   (9,174)   (4,867)
                                                              --------  --------  --------
Total accumulated other comprehensive income................. $(29,679) $(25,150) $(20,088)
                                                              ========  ========  ========

5/  Goodwill and Other Intangible Assets

Effective December 2, 2001, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The most significant changes resulting from the issuance of SFAS No. 142 are: 1) the cessation of amortization for goodwill and indefinite-lived intangible assets; 2) annual (at least) impairment assessments of the carrying values of goodwill and indefinite-lived intangible assets; and 3) the amortization period of intangible assets with finite lives will no longer be limited to 40 years.

The Company completed its annual impairment test of all goodwill and concluded there was no impairment of goodwill. As a result of the early adoption of SFAS No. 142, beginning December 2, 2001 the Company no longer amortizes goodwill. The impact of SFAS No. 142 on previously reported results follows:

                                                              52 Weeks 53 Weeks
                                                                2001     2000
                                                              -------- --------
 Net Income:
    As reported.............................................. $44,439  $49,163
    Effect of goodwill amortization (net of tax).............   3,857    3,879
                                                              -------  -------
    As adjusted.............................................. $48,296  $53,042
                                                              =======  =======
 Basic income per common share:
    As reported.............................................. $  1.59  $  1.77
    Effect of goodwill amortization (net of tax).............    0.14     0.14
                                                              -------  -------
    Pro forma income per share............................... $  1.73  $  1.91
                                                              =======  =======
 Diluted income per common share:
    As reported.............................................. $  1.57  $  1.74
    Effect of goodwill amortization (net of tax).............    0.13     0.14
                                                              -------  -------
    Pro forma income per share............................... $  1.70  $  1.88
                                                              =======  =======

The goodwill balance by operating segment as of November 30, 2002, and December 1, 2001, is as follows. Changes in the goodwill balance relate to changes in foreign currency exchange rates.

                                                                2002    2001
                                                               ------- -------
  Global Adhesives............................................ $61,556 $57,587
  Full-Valu/Specialty.........................................   9,464   9,043
                                                               ------- -------
     Total.................................................... $71,020 $66,630
                                                               ======= =======

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets were as follows:

                                                Purchased
                                                Technology   All
   Amortizable Intangible Assets                & Patents   Other    Total
   -----------------------------                ---------- ------  --------
   As of November 30, 2002:
      Original cost............................  $ 27,890  $1,605  $ 29,495
      Accumulated amortization.................   (12,778)   (985)  (13,763)
                                                 --------  ------  --------
      Carrying value...........................  $ 15,112  $  620  $ 15,732
                                                 ========  ======  ========
      Weighted average useful lives (in years).        12      17        13
                                                 ========  ======  ========

   As of December 1, 2001:
      Original cost............................  $ 27,855  $1,506  $ 29,360
      Accumulated amortization.................   (10,085)   (872)  (10,956)
                                                 --------  ------  --------
      Carrying value...........................  $ 17,770  $  634  $ 18,404
                                                 ========  ======  ========
      Weighted average useful lives (in years).        12      18        13
                                                 ========  ======  ========

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

       Fiscal Year           2003   2004   2005   2006   2007  Thereafter
       -----------          ------ ------ ------ ------ ------ ----------
       Amortization Expense $2,269 $2,058 $2,052 $2,046 $2,036   $5,271

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 30, 2002 and December 1, 2001 totaling $4,393 and $3,314, respectively, related to the effect of the minimum pension liability intangible asset as shown in the tables in Note 10.

6/  Notes Payable and Long-Term Debt

Notes payable were primarily short-term lines of credit with banks totaling $20,020 at November 30, 2002. The amount of unused available borrowings under these lines at November 30, 2002 was $110,062. The weighted-average interest rates on short-term borrowings were 9.8%, 6.6% and 8.8% in 2002, 2001 and 2000, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity.

                                                    Weighted-Average Maturity
Long-term Debt, Including Capital Lease Obligations  Interest Rate     Date      2002      2001
--------------------------------------------------- ---------------- --------- --------  --------
     U.S. dollar obligations:
        Senior notes...............................       7.03%      2005-2010 $159,000  $190,000
       Industrial and commercial development
          bonds....................................                                  --     7,100
        Various other obligations..................       7.28%      2003-2006    2,707     3,857
     Foreign currency obligations:
        Japanese yen note..........................                                  --     1,620
        Japanese yen...............................        4.2%           2009    1,294     3,509
     Capital lease obligations.....................                       2003      124       394
                                                                               --------  --------
     Total long-term debt                                                       163,125   206,480
        Less: current installments.................                              (1,362)   (3,479)
                                                                               --------  --------
     Total.........................................                            $161,763  $203,001
                                                                               ========  ========

At November 30, 2002, the Company had revolving credit agreements with a group of major banks, which provide committed long-term lines of credit through December 20 of 2007, 2006, 2005 and 2004 in amounts of $80,000, $15,000,
$25,000 and $33,000, respectively. At the Company's option, interest is payable at the London Interbank Offered Rate plus 0.175%--0.375%, adjusted quarterly based on the Company's capitalization ratio, or a bid rate. A facility fee of 0.075%--0.175% is payable quarterly. Amounts outstanding at November 30, 2002 and December 1, 2001 were $0 and $1,620 (Japanese yen note), respectively.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the Company cannot be a member of any "consolidated group" for income tax purposes other than with its subsidiaries. At November 30, 2002 all financial covenants exceeded the minimum requirements of these debt agreements.

Maturities of long-term debt including capital leases, for the next five fiscal years follows:

    Fiscal Year                                                  Obligation
    -----------                                                  ----------
    2003........................................................  $ 1,362
    2004........................................................    1,006
    2005........................................................   22,759
    2006........................................................   25,440
    2007........................................................   25,201

The estimated fair value of long-term debt was $172,432 and $209,200 for November 30, 2002 and December 1, 2001, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities. The estimated aggregate fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Shelf Registration: On September 24, 2002, the Company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500,000.

7/  Income Taxes

Income Before Income Taxes, Minority Interests, Equity Investments
and Cumulative Effect of Accounting Change                               2002     2001     2000
------------------------------------------                             -------  -------  -------
United States......................................................... $30,263  $41,735  $46,159
Outside U.S...........................................................  10,049   19,567   28,611
                                                                       -------  -------  -------
Total................................................................. $40,312  $61,302  $74,770
                                                                       =======  =======  =======

Components of the Provision for Income Taxes
(excluding the cumulative effect of an accounting change)
---------------------------------------------------------
Current:
   U.S. federal....................................................... $ 4,595  $ 5,753  $ 2,524
   State..............................................................   1,467    1,835    1,143
   Outside U.S........................................................   7,128    9,745   13,514
                                                                       -------  -------  -------
                                                                        13,190   17,333   17,181
                                                                       -------  -------  -------
Deferred:
   U.S. federal.......................................................  (2,387)   3,963    8,585
   State..............................................................     (15)     (23)     620
   Outside U.S........................................................   2,185   (3,608)     (66)
                                                                       -------  -------  -------
                                                                          (217)     332    9,139
                                                                       -------  -------  -------
Total................................................................. $12,973  $17,665  $26,320
                                                                       =======  =======  =======

     Reconciliation of Effective Income Tax Rate          2002  2001  2000
     -------------------------------------------          ----  ----  ----
     Statutory U.S. federal income tax rate.............. 35.0% 35.0% 35.0%
     State income taxes, net of federal benefit..........  2.3   1.9   2.4
     U.S. federal income taxes on dividends received from
     non-U.S. subsidiaries, before foreign tax credits...  1.9   1.4   4.5
     Foreign tax credits................................. (6.4) (6.5) (6.8)
     Non-U.S. taxes...................................... 14.4   1.4   3.8
     Interest income not taxable in the U.S.............. (3.6) (1.0) (0.2)
     Other tax credits................................... (7.5) (4.8) (3.9)
     Other............................................... (3.9)  1.4   0.4
                                                          ----  ----  ----
     Total............................................... 32.2% 28.8% 35.2%
                                                          ====  ====  ====

The effective tax rate in 2002 and 2001 was impacted by costs related to the restructuring plan. In 2002, the restructuring charges had a positive impact on the effective tax rate because the majority of the charges were recorded in countries in which the charges were tax deductible. In 2001, some of these restructuring costs did not provide a tax benefit in certain foreign countries resulting in an increase in the effective tax rate associated with non-U.S. taxes. The effective rate in 2001 was also impacted by a one-time tax benefit of $2,629.

  Deferred Income Tax Balances at Each Year-end Related to   2002      2001
  -------------------------------------------------------- --------  --------
         Depreciation..................................... $(37,699) $(40,227)
         Asset valuation allowances.......................    2,236     2,003
         Accrued expenses currently not deductible:
            Employee benefit costs........................   22,826    17,174
            Product and other claims......................    2,733     1,293
         Tax loss carryforwards...........................   15,756    19,316
         Other............................................    9,825     7,157
                                                           --------  --------
                                                             15,677     6,716
         Valuation allowance..............................   (7,912)   (8,523)
                                                           --------  --------
         Net deferred tax assets (liabilities)............ $  7,765  $ (1,807)
                                                           ========  ========

The difference between the change in the deferred tax assets (liabilities) in the balance sheet and the deferred tax provision is primarily due to the Company's minimum pension liability adjustment.

Net Deferred Taxes as Presented on the Consolidated Balance Sheet   2002      2001
----------------------------------------------------------------- --------  --------
              Deferred tax assets:
                 Current......................................... $ 16,742  $ 14,431
                 Non-current.....................................   13,660     8,774
              Deferred tax liabilities:
                 Current.........................................   (1,830)   (1,457)
                 Non-current.....................................  (20,807)  (23,555)
                                                                  --------  --------
              Net deferred tax assets (liabilities).............. $  7,765  $ (1,807)
                                                                  ========  ========

Valuation allowances relate to foreign tax credit carry overs, tax loss carryforwards and other net deductible temporary differences in non-U.S. operations where the future potential benefits do not meet the more likely than not realization test.

U.S. income taxes have not been provided on approximately $91,243 of undistributed earnings of non-U.S. subsidiaries. The Company plans to reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carry overs. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

While non-U.S. operations have been profitable overall, cumulative tax losses of $51,145 are carried as net operating losses in 13 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $40,376 can be carried forward indefinitely, while the remaining $10,769 must be used during the 2003-2008 period.

The Company has reclassified certain amounts to other expense rather than as an offset to the related income tax credits to better present the nature of the amortization expense for the investment properties specifically held to generate income tax credits. In 2002, $2,418 of amortization expense was reclassified from income tax expense to other expense. Corresponding adjustments were also made to 2001 and 2000 of $2,168 and $2,135, respectively. These reclassifications had no effect on net income or earnings per share.

8/  Stockholders' Equity

Preferred Stock: The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Series A Preferred Stock: There were 45,900 Series A preferred shares with a par value of $6.67 authorized and outstanding at December 1, 2001. The terms of the Series A preferred stock included the right to purchase the shares at specified times and the right of the Company to redeem all shares at par value if authorized by the shareholders. On April 18, 2002, shareholders authorized the redemption of these shares and on May 20, 2002 all of the Series A preferred shares were redeemed at par value and a pro rata dividend paid for the second quarter on those shares for a total cost of $309. The holder of Series A preferred stock was entitled to cumulative dividends at the rate of $0.33 per share annually.

Common Stock: There were 80,000,000 shares of common stock with a par value of $1.00 authorized and 28,362,316 and 28,280,896 shares issued and outstanding at November 30, 2002 and December 1, 2001, respectively. On November 16, 2001, a 2-for-1 common stock split was effected which resulted in a transfer of $14,142 from retained earnings to common stock. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split. Dividends of $0.438, $0.428 and $0.418 per share were declared and paid in 2002, 2001 and 2000, respectively.

Shareholder Rights Plan: The shareholder rights plan provides each holder of a share of common stock a right to purchase one additional share of common stock for $90, subject to adjustment. These rights are not currently exercisable. Upon the occurrence of certain events, such as the public announcement of a tender offer or the acquisition of 15 percent or more of the Company's outstanding common stock by a person or group (an "acquiring person"), each right entitles the holder to purchase $90 worth of common stock (or in some circumstances common stock of the acquiring person) at one half of its then market value. Rights held by an acquiring person are void. The Company may redeem or exchange the rights in certain instances. Unless extended or redeemed the rights expire on July 30, 2006.

See Note 6 regarding the Company's shelf registration statement filed in September 2002.

9/  Stock-Based Compensation

Directors' Deferred Compensation Plan: Directors, who are not employees, may elect to defer all or a portion of the payment of their retainer and meeting fees in a number of investment options including units representing shares of Company common stock. At November 30, 2002, 9,816 shares remained available for future issuance of the 150,000 shares originally allocated under this plan.

1998 Directors' Stock Incentive Plan: This plan reserves 400,000 shares of common stock to offer non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest. In 2002, 2001 and 2000, respectively,

11,700, 21,020 and 15,400 restricted shares were awarded under this plan. The market value of these restricted shares totaling $358, $556 and $304 has been recorded as unearned compensation--restricted stock and is shown in stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods of generally four years and amounted to $269, $137 and $207 in 2002, 2001 and 2000, respectively. Commencing in 2003, shares may also be issued under this plan in connection with amounts deferred by non-employee directors under the Directors' Deferred Compensation Plan. At November 30, 2002, 321,046 shares remained available for future awards.

Year 2000 Stock Incentive Plan: This plan reserves 3,000,000 shares of common stock for granting of awards during a period of up to ten years from October 14, 1999. The Year 2000 Stock Incentive Plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the Company's common stock value.

A total of 384,152, 607,172 and 56,684 non-qualified stock options were granted in 2002, 2001 and 2000, respectively to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. At November 30, 2002, 2,107,338 shares remained available for future grants or allocations under the plan.

1992 Stock Incentive Plan: This plan reserved 1,800,000 shares of common stock for granting of awards. The plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other based on the Company's common stock value.

Shares of restricted stock had been the most common award issued from this plan. Unearned compensation from these restricted stock awards is being amortized to expense from the unearned compensation contra equity balance over the vesting periods of generally ten years and amounted to $695, $1,060 and $1,768 in 2002, 2001 and 2000, respectively.

A total of 288,150 non-qualified stock options were granted in 2000 to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. At November 30, 2002, no shares remained available for future grants or allocations from the 1992 plan.

401(k) Plan: All U.S. employees have the option of contributing up to fifteen percent of their pretax earnings to a 401(k) plan. The Company matches up to the first four percent of each employee's contributions and the trustee purchases Company shares on the open market. The costs of the Company match were $3,106, $2,905 and $3,471 in 2002, 2001 and 2000, respectively.

Key Employee Deferred Compensation Plan: Key employees may elect to defer a portion of their eligible compensation to be invested in a number of investment choices, including units which are valued based on the then fair market value of the Company's common stock. The Company provides a 10% match on deferred compensation invested in these units. The Company also provides a match for certain amounts specified in the plan related to and reduced by matching contributions under the 401(k) plan. There were 5,868, 22,177 and 20,072 units allocated to employees' deferrals in 2002, 2001 and 2000, respectively. There were 2,676, 7,652 and 13,096 units allocated to Company matching in 2002, 2001 and 2000, respectively. The costs of the matching were $256, $221 and $266 in 2002, 2001 and 2000, respectively. Of the 600,000 shares reserved under this plan, 517,094 remained available for this plan at November 30, 2002.

All deferred compensation invested in units of the Company's common stock is paid with shares of the Company's common stock. All deferred compensation invested in any of the other investment choices is paid with cash.

Stock Options:

The following table provides information about the Company's 1992 and 2000 Stock Incentive Plans:

                                                             Weighted-Average
   Summary of Non-qualified Stock Option Activity  Options    Exercise Price
   ---------------------------------------------- ---------  ----------------
          Outstanding at November 28, 1999.......   614,898       $18.54
          Cancelled..............................   (81,454)       23.07
          Granted................................   344,834        26.14
          Exercised..............................  (150,248)        7.64
                                                  ---------
          Outstanding at December 2, 2000........   728,030        23.88
          Cancelled..............................  (150,422)       21.62
          Granted................................   607,172        18.63
          Exercised..............................    (5,732)       21.50
                                                  ---------
          Outstanding at December 1, 2001........ 1,179,048        21.48
          Cancelled..............................  (154,851)       22.35
          Granted................................   384,152        26.02
          Exercised..............................   (79,088)       22.31
                                                  ---------
          Outstanding at November 30, 2002....... 1,329,261       $22.64
                                                  =========
          Exercisable at November 30, 2002.......   404,279       $22.33
                                                  =========

                                   Options Outstanding             Options Exercisable
                         ---------------------------------------- ----------------------
                                     Weighted-Average                       Weighted-
                                   Remaining Contractual Exercise            Average
Range of Exercise Prices  Shares      Life (in years)     Price   Options Exercise Price
------------------------ --------- --------------------- -------- ------- --------------
     $18.63 - 23.44.....   777,915          6.8           $19.72  312,072     $20.50
      25.95 - 28.52.....   528,785          7.0            26.45   77,207      27.38
      30.63 - 34.31.....    22,561          6.6            33.89   15,000      34.31
                         ---------                                -------
                         1,329,261                                404,279
                         =========                                =======

The weighted-average fair value per stock options granted in 2002, 2001 and 2000 was $10.34, $7.66 and $10.15, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for 2002, 2001 and 2000:

                                                         2002    2001    2000
                                                        ------- ------- -------
Risk-free interest rate................................   4.68%   5.66%   6.31%
Expected dividend yield................................   1.50%   1.50%   1.50%
Expected volatility factor.............................  37.58%  35.77%  30.60%
Expected option term................................... 7 years 7 years 7 years

10/  Pension and Postretirement Benefits

Noncontributory defined benefit plans cover all U.S. employees. Benefits for these plans are based primarily on years of service and employees' average compensation during their five highest out of the last ten years of service. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities. U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

Certain non-U.S. subsidiaries provide pension benefits for their employees consistent with local practices and regulations. These plans are defined benefit plans covering substantially all employees upon completion of a specified period of service. Benefits for these plans are generally based on years of service and annual compensation.

Health care and life insurance benefits are provided for eligible retired employees and their eligible dependents. These benefits are provided through various insurance companies and health care providers. Costs are accrued during the years the employee renders the necessary service.

                                                              Pension Benefits
                                                   --------------------------------------  Other Postretirement
                                                       U.S. Plans        Non-U.S. Plans         Benefits
                                                   ------------------  ------------------  ------------------
Change in benefit obligation:                        2002      2001      2002      2001      2002       2001
-----------------------------                      --------  --------  --------  --------  --------   --------
    Benefit obligation, September 1 of prior
      year........................................ $211,450  $180,382  $ 77,894  $ 66,759  $ 49,417   $ 39,734
    Service cost..................................    5,640     4,735     2,600     2,491     1,660      1,360
    Interest cost.................................   14,862    14,018     4,663     3,575     3,471      3,089
    Participant contributions.....................       --        --       705     1,494       326        250
    Plan amendments...............................      307       506        --        --        --         --
    Actuarial (gain)/loss.........................    6,284    21,057     1,404     6,341    (1,357)     8,029
    Curtailment (gain)/loss.......................   (2,643)       --      (372)       --       721         --
    Benefits paid.................................   (9,526)   (9,248)   (3,713)   (2,767)   (3,039)    (3,045)
    Currency change effect........................       --        --     7,767         1        --         --
                                                   --------  --------  --------  --------  --------   --------
    Benefit obligation, August 31................. $226,374  $211,450  $ 90,948  $ 77,894  $ 51,199   $ 49,417
                                                   ========  ========  ========  ========  ========   ========

Change in plan assets:
----------------------
    Fair value of plan assets, September 1 of
      prior year.................................. $210,131  $290,329  $ 46,103  $ 50,963  $ 56,984   $ 78,185
    Actual return on plan assets..................  (34,971)  (72,332)  (11,212)   (5,921)  (11,955)   (18,663)
    Employer contributions........................    1,484     1,382       558       651       293        257
    Participant contributions.....................       --        --       607     1,494       326        250
    Other.........................................       --        --       224        --        --         --
    Benefits paid.................................   (9,526)   (9,248)   (1,209)     (928)   (3,039)    (3,045)
    Currency change effect........................       --        --     3,400      (156)       --         --
                                                   --------  --------  --------  --------  --------   --------
    Fair value of plan assets, August 31.......... $167,118  $210,131  $ 38,471  $ 46,103  $ 42,609   $ 56,984
                                                   ========  ========  ========  ========  ========   ========

Reconciliation of funded status as of November 30:
--------------------------------------------------
    Funded status................................. $(59,256) $ (1,319) $(56,784) $(31,791) $ (8,589)  $  7,567
    Unrecognized actuarial loss (gain)............   41,186   (22,422)   25,857       279    36,479     22,156
    Unrecognized prior service cost (benefit).....    4,417     5,202       (53)      (41)   (5,202)    (7,707)
    Unrecognized net transition obligation........      (42)      (69)      576       583        --         --
    Contributions between measurement date
      and fiscal year-end.........................      278       270       226       251        69         75
                                                   --------  --------  --------  --------  --------   --------
    Recognized amount............................. $(13,417) $(18,338) $(30,178) $(30,719) $ 22,757   $ 22,091
                                                   ========  ========  ========  ========  ========   ========

Statement of financial position as of November 30:
--------------------------------------------------
    Prepaid benefit cost.......................... $    355  $    469  $    870  $  1,489
    Accrued benefit liability.....................  (13,772)  (18,807)  (31,048)  (32,208)
    Additional minimum liability..................  (18,899)   (8,578)  (17,878)   (3,785)
    Intangible asset..............................    4,393     3,314        --        --
    Accumulated other comprehensive
      income--pretax..............................   14,506     5,264    17,878     3,785
                                                   --------  --------  --------  --------
    Recognized amount............................. $(13,417) $(18,338) $(30,178) $(30,719)
                                                   ========  ========  ========  ========

The U.S. pension plans are underfunded as of year-end 2002. The accumulated benefit obligations of these plans are $199,712, with assets of these plans totaling $167,118. Certain non-U.S. pension plans were underfunded as of year-end 2002 and 2001. The accumulated benefit obligations of these plans were $76,158 in 2002 and $90,582 in 2001. The assets of these plans were $28,452 in 2002 and $46,660 in 2001.

                                                        Pension Benefits
                                    -------------------------------------------------------            Other
                                             U.S. Plans                 Non-U.S. Plans        Postretirement Benefits
                                    ----------------------------  -------------------------  -------------------------
Net periodic cost (benefit):          2002      2001      2000      2002     2001     2000     2002     2001     2000
----------------------------        --------  --------  --------  -------  -------  -------  -------  -------  -------
Service cost....................... $  5,640  $  4,735  $  5,613  $ 2,600  $ 2,491  $ 2,675  $ 1,660  $ 1,360  $ 1,027
Interest cost......................   14,862    14,018    13,513    4,663    3,575    5,041    3,471    3,089    2,119
Expected return on assets..........  (23,258)  (24,118)  (20,582)  (3,272)  (3,303)  (4,490)  (5,281)  (7,317)  (6,387)
Prior service cost amortization....      844       839       838        6        8        8   (2,309)  (2,310)  (2,310)
Actuarial (gain)/loss amortization.   (1,737)   (6,059)   (2,637)     417     (406)    (137)   1,522     (457)    (942)
Transition amount amortization.....      (27)      (27)      (27)      54       60       62       --       --       --
Curtailment gain...................      247        --        --      124       --       --      558       --       --
                                    --------  --------  --------  -------  -------  -------  -------  -------  -------
Net periodic benefit cost (benefit) $ (3,429) $(10,612) $ (3,282) $ 4,592  $ 2,425  $ 3,159  $  (379) $(5,635) $(6,493)
                                    ========  ========  ========  =======  =======  =======  =======  =======  =======

                                                       Pension Benefits
                                            -------------------------------------  Other Postretirement
                                                 U.S. Plans       Non-U.S. Plans       Benefits
                                            -------------------  ----------------  -------------------
Weighted-Average Assumptions, August         2002   2001   2000  2002  2001  2000  2002   2001   2000
------------------------------------        -----  -----  -----  ----  ----  ----  ----   ----   ----
Discount rate..............................  6.50%  7.00%  7.75% 6.96% 6.04% 6.53% 6.50%  7.00%  7.75%
Expected return on plan assets............. 10.50% 10.50% 10.50% 5.88% 7.93% 7.92% 9.50%  9.50%  9.50%
Rate of compensation increase..............  4.02%  4.02%  4.02% 4.01% 3.16% 3.14%
Rate of increase in healthcare cost levels:
   Employees under age 65..................                                        4.85%  5.10%  5.10%
   Employees age 65 and older..............                                        4.85%  5.10%  5.10%

For calculation of 2003 expense the Company has reduced its assumptions for expected return on plan assets for the U.S. pension plans and other postretirement benefits to 9.75 percent and 8.75 percent, respectively. The discount rate assumptions noted above were the rates used to calculate the year-end pension obligations for each respective year.

The rate of increase in health care cost levels is expected to be 4.85% in the years 2003 and later. Beginning in 2005, the dollar contribution by the Company for retiree medical coverage will remain fixed at the 2004 level for employees who retire in the year 2005 or later.

Sensitivity Information: The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the December 1, 2001 service and interest cost and the accumulated postretirement benefit obligation at November 30, 2002:

                                                           One-Percentage Point
                                                           -------------------
                                                           Increase   Decrease
                                                           --------   --------
   Effect on service and interest cost components.........  $  495    $  (410)
   Effect on accumulated postretirement benefit obligation  $4,283    $(3,620)

11/  Financial Instruments

Forward foreign currency contracts as of November 30, 2002, matured between December 3, 2002 and December 20, 2002. These contracts represent hedges of intercompany transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market gains/(losses) associated with these contracts were $41 and $(183) for 2002 and 2001, respectively. These gains/(losses) were largely offset by the underlying foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 30, 2002 and December 1, 2001, there were no significant concentrations of credit risk.

12/  Commitments and Contingencies

 Leases:
 Assets under capital leases                                    2002     2001
 ---------------------------                                  -------  -------
 Land........................................................ $ 1,201  $ 1,168
 Buildings and improvements..................................   2,374    2,056
 Machinery and equipment.....................................     572      653
                                                              -------  -------
                                                                4,147    3,877
 Accumulated depreciation....................................  (1,897)  (1,669)
                                                              -------  -------
 Net assets under capital leases............................. $ 2,250  $ 2,208
                                                              =======  =======

The minimum lease payments, related to equipment, that will have to be made in each of the years indicated based on capital and operating leases in effect at November 30, 2002 are:

 Fiscal year                                                  Capital Operating
 -----------                                                  ------- ---------
 2003........................................................  $104    $12,559
 2004........................................................    21     10,253
 2005........................................................    --      6,663
 2006........................................................    --      2,383
 2007........................................................    --      1,698
 Later years.................................................    --      8,146
                                                               ----    -------
 Total minimum lease payments................................   125    $41,702
                                                                       =======
 Amount representing interest................................    (1)
                                                               ----
 Present value of minimum lease payments.....................  $124
                                                               ====

Rental expense for all operating leases was $21,270, $16,578 and $15,648 in 2002, 2001 and 2000, respectively.

Environmental: The Company is party to various lawsuits and governmental proceedings. In particular, the Company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the Company may be required to pay a share of the costs of investigation and cleanup of these sites. The Company has recorded its best probable estimate of liabilities for estimated costs of environmental remediation. These estimates are based primarily upon internal or third-party environmental studies, and estimates as to the Company's responsibility. Recorded liabilities are adjusted as circumstances change.

Product Liability Claims: Product liability claims refers primarily to a product line of a subsidiary used in the residential construction market in the southeastern United States for a limited period of time. The number and amount of all potential claims related to this product line are limited. The Company has accrued $4,122 for the potential liability for claims settlement and legal costs. Additionally the Company has recorded probable insurance recoveries of $2,261 in connection with all such claims. The Company continually reevaluates these amounts. The Company does not believe that the ultimate outcome of all of its legal proceedings and claims related to this product line, individually and in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of Company common stock in the open market. Under the program, the

Company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the Company only in the event of the participant's default. Of the original 30 employees receiving bank loans, 14 had loans outstanding at November 30, 2002 and the aggregate amount outstanding was $8,810.

13/  Operating Segment Information

In fiscal 2002 and in connection with the current year restructuring initiatives (See Note 3 to the Consolidated Financial Statements, "Restructuring and Other Related Costs"), the management structure and philosophy fundamentally changed how global adhesives operations were to be managed. The change from autonomous geographic regions for its adhesive operations to combined global operations, focused on managing adhesive products and markets on a worldwide basis. Prior year results were restated to reflect the realigned organization for comparability. The primary markets include adhesives for packaging, assembly, converting, nonwoven, automotive, graphic arts and footwear. In addition, the existing management structure was reorganized to manage these adhesives markets on a global basis. In this regard, the adhesives operations has a General Manager--Global Adhesives, who is responsible for manufacturing, sales and product line management. Management reporting has also been modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

Because of these fundamental changes, effective in 2002, segment reporting has changed to present adhesives operations globally. The specialty chemical product lines will continue to be reported as a separate segment entitled Full-Valu/Specialty. Certain product lines previously included in the adhesives geographic business have been repositioned and are now included in the Full-Valu/Specialty operating segment.

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the amortization of goodwill and gains on the sales of assets. Charges, net of gains on the sales of assets in connection with the Company's restructuring initiatives are excluded from its operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment sales are recorded at cost plus a minor markup for administrative costs.

Reportable operating segment financial information for all periods presented follows:

                                    Inter-
                           Trade    Segment   Operating   Depreciation/   Total      Capital
Operating Segments        Revenue   Revenue  Income(Loss) Amortization  Assets (a) Expenditures
------------------       ---------- -------  ------------ ------------- ---------- ------------
Global Adhesives... 2002 $  865,782 $ 4,363    $ 58,444      $29,037    $  601,547   $24,164
                    2001    878,034   7,624      55,481       32,723       614,308    16,361
                    2000    947,599   4,942      56,974       35,087       646,992    24,144
Full-Valu/Specialty 2002 $  390,428 $   649    $ 29,759      $ 8,443    $  209,821   $ 2,456
                    2001    396,025   1,460      34,190        8,985       239,922     5,046
                    2000    416,362     909      45,227        8,672       243,031     5,649
Corporate and
  Unallocated...... 2002         -- $(5,012)         --      $12,814    $  150,071   $ 9,658
                    2001         --  (9,084)         --       11,129       111,943     9,318
                    2000         --  (5,851)         --        8,406       120,338    19,251
Total Company...... 2002 $1,256,210      --    $ 88,203      $50,294    $  961,439   $36,278
                    2001  1,274,059      --      89,671       52,837       966,173    30,725
                    2000  1,363,961      --     102,201       52,165     1,010,361    49,044

--------
(a) Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of Operating Income to Pretax Income   2002      2001      2000
--------------------------------------------------- --------  --------  --------
      Operating income............................. $ 88,203  $ 89,671  $102,201
      Restructuring related (charges) credits......  (29,737)   (1,564)      300
      Interest expense.............................  (17,266)  (21,247)  (23,814)
      Gains from sales of assets...................    2,121       752     4,131
      Other income (expense), net..................   (3,009)   (6,310)   (8,048)
                                                    --------  --------  --------
      Pretax income................................ $ 40,312  $ 61,302  $ 74,770
                                                    ========  ========  ========

                                                                     Property,
                                                            Trade    Plant and
  Geographic Areas                                         Revenue   Equipment
  ----------------                                        ---------- ---------
  North America..................................... 2002 $  748,706 $219,894
                                                     2001    762,402  242,296
                                                     2000    817,855  258,230
  Europe............................................ 2002 $  243,989 $ 72,789
                                                     2001    245,271   64,623
                                                     2000    262,128   67,369
  Latin America..................................... 2002 $  164,195 $ 40,858
                                                     2001    169,649   42,853
                                                     2000    182,986   45,242
  Asia/Pacific...................................... 2002 $   99,320 $ 21,423
                                                     2001     96,737   21,341
                                                     2000    100,992   23,848
  Total Company..................................... 2002 $1,256,210 $354,964
                                                     2001  1,274,059  371,113
                                                     2000  1,363,961  394,689

14/  Quarterly Data (unaudited)

                       Net Revenue          Gross Profit      Operating Income**
                  ---------------------  -------------------  -----------------
                     2002       2001       2002      2001      2002      2001
                  ---------- ----------  --------  --------   -------  -------
   First quarter. $  293,240 $  306,934  $ 75,178  $ 82,576   $ 6,346  $14,284
   Second quarter    319,402    328,507    87,437    88,212    16,055   23,612
   Third quarter.    313,936    315,712    84,184    85,923    16,511   24,752
   Fourth quarter    329,632    322,906    91,183    88,842    17,510   25,459
                  ---------- ----------  --------  --------   -------  -------
   Total year.... $1,256,210 $1,274,059  $337,982  $345,553   $56,422  $88,107
                  ========== ==========  ========  ========   =======  =======

                                         Basic Net Income Per Diluted Net Income
                        Net Income             Share             Per Share
                  ---------------------  -------------------  -----------------
                     2002       2001       2002      2001      2002      2001
                  ---------- ----------  --------  --------   -------  -------
   First quarter. $      666 $    5,049* $   0.02  $   0.18*  $  0.02  $  0.18*
   Second quarter      7,935     11,861      0.28      0.42      0.28     0.42
   Third quarter.      9,199     14,587      0.33      0.52      0.32     0.51
   Fourth quarter     10,376     12,942      0.37      0.46      0.36     0.46
                  ---------- ----------
   Total year.... $   28,176 $   44,439* $   1.00  $   1.59*  $   .98  $  1.57*
                  ========== ==========

--------
* Includes an accounting change of $501 charge or $0.02 loss per share. ** Includes charges related to the Company's restructuring initiatives.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information under the heading "Election of Directors" (excluding the sections entitled "Compensation of Directors" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003 (the "2003 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.  Executive Compensation

The section under the heading "Executive Compensation" (excluding the section entitled "Compensation Committee Report on Executive Compensation") contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The section entitled "Executive Stock Purchase Loan Program" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.

There were no significant changes in the Company's internal controls or, to the knowledge of management, in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

      Documents filed as part of this report:

      Statement of Consolidated Income for the years ended November 30, 2002, December 1, 2001 and December 2, 2000

      Consolidated Balance Sheet as of November 30, 2002, and December 1, 2001

      Consolidated Statement of Stockholders' Equity for the years ended November 30, 2002, December 1, 2001 and December 2, 2000

      Consolidated Statement of Cash Flows for the years ended November 30, 2002, December 1, 2001 and December 2, 2000

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

    3. Exhibits

    Item                                              Incorporation by Reference
    ----                                              --------------------------
3.1 Restated Articles of Incorporation of H.B. Fuller Exhibit 3(a) to the Report on Form 10-K405 for the
    Company, October 30, 1998                         year ended November 28, 1998.

3.2 Articles of Amendment of Articles of              Exhibit 3.2 to the Report on Form 10-K for the
    Incorporation of H.B. Fuller Company,             year ended December 1, 2001.
    October 27, 2001

3.3 By-Laws of H.B. Fuller Company as amended         Exhibit 3(b) to the Report on Form 10-Q for the
    through July 14, 1999                             quarter ended August 28, 1999.

4.1 Rights Agreement, dated as of July 18, 1996,      Exhibit 4 to the Form 8-A, dated July 24, 1996.
    between H.B. Fuller Company and Wells Fargo
    Bank Minnesota, National Association, as Rights
    Agent, which includes as an exhibit the form of
    Right Certificate

4.2 Amendment to Rights Agreement, dated as of        Exhibit 1 to the Form 8-A / A-1, dated February 2,
    January 23, 2001, between H.B. Fuller Company     2001.
    and Wells Fargo Bank Minnesota, National
    Association, as Rights Agent

4.3 Agreement dated as of June 2, 1998 between H.B.   Exhibit 4(a) to the Report on Form 10-Q for the
    Fuller Company and a group of investors,          quarter ended August 29, 1998.
    primarily insurance companies, including the form
    of Notes

4.4 H.B. Fuller Company Executive Stock Purchase      Exhibit 4.7 to the Registration Statement on Form
    Loan Program                                      S-8 (Commission File No. 333-44496) filed
                                                      August 25, 2000 and the Registration Statement on
                                                      Form S-8 (Commission File No. 333-48418) filed
                                                      October 23, 2000.

       Item                                              Incorporation by Reference
       ----                                              --------------------------
 *10.1 H.B. Fuller Company 1992 Stock Incentive Plan     Exhibit 10(a) to the Report on Form 10-K for the
                                                         year ended November 30, 1992.

 *10.2 H.B. Fuller Company Restricted Stock Plan         Exhibit 10(c) to the Report on Form 10-K for the
                                                         year ended November 30, 1993.

 *10.3 H.B. Fuller Company Restricted Stock Unit Plan    Exhibit 10(d) to the Report on Form 10-K for the
                                                         year ended November 30, 1993.

 *10.4 H.B. Fuller Company Directors' Deferred           Exhibit 10.4 to the Report on Form 10-K for the
       Compensation Plan as Amended December 1,          year ended December 1, 2001.
       2001

 *10.5 H.B. Fuller Company 2000 Stock Incentive Plan     Registration Statement on Form S-8
                                                         (Commission File No. 333-48420) filed
                                                         August 25, 2000.

 *10.6 H.B. Fuller Company 1998 Directors' Stock         Exhibit 10(c) to the Report on Form 10-Q for the
       Incentive Plan                                    quarter ended May 30, 1998.

 *10.7 H.B. Fuller Company Supplemental Executive        Exhibit 10(j) to the Report on Form 10-K405 for
       Retirement Plan--1998 Revision                    the year ended November 28, 1998.

 *10.8 First Amendment to H.B. Fuller Company            Exhibit 10(x) to the Report on Form 10-K405 for
       Supplemental Executive Retirement Plan dated      the year ended November 28, 1998.
       November 4, 1998

 *10.9 H.B. Fuller Company Executive Benefit Trust       Exhibit 10(k) to the Report on Form 10-K for the
       dated October 25, 1993 between H.B. Fuller        year ended November 29, 1997.
       Company and First Trust National Association,
       as Trustee, relating to the H.B. Fuller Company
       Supplemental Executive Retirement Plan

*10.10 Amendments to H.B. Fuller Company Executive       Exhibit 10(k) to the Report on Form 10-K405 for
       Benefit Trust, dated October 1, 1997 and          the year ended November 28, 1998.
       March 2, 1998, between H.B. Fuller Company
       and First Trust National Association, as Trustee,
       relating to the H.B. Fuller Company
       Supplemental Executive Retirement Plan

*10.11 H.B. Fuller Company Directors Benefit Trust,      Exhibit 10(w) to the Report on Form 10-K for
       dated February 10, 1999, between H.B. Fuller      the year ended November 27, 1999.
       Company and U.S. Bank National Association,
       as Trustee, relating to the Retirement Plan for
       Directors

*10.12 H.B. Fuller Company Key Employee Deferred         Exhibit 4.1 to the Registration Statement on
       Compensation Plan                                 Form S-8 (Commission File No. 333-89453)
                                                         filed October 21, 1999.

*10.13 First Declaration of Amendment to the             Exhibit 10(v) to the Report on Form 10-K for the
       Retirement Plan for Directors of H.B. Fuller      year ended November 27, 1999.
       Company dated February 10, 1999

*10.14 H.B. Fuller Company Annual and Long-Term
       Incentive Plan

       Item                                             Incorporation by Reference
       ----                                             --------------------------
*10.15 Form of Employment Agreement signed by           Exhibit 10(e) to the Report on Form 10-K for the
       executive officers                               year ended November 30, 1990.

*10.16 Employment Agreement, dated April 16, 1998,      Exhibit 10(a) to the Report on Form 10-Q for the
       between H.B. Fuller Company and Albert           quarter ended May 30, 1998.
       Stroucken

*10.17 Restricted Stock Award Agreement, dated          Exhibit 10(d) to the Report on Form 10-Q for the
       April 23, 1998, between H.B. Fuller Company      quarter ended May 30, 1998.
       and Lee R. Mitau

*10.18 Managing Director Agreement with Peter           Exhibit 10(p) to the Report on Form 10-K for the
       Koxholt signed October 15, 1998                  year ended November 27, 1999.

*10.19 International Service Agreement with Peter       Exhibit 10(a) to the Report on Form 10-Q for the
       Koxholt dated May 1, 2001                        quarter ended June 2, 2001.

*10.20 Letter to Peter Koxholt dated May 1, 2001        Exhibit 10(b) to the Report on Form 10-Q for the
                                                        quarter ended June 2, 2001.

*10.21 Form of Change in Control Agreement dated        Exhibit 10(y) to the Report on Form 10-K405 for
       April 8, 1998 between H.B. Fuller Company and    the year ended November 28, 1998.
       each of its executive officers, other than Peter
       Koxholt and Albert Stroucken

*10.22 Change in Control Agreement dated October 15,    Exhibit 10(q) to the Report on Form 10-K for the
       1998 between H.B. Fuller Company and Peter       year ended November 27, 1999.
       Koxholt

*10.23 Employment Agreement dated May 6, 1999           Exhibit 10(a) to the Report on Form 10-Q for the
       between H.B. Fuller Company and Raymond A.       quarter ended August 28, 1999.
       Tucker

*10.24 Third Declaration of Amendment to the            Exhibit 10.1 to the Report on Form 10-Q for the
       Retirement Plan for Directors of H.B. Fuller     quarter ended August 31, 2002.
       Company dated April 19, 2002

*10.25 Letter Agreement with Raymond A. Tucker          Exhibit 10.2 to the Report on Form 10-Q for the
       dated July 7, 2002                               quarter ended August 31, 2002.

    12 Computation of Ratios

    21 List of Subsidiaries

    23 Consent of PricewaterhouseCoopers LLP

    24 Powers of Attorney

  99.1 Certification by Albert P.L. Stroucken,
       Chairman, President and Chief Executive Officer

  99.2 Certification by Raymond A. Tucker, Senior
       Vice President and Chief Financial Officer

--------
* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)   Reports on Form 8-K

      Two reports on Form 8-K were filed during the quarter ended November 30, 2002 to:
      1) Report financial results for the third quarter of 2002 and filing of shelf registration statement.

      2)  Report changes in the management structure and operating segments.

(c)   See Exhibit Index and Exhibits attached to this Form 10-K405.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               H.B. FULLER COMPANY

      Dated: February 28, 2003 By   /S/ ALBERT P.L. STROUCKEN
                                   --------------------------------------
                                    ALBERT P.L. STROUCKEN
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                        Title
          ---------                        -----
/S/  ALBERT P.L. STROUCKEN     Chairman of the Board,
------------------------------ President and
ALBERT P.L. STROUCKEN          Chief Executive Officer and
                               Director
                               (Principal Executive Officer)

/S/  RAYMOND A. TUCKER         Senior Vice President, and
------------------------------ Chief Financial Officer
RAYMOND A. TUCKER              (Principal Financial Officer)

/S/  JAMES C. MCCREARY, JR.    Vice President and Controller
------------------------------ (Principal Accounting Officer)
JAMES C. MCCREARY, JR.

* NORBERT R. BERG              * FREEMAN A. FORD
------------------------------ ------------------------------
NORBERT R. BERG, Director      FREEMAN A. FORD, Director

* GAIL D. FOSLER               * REATHA CLARK KING
------------------------------ ------------------------------
GAIL D. FOSLER, Director       REATHA CLARK KING, Director

* KNUT KLEEDEHN                * J. MICHAEL LOSH
------------------------------ ------------------------------
KNUT KLEEDEHN, Director        J. MICHAEL LOSH, Director

* JOHN J. MAURIEL, JR.         * LEE R. MITAU
------------------------------ ------------------------------
JOHN J. MAURIEL, JR., Director LEE MITAU, Director

* ALFREDO L. ROVIRA            * R. WILLIAM VAN SANT
------------------------------ ------------------------------
ALFREDO L. Rovira, Director    R. WILLIAM VAN SANT, Director

*By /S/  PATRICIA L. JONES     Dated: February 28, 2003
------------------------------
PATRICIA L. JONES, Attorney
  in Fact

                                CERTIFICATIONS

I, Albert P.L. Stroucken, certify that:

1. I have reviewed this annual Report on Form 10-K405 of H.B. Fuller Company ("The Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/  ALBERT P.L. STROUCKEN
---------------------------
Albert P.L. Stroucken
Chairman, President and Chief
  Executive Officer

I, Raymond A. Tucker, certify that:

1. I have reviewed this annual Report on Form 10-K405 of H.B. Fuller Company ("The Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/  RAYMOND A. TUCKER
---------------------------
Raymond A. Tucker
Senior Vice President and
  Chief Financial Officer

                                 EXHIBIT INDEX

      Item                                              Incorporation by Reference
      ----                                              --------------------------
3.1   Restated Articles of Incorporation of H.B. Fuller Exhibit 3(a) to the Report on Form 10-K405 for the
      Company, October 30, 1998                         year ended November 28, 1998.

3.2   Articles of Amendment of Articles of              Exhibit 3.2 to the Report on Form 10-K for the
      Incorporation of H.B. Fuller Company,             year ended December 1, 2001.
      October 27, 2001

3.3   By-Laws of H.B. Fuller Company as amended         Exhibit 3(b) to the Report on Form 10-Q for the
      through July 14, 1999                             quarter ended August 28, 1999.

4.1   Rights Agreement, dated as of July 18, 1996,      Exhibit 4 to the Form 8-A, dated July 24, 1996.
      between H.B. Fuller Company and Wells Fargo
      Bank Minnesota, National Association, as Rights
      Agent, which includes as an exhibit the form of
      Right Certificate

4.2   Amendment to Rights Agreement, dated as of        Exhibit 1 to the Form 8-A / A-1, dated February 2,
      January 23, 2001, between H.B. Fuller Company     2001.
      and Wells Fargo Bank Minnesota, National
      Association, as Rights Agent

4.3   Agreement dated as of June 2, 1998 between H.B.   Exhibit 4(a) to the Report on Form 10-Q for the
      Fuller Company and a group of investors,          quarter ended August 29, 1998.
      primarily insurance companies, including the form
      of Notes

4.4   H.B. Fuller Company Executive Stock Purchase      Exhibit 4.7 to the Registration Statement on Form
      Loan Program                                      S-8 (Commission File No. 333-44496) filed
                                                        August 25, 2000 and the Registration Statement on
                                                        Form S-8 (Commission File No. 333-48418) filed
                                                        October 23, 2000.

*10.1 H.B. Fuller Company 1992 Stock Incentive Plan     Exhibit 10(a) to the Report on Form 10-K for the
                                                        year ended November 30, 1992.

*10.2 H.B. Fuller Company Restricted Stock Plan         Exhibit 10(c) to the Report on Form 10-K for the
                                                        year ended November 30, 1993.

*10.3 H.B. Fuller Company Restricted Stock Unit Plan    Exhibit 10(d) to the Report on Form 10-K for the
                                                        year ended November 30, 1993.

*10.4 H.B. Fuller Company Directors' Deferred           Exhibit 10.4 to the Report on Form 10-K for the
      Compensation Plan as Amended December 1, 2001     year ended December 1, 2001.

*10.5 H.B. Fuller Company 2000 Stock Incentive Plan     Registration Statement on Form S-8 (Commission
                                                        File No. 333-48420) filed August 25, 2000.

*10.6 H.B. Fuller Company 1998 Directors' Stock         Exhibit 10(c) to the Report on Form 10-Q for the
      Incentive Plan                                    quarter ended May 30, 1998.

*10.7 H.B. Fuller Company Supplemental Executive        Exhibit 10(j) to the Report on Form 10-K405 for
      Retirement Plan--1998 Revision                    the year ended November 28, 1998.

*10.8 First Amendment to H.B. Fuller Company            Exhibit 10(x) to the Report on Form 10-K405 for
      Supplemental Executive Retirement Plan dated      the year ended November 28, 1998.
      November 4, 1998

       Item                                                Incorporation by Reference
       ----                                                --------------------------
*10.9  H.B. Fuller Company Executive Benefit Trust         Exhibit 10(k) to the Report on Form 10-K for the
       dated October 25, 1993 between H.B. Fuller          year ended November 29, 1997.
       Company and First Trust National Association, as
       Trustee, relating to the H.B. Fuller Company
       Supplemental Executive Retirement Plan

*10.10 Amendments to H.B. Fuller Company Executive         Exhibit 10(k) to the Report on Form 10-K405 for
       Benefit Trust, dated October 1, 1997 and March 2,   the year ended November 28, 1998.
       1998, between H.B. Fuller Company and First
       Trust National Association, as Trustee, relating to
       the H.B. Fuller Company Supplemental Executive
       Retirement Plan

*10.11 H.B. Fuller Company Directors Benefit Trust,        Exhibit 10(w) to the Report on Form 10-K for the
       dated February 10, 1999, between H.B. Fuller        year ended November 27, 1999.
       Company and U.S. Bank National Association, as
       Trustee, relating to the Retirement Plan for
       Directors

*10.12 H.B. Fuller Company Key Employee Deferred           Exhibit 4.1 to the Registration Statement on Form
       Compensation Plan                                   S-8 (Commission File No. 333-89453) filed
                                                           October 21, 1999.

*10.13 First Declaration of Amendment to the Retirement    Exhibit 10(v) to the Report on Form 10-K for the
       Plan for Directors of H.B. Fuller Company dated     year ended November 27, 1999.
       February 10, 1999

*10.14 H.B. Fuller Company Annual and Long-Term
       Incentive Plan

*10.15 Form of Employment Agreement signed by              Exhibit 10(e) to the Report on Form 10-K for the
       executive officers                                  year ended November 30, 1990.

*10.16 Employment Agreement, dated April 16, 1998,         Exhibit 10(a) to the Report on Form 10-Q for the
       between H.B. Fuller Company and Albert              quarter ended May 30, 1998.
       Stroucken

*10.17 Restricted Stock Award Agreement, dated             Exhibit 10(d) to the Report on Form 10-Q for the
       April 23, 1998, between H.B. Fuller Company and     quarter ended May 30, 1998.
       Lee R. Mitau

*10.18 Managing Director Agreement with Peter Koxholt      Exhibit 10(p) to the Report on Form 10-K for the
       signed October 15, 1998                             year ended November 27, 1999.

*10.19 International Service Agreement with Peter          Exhibit 10(a) to the Report on Form 10-Q for the
       Koxholt dated May 1, 2001                           quarter ended June 2, 2001.

*10.20 Letter to Peter Koxholt dated May 1, 2001           Exhibit 10(b) to the Report on Form 10-Q for the
                                                           quarter ended June 2, 2001.

*10.21 Form of Change in Control Agreement dated           Exhibit 10(y) to the Report on Form 10-K405 for
       April 8, 1998 between H.B. Fuller Company and       the year ended November 28, 1998.
       each of its executive officers, other than Peter
       Koxholt and Albert Stroucken

*10.22 Change in Control Agreement dated October 15,       Exhibit 10(q) to the Report on Form 10-K for the
       1998 between H.B. Fuller Company and Peter          year ended November 27, 1999.
       Koxholt

       Item                                              Incorporation by Reference
       ----                                              --------------------------
*10.23 Employment Agreement dated May 6, 1999            Exhibit 10(a) to the Report on Form 10-Q for the
       between H.B. Fuller Company and Raymond A.        quarter ended August 28, 1999.
       Tucker

*10.24 Third Declaration of Amendment to the             Exhibit 10.1 to the Report on Form 10-Q for the
       Retirement Plan for Directors of H.B. Fuller      quarter ended August 31, 2002.
       Company dated April 19, 2002

*10.25 Letter Agreement with Raymond A. Tucker dated     Exhibit 10.2 to the Report on Form 10-Q for the
       July 7, 2002                                      quarter ended August 31, 2002.

12     Computation of Ratios

21     List of Subsidiaries

23     Consent of PricewaterhouseCoopers LLP

24     Powers of Attorney

99.1   Certification by Albert P.L. Stroucken, Chairman,
       President and Chief Executive Officer

99.2   Certification by Raymond A. Tucker, Senior Vice
       President and Chief Financial Officer

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.