Form 10-Q
period 2003-03-01
FULLER H B CO
filed 2003-04-15
CIK 39368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 1, 2003
                               ---------------------

                                       or
                                       --

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________________to__________________

Commission File Number 001-09225
                       ---------------------------------------------------------

                               H.B. FULLER COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Minnesota                                                             41-0268370
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1200 Willow Lake Boulevard,
Vadnais Heights, Minnesota                                            55110-5101
---------------------------------------------           ------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (651) 236-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,382,335 as of March 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                  13 Weeks Ended
                                                                              ----------------------
                                                                               March 1,     March 2,
                                                                                 2003         2002
                                                                              ---------    ---------
Net revenue                                                                   $ 294,588    $ 293,240
Cost of sales                                                                  (212,440)    (218,062)
                                                                              ---------    ---------
Gross profit                                                                     82,148       75,178
Selling, general and administrative expenses                                    (70,944)     (68,832)
Interest expense                                                                 (3,765)      (4,716)
Other expense, net                                                               (2,680)      (1,130)
                                                                              ----------   ---------
Income before income taxes, minority interests, and income from equity
  investments                                                                     4,759          500
Income taxes                                                                     (1,634)          62
Minority interests in consolidated income                                          (258)        (279)
Income from equity investments                                                      379          383
                                                                              ----------   ---------
Net income                                                                    $   3,246    $     666
                                                                              ==========   =========

Basic income per common share                                                 $    0.12    $    0.02
                                                                              ==========   =========

Diluted income per common share                                               $    0.11    $    0.02
                                                                              ==========   =========

Weighted-average common shares outstanding:
Basic                                                                            28,201       28,006
Diluted                                                                          28,659       28,437

Dividends per share                                                           $   0.110    $   0.108

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              March 1,      November 30,
                                                                                2003            2002
                                                                            -----------     ------------
Assets
Current assets:
  Cash and cash equivalents                                                 $     1,592     $      3,666
  Trade receivables                                                             217,843          220,430
  Allowance for doubtful accounts                                                (7,946)          (8,088)
  Inventories                                                                   152,438          143,012
  Other current assets                                                           58,934           49,854
                                                                            -----------     ------------
Total current assets                                                            422,861          408,874

Property, plant and equipment, net                                              358,001          354,964
Other assets                                                                    108,074          106,456
Goodwill                                                                         73,654           71,020
Other intangibles, net                                                           20,070           20,125
                                                                            -----------     ------------
Total assets                                                                $   982,660     $    961,439
                                                                            ===========     ============

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                            $    28,913     $     20,020
   Current installments of long-term debt                                         1,279            1,362
   Trade payables                                                               102,388          113,297
   Accrued payroll and employee benefits                                         22,436           37,109
   Other accrued expenses                                                        26,560           25,070
   Restructuring liability                                                        7,549            8,508
   Income taxes payable                                                          10,200            9,480
                                                                            -----------     ------------
Total current liabilities                                                       199,325          214,846

Long-term debt, excluding current installments                                  178,246          161,763
Accrued pensions                                                                 91,689           87,393
Other liabilities                                                                39,880           34,532
Minority interests in consolidated subsidiaries                                  14,828           14,575
                                                                            -----------     ------------
Total liabilities                                                               523,968          513,109
                                                                            -----------     ------------
Commitments and contingencies

Stockholders' equity:
   Common stock, par value $1.00 per share                                       28,381           28,362
     Shares outstanding were 28,381,093 and 28,362,316, respectively
   Additional paid-in capital                                                    40,114           39,665
   Retained earnings                                                            411,942          411,818
   Accumulated other comprehensive loss                                         (20,069)         (29,679)
   Unearned compensation - restricted stock                                      (1,676)          (1,836)
                                                                            -----------     ------------
Total stockholders' equity                                                      458,692          448,330
                                                                            -----------     ------------
Total liabilities and stockholders' equity                                  $   982,660     $    961,439
                                                                            ===========     ============

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  13 Weeks Ended
                                                                           ------------------------------
                                                                              March 1,         March 2,
                                                                               2003             2002
                                                                           -------------- ---------------
Cash flows from operating activities:
  Net income                                                               $      3,246    $       666
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                13,016         14,283
    Change in assets and liabilities:
       Accounts receivables, net                                                  4,120         (2,025)
       Inventories                                                               (7,258)        (4,335)
       Other assets                                                              (1,744)        (6,196)
       Accounts payables                                                        (13,019)        (1,631)
       Accrued payroll and employee benefits and
         other accrued expenses                                                 (15,010)         1,510
       Restructuring liability                                                   (1,283)         4,988
       Income taxes payable                                                         715           (154)
       Accrued pensions                                                             722         (1,213)
       Other liabilities                                                           (483)         1,623
    Other                                                                           550            217
                                                                           ------------    -----------
     Net cash (used in) provided by operating activities                        (16,428)         7,733

Cash flows from investing activities:
   Purchased property, plant and equipment                                       (8,513)        (4,367)
   Proceeds from sale of property, plant and equipment                              178            744
                                                                           ------------    -----------
     Net cash used in investing activities                                       (8,335)        (3,623)

Cash flows from financing activities:
   Proceeds from long-term debt                                                  31,189         21,578
   Repayment of long-term debt                                                  (14,833)       (27,152)
   Net proceeds (payments) from/on notes payable                                  8,533         (1,612)
   Dividends paid                                                                (3,122)        (3,045)
   Other                                                                            202            317
                                                                           ------------    -----------
     Net cash provided by (used in) financing activities                         21,969         (9,914)

Effect of exchange rate changes                                                     720           (152)
                                                                           ------------    -----------
     Net change in cash and cash equivalents                                     (2,074)        (5,956)
Cash and cash equivalents at beginning of period                                  3,666         11,454
                                                                           ------------    -----------
Cash and cash equivalents at end of period                                 $      1,592    $     5,498
                                                                           ============    ===========

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Amounts in thousands)

1. Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002 as filed with the Securities and Exchange Commission.

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations follows:

                                                             13 Weeks Ended
                                                           -------------------
                                                           March 1,   March 2,
                                                            2003        2002
                                                           --------   --------
    Net income                                             $  3,246   $    666
    Dividends on preferred shares                                 -         (4)
                                                           --------   --------
    Income attributable to common shares                   $  3,246   $    662
                                                           ========   ========

    Weighted-average common shares - basic                   28,201     28,006
    Equivalent shares - stock-based compensation plans          458        431
                                                           --------   --------
    Weighted-average common shares - diluted                 28,659     28,437
                                                           ========   ========

    The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of the common shares of 3 and 19 for the first quarter of 2003 and 2002, respectively, as the results would have been anti-dilutive.

3.  Comprehensive Income: The components of total comprehensive income follows:

                                                          13 Weeks Ended
                                                    -------------------------
                                                     March 1,        March 2,
                                                       2003           2002
                                                    ---------       ---------
    Net income                                      $   3,246       $     666
    Other comprehensive income
      Foreign currency translation, net                 9,610            (862)
                                                    ---------       ---------
         Total comprehensive income                 $  12,856       $    (196)
                                                    =========       =========

    Components of accumulated other comprehensive income follows:

    Accumulated Other Comprehensive Income                   13 Weeks Ended
                                                          ---------------------
                                                           March 1,    March 2,
                                                            2003         2002
                                                          ---------   ---------
    Foreign currency translation adjustment               $   5,123   $ (16,838)
    Minimum pension liability                               (25,192)     (9,174)
                                                          ---------   ---------
    Total accumulated other comprehensive income          $ (20,069)  $ (26,012)
                                                          =========   =========

4.  Inventories: The composition of inventories follows:

                                                        March 1,   November 30,
                                                          2003        2002
                                                       ---------   ------------
    Raw materials                                      $  57,853   $     57,041
    Finished goods                                       104,887         96,192
    LIFO reserve                                         (10,302)       (10,221)
                                                       ---------   ------------
                                                       $ 152,438   $    143,012
                                                       =========   ============

5. Restructuring and Other Related Costs: During the first quarter of 2003 pretax charges of $4,462 ($3,053 after tax) were recorded in connection with the Company's restructuring plan that was announced on January 15, 2002. The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. Completion of the plan will result in the elimination of approximately 20 percent of the Company's 2001 global manufacturing capacity. In 2002, the Company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the Company also upgraded and realigned the Global Adhesives operating segment sales force. The plan will result in the elimination of approximately 565 positions, of which approximately 445 have occurred through the end of the first quarter of 2003. Of the total reductions of 445, 70 occurred in the first quarter of 2003 - primarily in the Global Adhesives operating segment. Offsetting the reduction of 565 positions will be approximately 115 newly hired employees (of which 90 were hired as of March 1, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

    Upon completion of the restructuring plan in 2003, the Company expects to have recorded total cumulative net pretax charges of approximately $35,000, net of gains associated with asset sales subject to the restructuring plan. Since inception of the plan and through the first quarter of 2003, total pretax charges have been $37,807. These charges were offset by $2,044 of gains on sales of assets in 2002. Any additional charges incurred as part of the plan are expected to be offset by additional gains on sales of assets subject to the restructuring plan. The charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be $20,000 to $25,000. As of March 1, 2003 cash costs incurred were $18,382 offset by $4,171 of proceeds from sales of assets subject to the plan. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                 Employee
                                                 Severance     Accelerated
                                               and Benefits   Depreciation       Other         Total
                                               ------------   -------------     -------      ---------
    Balance at December 2, 2001                $        349                     $   176      $     525

    2002 Charges:
        First quarter                                 4,784   $       1,637       1,254          7,675
        Second quarter                                2,831           2,830         961          6,622
        Third quarter                                 1,572           1,501       3,253          6,326
        Fourth quarter                                5,561           1,282       4,315         11,158
                                               ------------   -------------     -------      ---------
        Total charges                                14,748           7,250       9,783         31,781

    Non-cash                                         (1,638)         (7,250)          -         (8,888)
    Currency change effect                                                         (170)          (170)
    Cash payments                                    (7,648)                     (4,986)       (12,634)
                                               ------------   -------------     -------      ---------
    Total liabilities at November 30, 2002            5,811                       4,803         10,614

    2003 Charges - First Quarter                      2,388             190       1,884          4,462
    Non-cash                                                           (190)          -           (190)
    Currency change effect                                                          479            479
    Cash payments                                    (3,783)                     (1,965)        (5,748)
                                               ------------   -------------     -------      ---------
    Total liabilities at March 1, 2003                4,416                       5,201          9,617

    Long-term portion of liabilities                     --                      (2,068)        (2,068)
                                               ------------   -------------     -------      ---------
    Current liabilities at March 1, 2003       $      4,416                     $ 3,133      $   7,549
                                               ============   =============     =======      =========

    The pretax charges of $4,462 in the first quarter of 2003 were included in the income statement as: $1,827 in cost of sales and $2,635 in SG&A expense. The $1,827 in cost of sales included $1,523 of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $304 consisted of approximately $100 in each of the following categories: employee severance and benefits, accelerated depreciation and adverse lease termination costs. The $2,635 in SG&A expenses consisted of $2,281 of employee severance and benefits, $95 of accelerated depreciation and $259 of other costs directly attributed to the restructuring plan. Of the total pretax charges of $4,462 million incurred in the first quarter of 2003, $3,626 was attributed to the Global Adhesives operating segment, $442 to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $394.

    Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees during 2002 subject to the restructuring and to charges resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

    The beginning balance of $525 at December 2, 2001 in the restructuring liability relates to a prior restructuring plan.

6. Derivatives: Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. The Company currently has outstanding forward foreign currency contracts, primarily for buying and selling euros in exchange for British pound sterling, Canadian dollars and U.S. dollars. Because the derivative instruments outstanding were not designated as hedges, the gains and losses are recognized in the income statement as mark-to-market adjustments during the periods the derivative instrument is outstanding.

    As of March 1, 2003, the Company had forward foreign currency contracts maturing between March 3, 2003 and November 20, 2003. The mark-to-market net gains associated with these contracts were $874 for the quarter ended March 1, 2003.

7. Operating Segments: Segment data for the quarter follows:

                                                                         13 Weeks Ended
                                            -------------------------------------------------------------------------
                                                      March 1, 2003                          March 2, 2002
                                            ----------------------------------     ----------------------------------
                                                          Inter-                                 Inter-
                                               Trade      Segment   Operating         Trade      Segment    Operating
                                              Revenue     Revenue    Income          Revenue     Revenue     Income
                                            ------------ --------- -----------     ------------ --------- -----------
    Global Adhesives                          $202,205    $1,136     $10,933        $200,939      $1,498     $ 9,323
    Full-Valu/Specialty                         92,383       104       4,733          92,301         188       4,698
    Corporate and Unallocated                        -    (1,240)          -               -      (1,686)          -
                                              --------    ------     -------        --------      ------     -------
    Total                                     $294,588    $    -     $15,666        $293,240      $    -     $14,021
                                              ========    ======     =======        ========      ======     =======

    Consistent with the Company's internal management reporting, net charges related to the restructuring plan are excluded from the segment operating income results. In addition, other expense, net is excluded from the segment operating income because it consists primarily of items that are not subject to the control of management within the operating segments.

    Reconciliation of Operating Income to Income before Income Taxes:

                                                                                                13 Weeks Ended
                                                                                          ---------------------------
                                                                                          March 1, 2003 March 2, 2002
                                                                                          ------------- -------------
    Operating income                                                                         $15,666       $14,021
    Restructuring and other related costs                                                     (4,462)       (7,675)
    Interest expense                                                                          (3,765)       (4,716)
    Other expense, net                                                                        (2,680)       (1,130)
                                                                                             -------       -------
    Income before income taxes                                                               $ 4,759       $   500
                                                                                             =======       =======

8. Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                                                13 Weeks Ended
                                                                                          ---------------------------
                                                                                          March 1, 2003 March 2, 2002
                                                                                          ---------------------------
    Net income, as reported                                                                  $3,246          $ 666
    Add back:  Stock-based employee compensation expense recorded                               123            419
                                                                                             ------          -----
    Net income excluding stock-based compensation                                             3,369          1,085
    Deduct:  Total stock-based employee compensation expense determined under fair value
      based method for all awards, net of related tax effects                                  (600)          (842)
                                                                                             ------          -----
    Pro forma net income                                                                     $2,769          $ 243
                                                                                             ======          =====
    Basic income per share:
    As reported                                                                              $ 0.12          $0.02
    Pro forma                                                                                $ 0.10          $0.01
    Diluted income per share:
    As reported                                                                              $ 0.11          $0.02
    Pro forma                                                                                $ 0.10          $0.01

    Compensation expense for pro forma purposes is reflected over the vesting period.

9.   Commitments and Contingencies

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

     Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. The loans are guaranteed by the Company only in the event of the executive's default. Effective September 2001, the Company discontinued the issuance of new loans under the program.

10. Recently Adopted Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (`SFAS') No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"), which must be adopted no later than December 1, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company does not have any asset retirement obligations as of March 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard supersedes EITF No. 94-3 and will be adopted for exit and disposal activities initiated after December 31, 2002. The principle difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity at the time the liability is incurred. EITF No. 94-3 allowed a liability to be recognized at the date an entity committed to an exit plan. The restructuring charge described in Note 5 for the quarter ended March 1, 2003 has been accounted for in accordance with SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure (An amendment of FASB Statement No.
     123)". The Company intends to continue its current practice and accounting of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", however, additional quarterly disclosure requirements of FAS No. 148 are included in Note 8 to the Consolidated Financial Statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company does not have any guarantees as of March 1, 2003, other than those disclosed in Note 9.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The Company's accounting and disclosures attributed to its VIEs has been appropriate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net Revenue: Net revenue in the first quarter of 2003 of $294.6 million was 0.5 percent more than the net revenue of $293.2 million recorded in the first quarter of 2002. The 0.5 percent increase as compared to the first quarter of 2002 consisted of a decrease in sales volume of 2.4 percent, a decrease in average selling prices of 0.5 percent and an increase attributed to foreign currency translations of 3.4 percent. The increase from currency was driven primarily by the strengthening of the euro as compared to the U.S. dollar with lesser contributions coming from fluctuations in the exchange rate of the Japanese yen and Australian dollar as compared to the U.S. dollar. The volume decrease of 2.4 percent was caused largely by slow economic activity - especially in Europe and North America.

Gross Profit Margin: The consolidated gross profit margin was 27.9 percent in the first quarter of 2003 as compared to 25.6 percent in the first quarter of 2002. The increase of 2.3 percentage points was due primarily to the effects of the restructuring initiative. In the first quarter of 2003 the cost of sales included $1.8 million of expenses directly related to the restructuring initiative. The $1.8 million represented 0.6 percent of net revenue. In the first quarter of 2002 the cost of sales included restructuring-related expenses of $6.3 million or 2.1 percent of net revenue. The first quarter of 2003 cost of sales also included approximately $3.0 million of net savings associated with the restructuring activities that occurred in 2002. These savings reflected lower payroll, depreciation and other facility operating costs due to the closure of 14 manufacturing facilities during 2002. Raw material costs as a percentage of net revenue increased by 0.9 percentage points in the first quarter of 2003 as compared to the first quarter of 2002 mainly due to cost increases in ethylene-based materials such as vinyl acetate monomer (VAM) and vinyl acetate emulsion (VAE). These materials are used primarily in the Global Adhesives operating segment in the production of water-based adhesives. The prices of the ethylene-based materials, which are sensitive to the fluctuations in energy prices, have increased due to uncertainties related to Iraq and other political uncertainties.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses in the first quarter of 2003 of $70.9 million were $2.1 million or 3.1 percent higher than the SG&A expenses of $68.8 million recorded in the first quarter of 2002. The 2003 SG&A expenses included $2.6 million of restructuring-related costs as compared to $1.4 million of restructuring-related costs in the first quarter of 2002. Expenses attributed to the U.S. pension and other postretirement benefit plans in the first quarter of 2003 were $2.5 million more than in the first quarter of 2002. These pension and benefit plan expense increases were due primarily to the amortization of actuarial losses attributed to the diminished asset portfolio performance in recent years and the reduction in the discount rate used to calculate the projected benefit obligations from 7.0 percent for 2002 to 6.5 percent for 2003. The reduction in the expected return on assets assumption from 10.5 percent in 2002 to 9.75 percent in 2003 also increased pension and benefit plan expense. Another factor that caused SG&A expenses to increase in the first quarter of 2003 as compared to the first quarter of 2002 was the strengthening of the euro as compared to the U.S. dollar. On average for the first quarter, the euro was approximately 16 percent stronger in 2003 as compared to first quarter 2002. This resulted in about $1.7 million of increased SG&A expenses from our European operations in the first quarter of 2003.

The SG&A expense increases referred to above were partially offset by decreases resulting from lower headcount and overall spending controls. The total census at March 1, 2003 of 4,504 was 340 employees less than the census at March 2, 2002. The decrease of 340 employees consisted of 101 employees related to SG&A functions and 239 related to cost of sales activities. The reduction in employee census resulted primarily from the restructuring initiatives.

Interest Expense: Interest expense was $3.8 million in the first quarter of 2003 as compared to $4.7 million in the first quarter of 2002. The lower interest expense was driven by the lower average debt levels in 2003 as compared to 2002.

Other Expense, Net: Other expense, net was $2.7 million in the first quarter of 2003 and $1.1 million in the first quarter of 2002. Included in other expense, net were foreign currency losses of $2.4 million in 2003 and $1.0 million in 2002. The losses in 2003 were primarily the result of the British pound sterling weakening against the euro. In the United Kingdom, although we have designated the euro as our functional currency, many transactions are still denominated in pound sterling. This exposure to the rate of exchange between the pound sterling and the euro combined with a significant weakening of the pound sterling against the euro during the first quarter resulted in the first quarter losses in 2003. Appropriate hedging strategies were implemented in the latter part of the quarter in an attempt to mitigate any future fluctuations. The currency losses in the first quarter of 2002 resulted primarily from the devaluation of the Argentine peso.

Income Taxes: The effective income tax rate in the first quarter of 2003 was
34.3 percent. Pretax losses of $4.5 million related to the restructuring initiative resulted in tax benefits of $1.4 million, or 31.6 percent of the restructuring-related charges, net of tax, which increased the overall effective income tax rate by 1.3 percentage points. The 2002 effective tax rate of negative 12.4 percent also included significant effects from the restructuring initiative. In the first quarter of 2002, pretax restructuring-related expenses were $7.7 million resulting in a tax benefit of $2.6 million or 33.8 percent, which increased the overall effective income tax rate 43.4 percentage points.

Net Income: Net income was $3.2 million in the first quarter of 2003 and $0.7 million in the first quarter of 2002. The diluted earnings per share were $0.11 in the first quarter of 2003 and $0.02 in the first quarter of 2002. Included in the net income figures were charges, net of tax resulting from the restructuring initiative of $3.1 million ($0.11 per diluted share) in the first quarter of 2003 and $4.9 million ($0.17 per diluted share) in the first quarter of 2002. In January 2003, the SEC amended Item 10 of Regulation S-K to provide additional guidance to registrants that include non-GAAP financial measures in SEC filings. The Company has implemented these rules and as such, will no longer present in its SEC filings pro forma information such as net income excluding the effects of the Company's ongoing restructuring plan.

Operating Segment Results
Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding other expense, net. Charges attributed to the restructuring plan, net of gains on the sales of assets in connection with the Company's restructuring initiatives are excluded from its operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $202.2 million in the first quarter of 2003 was $1.3 million or 0.6 percent higher than the first quarter of 2002. The variance to last year consisted of positive currency effects, primarily from the strengthening euro, of 4.5 percent offset by decreases in volume of 2.8 percent and average price decreases of 1.1 percent. The volume decreases were primarily the result of the slower economic activity in Europe and North America. Operating income of $10.9 million in the first quarter of 2003 was $1.6 million or 17.3 percent higher than the $9.3 million recorded in the first quarter of 2002. Savings resulting from the restructuring initiatives more than offset increases in raw material costs, SG&A expense increases resulting from the U.S. pension and other postretirement benefit plans and other cost increases due to the stronger euro. The operating income as a percent of net revenue was 5.4 percent as compared to 4.6 percent in the first quarter of 2002.

Full-Valu/Specialty: Net revenue of $92.4 million in the first quarter of 2003 was $0.1 million or 0.1 percent more than the first quarter of 2002. Positive currency effects of 1.1 percent and increases in average price levels of 0.6 percent were offset by volume decreases of 1.6 percent. The volume decrease was nearly all due to decreases in the sales of powder coatings. Economic slowdown in both the United States and Europe and continuing increased competition in this market, reflected in the loss of a large customer in the United States resulted in the volume decrease in powder coatings as compared to the first quarter of 2002. TEC and Foster brand products, which are sold into the construction markets, reported sales increases over the first quarter of 2002 of approximately 6 percent and 5 percent, respectively. Operating income for this entire operating segment in both the first quarter of 2003 and the first quarter of 2002 was $4.7 million. Gross profit improvements in the first quarter of 2003 of approximately $1.0 million as compared to last year were offset by SG&A expense increases resulting primarily from the U.S. pension and other postretirement benefit plans.

Restructuring and other Related Costs
During the first quarter of 2003 pretax charges of $4.5 million ($3.1 million after tax) were recorded in connection with the Company's restructuring plan that was announced on January 15, 2002. The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. Completion of the plan will result in the elimination of approximately 20 percent of the Company's 2001 global manufacturing capacity. In 2002, the Company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the Company also upgraded and realigned the Global Adhesives operating segment sales force. By reducing capacity and eliminating other cost structures management currently estimates that upon completion of all restructuring related activities, operating costs will be reduced at least $12 million annually. These savings, consisting primarily of reduced employee-related costs and reduced depreciation expenses, were approximately $3.0 million in the first quarter of 2003. The plan will result in the elimination of approximately 565 positions, of which approximately 445 have occurred through the end of the first quarter of 2003. Of the total reductions of 445, 70 occurred in the first quarter of 2003 - primarily in the Global Adhesives operating segment. Offsetting the reduction of 565 positions will be approximately 115 newly hired employees (of which 90 were hired as of March 1, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

Upon completion of the restructuring plan in 2003, the Company expects to have recorded total cumulative net pretax charges of approximately $35 million, net of gains associated with asset sales subject to the restructuring plan. Since inception of the plan and through the first quarter of 2003, total pretax charges have been $37.8 million. These charges were offset by $2.0 million of gains on sales of assets in 2002. Any additional charges incurred as part of the plan are expected to be offset by additional gains on sales of assets subject to the restructuring plan. The charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be $20 million to $25 million. As of March 1, 2003 cash costs incurred were $18.4 million offset by $4.2 million of proceeds from sales of assets subject to the plan. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                      Employee
(in thousands)                                        Severance     Accelerated
                                                    and Benefits   Depreciation        Other         Total
                                                    -------------- --------------  -------------  -----------
Balance at December 2, 2001                           $   349                        $    176      $    525
2002 Charges
    First quarter                                       4,784        $ 1,637            1,254         7,675
    Second quarter                                      2,831          2,830              961         6,622
    Third quarter                                       1,572          1,501            3,253         6,326
    Fourth quarter                                      5,561          1,282            4,315        11,158
                                                      -------        -------         --------      --------
    Total charges                                      14,748          7,250            9,783        31,781

Non-cash                                               (1,638)        (7,250)              -         (8,888)
Currency change effect                                                                   (170)         (170)
Cash payments                                          (7,648)                         (4,986)      (12,634)
                                                      -------        -------         --------      --------
Total liabilities at November 30, 2002                  5,811                           4,803        10,614

2003 Charges - First Quarter                            2,388            190            1,884         4,462
Non-cash                                                                (190)               -          (190)
Currency change effect                                                                    479           479
Cash payments                                          (3,783)                         (1,965)       (5,748)
                                                      -------        -------         --------      --------
Total liabilities at March 1, 2003                      4,416                           5,201         9,617

Long-term portion of liabilities                            -                          (2,068)       (2,068)
                                                      -------        -------         --------      --------
Current liabilities at March 1, 2003                  $ 4,416                        $  3,133      $  7,549
                                                      =======        =======         ========      ========

The pretax charges of $4.5 million in the first quarter of 2003 were included in the income statement as: $1.8 million in cost of sales and $2.7 million in SG&A expense. The $1.8 million in cost of sales included $1.5 million of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $0.3 million consisted of $0.1 million in each of the following categories: employee severance and benefits, accelerated depreciation and adverse lease termination costs. The $2.7 million in SG&A expenses consisted of $2.3 million of employee severance and benefits, $0.1 million of accelerated depreciation and $0.3 million of other costs directly attributed to the restructuring plan. Of the total pretax charges of $4.5 million incurred in the first quarter of 2003, $3.7 million was attributed to the Global Adhesives operating segment, $0.4 million to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $0.4 million.

Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees during 2002 subject to the restructuring and to charges resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 at December 2, 2001 in the restructuring liability relates to a prior restructuring plan.

Liquidity and Capital Resources
Net cash used in operating activities in the first quarter of 2003 was $16.4 million. Operating activities provided cash of $7.7 million in the first quarter of 2002. This difference of negative $24.2 million was driven primarily by changes in working capital. Changes in trade accounts payable resulted in cash outflows of $13.0 million in the first quarter of 2003 as compared to outflows of $1.6 million in the first quarter of 2002. One factor contributing to the accounts payable changes was the accelerated purchasing of raw materials early in the quarter to defer the impact of raw material price increases. The restructuring initiative also resulted in negative cash flows in the first quarter of 2003. Cash payments related to the restructuring initiative were $5.7 million in the first quarter of 2003 as compared to $0.3 million in the first quarter of 2002. Incentive compensation payouts related to the prior year financial performance were approximately $4.0 million higher in the first quarter of 2003 as compared to the first quarter of 2002. Changes in accounts receivable accounted for a source of cash of $4.1 million in the first quarter of 2003 as compared to a use of cash of $2.0 million in the first quarter of 2002. Accounts receivable days sales outstanding were 64 days at March 1, 2003 and 63 days at March 2, 2002. Increases in inventory levels resulted in a use of cash of $7.3 million in the first quarter of 2003 as compared to a use of $4.3 million in the first quarter of 2002. Inventory days on hand were 62 days at March 1, 2003 and 61 days at March 2, 2002.

Cash used in investing activities was $8.3 million in the first quarter of 2003 as compared to $3.6 million in the first quarter of 2002. Capital expenditures (primarily for information technology projects and manufacturing improvements) were $8.5 million in the first quarter of 2003 and $4.4 million in 2002. The first quarter of 2003 included $0.2 million of proceeds from sales of assets as compared to $0.7 million in the first quarter of 2002.

As a result of the increased operating cash outflows and the increase in investing activities, total debt increased in the first quarter of 2003 by $25.3 million. In the first quarter of 2002 total debt decreased $8.0 million.

Forward-Looking Statements and Risk Factors
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the Company discusses expectations regarding future performance of the Company which include anticipated financial performance, savings from restructuring initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. In order to comply with the terms of the safe harbor, the Company identifies in this Quarterly Report on Form 10-Q important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the Company and the regions where the Company does business makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Quarterly Report on Form 10-Q.

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

International: Operations outside the United States accounted for approximately 47 percent of the Company's net revenues in the first quarter of 2003. International operations could be adversely affected by changes in political and economic conditions, conflicts, sanctions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in the Company's earnings and may adversely affect the value of the Company's assets outside the United States.

Raw Materials: The Company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the Company's ability to procure necessary materials, or increase the cost of manufacturing its products. The Company has recently introduced increases in the selling prices of many of its products to address certain increases in its raw materials. The Company's revenues may be negatively impacted by its customers reaction to these increases, or the Company may be unable to successfully pass the increases in raw materials on to its customers which could result in reduced profit margins.

Environmental and Litigation: The Company is subject to numerous environmental laws and regulations that impose various environmental controls on the Company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. To date, the Company's expenditures related to environmental matters have not had a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the Company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

As a participant in the chemical and construction products industries, the Company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Claims could result in significant legal expenditures and/or substantial damages. Please refer to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K filed on February 28, 2003 for a discussion of claims related to exterior insulated finish systems sold by a subsidiary of the Company. As a result of the bankruptcy of most major asbestos producers, there has also been increased publicity about asbestos liabilities faced by manufacturing companies. Plaintiffs' attorneys are increasing their focus on peripheral defendants. The Company's claims have been covered by insurance and/or indemnification from other parties. However, given the unpredictability of litigation and the complexity of the issues presented the Company carefully monitors and evaluates these claims.

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

The Company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Management believes that probable near-term changes in interest rates would not materially affect its consolidated financial position, results of operations or cash flows. The impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of March 1, 2003 would not be material.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 47 percent of net revenue is generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

Exhibits

     12    Computation of Ratios
     99.1  Form of 906 Certification - Albert P.L. Stroucken
     99.2  Form of 906 Certification - Raymond A. Tucker

(b)  Reports on Form 8-K during the quarter ended March 1, 2003.

     On January 15, 2003, a Form 8-K was filed during the quarter ended March 1, 2003 to report the financial results for the year ended November 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   H.B. Fuller Company



Dated: April 15, 2003                              /s/ Raymond A. Tucker
                                                   -----------------------------
                                                   Raymond A. Tucker
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  Exhibit Index

Exhibits

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

Date: April 15, 2003

/s/ Albert P.L. Stroucken
--------------------------------------------
Albert P.L. Stroucken
Chairman, President and Chief Executive Officer

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

Date: April 15, 2003

/s/ Raymond A. Tucker
-------------------------------------------------
Raymond A. Tucker
Senior Vice President and Chief Financial Officer