Form 10-Q
period 2003-05-31
FULLER H B CO
filed 2003-07-15
CIK 39368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended May 31, 2003
                               -------------------------------------------------
                                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from________________________to________________________

Commission File Number 001-09225
                       ---------------------------------------------------------

                               H.B. FULLER COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Minnesota                                                                                            41-0268370
----------------------------------------------------------------       ----------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

1200 Willow Lake Boulevard, Vadnais Heights, Minnesota                                               55110-5101
-----------------------------------------------------------                   ---------------------------------
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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,387,773 as of June 30, 2003.

                        This document contains 29 pages.

                   The exhibit index is set forth on page 24.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       13 Weeks Ended               26 Weeks Ended
                                                 --------------------------   --------------------------
                                                    May 31,       June 1,        May 31,       June 1,
                                                     2003          2002           2003          2002
                                                 --------------------------   --------------------------
Net revenue                                       $  324,481    $  319,402     $  619,069    $  612,642
Cost of sales                                       (234,909)     (231,965)      (447,349)     (450,027)
                                                 --------------------------   --------------------------
Gross profit                                          89,572        87,437        171,720       162,615
Selling, general and administrative expenses         (73,129)      (71,382)      (144,073)     (140,214)
Interest expense                                      (3,602)       (4,420)        (7,367)       (9,136)
Other expense, net                                      (614)         (334)        (3,294)       (1,464)
                                                 --------------------------   --------------------------
Income before income taxes, minority interests,
  and income from equity investments                  12,227        11,301         16,986        11,801
Income taxes                                          (2,664)       (3,573)        (4,298)       (3,511)
Minority interests in consolidated income               (292)         (328)          (550)         (607)
Income from equity investments                           495           535            874           918
                                                 --------------------------   --------------------------
Net income                                        $    9,766    $    7,935     $   13,012    $    8,601
                                                 ==========================   ==========================

Basic income per common share                     $     0.35    $     0.28     $     0.46    $     0.31
                                                 ==========================   ==========================

Diluted income per common share                   $     0.34    $     0.28     $     0.45    $     0.30
                                                 ==========================   ==========================
Weighted-average common shares outstanding:
Basic                                                 28,223        28,071         28,212        28,038
Diluted                                               28,648        28,643         28,654        28,540

Dividends per share                               $   0.1125    $   0.1100     $   0.2225    $   0.2175

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                           May 31,    November 30,
                                                                                            2003          2002
                                                                                       ---------------------------
Assets
Current assets:
 Cash and cash equivalents                                                               $    5,872     $  3,666
 Trade receivables                                                                          230,757      220,430
 Allowance for doubtful accounts                                                             (7,875)      (8,088)
 Inventories                                                                                155,949      143,012
 Other current assets                                                                        64,957       49,854
                                                                                       ---------------------------
Total current assets                                                                        449,660      408,874

Property, plant and equipment, net                                                          354,625      354,964
Other assets                                                                                103,103      106,456
Goodwill                                                                                     77,282       71,020
Other intangibles, net                                                                       20,171       20,125
                                                                                       ---------------------------
Total assets                                                                             $1,004,841     $961,439
                                                                                       ===========================
Liabilities and Stockholders' Equity
Current liabilities:
 Notes payable                                                                           $   22,789     $ 20,020
 Current installments of long-term debt                                                       1,245        1,362
 Trade payables                                                                             112,374      113,297
 Accrued payroll / employee benefits                                                         24,741       37,109
 Other accrued expenses                                                                      36,396       25,070
 Restructuring liability                                                                      5,555        8,508
 Income taxes payable                                                                        10,062        9,480
                                                                                       ---------------------------
Total current liabilities                                                                   213,162      214,846

Long-term debt, excluding current installments                                              167,322      161,763
Accrued pensions                                                                             96,954       87,393
Other liabilities                                                                            37,753       34,532
Minority interests in consolidated subsidiaries                                              15,126       14,575
                                                                                       ---------------------------
Total liabilities                                                                           530,317      513,109
                                                                                       ---------------------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $1.00 per share                                                     28,387       28,362
  Shares outstanding were 28,387,418 and 28,362,316, respectively
 Additional paid-in capital                                                                  40,184       39,665
 Retained earnings                                                                          418,514      411,818
 Accumulated other comprehensive loss                                                       (11,212)     (29,679)
 Unearned compensation - restricted stock                                                    (1,349)      (1,836)
                                                                                       ---------------------------
Total stockholders' equity                                                                  474,524      448,330
                                                                                       ---------------------------
Total liabilities and stockholders' equity                                               $1,004,841     $961,439
                                                                                       ===========================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              26 Weeks Ended
                                                                                          ----------------------
                                                                                            May 31,    June 1,
                                                                                             2003       2002
                                                                                          ----------------------
Cash flows from operating activities:
 Net income                                                                                $ 13,012   $  8,601
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                             25,486     29,631
   Change in assets and liabilities:
     Accounts receivables, net                                                               (1,874)    (5,133)
     Inventories                                                                             (7,191)    (6,177)
     Other assets                                                                              (730)    (5,622)
     Accounts payables                                                                       (5,065)    (2,949)
     Accrued payroll / employee benefits and other accrued expenses                          (5,028)     1,764
     Short-term restructuring liability                                                      (3,445)     5,457
     Income taxes payable                                                                       262      3,518
     Accrued pensions                                                                         1,498     (3,150)
     Other liabilities                                                                        5,182      2,231
   Other                                                                                     (2,555)     3,437
                                                                                          ----------------------
    Net cash provided by operating activities                                                19,552     31,608

Cash flows from investing activities:
 Purchased property, plant and equipment                                                    (15,775)   (12,448)
 Purchased investment                                                                        (2,742)         -
 Proceeds from sale of property, plant and equipment                                            327        975
                                                                                          ----------------------
   Net cash used in investing activities                                                    (18,190)   (11,473)

Cash flows from financing activities:
 Proceeds from long-term debt                                                                11,200     21,635
 Repayment of long-term debt                                                                 (6,018)   (50,748)
 Net proceeds from notes payable                                                              2,372      5,114
 Dividends paid                                                                              (6,316)    (6,169)
 Other                                                                                          300        592
                                                                                          ----------------------
   Net cash provided by (used in) financing activities                                        1,538    (29,576)

Effect of exchange rate changes                                                                (694)       171
                                                                                          ----------------------
   Net change in cash and cash equivalents                                                    2,206     (9,270)
Cash and cash equivalents at beginning of period                                              3,666     11,454
                                                                                          ----------------------
Cash and cash equivalents at end of period                                                 $  5,872   $  2,184
                                                                                          ======================

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

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations follows:

                                                  13 Weeks Ended     26 Weeks Ended
                                                 ------------------------------------
                                                 May 31,  June 1,   May 31,  June 1,
                                                  2003     2002      2003     2002
                                                 ------------------------------------
   Net income                                    $ 9,766  $ 7,935   $13,012  $ 8,601
   Dividends on preferred shares                       -       (3)        -       (7)
                                                 ------------------------------------
   Income attributable to common shares          $ 9,766  $ 7,932   $13,012  $ 8,594
                                                 ====================================

   Weighted-average common shares - basic         28,223   28,071    28,212   28,038
   Equivalent shares - stock-based
    compensation plans                               425      572       442      502
                                                 ------------------------------------
   Weighted-average common shares - diluted       28,648   28,643    28,654   28,540
                                                 ====================================

   The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 38 and 2 for the three-month periods ended May 31, 2003 and June 1, 2002 and 28 and 3 for the six-month periods ended May 31, 2003 and June 1, 2002, respectively, as the results would have been anti-dilutive.

3. Comprehensive Income: The components of total comprehensive income follows:

                                                  13 Weeks Ended     26 Weeks Ended
                                                 ------------------------------------
                                                 May 31,  June 1,   May 31,  June 1,
                                                  2003     2002       2003    2002
                                                 ------------------------------------
   Net income                                    $ 9,766  $ 7,935   $13,012  $ 8,601
   Other comprehensive income
    Foreign currency translation, net              8,857    4,604    18,467    3,742
                                                 ------------------------------------
      Total comprehensive income                 $18,623  $12,539   $31,479  $12,343
                                                 ====================================

   Components of accumulated other comprehensive income follows:

    Accumulated Other Comprehensive Income
    --------------------------------------
                                                                      ------------------------
                                                                        May 31,  November 30,
                                                                         2003        2002
                                                                      ------------------------
    Foreign currency translation adjustment                            $ 13,980    $ (4,487)
    Minimum pension liability                                           (25,192)    (25,192)
                                                                      ------------------------
    Total accumulated other comprehensive income                       $(11,212)   $(29,679)
                                                                      ========================

4. Inventories: The composition of inventories follows:

                                                                        May 31,  November 30,
                                                                         2003        2002
                                                                      ------------------------
    Raw materials                                                      $ 59,290    $ 57,041
    Finished goods                                                      107,026      96,192
    LIFO reserve                                                        (10,367)    (10,221)
                                                                      ------------------------
                                                                       $155,949    $143,012
                                                                      ========================

5. Restructuring and Other Related Costs: During the second quarter of 2003, the company recorded pretax charges of $3,190 ($2,507 after tax) in connection with its restructuring plan that was announced on January 15, 2002. For the first six months of 2003 pretax charges recorded were $7,652 ($5,560 after tax). The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. Completion of the plan will result in the elimination of approximately 20 percent of the company's 2001 global manufacturing capacity. In 2002, the company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned the Global Adhesives operating segment sales force. The plan will result in the elimination of approximately 530 positions, of which approximately 490 have occurred through the end of the second quarter of 2003. Of the total reductions of 490, 115 occurred in the first six months of 2003 - 75 in the Global Adhesives operating segment and 40 in the Full-Valu/Specialty operating segment. Charges have been accrued for the elimination of the remaining 40 positions in the second half of 2003. Offsetting the reduction of 530 positions will be approximately 110 newly hired employees (of which 105 were hired as of May 31, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

   Upon completion of the restructuring plan in 2003, the company expects to have recorded total cumulative net pretax charges of approximately $35,000, net of gains associated with asset sales subject to the restructuring plan. Since inception of the plan and through the first six months of 2003, total pretax charges recorded to date have been $40,997. These charges were offset by $2,044 of gains on sales of assets in 2002. The charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be approximately $15,000 - $20,000. As of May 31, 2003 cash costs incurred were $22,435 offset by $4,171 of proceeds from sales of assets subject to the plan. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                      Employee
                                                      Severance    Accelerated
                                                    and Benefits   Depreciation     Other       Total
                                                    -----------------------------------------------------
    Balance at December 2, 2001                        $   349                    $    176    $    525

    2002 Charges:
      First quarter                                      4,784        $ 1,637        1,254       7,675
      Second quarter                                     2,831          2,830          961       6,622
      Third quarter                                      1,572          1,501        3,253       6,326
      Fourth quarter                                     5,561          1,282        4,315      11,158
                                                    -----------------------------------------------------
      Total charges                                     14,748          7,250        9,783      31,781

    Non-cash                                            (1,638)        (7,250)           -      (8,888)
    Currency change effect                                                            (170)       (170)
    Cash payments                                       (7,648)                     (4,986)    (12,634)
                                                    -----------------------------------------------------
    Total liabilities at November 30, 2002               5,811                       4,803      10,614

    Long-term portion of liabilities                                                (2,106)     (2,106)
                                                    -----------------------------------------------------
    Current liabilities at November 30, 2002             5,811                       2,697       8,508
                                                    =====================================================

    Balance at November 30, 2002                         5,811                       4,803      10,614

    2003 Charges:
      First quarter                                      2,388            190        1,884       4,462
      Second quarter                                     1,107            184        1,899       3,190
                                                    -----------------------------------------------------
      Total charges                                      3,495            374        3,783       7,652

    Non-cash                                                             (374)        (674)     (1,048)
    Currency change effect                                                             674         674
    Cash payments                                       (5,807)                     (3,993)     (9,800)
                                                    -----------------------------------------------------
    Total liabilities at May 31, 2003                    3,499                       4,593       8,092

    Long-term portion of liabilities                                                (2,537)     (2,537)
                                                    -----------------------------------------------------

    Current liabilities at May 31, 2003                $ 3,499                    $  2,056    $  5,555
                                                    =====================================================

   The pretax charges of $3,190 in the second quarter of 2003 were included in the income statement as: $1,609 in cost of sales and $1,581 in SG&A expenses. The $1,609 in cost of sales consisted of $1,047 associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. Of the remaining costs $475 was the result of employee severance and benefits, $87 related to accelerated depreciation, adverse lease termination costs and asset impairments. The $1,581 in SG&A expenses consisted of $678 of employee severance and benefits and $903 of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs.

   Through the first six months of 2003, the pretax charges of $7,652 were recorded in the income statement as: $3,436 in cost of sales and $4,216 in SG&A expense. The $3,436 in cost of sales included $2,574 of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $862 consisted of $582 of employee severance and benefits, $125 of accelerated depreciation, $107 of adverse lease termination costs and $48 of asset impairments. The $4,216 in SG&A expenses consisted of $2,957 of employee severance and benefits and $1,259 of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs. Of the total pretax charges of $7,652 incurred in the first six months of 2003, $6,639 was attributed to the Global Adhesives operating segment, $999 to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $14.

   Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees during 2002 subject to the restructuring and to charges resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that extend out to 2012.

   The beginning balance of $525 at December 2, 2001 in the restructuring liability relates to a prior restructuring plan.

6. Derivatives: Derivatives consist primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. The company currently has outstanding forward foreign currency contracts, primarily for buying and selling euros in exchange for British pound sterling, Canadian dollars and U.S. dollars. Because the derivative instruments outstanding were not designated as hedges, the gains and losses are recognized in the income statement as mark-to-market adjustments during the periods the derivative instrument is outstanding.

   As of May 31, 2003, the company had forward foreign currency contracts maturing between June 12, 2003 and November 20, 2003. Included in Other expense, net, the mark-to-market impact associated with these contracts were net losses of $451 for the three-month and net gains of $423 for the six-month periods ended May 31, 2003.

7. Operating Segments: Segment data follows:

                                                                13 Weeks Ended
                                   --------------------------------------------------------------------
                                              May 31, 2003                       June 1, 2002
                                   --------------------------------   ---------------------------------
                                               Inter-                             Inter-
                                      Trade    Segment   Operating       Trade    Segment   Operating
                                     Revenue   Revenue     Income       Revenue   Revenue     Income
                                   --------------------------------   ---------------------------------
   Global Adhesives                 $227,199   $ 1,311    $14,133      $219,807   $   757    $14,574
   Full-Valu/Specialty                97,282       271      5,500        99,595       284      8,103
   Corporate and Unallocated               -    (1,582)         -             -    (1,041)         -
                                   --------------------------------   ---------------------------------
   Total                            $324,481   $     -    $19,633      $319,402   $     -    $22,677
                                   ================================   =================================

                                                                26 Weeks Ended
                                   --------------------------------------------------------------------
                                              May 31, 2003                       June 1, 2002
                                   --------------------------------   ---------------------------------
                                               Inter-                             Inter-
                                      Trade    Segment   Operating       Trade    Segment   Operating
                                     Revenue   Revenue     Income       Revenue   Revenue     Income
                                   --------------------------------   ---------------------------------
   Global Adhesives                 $429,404   $ 2,447    $25,066      $420,622   $ 2,255    $ 23,897
   Full-Valu/Specialty               189,665       375     10,233       192,020       472      12,801
   Corporate and Unallocated               -    (2,822)         -             -    (2,727)          -
                                   --------------------------------   ---------------------------------
   Total                            $619,069   $     -    $35,299      $612,642   $     -    $ 36,698
                                   ================================   =================================

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

    Reconciliation of Operating Income to Income before Income Taxes:

                                                                         13 Weeks Ended      26 Weeks Ended
                                                                       -------------------------------------------
                                                                        May 31,   June 1,    May 31,   June 1,
                                                                         2003      2002       2003       2002
                                                                       -------------------------------------------
    Operating income                                                    $19,633   $22,677   $35,299   $36,698
    Restructuring and other related costs                                (3,190)   (6,622)   (7,652)  (14,297)
    Interest expense                                                     (3,602)   (4,420)   (7,367)   (9,136)
    Other expense, net                                                     (614)     (334)   (3,294)   (1,464)
                                                                       -------------------------------------------
    Income before income taxes                                          $12,227   $11,301   $16,986   $11,801
                                                                       ===========================================

8. Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                         13 Weeks Ended      26 Weeks Ended
                                                                       -------------------------------------------
                                                                        May 31,   June 1,    May 31,   June 1,
                                                                         2003      2002       2003       2002
                                                                       -------------------------------------------
    Net income, as reported                                             $9,766    $7,935    $13,012       $8,601
    Add back: Stock-based employee compensation
      expense recorded                                                     182       324        305          743
                                                                       -------------------------------------------
    Net income excluding stock-based compensation                        9,948     8,259     13,317        9,344
    Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                          (663)     (723)    (1,263)      (1,589)
                                                                       -------------------------------------------
    Pro forma net income                                                $9,285    $7,536    $12,054       $7,755
                                                                       ===========================================
    Basic income per share:
        As reported                                                     $ 0.35    $ 0.28    $  0.46       $ 0.31
        Pro forma                                                       $ 0.33    $ 0.27    $  0.43       $ 0.28
    Diluted income per share:
        As reported                                                     $ 0.34    $ 0.28    $  0.45       $ 0.30
        Pro forma                                                       $ 0.32    $ 0.26    $  0.42       $ 0.27

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

    Product Liability Claims: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Product liability claims relate primarily to exterior insulated finish systems
    (EIFS) sold by a subsidiary to the residential construction market in the southeastern United States. The number and amount of all potential claims related to this product line are limited. The company continually reevaluates these amounts. At May 31, 2003, the company's reserve for liability and costs for pending and future claims was $3.9 million reflecting an increase of $1.2 million. Associated with these claims is $1.6 million for estimated insurance recoveries. The company cannot always definitively determine liabilities. While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges for EIFS related claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company.

    In addition to claims discussed above, the company and its subsidiaries are involved in claims or legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

    Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. The loans are guaranteed by the company only in the event of the executive's default. Effective September 2001, the company discontinued issuing new loans under the program.

10. Recently Adopted Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (`SFAS') No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"), which must be adopted no later than December 1, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company does not have any asset retirement obligations as of May 31, 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard supersedes EITF No. 94-3 and will be adopted for exit and disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity at the time the liability is incurred. EITF No. 94-3 allowed a liability to be recognized at the date an entity committed to an exit plan. The restructuring charge described in Note 5 for the three and six month periods ended May 31, 2003 have been accounted for in accordance with SFAS No. 146.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure (An amendment of FASB Statement No.
    123)". The company intends to continue its current practice and accounting of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", however, additional quarterly disclosure requirements of FAS No. 148 are included in Note 8 to the Consolidated Financial Statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The company does not have any guarantees as of May 31, 2003, other than those disclosed in Note 9.

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

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company is reviewing the requirements of this standard.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The company does not have any financial instruments subject to SFAS No. 150 as of May 31, 2003.

11. Supplemental Financial Statement Information

    The following provides additional details of income statement amounts for the three-month and six-month periods ending,

      Other expense, net                                              13 Weeks Ended    26 Weeks Ended
                                                                  -----------------------------------------
                                                                      May 31,  June 1,  May 31,   June 1,
                                                                       2003     2002     2003      2002
                                                                  -----------------------------------------
      Foreign currency transaction gains/(losses), net               $   288    $ 406   $(2,147)  $  (585)
      Gains on trading securities                                         16       23        80        41
      Amortization of affordable housing investments                    (520)    (505)   (1,039)   (1,009)
      Interest income                                                    148      125       361       267
      Other, net                                                        (546)    (383)     (549)     (178)
                                                                  -----------------------------------------
                 Total other expense, net                            $  (614)   $(334)  $(3,294)  $(1,464)
                                                                  =========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net Revenue: Net revenue in the second quarter of 2003 of $324.5 million was 1.6 percent higher than the net revenue of $319.4 million in the second quarter of 2002. The 1.6 percent increase was attributable to favorable currency translation which increased net revenues by 4.5 percent. The favorable currency effects resulted primarily from the euro, which was approximately 20 percent stronger versus the U.S. dollar in the second quarter of 2003 as compared to the second quarter of 2002. The strengthening of the Japanese yen and Australian dollar also contributed to the second quarter sales increase as compared to last year. The favorable currency effects were partially offset by a 1.9 percent decrease in sales volume and a 1.0 percent reduction in average selling prices as compared to the second quarter of 2002. The lower sales volume was a reflection of the slow economic activity - especially in Europe and North America. Operating segment results reflected an increase in net revenue in the Global Adhesives segment of 3.4 percent as compared to the second quarter of 2002 and in the Full-Valu/Specialty segment net revenue decreased 2.1 percent as compared to last year's second quarter.

Through six months of 2003, net revenue was $619.1 million as compared to $612.6 million in the first six months of 2002 - an increase of 1.0 percent. Similar to the second quarter results, favorable currency effects of 3.9 percent were partially offset by lower sales volume of 2.0 percent and lower average selling prices of 0.9 percent. Net revenue increased 2.1 percent in the Global Adhesives segment and decreased 1.2 percent in the Full-Valu/Specialty segment as compared to the first six months of 2002.

Gross Profit Margin: The consolidated gross profit margin of 27.6 percent in the second quarter of 2003 reflected an increase of 0.2 percentage points from the second quarter of 2002. Included in the cost of goods sold in the second quarter of 2003 were expenses of $1.6 million associated with the company's restructuring initiatives. The cost of goods sold in the second quarter of 2002 included expenses related to the restructuring of $3.8 million. The second quarter of 2003 cost of goods sold also included approximately $3.0 million of savings related to the restructuring activities implemented in 2002. These savings resulted from lower payroll, depreciation and other facility operating costs due to the closure of 14 manufacturing facilities during 2002. Raw material and container costs as a percentage of net revenue increased by 1.3 percentage points in the second quarter of 2003 as compared to the second quarter of 2002. The raw material cost increase as a percentage of net revenue was mainly due to increases in ethylene-based materials such as vinyl acetate monomer (VAM) and vinyl acetate emulsion (VAE). These materials are used primarily in the Global Adhesives operating segment in the production of water-based adhesives. The prices of the ethylene-based materials, which are sensitive to the fluctuations in energy prices, increased between the periods due to the instability related to Iraq and other political uncertainties. Also contributing to the higher raw material costs as a percentage of net revenue was lower average selling price levels as compared to the second quarter of 2002.

For the first six months of 2003, the consolidated gross profit margin of 27.7 percent was 1.2 percentage points higher than the 26.5 percent margin posted in the first six months of 2002. The cost of goods sold in the first six months of 2003 included $3.4 million of expenses resulting from the restructuring initiative as compared to $10.1 million in the first six months of 2002. The cost of goods sold in the first half of 2003 also included approximately $6.0 million of savings resulting from the 2002 restructuring activities. Raw material and container costs as a percentage of net revenue increased 1.1 percentage points as compared to the first six months of 2002.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses in the second quarter of 2003 of $73.1 million were $1.7 million or 2.4 percent higher than the SG&A expenses of $71.4 million recorded in the second quarter of 2002. As a percentage of net revenue the SG&A expenses were 22.5 percent in the second quarter of 2003 and 22.3 percent in second quarter of 2002. The 2003 SG&A expenses included $1.6 million of restructuring-related costs as compared to $2.8 million of restructuring-related costs in the second quarter of 2002. Expenses attributed to the U.S. pension and other postretirement benefit plans in the second quarter of 2003 were $2.5 million more than in the second quarter of 2002. These pension and benefit plan expense increases were due primarily to the amortization of actuarial losses attributed to the diminished asset portfolio performance in recent years and the reduction in the discount rate used to calculate the projected benefit obligations from 7.0 percent for 2002 to
6.5 percent for 2003. The reduction in the expected return on assets assumption from 10.5 percent in 2002 to 9.75 percent in 2003 also increased pension and benefit plan expense. Another SG&A expense increase in the second quarter of 2003 as compared to the second quarter of 2002 resulted from an increase of $1.2 million in reserves for claims associated with an exterior insulation finishing system sold by a subsidiary of the company prior to 1999. Stronger foreign currencies also contributed to the higher SG&A expenses in 2003 as compared to 2002. This strengthening of primarily the euro, yen and Australian dollar resulted in $2.8 million of additional SG&A expenses in 2003 as compared to last year.

Headcount reductions, resulting primarily from the restructuring initiative, helped to mitigate the SG&A expense increases mentioned in the previous paragraph. Total employee census at May 31, 2003 was 4,473 as compared to 4,746 at June 1, 2002. The decrease of 273 employees consisted of 85 related to SG&A expenses and188 related to cost of sales activities. Another area of SG&A expense reductions in the second quarter of 2003 as compared to the second quarter of 2002 related to management incentive compensation. These expenses are accrued according to the company's financial performance as compared to management's expectations for the fiscal year. The company's relative performance in 2003 has not been as strong as the performance in 2002 resulting in a $2.2 million reduction in management incentive compensation expense in the second quarter of 2003 as compared to the second quarter of 2002.

Through six months of 2003, SG&A expenses of $144.1 million were $3.9 million or
2.8 percent more than the SG&A expenses in the first six months of 2002. As a percentage of net revenue, the SG&A expenses were 23.3 percent in the first six months of 2003 as compared to 22.9 percent in the first six months of 2002. Restructuring-related expenses were $4.2 million in the first six months of both 2003 and 2002. Expenses related to the U.S. pension and other postretirement benefit plans increased $5.0 million in the first six months of 2003 as compared to the same period last year. The six-month impact on SG&A expenses from stronger foreign currencies was an increase of $4.9 million in 2003 as compared to the first six months of 2002. The management incentive compensation expense in the first half of 2003 was $2.6 million less than the first half of 2002.

Interest Expense: Interest expense was $3.6 million in the second quarter of 2003 as compared to $4.4 million in the second quarter of 2002. For the first six months of 2003 interest expense was $7.4 million as compared to $9.1 million for the same period in 2002. Lower average debt levels in 2003 versus 2002 was the primary reason for the reduced interest expense.

Other Expense, net: Other expense, net was $0.6 million in the second quarter of 2003 and $0.3 million in the second quarter of 2002. Included in the other expense, net were foreign currency transaction gains of $0.3 million in the second quarter of 2003 as compared to gains of $0.4 million in the second quarter of 2002. Through six months of 2003 other expense, net was $3.3 million as compared to $1.5 million in the first six months of 2002. The first six months of 2003 included foreign currency transaction losses of $2.1 million as compared to $0.6 million of losses in the first six months of 2002. The losses incurred in 2003 resulted from exposures to the rate of exchange between the pound sterling and the euro combined with a significant weakening of the pound sterling against the euro during the first quarter. Hedging contracts were executed late in the first quarter of 2003 in an effort to neutralize future currency impacts. The currency losses incurred in the first half of 2002 were primarily due to the devaluation of the Argentine peso.

Income Taxes: The effective income tax rate in the second quarter of 2003 was
21.8 percent. Included in the income taxes was a one-time tax benefit of $1.5 million related to the liquidation of an inactive European legal entity as we continue to rationalize our European legal structure. This tax benefit reduced the effective rate for the quarter by 12.2 percentage points. Pretax charges in the second quarter of $3.2 million related to the restructuring initiative resulted in tax benefits of $0.7 million, or 21.4 percent of the restructuring-related losses. The effective tax rate in the second quarter of 2002 was 31.6 percent. Included in the 2002 income taxes were $2.4 million of tax benefits related to $6.6 million of pretax charges associated with the restructuring initiative.

The effective income tax rate for the first six months of 2003 was 25.3 percent as compared to 29.8 percent in the first six months of 2002. Included in the 2003 results was $2.1 million of tax benefit on $7.7 million of pretax restructuring charges as well as the one-time tax benefit of $1.5 million related to the liquidation of an inactive European legal entity. The 2002 income taxes included $5.0 million of tax benefit attributable to the $14.3 million of pretax restructuring-related charges.

Net Income: Net income was $9.8 million in the second quarter of 2003 as compared to $7.9 million in the second quarter of 2002. The diluted earnings per share were $0.34 in the second quarter of 2003 and $0.28 in the second quarter of 2002. Included in the net income figures were charges, net of tax, of $2.5 million ($0.09 per diluted share) in the second quarter of 2003 and $4.1 million ($0.14 per diluted share) in the second quarter of 2002 related to the restructuring initiative.

Through the first six months, net income was $13.0 million and $8.6 million in 2003 and 2002, respectively. The diluted earnings per share were $0.45 in 2003 and $0.30 in 2002. The after-tax restructuring charges were $5.6 million ($0.19 per diluted share) in 2003 and $9.0 million ($0.32 per diluted share) in 2002.

Operating Segment Results
Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding other expense, net. Charges attributed to the restructuring initiative, net of gains on the sales of assets in connection with the restructuring are excluded from the operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $227.2 million in the second quarter of 2003 was $7.4 million or 3.4 percent more than the net revenue recorded in the second quarter of 2002. Favorable currency effects of 5.9 percent were the primary reason for the increase. These currency effects were partially offset by sales volume reductions of 1.3 percent and average price reductions of 1.2 percent. The slow economy, especially in Europe and North America, was the primary reason for the sales volume declines. The Asia Pacific and Latin American geographic regions experienced solid growth in the second quarter of 2003. Two key markets that experienced economic slowdowns in the second quarter of 2003 as compared to 2002 were automotive and converting (corrugated, tape and label, tissue and towel, etc.) As evidence of the automotive slowdown, vehicle production rates of the North American auto manufacturers decreased approximately 4 to 5 percent in the second quarter of 2003 as compared to the same period in 2002.

Markets that experienced volume growth during the second quarter were graphic arts and footwear. The gross profit margin in the second quarter of 2003 in global adhesives decreased 0.5 percentage points from the second quarter of 2002. Savings from the restructuring initiative only partially offset the increases in raw material prices. SG&A expenses increased $1.2 million primarily as a result of the increase in U.S. pension and other postretirement benefit expenses as well as the increases attributed to the stronger foreign currencies. The resulting operating income of $14.1 million in the second quarter of 2003 was $0.4 million less than the operating income in the second quarter of 2002. As a percent of net revenue, operating income was 6.2 percent in the second quarter of 2003 and 6.6 percent in the second quarter of 2002.

For the first six months of 2003 net revenue of $429.4 million was 2.1 percent higher than the net revenue of $420.6 million in the first six months of 2002. The positive currency effects were 5.2 percent with volume and pricing decreases of 1.8 percent and 1.3 percent, respectively. The causes of the variances were similar to the second quarter results with slow economic activity in North America and Europe driving the volume reductions. Operating income for the first six months of 2003 was $25.1 million as compared to $23.9 million for the same period of 2002. As a percentage of net revenue, the operating income was 5.8 percent in the first half of 2003 as compared to 5.7 percent in the first half of 2002.

Full-Valu/Specialty: Net revenue in the second quarter of 2003 of $97.3 million was 2.3 percent below the $99.6 million of net revenue recorded in the second quarter of 2002. Sales volume decreased 3.0 percent, average selling prices decreased 0.6 percent and currency had a positive impact of 1.3 percent. The volume decrease was due primarily to reduced volume in the powder coatings market which continues to be impacted by the slow economies in North America and Europe. Increased pricing competition has also impacted the powder coatings market. Volume growth was realized in the second quarter in the consumer product line, especially in Australia, as well as in the company's window products. Sales of the window products trend closely with U.S. housing starts, which continue to experience strong growth due to low interest rates. The gross profit margin in the second quarter of 2003 was 0.1 percentage point less than the gross profit margin in the second quarter of 2002. Gross profit margin increases in the Adalis and Specialty Construction Brands product lines helped offset the margin decrease in the powder coatings market. SG&A expenses in the second quarter of 2003 were $1.8 million or 6.9 percent higher than the SG&A expenses in the second quarter of 2002. Increased expenses associated with the U.S. pension and other postretirement benefit plans were one reason for the expense increase. Another reason was the increased accrual of $1.2 million related to claims for the exterior insulation finish system. Operating income of $5.5 million in the second quarter of 2003 was $2.6 million or 32.1 percent less than the operating income recorded in the second quarter of 2002.

Through six months of 2003, the net revenue in the Full-Valu/Specialty operating segment of $189.7 million was $2.4 million or 1.2 percent less than the net revenue of $192.0 in the second quarter of 2002. Sales volume decreased 2.3 percent, average selling prices decreased 0.2 percent and currency fluctuations had a positive impact of 1.3 percent. Similar to the 2003 second quarter results, significant volume decreases realized in the powder coatings products were partially offset by volume increases in the consumer and window products. Operating income of $10.2 million in the first half of 2003 was $2.6 million or
20.1 percent less than the operating income in the first half of 2002. As a percent of net revenue, operating income in the first six months of 2003 was 5.4 percent as compared to 6.7 percent in the first six months of 2002.

Restructuring and other Related Costs
During the second quarter of 2003 pretax charges of $3.2 million ($2.5 million after tax) were recorded in connection with the company's restructuring plan that was announced on January 15, 2002. In the first six months of 2003 the company recorded pretax charges of $7.7 million ($5.6 after tax). The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. The second quarter of 2003 was the final quarter in which charges related to this restructuring plan are expected to be incurred. As part of the plan the company has eliminated approximately 20 percent of the company's 2001 global manufacturing capacity. In 2002, the company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned the

Global Adhesives operating segment sales force. By reducing capacity and eliminating other cost structures management currently estimates that upon completion of all restructuring related activities, operating costs will be reduced at least $12 million annually. These savings, consisting primarily of reduced employee-related costs and reduced depreciation expenses, were approximately $3.0 million in both the first and second quarters of 2003. The plan will result in the elimination of approximately 530 positions, of which approximately 490 have occurred through the end of the second quarter of 2003. Charges have been accrued for the elimination of the remaining 40 positions in the second half of 2003. Of the total reductions of 490, 115 occurred in the first six months of 2003 - 75 in the Global Adhesives operating segment and 40 in the Full-Valu/Specialty operating segment. Offsetting the reduction of 530 positions will be approximately 110 newly hired employees (of which 105 were hired as of May 31, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

Since inception of the plan, the company has recorded total pretax charges of $41 million. These charges were offset by $2.0 million of gains on sales of assets impacted by the restructuring plan. Additional sales of assets subject to the plan are expected to yield gains that will bring the total net pretax charges down to approximately $35 million. The charges related to the plan included employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be approximately $15-$20 million. As of May 31, 2003 cash costs incurred were $22.4 million offset by $4.2 million of proceeds from sales of assets subject to the plan. The remaining restructuring liability as of May 31, 2003 was $8.1 million. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                                       Employee
                                                       Severance    Accelerated
                                                      and Benefits  Depreciation      Other       Total
                                                      ---------------------------------------------------
     Balance at December 2, 2001                      $     349                      $    176    $    525

     2002 Charges:
         First quarter                                    4,784        $  1,637         1,254       7,675
         Second quarter                                   2,831           2,830           961       6,622
         Third quarter                                    1,572           1,501         3,253       6,326
         Fourth quarter                                   5,561           1,282         4,315      11,158
                                                      ---------------------------------------------------
         Total charges                                   14,748           7,250         9,783      31,781

     Non-cash                                            (1,638)         (7,250)            -      (8,888)
     Currency change effect                                   -                          (170)       (170)
     Cash payments                                       (7,648)                       (4,986)    (12,634)
                                                      ---------------------------------------------------
     Total liabilities at November 30, 2002               5,811                         4,803      10,614

     Long-term portion of liabilities                                                  (2,106)     (2,106)
                                                      ---------------------------------------------------
     Current liabilities at November 30, 2002             5,811                         2,697       8,508
                                                      ===================================================

     Balance at November 30, 2002                         5,811                         4,803      10,614

     2003 Charges:
         First quarter                                    2,388             190         1,884       4,462
         Second quarter                                   1,107             184         1,899       3,190
                                                      ---------------------------------------------------
         Total Charges                                    3,495             374         3,783       7,652
     Non-cash                                                              (374)         (674)     (1,048)
     Currency change effect                                                               674         674
     Cash payments                                       (5,807)                       (3,993)     (9,800)
                                                      ---------------------------------------------------
     Total liabilities at May 31, 2003                    3,499                         4,593       8,092

     Long-term portion of liabilities                                                  (2,537)     (2,537)
                                                      ---------------------------------------------------

     Current liabilities at May 31, 2003              $   3,499                      $  2,056    $  5,555
                                                      ===================================================

The pretax charges of $3.2 million in the second quarter of 2003 were included in the income statement as: $1.6 million in cost of sales and $1.6 million in SG&A expense. The $1.6 million in cost of sales included $1.1 million of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $0.5 million consisted primarily of employee severance and benefits, with insignificant amounts related to accelerated depreciation and adverse lease termination costs. The $1.6 million in SG&A expenses consisted of $0.7 million of employee severance and benefits and $0.9 million of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs. Of the total pretax charges of $3.2 million incurred in the second quarter of 2003, $2.5 million was attributed to the Global Adhesives operating segment, $0.6 million to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $0.1 million.

The pretax charges of $7.7 million in the first six months of 2003 were included in the income statement as: $3.5 million in cost of sales and $4.2 million in SG&A expense. The $3.5 million in cost of sales included $2.6 million of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $0.9 million consisted of $0.6 million of employee severance and benefits, $0.1 million related to accelerated depreciation and $0.2 million for adverse lease termination and other related costs. The $4.2 million in SG&A expenses consisted of $2.9 million of employee severance and benefits and $1.3 million of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs. Of the total pretax charges of $7.7 million incurred in the first six months of 2003, $6.7 million was attributed to the Global Adhesives operating segment and $1.0 million to the Full-Valu/Specialty operating segment.

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

The beginning balance of $0.5 million at December 2, 2001 in the restructuring liability relates to a prior restructuring plan.

Liquidity and Capital Resources
Net cash provided from operating activities in the first six months of 2003 was $19.6 million as compared to $31.6 million in the first six months of 2002. Working capital changes were the primary cause of the decreased operating cash flows in 2003 as compared to 2002. One key factor related to the short-term restructuring liability which reflected a decrease of $3.4 million in the first six months of 2003 as compared to an increase of $5.5 million for 2002. Incentive compensation payouts were approximately $5.0 million higher in the first half of 2003 as compared to the first half of 2002. Reductions in trade accounts payable resulted in operating cash outflows of $5.1 million in the first six months of 2003 as compared to outflows of $2.9 million in the first six months of 2002. Accounts receivable days sales outstanding (DSO) were 62 days at the end of the second quarter in both 2003 and 2002. Inventory days on hand of 62 days at May 31, 2003 were one day higher than the 61 days at June 1, 2002.

Cash used in investing activities was $18.2 million in the first half of 2003 as compared to $11.5 million in the first half of 2002. Capital expenditures (primarily for information technology projects and manufacturing improvements) were $15.8 million in the first six months of 2003 as compared to $12.4 million in the first six months of 2002. In the second quarter of 2003 the company purchased certain assets of an adhesive company in the U.S. for $1.7 million. During the second quarter of 2003 the company also invested $1.0 million for a minimal ownership percentage of a technology company. During the second quarter the company reclassified $6.1 million of property, plant and equipment to assets available for sale. This relates to properties that are expected to be sold in less than one year. On the consolidated balance sheet they are included in other current assets.

Total debt increased in the first half of 2003 by $8.2 million as compared to a decrease of $23.9 million in the first half of 2002. The company's capitalization ratio, defined as total debt divided by total debt plus stockholders' equity, was 28.7 percent at May 31, 2003, 29.0 percent at November 30, 2002 and 32.3 percent at June 1, 2002.

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

International: Operations outside the United States accounted for approximately 47 percent of the company's net revenues in the first half of 2003. International operations could be adversely affected by changes in political and economic conditions, conflicts, sanctions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could result in increases or decreases in the company's earnings and may adversely affect the value of the company's assets outside the United States.

Raw Materials: The company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the company's ability to procure necessary materials, or increase the cost of manufacturing its products. The company generally attempts to increase its selling prices to address certain increases in its raw materials. However, the company's revenues may be negatively impacted by its customers reaction to these increases, or the company may be unable to successfully pass the increases in raw materials on to its customers which could result in reduced profit margins.

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

As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Claims could result in significant legal expenditures and/or substantial damages. Please refer to Part II Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. Given the unpredictability of litigation and the complexity of the issues presented the company carefully monitors and evaluates its ongoing litigation and claims.

Other: Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company's markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

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

Management believes that probable near-term changes in interest rates would not materially affect its consolidated financial position, results of operations or cash flows. The impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of June 1, 2003 would not be material.

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

The company's single largest expenditure was the purchase of raw materials. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts which limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The company also uses the leverage of having substitute raw materials approved for use wherever possible to minimize the impact of possible price increases.

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

Item 1. Legal Proceedings

As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury.

As previously reported, a subsidiary of the company is a defendant in a number of lawsuits related to exterior insulated finish systems ("EIFS"). The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits seek monetary relief for damage to property from moisture intrusion. None of the claims have alleged any personal injury. Typically, the company's subsidiary, along with the builder, applicator and other parties pay to repair the damaged homes. The claims experienced by the company's subsidiary relate primarily to systems applied prior to 1999. The company's subsidiary has not had any material claims related to EIFS sold after the redesign of the system in 1998-1999.

It is difficult to estimate the cost of resolving all pending and future EIFS related claims. A key assumption guiding the amount accrued by the company for future claims was that the number of claims would decline by 2003. However, plaintiff attorneys have been successful in continuing to locate and bring claims at a consistent rate.

Because such claims have not declined in frequency, in the second quarter, the company reassessed and adjusted its reserves. At May 31, 2003, the company's reserve for liability and costs for pending and future claims was $3.9 million reflecting an increase of $1.2 million. Associated with these claims is $1.6 million for estimated insurance recoveries. The company only has insurance coverage for certain years. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs and related insurance recoveries to be higher or lower than those recorded.

As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on other defendants. From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. These lawsuits frequently seek both actual and punitive damages, often in very large amounts. In cases were, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. The company is generally dismissed. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company's products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants, and the company is typically a de minimis party.

Insurance or indemnification from solvent third party insurers in accordance with applicable policies or contracts have paid the indemnity and defense costs associated with the company's asbestos litigation. As a result, these cases have been defended, dismissed or settled without a material effect on the company's financial condition, results of operations, or cash flows. However, given the unpredictability of litigation and the complexity of the issues presented the company carefully monitors and evaluates these claims.

During the second quarter the company settled two asbestos related lawsuits for an aggregate of $475,000. In connection with these two settlements, the company agreed to an allocation formula to determine the contribution from several insurers. Based on this allocation, the company's insurers have paid or are expected to pay at least $215,000 of the settlement amounts. The remainder of the settlement amounts represents (i) amounts allocable to years in which the responsible insurer is insolvent, or
(ii) amounts below the minimum retained deductibles under the applicable policies. The company is pursuing recovery for these amounts from the liquidators for the insolvent insurers and is asserting claims for coverage from solvent excess insurers. The company and its insurers have also commenced negotiations with respect to the terms of a cost sharing arrangement insurers.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant's annual meeting was held on April 17, 2003. There was a total of 28,381,047 shares of Common Stock entitled to be cast at the meeting.

(b) The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2006 annual meeting of shareholders:

                                                         Common Stock
                                                         ------------
         Director Name                  Votes in Favor             Share Votes Withheld
         -------------                  --------------             --------------------
         Alfredo L. Rovira              23,949,199.715                1,647,451.479
         Albert P.L. Stroucken          23,878,493.323                1,718,157.871

Norbert R. Berg, Freeman A. Ford, Knut Kleedehn, John. J. Mauriel, Jr., J. Michael Losh, Lee R. Mitau and R. William Van Sant continued to serve as directors following the meeting. Directors Gail D. Fosler and Reatha Clark King retired at this meeting.

Proposal 2 - Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as the Registrant's independent auditors for the fiscal year ending November 29, 2003:

                                           Common Share Votes
                                           ------------------
                      For                    Against                  Abstain
                      ---                    -------                  -------
                 25,133,257.258             431,335.246               32,058.690

Proposal 3 - Approval of the H.B. Fuller Company Annual and Long-Term Incentive
Plan:

                                          Common Share Votes
                                          ------------------
                      For                    Against             Abstain
                      ---                    -------             -------
                 24,616,878.290             890,489.497          89,283.407


Item 5. Other Information

On June 11, 2003, the company announced that Stephen J. Large was appointed Group President and General Manager of the Full-Valu/Specialty operating segment succeeding Linda Welty who left the company to pursue other opportunities.

On July 8, 2003, the company announced Edward Snyder was appointed Chief Process Improvement Officer as successor to Mr. Large.

On July 14, 2003, the company announced that James R. Conaty was appointed Group President and General Manager of Global Adhesives business segment to succeed Peter Koxholt who retired from the company due to an illness.

Item 6.

Exhibits and Reports on Form 8-K

Exhibits

     12    Computation of Ratios
     99.1  Form of 906 Certification - Albert P.L. Stroucken
     99.2  Form of 906 Certification - Raymond A. Tucker

(b)  Reports on Form 8-K during the quarter ended May 31, 2003.

     On March 26, 2003, a Form 8-K was filed during the quarter ended May 31, 2003 to report the financial results for the quarter ended March 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               H.B. Fuller Company


Dated: July 15, 2003           /s/ Raymond A. Tucker
                              --------------------------------------------------
                               Raymond A. Tucker
                               Senior Vice President and Chief Financial Officer

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

Date: July 15, 2003

/s/ Albert P.L. Stroucken
------------------------------------------
Albert P.L. Stroucken
Chairman, President and Chief Executive Officer

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

Date: July 15, 2003

/s/ Raymond A. Tucker
-------------------------------------------------
Raymond A. Tucker
Senior Vice President and Chief Financial Officer