Form 10-Q
period 2003-08-30
FULLER H B CO
filed 2003-10-14
CIK 39368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended August 30, 2003
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from_______________________to____________________

Commission File Number 001-09225

                               H.B. FULLER COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Minnesota                                     41-0268370
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      1200 Willow Lake Boulevard,
      Vadnais Heights, Minnesota                               55110-5101
----------------------------------------                ------------------------
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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,424,696 as of September 30, 2003.


                        This document contains 35 pages.

                   The exhibit index is set forth on page 22.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        13 Weeks Ended                  39 Weeks Ended
                                 ----------------------------    ----------------------------
                                  August 30,      August 31,      August 30,      August 31,
                                     2003            2002            2003            2002
                                 ----------------------------    ----------------------------
Net revenue                      $    322,089    $    313,936    $    941,158    $    926,578
Cost of sales                        (235,023)       (229,752)       (682,372)       (679,779)
                                 ----------------------------    ----------------------------
Gross profit                           87,066          84,184         258,786         246,799
Selling, general and
 administrative expenses              (67,838)        (67,673)       (211,910)       (207,887)
Interest expense                       (3,662)         (4,353)        (11,029)        (13,489)
Other income (expense), net               993           1,089          (2,302)           (375)
                                 ----------------------------    ----------------------------
Income before income taxes,
 minority interests, and income
 from equity investments               16,559          13,247          33,545          25,048
Income taxes                           (4,804)         (4,223)         (9,102)         (7,734)
Minority interests in
 consolidated income                      (30)            (74)           (580)           (681)
Income from equity investments            561             249           1,435           1,167
                                 ----------------------------    ----------------------------
Net income                       $     12,286    $      9,199    $     25,298    $     17,800
                                 ============================    ============================
Basic income per common share    $       0.43    $       0.33    $       0.90    $       0.63
                                 ============================    ============================
Diluted income per common share  $       0.43    $       0.32    $       0.88    $       0.62
                                 ============================    ============================
Weighted-average common shares
 outstanding:
Basic                                  28,262          28,135          28,228          28,071
Diluted                                28,709          28,632          28,672          28,571
Dividends per share              $     0.1125    $     0.1100    $      0.335    $      0.328

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                    August 30,    November 30,
                                                      2003           2002
                                                  ----------------------------
Assets
Current assets:
   Cash and cash equivalents                      $       1,863  $       3,666
   Trade receivables                                    226,163        220,430
   Allowance for doubtful accounts                       (7,670)        (8,088)
   Inventories                                          153,276        143,012
   Other current assets                                  59,975         49,854
                                                  ----------------------------
Total current assets                                    433,607        408,874
Property, plant and equipment, net                      346,558        354,964
Other assets                                            101,856        106,456
Goodwill                                                 74,923         71,020
Other intangibles, net                                   19,577         20,125
                                                  ----------------------------
Total assets                                      $     976,521  $     961,439
                                                  ============================
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                  $      29,087  $      20,020
   Current installments of long-term debt                 1,384          1,362
   Trade payables                                       103,593        113,297
   Accrued payroll / employee benefits                   22,743         37,109
   Other accrued expenses                                26,704         25,070
   Restructuring liability                                2,949          8,508
   Income taxes payable                                  10,896          9,480
                                                  ----------------------------
Total current liabilities                               197,356        214,846
Long-term debt, excluding current installments          170,570        161,763
Accrued pensions                                         81,030         87,393
Other liabilities                                        34,125         34,532
Minority interests in consolidated subsidiaries          15,148         14,575
                                                  ----------------------------
Total liabilities                                       498,229        513,109
                                                  ----------------------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $1.00 per share               28,426         28,362
    Shares outstanding were 28,426,464 and
    28,362,316, respectively
   Additional paid-in capital                            41,168         39,665
   Retained earnings                                    427,555        411,818
   Accumulated other comprehensive loss                 (17,676)       (29,679)
   Unearned compensation - restricted stock              (1,181)        (1,836)
                                                  ----------------------------
Total stockholders' equity                              478,292        448,330
                                                  ----------------------------
Total liabilities and stockholders' equity        $     976,521  $     961,439
                                                  ============================
See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          39 Weeks Ended
                                                   ----------------------------
                                                    August 30,      August 31,
                                                       2003            2002
                                                   ----------------------------
Cash flows from operating activities:
   Net income                                      $     25,298    $     17,800
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      40,281          43,753
      Change in assets and liabilities:
         Accounts receivables, net                         (399)          4,664
         Inventories                                     (6,241)         (4,137)
         Other assets                                        86          (2,743)
         Accounts payables                              (12,371)         (4,244)
         Accrued payroll / employee benefits and
          other accrued expenses                        (16,043)          7,306
         Short-term restructuring liability              (5,894)          5,457
         Income taxes payable                               947          (1,995)
         Accrued pensions                               (11,095)         (4,570)
         Other liabilities                                6,963             725
      Other                                              (2,773)            799
                                                   ----------------------------
      Net cash provided by operating activities          18,759          62,815
Cash flows from investing activities:
   Purchased property, plant and equipment              (27,492)        (25,270)
   Purchased investments                                 (3,106)             --
   Proceeds from sales of property, plant and
    equipment                                             3,078           3,398
                                                   ----------------------------
      Net cash used in investing activities             (27,520)        (21,872)
Cash flows from financing activities:
   Proceeds from long-term debt                          14,650          21,685
   Repayment of long-term debt                           (6,106)        (56,004)
   Net proceeds from (used by) notes payable              7,715          (6,573)
   Dividends paid                                        (9,512)         (9,287)
   Other, primarily proceeds from stock option
    exercises                                               789             410
                                                   ----------------------------
      Net cash provided by (used in) financing
       activities                                         7,536         (49,769)
Effect of exchange rate changes                            (578)             32
                                                   ----------------------------
      Net change in cash and cash equivalents            (1,803)         (8,794)
Cash and cash equivalents at beginning of period          3,666          11,454
                                                   ----------------------------
Cash and cash equivalents at end of period         $      1,863    $      2,660
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

2. Net Income per Common Share: A reconciliation of the net income and common share components for the basic and diluted net income per common share calculations follows:

                                                       13 Weeks Ended               39 Weeks Ended
                                                ------------------------------------------------------------
                                                 August 30,      August 31,      August 30,      August 31,
                                                    2003            2002            2003            2002
                                                ------------------------------------------------------------
Net income                                      $     12,286    $      9,199    $     25,298    $     17,800
Dividends on preferred shares                             --              --              --              (7)
                                                ------------------------------------------------------------
Income attributable to common shares            $     12,286    $      9,199    $     25,298    $     17,793
                                                ============================================================
Weighted-average common shares - basic                28,262          28,135          28,228          28,071
Equivalent shares - stock-based compensation
 plans                                                   447             497             444             500
                                                ------------------------------------------------------------
Weighted-average common shares - diluted              28,709          28,632          28,672          28,571
                                                ============================================================

     The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 37 and 3 for the three-month periods ended August 30, 2003 and August 31, 2002 and 31 and 3 for the nine-month periods ended August 30, 2003 and August 31, 2002, respectively, as the results would have been anti-dilutive.

3.   Comprehensive Income: The components of total comprehensive income follows:

                                              13 Weeks Ended           39 Weeks Ended
                                         -------------------------------------------------
                                         August 30,   August 31,   August 30,   August 31,
                                            2003         2002         2003         2002
                                         -------------------------------------------------
Net income                               $   12,286   $    9,199   $   25,298   $   17,800
Other comprehensive income
   Foreign currency translation, net         (6,464)       5,560       12,003        9,302
                                         -------------------------------------------------
      Total comprehensive income         $    5,822   $   14,759   $   37,301   $   27,102
                                         =================================================

     Components of accumulated other comprehensive income follows:

     Accumulated Other Comprehensive Income
     --------------------------------------
                                                August 30,    November 30,
                                                   2003           2002
                                                --------------------------
Foreign currency translation adjustment         $    7,516    $     (4,487)
Minimum pension liability                          (25,192)        (25,192)
                                                --------------------------
Total accumulated other comprehensive income    $  (17,676)   $    (29,679)
                                                ==========================

4.   Inventories:  The composition of inventories follows:

                                                August 30,    November 30,
                                                   2003          2002
                                                --------------------------
Raw materials                                   $   61,288    $     57,041
Finished goods                                     102,527          96,192
LIFO reserve                                       (10,539)        (10,221)
                                                --------------------------
                                                $  153,276    $    143,012
                                                ==========================

5. Restructuring and Other Related Costs: During the third quarter of 2003, the company recorded a net pretax gain of $926 ($480 after tax) in connection with its restructuring plan that was announced on January 15, 2002. For the first nine months of 2003 net pretax charges recorded were $6,726 ($5,080 after tax). The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. The plan, which is essentially complete, except for certain asset sales, will result in the elimination of approximately 20 percent of the company's 2001 global manufacturing capacity. In 2002, the company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned its Global Adhesives operating segment sales force. The plan will result in the elimination of approximately 545 positions, of which approximately 540 have occurred through the end of the third quarter of 2003. Of the total reductions of 545, 165 occurred in the first nine months of 2003 - 115 in the Global Adhesives operating segment and 50 in the Full-Valu/Specialty operating segment. Charges have been accrued for the elimination of the remaining 5 positions, which will occur in the fourth quarter of 2003. Offsetting the reduction of 545 positions will be approximately 110 newly hired employees (of which 107 were hired as of August 30, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan, and sales-related positions as part of the upgrading and realignment of the sales force.

     Upon completion of the restructuring plan in 2003, the company expects to have recorded total cumulative pretax charges of approximately $35,000, net of gains associated with asset sales subject to the restructuring plan. Since inception of the plan and through the first nine months of 2003, total pretax charges recorded have been $42,026. These charges were offset by $3,999 of gains on sales of assets subject to the plan. The charges include employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be approximately $15,000-$20,000. As of August 30, 2003 cash costs incurred were $25,371 offset by $6,936 of proceeds from sales of assets subject to the plan. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                             Employee
                                             Severance     Accelerated
                                           and Benefits    Depreciation        Other           Total
                                           ------------------------------------------------------------
Balance at December 2, 2001                $        349                    $        176    $        525
2002 Charges:
   First quarter                                  4,784    $      1,637           1,254           7,675
   Second quarter                                 2,831           2,830             961           6,622
   Third quarter                                  1,572           1,501           3,253           6,326
   Fourth quarter                                 5,561           1,282           4,315          11,158
                                           ------------------------------------------------------------
   Total charges                                 14,748           7,250           9,783          31,781
Non-cash                                         (1,638)         (7,250)             --          (8,888)
Currency change effect                                                             (170)           (170)
Cash payments                                    (7,648)                         (4,986)        (12,634)
                                           ------------------------------------------------------------
Total liabilities at November 30, 2002            5,811                           4,803          10,614
Long-term portion of liabilities                                                 (2,106)         (2,106)
                                           ------------------------------------------------------------
Current liabilities at November 30, 2002   $      5,811                    $      2,697    $      8,508
                                           ============================================================
Total liabilities at November 30, 2002     $      5,811                    $      4,803    $     10,614
2003 Charges:
   First quarter                                  2,388    $        190           1,884           4,462
   Second quarter                                 1,107             184           1,899           3,190
   Third quarter                                    570               3             456           1,029
                                           ------------------------------------------------------------
   Total charges                                  4,065             377           4,239           8,681
Non-cash                                            (49)           (377)           (574)         (1,000)
Currency change effect                                                              252             252
Cash payments                                    (7,771)                         (4,966)        (12,737)
                                           ------------------------------------------------------------
Total liabilities at August 30, 2003              2,056                           3,754           5,810
Long-term portion of liabilities                                                 (2,861)         (2,861)
                                           ------------------------------------------------------------
Current liabilities at August 30, 2003     $      2,056                    $        893    $      2,949
                                           ============================================================

     The net pretax gain of $926 in the third quarter of 2003 was included in the income statement as: gain on sale of asset of $1,955 (included as a component of other income (expense), net) partially offset by $358 in cost of sales and $671 in Selling, General and Administrative ("SG&A") expenses. The $1,955 gain on sale of asset relates to the sale of an adhesives manufacturing facility that was closed as part of the restructuring initiative. The $358 in cost of sales was the result of facility maintenance and clean-up costs relating to the closure of manufacturing facilities. The $671 in SG&A expenses consisted of $615 of employee severance and benefits and $56 of other period costs directly attributed to the restructuring plan. Of the total expenses included in cost of sales and SG&A of $1,029 incurred in the third quarter of 2003, $890 was attributed to the Global Adhesives operating segment and $139 to the Full-Valu/Specialty operating segment.

     Through the first nine months of 2003, the net pretax charges of $6,726 were recorded in the income statement as: $3,794 in cost of sales and $4,887 in SG&A expense partially offset by a gain on sale of asset of $1,955 in other income (expense), net. The $3,794 in cost of sales included $2,932 of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $862 consisted of $582 of employee severance and benefits, $125 of accelerated depreciation, $107 of adverse lease termination costs and $48 of asset impairments. The $4,887 in SG&A expenses consisted of $3,527 of employee severance and benefits and $1,360 of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs. Of the total expenses included in cost of sales and SG&A of $8,681 incurred in the first nine months of 2003,

     $7,543 was attributed to the Global Adhesives operating segment and $1,138 to the Full-Valu/Specialty operating segment.

     Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to charges resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that extend out to 2012.

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

     As of August 30, 2003, the company had forward foreign currency contracts maturing between September 2, 2003 and November 28, 2003. Included in other income (expense), net, the mark-to-market impact associated with these contracts were net gains of $123 for the three-month and of $546 for the nine-month periods ended August 30, 2003.

7.   Operating Segments: Segment data follows:

                                                             13 Weeks Ended
                            -----------------------------------------------------------------------------
                                       August 30, 2003                        August 31, 2002
                            -------------------------------------   -------------------------------------
                                          Inter-                                  Inter-
                               Trade      Segment       Operating      Trade      Segment       Operating
                              Revenue     Revenue        Income       Revenue     Revenue        Income
                            -------------------------------------   -------------------------------------
Global Adhesives            $  223,638   $    1,247    $   12,623   $  217,032   $    1,166    $   14,702
Full-Valu/Specialty             98,451          267         7,633       96,904           94         8,135
Corporate and Unallocated           --       (1,514)           --           --       (1,260)           --
                            -------------------------------------   -------------------------------------
Total                       $  322,089   $       --    $   20,256   $  313,936   $       --    $   22,837
                            =====================================   =====================================

                                                             39 Weeks Ended
                            -----------------------------------------------------------------------------
                                       August 30, 2003                        August 31, 2002
                            -------------------------------------   -------------------------------------
                                          Inter-                                  Inter-
                               Trade      Segment       Operating      Trade      Segment       Operating
                              Revenue     Revenue        Income       Revenue     Revenue        Income
                            -------------------------------------   -------------------------------------
Global Adhesives            $  653,042   $    3,694    $   37,690   $  637,653   $    3,421    $   38,599
Full-Valu/Specialty            288,116          642        17,866      288,925          566        20,936
Corporate and Unallocated           --       (4,336)           --           --       (3,987)           --
                            -------------------------------------   -------------------------------------
Total                       $  941,158   $       --    $   55,556   $  926,578   $       --    $   59,535
                            =====================================   =====================================

     Consistent with the company's internal management reporting, net charges related to the restructuring plan are excluded from the segment operating income results. In addition, other income (expense), net is excluded from the segment operating income because it consists primarily of items that are not subject to the control of management within the operating segments.

     Reconciliation of Operating Income to Income before Income Taxes:

                                              13 Weeks Ended                   39 Weeks Ended
                                        ------------------------------------------------------------
                                         August 30,      August 31,      August 30,      August 31,
                                            2003            2002            2003            2002
                                        ------------------------------------------------------------
Operating income                        $     20,256    $     22,837    $     55,556    $     59,535
Restructuring and other related costs            926          (6,326)         (6,726)        (20,623)
Interest expense                              (3,662)         (4,353)        (11,029)        (13,489)
Gains (losses) from sales of assets              (19)            582              92             518
Other income (expense), net                     (942)            507          (4,348)           (893)
                                        ------------------------------------------------------------
Income before income taxes              $     16,559    $     13,247    $     33,545    $     25,048
                                        ============================================================

8. Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                 13 Weeks Ended              39 Weeks Ended
                                                            ----------------------------------------------------
                                                            August 30,    August 31,    August 30,    August 31,
                                                               2003          2002          2003          2002
                                                            ----------------------------------------------------
Net income, as reported                                     $   12,286    $    9,199    $   25,298    $   17,800
Add back:  Stock-based employee compensation expense
 recorded                                                          409           256           714           999
                                                            ----------------------------------------------------
Net income excluding stock-based compensation                   12,695         9,455        26,012        18,799
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                       (887)         (680)       (2,150)       (2,269)
                                                            ----------------------------------------------------
Pro forma net income                                        $   11,808    $    8,775    $   23,862    $   16,530
                                                            ====================================================
Basic income per share:
   As reported                                              $     0.43    $     0.33    $     0.90    $     0.63
   Pro forma                                                $     0.42    $     0.31    $     0.85    $     0.59
Diluted income per share:
   As reported                                              $     0.43    $     0.32    $     0.88    $     0.62
   Pro forma                                                $     0.41    $     0.31    $     0.83    $     0.58

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

     Product Liability Claims: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Please refer to Part II Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q for a discussion of these claims.

     Many claims relate to exterior insulated finish systems (EIFS) sold by a subsidiary to the residential construction market principally in the southeastern United States. The number and amount of all potential claims related to this product line are expected to be limited. The company continually reevaluates its reserves related to these claims. At August 30, 2003, the company's reserve for liability and costs for pending and future claims was $3.6 million. Associated with these claims is $0.8 million for estimated insurance recoveries.

     From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. Insurance from solvent third party insurers in accordance with applicable policies have historically paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation applicable to the company. For certain claims the company has been indemnified by third parties. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

     In addition to product liability claims discussed above, the company and its subsidiaries are involved in claims or legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

     With respect to EIFS claims, as well as all other litigation, the company cannot always definitively estimate its potential liabilities. While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges for EIFS related product liability claims or other litigation is unlikely, given the inherent uncertainty of litigation, a possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company.

     Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. The loans are guaranteed by the company only in the event of the executive's default. Effective September 2001, the company discontinued issuing new loans under the program.

10. Recently Adopted Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"), which must be adopted no later than December 1, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company does not have any asset retirement obligations as of August 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard supersedes EITF No. 94-3 and has been adopted for exit and disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity at the time the liability is incurred. EITF No. 94-3 allowed a liability to be recognized at the date an entity committed to an exit plan. The restructuring charge described in Note 5 for the three and nine month periods ended August 30, 2003 have been accounted for in accordance with SFAS No. 146.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The company does not have any guarantees as of August 30, 2003, other than those disclosed in Note 9.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. On October 9, 2003 the FASB extended the effective date for FIN 46 until the first interim or annual period ending after December 15, 2003. The company is continuing to evaluate the effect of this Interpretation on the Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of FAS 149 had no effect on the company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The company does not have any financial instruments subject to SFAS No. 150 as of August 30, 2003.

11.  Supplemental Financial Statement Information

     The following provides additional details of income statement amounts for the periods ending August 30, 2003 and August 31, 2002,

Other income (expense), net                            13 Weeks Ended            39 Weeks Ended
                                                   -------------------------------------------------
                                                   August 30,   August 31,   August 30,   August 31,
                                                      2003         2002         2003         2002
                                                   -------------------------------------------------
Foreign currency transaction gains/(losses), net   $     (518)  $      720   $   (2,665)  $      135
Gains on trading securities                                46           47          126           88
Amortization of affordable housing investments           (520)        (505)      (1,559)      (1,514)
Gains on sales of assets                                1,936          518        2,047          423
Other, net                                                 49          309         (251)         493
                                                   -------------------------------------------------
         Total Other income (expense), net         $      993   $    1,089   $   (2,302)  $     (375)
                                                   =================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------
Net Revenue: Net revenue in the third quarter of 2003 of $322.1 million was 2.6 percent higher than the net revenue of $313.9 million in the third quarter of 2002. The 2.6 percent increase was attributable to favorable currency translation, which increased net revenue by 4.1 percent. The favorable currency effects resulted primarily from the euro, which was approximately 17 percent stronger versus the U.S. dollar in the third quarter of 2003 as compared to the third quarter of 2002. The strengthening of the Japanese yen and Australian dollar also contributed to the third quarter revenue increase as compared to last year. The favorable currency effects were offset by a 0.5 percent decrease in sales volume and a 1.0 percent reduction in average selling prices as compared to the third quarter of 2002. The lower sales volume was primarily a reflection of the slow economic activity - especially in Europe and North America.

Operating segment results reflected an increase in net revenue in the Global Adhesives segment of 3.0 percent as compared to the third quarter of 2002 and in the Full-Valu/Specialty segment, net revenue increased 1.6 percent as compared to last year's third quarter.

Through nine months of 2003, net revenue was $941.2 million as compared to $926.6 million in the first nine months of 2002 - an increase of 1.6 percent. Similar to the third quarter results, favorable currency effects of 4.0 percent were partially offset by lower sales volume of 1.6 percent and lower average selling prices of 0.8 percent. Net revenue increased 2.4 percent in the Global Adhesives segment and decreased 0.3 percent in the Full-Valu/Specialty segment as compared to the first nine months of 2002.

Gross Profit Margin: The consolidated gross profit margin of 27.0 percent in the third quarter of 2003 increased 0.2 percentage points from the third quarter of 2002. Currency fluctuations accounted for an increase in cost of sales in the third quarter of approximately $9.1 million as compared to the third quarter of 2002. Also included in the cost of sales in the third quarter of 2003 were expenses of $0.4 million associated with the company's restructuring initiatives as compared to $4.5 million in the third quarter of 2002. The third quarter of 2003 cost of sales also included approximately $2.6 million of savings related to the restructuring activities implemented in 2002. These savings resulted from lower payroll, depreciation and other facility operating costs due to the closure of 14 manufacturing facilities during 2002. Raw material and container costs as a percentage of net revenue increased by 1.5 percentage points in the third quarter of 2003 as compared to the third quarter of 2002. The raw material cost increase as a percentage of net revenue was mainly due to increases in ethylene-based materials such as vinyl acetate monomer (VAM) and vinyl acetate emulsion (VAE). These materials are used primarily in the Global Adhesives operating segment in the production of water-based adhesives. The prices of the ethylene-based materials, which are sensitive to the fluctuations in energy prices, increased between the periods primarily due to the higher cost of crude oil and natural gas. Also contributing to the higher raw material costs as a percentage of net revenue was lower average selling price levels as compared to the third quarter of 2002.

For the first nine months of 2003, the consolidated gross profit margin of 27.5 percent was 0.9 percentage points higher than the 26.6 percent margin posted in the first nine months of 2002. The currency impact on cost of sales was an increase of $27.2 million as compared to the first nine months of 2002. The cost of sales in the first nine months of 2003 included $3.8 million of expenses resulting from the restructuring initiative as compared to $14.6 million in the first nine months of 2002. The cost of sales in the nine months of 2003 also included approximately $8.5 million of savings resulting from the 2002 restructuring activities. Raw material and container costs as a percentage of net revenue increased 1.2 percentage points as compared to the first nine months of 2002, primarily related to the price of VAM and VAE as discussed above.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses in the third quarter of 2003 of $67.8 million were $0.1 million or 0.2 percent higher than the SG&A expenses of $67.7 million recorded in the third quarter of 2002. As a percentage of net revenue the SG&A expenses were 21.1 percent in the third quarter of 2003 and 21.6 percent in third quarter of 2002. The 2003 SG&A expenses included $0.7 million of restructuring-related costs as compared to $1.8 million of restructuring-related costs in the third quarter of 2002. SG&A savings associated with the restructuring initiative were approximately $1.9 million in the third quarter of 2003. Expenses attributed to the U.S. pension and other postretirement benefit plans in the third quarter of 2003 were $2.5 million more than in the third quarter of 2002. These pension and benefit plan expense increases were due primarily to the amortization of actuarial losses attributed to the diminished asset portfolio performance in recent years and the reduction in the discount rate used to calculate the projected benefit obligations from 7.0 percent for 2002 to 6.5 percent for 2003. The reduction in the expected return on assets assumption from 10.5 percent in 2002 to 9.75 percent in 2003 also increased pension and benefit plan expense. A one-percentage point change in the expected return on assets assumption has an annualized impact on net income of approximately $1.9 million or $.07 per share, based on the plan assets as of November 30, 2002. Stronger foreign currencies contributed to the higher SG&A expenses in 2003 as compared to 2002. This strengthening of primarily the euro, resulted in approximately $2.4 million of additional SG&A expenses in 2003 as compared to last year. SG&A expense reductions were realized in the third quarter of 2003 as compared to the third quarter of 2002 as a result of lower management incentive compensation expenses. These expenses are accrued according to the company's financial performance as compared to management's expectations for the fiscal year. The company's relative performance in 2003 as compared to 2002 has not been in line with management's expectations resulting in a $4.4 million reduction in management incentive compensation expense in the third quarter of 2003 as compared to the third quarter of 2002. Included in this amount is the reversal of $1.8 million of bonus expense accrued in the first and second quarter of 2003.

Through nine months of 2003, SG&A expenses of $211.9 million were $4.0 million or 1.9 percent more than the SG&A expenses in the first nine months of 2002. As a percentage of net revenue, the SG&A expenses were 22.5 percent in the first nine months of 2003 as compared to 22.4 percent in the first nine months of 2002. Restructuring-related expenses were $4.9 million in the first nine months of 2003 and $6.0 million for the same period in 2002. The SG&A savings attributed to the restructuring initiative were approximately $6.0 million through nine months of 2003. Expenses related to the U.S. pension and other postretirement benefit plans increased $7.5 million in the first nine months of 2003 as compared to the same period last year. The nine-month impact on SG&A expenses from stronger foreign currencies was an increase of $7.4 million in 2003 as compared to the first nine months of 2002. The management incentive compensation expense in the first nine months of 2003 was $6.9 million less than the first nine months of 2002.

Interest Expense: Interest expense was $3.7 million in the third quarter of 2003 as compared to $4.4 million in the third quarter of 2002. For the first nine months of 2003 interest expense was $11.0 million as compared to $13.5 million for the same period in 2002. Lower average debt levels in 2003 versus 2002 was the primary reason for the reduced interest expense.

Other Income (Expense), Net: Other income (expense), net was income of $1.0 million in the third quarter of 2003 and income of $1.1 million in the third quarter of 2002. The 2003 figure includes a gain of $2.0 million on the sale of a North American facility that was closed as part of the restructuring initiative. The 2002 other income includes a gain of $0.9 million on the sale of another nonproductive asset in North America that was outside of the restructuring initiative. Foreign currency transaction gains and losses were net losses of $0.5 million in the third quarter of 2003 as compared to net gains of $0.7 million in the third quarter of 2002. Through nine months of 2003 other income (expense), net was expense of $2.3 million as compared to expense of $0.4 million in the first nine months of 2002. The first nine months of 2003 included foreign currency transaction net losses of $2.7 million as compared to net gains of $0.1 million in the first nine months of 2002. The losses incurred in 2003 resulted primarily from exposures to the rate of exchange between the pound sterling and the euro combined with a significant weakening of the pound sterling against the euro during the first quarter. Hedging contracts were executed late in the first quarter of 2003 in an effort to neutralize future currency impacts.

Income Taxes: The effective income tax rate in the third quarter of 2003 was
29.0 percent. The effective rate for the year was lowered during the third quarter because of a change in the regional mix from which the earnings are being generated and also an assessment of generally lower tax exposures. The impact of this rate change was to reduce third quarter income taxes by $0.6 million. Pretax income in the third quarter of $0.9 million related to the restructuring initiative resulted in tax expense of $0.4 million, or 48.2 percent of the restructuring-related income. The effective tax rate in the third quarter of 2002 was 31.9 percent. Included in the 2002 income taxes were $2.3 million of tax benefits related to $6.3 million of pretax charges associated with the restructuring initiative.

The effective income tax rate for the first nine months of 2003 was 27.1 percent as compared to 30.9 percent in the first nine months of 2002. Included in the 2003 income taxes was a one-time tax benefit of $1.5 million related to the liquidation of an inactive European legal entity. This tax benefit reduced the effective rate for the first nine months of 2003 by 4.4 percentage points. Also included in the 2003 income tax expense was $1.6 million of tax benefit on $6.7 million of pretax restructuring charges. The 2002 income taxes included $7.3 million of tax benefit attributable to the $20.6 million of pretax restructuring-related charges.

Net Income: Net income was $12.3 million in the third quarter of 2003 as compared to $9.2 million in the third quarter of 2002. The diluted earnings per share were $0.43 in the third quarter of 2003 and $0.32 in the third quarter of 2002. Included in the net income figures were net gains, net of tax, of $0.5 million ($0.02 per diluted share) in the third quarter of 2003 and net charges, net of tax of $3.9 million ($0.14 per diluted share) in the third quarter of 2002 related to the restructuring initiative.

Through the first nine months, net income was $25.3 million and $17.8 million in 2003 and 2002, respectively. The diluted earnings per share were $0.88 in 2003 and $0.62 in 2002. The after-tax restructuring charges were $5.1 million ($0.18 per diluted share) in 2003 and $12.9 million ($0.45 per diluted share) in 2002.

Operating Segment Results
-------------------------
Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding other income (expense), net. Charges attributed to the restructuring initiative, net of gains on the sales of assets in connection with the restructuring are excluded from the operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $223.6 million in the third quarter of 2003 was $6.6 million or 3.0 percent more than the net revenue recorded in the third quarter of 2002. Favorable currency effects of 5.2 percent were the primary reason for the increase. These currency effects were offset by sales volume reductions of 1.6 percent and average price reductions of 0.6 percent. The slow economy, especially in Europe and North America, was the primary reason for the sales volume declines. The Asia Pacific and Latin American geographic regions experienced solid revenue growth in the third quarter of 2003. Higher raw material prices combined with the reduction in average selling prices resulted in a decrease of 1.3 percentage points in the gross profit margin in the third quarter of 2003 as compared to the third quarter of 2002. SG&A expenses increased $1.0 million in the third quarter of 2003 as compared to the same period last year. The expense increases related to the stronger foreign currencies and the U.S. pension and other postretirement benefit expenses were partially offset by expense savings resulting from the restructuring initiative and lower management incentive compensation expenses. The resulting operating income of $12.6 million in the third quarter of 2003 was $2.1 million less than the operating income in the third quarter of 2002. As a percentage of net revenue, operating income was 5.6 percent in the third quarter of 2003 and 6.8 percent in the third quarter of 2002.

For the first nine months of 2003 net revenue of $653.0 million was 2.4 percent higher than the net revenue of $637.7 million in the first nine months of 2002. The positive currency effects were 5.2 percent with volume and pricing decreases of 1.9 percent and 0.9 percent, respectively. The slow economies in North America and Europe continued to drive the volume reductions. Operating income for the first nine months of 2003 was $37.7 million as compared to $38.6 million for the same period of 2002. As a percentage of net revenue, the operating income was 5.8 percent in the first nine months of 2003 as compared to 6.1 percent for the same period in 2002.

Full-Valu/Specialty: Net revenue in the third quarter of 2003 of $98.5 million was 1.6 percent higher than the $96.9 million of net revenue recorded in the third quarter of 2002. Sales volume increased 1.7 percent, marking the first quarter of the year to record volume growth. Average selling prices decreased
1.8 percent and currency had a positive impact of 1.7 percent. The volume growth was due primarily to increased volume in the Specialty Construction Brands, liquid paint and window product lines. Volume growth was also realized in the third quarter in the consumer product line, especially in Australia. The powder coatings market continued to be impacted by the slow economies in North America and Europe as well as the overall decline in the powder coatings market in the United States. Many end users of the powder coatings products have moved their production outside the U.S. The gross profit margin in the third quarter of 2003 was 0.7 percentage points less than the gross profit margin in the third quarter of 2002. Gross profit margin increases in the Adalis, liquid paint and consumer product lines helped offset the margin decreases in the powder coatings and Specialty Construction Brands product lines. SG&A expenses were $25.2 million in the third quarter of 2003 and $24.9 million in the third quarter of 2002. Expense increases related to the U.S. pension and postretirement benefit plans were partially offset by lower management incentive compensation expenses. Operating income of $7.6 million in the third quarter of 2003 was $0.5 million or 6.2 percent less than the operating income recorded in the third quarter of 2002.

Through nine months of 2003, the net revenue in the Full-Valu/Specialty operating segment of $288.1 million was $0.8 million or 0.3 percent less than the net revenue of $288.9 in the first nine months of 2002. Sales volume decreased 1.1 percent, average selling prices decreased 0.6 percent and currency fluctuations had a positive impact of 1.4 percent. Operating income of $17.9 million in the first nine months of 2003 was $3.1 million or 14.7 percent less than the operating income in the first nine months of 2002. As a percentage of net revenue, operating income in the first nine months of 2003 was 6.2 percent as compared to 7.2 percent in the first nine months of 2002.

Restructuring and other Related Costs
-------------------------------------
During the third quarter of 2003 net pretax gain of $0.9 million ($0.5 million after tax) was recorded in connection with the company's restructuring plan that was announced on January 15, 2002. In the first nine months of 2003 the company recorded net pretax charges of $6.7 million ($5.1 after tax). The plan, which was contemplated in 2001, approved and implemented throughout 2002, will be completed in 2003. The third quarter of 2003 was the final quarter in which charges related to this restructuring plan were expected to be incurred. As part of the plan the company has eliminated approximately 20 percent of its 2001 global manufacturing capacity. In 2002, the company closed 12 manufacturing facilities in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned its Global Adhesives operating segment sales force. By reducing capacity and eliminating other cost structures management currently estimates that upon completion of all restructuring related activities, operating costs will be reduced at least $17 million annually. These savings, consisting primarily of reduced employee-related costs and reduced depreciation expenses, were approximately $14.5 million in the first nine months of 2003. The estimate of savings has increased from the $12 million previously reported primarily due to SG&A expense savings exceeding the original estimates. The plan will result in the elimination of approximately 545 positions, of which approximately 540 have occurred through the end of the third quarter of 2003. Charges have been accrued for the elimination of the remaining 5 positions, which will occur in the fourth quarter of 2003. Of the total reductions of 540, 165 occurred in the first nine months of 2003 - 115 in the Global Adhesives operating segment and 50 in the Full-Valu/Specialty operating segment. Offsetting the reduction of 545 positions will be approximately 110 newly hired employees (of which 107 were hired as of August 30, 2003), primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan and sales-related positions as part of the upgrading and realignment of the sales force.

Since inception of the plan, the company has recorded total pretax charges of $42.0 million. These charges were offset by $4.0 million of gains on sales of assets impacted by the restructuring plan. Additional sales of assets subject to the plan are expected to yield gains that will bring the total net pretax charges down to approximately $35 million. The charges related to the plan included employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be approximately $15-$20 million. As of August 30, 2003 cash costs incurred were $25.4 million offset by $6.9 million of proceeds from sales of assets subject to the plan. The remaining restructuring liability as of August 30, 2003 was $5.8 million. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                             Employee
                                             Severance       Accelerated
                                           and Benefits      Depreciation        Other            Total
                                           ----------------------------------------------------------------
Balance at December 2, 2001                $         349                     $         176    $         525
2002 Charges:
   First quarter                                   4,784    $       1,637            1,254            7,675
   Second quarter                                  2,831            2,830              961            6,622
   Third quarter                                   1,572            1,501            3,253            6,326
   Fourth quarter                                  5,561            1,282            4,315           11,158
                                           ----------------------------------------------------------------
   Total charges                                  14,748            7,250            9,783           31,781
Non-cash                                          (1,638)          (7,250)              --           (8,888)
Currency change effect                                                                (170)            (170)
Cash payments                                     (7,648)                           (4,986)         (12,634)
                                           ----------------------------------------------------------------
Total liabilities at November 30, 2002             5,811                             4,803           10,614
Long-term portion of liabilities                                                    (2,106)          (2,106)
                                           ----------------------------------------------------------------
Current liabilities at November 30, 2002   $       5,811                     $       2,697    $       8,508
                                           ================================================================
Balance at November 30, 2002               $       5,811                     $       4,803    $      10,614
2003 Charges:
   First quarter                                   2,388              190            1,884            4,462
   Second quarter                                  1,107              184            1,899            3,190
   Third quarter                                     570                3              456            1,029
                                           ----------------------------------------------------------------
   Total charges                                   4,065              377            4,239            8,681
Non-cash                                             (49)            (377)            (574)          (1,000)
Currency change effect                                                                 252              252
Cash payments                                     (7,771)                           (4,966)         (12,737)
                                           ----------------------------------------------------------------
Total liabilities at August 30, 2003               2,056                             3,754            5,810
Long-term portion of liabilities                                                    (2,861)          (2,861)
                                           ----------------------------------------------------------------
Current liabilities at August 30, 2003     $       2,056                     $         893    $       2,949
                                           ================================================================

The net pretax gain of $0.9 million in the third quarter of 2003 was included in the income statement as: gain on sale of asset of $2.0 million (included as a component of other income (expense), net) partially offset by $0.4 million in cost of sales and $0.7 million in SG&A expense. The $2.0 million gain on sale of asset relates to the sale of an adhesives manufacturing facility that was closed as part of the restructuring initiative. The $0.4 million in cost of sales was the result of facility maintenance and clean-up costs associated with the closure of manufacturing facilities. The $0.7 million in SG&A expenses consisted of $0.6 million of employee severance and benefits and $0.1 million of other period costs directly attributed to the restructuring plan. Of the total expense included in cost of sales and SG&A of $1.1 million incurred in the third quarter of 2003, $1.0 million was attributed to the Global Adhesives operating segment and $0.1 million to the Full-Valu/Specialty operating segment.

The net pretax charges of $6.7 million in the first nine months of 2003 were included in the income statement as: $3.8 million in cost of sales and $4.9 million in SG&A expense partially offset by a gain on sale of asset of $2.0 million in other income (expense), net. The $3.8 million in cost of sales included $2.9 million of costs associated with the closure of manufacturing facilities such as; equipment tear down and shutdown expenses, facility maintenance and clean-up costs and equipment and inventory relocation expenditures. The remaining $0.9 million consisted of $0.6 million of employee severance and benefits, $0.1 million related to accelerated depreciation and $0.2 million for adverse lease termination and other related costs. The $4.9 million in SG&A expenses consisted of $3.5 million of employee severance and benefits and $1.4 million of other costs directly attributed to the restructuring plan, primarily relocation and recruiting costs. Of the total expenses included in cost of sales and SG&A of $8.7 million incurred in the first nine months of 2003, $7.6 million was attributed to the Global Adhesives operating segment and $1.1 million to the Full-Valu/Specialty operating segment.

Non-cash charges attributed to employee severance and benefits are related to the granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to charges resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that extend out to 2012.

The beginning balance of $0.5 million at December 2, 2001 in the restructuring liability relates to a prior restructuring plan.

Liquidity and Capital Resources
-------------------------------
Net cash provided from operating activities in the first nine months of 2003 was $18.8 million as compared to $62.8 million in the first nine months of 2002. Increases in working capital were the primary cause of the decreased operating cash flows, accounting for approximately $42.0 million of the total decrease of $44.0 million in 2003 as compared to 2002. Changes in the short-term restructuring liability accounted for $11.4 million of the total working capital changes as the liability decreased in the first nine months of 2003 by $5.9 million as compared to an increase of $5.5 million for the same period in 2002. Changes in the accrued compensation liabilities were a decrease of $15.9 million in 2003 as compared to decreases of $4.9 million in 2002. Reductions in trade accounts payable resulted in operating cash outflows of $12.4 million in the first nine months of 2003 as compared to outflows of $4.2 million in the first nine months of 2002. Accounts receivable days sales outstanding (DSO) were 61 days at the end of the third quarter of 2003 and 60 days at the same time last year. Inventory days on hand of 62 days at August 30, 2003 were one day higher than the 61 days at August 31, 2002. Another significant operating cash flow transaction in the third quarter of 2003 was management's decision to contribute $20 million to the U.S. pension plan. This funding is expected to increase the U.S. pension plan assets to a level exceeding the plan's accumulated benefit obligation.

Cash used in investing activities was $27.5 million in the first nine months of 2003 as compared to $21.9 million in the first nine months of 2002. Capital expenditures (primarily for information technology projects and manufacturing improvements) were $27.5 million in the first nine months of 2003 as compared to $25.3 million in the first nine months of 2002. Two other items included in the investing activities in 2003 were the purchase of certain assets of an adhesive company in the U.S. for $2.1 million and a $1.0 million investment for a minimal ownership percentage of a technology company. Both of those investments occurred in the second quarter. During the second quarter the company reclassified $6.1 million of property, plant and equipment to assets available for sale. This relates to properties that are expected to be sold in less than one year. On the consolidated balance sheet they are included in other current assets.

Net cash provided by financing activities was $8.1 million in the first nine months of 2003 as compared to cash used in financing activities of $49.8 million in the first nine months of 2002. Proceeds from long-term debt were $14.7 million in the first nine months of 2003 and $21.7 million for the same period in 2002. Repayment of long-term debt was $6.1 million in the first nine months of 2003 as compared to $56.0 million in the first nine months of 2002. The company was able to pay off greater amounts of long-term debt in 2002 as compared to 2003 primarily due to the higher amount of cash provided from operating activities in 2002. Net proceeds from notes payable were $8.3 million in the first nine months of 2003 as compared to net cash used to pay notes payable of $6.6 million in the same period in 2002. The company's capitalization ratio, defined as total debt divided by total debt plus stockholders' equity, was 29.6 percent at August 30, 2003, 29.0 percent at November 30, 2002 and 29.9 percent at August 31, 2002.

Forward-Looking Statements and Risk Factors
-------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring initiatives, global economic conditions, liquidity requirements, pension expenses and funding, the outcome of litigation or product liability claims, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. In order to comply with the terms of the safe harbor, the company identifies in this Quarterly Report on Form 10-Q important factors which could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in net revenue resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Quarterly Report on Form 10-Q.

Competition: The company sells a wide variety of products in numerous markets, each of which is highly competitive. Many of the company's competitors are part of large multi-national companies and may have more resources than the company. The increasing frequency of "e-auctions" is also leading to increased price competition for both existing and new business. Competition may result in lost market share or reduced prices, which could result in reduced gross margins and may impair the company's ability to grow or even to maintain current levels of revenues and earnings.

Acquisitions: As part of the company's growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company's ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

International: Operations outside the United States accounted for approximately 47 percent of the company's net revenue in the first nine months of 2003. International operations could be adversely affected by changes in political and economic conditions, conflicts, sanctions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could result in increases or decreases in the company's earnings and may adversely affect the value of the company's assets outside the United States.

Raw Materials: The company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the company's ability to procure necessary materials, or increase the cost of manufacturing its products. The company generally attempts to increase its selling prices to address certain increases in its raw materials. However, the company's revenues may be negatively impacted by its customers' reaction to these increases, or the company may be unable to successfully pass the increases in raw materials on to its customers which could result in reduced profit margins.

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

Other: Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company's markets); (v) loss of, or changes in, executive management; (vi) pension expenses and funding requirements, and (vii) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

The company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

Management believes that probable near-term changes in interest rates would not materially affect its consolidated financial position, results of operations or cash flows. The impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of August 30, 2003 would not be material.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. For the first nine months of 2003, approximately 47 percent of net revenue was generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Management does not enter into any speculative positions with regard to derivative instruments. From a sensitivity analysis viewpoint, based on the nine-month period ending August 30, 2003, financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $0.05 per diluted share.

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

The company's single largest expenditure is the purchase of raw materials. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts which limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The company also uses the leverage of having substitute raw materials approved for use wherever possible to minimize the impact of possible price increases.

Item 4.  Controls and Procedures
--------------------------------

Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of its "disclosure controls and procedures" (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them to material information relating to the company and required to be included in the company's periodic SEC filings.

There was no significant change in the company's internal controls over financial reporting that occurred during the company's most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury.

A subsidiary of the company is a defendant in a number of lawsuits related to exterior insulated finish systems ("EIFS"). The EIFS product was used primarily in the residential construction market in the southeastern United States. The company is also defending EIFS lawsuits involving a handful of commercial structures or multifamily residences and one class action lawsuit. Claims and lawsuits seek monetary relief for damage to property from moisture intrusion. None of the claims have alleged any personal injury. Typically, the company's subsidiary, along with the builder, applicator and other parties pay to repair the damaged homes. The claims experienced by the company's subsidiary relate primarily to systems applied prior to 1999. The company's subsidiary has not had any material claims related to EIFS used in single family homes after the redesign of the system in 1998-1999.

It is difficult to estimate the cost of resolving all pending and future EIFS related claims. At August 30, 2003, the company's reserve for liability and costs for pending and future single family residential claims was $3.6 million reflecting a decline of $0.2 million from the balance at May 31, 2003. Associated with these claims is $0.8 million for estimated insurance recoveries. The company only has insurance coverage for certain years. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs and related insurance recoveries to be higher or lower than those recorded.

As a result of the bankruptcy of most major asbestos producers, plaintiffs' attorneys are increasing their focus on other defendants. From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. These lawsuits frequently seek both actual and punitive damages, often in very large amounts. In cases where plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries, the company is generally dismissed. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company's products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants, and the company is typically a de minimis party. During the third quarter of 2003, the company and its insurers did not settle any asbestos related lawsuits.

Insurance from solvent third party insurers in accordance with applicable policies have historically paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation applicable to the company. For certain claims the company has been indemnified by third parties.

During the second quarter of 2003, the company did contribute towards the settlement of two cases. The company's contribution represented amounts allocable to years in which the responsible insurer was insolvent or amounts below the minimum retained deductibles under the applicable policies. The company is pursuing recovery for these amounts from the liquidators for the insolvent insurers and is asserting claims for coverage from solvent excess insurers and as a result had an insurance receivable of

$0.2 million as of August 30, 2003. The company and its insurers have also commenced negotiations with respect to the terms of a cost sharing arrangement. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

Exhibits

     10.1  Separation from Employment Agreement - Peter Koxholt
     10.2  Consulting Services Agreement - Raymond A. Tucker
     12    Computation of Ratios
     31.1  Form of 302 Certification - Albert P.L. Stroucken
     31.2  Form of 302 Certification - John A. Feenan
     32.1  Form of 906 Certification - Albert P.L. Stroucken
     32.2  Form of 906 Certification - John A. Feenan

(b)  Reports on Form 8-K during the quarter ended August 30, 2003.

     On June 25, 2003, a Form 8-K was filed during the quarter ended August 30, 2003 to report the financial results for the quarter ended May 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H.B. Fuller Company


Dated: October 10, 2003                 /s/ John A. Feenan
                                        ----------------------------------------
                                        John A. Feenan
                                        Senior Vice President and Chief
                                        Financial Officer

                                  Exhibit Index

Exhibits


     10.1  Separation from Employment Agreement - Peter Koxholt
     10.2  Consulting Services Agreement - Raymond A. Tucker
     12    Computation of Ratios
     31.1  Form of 302 Certification - Albert P.L. Stroucken
     31.2  Form of 302 Certification - John A. Feenan
     32.1  Form of 906 Certification - Albert P.L. Stroucken
     32.2  Form of 906 Certification - John A. Feenan