Form 10-K
period 2003-11-29
FULLER H B CO
filed 2004-02-25
CIK 39368

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 29, 2003

                                       or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________________ to___________________

Commission File No. 001-09225

                                   ----------

                               H.B. FULLER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                             41-0268370
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1200 Willow Lake Boulevard,
St. Paul, Minnesota                                                   55110-5101
----------------------------------------    ------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number, including area code) (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

          (Title of each class)               (Name of each exchange on which
                                                       registered)

Common Stock, par value $1.00 per share     New York Stock Exchange
----------------------------------------    ------------------------------------
Common Stock Purchase Rights                New York Stock Exchange
----------------------------------------    ------------------------------------

Securities registered pursuant to Section 12(g) of the Act: none

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [X]   No  [_]

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 31, 2003 was approximately $660,727,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $23.82 on such date).

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, was 28,495,672 as of January 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 15, 2004.

                        This document contains 54 pages.

                   The exhibit index is set forth on page 51.

================================================================================

                               H.B. FULLER COMPANY

                         2003 Annual Report on Form 10-K

                                Table of Contents

                                     PART I
                                     ------
                                                                            Page
                                                                            ----
Item 1.   Business                                                             3

Item 2.   Properties                                                           5

Item 3.   Legal Proceedings                                                    5

Item 4.   Submission of Matters to a Vote of Security Holders                  7

          Executive Officers of the Registrant                                 7

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                  8

Item 6.   Selected Financial Data                                              9

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          22

Item 8.   Financial Statements and Supplementary Data                         24

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 49

Item 9A.  Controls and Procedures                                             49

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant                  50

Item 11.  Executive Compensation                                              50

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          50

Item 13.  Certain Relationships and Related Transactions                      50

Item 14.  Principal Accountants Fees and Services                             50

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                         51

          Signatures                                                          54

                                     PART I

Item 1.  Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 33 countries in North America, Europe, Latin America and the Asia/Pacific region.

The largest business segment is industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear in fiscal 2003. Adhesives represent nearly 69 percent of global net revenues and are manufactured and marketed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

The company also produces and supplies other specialty chemical products for a variety of applications such as ceramic tile and HVAC insulation installation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty hot melt products for packaging applications, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 31 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

Segment Information. In fiscal 2002 and in connection with the restructuring initiatives (See Note 3 to the Consolidated Financial Statements, "Restructuring and Other Related Costs"), the company's management structure and philosophy on managing the global adhesives operations changed. The company's perspective shifted from autonomous geographic regions to combined global operations focused on managing adhesive products and markets on a worldwide basis. The primary markets include adhesives for assembly, packaging, converting, nonwoven, automotive, graphic arts and footwear. In addition, the management structure was reorganized to manage these adhesives markets on a global basis. In this regard, the General Manager - Global Adhesives is responsible for sales and marketing, operations and technology. Management reporting was modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

The specialty chemical product lines continue to be reported as a separate segment named Full-Valu/Specialty. However, certain product lines that prior to fiscal 2002 had been included in the adhesives geographic business were repositioned in the Full-Valu/Specialty operating segment.

Management evaluates operating segment performance based on operating income which is defined as gross profit minus selling, general and administrative expenses ("SG&A"). Restructuring expenses are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a minor markup for administrative costs.

Financial Information with respect to the company's segments and geographic areas is set forth in Note 13 to the Consolidated Financial Statements and is incorporated herein by reference.

Non-U.S. Operations. The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2003, the company had sales offices and manufacturing plants in 15 countries outside the United States and satellite sales offices in another 17 countries.

Competition. The company sells a wide variety of products in numerous markets, each of which is highly competitive. Many competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit. This may impair the company's ability to grow or even to maintain current levels of revenues and earnings.

The principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, customer service, technical service, quality and price.

Customers. Of the $1,287.3 million net revenue to unaffiliated customers in 2003, $736.7 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog. Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at November 29, 2003, November 30, 2002, or December 1, 2001.

Raw Materials. The principal raw materials used include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, shortages of some materials could occur.

Additionally for certain products produced, the substitution of key raw materials may require the company to reformulate, retest or seek re-approval from customers using those products.

Many raw materials are petroleum-based derivatives. Under normal conditions, all of these raw materials are generally available on the open market, although prices and availability are subject to fluctuation. In general, higher oil and natural gas costs result in higher prices for raw materials.

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

Trademarks, such as Advantra, Sesame, Protecto, TEC and Plasticola, are important in marketing products.

Research and Development. The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $17.9 million, $17.9 million and $19.0 million in 2003, 2002 and 2001, respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

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

Environmental expenditures, reasonably known to management, to comply with environmental regulations over the next two years are estimated to be approximately $15.3 million, including approximately $2.0 million of capital expenditures.

- See additional disclosure under Item 3. Legal Proceedings.

Employees. Approximately 4,500 individuals were employed on November 29, 2003, of which approximately 1,800 individuals were in the United States. Unions represent a small number of these employees.

Available Information. For more information about the company, visit our website at: http://www.hbfuller.com.

The company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. The company's SEC filings are available to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning the company at the following address:

Office of the Corporate Secretary
     H.B. Fuller Company
     1200 Willow Lake Boulevard
     P.O. Box 64683
     St. Paul, Minnesota 55164-0683
     (651) 236-5825

Item 2.  Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 19 plants located throughout the United States and at 19 manufacturing plants (two leased) located in 15 other countries. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked.

The Global Adhesives and Full-Valu/Specialty segments operate 11 and 8 plants, respectively in the United States and 14 and 5 plants, respectively outside the United States.

Item 3.  Legal Proceedings

Environmental Matters. From time to time, the company is identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose liability for costs relating to the cleanup of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former plants are located. The company's environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in administrative proceedings or lawsuits relating to 26 sites. This number includes contaminated sites where the company's sole involvement to date has been responding to a formal request for information. The company considers 24 of these sites inactive because the company has entered into participation agreements and consent decrees, or due to tolling agreements, or because the company has received no further communication after submitting its response for a request for information and/or its' denial of liability. The estimated response costs for all potentially responsible parties at these sites is in excess of $1.0 billion and the range of claims for individual sites is from $1.5 to $600 million, but the amounts claimed against the company at many of the sites are unknown. The company's management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of November 29, 2003, the company had reserved $1.9 million, which represents its best estimate of probable liabilities with respect to environmental matters. However, the full extent of the company's future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company's responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

While uncertainties exist with respect to the amounts and timing of the company's ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows.

Other Legal Proceedings. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of November 29, 2003, the company's subsidiary was a defendant or co-defendant in approximately 75 lawsuits and 17 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and five lawsuits involving EIFS in commercial or multi-family structures. As of November 29, 2003, the company had recorded $3.2 million for the probable liabilities and $1.2 million for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than our current estimated reserves or insurance recoveries.

As previously reported, over the years, the company has been named as a defendant, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to products manufactured by the company 20 to 30 years ago that contained asbestos. These cases generally seek unspecified damages for asbestos-related diseases. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company's products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants and the company is typically a de minimis party.

During the fiscal year ended November 29, 2003, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid 100 percent of the defense costs associated with the company's asbestos litigation. Prior to 2003, insurance or indemnification had also paid all of the settlement costs associated with these cases. As previously reported, during 2003, the company's insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. During 2003, the company settled five asbestos related lawsuits for an aggregate of $0.6 million. Based on the interim allocation formula, the company's insurers have paid or are expected to pay at least $0.3 million of these settlement amounts. The remainder represents amounts allocable to years in which the responsible insurer is insolvent. The company is pursing additional recovery from the liquidators for the insolvent insurers and claims for coverage from solvent excess insurers. The company and its insurers have also commenced negotiations with respect to the terms of a new cost sharing arrangement which may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount which it deems to be adequate and a corresponding amount for insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the quarter ended November 29, 2003.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 31, 2004. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name                     Age   Positions                                               Period Served
----------------------   ---   -----------------------------------------------------   ------------------------
Albert P.L. Stroucken     56   Chairman of the Board                                   October 1999-Present
                               President and Chief Executive Officer                   April 1998-Present

John A. Feenan            43   Senior Vice President and Chief Financial Officer       August 2003-Present
                               Senior Vice President and CFO, Jostens, Inc.            2001-August 2003
                               Vice President & CFO, Mannington Mills, Inc.            2000-2001
                               Vice President & CFO, Foamex International Inc.         1998-1999
                               Divisional CFO, Laporte plc                             1994-1998

James R. Conaty           56   Group President, General Manager Global Adhesives       July 2003-Present
                               President and CEO, EFTEC North America L.L.C.           April 1997-July 2003
                               President and CEO, EFTEC Latin America, S.A.            April 1997-July 2003
                               President and CEO, H.B. Fuller Automotive               1994-July 2003

Jose Miguel Fuster        64   Group President, General Manager Latin America          December 2000-Present
                               Group Vice President, Division Manager                  October-December 2000
                               Consumer Products Division
                               Group Vice President, Division Manager                  1996-October 2000
                               Paints Division

Name                     Age   Positions                                               Period Served
----------------------   ---   -----------------------------------------------------   ------------------------
William L. Gacki          55   Vice President and Treasurer                            October 1999-Present
                               Director, Treasury                                      1995-October 1999

Patricia L. Jones         41   Senior Vice President, Chief Administrative Officer,    August 2002-Present
                               General Counsel and Corporate Secretary
                               Senior Vice President, Administration, Star Tribune     December 2000-December
                               Company, a subsidiary of McClatchy Company              2001
                               Vice President HR, Operations, Northwest Airlines       April 2000-December 2000
                               Acting Vice President HR, Northwest Airlines            1999-April 2000

Stephen J. Large          46   Group President, General Manager, Full-Valu/Specialty   July 2003-Present
                               Vice President and Chief Process Improvement Officer    December 2002-July 2003
                               Vice President, Operations/Supply Chain                 May 2001-December 2002
                               Group President, General Manager North America          December 1999-April 2001
                               Sales and Operations Manager North America,             April 1998-November 1999
                               Global Coatings Division

Alan R. Longstreet        57   Group President, General Manager North America          May 2001-Present
                               Senior Vice President, Performance Products             December 1999-April 2001
                               Senior Vice President, Global SBU's                     1998-1999

James C. McCreary, Jr.    47   Vice President, Corporate Controller                    November 2000-Present
                               Vice President, Administration and Controlling,         1997-November 2000
                               Industrial Chemicals Division, Bayer Corporation

William McNellis          61   Group President, General Manager Asia/Pacific           April 2001-Present
                               General Manager, Global Coatings Division               1996-April 2001

Walter Nussbaumer         46   Group President, General Manager Europe                 May 2001-Present
                               Vice President, Chief Technology Officer                December 1999-April 2001
                               and Head of Full-Valu
                               Vice President, Chief Technology Officer                January 1999-April 2001

Edwin J. Snyder           46   Vice President and Chief Process Improvement Officer    July 2003-Present
                               Vice President, Global Supply Chain Management          May 2002-July 2003
                               Director of Sourcing and Supply Chain, Performance      December 1996-May 2002
                               Polymers and Chemicals, Honeywell

The Board of Directors elects the executive officers annually.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is traded on the New York Stock Exchange under the symbol "FUL." As of November 29, 2003, there were 3,278 common shareholders of record. Prior to December 1, 2002, the company's common stock was traded on the NASDAQ National Market System under the symbol "FULL."

The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters.

                            High and Low Sales Price
                     --------------------------------------       Dividends
                            2003                2002             (Per Share)
                     ------------------  ------------------  ------------------
                       High       Low      High       Low      2003      2002
                     --------  --------  --------  --------  --------  --------
First quarter        $  29.57  $  21.50  $  30.91  $  24.60  $ 0.1100  $  0.1075
Second quarter          25.16     19.71     33.20     27.12    0.1125     0.1100
Third quarter           26.99     22.02     31.00     24.15    0.1125     0.1100
Fourth quarter          27.07     23.32     30.50     25.01    0.1125     0.1100
Year                    29.57     19.71     33.20     24.15    0.4475     0.4375

There are no significant contractual restrictions on the company's ability to declare or pay dividends.

The annual meeting of shareholders will be held on Thursday, April 15, 2004, at 2 p.m., central time, at the Science Museum of Minnesota, 120 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Equity Compensation Plans Information

                                                                                                          (c)
                                                                    (a)                                Number of
                                                                 Number of            (b)        securities remaining
                                                             securities to be      Weighted-     available for future
                                                                issued upon         average         issuance under
                                                                exercise of     exercise price          equity
                                                                outstanding     of outstanding    compensation plans
                                                                 options,          options,           (excluding
                                                               warrants and      warrants and    securities reflected
Plan Category                                                     rights            rights          in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders              1,973,240   $        23.66              2,185,261
Equity compensation plans not approved by security holders               NONE               --                   NONE
                                                             --------------------------------------------------------
Total                                                               1,973,240   $        23.66              2,185,261
                                                             ========================================================

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)                               Fiscal Years
                                                 ------------------------------------------------------------------------
                                                     2003           2002           2001           2000*          1999
                                                 ------------   ------------   ------------   ------------   ------------
Net revenue                                      $  1,287,331   $  1,256,210   $  1,274,059   $  1,363,961   $  1,375,855
Income before cumulative effect of accounting
 change                                          $     38,619   $     28,176   $     44,940   $     49,163   $     44,111
Percent of net revenue                                    3.0            2.2            3.5            3.6            3.2
Total assets                                     $  1,007,588   $    961,439   $    966,173   $  1,010,361   $  1,025,615
Long-term debt, excluding current installments   $    161,047   $    161,763   $    203,001   $    250,464   $    263,714
Stockholders' equity                             $    509,338   $    448,330   $    434,026   $    404,710   $    376,380
Per Common Share:
Income before cumulative effect of accounting
 change:
   Basic                                         $       1.37   $       1.00   $       1.61   $       1.77   $       1.60
   Diluted                                       $       1.35   $       0.98   $       1.59   $       1.74   $       1.58
Dividends declared and paid                      $     0.4475   $     0.4375   $     0.4275   $     0.4175   $     0.4075
Book value                                       $      17.91   $      15.81   $      15.34   $      14.32   $      13.39
Number of employees                                     4,518          4,611          4,891          5,182          5,407

* 53-week fiscal year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The 2003 operating environment was characterized by increases in raw material costs, an elusive economic recovery, and heavy competition for volume, resulting in average selling price decreases and gross margin erosion as compared to 2002. Sales volume decreased in 2003 as compared to 2002 mainly due to the sluggish economic conditions. Imbedded in the sales volume reduction however, was growth in our Asia/Pacific and Latin American regions. Although on a sales volume basis, these regions are a small percentage of total net revenue, they do represent excellent growth opportunities over the longer term. During 2003 the company did complete the restructuring initiative that began in the first quarter of 2002.

Net pretax charges of $6.5 million related to the restructuring initiative were recorded in 2003 as compared to $29.7 million recorded in 2002.

When reviewing the company's operating results it is important to understand how key external factors impact the company's financial results. These factors include;

     .  economic growth rates, especially in North America and Europe,

     .  the price changes of crude oil and natural gas, and

     .  currency exchange rates

In 2003, the company generated 57 percent of its revenue in North America and 20 percent in Europe. The pace of economic growth in these regions has a direct impact on the revenues of certain business units in the company. Within the Global Adhesives operating segment, the revenues of the assembly, converting and automotive business units are especially sensitive to the economic growth rates. Customers of the assembly business include manufacturers of furniture, appliances and other durable goods that are sensitive to the fluctuations in economic activity. The converting business unit generates its revenue from companies that produce packaging materials such as corrugated boxes, which are in lower demand as economic activity slows down. Other business units within Global Adhesives that are not as susceptible to fluctuations in economic growth are the nonwoven and packaging business units. Nonwoven customers are primarily manufacturers of personal hygiene products and the packaging business unit generates a high percentage of its revenue from the food industry.

In the Full-Valu/Specialty operating segment the powder coatings business, which sells to manufacturers of appliances, office equipment, lawn and garden equipment and other products made with metals is the most sensitive to overall economic growth rates. The windows business unit and ceramic tile installation product line, both within the Full-Valu/Specialty segment, are sensitive to more specific economic indicators such as housing starts in the U.S.

Price changes of crude oil and natural gas have a direct impact on the raw material costs of the company. Many of our raw materials are petroleum-based derivatives and are therefore subject to the fluctuations in the commodity prices. Although the company made progress in lowering raw material costs in 2003 as compared to 2002 through its strategic sourcing teams, increases in energy prices during 2003 offset the benefits achieved.

The movement of foreign currency exchange rates impacts the translation of the foreign entities' financial statements into U.S. dollars. In 2003, due primarily to the significant strengthening of the euro against the U.S. dollar, currency rate changes increased the company's net revenue by 4 percent, or nearly $50 million as compared to 2002. The strengthening of other currencies against the U.S. dollar such as the Japanese yen, Australian dollar, British pound and Canadian dollar also contributed to the net revenue increase in 2003. As an example of the foreign currency movement, at November 30, 2002, the euro was equal to $0.99 and at November 29, 2003 the euro was equal to $1.20. The stronger foreign currencies also caused U.S. dollar increases in cost of goods sold and selling, general and administrative expenses of approximately $44 million. The resulting increase in net income before income taxes of $6 million translates into an estimated increase in earnings per share of $0.15. In contrast, the strengthening euro was also one of the reasons for the slow economy in Europe. The strong euro makes it more expensive for companies outside Europe to purchase European products, resulting in decreases in European exports.

In looking forward to 2004 we will again be faced with raw material pressures, at least in the early stages of the year, due to the price increases in crude oil and natural gas. During the fourth quarter of 2003 there were signs of economic recovery, especially in the U.S. The restructuring initiative has left the company's cost structures in a relatively improved position to leverage the sales growth that will come with economic recovery. New initiatives, such as Lean Six Sigma/SM/, are being deployed to generate growth opportunities and to further improve the company's operating processes.

Critical Accounting Policies and Significant Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions, goodwill, product, environmental and other litigation liabilities and income tax accounting.

Pension and Other Postretirement Plan Assumptions: The company sponsors defined-benefit pension plans in both U.S. and foreign entities. Also in the U.S. the company sponsors other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on management's assumptions related to the discount rate, expected return on assets, projected salary increases and healthcare cost trend rates. The annual measurement date for these assumptions is August 31. Note 10 to the Consolidated Financial Statements includes disclosure of these assumptions for both the non-U.S. and U.S. plans.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 6.25 percent at August 31, 2003 as compared to 6.50 percent at August 31, 2002 and 7.00 percent at August 31, 2001. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense by approximately $0.7 million. Discount rates for the company's non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Because the rate of return is a long-term assumption, it generally does not change annually. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The current investment mix in the portfolios is nearly 100 percent in U.S. equities. From 1999 through 2001, the company used an expected return on asset assumption for the U.S. portfolio of 10.5 percent. At August 31, 2002, given the poor performance of the U.S. equity markets in 2001 and 2002, management lowered the expected rate of return assumption to 9.75 percent. This rate was used in calculating the expenses for 2003 and will also be used for 2004. A change of
0.5 percentage points for the expected return assumption will impact net pension and other postretirement plan expense by approximately $1.4 million. Expected return on asset assumptions for the company's non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.02 percent for the past three years.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of November 29, 2003, the company's balance sheet included approximately $79 million of goodwill. The goodwill is primarily included in the global adhesives operating segment.

On December 2, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, the new accounting standard for goodwill. This standard requires that goodwill is no longer amortized on a recurring basis. Instead, the goodwill is subject to annual impairment testing. SFAS No. 142 requires that the company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The standard also required that, upon adoption, the company make an initial impairment calculation. Both the initial calculation and the subsequent calculations confirmed that the fair value of the reporting units exceeded the carrying values by significant margins.

Management judgment is required in calculating the fair value of the reporting units. The calculation uses a discounted cash flow analysis that requires management to project financial performance and related cash flows. The projections are based on management's best estimate given recent financial performance, market trends, strategic plans and other available information. Future results will most likely differ from the projected results. However, based on the margin that fair value exceeded carrying value of the various reporting units, management does not anticipate a material impact on the company's financial results from differences in these assumptions.

Product, Environmental and Other Litigation Liabilities: As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, the company is subject to various claims, lawsuits and other legal proceedings. Accruals for loss contingencies associated with these matters are made when it is determined that a liability has been incurred and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential amount exists, the minimum amount of the range is recorded and subsequently adjusted, as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities, is accrued and a receivable is recorded for any probable estimated insurance recoveries. In the EIFS litigation involving single family homes referred to in Note 12, $3.2 million for the potential liabilities and $1.2 million for potential insurance recoveries were accrued. As of November 29, 2003, the company had reserved an additional $2.3 million for all other pending matters. Also as of November 29, 2003 the company has recorded $1.4 million for insurance receivables on all other pending litigation and previously settled matters. This amount of insurance recoveries includes $0.2 million due from insurers for settlement of asbestos related claims settled during 2003. The gross amount of all such settlements was expensed during the fiscal year.

Based upon currently available facts, management does not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on the company's consolidated financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Income Tax Accounting: As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 29, 2003, the valuation allowance to reduce deferred tax assets totaled $11.4 million.

Results of Operations: 2003 Compared to 2002 and 2001

Net Revenue: Net revenue in 2003 of $1,287.3 million was $31.1 million or 2.5 percent more than the net revenue recorded in 2002. The net revenue in 2002 of $1,256.2 million was 1.4 percent less than the $1,274.1 million recorded in 2001. The 2.5 percent increase in 2003 consisted of a decrease in volume of 0.7 percent, a decrease in selling prices of 0.8 percent and a 4.0 percent increase due to the currency exchange effects of a weaker U.S. dollar. The exchange effects were caused primarily by the weakness of the U.S. dollar as compared to the euro. The company's European net revenue included a 16 percent increase from currency effects. A contributing factor in the 0.7 percent revenue volume decrease in 2003 as compared to 2002 was the relatively low economic growth realized in Europe and North America in

2003. The slow economies also contributed to the decrease in average selling prices of 0.8 percent by causing many adhesive manufacturers to bid for volume at significantly lower prices. By operating segment, Global Adhesives net revenue increased 3.2 percent as compared to 2002, driven by a positive 5.1 percent currency impact. The Full-Valu/Specialty segment realized a net revenue increase of 1.0 percent in 2003 as compared to 2002. The 1.4 percent decrease in net revenue in 2002 as compared to 2001 consisted of a decrease in volume of 0.8 percent, a decrease in selling prices of 1.1 percent and an increase due to currency effects of 0.5 percent. The 2002 decrease as compared to 2001 was consistent across the company's operating segments as both the Global Adhesives segment and the Full-Valu/Specialty segment reported net revenue decreases of
1.4 percent. There were no significant net revenue increases or decreases attributed to acquisitions or divestitures in 2003 as compared to 2002, or in 2002 as compared to 2001.

Cost of Sales: The cost of sales in 2003 of $935.1 million was $16.9 million or
1.8 percent more than the cost of sales of $918.2 million in 2002. The 2001 cost of sales was $928.5 million. As a percent of net revenue the 2003 cost of sales was 72.6 percent as compared to 73.1 percent in 2002 and 72.9 percent in 2001. The 2003 cost of sales included approximately $35 million of increased costs, as compared to 2002, due to the currency exchange effects of the weakened U.S. dollar, primarily as compared to the euro. The 2003 cost of sales also included $3.6 million, or 0.3 percent of net revenue, of costs related to the company's restructuring initiative and the 2002 cost of sales included $18.1 million, or
1.4 percent of net revenue, of costs related to the same restructuring initiative. Cost of sales savings resulting from the restructuring initiative were an estimated $10 million in 2003 as compared to 2002. Raw material costs increased in 2003 as compared to 2002 primarily due to increases in energy prices. Major raw materials used in the company's production processes include vinyl acetate monomer, vinyl acetate emulsions and other petroleum-based derivatives whose prices fluctuate with the price changes in energy commodities such as crude oil and natural gas. Raw material costs decreased in 2002 as compared to 2001.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses were $284.2 million in 2003, $281.6 million in 2002 and $257.4 million in 2001. SG&A expenses related to the company's restructuring initiative were $4.8 million in 2003 and $13.7 million in 2002. SG&A expense savings realized in 2003 as compared to 2002 resulting from the restructuring initiative were an estimated $8 million. The currency effects of the weaker U.S. dollar added approximately $9 million to the 2003 SG&A expenses as compared to 2002. Costs related to the company's pension and other postretirement benefit plans added $11.3 million to the expenses in 2003 as compared to 2002. This followed an increase in 2002 as compared to 2001 of $14.6 million. This increase of nearly $26 million in two years resulted primarily from the U.S. benefit plans. These cost increases were caused mainly by the poor performance of the benefit plan asset portfolios in 2000, 2001 and 2002. Lower interest rates also contributed to the higher expenses of the benefit plans because the benefit plan obligations increase when there is a decrease in the interest rates used to discount the plan liabilities. Management incentive compensation expenses in 2003 were $8.1 million less than 2002. Approximately $7.3 million of that decrease was included in SG&A expenses with the remaining $0.8 million included in cost of sales. Management incentives depend substantially upon the company's financial performance compared to targets set at the beginning of the year. In 2003, the financial results achieved compared to the targets were worse than the comparable performance of 2002, resulting in the significant reduction in management incentive expenses.

The increase in SG&A expenses of $24.2 million in 2002 as compared to 2001 was driven by the restructuring-related costs of $13.7 million, the increase in pension and other postretirement costs of $14.6 million and an increase in the management incentive compensation of approximately $5.0 million. These expense increases in 2002 were mitigated by expense reductions resulting from spending controls and reduced employee census.

Interest Expense: Interest expense was $14.5 million in 2003 as compared to $17.3 million in 2002 and $21.2 million in 2001. Lower average outstanding debt levels were the main reason for the reduced interest expense in 2003 as compared to 2002 and 2001. Relatively lower interest rates also contributed to the reduced interest expense but not to the magnitude of the reduced average debt levels. Positive operating cash flow allowed the company to pay down debt levels in 2003, 2002 and 2001.

Gains from Sales of Assets: Gains from sales of assets were $2.8 million in 2003 as compared to $4.2 million in 2002 and $0.8 million in 2001. Of the $2.8 million in gains recorded in 2003, $2.0 million was related to the sale of a facility in North America that was closed as part of the restructuring initiative. In 2002, $2.0 million of the $4.2 million in gains related to facilities that were closed as part of the restructuring. The 2002 gains also included a gain of $1.4 million from the sale of an office building in Latin America.

Other Expense, Net: Other expense, net was $5.4 million in 2003, $3.0 million in 2002 and $6.3 million in 2001. The increase of $2.4 million in 2003 as compared to 2002 was primarily the result of foreign currency transaction losses. These foreign currency losses were $3.5 million in 2003 as compared to $1.0 million in 2002. Of the $3.5 million of foreign currency losses incurred in 2003, $2.4 million was incurred in the first quarter. The first quarter losses were mainly due to the British pound sterling weakening against the euro. In the United Kingdom, although we designated the euro as our functional currency, many transactions are still denominated in pound sterling. This exposure to the rate of exchange between the pound sterling and the euro combined with a significant weakening of the pound sterling against the euro during the first quarter resulted in the first quarter losses in 2003. Appropriate hedging strategies were implemented late in the first quarter in an effort to mitigate the impact of future fluctuations. The remaining $1.1 million of foreign currency losses in 2003 and the $1.0 million in 2002 were primarily due to the devaluation of currencies in Latin America, which operate on a U.S. dollar functional currency.

The adoption of SFAS No. 142 in 2002, which resulted in the cessation of goodwill amortization expense was the main reason for the lower other expense in 2002 as compared to 2001. The other expense in 2001 included $4.1 million of goodwill amortization expense. The significant components of other expense, net are summarized in Note 4 to the Consolidated Financial Statements.

Income Taxes: The effective income tax rate was 28.2 percent in 2003, 32.2 percent in 2002 and 28.8 percent in 2001. In 2003, a $1.5 million ($0.05 per share) tax credit associated with the liquidation of an inactive European legal entity, reduced the effective tax rate by 2.9 percentage points. Also included in the 2003 income tax expense was $1.6 million of tax savings associated with the net pretax restructuring charges of $6.5 million, which increased the effective income tax rates 0.4 percentage points. In 2002, the impact of the restructuring initiative lowered the effective income tax rate 0.8 percentage points. The 2001 income tax expense included a one-time tax benefit of $2.6 million ($0.09 per share) related to changes in the company's business structure in Europe.

Minority Interests (Expense)/Income: Minority interests was income of $0.013 million in 2003 as compared to expense of $1.0 million in 2002 and $0.9 million in 2001. The income in 2003 as compared to expense in 2002 was a direct result of reduced pretax earnings in our North American automotive business, of which we own 70 percent. Included in the 2002 minority interest expense was a $0.5 million credit related to $1.6 million of restructuring charges included in the 2002 pretax earnings of the automotive joint venture.

Income from Equity Investments: Income from equity investments was $2.1 million in 2003, $1.8 million in 2002 and $2.2 million in 2001. This income is related to our 30 percent ownership in an automotive joint venture with a European company. Pretax earnings of the European company increased in 2003 as compared to 2002, resulting in the increased income from equity investments.

Net Income: Net income in 2003 was $38.6 million as compared to $28.2 million in 2002 and $44.4 million in 2001. Net charges related to the restructuring plan reduced net income by $4.9 million in 2003, $19.1 million in 2002 and $1.5 million in 2001. The 2001 net income included an after-tax charge of $0.5 million ($0.02 per share) related to the company's adoption of the SEC's Staff Accounting Bulletin (SAB) 101 "Revenue Recognition". The charge was recorded as a cumulative effect of a change in accounting principle.

The income per diluted share was $1.35, $0.98 and $1.57 in 2003, 2002 and 2001, respectively.

Operating Segment Results (2003 Compared to 2002 and 2001)
----------------------------------------------------------

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains on the sales of assets. Charges, net of gains on the sales of assets in connection with the company's restructuring initiatives are excluded from its operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments. (See further discussion in Note 13 to the Consolidated Financial Statements.)

Global Adhesives: Net revenue of $893.2 million in 2003 was 3.2 percent more than net revenue of $865.8 million in 2002. The currency effects from a weaker U.S. dollar, primarily in comparison to the euro, resulted in a net revenue increase of 5.1 percent in 2003 as compared to 2002. The European adhesives revenue alone was impacted by a positive 16 percent in 2003 due to currency effects. Sales volume in Global Adhesives decreased 1.0 percent in 2003 reflecting the slow economies of Europe and North America. Volume growth however was realized in 2003 in both the Latin America and Asia/Pacific regions of Global Adhesives. Selling prices decreased 0.9 percent in 2003 as compared to 2002. With the economies in North America and Europe slow to recover, the adhesives market in 2003 was characterized by fierce competition for volume, resulting in lower average selling prices. The net revenue in 2002 of $865.8 million was 1.4 percent less than the net revenue of $878.0 million in 2001. The currency effects were positive 0.8 percent on the 2002 net revenue as compared to 2001. The weakening of the U.S. dollar began in the second half of 2002 and continued throughout 2003. Sales volume decreased 0.8 percent and average selling prices decreased 1.4 percent in 2002 as compared to 2001. The market conditions in 2002 were similar to 2003 with slow economic activity in our largest geographic markets, i.e. North America and Europe, resulting in a highly competitive marketplace focused mainly on reduced selling prices.

Operating income in the Global Adhesives segment was $47.8 million in 2003 as compared to $58.4 million in 2002 and $55.5 million in 2001. As a percentage of net revenue the operating income was 5.3 percent in 2003 as compared to 6.8 percent in 2002 and 6.3 percent in 2001. A significant reason for the reduced operating income in 2003 as compared to 2002 was the results of our North American automotive business. Operating income in this market decreased nearly $5 million in 2003 as compared to 2002 primarily due to the increase in raw material costs, especially plasticizers and resins, combined with not being able to increase our selling prices to the automotive customers. The overall gross profit margin in the Global Adhesives segment decreased 0.9 percentage points in 2003 as compared to 2002. Each of the reporting units within Global Adhesives recorded gross profit margin decreases in 2003 mainly due to the increase in raw material costs. SG&A expenses in Global Adhesives increased $9.5 million or 5.7 percent in 2003 as compared to 2002. Currency effects accounted for nearly $8 million of the increase. SG&A expenses also increased due to the increase in pension and other postretirement benefit plan costs. The reduction in management incentive plan costs was the most significant decrease realized in the SG&A expenses as compared to 2002.

The increase in operating income of $2.9 million in 2002 as compared to 2001 was primarily the result of a 1.5 percentage point increase in the gross profit margin. In 2002, raw material prices decreased in comparison to 2001. SG&A expenses increased approximately $7.0 million or 4.5 percent in 2002 as compared to 2001 due mainly to the expense increases associated with the pension and other postretirement plans.

Full-Valu/Specialty: Net revenue of $394.2 million in 2003 was 1.0 percent more than the $390.4 million of net revenue in 2002. Currency effects were a positive
1.5 percent in 2003 as compared to 2002. In the Full-Valu/Specialty segment, the currency effects resulted primarily from the weakening U.S. dollar against the Australian dollar and British pound sterling. This segment has very little euro-denominated revenue. Average selling prices decreased 0.8 percent in 2003 as compared to 2002 while sales volume increased 0.3 percent. Sales to the consumer market in Australia grew in 2003 as did the sales to the window market in North America. The window market continued to benefit from the strong U.S. housing industry. Another area of revenue growth in the Full-Valu/Specialty segment was in the Adalis product line, which consists of specialty hot melt products used in packaging applications. Net revenue from the powder coatings products decreased in 2003 as compared to 2002. Contributing to the powder coatings revenue decrease was the overall slow economy in North America as well as a shift of powder coatings applicators moving their existing production facilities to lower-cost countries, such as China. We currently do not have a presence in China in the powder coatings market.

The net revenue in 2002 of $390.4 million was 1.4 percent less than the net revenue in 2001 of $396.0 million. Revenue decreases in the powder coatings market were partially offset by increases in the ceramic tile setting materials and windows markets.

Operating income in the Full-Valu/Specialty segment was $28.6 million in 2003, $29.8 million in 2002 and $34.2 million in 2001. As a percent of net revenue, operating income was 7.3 percent in 2003, 7.6 percent in 2002 and 8.6 percent in 2001. The gross profit margin in the Full-Valu/Specialty segment has been steady over the three-year reporting period with 33.8 percent in 2003, 33.9 percent in 2002 and 33.7 percent in 2001. Similar to the Global Adhesives segment, SG&A expense increases due to pension and other postretirement plan cost increases were partially offset by reduced management incentive compensation costs. Also impacting SG&A expenses in 2003 as compared to 2002 were increased product liability costs of $1.0 million related to the exterior insulated finish systems product line.

The decrease in operating income from $34.2 million in 2001 to $29.8 million in 2002 was driven primarily by reductions in the profitability of the powder coatings market in North America and the liquid paints market in Latin America. The ceramic tile installation and HVAC insulation product lines both had increases in profitability in 2002 as compared to 2001.

Restructuring and Other Related Costs:
During 2003, net pretax charges of $6.5 million ($4.9 million after tax and minority interests) were recorded in connection with the restructuring plan announced on January 15, 2002. The plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result approximately 20 percent of the company's 2001 global manufacturing capacity was eliminated. Twelve manufacturing facilities were closed in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned its Global Adhesives sales force. By reducing capacity and eliminating other cost structures, consisting primarily of reduced employee-related costs and reduced depreciation expenses, operating costs were reduced at least $18 million in 2003. The savings increased from the $12 million previously estimated primarily due to SG&A expense savings exceeding the original estimates. The plan resulted in the elimination of 556 positions. Of the total reductions, 444 occurred in the Global Adhesives operating segment, 88 in the Full-Valu/Specialty operating segment and 24 in Corporate. Offsetting the reduction was 110 newly hired employees, primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan and sales-related positions as part of the upgrading and realignment of the sales force.

Since inception of the plan, the company has recorded total pretax charges of $41.8 million. These charges were offset by $4.0 million of gains on sales of assets impacted by the restructuring plan. Additional sales of assets subject to the plan are expected to yield gains that will bring the total net pretax charges down to approximately $35 million. These assets, currently recorded as assets held for sale, consist of three facilities with a combined net book value of $7.2 million. The charges related to the plan included employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Cash costs of the plan, net of proceeds from sales of assets subject to the plan are expected to be approximately $15-$20 million. As of November 29, 2003 cash costs incurred were $27.2 million offset by $6.9 million of proceeds from sales of assets subject to the plan. The remaining restructuring liability as of November 29, 2003 was $4.6 million. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                             Employee
                                             Severance    Accelerated
(in thousands)                             and Benefits   Depreciation       Other          Total
                                           ---------------------------------------------------------
Balance at December 2, 2001                $        349   $         --   $        176   $        525
2002 charges:
   First quarter                                  4,784          1,637          1,254          7,675
   Second quarter                                 2,831          2,830            961          6,622
   Third quarter                                  1,572          1,501          3,253          6,326
   Fourth quarter                                 5,561          1,282          4,315         11,158
                                           ---------------------------------------------------------
   Total charges                                 14,748          7,250          9,783         31,781
Non-cash                                         (1,638)        (7,250)            --         (8,888)
Currency change effect                               --                          (170)          (170)
Cash payments                                    (7,648)                       (4,986)       (12,634)
                                           ------------                  ---------------------------
Total liabilities at November 30, 2002            5,811                         4,803         10,614
Long-term portion of liabilities                     --                        (2,106)        (2,106)
                                           ------------                  ---------------------------
Current liabilities at November 30, 2002   $      5,811                  $      2,697   $      8,508
                                           ============                  ===========================
Total liabilities at November 30, 2002            5,811                         4,803         10,614
2003 charges:
   First quarter                                  2,388            190          1,884          4,462
   Second quarter                                 1,107            184          1,899          3,190
   Third quarter                                    570              3            456          1,029
   Fourth quarter                                   (17)            (2)          (234)          (253)
                                           ---------------------------------------------------------
   Total charges                                  4,048            375          4,005          8,428
Non-cash                                            (49)          (375)            --           (424)
Currency change effect                               --                           479            479
Cash payments                                    (8,801)                       (5,739)       (14,540)
                                           ------------                  ---------------------------
Total liabilities at November 29, 2003            1,009                         3,548          4,557
Long-term portion of liabilities                     --                        (2,713)        (2,713)
                                           ------------                  ---------------------------
Current liabilities at November 29, 2003   $      1,009                  $        835   $      1,844
                                           ============                  ===========================

The net pretax charges of $6.5 million ($8.4 million offset by gains on sales of assets of $1.9 million) in 2003 were included in the income statement as: $3.6 million in cost of sales, $4.8 million in SG&A expense and gains on sales of assets of $1.9 million. The $3.6 million in cost of sales consisted of $0.5 million of employee severance and benefits, $0.2 million of accelerated depreciation and $2.9 million of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as: equipment tear down and decommissioning expenses, facility maintenance and clean-up costs, equipment and inventory relocation and employee relocation expenditures. The $4.8 million in SG&A expenses consisted of $3.5 million of employee severance and benefits, $0.2 million of accelerated depreciation, $(0.4) million reduction to adverse lease accruals and $1.5 million of other costs directly attributed to the restructuring plan. The $1.9 million gain on sales of assets relates to the sale of an adhesives manufacturing facility that was closed as part of the restructuring initiative. Of the total net pretax charges of $6.5 million incurred in 2003, $5.4 million was attributed to the Global Adhesives operating segment and $1.1 million to the Full-Valu/Specialty operating segment. The gains on sales of assets were attributed to the Global Adhesives operating segment.

Non-cash charges attributed to employee severance and benefits are related to granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to net losses resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $0.5 million in the restructuring liability relates to a prior restructuring plan.

Liquidity and Capital Resources

Cash Flows from Operating Activities: Net cash provided from operating activities was $59.7 million in 2003, $82.3 million in 2002 and $89.7 million in 2001. A significant factor in the decrease of $22.6 million in cash provided from operating activities in 2003 as compared to 2002 was management's decision in the third quarter of 2003 to contribute $20 million to the U.S. pension plan. This funding increased the U.S. pension plan assets to a level that exceeded the plan's accumulated benefit obligation at the annual measurement date of August 31, 2003. Partially offsetting this contribution was the liquidation of an investment held in U.S. Treasury bills of approximately $7 million. It is not expected that the company will make additional contributions to the U.S. pension plan in 2004. Cash required in 2003 related to the company's restructuring initiative was $14.5 million as compared to $12.6 million in 2002. Management incentive compensation payments in 2003, related to the company's financial results of 2002, were $4.2 million more than the 2002 payments related to the financial results of 2001. Operating working capital, defined as current assets less cash minus current liabilities less short-term debt, was $258.1 million at November 29, 2003, as compared to $211.7 million at November 30, 2002 and $219.3 million at December 1, 2001. The increase in operating working capital of $46.4 million in 2003 as compared to 2002 was driven by increases in accounts receivable, decreases in accrued compensation liabilities associated with management incentives and decreases in the restructuring liabilities. The weakened U.S. dollar against major foreign currencies in 2003 resulted in an increase in operating working capital of approximately $13 million. As a percentage of annualized net revenue (fourth quarter net revenue multiplied by 4), operating working capital was 18.6 percent, 16.1 percent and 17.0 percent at the end of fiscal years 2003, 2002 and 2001, respectively. Trade accounts receivable days sales outstanding was 62 days at November 29, 2003 as compared to 58 days at November 30, 2002 and 59 days at December 1, 2001. Inventory days on hand, which is calculated using a rolling five-quarter average of inventory dollars, was 61 days at the end of each of the fiscal years 2003, 2002 and 2001.

Cash flows from Investing Activities: Capital expenditures were $39.3 million in 2003 as compared to $36.3 million in 2002 and $30.7 million in 2001. Nearly 40 percent of the capital expenditures in 2003 were related to information technology projects. Of the remaining 60 percent, the largest percentage was spent on process improvement projects in our manufacturing facilities. Capital expenditures in 2004 are again expected to be in the range of $35-$40 million. Two other items included in the investing activities in 2003 were the purchase of certain assets of an adhesive company in the U.S. for $2.1 million and a $1.0 million investment for a minimal ownership percentage of a technology company.

Cash flows from financing activities: Net cash used in financing activities was $23.4 million in 2003 as compared to $63.9 million in 2002 and $63.5 million in 2001. The $23.4 million in 2003 was used primarily for a net reduction of notes payable of $10.7 million and common stock dividend payments of $12.7 million. The cash used in financing activities was less in 2003 by approximately $40 million as compared to both 2002 and 2001. One reason for this was that cash provided from operating activities was used to reduce long-term debt in 2002 and 2001. In 2003 we did not reduce long-term debt significantly because the remaining outstanding long-term debt has prohibitive prepayment penalties associated with it. This was also a factor in management's decision to contribute $20 million to the U.S. pension plan in 2003. The company's debt to equity ratio, defined as long-term debt divided by long-term debt plus stockholders' equity, was 24.2 percent at November 29, 2003, 26.7 percent at November 30, 2002 and 32.2 percent at December 1, 2001.

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

In December, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process, the company sought and obtained an investment grade rating (triple B) with a stable outlook from Standard & Poor's.

Contractual Obligations
Due dates and amounts of contractual obligations follow.

                                                   Payments Due by Period
                               ---------------------------------------------------------------
                                               1 year        2-3          4-5        After 5
($ in thousands)                  Total       or less       years        years        years
                               ---------------------------------------------------------------
Long-term debt                 $   162,430  $     1,383  $    48,498  $    50,449  $    62,100
Capital lease obligations               14           14           --           --           --
Operating leases                    52,000       14,146       18,724        6,604       12,526
Full recourse guaranteed bank
 loans to certain executives         8,950           --        8,950           --           --
Raw materials contracts             23,671        5,371        9,842        5,342        3,116
                               ---------------------------------------------------------------
Total Contractual Obligations  $   247,065  $    20,914  $    86,014  $    62,395  $    77,742
                               ===============================================================

At November 29, 2003 short-term and long-term lines of credit were $294.1 million of which $7.1 million was used. The unused portion of these lines of credit at November 29, 2003 was $287.1 million. The unused portion of these lines of credit were committed at November 29, 2003.

At November 29, 2003, the company has revolving credit agreements with a group of major banks, which provide committed long-term lines of credit through December of 2005 in an amount of $148 million. At the company's option, interest is payable at the London Interbank Offered Rate plus 0.850% - 1.250%, adjusted quarterly based on the company's capitalization ratio, or a bid rate. A facility fee of 0.075% - 0.150% is payable quarterly. No amounts were outstanding at November 29, 2003 and November 30, 2002.

At November 29, 2003, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2004.

Off Balance Sheet Arrangements
There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The company does not have any significant guarantees as of November 29, 2003, other than those found in Note 12 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. On October 9, 2003, the FASB extended the effective date for FIN 46 until the first interim or annual period ending after December 15, 2003. The company is continuing to evaluate the effect of this Interpretation on the Consolidated Financial Statements. The effect, if any, is not expected to be material.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The company does not have any financial instruments subject to SFAS No. 150 as of November 29, 2003.

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of Statement 132 remain in effect until the provisions of this Statement are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003.

2004 Outlook
With nearly $700 million of annual raw material and container purchases, many of which are petroleum-based derivatives, movements in the price of crude oil and natural gas have a significant impact on the company's financial results. The current events in Iraq and other political instabilities make it difficult to forecast the price of these commodities, which in turn makes it difficult to predict the company's 2004 financial performance. With excess capacity in the adhesives industry, raising prices to our customers is met with a high level of resistance and can lead to a loss of sales volume. Although the company has several initiatives in place to reduce the overall cost of raw materials, rising commodity prices can lead to higher raw material prices and reduced gross profit margins.

During the fourth quarter of 2003 there were indications of a strengthening economy - especially in the U.S. If this strength continues into 2004, the company may be able to reverse the trend of negative sales volume variances experienced over the last several years. Cost structures have been streamlined over the past two years through the restructuring initiative in an effort to position the company to leverage any revenue growth into earnings growth. The past two years included significant cost increases related to pension and other postretirement benefit plans. In 2004, this trend is expected to reverse as the expenses associated with these plans are projected to decrease approximately $2.5 million as compared to 2003.

In an effort to further improve processes, generate revenue growth and reduce operating costs, management has decided to deploy Lean Six Sigma/SM/ in 2004. This initiative will result in additional costs early in the year for training and other deployment tasks, however for the full-year the benefits realized are projected to offset all costs incurred.

The company's balance sheet in terms of debt to equity ratios positions the company with borrowing capacity to support our merger and acquisition activity. Management continuously evaluates potential acquisition candidates.

Forward-Looking Statements and Risk Factors
-------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the "2004 Outlook" section, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the company's actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company hereby identifies important factors which could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language which may be made elsewhere in this Annual Report on Form 10-K.

.. Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company's competitive position in the markets in which it participates is, in part, subject to external factors.
   For example, supply and demand for certain of the company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company's products. Many of the company's direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company's financial condition and results of operations until such business is replaced and no assurances can be made that we would be able to regain or replace any lost customers.

.. Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company's ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

.. International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company's assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

.. Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

.. Litigation: The company's operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the company. Please refer to Item 3. Legal Proceedings for a discussion of current litigation.

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

The company may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk: The company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations.

Management believes that probable near-term changes in interest rates would not materially affect consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of November 29, 2003 would be approximately $0.1 million.

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

Management's objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the local currency. This also applies to services provided and other cross border agreements among subsidiaries.

Management takes steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. During 2003, additional processes were implemented in an effort to further minimize foreign exchange exposure. Management does not enter into any speculative positions with regard to derivative instruments. Note 1 and Note 11 to the Consolidated Financial Statements provide additional details regarding the management of foreign exchange risk.

From a sensitivity analysis viewpoint, based on 2003 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $0.08 per diluted share.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate sources for most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, or if unusual demand causes products to be subject to allocation, shortages could occur.

In 2003, the single largest expenditure was the purchase of raw materials. Management acknowledges that in the long-term, prices of most raw materials will probably increase. Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of H.B. Fuller Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of H.B. Fuller Company and its subsidiaries at November 29, 2003 and November 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, H.B. Fuller Company and its subsidiaries changed the manner in which they account for "Goodwill and Other Intangibles" as of December 2, 2001.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 20, 2004

STATEMENT OF CONSOLIDATED INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

                                                     Fiscal Years
                                      -----------------------------------------
                                      November 29,   November 30,   December 1,
                                          2003           2002          2001
                                      -----------------------------------------
Net revenue                           $  1,287,331   $  1,256,210   $ 1,274,059
Cost of sales                             (935,135)      (918,228)     (928,506)
                                      -----------------------------------------
Gross profit                               352,196        337,982       345,553
Selling, general and
 administrative expenses                  (284,242)      (281,560)     (257,446)
Interest expense                           (14,467)       (17,266)      (21,247)
Gains from sales of assets                   2,767          4,165           752
Other expense, net                          (5,446)        (3,009)       (6,310)
                                      -----------------------------------------
Income before income taxes,
 minority interests, income from
 equity investments and accounting
 change                                     50,808         40,312        61,302
Income taxes                               (14,307)       (12,973)      (17,665)
Minority interests (expense)/
 income                                         13           (989)         (873)
Income from equity investments               2,105          1,826         2,176
                                      -----------------------------------------
Income before cumulative effect of
 accounting change                          38,619         28,176        44,940
Cumulative effect of accounting
 change                                         --             --          (501)
                                      -----------------------------------------
Net income                            $     38,619   $     28,176   $    44,439
                                      =========================================
Basic income (loss) per common
 share:
Income before accounting change       $       1.37   $       1.00   $      1.61
Accounting change                               --             --         (0.02)
                                      -----------------------------------------
Net income                            $       1.37   $       1.00   $      1.59
                                      =========================================
Diluted income (loss) per common
 share:
Income before accounting change       $       1.35   $       0.98   $      1.59
Accounting change                               --             --         (0.02)
                                      -----------------------------------------
Net income                            $       1.35   $       0.98   $      1.57
                                      =========================================

Weighted-average common shares
 outstanding:
Basic                                       28,245         28,095        27,962
Diluted                                     28,695         28,601        28,330

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

                                                    November 29,   November 30,
                                                        2003           2002
                                                    ---------------------------
Assets
Current Assets:
   Cash and cash equivalents                        $      3,260   $      3,666
   Trade receivables, net                                239,593        212,342
   Inventories                                           146,571        143,012
   Other current assets                                   59,068         49,854
                                                    ---------------------------
Total current assets                                     448,492        408,874
                                                    ---------------------------
Property, plant and equipment, net                       348,653        354,964
Other assets                                             114,117        106,456
Goodwill                                                  79,414         71,020
Other intangibles, net                                    16,912         20,125
                                                    ---------------------------
Total assets                                        $  1,007,588   $    961,439
                                                    ===========================
Liabilities and Stockholders' Equity
Current Liabilities:
   Notes payable                                    $     11,493   $     20,020
   Current installments of long-term debt                  1,383          1,362
   Trade payables                                        117,001        113,297
   Accrued payroll / employee benefits                    25,042         37,109
   Other accrued expenses                                 29,196         25,070
   Restructuring liabilities                               1,844          8,508
   Income taxes payable                                   14,067          9,480
                                                    ---------------------------
Total current liabilities                                200,026        214,846
                                                    ---------------------------
Long-term debt, excluding current
 installments                                            161,047        161,763
Accrued pensions                                          88,586         87,393
Other liabilities                                         34,239         34,532
Minority interests in consolidated
 subsidiaries                                             14,352         14,575
                                                    ---------------------------
Total liabilities                                        498,250        513,109
                                                    ---------------------------
Commitments and contingencies
Stockholders' Equity:
   Common stock, par value $1.00 per share                28,435         28,362
      Shares outstanding - 2003 and
       2002 were 28,435,000 and 28,362,316
   Additional paid-in capital                             41,324         39,665
   Retained earnings                                     437,575        411,818
   Accumulated other comprehensive
    income (loss)                                          3,044        (29,679)
   Unearned compensation - restricted stock               (1,040)        (1,836)
                                                    ---------------------------
Total stockholders' equity                               509,338        448,330
                                                    ---------------------------
Total liabilities and stockholders'equity           $  1,007,588   $    961,439
                                                    ===========================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands)
                                                    Fiscal Years
                                     -----------------------------------------
                                     November 29,   November 30,   December 1,
                                        2003            2002          2001
                                     -----------------------------------------
Preferred Stock
   Beginning balance                 $         --   $        306   $       306
   Retirement of preferred stock               --           (306)           --
                                     -----------------------------------------
   Ending balance                    $         --   $         --   $       306
                                     -----------------------------------------
Common Stock
   Beginning balance                 $     28,362   $     28,281   $    14,116
   Stock split                                 --             --        14,142
   Retirement of common stock                 (13)           (42)          (10)
   Stock compensation plans, net               86            123            33
                                     -----------------------------------------
   Ending balance                    $     28,435   $     28,362   $    28,281
                                     -----------------------------------------
Additional Paid-in Capital
   Beginning balance                 $     39,665   $     37,830   $    36,707
   Retirement of common stock                (284)        (1,182)         (371)
   Stock compensation plans, net            1,943          3,017         1,494
                                     -----------------------------------------
   Ending balance                    $     41,324   $     39,665   $    37,830
                                     -----------------------------------------
Retained Earnings
   Beginning balance                 $    411,818   $    396,048   $   377,846
   Net income                              38,619         28,176        44,439
   Stock split                                 --             --       (14,142)
   Dividends                              (12,862)       (12,406)      (12,095)
                                     -----------------------------------------
   Ending balance                    $    437,575   $    411,818   $   396,048
                                     -----------------------------------------
Accumulated Other Comprehensive
Income (Loss)
   Beginning balance                 $    (29,679)  $    (25,150)  $   (20,088)
   Foreign currency translation
    adjustment                             28,270         10,411          (402)
   Minimum pension liability
    adjustment, net of tax                  4,453        (14,940)       (4,660)
                                     -----------------------------------------
   Ending balance                    $      3,044   $    (29,679)  $   (25,150)
                                     -----------------------------------------
Unearned Compensation - Restricted
Stock
   Beginning balance                 $     (1,836)  $     (3,289)  $    (4,177)
   Restricted stock grants                    (34)          (358)         (556)
   Amortization / other changes in
    unearned compensation                     830          1,811         1,444
                                     -----------------------------------------
   Ending balance                    $     (1,040)  $     (1,836)  $    (3,289)
                                     -----------------------------------------
Total Stockholders' Equity           $    509,338   $    448,330   $   434,026
                                     =========================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)
                                                    Fiscal Years
                                     -----------------------------------------
                                     November 29,   November 30,   December 1,
                                         2003           2002          2001
                                     -----------------------------------------
Cash flows from operating
activities:
   Net income                        $     38,619   $     28,176   $    44,439
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                         51,697         54,783        47,200
      Amortization                          2,439          2,761         7,201
      Deferred income taxes                    42           (217)          332
      Gains from sales of assets           (2,767)        (4,165)         (752)
   Change in assets and
    liabilities:
      Accounts receivables, net           (12,229)         2,381         8,189
      Inventories                           3,986          1,669        11,992
      Other current assets                  4,727         (6,870)        3,495
      Other assets                          5,563          2,595        (3,599)
      Trade payables                       (1,830)        (3,504)      (11,356)
      Accrued payroll / employee
       benefits and other accrued
       expenses                           (15,143)         7,138        (3,528)
      Restructuring liabilities            (6,862)         9,762          (705)
      Income taxes payable                  3,016            537         5,731
      Accrued / prepaid pensions          (20,129)        (6,091)      (11,951)
      Other liabilities                     6,575         (5,139)       (6,313)
   Other                                    1,973         (1,492)         (707)
                                     -----------------------------------------
         Net cash provided by
          operating activities             59,677         82,324        89,668
                                     -----------------------------------------
Cash flows from investing
activities:
   Purchased property, plant and
    equipment                             (39,263)       (36,278)      (30,725)
   Purchased investments                   (3,106)            --        (3,517)
   Proceeds from sale of property,
    plant and equipment                     5,710         10,094         7,309
   Proceeds from sale of
    investments                                --             --         1,567
                                     -----------------------------------------
         Net cash used in
          investing activities            (36,659)       (26,184)      (25,366)
                                     -----------------------------------------
Cash flows from financing
activities:
   Proceeds from long-term debt            62,018         21,685         4,602
   Repayment of long-term debt            (63,056)       (63,105)      (43,618)
   Net proceeds (payments) from/on
    notes payable                         (10,702)       (10,259)      (12,143)
   Dividends paid                         (12,662)       (12,406)      (12,095)
   Other, primarily proceeds from
    stock option exercises                  1,014            227          (258)
                                     -----------------------------------------
         Net cash used in
          financing activities            (23,388)       (63,858)      (63,512)
                                     -----------------------------------------
         Net change in cash and
          cash equivalents                   (370)        (7,718)          790
Effect of exchange rate changes               (36)           (70)          175
Cash and cash equivalents at
 beginning of year                          3,666         11,454        10,489
                                     -----------------------------------------
         Cash and cash equivalents
          at end of year             $      3,260   $      3,666   $    11,454
                                     =========================================
Supplemental disclosure of cash
flow information:
   Noncash financing activities
      Dividends paid with company
       stock                         $        200   $         --   $        --
   Cash paid for interest            $     17,751   $     18,965   $    22,008
   Cash paid for income taxes        $     11,791   $     11,906   $     8,420

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

1/ Nature of Business and Summary of Significant Accounting Policies

Nature of Business: H.B. Fuller Company is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 33 countries.

The largest business segment is industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear. Adhesives represent nearly 69 percent of global net revenue and are manufactured and marketed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

Specialty chemical products are also produced and supplied for a variety of applications such as ceramic tile application, HVAC insulation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty hot melt products for packaging applications, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 31 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

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

The fiscal year ends on the Saturday closest to November 30. All fiscal years presented represent 52-week years. Certain prior years' amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

Use of Estimates: Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: For shipments made to customers, title generally passes to the customer when all requirements of the sales arrangement have been completed, which is generally at the time of delivery. Revenue from product sales is recorded when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable. Shipping terms include both FOB shipping point and FOB destination, with the majority being FOB destination. Stated terms in sale agreements also include payment terms and freight terms. Net revenues include shipping revenues as appropriate.

Provisions for sales returns are recorded when known and estimated using historical experience. Customer incentive programs (primarily rebates) generally relate to volume purchase incentives. Rebates recorded in the income statement were $15,561, $11,041 and $8,396 in 2003, 2002 and 2001, respectively. All amounts presented are recorded as a reduction of net revenue.

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

Selling, General and Administrative (SG&A) Expenses: SG&A expenses includes sales and marketing, research and development, technical and customer service, finance, legal, human resources, general management and similar expenses.

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

Inventories: Inventories in the United States, representing approximately 34 percent of consolidated inventories, are recorded at cost (not in excess of market value) as determined primarily by the last-in, first-out method (LIFO). Inventories of non-U.S. operations are valued at the lower of cost (mainly average cost) or market value.

Investments: United States Treasury securities with a value of $23,639 were held on November 29, 2003. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of "Other expense, net".

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

Capitalized Interest Costs: Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $215, $293 and $431 in 2003, 2002 and 2001, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Prior to December 2, 2001, goodwill was amortized on a straight-line basis, ranging from 15 to 25 years. On December 2, 2001 the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note 5 to the Consolidated Financial Statements). This standard requires that goodwill is no longer amortized on a recurring basis. Instead, goodwill is subject to annual impairment testing. SFAS No. 142 requires that the company calculate, on an annual basis, the fair value of the reporting units that contain goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The standard also required that, upon adoption, the company make an initial impairment calculation. Both the initial calculation as of December 2, 2001 and the subsequent annual calculations of 2002 and 2003 confirmed that the fair value of the reporting units exceeded the respective carrying values. The company performs its annual impairment assessments generally at the end of the third quarter.

Intangible Assets: Intangible assets include patents and other intangible assets acquired from an independent party and are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

Foreign Currency Translation: Assets and liabilities denominated in foreign currencies are translated using the spot rate on the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. The currency translation adjustment from functional currency to U.S. dollars is recorded as a component of accumulated other comprehensive income
(loss) in stockholders' equity. The translation adjustment of subsidiaries not using the local currency as the functional currency is included as a component of net income.

Postemployment Benefits: Postemployment benefits are provided to inactive and former employees, employees' beneficiaries and covered dependents after employment, but prior to retirement. The cost of providing these benefits is accrued during the years the employee renders the necessary service.

Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies. The liabilities for environmental costs at November 29, 2003 and November 30, 2002 were $1,882 and $619, respectively.

Accounting for Stock-Based Compensation: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure (An amendment of FASB Statement No. 123). The company intends to continue its current accounting practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," however, there are additional disclosure requirements.

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                            2003          2002          2001
                                         --------------------------------------
Net income, as reported                  $   38,619    $   28,176    $   44,439
Add back: Stock-based employee
compensation expense recorded                   717         1,582         1,305
                                         --------------------------------------
Net income excluding stock-based
compensation                                 39,336        29,758        45,744
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects           (2,637)       (3,278)       (2,776)
                                         --------------------------------------
Pro forma net income                     $   36,699    $   26,480    $   42,968
                                         ======================================
Basic income per share:
   As reported                           $     1.37    $     1.00    $     1.59
   Pro forma                             $     1.30    $     0.94    $     1.54
Diluted income per share:
   As reported                           $     1.35    $     0.98    $     1.57
   Pro forma                             $     1.28    $     0.93    $     1.52

Compensation expense for pro forma purposes is reflected over the vesting period. Note 9 to the Consolidated Financial Statements contains the significant assumptions used in determining the underlying fair value of options.

Financial Instruments and Derivatives: Management's objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized in the income statement during the periods the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

Purchase of Company Common Stock: Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital to the extent recorded on the original issuance of the stock. The company repurchased 12,980, 41,649 and 10,289 shares of common stock in 2003, 2002 and 2001, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding.

Recently Issued Accounting Pronouncements: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies (for guarantees issued after December 31, 2002) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The company does not have any significant guarantees as of November 29, 2003, other than those found in Note 12 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. On October 9, 2003, the FASB extended the effective date for FIN 46 until the first interim or annual period ending after December 15, 2003. The company is continuing to evaluate the effect of this Interpretation on the Consolidated Financial Statements. The effect, if any, is not expected to be material.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The company does not have any financial instruments subject to SFAS No. 150 as of November 29, 2003.

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of Statement 132 remain in effect until the provisions of this Statement are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003.

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

A reconciliation of the net income and share components for the basic and diluted income per share calculations follows:

                                              2003         2002         2001
                                          -------------------------------------
Net income                                $    38,619  $    28,176  $    44,439
Dividends on preferred shares                      --           (7)         (15)
                                          -------------------------------------
Income attributable to common shares      $    38,619  $    28,169  $    44,424
                                          =====================================
Weighted-average common shares -  basic    28,245,197   28,094,811   27,961,611
Equivalent shares from stock-based
 compensation plans                           449,775      506,491      368,636
                                          -------------------------------------
Weighted-average common and common
 equivalent shares - diluted               28,694,972   28,601,302   28,330,247
                                          =====================================

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of 32,100, 2,605 and 44,512 shares for 2003, 2002 and 2001, respectively, as the results would have been anti-dilutive.

3/ Restructuring and Other Related Costs

During 2003, net pretax charges of $6,473 ($4,861 after tax and minority interests) were recorded in connection with the restructuring plan announced on January 15, 2002. The plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result approximately 20 percent of the company's 2001 global manufacturing capacity was eliminated. Twelve manufacturing facilities were closed in the Global Adhesives operating segment - eight in North America, three in Latin America and one in Europe. In the Full-Valu/Specialty operating segment, two manufacturing facilities were closed - one in the United States and one in Latin America and one production line was shut down in another facility in the United States. In connection with the restructuring plan, the company also upgraded and realigned its Global Adhesives operating segment sales force. The plan resulted in the elimination of 556 positions. Of the total reductions, 444 occurred in the Global Adhesives operating segment, 88 in the Full-Valu/Specialty operating segment and 24 in Corporate. Offsetting the reduction was 110 newly hired employees, primarily in manufacturing facilities that assumed additional volume previously produced by facilities that were closed as part of the restructuring plan and sales-related positions as part of the upgrading and realignment of the sales force.

Since inception of the plan, the company has recorded total pretax charges of $41,773, inclusive of the $1,564 of accelerated depreciation charges recorded in the fourth quarter of 2001. These charges were offset by $3,999 of gains on sales of assets impacted by the restructuring plan. The charges related to the plan included employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. As of November 29, 2003 cash costs incurred were $27,174 offset by $6,936 of proceeds from sales of assets subject to the plan. As of November 29, 2003, three facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $7,208. The remaining restructuring liability as of November 29, 2003 was $4,557. The following table summarizes the restructuring charges and the related restructuring liabilities:

                                             Employee
                                             Severance    Accelerated
(in thousands)                             and Benefits   Depreciation       Other          Total
                                           ---------------------------------------------------------
Balance at December 2, 2001                $        349   $         --   $        176   $        525
2002 charges:
   First quarter                                  4,784          1,637          1,254          7,675
   Second quarter                                 2,831          2,830            961          6,622
   Third quarter                                  1,572          1,501          3,253          6,326
   Fourth quarter                                 5,561          1,282          4,315         11,158
                                           ---------------------------------------------------------
   Total charges                                 14,748          7,250          9,783         31,781
Non-cash                                         (1,638)        (7,250)            --         (8,888)
Currency change effect                               --                          (170)          (170)
Cash payments                                    (7,648)                       (4,986)       (12,634)
                                           ------------                  ---------------------------
Total liabilities at November 30, 2002            5,811                         4,803         10,614
Long-term portion of liabilities                     --                        (2,106)        (2,106)
                                           ------------                  ---------------------------
Current liabilities at November 30, 2002          5,811                         2,697          8,508
                                           ============                  ===========================
Total liabilities at November 30, 2002            5,811                         4,803         10,614
2003 charges:
   First quarter                                  2,388            190          1,884          4,462
   Second quarter                                 1,107            184          1,899          3,190
   Third quarter                                    570              3            456          1,029
   Fourth quarter                                   (17)            (2)          (234)          (253)
                                           ---------------------------------------------------------
   Total charges                                  4,048            375          4,005          8,428
Non-cash                                            (49)          (375)            --           (424)
Currency change effect                               --                           479            479
Cash payments                                    (8,801)                       (5,739)       (14,540)
                                           ------------                  ---------------------------
Total liabilities at November 29, 2003            1,009                         3,548          4,557
Long-term portion of liabilities                     --                        (2,713)        (2,713)
                                           ------------                  ---------------------------
Current liabilities at November 29, 2003   $      1,009                  $        835   $      1,844
                                           ============                  ===========================

The net pretax charges of $6,473 ($8,428 offset by gains on sales of assets of $1,955) in 2003 were included in the income statement as: $3,625 in cost of sales, $4,803 in SG&A expense and gains on sales of assets of $1,955. The $3,625 in cost of sales consisted of $565 of employee severance and benefits,

$173 of accelerated depreciation, $(45) reduction of adverse lease termination costs and $2,932 of other costs directly attributed to the restructuring plan. The other costs are primarily period costs associated with the closure of manufacturing facilities such as: equipment tear down and decommissioning expenses, facility maintenance and clean-up costs, equipment and inventory relocation and employee relocation expenditures. The $4,803 in SG&A expenses consisted of $3,483 of employee severance and benefits, $202 of accelerated depreciation, $(430) reduction to adverse lease accruals and $1,548 of other costs directly attributed to the restructuring plan. The $1,955 gain on sales of assets relates to the sale of an adhesives manufacturing facility that was closed as part of the restructuring initiative. Of the total net pretax charges of $6,473 incurred in 2003, $5,312 was attributed to the Global Adhesives operating segment, $1,135 to the Full-Valu/Specialty operating segment and corporate office cost centers recorded $26. The gains on sales of assets were attributed to the Global Adhesives operating segment.

Non-cash charges attributed to employee severance and benefits are related to granting of accelerated vesting on restricted stock held by certain employees subject to the restructuring and to net losses resulting from curtailment and other special termination benefits associated with the U.S pension and other postretirement benefit plans. The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year.

The beginning balance of $525 in the restructuring liability relates to a prior restructuring plan.

4/ Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2003, 2002 and 2001 follows.

Other expense, net                               2003        2002        2001
-------------------------------------------   ---------------------------------
   Foreign currency transaction losses, net   $  (3,467)  $  (1,023)  $  (1,041)
   Gains on trading securities                      114         158         700
   Amortization of goodwill                          --          --      (4,054)
   Amortization of low income housing            (2,082)     (2,418)     (2,168)
   Interest income                                  726         653         987
   Other, net                                      (737)       (379)       (734)
                                              ---------------------------------
      Total other expense, net                $  (5,446)  $  (3,009)  $  (6,310)
                                              =================================
      Research and development expenses
       (included in selling, general and
       administrative expenses)               $  17,947   $  17,910   $  19,038
                                              =================================

The company recorded gains from sales of assets of $2,767 in 2003 as compared to $4,165 in 2002 and $752 in 2001. The 2003 and 2002 results included gains of $1,955 and $2,044, respectively, from sales of assets that were included in the restructuring initiative. Of the remaining 2003 gains of $812, the most significant was from the sale of a corporate facility in the United States that resulted in a gain of $739. The most significant transactions in 2002 and 2001 were the sale of an office building in Latin America that resulted in a gain of $1,406 and the sale of a cost-basis equity investment in a Japanese company, which resulted in a gain of $1,556 offset by losses from disposals or sales of other non-productive assets.

Balance Sheet Information

Additional details of balance sheet amounts as of November 29, 2003 and November 30, 2002 follows.

Inventories:                                           2003            2002
------------                                       ----------------------------
   Raw materials                                   $     58,743    $     57,041
   Finished goods                                        97,943          96,192
   LIFO reserve                                         (10,115)        (10,221)
                                                   ----------------------------
      Total inventories                            $    146,571    $    143,012
                                                   ============================
Other current assets:
---------------------
   Employee and other receivables                  $     11,379    $     10,166
   Prepaid income taxes                                   8,211           4,358
   Current deferred income tax asset                     14,327          16,742
   Prepaid expenses                                      15,743          18,588
   Assets held for sale                                   9,408              --
                                                   ----------------------------
      Total other current assets                   $     59,068    $     49,854
                                                   ============================
Property, plant and equipment:
------------------------------
   Land                                            $     45,729    $     43,925
   Buildings and improvements                           214,737         216,101
   Machinery and equipment                              542,250         501,077
   Construction in progress                              25,700          15,894
                                                   ----------------------------
   Total, at cost                                       828,416         776,997
   Accumulated depreciation                            (479,763)       (422,033)
                                                   ----------------------------
      Net property, plant and equipment            $    348,653    $    354,964
                                                   ============================
Other assets:
-------------
   Investment in trading securities                $     23,639    $     23,657
   Investment in & advances to
    unconsolidated subsidiaries                          31,373          31,699
   Long-term deferred tax asset                           9,122          13,660
   Prepaid postretirement benefits                       20,215          22,757
   Prepaid pension costs                                 21,680           1,225
   Other long-term assets                                 8,088          13,458
                                                   ----------------------------
      Total other assets                           $    114,117    $    106,456
                                                   ============================
Other accrued expenses:
-----------------------
   Taxes other than income taxes                   $      5,795    $     11,362
   Interest                                               5,817           1,640
   Product liability                                      5,488           4,122
   Accrued expenses                                      12,096           7,946
                                                   ----------------------------
      Total other accrued liabilities              $     29,196    $     25,070
                                                   ============================
Other liabilities:
------------------
   Long-term deferred tax liability                $     17,148    $     20,807
   Long-term deferred compensation                        9,093           8,176
   Other long-term liabilities                            7,998           5,549
                                                   ----------------------------
      Total other liabilities                      $     34,239    $     34,532
                                                   ============================

Additional details on the allowance for doubtful accounts for 2003, 2002 and 2001 follows.

                                              2003         2002         2001
                                           ------------------------------------
Balance at beginning of year               $    8,088   $    8,121   $    6,913
   Charged to expenses                          2,385        2,660        2,377
   Write-offs                                  (2,450)      (2,576)      (1,050)
   Effect of exchange rates                       347         (117)        (119)
                                           ------------------------------------
Balance at end of year                     $    8,370   $    8,088   $    8,121
                                           ====================================

Statement of Stockholders' Equity Information

A summary of activity for each component of other comprehensive income for 2003, 2002, and 2001 follows.

Total Comprehensive Income                    2003         2002         2001
----------------------------------         ------------------------------------
Net income                                 $   38,619   $   28,176   $   44,439
Other comprehensive income (loss):
   Foreign currency translation
    adjustment                                 28,270       10,411         (402)
   Minimum pension liability
    adjustment, net of tax                      4,453      (14,940)      (4,660)
                                           ------------------------------------
Total                                      $   71,342   $   23,647   $   39,377
                                           ====================================

Components of accumulated other comprehensive income for 2003, 2002 and 2001 follows.

Accumulated Other Comprehensive Income        2003         2002         2001
----------------------------------------   ------------------------------------
Foreign currency translation adjustment    $   19,391   $   (8,879)  $  (19,290)
Minimum pension liability adjustment net
 of taxes of $8,578, $11,584 and $3,188
 in 2003, 2002 and 2001, respectively         (16,347)     (20,800)      (5,860)
                                           ------------------------------------
Total accumulated other comprehensive
 income                                    $    3,044   $  (29,679)  $  (25,150)
                                           ====================================

5/ Goodwill and Other Intangible Assets

Effective December 2, 2001, the company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The most significant changes resulting from the issuance of SFAS No. 142 are: 1) the cessation of amortization for goodwill and indefinite-lived intangible assets; 2) annual (at least) impairment assessments of the carrying values of goodwill and indefinite-lived intangible assets; and 3) the amortization period of intangible assets with finite lives will no longer be limited to 40 years.

The company completed its annual impairment test of all goodwill and concluded there was no impairment. As a result of the early adoption of SFAS No. 142, beginning December 2, 2001 the company no longer amortizes goodwill. The impact of SFAS No. 142 on previously reported results follows:

                                                                         2001
                                                                      ---------
Net income:
   As reported                                                        $  44,439
   Effect of goodwill amortization (net of tax)                           3,857
                                                                      ---------
   As adjusted                                                        $  48,296
                                                                      =========
Basic income per common share:
   As reported                                                        $    1.59
   Effect of goodwill amortization (net of tax)                            0.14
                                                                      ---------
   Pro forma income per share                                         $    1.73
                                                                      =========
Diluted income per common share:
   As reported                                                        $    1.57
   Effect of goodwill amortization (net of tax)                            0.13
                                                                      ---------
   Pro forma income per share                                         $    1.70
                                                                      =========

The operating segment goodwill balances as of November 29, 2003, and November 30, 2002, follows. Changes in the goodwill balances relate solely to changes in foreign currency exchange rates.

                                                            2003        2002
                                                          ---------------------
Global Adhesives                                          $  69,236   $  61,556
Full-Valu/Specialty                                          10,178       9,464
                                                          ---------------------
   Total                                                  $  79,414   $  71,020
                                                          =====================

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets follows:

                                               Purchased
                                              Technology     All
Amortizable Intangible Assets                  & Patents    Other       Total
-------------------------------------------   ---------------------------------
As of November 29, 2003:
   Original cost                              $   24,560   $  2,354   $  26,914
   Accumulated amortization                      (11,588)      (765)    (12,353)
                                              ---------------------------------
   Net identifiable intangibles               $   12,972   $  1,589   $  14,561
                                              =================================
   Weighted average useful lives (in years)           12         11          12
                                              =================================

As of November 30, 2002:
   Original cost                              $   27,890   $  1,605   $  29,495
   Accumulated amortization                      (12,778)      (985)    (13,763)
                                              ---------------------------------
   Net identifiable intangibles               $   15,112   $    620   $  15,732
                                              =================================
   Weighted average useful lives (in years)           12         17          13
                                              =================================

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year           2004      2005      2006      2007      2008    Thereafter
------------        ------------------------------------------------------------
Amortization
 Expense            $  2,246  $  2,222  $  2,216  $  2,200  $  2,158  $    3,519

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 29, 2003 and November 30, 2002 totaling $2,351 and $4,393, respectively, relate to the minimum pension liability intangible asset shown in the tables in Note 10 to the Consolidated Financial Statements.

6/ Notes Payable and Long-Term Debt

Notes payable were primarily short-term lines of credit with banks totaling $11,493 at November 29, 2003. The amount of unused available borrowings under these lines at November 29, 2003 was $138,283. The weighted-average interest rates on short-term borrowings were 6.5%, 9.8% and 6.6% in 2003, 2002 and 2001, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity.

                                Weighted-
                                 Average
Long-term Debt, Including       Interest    Maturity
Capital Lease Obligations         Rate        Date         2003         2002
-----------------------------   ---------   ---------   -----------------------
U.S. dollar obligations:
   Senior notes                      7.03%  2005-2010   $  159,000   $  159,000
   Various other obligations         7.36%  2004-2006        2,194        2,707
Foreign currency obligations:
   Japanese yen                       4.2%       2009        1,222        1,294
Capital lease obligations                        2004           14          124
                                                        -----------------------
Total long-term debt                                       162,430      163,125
   Less: current installments                               (1,383)      (1,362)
                                                        -----------------------
Total                                                   $  161,047   $  161,763
                                                        =======================

At November 29, 2003 short-term and long-term lines of credit were $294,146 of which $7,063 was used. The unused portion of these lines of credit at November 29, 2003 was $287,083. The unused portion of these lines of credit were committed at November 29, 2003.

At November 29, 2003, revolving credit agreements with a group of major banks provide committed long-term lines of credit through December of 2005 in an amount of $148,000. At the company's option, interest is payable at the London Interbank Offered Rate plus 0.850% - 1.250%, adjusted quarterly based on the company's capitalization ratio, or a bid rate. A facility fee of 0.075% - 0.150% is payable quarterly. No amounts were outstanding at November 29, 2003 and November 30, 2002.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any "consolidated group" for income tax purposes other than with its subsidiaries. At November 29, 2003 all financial covenants exceeded the minimum requirements of these debt agreements.

Maturities of long-term debt including capital leases, for the next five fiscal years follows.

Fiscal Year           2004      2005      2006      2007      2008   Thereafter
--------------      -----------------------------------------------------------
Long-term debt
 obligations        $ 1,383  $ 23,034  $ 25,464  $ 25,225   $ 25,224   $ 62,100

The estimated fair value of long-term debt was $170,633 and $172,432 for November 29, 2003 and November 30, 2002, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated aggregate fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Shelf Registration: On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000.

7/ Income Taxes

Income Before Income Taxes, Minority
Interests, Equity Investments and
Cumulative Effect of Accounting Change           2003        2002       2001
--------------------------------------        ---------------------------------
United States                                 $  25,489   $  30,263   $  41,735
Outside U.S.                                     25,319      10,049      19,567
                                              ---------------------------------
Total                                         $  50,808   $  40,312   $  61,302
                                              =================================
Components of the Provision for Income
Taxes (excluding the cumulative effect
of an accounting change)
--------------------------------------
Current:
   U.S. federal                               $   1,898   $   4,595   $   5,753
   State                                          1,292       1,467       1,835
   Outside U.S.                                  11,075       7,128       9,745
                                              ---------------------------------
                                                 14,265      13,190      17,333
                                              ---------------------------------
Deferred:
   U.S. federal                                    (755)     (2,387)      3,963
   State                                             17         (15)        (23)
   Outside U.S.                                     780       2,185      (3,608)
                                              ---------------------------------
                                                     42        (217)        332
                                              ---------------------------------
Total                                         $  14,307   $  12,973   $  17,665
                                              =================================
Reconciliation of Effective Income Tax Rate
-------------------------------------------
Statutory U.S. federal income tax rate             35.0%       35.0%       35.0%
State income taxes, net of federal benefit          1.7         2.3         1.9
U.S. federal income taxes on dividends
 received from non-U.S. subsidiaries,
 before foreign tax credits                         1.5         1.9         1.4
Foreign tax credits                                (3.0)       (6.4)       (6.5)
Non-U.S. taxes                                      3.1        14.4         1.4
Interest income not taxable in the U.S.            (3.0)       (3.6)       (1.0)
Other tax credits                                  (5.6)       (7.5)       (4.8)
Other                                              (1.5)       (3.9)        1.4
                                              ---------------------------------
Total                                              28.2%       32.2%       28.8%
                                              =================================

The effective tax rate in 2003, 2002 and 2001 was impacted by costs related to the restructuring plan. In 2003, 2002, and 2001, some of these restructuring charges did not provide a tax benefit in certain foreign countries resulting in an increase in the effective tax rate associated with non-U.S. taxes. In 2002, the restructuring charges had a positive impact on the combined U.S. and non-U.S. effective tax rate because the majority of the charges were recorded in countries in which the charges were tax deductible. The effective tax rate in 2003 was also impacted by a one-time tax benefit of $1,494 related to the liquidation of an inactive European legal entity. In 2001, the effective tax rate also included a one-time tax benefit of $2,629 related to changes in the company's business structure in Europe.

Deferred Income Tax Balances at Each Year-end Related to     2003        2002
--------------------------------------------------------  ---------------------
Depreciation                                              $ (34,171)  $ (37,699)
Asset valuation allowances                                    2,127       2,236
Accrued expenses currently not deductible:
   Employee benefit costs                                    14,502      22,826
   Product and other claims                                   2,935       2,733
Tax loss carryforwards                                       20,989      15,756
Other                                                         9,388       9,825
                                                          ---------------------
                                                             15,770      15,677
Valuation allowance                                         (11,433)     (7,912)
                                                          ---------------------
Net deferred tax assets                                   $   4,337   $   7,765
                                                          =====================

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to minimum pension liability adjustments.

Net Deferred Taxes as Presented
on the Consolidated Balance Sheet                           2003         2002
-------------------------------------                     ---------------------
Deferred tax assets:
   Current                                                $  14,327   $  16,742
   Non-current                                                9,122      13,660
Deferred tax liabilities:
   Current                                                   (1,964)     (1,830)
   Non-current                                              (17,148)    (20,807)
                                                          ---------------------
Net deferred tax assets                                   $   4,337   $   7,765
                                                          =====================

Valuation allowances relate to foreign tax credit carry overs, tax loss carryforwards and other net deductible temporary differences in non-U.S. operations and U.S. state tax credit carry overs where the future potential benefits do not meet the more likely than not realization test. The increase in the valuation allowance during the year ended November 29, 2003, is primarily due to an increase in foreign tax loss carryforwards and state tax credit carryforwards, for which the company has currently determined that the future income tax benefits may not be realized.

U.S. income taxes have not been provided on approximately $93,327 of undistributed earnings of non-U.S. subsidiaries. The company plans to indefinitely reinvest these undistributed earnings. If any portion, however were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carry overs. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

While non-U.S. operations have been profitable overall, cumulative tax losses of $59,896 are carried as net operating losses in 16 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $41,528 can be carried forward indefinitely, while the remaining $18,368 must be used during the 2004-2009 period.

8/ Stockholders' Equity

Preferred Stock: The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock: There were 80,000,000 shares of common stock with a par value of $1.00 authorized and 28,435,000 and 28,362,316 shares issued and outstanding at November 29, 2003 and November 30, 2002, respectively. Dividends of $0.4475, $0.4375 and $0.4275 per share were declared and paid in 2003, 2002 and 2001, respectively.

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

See Note 6 to the Consolidated Financial Statements regarding the company's shelf registration statement filed in September 2002.

9/ Stock-Based Compensation

Directors' Deferred Compensation Plan: Directors, who are not employees, may elect to defer all or a portion of the payment of their retainer and meeting fees in a number of investment options including units representing shares of company common stock. At November 29, 2003, no shares remained available for future issuance of the 150,000 shares originally allocated under this plan.

1998 Directors' Stock Incentive Plan: This plan reserves 400,000 shares of common stock to offer non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest. In 2003, 2002 and 2001, respectively, 1,300, 11,700 and 21,020 restricted shares were awarded under this plan. The market value at the date of grant of these restricted shares totaling $34, $358 and $556 has been recorded as unearned compensation - restricted stock and is shown in stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods of generally four years and amounted to $252, $269 and $137 in 2003, 2002 and 2001, respectively. Commencing in 2003, shares may also be issued under this plan for amounts non-employee directors deferred under the Directors' Deferred Compensation Plan. In 2003 13,600 units valued at $312 were credited to the Directors' Deferred Compensation Plan. At November 29, 2003, 314,403 shares remained available for future awards.

Year 2000 Stock Incentive Plan: This plan reserves 3,000,000 shares of common stock for granting of awards during a period of up to ten years from October 14, 1999. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards;
(e) dividend equivalents; and (f) other awards based on the company's common stock value.

A total of 354,301, 384,152 and 607,172 non-qualified stock options were granted in 2003, 2002 and 2001, respectively to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. At November 29, 2003, 1,794,779 shares remained available for future grants or allocations under the plan.

1992 Stock Incentive Plan: This plan reserved 1,800,000 shares of common stock for granting of awards. The plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other based on the company's common stock value.

Shares of restricted stock were the most common awards issued from this plan. Unearned compensation from these restricted stock awards is being amortized to expense from the unearned compensation contra equity balance over the vesting periods of generally ten years and amounted to $230, $695 and $1,060 in

2003,2002 and 2001, respectively. At November 29, 2003, no shares remained available for future grants or allocations from the 1992 plan.

401(k) Plan: All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan. The company matches up to the first four percent of each employee's contributions and the trustee purchases company shares on the open market. The costs of the company match were $3,007, $3,106 and $2,905 in 2003, 2002 and 2001, respectively.

Key Employee Deferred Compensation Plan: Key employees may elect to defer a portion of their eligible compensation to be invested in a number of investment choices, including units which are valued based on the fair market value of the company's common stock. The company provides a 10 percent match on deferred compensation invested in these units. The company also provides a match for certain amounts specified in the plan related to and reduced by matching contributions under the 401(k) plan. There were 15,563, 5,868 and 22,177 units allocated to employees' deferrals in 2003, 2002 and 2001, respectively. There were 9,971, 2,676 and 7,652 units allocated to company matching in 2003, 2002 and 2001, respectively. The costs of the matching were $296, $256 and $221 in 2003, 2002 and 2001, respectively. Of the 200,000 shares reserved under this plan, 83,737 remained available at November 29, 2003.

All deferred compensation invested in units of the company's common stock is paid with shares of the company's common stock. All deferred compensation invested in any of the other investment choices is paid with cash.

Stock Options: Information about the 1992 and 2000 Stock Incentive Plans follows.

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
Summary of Non-qualified Stock Option Activity              Options      Price
----------------------------------------------             ---------   ---------
Outstanding at December 2, 2000                              728,030   $   23.88
Cancelled                                                   (150,422)      21.62
Granted                                                      607,172       18.63
Exercised                                                     (5,732)      21.50
                                                           ---------
Outstanding at December 1, 2001                            1,179,048       21.48
Cancelled                                                   (154,851)      22.35
Granted                                                      384,152       26.02
Exercised                                                    (79,088)      22.31
                                                           ---------
Outstanding at November 30, 2002                           1,329,261       22.64
Cancelled                                                    (67,250)      26.47
Granted                                                      354,301       27.37
Exercised                                                    (66,027)      20.25
                                                           ---------
Outstanding at November 29, 2003                           1,550,285   $   23.66
                                                           =========
Exercisable at November 29, 2003                             667,131   $   22.54
                                                           =========

                              Options Outstanding           Options Exercisable
                     -----------------------------------   ---------------------
                                  Weighted-
                                   Average
                                  Remaining    Weighted-              Weighted-
                                 Contractual    Average                Average
 Range of Exercise                  Life       Exercise               Exercise
      Prices          Options     (in years)    Price      Options     Price
------------------   ---------   -----------   ---------   -------   -----------
$ 18.63 - 24.45        753,248       6.5       $   19.94   453,981   $     20.22
  25.95 - 28.52        774,476       8.0           26.97   192,510         26.78
  30.63 - 34.31         22,561       5.9           33.89    20,640         34.20
                     ---------                             -------
                     1,550,285                             667,131
                     =========                             =======

The weighted-average fair value per stock options granted in 2003, 2002 and 2001 was $10.67, $10.34 and $7.66, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for 2003, 2002 and 2001.

                                                      2003      2002      2001
                                                    ---------------------------
Risk-free interest rate                                3.43%     4.68%     5.66%
Expected dividend yield                                1.60%     1.50%     1.50%
Expected volatility factor                            38.94%    37.58%    35.77%
Expected option term                                7 years   7 years   7 years

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

Included in accrued pension costs shown on the Consolidated Balance Sheet are defined contribution pension liabilities of $7,143 and $5,796 in 2003 and 2002, respectively.

                                                                Pension Benefits
                                                -------------------------------------------------     Other Postretirement
                                                        U.S. Plans             Non-U.S. Plans               Benefits
                                                ---------------------------------------------------------------------------
                                                   2003         2002         2003         2002         2003         2002
                                                ---------------------------------------------------------------------------
Change in benefit obligation:
-----------------------------
   Benefit obligation,
    September 1 of prior year                   $  226,374   $  211,450   $   90,948   $   77,894   $   51,199   $   49,417
   Service cost                                      5,585        5,640        2,387        2,600        1,547        1,660
   Interest cost                                    14,750       14,862        5,549        4,663        3,332        3,471
   Participant contributions                            --           --          534          705          403          326
   Plan amendments                                      --          307           --           --           --           --
   Actuarial (gain)/loss                             7,631        6,284       (4,219)       1,404        8,165       (1,357)
   Curtailment (gain)/loss                              --       (2,643)        (670)        (372)          --          721
   Special termination benefits                      1,018           --           --           --           --           --
   Benefits paid                                   (10,563)      (9,526)      (2,927)      (3,713)      (4,135)      (3,039)
   Currency change effect                               --           --       12,979        7,767           --           --
                                                ---------------------------------------------------------------------------
   Benefit obligation, August 31                $  244,795   $  226,374   $  104,581   $   90,948   $   60,511   $   51,199
                                                ===========================================================================
Change in plan assets:
----------------------
   Fair value of plan assets,
    September 1 of prior year                   $  167,118   $  210,131   $   38,471   $   46,103   $   42,609   $   56,984
   Actual return on plan assets                     23,250      (34,971)       3,373      (11,212)       7,800      (11,955)
   Employer contributions                           23,114        1,484          900          558          287          293
   Participant contributions                            --           --          359          607          403          326
   Other                                                --           --           31          224           --           --
   Benefits paid                                   (10,563)      (9,526)      (1,010)      (1,209)      (4,135)      (3,039)
   Currency change effect                               --           --       (1,443)       3,400           --           --
                                                ---------------------------------------------------------------------------
   Fair value of plan assets, August 31         $  202,919   $  167,118   $   40,681   $   38,471   $   46,964   $   42,609
                                                ===========================================================================
Reconciliation of funded status as of
-------------------------------------
November 30:
------------
   Funded status                                $  (41,875)  $  (59,256)  $  (63,706)  $  (56,784)  $  (13,546)  $   (8,589)
   Unrecognized actuarial loss (gain)               44,326       41,186       23,502       25,857       37,296       36,479
   Unrecognized prior service cost (benefit)         3,603        4,417          (57)         (53)      (3,600)      (5,202)
   Unrecognized net transition obligation              (14)         (42)         592          576           --           --
   Contributions between measurement date
    and fiscal year-end                                340          278          802          226           65           69
                                                ---------------------------------------------------------------------------
   Recognized amount                            $    6,380   $  (13,417)  $  (38,867)  $  (30,178)  $   20,215   $   22,757
                                                ===========================================================================

                                                                  Pension Benefits
                                                     --------------------------------------------
                                                           U.S. Plans           Non-U.S. Plans
                                                     --------------------------------------------
                                                       2003        2002        2003       2002
                                                     --------------------------------------------
Statement of financial position as of November 30:
--------------------------------------------------
   Prepaid benefit cost                              $ 20,734   $     355   $     946   $     870
   Accrued benefit liability                          (14,354)    (13,772)    (39,813)    (31,048)
   Additional minimum liability                        (9,288)    (18,899)    (17,988)    (17,878)
   Intangible asset                                     2,351       4,393          --          --
   Accumulated other comprehensive
    income - pretax                                     6,937      14,506      17,988      17,878
                                                     --------------------------------------------
   Recognized amount                                 $  6,380   $ (13,417)  $ (38,867)  $ (30,178)
                                                     ============================================

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of November 29, 2003 and November 30, 2002, were as follows:

                                                                    Pension Benefits
                                                     --------------------------------------------
                                                           U.S. Plans           Non-U.S. Plans
                                                     --------------------------------------------
                                                         2003        2002        2003       2002
                                                     --------------------------------------------
   Projected benefit obligation                      $ 34,362   $ 226,374   $ 100,151   $  84,777
   Accumulated benefit obligation                      31,453     199,712      93,248      76,158
   Fair value of plan assets                            8,326     167,118      36,313      28,452

                                                        Pension Benefits
                               ------------------------------------------------------------------                Other
                                            U.S. Plans                     Non-U.S. Plans               Postretirement Benefits
                               ---------------------------------------------------------------------------------------------------
Net periodic cost (benefit):     2003        2002        2001        2003       2002       2001       2003       2002       2001
----------------------------   ---------------------------------------------------------------------------------------------------
   Service cost                $  5,585   $   5,640   $    4,735   $  2,387   $  2,600   $  2,491   $  1,547   $  1,660   $  1,360
   Interest cost                 14,750      14,862       14,018      5,549      4,663      3,575      3,332      3,471      3,089
   Expected return on assets    (19,052)    (23,258)     (24,118)    (3,113)    (3,272)    (3,303)    (3,606)    (5,281)    (7,317)
   Amortization:
      Prior service cost            814         844          839         --          6          8     (1,344)    (2,309)    (2,310)
      Actuarial (gain)/ loss        293      (1,737)      (6,059)        67        417       (406)     3,019      1,522       (457)
      Transition amount             (28)        (27)         (27)        38         54         60         --         --         --
   Curtailment (gain)/loss           --         247           --        952        124         --       (123)       558         --
   Special recognition
    expense                       1,018          --           --         --         --         --         --         --         --
                               ---------------------------------------------------------------------------------------------------
   Net periodic benefit cost
    (benefit)                  $  3,380   $  (3,429)  $  (10,612)  $  5,880   $  4,592   $  2,425   $  2,825   $   (379)  $ (5,635)
                               ===================================================================================================

                                                              Pension Benefits                  Other
                                              -----------------------------------------     Postretirement
                                                   U.S. Plans          Non-U.S. Plans          Benefits
                                              --------------------------------------------------------------
Weighted-Average Assumptions, August          2003    2002    2001   2003   2002   2001   2003   2002   2001
------------------------------------          --------------------------------------------------------------
Discount rate                                 6.25%   6.50%   7.00%  5.78%  5.95%  6.04%  6.25%  6.50%  7.00%
Expected return on plan assets                9.75%  10.50%  10.50%  8.62%  7.92%  7.93%  8.75%  9.50%  9.50%
Rate of compensation increase                 4.02%   4.02%   4.02%  3.16%  3.43%  3.16%
Rate of increase in healthcare
 cost levels:
   Employees under age 65                                                                 7.85%  4.85%  5.10%
   Employees age 65 and older                                                             7.85%  4.85%  5.10%

For calculation of 2003 expense the company reduced its assumptions for expected return on plan assets for the U.S. pension plans and other postretirement benefits to 9.75 percent and 8.75 percent, respectively. The discount rate assumptions noted above were the rates used to calculate the year-end pension obligations for each respective year.

The rate of increase in health care cost levels is expected to be 7.85 percent in the year 2004. Beginning in 2005, the dollar contribution by the company for retiree medical coverage will remain fixed at the 2004 level for employees who retire in the year 2005 or later.

Sensitivity Information: The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the November 30, 2002 service and interest cost and the accumulated postretirement benefit obligation at November 29, 2003:

                                                              One-Percentage
                                                                   Point
                                                            -------------------
                                                            Increase   Decrease
                                                            -------------------
Effect on service and interest cost components              $    471   $   (386)
Effect on accumulated postretirement benefit obligation     $  5,323   $ (4,499)

11/ Financial Instruments

Forward foreign currency contracts as of November 29, 2003, mature between December 3, 2003 and July 6, 2004. These contracts represent hedges of intercompany and third party transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market gains/(losses) associated with these contracts were $(365) and $41 for 2003 and 2002, respectively. These gains/(losses) were largely offset by the underlying transaction gains/losses resulting from the foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 29, 2003 and November 30, 2002, there were no significant concentrations of credit risk.

12/ Commitments and Contingencies

Leases: The minimum lease payments, related to equipment, that will have to be made in each of the years indicated based on capital and operating leases in effect at November 29, 2003 are:

Fiscal year                                                 Capital    Operating
-----------                                                 --------------------
2004                                                        $     14   $  14,146
2005                                                              --      12,320
2006                                                              --       6,404
2007                                                              --       3,729
2008                                                              --       2,875
Later years                                                       --      12,526
                                                            --------------------
Total minimum lease payments                                      14   $  52,000
                                                                       =========
Amount representing interest                                     (--)
                                                            --------
Present value of minimum lease payments                     $     14
                                                            ========

Rental expense for all operating leases was $17,653, $21,270 and $16,578 in 2003, 2002 and 2001, respectively.

Assets under capital leases                                   2003       2002
----------------------------                                -------------------
Land                                                        $     --   $  1,201
Buildings and improvements                                        --      2,374
Machinery and equipment                                          572        572
                                                            -------------------
                                                                 572      4,147
Accumulated depreciation                                        (553)    (1,897)
                                                            -------------------
Net assets under capital leases                             $     19   $  2,250
                                                            ===================

Environmental: The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. As of November 29, 2003, and November 30, 2002, the company had recorded $1,882 and $619, respectively, representing its best probable estimates of aggregate liability of costs of environmental remediation. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company's responsibility, the extent of the contamination and the nature of required remedial actions. The company's current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time and does not include an estimate of a range in determining such amounts. Recorded liabilities are adjusted as further information develops or circumstance change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits and proceedings will have a material impact on the company's financial condition or results of operations.

Product Liability Claims: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of November 29, 2003, the company's subsidiary was a defendant or co-defendant in approximately 75 lawsuits and 17 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and five lawsuits involving EIFS in commercial or multi-family structures. As of November 29, 2003, the company had recorded $3,203 for the probable liabilities and $1,210 for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than our current estimated reserves or insurance recoveries.

From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company's products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Insurance and/or indemnification from solvent third parties has paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation applicable to the company. During 2003, the company's insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. During 2003, the company settled five asbestos related lawsuits for an aggregate of $625. The company's insurers have paid or are expected to pay at least $277 of these settlement amounts. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in claims or legal proceedings related to its products, which it believes, are not out of the ordinary in a business of the type and size in which it is engaged.

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

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant's default. Of the original 30 employees receiving bank loans, 14 had loans outstanding at November 29, 2003 and the aggregate amount outstanding was $8,950.

13/ Operating Segment Information

In fiscal 2002 and in connection with the restructuring initiatives (See Note 3 to the Consolidated Financial Statements, "Restructuring and Other Related Costs"), the management structure and philosophy fundamentally changed how global adhesives operations were to be managed. The change from autonomous geographic regions for its adhesive operations to combined global operations, focused on managing adhesive products and markets on a worldwide basis. 2001 results were restated to reflect the realigned organization for comparability. The primary markets include adhesives for packaging, assembly, converting, nonwoven, automotive, graphic arts and footwear. In addition, the existing management structure was reorganized to manage these adhesives markets on a global basis. In this regard, the adhesives operations has a General Manager - Global Adhesives, who is responsible forsales and marketing, operations and technology. Management reporting was modified to report and measure results, as well as reward performance of the adhesives operations on a global basis.

Because of these fundamental changes, effective in 2002, segment reporting changed to present adhesives operations globally. The specialty chemical product lines will continue to be reported as a separate segment entitled
Full-Valu/Specialty. Certain product lines previously included in the adhesives geographic business have been repositioned and are now included in the Full-Valu/Specialty operating segment.

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the amortization of goodwill and gains on the sales of assets. Charges, net of gains on the sales of assets, in restructuring initiatives are excluded from operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a minor markup for administrative costs.

Reportable operating segment financial information for all periods presented follows:

                                                    Inter-
                                       Trade        Segment      Operating     Depreciation/      Total          Capital
Operating Segments                    Revenue       Revenue     Income(Loss)    Amortization    Assets (a)    Expenditures
-------------------------          ------------   -----------   ------------   -------------   ------------   ------------
Global Adhesives            2003   $    893,156   $     5,042   $     47,779   $      29,967   $    619,968   $     24,226
                            2002        865,782         4,363         58,444          29,037        601,547         24,164
                            2001        878,034         7,624         55,481          32,723        614,308         16,361
Full-Valu/Specialty         2003   $    394,175   $       820   $     28,603   $       8,750   $    205,329   $      4,629
                            2002        390,428           649         29,759           8,443        209,821          2,456
                            2001        396,025         1,460         34,190           8,985        239,922          5,046
Corporate and Unallocated   2003             --   $    (5,862)            --   $      15,044   $    182,291   $     10,408
                            2002             --        (5,012)            --          12,814        150,071          9,658
                            2001             --        (9,084)            --          11,129        111,943          9,318
Total Company               2003   $  1,287,331            --   $     76,382   $      53,761   $  1,007,588   $     39,263
                            2002      1,256,210            --         88,203          50,294        961,439         36,278
                            2001      1,274,059            --         89,671          52,837        966,173         30,725

     (a) Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of Operating
Income to Pretax Income              2003        2002        2001
-------------------------------   ---------------------------------
Operating income                  $  76,382   $  88,203   $  89,671
Restructuring related (charges)
 credits                             (6,473)    (29,737)     (1,564)
Interest expense                    (14,467)    (17,266)    (21,247)
Gains from sales of assets              812       2,121         752
Other income (expense), net          (5,446)     (3,009)     (6,310)
                                  ---------------------------------
Pretax income                     $  50,808   $  40,312   $  61,302
                                  =================================

                                                       Property,
                                                       Plant and
Geographic Areas                      Trade Revenue    Equipment
----------------               ----------------------------------
North America                  2003   $     736,714   $   200,258
                               2002         748,706       219,894
                               2001         762,402       242,296
Europe                         2003   $     263,856   $    84,222
                               2002         243,989        72,789
                               2001         245,271        64,623
Latin America                  2003   $     167,702   $    40,139
                               2002         164,195        40,858
                               2001         169,649        42,853
Asia/Pacific                   2003   $     119,059   $    24,034
                               2002          99,320        21,423
                               2001          96,737        21,341
Total Company                  2003   $   1,287,331   $   348,653
                               2002       1,256,210       354,964
                               2001       1,274,059       371,113

14/ Quarterly Data (unaudited)

                        Net Revenue                Gross Profit            Operating Income
                 -------------------------   -----------------------   -----------------------
                     2003          2002         2003         2002         2003         2002
                 -------------------------   -----------------------   -----------------------
First quarter    $   294,588   $   293,240   $   82,148   $   75,178   $   11,204   $    6,346
Second quarter       324,481       319,402       89,572       87,437       16,443       16,055
Third quarter        322,089       313,936       87,066       84,184       19,228       16,511
Fourth quarter       346,173       329,632       93,410       91,183       21,079       17,510
                 -------------------------   -----------------------   -----------------------
Total year       $ 1,287,331   $ 1,256,210   $  352,196   $  337,982   $   67,954   $   56,422
                 =========================   =======================   =======================

                                                 Basic Net Income         Diluted Net Income
                         Net Income                 Per Share                 Per Share
                 -------------------------   -----------------------   -----------------------
                     2003          2002         2003         2002         2003         2002
                 -------------------------   -----------------------   -----------------------
First quarter    $     3,246   $       666   $     0.12   $     0.02   $     0.11   $     0.02
Second quarter         9,766         7,935         0.35         0.28         0.34         0.28
Third quarter         12,286         9,199         0.43         0.33         0.43         0.32
Fourth quarter        13,321        10,376         0.47         0.37         0.47         0.36
                 -------------------------
Total year       $    38,619   $    28,176   $     1.37   $     1.00   $     1.35   $     0.98
                 =========================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2003, the Audit Committee of the Board of Directors of H.B. Fuller Company, after a comprehensive review of proposals for audit services from several public accountants, determined to engage KPMG LLP as principal accountant of the company for the fiscal year commencing November 30, 2003 and ending November 27, 2004. PricewaterhouseCoopers LLP, the current independent accountant, has been dismissed by the Audit Committee of the Board of Directors of H.B. Fuller Company as of October 1, 2003 but has been retained to issue an audit report on the company's financial statements as of and for the fiscal year ending November 29, 2003. The Audit Committee has a policy of periodically reviewing the proposed scope and fees of a number of alternative auditing firms qualified to perform the company's audit and considering the appropriateness of either retaining the incumbent auditor or engaging another firm. PricewaterhouseCoopers LLP has served the company as principal accountant since 1988.

Other than a modification related to the adoption by the company of a new accounting standard described in the last sentence of this paragraph, the reports of PricewaterhouseCoopers LLP on the company's consolidated financial statements, as of and for the fiscal years ended November 29, 2003, November 30, 2002 and December 1, 2001, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. As described in Note 5 to the Consolidated Financial Statements, the company adopted the provisions of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."

In connection with its audits of the company's consolidated financial statements for the fiscal years ended November 29, 2003, November 30, 2002 and December 1, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the company's consolidated financial statements as of and for the fiscal years ended November 29, 2003, November 30, 2002 and December 1, 2001.

During the fiscal years ended November 29, 2003, November 30, 2002 and December 1, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

During the three most recent completed fiscal years ended December 1, 2001, November 30, 2002, November 29, 2003 and the subsequent interim period through the date of this report, the company did not consult with KPMG LLP regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company's chief executive officer and chief financial officer, of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities

Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the company's internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Election of Directors" (excluding the sections entitled "Compensation of Directors" and "Board Meetings and Committees") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the company's Proxy Statement for the Annual Meeting of shareholders to be held on April 15, 2004 (the "2004 Proxy Statement") are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading "Executive Officers of the Registrant" is incorporated herein by reference.

The company's Board of Directors have determined that at least two members of the Audit Committee of the Board, are "audit committee financial experts," as that term is defined under Section 407 of the Sarbanes Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Losh and Mr. van Roden are each independent, as that term is defined under applicable New York Stock Exchange standards.

The company has corporate governance guidelines and a code of business conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of these guidelines and code of business conduct is available on the company's website at www.hbfuller.com.

The company intends to file via a Form 8-K with the SEC and a posting on its website information with respect to any amendment to or waiver from a provision of its code of business conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions within five business days following the date of such amendment or wavier.

Item 11. Executive Compensation

The section under the heading "Executive Compensation" (excluding the section entitled "Compensation Committee Report on Executive Compensation") contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The section entitled "Executive Stock Purchase Loan Program" contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The section entitled "Audit Fees" contained in the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Consolidated Financial Statements

          Documents filed as part of this report:

          Statement of Consolidated Income for the years ended November 29, 2003, November 30, 2002 and December 1, 2001

          Consolidated Balance Sheet as of November 29, 2003, and November 30, 2002

          Consolidated Statement of Stockholders' Equity for the years ended November 29, 2003, November 30, 2002 and December 1, 2001

          Consolidated Statement of Cash Flows for the years ended November 29, 2003, November 30, 2002 and December 1, 2001

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3.   Exhibits

                               Item                                     Incorporation by Reference
----------------------------------------------------------  --------------------------------------------------
  3.1   Restated Articles of Incorporation of H.B. Fuller   Exhibit 3(a) to the Report on Form 10-K405 for the
        Company, October 30, 1998                           year ended November 28, 1998.

  3.2   Articles of Amendment of Articles of Incorporation  Exhibit 3.2 to the Report on Form 10-K for the
        of H.B. Fuller Company, October 27, 2001            year ended December 1, 2001.

  3.3   By-Laws of H.B. Fuller Company as amended through   Exhibit 3(b) to the Report on Form 10-Q for the
        July 14, 1999                                       quarter ended August 28, 1999.

  4.1   Rights Agreement, dated as of July 18, 1996,        Exhibit 4 to the Form 8-A, dated July 24, 1996.
        between H.B. Fuller Company and Wells Fargo Bank
        Minnesota, National Association, as Rights Agent,
        which includes as an exhibit the form of Right
        Certificate

  4.2   Amendment to Rights Agreement, dated as of January  Exhibit 1 to the Form 8-A / A-1, dated February 2,
        23, 2001, between H.B. Fuller Company and Wells     2001.
        Fargo Bank Minnesota, National Association, as
        Rights Agent

  4.3   Agreement dated as of June 2, 1998 between H.B.     Exhibit 4(a) to the Report on Form 10-Q for the
        Fuller Company and a group of investors, primarily  quarter ended August 29, 1998.
        insurance companies, including the form of Notes

  4.4   H.B. Fuller Company Executive Stock Purchase Loan   Exhibit 4.7 to the Registration Statement on Form
        Program                                             S-8 (Commission File No. 333-44496) filed August
                                                            25, 2000 and the Registration Statement on Form
                                                            S-8 (Commission File No. 333-48418) filed October
                                                            23, 2000.

*10.1   H.B. Fuller Company 1992 Stock Incentive Plan       Exhibit 10(a) to the Report on Form 10-K for the
                                                            year ended November 30, 1992.

*10.2   H.B. Fuller Company Restricted Stock Plan           Exhibit 10(c) to the Report on Form 10-K for the
                                                            year ended November 30, 1993.

                               Item                                     Incorporation by Reference
----------------------------------------------------------  -------------------------------------------------
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

*10.5   H.B. Fuller Company 2000 Stock Incentive Plan       Registration Statement on Form S-8 (Commission
                                                            File No. 333-48420) filed August 25, 2000.

*10.6   H.B. Fuller Company 1998 Directors' Stock           Exhibit 10(c) to the Report on Form 10-Q for the
        Incentive Plan                                      quarter ended May 30, 1998.

*10.7   H.B. Fuller Company Supplemental Executive          Exhibit 10(j) to the Report on Form 10-K405 for
        Retirement Plan - 1998 Revision                     the year ended November 28, 1998.

*10.8   First Amendment to H.B. Fuller Company              Exhibit 10(x) to the Report on Form 10-K405 for
        Supplemental Executive Retirement Plan dated        the year ended November 28, 1998.
        November 4, 1998

*10.9   H.B. Fuller Company Executive Benefit Trust dated   Exhibit 10(k) to the Report on Form 10-K for the
        October 25, 1993 between H.B. Fuller Company and    year ended November 29, 1997.
        First Trust National Association, as Trustee,
        relating to the H.B. Fuller Company Supplemental
        Executive Retirement Plan

*10.10  Amendments to H.B. Fuller Company Executive         Exhibit 10(k) to the Report on Form 10-K405 for
        Benefit Trust, dated October 1, 1997 and March 2,   the year ended November 28, 1998.
        1998, between H.B. Fuller Company and First Trust
        National Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan

*10.11  H.B. Fuller Company Directors Benefit Trust, dated  Exhibit 10(w) to the Report on Form 10-K for the
        February 10, 1999, between H.B. Fuller Company and  year ended November 27, 1999.
        U.S. Bank National Association, as Trustee,
        relating to the Retirement Plan for Directors

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

*10.14  H.B. Fuller Company Annual and Long-Term Incentive  Exhibit 10.14 to the Report on Form 10-K for the
        Plan                                                year ended November 30, 2002.

*10.15  Form of Employment Agreement signed by executive    Exhibit 10(e) to the Report on Form 10-K for the
        officers                                            year ended November 30, 1990.

*10.16  Employment Agreement, dated April 16, 1998,         Exhibit 10(a) to the Report on Form 10-Q for the
        between H.B. Fuller Company and Albert Stroucken    quarter ended May 30, 1998.

*10.17  Restricted Stock Award Agreement, dated April 23,   Exhibit 10(d) to the Report on Form 10-Q for the
        1998, between H.B. Fuller Company and Lee R. Mitau  quarter ended May 30, 1998.

*10.18  Form of Change in Control Agreement dated April 8,  Exhibit 10(y) to the Report on Form 10-K405 for
        1998 between H.B. Fuller Company and each of its    the year ended November 28, 1998.
        executive officers, other than Albert Stroucken

*10.19  Third Declaration of Amendment to the Retirement    Exhibit 10.1 to the Report on Form 10-Q for the
        Plan for Directors of H.B. Fuller Company dated     quarter ended August 31, 2002.
        April 19, 2002

 12     Computation of Ratios

 21     List of Subsidiaries

 23     Consent of PricewaterhouseCoopers LLP

 24     Powers of Attorney

 31.1   Form of 302 Certification - Albert P.L. Stroucken

 31.2   Form of 302 Certification - John A. Feenan

                               Item                                     Incorporation by Reference
----------------------------------------------------------  -------------------------------------------------
 32.1   Form of 906 Certification - Albert P.L. Stroucken

 32.2   Form of 906 Certification - John A. Feenan

        *Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)  Reports on Form 8-K

     Four reports on Form 8-K were filed during the quarter ended November 29, 2003 to:

     1) Report financial results for the third quarter of 2003 filed on September 24, 2003.
     2) Report change in Auditors for H.B. Fuller Company filed on October 8, 2003.
     3) Report change in Auditors for the EFTEC Savings Plan filed on October 20, 2003.
     4) Report change in Auditors for the H.B. Fuller Company Thrift Plan filed on October 20, 2003.

(c)  See Exhibit Index and Exhibits attached to this Form 10-K.

--------------------------------------------------------------------------------

Lean Six Sigma/SM/ is a registered service mark of The George Group
Incorporated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H.B. FULLER COMPANY


Dated: February 25, 2004                By  /s/ Albert P.L. Stroucken
                                        ----------------------------------------
                                        ALBERT P.L. STROUCKEN
                                        Chairman of the Board,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Title
--------------------------------------  ----------------------------------------

                                        Chairman of the Board, President and
/s/ Albert P.L. Stroucken               Chief Executive Officer and Director
--------------------------------------  (Principal Executive Officer)
ALBERT P.L. STROUCKEN


                                        Senior Vice President, and Chief
/s/ John A. Feenan                      Financial Officer
--------------------------------------  (Principal Financial Officer)
JOHN A. FEENAN


/s/ James C. McCreary, Jr.              Vice President and Controller
--------------------------------------  (Principal Accounting Officer)
JAMES C. MCCREARY, JR.


*Norbert R. Berg                        *Freeman A. Ford
--------------------------------------  ----------------------------------------
NORBERT R. BERG, Director               FREEMAN A. FORD, Director


*Knut Kleedehn                          *J. Michael Losh
--------------------------------------  ----------------------------------------
KNUT KLEEDEHN, Director                 J. MICHAEL LOSH, Director


*John J. Mauriel, Jr.                   *Lee R. Mitau
--------------------------------------  ----------------------------------------
JOHN J. MAURIEL, JR., Director          LEE R. MITAU, Director


*Alfredo L. Rovira                      *John C. van Roden, Jr.
--------------------------------------  ----------------------------------------
ALFREDO L. ROVIRA, Director             JOHN C. VAN RODEN, JR. , Director


*R. William Van Sant
--------------------------------------
R. WILLIAM VAN SANT, Director


*By  /s/ Patricia L. Jones
--------------------------------------  Dated: February 25, 2004
PATRICIA L. JONES, Attorney in Fact

                                                EXHIBIT INDEX

                              Item                                       Incorporation by Reference
----------------------------------------------------------  --------------------------------------------------
  3.1   Restated Articles of Incorporation of H.B. Fuller   Exhibit 3(a) to the Report on Form 10-K405 for the
        Company, October 30, 1998                           year ended November 28, 1998.

  3.2   Articles of Amendment of Articles of Incorporation  Exhibit 3.2 to the Report on Form 10-K for the
        of H.B. Fuller Company, October 27, 2001            year ended December 1, 2001.

  3.3   By-Laws of H.B. Fuller Company as amended through   Exhibit 3(b) to the Report on Form 10-Q for the
        July 14, 1999                                       quarter ended August 28, 1999.

  4.1   Rights Agreement, dated as of July 18, 1996,        Exhibit 4 to the Form 8-A, dated July 24, 1996.
        between H.B. Fuller Company and Wells Fargo Bank
        Minnesota, National Association, as Rights Agent,
        which includes as an exhibit the form of Right
        Certificate

  4.2   Amendment to Rights Agreement, dated as of January  Exhibit 1 to the Form 8-A / A-1, dated February 2,
        23, 2001, between H.B. Fuller Company and Wells     2001.
        Fargo Bank Minnesota, National Association, as
        Rights Agent

  4.3   Agreement dated as of June 2, 1998 between H.B.     Exhibit 4(a) to the Report on Form 10-Q for the
        Fuller Company and a group of investors, primarily  quarter ended August 29, 1998.
        insurance companies, including the form of Notes

  4.4   H.B. Fuller Company Executive Stock Purchase Loan   Exhibit 4.7 to the Registration Statement on Form
        Program                                             S-8 (Commission File No. 333-44496) filed August
                                                            25, 2000 and the Registration Statement on Form
                                                            S-8 (Commission File No. 333-48418) filed October
                                                            23, 2000.

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

*10.5   H.B. Fuller Company 2000 Stock Incentive Plan       Registration Statement on Form S-8 (Commission
                                                            File No. 333-48420) filed August 25, 2000.

*10.6   H.B. Fuller Company 1998 Directors' Stock           Exhibit 10(c) to the Report on Form 10-Q for the
        Incentive Plan                                      quarter ended May 30, 1998.

*10.7   H.B. Fuller Company Supplemental Executive          Exhibit 10(j) to the Report on Form 10-K405 for
        Retirement Plan - 1998 Revision                     the year ended November 28, 1998.

*10.8   First Amendment to H.B. Fuller Company              Exhibit 10(x) to the Report on Form 10-K405 for
        Supplemental Executive Retirement Plan dated        the year ended November 28, 1998.
        November 4, 1998

*10.9   H.B. Fuller Company Executive Benefit Trust dated   Exhibit 10(k) to the Report on Form 10-K for the
        October 25, 1993 between H.B. Fuller Company and    year ended November 29, 1997.
        First Trust National Association, as Trustee,
        relating to the H.B. Fuller Company Supplemental
        Executive Retirement Plan

*10.10  Amendments to H.B. Fuller Company Executive         Exhibit 10(k) to the Report on Form 10-K405 for
        Benefit Trust, dated October 1, 1997 and March 2,   the year ended November 28, 1998.
        1998, between H.B. Fuller Company and First Trust
        National Association, as Trustee, relating to the
        H.B. Fuller Company Supplemental Executive
        Retirement Plan

*10.11  H.B. Fuller Company Directors Benefit Trust, dated  Exhibit 10(w) to the Report on Form 10-K for the
        February 10, 1999, between H.B. Fuller Company and  year ended November 27, 1999.
        U.S. Bank National Association, as Trustee,
        relating to the Retirement Plan for Directors

*10.12  H.B. Fuller Company Key Employee Deferred           Exhibit 4.1 to the Registration Statement on Form
        Compensation Plan                                   S-8 (Commission File No. 333-89453) filed October
                                                            21, 1999.

                            Item                                         Incorporation by Reference
        --------------------------------------------------  --------------------------------------------------
*10.13  First Declaration of Amendment to the Retirement    Exhibit 10(v) to the Report on Form 10-K for the
        Plan for Directors of H.B. Fuller Company dated     year ended November 27, 1999.
        February 10, 1999

*10.14  H.B. Fuller Company Annual and Long-Term Incentive  Exhibit 10.14 to the Report on Form 10-K for the
        Plan                                                year ended November 30, 2002.

*10.15  Form of Employment Agreement signed by executive    Exhibit 10(e) to the Report on Form 10-K for the
        officers                                            year ended November 30, 1990.

*10.16  Employment Agreement, dated April 16, 1998,         Exhibit 10(a) to the Report on Form 10-Q for the
        between H.B. Fuller Company and Albert Stroucken    quarter ended May 30, 1998.

*10.17  Restricted Stock Award Agreement, dated April 23,   Exhibit 10(d) to the Report on Form 10-Q for the
        1998, H.B. Fuller Company and Lee R. Mitau          quarter ended May 30, 1998.

*10.18  Form of Change in Control Agreement dated April 8,  Exhibit 10(y) to the Report on Form 10-K405 for
        1998 between H.B. Fuller Company and each of its    the year ended November 28, 1998.
        executive officers, other than Albert Stroucken

*10.19  Third Declaration of Amendment to the Retirement    Exhibit 10.1 to the Report on Form 10-Q for the
        Plan for Directors of H.B. Fuller Company dated     quarter ended August 31, 2002.
        April 19, 2002

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