Form 10-Q
period 2004-02-28
FULLER H B CO
filed 2004-04-06
CIK 39368

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended February 28, 2004
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _________________ to __________________

Commission File Number 001-09225

                                   ----------

                               H.B. FULLER COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Minnesota                                                             41-0268370
---------------------------------         --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1200 Willow Lake Boulevard, Vadnais Heights, Minnesota                55110-5101
------------------------------------------------------     ---------------------
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

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, was 28,494,834 as of March 31, 2004.

================================================================================

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                        Statement of Consolidated Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004          2003
                                                   ---------------------------
Net revenue                                        $    318,573  $     294,588
Cost of sales                                          (232,796)      (212,440)
                                                   ---------------------------
Gross profit                                             85,777         82,148
Selling, general and administrative expenses            (75,409)       (70,944)
Interest expense                                         (3,564)        (3,765)
Other expense, net                                         (933)        (2,680)
                                                   ---------------------------
Income before income taxes, minority
 interests, and income from equity investments            5,871          4,759
Income taxes                                             (1,879)        (1,634)
Minority interests in consolidated loss (income)            120           (258)
Income from equity investments                              501            379
                                                   ---------------------------
Net income                                         $      4,613  $       3,246
                                                   ===========================
Basic income per common share                      $       0.16  $        0.12
                                                   ===========================
Diluted income per common share                    $       0.16  $        0.11
                                                   ===========================
Weighted-average common shares outstanding:
Basic                                                    28,347         28,201
Diluted                                                  28,888         28,659
Dividends per share                                $     0.1125  $      0.1100

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   February 28,   November 29,
                                                       2004           2003
                                                   ---------------------------
Assets
Current assets:
   Cash and cash equivalents                       $        996  $       3,260
   Trade receivables                                    244,294        247,963
   Allowance for doubtful accounts                       (9,161)        (8,370)
   Inventories                                          154,893        146,571
   Other current assets                                  63,219         59,068
                                                   ---------------------------
Total current assets                                    454,241        448,492
Property, plant and equipment, net                      345,704        348,653
Other assets                                            117,165        114,117
Goodwill                                                 82,066         79,414
Other intangibles, net                                   16,565         16,912
                                                   ---------------------------
Total assets                                       $  1,015,741  $   1,007,588
                                                   ===========================
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                   $     23,420  $      11,493
   Current installments of long-term debt                   937          1,383
   Trade payables                                       105,862        117,001
   Accrued payroll and employee benefits                 25,286         25,042
   Other accrued expenses                                25,244         29,196
   Restructuring liability                                1,430          1,844
   Income taxes payable                                  13,501         14,067
                                                   ---------------------------
Total current liabilities                               195,680        200,026
Long-term debt, excluding current installments          160,406        161,047
Accrued pensions                                         90,624         88,586
Other liabilities                                        37,272         34,239
Minority interests in consolidated subsidiaries          14,236         14,352
                                                   ---------------------------
Total liabilities                                       498,218        498,250
                                                   ---------------------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $1.00 per share               28,496         28,435
      Shares outstanding were 28,495,547 and
       28,435,000, respectively
   Additional paid-in capital                            42,685         41,324
   Retained earnings                                    438,959        437,575
   Accumulated other comprehensive income                 8,344          3,044
   Unearned compensation - restricted stock                (961)        (1,040)
                                                   ---------------------------
Total stockholders' equity                              517,523        509,338
                                                   ---------------------------
Total liabilities and stockholders' equity         $  1,015,741  $   1,007,588
                                                   ===========================

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004          2003
                                                   ---------------------------
Cash flows from operating activities:
   Net income                                      $      4,613  $       3,246
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                      13,545         13,016
      Change in assets and liabilities:
            Accounts receivable, net                      6,263          4,120
            Inventories                                  (6,357)        (7,258)
            Other assets                                 (3,601)        (1,744)
            Accounts payables                           (11,898)       (13,019)
            Accrued payroll and employee
             benefits and other accrued expenses         (4,923)       (15,010)
            Restructuring liability                        (659)        (1,283)
            Income taxes payable                           (847)           715
            Accrued pensions                               (986)           722
            Other liabilities                             1,212           (483)
      Other                                              (1,326)           550
                                                   ---------------------------
         Net cash used in operating activities           (4,964)       (16,428)
Cash flows from investing activities:
   Purchased property, plant and equipment               (6,285)        (8,513)
   Purchase of investment                                (1,000)            --
   Proceeds from sale of property, plant
    and equipment                                            70            178
   Proceeds from sale of investment                       1,877             --
                                                   ---------------------------
         Net cash used in investing activities           (5,338)        (8,335)
Cash flows from financing activities:
   Proceeds from long-term debt                              --         31,189
   Repayment of long-term debt                           (1,101)       (14,833)
   Net proceeds from notes payable                       11,069          8,533
   Dividends paid                                        (3,206)        (3,122)
   Other                                                  1,196            202
                                                   ---------------------------
         Net cash provided by financing
          activities                                      7,958         21,969
Effect of exchange rate changes                              80            720
                                                   ---------------------------
         Net change in cash and cash equivalents         (2,264)        (2,074)
Cash and cash equivalents at beginning of period          3,260          3,666
                                                   ---------------------------
Cash and cash equivalents at end of period         $        996  $       1,592
                                                   ===========================
Supplemental disclosure of cash flow information:
Cash paid for interest                             $      6,564  $       3,602
Cash paid for income taxes                         $      2,915  $       1,865

See accompanying notes to consolidated financial statements.

                      H.B. FULLER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
           (Amounts in thousands, except share and per share amounts)

1. Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended November 29, 2003 as filed with the Securities and Exchange Commission.

2. Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                          13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004           2003
                                                   ---------------------------
Net income, as reported                            $      4,613  $       3,246
Add back: Stock-based employee compensation
 expense                                                     72            123
                                                   ---------------------------
Net income excluding stock-based compensation             4,685          3,369
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                (488)          (600)
                                                   ---------------------------
Pro forma net income                               $      4,197  $       2,769
                                                   ===========================
Basic income per share:
As reported                                        $       0.16  $        0.12
Pro forma                                          $       0.15  $        0.10
Diluted income per share:
As reported                                        $       0.16  $        0.11
Pro forma                                          $       0.15  $        0.10

     Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

3. Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

                                                          13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004           2003
                                                   ---------------------------
Weighted-average common shares - basic               28,346,524     28,200,530
Potential common shares - stock-based
 compensation plans                                     541,202        458,938
                                                   ---------------------------
Weighted-average common shares - diluted             28,887,726     28,659,468
                                                   ===========================

     The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of the common shares of 2,755 and 3,042 for the first quarter of 2004 and 2003, respectively, as the results would have been anti-dilutive.

4.   Comprehensive Income: The components of total comprehensive income follows:

                                                          13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004           2003
                                                   ---------------------------
Net income                                         $      4,613  $       3,246
Other comprehensive income:
   Foreign currency translation                           5,300          9,610
                                                   ---------------------------
      Total comprehensive income                   $      9,913  $      12,856
                                                   ===========================

     Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income             February 28,   November 29,
--------------------------------------                 2004          2003
                                                   ---------------------------
Foreign currency translation adjustment            $     24,691  $      19,391
Minimum pension liability                               (16,347)       (16,347)
                                                   ---------------------------
Total accumulated other comprehensive income       $      8,344  $       3,044
                                                   ===========================

5.   Inventories: The composition of inventories follows:

                                                   February 28,  November 29,
                                                       2004          2003
                                                   ---------------------------
Raw materials                                      $     61,759  $      58,743
Finished goods                                          103,239         97,943
LIFO reserve                                            (10,105)       (10,115)
                                                   ---------------------------
                                                   $    154,893  $     146,571
                                                   ===========================

6. Restructuring and Other Related Costs: The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company's fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31,781 and $8,428 in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Of liabilities accrued as part of the plan, $4,557 remained as of November 29, 2003 and $4,059 remained as of February 28, 2004. Details of the restructuring activity for fiscal 2004 are as follows:

                                            Employee
                                           Severance
                                              and
                                            Benefits      Other       Total
                                           -----------------------------------
Total liabilities at November 29, 2003     $    1,009   $   3,548   $    4,557
Currency change effect                             --         177          177
Cash payments                                    (431)       (244)        (675)
                                           -----------------------------------
Total liabilities at February 28, 2004            578       3,481        4,059
Long-term portion of liabilities                   --      (2,629)      (2,629)
                                           -----------------------------------
Current liabilities at February 28, 2004   $      578   $     852   $    1,430
                                           ===================================

     The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $3,999 of gains on sales of impacted assets. As of February 28, 2004, three facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $7,761.

7. Derivatives: Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized in the income statement during the periods the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

     As of February 28, 2004, the company had forward foreign currency contracts maturing between March 1, 2004 and December 15, 2004. The mark-to-market effect associated with these contracts were net losses of $57 for the quarter ended February 28, 2004 and net gains of $874 for the quarter ended March 1, 2003.

8.   Operating Segments: Segment data for the quarter follows:

                                                            13 Weeks Ended
                            ---------------------------------------------------------------------------
                                      February 28, 2004                         March 1, 2003
                            ------------------------------------   ------------------------------------
                                           Inter-                                Inter-
                               Trade      Segment     Operating      Trade       Segment     Operating
                              Revenue     Revenue       Income      Revenue      Revenue       Income
                            ------------------------------------   ------------------------------------
Global Adhesives            $  222,100   $      340   $    6,958   $  202,205   $    1,136   $   10,933
Full-Valu/Specialty             96,473          202        3,410       92,383          104        4,733
Corporate and Unallocated           --         (542)          --           --       (1,240)          --
                            ------------------------------------   ------------------------------------
Total                       $  318,573   $       --   $   10,368   $  294,588   $       --   $   15,666
                            ====================================   ====================================

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

     Reconciliation of Operating Income to Income before Income Taxes:

                                                          13 Weeks Ended
                                                   ---------------------------
                                                   February 28,     March 1,
                                                       2004           2003
                                                   ---------------------------
Operating income                                   $     10,368  $      15,666
Restructuring and other related costs                        --         (4,462)
Interest expense                                         (3,564)        (3,765)
Other expense, net                                         (933)        (2,680)
                                                   ---------------------------
Income before income taxes                         $      5,871  $       4,759
                                                   ===========================

9.   Commitments and Contingencies

     Environmental: The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. As of February 28, 2004, and March 1, 2003, the company had recorded $1,899 and $592, respectively, representing its best probable estimates of aggregate liability of costs of environmental remediation. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company's responsibility, the extent of the contamination and the nature of required remedial actions. The company's current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits and proceedings will have a material adverse impact on the company's financial condition, results of operations or cash flows.

     Product Liability: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse impact on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact net income or cash flows in a particular future period.

     A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of February 28, 2004, the company's subsidiary was a defendant or co-defendant in approximately 69 lawsuits and 18 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and six lawsuits involving EIFS in commercial or multi-family structures. As of February 28, 2004, the company had recorded $3,021 for the probable liabilities and $1,132 for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

     During 2003, the company's insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. The company did not settle any asbestos related lawsuits during the first quarter of 2004. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

     In addition to product liability claims discussed above, the company and its subsidiaries, in the ordinary course of business, are involved in claims or legal proceedings related to its products.

     Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant's default. The aggregate amount outstanding was $8,421 and $8,950 at February 28, 2004 and November 29, 2003, respectively.

10. Recently Issued Accounting Standards: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities ("VIEs") in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. On October 9, 2003, the FASB extended the effective date for FIN 46 until the first interim or annual period ending after December 15, 2003 for special purpose entities and ending after March 15, 2004 for non-special purpose entities. The company has determined that it has no interests in any special purpose entities.

     The company's 70 percent owned automotive joint venture holds interests in an entity that provides bonding, sealing and coating technology to the automotive industry. This entity is currently accounted for under the equity method of accounting and is considered a variable interest entity. These variable interests relate to subordinated financial support. Management has determined that the joint venture is the primary beneficiary of the variable interest entity. The results of operations of this variable interest entity will be included in the company's consolidated results in the fiscal quarter ending May 29, 2004 and are not expected to have a material impact. The joint venture's investment, plus receivables and loans due from the variable interest entity totaled $5,532 as of February 28, 2004, in which the company has a 70 percent interest through its interest in the joint venture. In addition, the joint venture has guaranteed $500 of the variable interest entity's loans from a third party.

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

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on the company's results of operations, cash flows or financial position.

11. Subsequent Event: On March 4, 2004, the company purchased the adhesives and resins businesses of Probos, S.A., based in Porto, Portugal. The businesses serve primarily the Portuguese and Spanish markets, with combined annual sales of approximately $30 million. Product lines include water-based, hot melt, reactive and solvent-based adhesives for the assembly, woodworking, footwear and converting industries, and emulsions for the paints, textiles and food product industries. Management believes that adding the adhesives and resins operations of Probos, S.A. to the company's existing business provides a stronger base from which to grow the company's business in Europe.

     The results of operations of the purchased businesses will be included in the company's consolidated financials beginning on February 29, 2004. Total estimated consideration to be allocated to the purchased businesses is $28 million, which includes consideration paid and direct external costs incurred. The company is currently allocating the cost to the purchased businesses and has not yet determined if any goodwill will result from the allocation process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------
In the first quarter of 2004 the company experienced sales volume increases that contributed 3.9 percent to the net revenue growth over the first quarter of 2003, indicating that the economic upturn is gaining strength. The increased volume was generated at lower average selling prices than in the first quarter of 2003, as competition in the industry remains strong. The lower average selling prices resulted in a decrease in net revenue of 1.0 percent in the first quarter of 2004 as compared to last year. The relative weakness in the U.S. dollar as compared to major foreign currencies, primarily the euro, continues to have a positive impact on the company's year-over-year financial results. In the first quarter of 2004, net revenue increased 5.2 percent from the first quarter of 2003 due to the effects of foreign currency translation.

Net income in the first quarter of 2004 of $4.6 million increased 42 percent from the net income of $3.2 million in the first quarter of 2003. Included in the net income of the first quarter of 2003 was $3.1 million of net charges related to the company's 2002-2003 restructuring initiative. In the first quarter of 2004 the company incurred costs of approximately $2.6 million related to specific initiatives for which savings over the last three quarters of 2004 are expected to exceed the first quarter costs. Included in these initiatives were the deployment of Lean Six Sigma/SM/ and reductions in manufacturing capacity in the Full-Valu/Specialty operating segment.

In looking forward for the remainder of 2004, management is closely monitoring the movements of energy prices as these may impact the cost of the company's raw materials. The combination of higher raw material costs and competitive pressures on selling prices may result in a lower gross profit margin. Management believes that the cost structures are in place to leverage the sales volume growth that will come with economic recovery.

Results of Operations
---------------------
Net Revenue: Net revenue in the first quarter of 2004 of $318.6 million was 8.1 percent higher than the net revenue of $294.6 million in the first quarter of 2003. Favorable effects from foreign currency translation accounted for a net revenue increase of 5.2 percent. The currency impact resulted primarily from the euro, which was approximately 18 percent stronger versus the U.S. dollar in the first quarter of 2004 as compared to the first quarter of 2003. Also contributing to the positive currency impact on first quarter net revenue was the stronger Japanese yen, Australian dollar and Canadian dollar as compared to the U.S. dollar. Sales volume contributed to an increase in net revenue of 3.9 percent in the first quarter of 2004 as compared to last year. Volume growth was realized in both the Global Adhesives and Full-Valu/Specialty operating segments, as well as across all four geographic regions, i.e. North America, Europe, Latin America and Asia Pacific. Decreases in average selling prices contributed to a decrease in net revenue of 1.0 percent in the first quarter of 2004 as compared to the first quarter of 2003. Operating segment results reflected an increase in net revenue in the Global Adhesives segment of 9.8 percent as compared to last year and in the Full-Valu/Specialty segment, net revenue increased 4.4 percent as compared to last year's first quarter.

Cost of Sales: First quarter, 2004 cost of sales of $232.8 million was $20.4 million or 9.6 percent higher than the cost of sales in the first quarter of 2003. A significant driver of the cost of sales increase was the effect of stronger foreign currencies, which added approximately $11.4 million to the 2004 cost as compared to the first quarter of 2003. Included in the first quarter, 2003 cost of sales was $1.8 million related to the company's 2002-2003 restructuring initiative. The first quarter of 2004 cost of sales included $1.5 million of costs related to a plant closure and other manufacturing capacity reductions in the Full-Valu/Specialty operating segment. Cost savings resulting from these reductions were $0.3 million in the first quarter and for the full fiscal year of 2004, are expected to exceed the $1.5 million of costs. Although energy prices have risen in recent months, the company's raw material costs did not increase substantially in the first quarter of 2004. Delivery costs did increase $1.5 million, or 16 percent in the first quarter of 2004 as compared to the first quarter of 2003, a direct result of higher fuel costs.

Gross Profit Margin: The gross profit margin in the first quarter of 2004 was
26.9 percent as compared to 27.9 percent in the first quarter of 2003. The 1.0 percent reduction in average selling prices, mentioned above in the 'Net Revenue' discussion, caused a reduction in the first quarter, 2004 gross profit margin of 0.7 percentage points. The $1.5 million of costs related to the plant closure and other capacity reductions in the Full-Valu/Specialty operating segment reduced the consolidated gross profit margin in the first quarter of 2004 by 0.5 percentage points. The $1.8 million of restructuring-related costs incurred in the first quarter of 2003 reduced that quarter's gross profit margin by 0.6 percentage points.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $75.4 million in the first quarter of 2004 were $4.5 million or 6.3 percent more than the SG&A expenses incurred in the first quarter of 2003. Last year's expenses included $2.6 million of costs related to the 2002-2003 restructuring initiative. Also included in last year's expenses were $0.7 million of credits related to insurance and other litigation settlements. The relative weakness of the U.S. dollar against foreign currencies accounted for approximately $3.0 million of additional SG&A expenses in the first quarter of 2004 as compared to the same period in 2003. Also contributing to the increase in SG&A expenses in 2004 were $1.7 million of costs related to specific growth initiatives. Included in the $1.7 million was $0.8 million related to the deployment of Lean Six Sigma/SM/, a tool management will use to execute growth strategies. Other growth initiatives included the opening of new stores in 2003 in the paints business in Central America and increasing sales coverage to support the sales growth being realized in China. In addition, the company incurred approximately $0.6 million more costs for legal and other product liability costs related to the exterior insulated finish systems product line as discussed in Part II, Item 1 'Legal Proceedings' later in this report.

As a percentage of net revenue SG&A expenses were 23.7 percent in the first quarter of 2004 as compared to 24.1 percent in the first quarter of 2003.

Interest Expense: Interest expense was $3.6 million in the first quarter of 2004 as compared to $3.8 million in the first quarter of 2003. Lower average outstanding debt levels were the primary reason for the lower interest expense.

Other Expense, Net: Other expense, net was $0.9 million in the first quarter of 2004 as compared to expense of $2.7 million in the first quarter of 2003. The 2003 expense included $2.4 million of foreign currency transaction and translation losses, primarily related to fluctuations in the British pound as compared to the euro. In the first quarter of 2004 the foreign currency losses were $0.7 million.

Income Taxes: The effective income tax rate in the first quarter of 2004 was 32 percent as compared to 34.3 percent in the first quarter of 2003. In the 2003 rate, tax savings of $1.4 million related to the $4.5 million of pretax restructuring-related charges increased the overall effective tax rate by 1.3 percentage points.

Net Income: Net income of $4.6 million in the first quarter of 2004 was $1.4 million or 42.1 percent more than the net income recorded in the first quarter of 2003. Net charges of $3.1 million ($0.11 per share) related to the 2002-2003 restructuring initiative were included in the first quarter 2003 net income. Income per diluted share was $0.16 in the first quarter of 2004 as compared to $0.11 in the first quarter of 2003.

Operating Segment Results
-------------------------
Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses. Charges/(credits) attributed to the restructuring initiative are excluded from the operating results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $222.1 million in the first quarter of 2004 was
9.8 percent more than the net revenue of $202.2 million recorded in the first quarter of 2003. Positive currency effects, primarily due to the stronger euro as compared to the U.S. dollar, accounted for a 6.5 percent increase in net revenue in the quarter. Sales volume accounted for a net revenue increase of 4.5 percent in the first quarter of 2004 as compared to the first quarter of 2003. Improved economies, new product sales, new customers and recovery of previously lost customers all contributed to the volume growth. Significant growth was recorded in the automotive, footwear, assembly and packaging reporting units. All four major geographic regions had growth in sales volume in the first quarter of 2004 as compared to the same period last year. The Asia Pacific region continues to be the company's leading growth area. Decreases in average selling prices accounted for a 1.2 percent decrease in net revenue in the quarter as the competitive bidding process continues to drive overall prices lower than recent levels. The gross profit margin in the first quarter of 2004 was 1.5 percentage points less than the first quarter of 2003 primarily due to the lower average selling prices in 2004. SG&A expenses in the first quarter of 2004 increased $5.9 million or 14.2 percent from the first quarter of 2003. Currency effects accounted for approximately half of the expense increase. Other expense increases resulted from growth-related initiatives such as Lean Six Sigma/SM/ and sales and marketing expenses to support the rapid growth in the Asia Pacific region. The Global Adhesives operating income for the first quarter of 2004 was $7.0 million as compared to $10.9 million in the first quarter of 2003. As a percent of net revenue the 2004 operating income was 3.1 percent and the 2003 operating income was 5.4 percent.

Full-Valu/Specialty: Net revenue was $96.5 million in the first quarter of 2004 as compared to $92.4 million in the first quarter of 2003. This increase of
4.4 percent resulted from sales volume increases that contributed 2.7 percent, foreign currency effects of a positive 2.3 percent and average selling price decreases that accounted for a decrease in net revenue of 0.6 percent. Significant growth was achieved in the windows market in North America, the consumer market in Australia and the powder coatings market in both the U.S. and Europe. The gross profit margin was 1.6 percentage points lower in the first quarter of 2004 as compared to the first quarter of 2003. This was primarily due to costs of $1.5 million related to a plant closure in Canada and capacity reductions in one facility in the U.S. Cost of sales savings related to these initiatives were $0.3 million in the first quarter and for the full year of 2004 are expected to exceed the costs incurred. SG&A expenses increased $1.2 million, or 4.5 percent in the first quarter of 2004 as compared to the first quarter of 2003. Legal and other product liability costs associated with the company's exterior insulated finish systems product line accounted for approximately $0.6 million of the year-over-year expense increase. Operating income in the Full-Valu/Specialty segment was $3.4 million in the first quarter of 2004 as compared to $4.7 million in the first quarter of 2003. As a percent of net revenue, the operating income was 3.5 percent in 2004 as compared to 5.1 percent in the first quarter of 2003.

Restructuring and other Related Costs
-------------------------------------
The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company's fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31.8 million and $8.4 million in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan.
Of liabilities accrued as part of the plan, $4.6 million remained as of November 29, 2003 and $4.1 million remained as of February 28, 2004. Details of the restructuring activity for fiscal 2004 are as follows:

(in thousands)
                                            Employee
                                           Severance
                                          and Benefits    Other       Total
                                          ------------------------------------
Total liabilities at November 29, 2003    $      1,009  $    3,548  $    4,557
Currency change effect                              --         177         177
Cash payments                                     (431)       (244)       (675)
                                          ------------------------------------
Total liabilities at February 28, 2004             578       3,481       4,059
Long-term portion of liabilities                    --      (2,629)     (2,629)
                                          ------------------------------------
Current liabilities at February 28, 2004  $        578  $      852  $    1,430
                                          ====================================

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $4.0 million of gains on sales of impacted assets. As of February 28, 2004, three facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $7.8 million.

Liquidity and Capital Resources
-------------------------------

Cash Flows from Operating Activities: Net cash used in operating activities was $5.0 million in the first quarter of 2004 as compared to $16.4 million used in the first quarter of 2003. It is not uncommon for the company to experience negative cash flow from operating activities in the first quarter of each year, as the first quarter is generally the lowest earnings quarter of the year. Another reason cash flows may be negative is that working capital investment tends to increase toward the end of the first quarter to prepare for the increased volume of sales in the second quarter. A key factor in the reduced use of cash of $11.4 million in the first quarter of 2004 versus the first quarter of 2003 was that management incentive compensation payments were approximately $8.0 million in the first quarter of 2003 as compared to zero in the first quarter of 2004. Changes in net working capital (trade accounts receivable, inventory and accounts payable) accounted for a use of cash of $12.0 million in the first quarter of 2004 as compared to a use of cash of $16.2 million in the first quarter of 2003. Trade accounts receivable days outstanding were 66 days as of February 28, 2004 as compared to 64 days as of March 1, 2003. Inventory days on hand were 60 days at the end of the first quarter, 2004 and 62 days at the end of the first quarter, 2003. Net working capital as a percent of annualized (current quarter x 4) net revenue was
22.3 percent at February 28, 2004 and 22.1 percent at March 1, 2003.

A key metric tracked by management is free cash flow, defined as cash from operating activities, minus capital expenditures and cash dividends. Free cash flow was negative $14.5 million in the first quarter of 2004 as compared to negative $28.1 million in the first quarter of 2003.

Cash Flows from Investing Activities: Capital expenditures in the first quarter of 2004 were $6.3 million as compared to $8.5 million in the first quarter of 2003. Approximately 40 percent of capital expenditures in the first quarter of 2004 were for information technology projects. The company sold its ten percent ownership position in a biopolymer company in the first quarter of 2004 for $1.9 million, resulting in a pretax gain of $0.4 million. Also in the first quarter of 2004, the company paid $1.0 million for a four- percent ownership position in another technology company.

Cash Flows from Financing Activities: Net cash provided from financing activities was $8.0 million in the first quarter of 2004 as compared to $22.0 million in the first quarter of 2003. Short-term borrowings increased $11.1 million in the first quarter of 2004 as compared to $8.5 million in the first quarter of 2003. The financing activities in the first quarter of 2003 also included proceeds from long-term debt of $31.2 million, partially offset by the repayment of long-term debt of $14.8 million. The increased borrowings in the first quarter of both 2004 and 2003 were primarily a result of negative free cash flow. Cash dividends paid were $3.2 million in the first quarter of 2004 and $3.1 million in the first quarter of 2003.

Forward-Looking Statements and Risk Factors
-------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the company's actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company hereby identifies important factors which could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management's best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language which may be made elsewhere in this Quarterly Report on Form 10-Q.

Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company's products. Many of the company's direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company's financial condition and results of operations until such business is replaced. No assurances can be made that the company would be able to regain or replace lost customers.

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

Litigation: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. Claims could result in significant legal expenditures and/or substantial damages. Please refer to Part II Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for a discussion of litigation matters related to exterior insulated finish systems and asbestos.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

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

Management believes that probable near-term changes in interest rates would not materially affect consolidated financial position, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of February 28, 2004 would be approximately $0.2 million.

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

From a sensitivity analysis viewpoint, based on first quarter 2004 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $0.4 million.

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

Management's objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but rarely limit the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures
-------------------------------

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company's chief executive officer and chief financial officer, of the company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the company's internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

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

Currently the company is involved in administrative proceedings or lawsuits relating to 26 sites. This number includes contaminated sites where the company's sole involvement to date has been responding to a formal request for information. The estimated response costs for all potentially responsible parties at these sites is in excess of $1.0 billion and the range of claims for individual sites is from $1.5 to $600 million, but the amounts claimed against the company at many of the sites are unknown. At 24 of these sites, the company has entered into participation agreements and consent decrees, tolling agreements exist, or the company has received no further communication after submitting its response for a request for information and/or its' denial of liability. The company's management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of February 28, 2004, the company had reserved $1.9 million, which represents its best estimate of probable liabilities with respect to environmental matters. However, the full extent of the company's future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company's responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

Other Legal Proceedings. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial position, results of operations or cash flows. However, adverse developments could negatively impact net income or cash flows in a particular future period.

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of February 28, 2004, the company's subsidiary was a defendant or co-defendant in approximately 69 lawsuits and 18 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and five lawsuits involving EIFS in commercial or multi-family structures. As of February 28, 2004, the company had recorded $3.0 million for the probable liabilities and $1.1 million for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

During 2003, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid 100 percent of the defense costs associated with the company's asbestos litigation. Prior to 2003, insurance or indemnification had also paid all of the settlement costs associated with these cases. As previously reported, during 2003, the company's insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. The company is pursing additional recovery from the liquidators for the insolvent insurers and claims for coverage from solvent excess insurers. The company and its insurers have also commenced negotiations with respect to the terms of a new cost sharing arrangement which may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount which it deems to be adequate and a corresponding amount for insurance coverage. The company did not settle any asbestos related lawsuits during the first quarter of 2004.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

Exhibits

     12    Computation of Ratios
     31.1  Form of 302 Certification - Albert P.L. Stroucken
     31.2  Form of 302 Certification - John A. Feenan
     32.1  Form of 906 Certification - Albert P.L. Stroucken
     32.2  Form of 906 Certification - John A. Feenan

(b)  Reports on Form 8-K during the quarter ended February 28, 2004.

     On January 15, 2004, a Form 8-K was filed to report the financial results for the year ended November 29, 2003.

--------------------------------------------------------------------------------

Lean Six Sigma/SM/ is a registered service mark of The George Group
Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H.B. Fuller Company


Dated: April 6, 2004                    /s/ John A. Feenan
                                        ----------------------------------------
                                        John A. Feenan
                                        Senior Vice President and
                                        Chief Financial Officer

                                  Exhibit Index

Exhibits

     12    Computation of Ratios
     31.1  Form of 302 Certification - Albert P.L. Stroucken
     31.2  Form of 302 Certification - John A. Feenan
     32.1  Form of 906 Certification - Albert P.L. Stroucken
     32.2  Form of 906 Certification - John A. Feenan