Form 10-Q
period 2004-05-29
FULLER H B CO
filed 2004-07-02
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 29, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-09225

H.B. FULLER COMPANY

(Exact name of Registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Willow Lake Boulevard, Vadnais Heights, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

(651) 236-5900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 28,608,819 as of June 25, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Statement of Consolidated Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net revenue	$363,063	$324,481	$681,637	$619,069
Cost of sales	(262,517)	(234,909)	(495,313)	(447,349)

Gross profit	100,546	89,572	186,324	171,720
Selling, general and administrative expenses	(77,731)	(73,129)	(153,140)	(144,073)
Interest expense	(3,638)	(3,602)	(7,202)	(7,367)
Other expense, net	(2,150)	(614)	(3,084)	(3,294)

Income before income taxes, minority interests, and income from equity investments	17,027	12,227	22,898	16,986
Income taxes	(5,449)	(2,664)	(7,327)	(4,298)
Minority interests in consolidated income	(233)	(292)	(113)	(550)
Income from equity investments	352	495	853	874

Net income	$11,697	$9,766	$16,311	$13,012

Basic income per common share	$0.41	$0.35	$0.57	$0.46

Diluted income per common share	$0.41	$0.34	$0.56	$0.45

Weighted-average common shares outstanding:
Basic	28,402	28,223	28,374	28,212
Diluted	28,853	28,648	28,870	28,654

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

(Unaudited)

	May 29, 2004	November 29, 2003
Assets
Current assets:
Cash and cash equivalents	$10,489	$3,260
Trade receivables	258,576	247,963
Allowance for doubtful accounts	(9,615)	(8,370)
Inventories	154,255	146,571
Other current assets	55,322	59,068

Total current assets	469,027	448,492

Property, plant and equipment, net	352,040	348,653
Other assets	113,104	114,117
Goodwill	88,400	79,414
Other intangibles, net	22,607	16,912

Total assets	$1,045,178	$1,007,588

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$17,251	$11,493
Current installments of long-term debt	933	1,383
Trade payables	131,569	117,001
Accrued payroll and employee benefits	30,503	25,042
Other accrued expenses	31,503	31,040
Income taxes payable	12,063	14,067

Total current liabilities	223,822	200,026

Long-term debt, excluding current installments	160,782	161,047
Accrued pensions	89,264	88,586
Other liabilities	32,061	34,239
Minority interests in consolidated subsidiaries	16,360	14,352

Total liabilities	522,289	498,250

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1.00 per share	28,581	28,435
Shares issued and outstanding were 28,581,492 and 28,435,000, respectively
Additional paid-in capital	44,763	41,324
Retained earnings	447,681	437,575
Accumulated other comprehensive income	3,688	3,044
Unearned compensation - restricted stock	(1,824)	(1,040)

Total stockholders’ equity	522,889	509,338

Total liabilities and stockholders’ equity	$1,045,178	$1,007,588

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 29, 2004	May 31, 2003
Cash flows from operating activities:
Net income	$16,311	$13,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,105	25,486
Change in assets and liabilities:
Accounts receivables, net	2,832	(1,874)
Inventories	(3,708)	(7,191)
Other assets	(2,399)	(730)
Accounts payables	5,434	(5,065)
Accrued payroll / employee benefits and other accrued expenses	2,894	(5,028)
Restructuring liability	(950)	(3,445)
Income taxes payable	(3,148)	262
Accrued pensions	(1,808)	1,498
Other liabilities	1,894	5,182
Other	(1,444)	(2,555)

Net cash provided by operating activities	43,013	19,552

Cash flows from investing activities:
Purchased property, plant and equipment	(13,859)	(15,775)
Purchased business, net of cash acquired	(22,190)	(1,742)
Purchased investment	(1,000)	(1,000)
Proceeds from sale of investment	1,877	—
Proceeds from sale of property, plant and equipment	361	327
Other	1,705	—

Net cash used in investing activities	(33,106)	(18,190)

Cash flows from financing activities:
Proceeds from long-term debt	—	11,200
Repayment of long-term debt	(2,491)	(6,018)
Net proceeds from notes payable	4,480	2,372
Dividends paid	(6,491)	(6,316)
Other	1,814	300

Net cash (used in) provided by financing activities	(2,688)	1,538

Effect of exchange rate changes	10	(694)

Net change in cash and cash equivalents	7,229	2,206
Cash and cash equivalents at beginning of period	3,260	3,666

Cash and cash equivalents at end of period	$10,489	$5,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,591	$4,393
Cash paid for income taxes	$8,457	$8,094

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.	Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended November 29, 2003 as filed with the Securities and Exchange Commission.

2.	Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income, as reported	$11,697	$9,766	$16,311	$13,012
Add back: Stock-based employee compensation expense recorded	163	182	235	305

Net income excluding stock-based compensation	11,860	9,948	16,546	13,317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(803)	(663)	(1,291)	(1,263)

Pro forma net income	$11,057	$9,285	$15,255	$12,054

Basic income per share:
As reported	$0.41	$0.35	$0.57	$0.46
Pro forma	$0.39	$0.33	$0.54	$0.43
Diluted income per share:
As reported	$0.41	$0.34	$0.56	$0.45
Pro forma	$0.38	$0.32	$0.53	$0.42

Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

3.	Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Weighted-average common shares – basic	28,402,408	28,222,965	28,374,466	28,211,748
Equivalent shares – stock-based compensation plans	450,497	425,129	495,850	442,033

Weighted-average common shares – diluted	28,852,905	28,648,094	28,870,316	28,653,781

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 5,980 and 37,504 for the three-month periods ended May 29, 2004 and May 31, 2003 and 4,368 and 28,182 for the six-month periods ended May 29, 2004 and May 31, 2003, respectively, as the results would have been anti-dilutive.

4.	Comprehensive Income: The components of total comprehensive income follows:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income	$11,697	$9,766	$16,311	$13,012
Other comprehensive income
Foreign currency translation, net	(4,656)	8,857	644	18,467

Total comprehensive income	$7,041	$18,623	$16,955	$31,479

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	May 29, 2004	November 29, 2003
Foreign currency translation adjustment	$20,035	$19,391
Minimum pension liability	(16,347)	(16,347)

Total accumulated other comprehensive income	$3,688	$3,044

5.	Inventories: The composition of inventories follows:

	May 29, 2004	November 29, 2003
Raw materials	$64,341	$58,743
Finished goods	99,955	97,943
LIFO reserve	(10,041)	(10,115)

	$154,255	$146,571

6.	Restructuring and Other Related Costs: The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31,781 and $8,428 in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Of liabilities accrued as part of the plan, $4,557 remained as of November 29, 2003 and $3,688 remained as of May 29, 2004. Details of the restructuring activity for fiscal 2004 are as follows:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	70	70
Cash payments	(483)	(456)	(939)

Total liabilities at May 29, 2004	526	3,162	3,688
Long-term portion of liabilities	—	(2,318)	(2,318)

Current liabilities at May 29, 2004	$526	$844	$1,370

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $3,999 of gains on sales of impacted assets. As of May 29, 2004, two facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $5,891.

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

As of May 29, 2004, the company had forward foreign currency contracts maturing between June 1, 2004 and December 15, 2004. The mark-to-market effect associated with these contracts were net losses of $428 at May 29, 2004.

8.	Operating Segments: Segment data for the quarter follows:

	13 Weeks Ended
	May 29, 2004			May 31, 2003
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$256,171	$334	$13,586	$227,199	$1,311	$14,133
Full-Valu/Specialty	106,892	309	9,229	97,282	271	5,500
Corporate and Unallocated	—	(643)	—	—	(1,582)	—

Total	$363,063	$—	$22,815	$324,481	$—	$19,633

	26 Weeks Ended
	May 29, 2004			May 31, 2003
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$478,269	$674	$20,545	$429,404	$2,447	$25,066
Full-Valu/Specialty	203,368	511	12,639	189,665	375	10,233
Corporate and Unallocated	—	(1,185)	—	—	(2,822)	—

Total	$681,637	$—	$33,184	$619,069	$—	$35,299

Consistent with the company’s internal management reporting, net charges related to the restructuring plan are excluded from the segment operating income results.

Reconciliation of Operating Income to Income before Income Taxes:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Operating income	$22,815	$19,633	$33,184	$35,299
Restructuring and other related costs	—	(3,190)	—	(7,652)
Interest expense	(3,638)	(3,602)	(7,202)	(7,367)
Other expense, net	(2,150)	(614)	(3,084)	(3,294)

Income before income taxes	$17,027	$12,227	$22,898	$16,986

9.	Commitments and Contingencies

Environmental: The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. As of May 29, 2004, and May 31, 2003, the company had recorded $1,765 and $1,195, respectively, representing its best probable estimates of aggregate liability of costs of environmental remediation. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits and proceedings will have a material adverse impact on the company’s financial condition, results of operations or cash flows.

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

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 29, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 69 lawsuits and 15 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and eight lawsuits involving EIFS in commercial or multi-family structures. As of May 29, 2004, the company had recorded $3,459 for the probable liabilities and $1,244 for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Insurance and/or indemnification from solvent third parties has paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation applicable to the company.

During 2003, the company’s insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. The company settled three asbestos related lawsuits during the second quarter of 2004 for an aggregate amount of $181. Based on the interim allocation formula, the company’s insurers have paid or are expected to pay at least $113 of these settlement amounts. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

In addition to product liability claims discussed above, the company and its subsidiaries, in the ordinary course of business, are involved in claims or legal proceedings related to its products.

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. The aggregate amount outstanding was $8,307 and $8,950 at May 29, 2004 and November 29, 2003, respectively.

10.	Recently Issued Accounting Standards: In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (“SPEs”). FIN 46R is effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements.

As a result of the adoption of FIN 46R with respect to all other entities, the company’s automotive joint venture was determined to be the primary beneficiary of Autotek Sealants, Inc. (Autotek) and is required to consolidate Autotek in its financial statements effective May 29, 2004. The company’s automotive joint venture has a 48 percent ownership interest in Autotek. The consolidation of Autotek into the company’s automotive joint venture financial statements did not have an effect on the company’s results of operations. (See Note 11.)

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The annual disclosure requirements for the company’s retirement and other postretirement plans apply to fiscal years ending after June 15, 2004 and will be incorporated in the company’s year-end consolidated financial statements for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003, and have been included in Note 13. Interim period disclosure requirements related to contributions are effective for the first fiscal-quarter report following the application of the annual disclosure requirements and will be incorporated in interim period financial statements following the company’s fiscal 2004 year-end.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) that was signed into law in December 2003. Under FSP No. 106-1, the company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The company is evaluating the impact of the Act and FSP No. 106-2. Accordingly, the company’s postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements do not reflect the effects of the Act.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting in

Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations. Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. EITF 03-1 is not expected to have a material effect on the company’s operating results or financial condition.

11.	Autotek Sealants, Inc.: The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The investment was accounted for under the equity method. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. It also supplies approximately 80 percent of Autotek’s raw materials.

The company has determined that Autotek meets the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary. Therefore, effective May 29, 2004, the company adopted FIN 46R and consolidated the balance sheet of Autotek. The company had previously accounted for its investment under the equity method. Accordingly, there was no cumulative effect of an accounting change as a result of the consolidation. The consolidation had the effect of eliminating the automotive joint venture’s $1,745 investment in Autotek; eliminating $3,066 in receivables and the $725 note receivable with Autotek; and recording Autotek’s assets, liabilities and corresponding minority interest liability. The assets and liabilities of Autotek included goodwill of $4,634 and debt of $500, which the automotive joint venture guarantees.

Beginning May 30, 2004, Autotek’s operating results will no longer be reflected as “Income from equity investments.” Rather, the operating results will be reflected broadly across the statement of consolidated income with minority interest representing the portion of the operating results applicable to the minority interest holders. Autotek’s fiscal year-end is December 31. Since the allocation of Autotek’s net income was unaffected by the adoption of FIN 46R, the consolidation of Autotek did not impact the automotive joint venture’s net income.

Had the company consolidated Autotek results of operations beginning December 1, 2002, the company’s pro forma unaudited net revenue would have been reported as $363,908 and $325,406 for the three months ended May 29, 2004 and May 31, 2003, respectively; and $683,347 and $620,993 for the six months ended May 29, 2004 and May 31, 2003, respectively. As the company had previously accounted for its investment under the equity method, there would be no adjustments to the company’s net income or earnings per share for all periods presented.

12.	Acquisition of Probos, S.A.: On March 4, 2004, the company completed the acquisition of the adhesives and resins businesses of Probos, S.A., based in Porto, Portugal as of February 29, 2004. The businesses serve primarily the Portuguese and Spanish markets, with combined annual sales of approximately $30 million. Product lines include water-based, hot melt, reactive and solvent-based adhesives for the assembly, woodworking, footwear and converting industries, and emulsions for the paints, textiles and food product industries. Management believes that adding the adhesives and resins operations of Probos, S.A. to the company’s existing business provides a stronger base from which to grow the company’s business in Europe.

The results of operations of the purchased businesses were included in the company’s consolidated financials beginning on February 29, 2004. Total consideration allocated to the acquired businesses was $21,864, which includes the consideration paid, purchase price adjustment and direct external costs incurred. The preliminary analysis of the valuation of the net assets received involved allocations of the consideration paid to $13,619 of current assets, $13,244 of property, plant and equipment, $3,093 of goodwill, $6,547 of intangible assets and $14,639 of total liabilities. All of the goodwill was assigned to the adhesive segment. Of the $6,547 of acquired intangible assets, $827 was assigned to trademarks / trade names that are not subject to amortization and $5,720 was assigned to customer relationships that have a weighted average life of 18 years. The company expects to complete the purchase price allocation in the third quarter of 2004, upon completion of the external valuation reports.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on December 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 Weeks Ended	26 Weeks Ended
	May 31, 2003	May 29, 2004	May 31, 2003
Net revenue	$331,253	$688,196	$631,377
Net income	$9,753	$16,444	$12,914
Net income per share:
Basic	$0.35	$0.58	$0.46
Diluted	$0.34	$0.57	$0.45

13. Components of Net Periodic Benefit Cost related to Pension and Postretirement Benefit Plans:

	13 Weeks Ended May 29 and May 31
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2004	2003	2004	2003	2004	2003
Service cost	$1,576	$1,396	$619	$639	$434	$387
Interest cost	3,835	3,688	1,549	1,403	945	833
Expected return on assets	(5,724)	(4,763)	(915)	(669)	(991)	(902)
Amortization:
Prior service cost	156	203	(1)	(1)	(324)	(336)
Actuarial (gain)/ loss	94	73	247	322	709	755
Transition amount	(4)	(7)	27	24	—	—
Curtailment (gain)/loss	—	—	—	—	—	(69)

Net periodic benefit cost (benefit)	$(67)	$590	$1,526	$1,718	$773	$668

	26 Weeks Ended May 29 and May 31
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2004	2003	2004	2003	2004	2003
Service cost	$3,152	$2,793	$1,237	$1,265	$868	$773
Interest cost	7,669	7,375	3,101	2,765	1,890	1,666
Expected return on assets	(11,448)	(9,526)	(1,827)	(1,326)	(1,982)	(1,803)
Amortization:
Prior service cost	311	407	(2)	(1)	(648)	(672)
Actuarial (gain)/ loss	188	146	491	641	1,418	1,510
Transition amount	(7)	(14)	54	47	—
Curtailment (gain)/loss	—	—	—	—	—	(138)

Net periodic benefit cost (benefit)	$(135)	$1,181	$3,054	$3,391	$1,546	$1,336

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key factors impacting the company’s second quarter financial results were revenue growth, increases in raw material prices, improved net cash provided by operating activities and the purchase of an adhesives business in Portugal. The company’s net revenue increased 11.9 percent from the second quarter of 2003 with over half of that increase resulting from increases in sales volume. The economic upturn in the U.S.

and continued double-digit growth in the Asia Pacific region were primary reasons for the sales volume growth. Increases in the prices of crude oil and natural gas did result in raw material cost increases during the quarter as compared to the second quarter of last year. The raw material increases combined with the significant competitive price pressure in the adhesives industry, continued to put pressure on the company’s gross profit margin.

The company’s net cash provided by operating activities in the second quarter increased nearly $12 million or 33 percent over the same period last year. A strong focus on reducing net working capital was a key contributor to the increase in net cash provided by operating activities. On March 4, 2004, the company completed the purchase of the adhesives and resins business of Probos, S.A., based in Porto, Portugal, effective February 29, 2004. The acquisition contributed over $8 million in net revenue and $0.3 million of net income to the second quarter results. Adding these operations to the company’s existing portfolio provides a stronger base from which to grow the company’s business in Europe.

The financial results of the third and fourth quarters of 2004 will be heavily dependent on the company’s ability to pass raw material cost increases on to its customers. Competitive pressures on selling prices remain high so it is possible that the company’s gross profit margin will decrease in future periods. The company has several growth generation and cost reduction initiatives underway as a result of the implementation of Lean Six SigmaSM. Management expects the benefits of these initiatives to increase in the second half of the year as compared to the first half, thereby helping to mitigate the effects of raw material cost increases.

Results of Operations

Net Revenue: Net revenue in the second quarter of 2004 of $363.1 million was 11.9 percent higher than the net revenue of $324.5 million in the second quarter of 2003. Increased sales volume contributed to increases in net revenue of 6.4 percent. This marked the third consecutive quarter of volume growth on a year-over-year comparison, beginning with 2.2 percent growth in the fourth quarter of 2003 and 3.9 percent in the first quarter of 2004. Both the Global Adhesives and Full-Valu/Specialty operating segments experienced volume growth during the quarter, as well as all four major geographic regions, i.e. North America, Europe, Latin America and Asia Pacific. Favorable effects from foreign currency translation accounted for a net revenue increase of 3.9 percent. The currency impact resulted primarily from the euro, which was approximately 14 percent stronger versus the U.S. dollar in the second quarter of 2004 as compared to the second quarter of 2003. Also contributing to the positive currency impact on second quarter net revenue was the stronger Japanese yen, Australian dollar and Canadian dollar as compared to the U.S. dollar. Sales from the new businesses in Portugal of $8.6 million in the second quarter accounted for an increase of 2.6 percent in the consolidated net revenue as compared to last year. Decreases in average selling prices contributed to a 1.0 percent decrease in net revenue in the second quarter of 2004 as compared to the second quarter of 2003. Operating segment results reflected an increase in net revenue in the Global Adhesives segment and the Full-Valu/Specialty segment as compared to the second quarter of 2003 of 12.8 percent and 9.9 percent, respectively.

Through the first six months of 2004 net revenue of $681.6 million was 10.1 percent more than the $619.1 million recorded in the first six months of 2003. The increase of 10.1 percent was accounted for as follows:

•	Volume growth	5.1 percent
•	Currency exchange effects	4.5 percent
•	Probos acquisition	1.4 percent
•	Average selling price decreases	(0.9) percent

The Global Adhesives segment had net revenue growth of 11.4 percent for the first six months of 2004 and the Full-Valu/Specialty segment reflected an increase in net revenue of 7.2 percent as compared to the first half of 2003.

Cost of Sales: Second quarter, 2004 cost of sales of $262.5 million was $27.6 million or 11.8 percent higher than the cost of sales in the second quarter of 2003. Increased sales volume was the main factor in the cost of sales increase. Another significant driver of the cost of sales increase was the effect of stronger foreign currencies, which added approximately $8.9 million to the 2004 cost of sales as compared to the second quarter of 2003. The recent increases in energy prices resulted in increases in raw material costs of an estimated $2.1 million for the second quarter of 2004. Helping to mitigate the impact of the energy-related cost increases were benefits realized from the company’s strategic sourcing team (SST) initiative. These teams focus on key areas of spending such as raw materials and containers, with the objective of lowering the company’s overall cost levels. Delivery costs increased $1.9 million, or 17 percent in the second quarter of 2004 as compared to the second quarter of 2003, a direct result of higher fuel costs. Included in the second quarter, 2003 cost of sales was $1.6 million related to the company’s 2002-2003 restructuring initiative.

Through six months of 2004 cost of sales of $495.3 million was $48.0 million or 10.7 percent more than the cost of sales in the first six months of 2003. The 5.1 percent increase in year-to-date sales volume was the main reason for the increase. The currency exchange impact added approximately $20 million dollars to the 2004 cost of sales. The impact from energy prices on raw material prices was an estimated increase of $4.4 million. Last year’s cost of sales included $3.4 million related to the restructuring initiative.

Gross Profit Margin: The gross profit margin in the second quarter of 2004 was 27.7 percent as compared to 27.6 percent in the second quarter of 2003. The 1.0 percent reduction in average selling prices, mentioned above in the ‘Net Revenue’ discussion, caused a reduction in the second quarter, 2004 gross profit margin of 0.6 percentage points. The $1.6 million of restructuring-related costs incurred in the second quarter of 2003 reduced that quarter’s gross profit margin by 0.5 percentage points.

For the first six months of 2004 the gross profit margin was 27.3 percent as compared to 27.7 percent in the first half of 2003. The reduction in average selling prices reduced the 2004 margin by 0.6 percentage points and the restructuring-related costs incurred in the first half of 2003 reduced the gross profit margin of that period by 0.6 percentage points. The remaining difference of 0.4 percentage points between the margin of 2004 versus 2003 was the effect of higher raw material costs in 2004 as compared to 2003.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $77.7 million in the second quarter of 2004 were $4.6 million or 6.3 percent more than the SG&A expenses incurred in the second quarter of 2003. As a percent of net revenue the SG&A expenses were 21.4 percent in the second quarter of 2004 versus 22.5 percent in the second quarter of 2003. Last year’s expenses included $1.6 million of costs related to the 2002-2003 restructuring initiative. The relative weakness of the U.S. dollar against foreign currencies accounted for approximately $2.4 million of additional SG&A expenses in the second quarter of 2004 as compared to the same period in 2003. The Probos business added approximately $1.4 million to the SG&A expenses of the second quarter of 2004. Also contributing to the increase in SG&A expenses in 2004 were $1.7 million of costs related to specific growth and cost-saving initiatives. Included in the $1.7 million was $1.0 million related to the deployment of Lean Six SigmaSM, a tool management is using to execute both growth and cost-saving strategies. Other initiatives included the opening of new stores in the paints business in Central America and increasing sales coverage to support the sales growth realized in China. Compliance costs associated with section 404 of the Sarbanes-Oxley Act were approximately $0.6 million higher in the second quarter of 2004 as compared to the same period in 2003.

Through six months of 2004, SG&A expenses were $153.1 million as compared to $144.1 million through the first six months of 2003. As a percent of net revenue the 2004 SG&A expenses were 22.5 percent and the 2003 expenses were 23.3 percent. The 2003 expenses included $4.2 million of restructuring-related costs. The foreign exchange impact increased the SG&A expenses $5.5 million in 2004 as compared to 2003. Costs related to the Lean Six SigmaSM and other growth and cost-savings initiatives added $3.4 million to the SG&A expenses in the first half of 2004. Other SG&A expense increases in the first half of 2004 as compared to the first half of 2003 were expenses related to the Probos business of $1.4 million and Sarbanes-Oxley costs of $0.7 million.

Interest Expense: Interest expense was $3.6 million in the second quarter of both 2004 and 2003. Even with an acquisition during the quarter of nearly $22 million, debt levels decreased during the second quarter of 2004 from the first quarter of 2004 by $5.8 million. Strong net cash provided by operating activities allowed for the debt level to be reduced. Through six months of 2004, interest expense was $7.2 million as compared to $7.4 million for the same period in 2003.

Other Expense, Net: Other expense, net was $2.2 million in the second quarter of 2004 as compared to expense of $0.6 million in the second quarter of 2003. The 2004 expense included $0.8 million of foreign currency transaction and remeasurement losses as compared to currency gains of $0.3 million in the second quarter of 2003.

Other expense, net for the first half of 2004 was $3.1 million as compared to $3.3 million in the first half of 2003. Currency transaction and remeasurement losses were $1.5 million in the first half of 2004 and $2.1 million for the same period in 2003.

Income Taxes: The effective income tax rate in the second quarter and first half of 2004 was 32 percent as compared to 21.8 percent and 25.3 percent in the second quarter and first half of 2003, respectively. In the second quarter of 2003, a one-time tax benefit of $1.5 million was realized associated with the rationalization of our European legal structure. Excluding the $1.5 million tax benefit, the effective tax rates for the second quarter and six months year-to-date of 2003 were 34.0 percent and 34.1 percent, respectively.

Net Income: Net income of $11.7 million in the second quarter of 2004 was $1.9 million or 19.8 percent more than the net income recorded in the second quarter of 2003. Net charges of $2.5 million ($0.09 per share) related to the 2002-2003 restructuring initiative were included in the second quarter 2003 net income. Diluted income per share was $0.41 in the second quarter of 2004 and $0.34 in the second quarter of 2003.

The year-to-date net income of $16.3 million was $3.3 million or 25.4 percent more than the net income realized in the first half of 2003. The diluted income per share was $0.56 and $0.45 in the first six months of 2004 and 2003, respectively. The 2003 net income included net charges of $5.6 million ($0.19 per share) associated with the restructuring initiative.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses. Charges/(credits) attributed to the restructuring initiative are excluded from the operating results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $256.2 million in the second quarter of 2004 was 12.8 percent higher than the net revenue of $227.2 million recorded in the second quarter of 2003. Increases in sales volume contributed to a 5.9 percent increase in net revenue. The automotive and converting reporting units recorded strong volume growth during the second quarter of 2004 as compared to last year. Improved economies, especially in the U.S., new product sales and new customers all contributed to the volume growth during the quarter. Positive currency effects, primarily due to the stronger euro as compared to the U.S. dollar accounted for a 4.6 percent increase in net revenue as compared to the second quarter of 2003. The Probos acquisition accounted for a net revenue increase of 3.8 percent. Decreases in average selling prices contributed to a decrease of 1.5 percent in the second quarter of 2004 as compared to the second quarter of 2003, reflecting the continuation of severe price competition in the adhesives industry. The gross profit margin in the Global Adhesives segment decreased 0.7 percentage points in the second quarter of 2004 due to the reduced selling prices combined with the energy-related raw material cost increases. SG&A expenses increased 14.0 percent in the second quarter of 2004 as compared to last year’s second quarter due to the effects of stronger foreign currencies, the Probos acquisition and the initiatives such as Lean Six SigmaSM and the company’s China sales strategy. Operating income in the second quarter of 2004 of $13.6 million was below last year’s level by $0.5 million or 3.9 percent. As a percentage of net revenue, second quarter operating income was 5.3 percent in 2004 and 6.2 percent in 2003.

For the first half of 2004, net revenue in Global Adhesives was $478.3 million as compared to $429.4 million in the first half of 2003. Year-to-date volume increases contributed to a 5.2 percent increase in net revenue, currency effects contributed to a 5.5 percent increase in net revenue and the Probos business contributed to a 2.0 percent net revenue increase. Decreases in average selling prices caused a 1.3 percent decrease in net revenue. The strongest growth markets for the first half of 2004 were automotive, footwear, assembly and converting. Similar to the second quarter results, the gross profit margin in the first half of 2004 was 1.0 percentage point below the margin recorded in the first half of 2003. Operating income for the first half of 2004 of $20.5 million was 18.0 percent less than the operating income recorded in the first half of 2003.

Full-Valu/Specialty: Net revenue was $106.9 million in the second quarter of 2004 as compared to $97.3 million in the second quarter of 2003. This increase of 9.9 percent resulted from sales volume increases that contributed 7.6 percent, foreign currency effects of a positive 2.1 percent and average selling price increases contributed 0.2 percent. Strong revenue growth was achieved in the hot melt specialty packaging products, the windows market in North America, the consumer market in Australia and the powder coatings market in both the U.S. and Europe. The gross profit margin was 0.5 percentage points higher in the second quarter of 2004 as compared to the second quarter of 2003, reflecting the effects of good leverage from the increased sales volume. Also, cost of sales savings resulting from the first quarter closure of a Canadian facility and capacity reductions in one U.S. facility contributed to the improved margin. SG&A expenses were $27.3 million in the second quarter of both 2004 and 2003. Operating income in the Full-Valu/Specialty segment was $9.2 million in the second quarter of 2004 as compared to $5.5 million in the second quarter of 2003. As a percent of net revenue, the operating income was 8.6 percent in 2004 as compared to 5.7 percent in the second quarter of 2003.

In the first six months of 2004, net revenue in the Full-Valu/Specialty segment of $203.4 million was $13.7 million or 7.2 percent higher than the first six months of 2003. Increases in sales volume contributed to an increase in net revenue of 5.0 percent, currency effects contributed 2.1 percent and average selling prices contributed 0.1 percent. Sales to the window, powder coatings and consumer markets showed the most significant increases in the first half of 2004 as compared to last year. The gross profit margin decreased 0.5 percentage points primarily due to the facility shutdown and other capacity reductions that occurred in the first quarter. The expectation for the full year is that savings associated with those initiatives will more than offset the first quarter costs incurred. SG&A expenses were $1.2 million or 2.2 percent more than the expenses incurred in the first half of 2003. The resulting operating income of $12.6 million was $2.4 million or 23.5 percent higher than the operating income recorded in the first half of 2003. As a percent of net revenue, operating income was 6.2 percent in the first half of 2004 and 5.4 percent in the first half of 2003.

Restructuring and other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31.8 million and $8.4 million in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. Of liabilities accrued as part of the plan, $4.6 million remained as of November 29, 2003 and $3.7 million remained as of May 29, 2004. Details of the restructuring activity for fiscal 2004 are as follows:

(in thousands)
	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	70	70
Cash payments	(483)	(456)	(939)

Total liabilities at May 29, 2004	526	3,162	3,688
Long-term portion of liabilities	—	(2,318)	(2,318)

Current liabilities at May 29, 2004	$526	$844	$1,370

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $4.0 million of gains on sales of impacted assets. As of May 29, 2004, two facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $5.9 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities: Net cash provided by operating activities was $43.0 million in the first six months of 2004 as compared to $19.6 million in the first half of 2003. Changes in net working capital (trade accounts receivable, inventory and accounts payable) provided cash of $4.6 million in the first half of 2004 as compared to a use of cash of $14.1 million in the first half of 2003. Trade accounts receivable days outstanding were 62 days as of May 29, 2004 and May 31, 2003. Inventory days on hand were 59 days at the end of the second quarter, 2004 and 63 days at the end of the second quarter, 2003. Net working capital as a percent of annualized (current quarter x 4) net revenue was 18.7 percent at May 29, 2004 and 20.5 percent at May 31, 2003. Another contributor to the improved cash flows in 2004 as compared to 2003 was that management incentive payments were $8.0 million in the first half of 2003 as compared to zero in the first half of 2004. These payments in 2003 related primarily to the company’s financial results of 2002.

A key metric tracked by management is free cash flow, defined as net cash provided by operating activities, minus purchases of property, plant and equipment and cash dividends. Free cash flow was a positive $22.7 million in the first six months of 2004 as compared to negative $2.5 million in the first half of 2003. Looking at only the second quarter results, free cash flow was positive $37.1 million in 2004 as compared to $25.5 million in 2003.

Cash Flows from Investing Activities: Net cash used in investing activities was $33.1 million in the first six months of 2004 as compared to $18.2 million in the first six months of 2003. The Probos acquisition, discussed in greater detail elsewhere in this report, was the most significant investing activity in the first half of 2004. Cash used for the acquisition was $22.2 million. Capital spending was $13.9 million in the first six months of 2004 as compared to $15.8 million in the first six months of 2003. Approximately 35 percent of the capital spending in 2004 was for Information Technology projects and another 34 percent related to manufacturing capacity expansions and process improvements. The other amount of $1.7 million resulted from the consolidation of Autotek as part of the adoption of FIN 46R.

Cash Flows from Financing Activities: Net cash used in financing activities was $2.7 million in the first half of 2004 as compared to cash provided of $1.5 million in the first half of 2003. In the first half of 2004 total debt increased $5.0 million from the previous year-end and in the first half of 2003, total debt increased $8.2 million. Cash dividends paid were $6.5 million in the first half of 2004 and $6.3 million in the first half of 2003.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company hereby identifies important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language which may be made elsewhere in this Quarterly Report on Form 10-Q.

Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company’s products. Many of the company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company’s financial condition and results of operations until such business is replaced. No assurances can be made that the company would be able to regain or replace lost customers.

Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company’s ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. To date, the company’s expenditures related to environmental matters have not had a material adverse effect on the company’s business, financial condition, results of operations or cash flows. However, the company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Other: Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

The company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

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

Management believes that probable near-term changes in interest rates would not materially affect consolidated financial position, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of May 29, 2004 would be approximately $0.2 million.

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

Management’s objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the local currency. This also applies to services provided and other cross border agreements among subsidiaries.

Management takes steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Management does not enter into any speculative positions with regard to derivative instruments.

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2004, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.2 million.

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

Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but rarely limit the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters. From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws that impose liability for costs relating to the cleanup of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former plants are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in administrative proceedings or lawsuits relating to 26 sites. This number includes contaminated sites where the company’s sole involvement to date has been responding to a formal request for information. The estimated response costs for all potentially responsible parties at these sites is in excess of $1.0 billion and the range of claims for individual sites is from $1.5 to $600 million, but the amounts claimed against the company at many of the sites are unknown. At 24 of these sites, the company has entered into participation agreements and consent decrees, tolling agreements exist, or the company has received no further communication after submitting its response for a request for information and/or its’ denial of liability. The company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of May 29, 2004, the company had reserved $1.8 million, which represents its best estimate of probable liabilities with respect to environmental matters. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

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

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 29, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 69 lawsuits and 15 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and eight lawsuits involving EIFS in commercial or multi-family structures. As of May 29, 2004, the company had recorded $3.5 million for the probable liabilities and $1.2 million for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

As previously reported, over the years, the company has been named as a defendant, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to products manufactured by the company 20 to 30 years ago that contained asbestos. These cases generally seek unspecified damages for asbestos-related diseases. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants and the company is typically a de minimis party.

During 2003, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid 100 percent of the defense costs associated with the company’s asbestos litigation. Prior to 2003, insurance or indemnification had also paid all of the settlement costs associated with these cases. As previously reported, during 2003, the company’s insurers replaced the cost sharing agreement which had provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. The company is pursuing additional recovery from the liquidators for the insolvent insurers and coverage from solvent excess insurers. Negotiations between the company and its insurers continue with respect to the terms of a new cost sharing arrangement which may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount which it deems to be adequate and a corresponding amount for insurance coverage. The company settled three asbestos related lawsuits during the second quarter of 2004 for an aggregate amount of $0.2 million. Based on the interim allocation formula, the company’s insurers have paid or are expected to pay at least $0.1 million of these settlement amounts.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Upon vesting of restricted stock, shares are withheld to cover the employees’ withholding taxes. No shares were withheld during the second quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2004 Annual Meeting of Shareholders was held on April 15, 2004. There was a total of 28,497,324 shares of Common Stock entitled to be cast at the meeting.

(b)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2007 Annual Meeting of Shareholders:

	Common Stock
Director Name	Votes in Favor	Share Votes Withheld
Norbert R. Berg	23,605,005	1,724,771

Knut Kleedehn	23,762,431	1,567,345

John C. van Roden, Jr.	23,712,289	1,617,487

J. Michael Losh, Lee R. Mitau, Alfredo L. Rovira, Albert P. L. Stroucken and R. William Van Sant continued to serve as directors following the meeting. Directors Freeman A. Ford and John. J. Mauriel, Jr. retired at this meeting.

Proposal 2- Proposal to Ratify the Appointment of KPMG LLP as the Registrant’s independent auditors for the fiscal year ending November 27, 2004:

For	Against	Abstain
24,443,512	626,918	259,346

Item 6.

Exhibits and Reports on Form 8-K

Exhibits

10.1	Employment Agreement, dated March 30, 2004, between H.B. Fuller Company and Albert P.L. Stroucken

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

(b)	Reports on Form 8-K during the quarter ended May 29, 2004.

Four reports on Form 8-K were filed during the quarter ended May 29, 2004 to:

1)	Report change in Auditors for the H.B. Fuller Company filed on March 3, 2004.

2)	Report financial results for the quarter ended February 28, 2004 filed on March 24, 2004.

3)	Report change in Auditors for the H.B. Fuller Company Thrift Plan filed on April 23, 2004.

4)	Report change in Auditors for the EFTEC Savings Plan filed on April 26, 2004.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 2, 2004	/s/ John A. Feenan
John A. Feenan
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

10.1	Employment Agreement, dated March 30, 2004, between H.B. Fuller Company and Albert P.L. Stroucken

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan