Form 10-Q
period 2004-08-28
FULLER H B CO
filed 2004-10-04
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 28, 2004

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 28,623,223 as of September 24, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Statement of Consolidated Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net revenue	$349,514	$322,089	$1,031,151	$941,158
Cost of sales	(255,064)	(235,023)	(750,377)	(682,372)

Gross profit	94,450	87,066	280,774	258,786
Selling, general and administrative expenses	(79,078)	(67,838)	(232,218)	(211,910)
Gains (losses) from asset disposals, net	(436)	1,937	(679)	2,047
Interest expense	(3,205)	(3,662)	(10,407)	(11,029)
Other expense, net	(1,139)	(944)	(3,979)	(4,349)

Income before income taxes, minority interests, and income from equity investments	10,592	16,559	33,491	33,545
Income taxes	(1,806)	(4,804)	(9,134)	(9,102)
Minority interests in consolidated income	283	(30)	170	(580)
Income from equity investments	447	561	1,300	1,435

Net income	$9,516	$12,286	$25,827	$25,298

Basic income per common share	$0.33	$0.43	$0.91	$0.90

Diluted income per common share	$0.33	$0.43	$0.89	$0.88

Weighted-average common shares outstanding:
Basic	28,471	28,262	28,407	28,228
Diluted	28,928	28,709	28,889	28,672

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

(Unaudited)

	August 28, 2004	November 29, 2003
Assets
Current assets:
Cash and cash equivalents	$28,612	$3,260
Trade receivables	249,587	247,963
Allowance for doubtful accounts	(9,426)	(8,370)
Inventories	155,920	146,571
Other current assets	54,467	59,068

Total current assets	479,160	448,492

Property, plant and equipment, net	343,251	348,653
Other assets	112,387	114,117
Goodwill	89,535	79,414
Other intangibles, net	21,608	16,912

Total assets	$1,045,941	$1,007,588

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$10,400	$11,493
Current installments of long-term debt	22,933	1,383
Trade payables	132,774	117,001
Accrued payroll and employee benefits	32,649	25,042
Other accrued expenses	32,465	31,040
Income taxes payable	12,139	14,067

Total current liabilities	243,360	200,026

Long-term debt, excluding current installments	138,677	161,047
Accrued pensions	88,963	88,586
Other liabilities	29,940	34,239
Minority interests in consolidated subsidiaries	16,074	14,352

Total liabilities	517,014	498,250

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1.00 per share	28,624	28,435
Shares issued and outstanding were 28,623,513 and 28,435,000, respectively
Additional paid-in capital	45,480	41,324
Retained earnings	453,808	437,575
Accumulated other comprehensive income	2,597	3,044
Unearned compensation - restricted stock	(1,582)	(1,040)

Total stockholders’ equity	528,927	509,338

Total liabilities and stockholders’ equity	$1,045,941	$1,007,588

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net income	$25,827	$25,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,636	40,281
Change in assets and liabilities:
Accounts receivables, net	5,767	(399)
Inventories	(5,785)	(6,241)
Other assets	(1,017)	86
Accounts payables	6,668	(12,371)
Accrued payroll / employee benefits and other accrued expenses	5,901	(16,043)
Restructuring liability	(1,422)	(5,894)
Income taxes payable	(3,029)	947
Accrued pensions	(1,861)	(11,095)
Other liabilities	4,011	6,963
Other	(1,528)	(2,773)

Net cash provided by operating activities	75,168	18,759

Cash flows from investing activities:
Purchased property, plant and equipment	(19,561)	(27,492)
Purchased business, net of cash acquired	(20,683)	(2,106)
Purchased investment	(1,000)	(1,000)
Proceeds from sale of investment	1,877	—
Proceeds from sale of property, plant and equipment	1,177	3,078
Other	1,705	—

Net cash used in investing activities	(36,485)	(27,520)

Cash flows from financing activities:
Proceeds from long-term debt	—	14,650
Repayment of long-term debt	(2,602)	(6,106)
Net (payments) proceeds (on) from notes payable	(2,828)	7,715
Dividends paid	(9,782)	(9,512)
Other	2,029	789

Net cash (used in) provided by financing activities	(13,183)	7,536

Effect of exchange rate changes	(148)	(578)

Net change in cash and cash equivalents	25,352	(1,803)
Cash and cash equivalents at beginning of period	3,260	3,666

Cash and cash equivalents at end of period	$28,612	$1,863

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,920	$10,811
Cash paid for income taxes	$12,131	$10,322

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.	Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended November 29, 2003 as filed with the Securities and Exchange Commission.

2.	Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	13 Weeks Ended		39 Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net income, as reported	$9,516	$12,286	$25,827	$25,298
Add back: Stock-based compensation expense recorded	195	409	430	714

Net income excluding stock-based compensation	9,711	12,695	26,257	26,012
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(734)	(887)	(2,025)	(2,150)

Pro forma net income	$8,977	$11,808	$24,232	$23,862

Basic income per share:
As reported	$0.33	$0.43	$0.91	$0.90
Pro forma	$0.32	$0.42	$0.85	$0.85
Diluted income per share:
As reported	$0.33	$0.43	$0.89	$0.88
Pro forma	$0.31	$0.41	$0.84	$0.83

Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

3.	Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Weighted-average common shares – basic	28,470,729	28,261,740	28,406,554	28,228,412
Equivalent shares – stock-based compensation plans	456,775	447,594	482,824	443,787

Weighted-average common shares – diluted	28,927,504	28,709,334	28,889,378	28,672,199

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 9,097 and 36,578 for the three-month periods ended August 28, 2004 and August 30, 2003 and 5,944 and 30,980 for the nine-month periods ended August 28, 2004 and August 30, 2003, respectively, as the results would have been anti-dilutive.

4.	Comprehensive Income: The components of total comprehensive income follows:

	13 Weeks Ended		39 Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net income	$9,516	$12,286	$25,827	$25,298
Other comprehensive income
Foreign currency translation, net	(1,091)	(6,464)	(447)	12,003

Total comprehensive income	$8,425	$5,822	$25,380	$37,301

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income

	August 28, 2004	November 29, 2003
Foreign currency translation adjustment	$18,944	$19,391
Minimum pension liability	(16,347)	(16,347)

Total accumulated other comprehensive income	$2,597	$3,044

5.	Inventories: The composition of inventories follows:

	August 28, 2004	November 29, 2003
Raw materials	$67,625	$58,743
Finished goods	98,763	97,943
LIFO reserve	(10,468)	(10,115)

	$155,920	$146,571

6.	Restructuring and Other Related Costs: The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31,781 and $8,428 in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $3,172 and $4,557 as of August 28, 2004 and November 29, 2003, respectively. Details of the restructuring activity for fiscal 2004 are as follows:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	(256)	(256)
Cash payments	(538)	(591)	(1,129)

Total liabilities at August 28, 2004	471	2,701	3,172
Long-term portion of liabilities	—	(1,806)	(1,806)

Current liabilities at August 28, 2004	$471	$895	$1,366

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $3,999 of gains on sales of impacted assets. As of August 28, 2004, two facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $5,749.

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

As of August 28, 2004, the company had forward foreign currency contracts maturing between August 30, 2004 and July 6, 2005. The mark-to-market effect associated with these contracts was net losses of $94 at August 28, 2004.

8.	Operating Segments: Segment data for the quarter follows:

	13 Weeks Ended
	August 28, 2004			August 30, 2003
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$243,046	$230	$6,171	$223,638	$1,247	$12,623
Full-Valu/Specialty	106,468	180	9,201	98,451	267	7,633

Total	$349,514		$15,372	$322,089		$20,256

	39 Weeks Ended
	August 28, 2004			August 30, 2003
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$721,316	$904	$26,715	$653,042	$3,694	$37,690
Full-Valu/Specialty	309,835	690	21,841	288,116	642	17,866

Total	$1,031,151		$48,556	$941,158		$55,556

Consistent with the company’s internal management reporting, net charges related to the restructuring plan are excluded from the segment operating income results.

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		39 Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Operating income	$15,372	$20,256	$48,556	$55,556
Restructuring and other related costs	—	927	—	(6,725)
Gains (losses) from asset disposals, net	(436)	(18)	(679)	92
Interest expense	(3,205)	(3,662)	(10,407)	(11,029)
Other expense, net	(1,139)	(944)	(3,979)	(4,349)

Income before income taxes, minority interests and income from equity investments	$10,592	$16,559	$33,491	$33,545

9.	Commitments and Contingencies

Environmental: The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is currently investigating soil contamination at one of the company’s facilities in Brazil. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. During the third quarter of 2004, the company recorded a liability of $120 related to expected investigation expenses for this site. Once the scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Brazilian facility. As of August 28, 2004, and August 30, 2003, the company had recorded $1,632 and $1,710, respectively, representing its best probable estimates of aggregate liability of costs of environmental remediation. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits, proceedings and investigations will have a material adverse impact on the company’s financial condition, results of operations or cash flows.

Product Liability: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse impact on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact net income or cash flows in a particular future reporting period.

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 28, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 83 lawsuits and 11 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and seven lawsuits involving EIFS in commercial or multi-family structures. As of August 28, 2004, the company had recorded $3,578 for the probable liabilities and $1,324 for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

During 2003, the company’s insurers replaced the cost sharing agreement that had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. To the extent the company can reasonably estimate the amount of its probable liability for asbestos-related claims, the company establishes a financial reserve and a corresponding amount for insurance coverage. During the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. Subject to finalization of certain terms and conditions of the settlement, the company has agreed to contribute $3,520 towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers are expected to pay approximately $1,211.

In addition to product liability claims discussed above, the company and its subsidiaries, in the ordinary course of business, are involved in claims or legal proceedings related to its products.

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. The aggregate amount outstanding was $7,678 and $8,950 at August 28, 2004 and November 29, 2003, respectively.

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

As a result of the adoption of FIN 46R with respect to all other entities, the company’s automotive joint venture was determined to be the primary beneficiary of Autotek Sealants, Inc. (Autotek) and was required to consolidate Autotek in its financial statements effective May 29, 2004. The company’s automotive joint venture has a 48 percent ownership interest in Autotek. The consolidation of Autotek into the company’s automotive joint venture financial statements affected the company’s results of operations beginning with the thirteen weeks ended August 28, 2004. (See Note 11.)

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

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) that was signed into law in December 2003. Under FSP No. 106-1, the company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The company adopted FSP No. 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Other Postretirement Benefits obligation (APBO) is recognized over future periods. This reduction in the APBO is due to a subsidy available on benefits provided to plan participants determined to be actuarially equivalent to the Act. Based on the current guidance of determining actuarial equivalence, the company has only been able to determine that some of the plan participants qualify the company for the subsidy. As required by FSP No. 106-2, the company’s actuaries, performed a remeasurment on the plan on February 29, 2004, which used a revised discount rate, and determined that after taking the subsidy into consideration on these participants, there is a reduction in the APBO of approximately $3,049. It is possible that after additional guidance on determining actuarial equivalence is issued, the company may be able to recognize an additional reduction to the APBO due to additional plan participants qualifying for the subsidy. The postretirement benefits expense for the third and fourth quarters of 2004 calculated in the February 29, 2004 remeasurement was $313 less than the original 2004 measurement calculated on August 31, 2003. This means that the second half of 2004 will contain $625 less postretirement expense than the first two quarters of 2004.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on debt securities that are impaired because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16. EITF 03-1 is not expected to have a material effect on the company’s financial position, results of operations or cash flows.

11.	Autotek Sealants, Inc.: The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The investment was accounted for under the equity method. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. It also supplies approximately 40 percent of Autotek’s raw materials.

The company determined that Autotek met the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary. Therefore, effective May 29, 2004, the company adopted FIN 46R and consolidated the balance sheet of Autotek. The company had previously accounted for its investment under the equity method. Accordingly, there was no cumulative effect of an accounting change as a result of the consolidation. The consolidation had the effect of eliminating the automotive joint venture’s $1,745 investment in Autotek; eliminating $2,437 in receivables and the $725 note receivable with Autotek; and recording Autotek’s assets, liabilities and corresponding minority interest liability. The assets and liabilities of Autotek included goodwill of $4,634 and debt of $500, which the automotive joint venture guarantees.

Beginning May 30, 2004, Autotek’s operating results were no longer reflected as “Income from equity investments.” Rather, the operating results were reflected broadly across the statement of consolidated income with minority interest representing the portion of the operating results applicable to the minority interest holders. Autotek’s fiscal year-end is December 31. Since the allocation of Autotek’s net income was unaffected by the adoption of FIN 46R, the consolidation of Autotek did not impact the automotive joint venture’s net income.

Had the company consolidated Autotek results of operations beginning December 1, 2002, the company’s pro forma unaudited net revenue would have been reported as $322,860 for the three months ended August 30, 2003; and $1,032,861 and $943,853 for the nine months ended August 28, 2004 and August 30, 2003, respectively. As the company had previously accounted for its investment under the equity method, there would be no adjustments to the company’s net income or earnings per share for all periods presented.

12.	Acquisition of Probos, S.A.: The company acquired the adhesives and resins businesses of Probos, S.A., based in Porto, Portugal effective February 29, 2004. The businesses serve primarily the Portuguese and Spanish markets, with combined annual sales of approximately $30 million. Product lines include water-based, hot melt, reactive and solvent-based adhesives for the assembly, woodworking, footwear and converting industries, and emulsions for the paints, textiles and food product industries. Management believes that adding the adhesives and resins operations of Probos, S.A. to the company’s existing business provides a stronger base from which to grow the company’s business in Europe.

The results of operations of the purchased businesses were included in the company’s consolidated financials beginning on February 29, 2004. Total consideration allocated to the acquired businesses was $21,953, which includes the consideration paid, purchase price adjustment and direct external costs incurred. The final analysis of the valuation of the net assets received involved allocations of the consideration paid to $13,619 of current assets, $13,570 of property, plant and equipment, $5,159 of goodwill, $6,547 of intangible assets and $16,942 of total liabilities. All of the goodwill was assigned to the adhesive segment. Of the $6,547 of acquired intangible assets, $827 was assigned to trademarks / trade names that are not subject to amortization and $5,720 was assigned to customer relationships that have a weighted average life of 18 years.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on December 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 Weeks Ended	39 Weeks Ended
	August 30, 2003	August 28, 2004	August 30, 2003
Net revenue	$329,302	$1,037,710	$960,679
Net income	$13,009	$25,960	$25,923
Net income per share:
Basic	$0.46	$0.91	$0.92
Diluted	$0.45	$0.90	$0.90

13.	Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended August 28, 2004 and August 30, 2003
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
Net periodic cost (benefit):	2004	2003	2004	2003	2004	2003
Service cost	$1,576	$1,396	$620	$668	$487	$387
Interest cost	3,835	3,688	1,549	1,469	845	833
Expected return on assets	(5,724)	(4,763)	(916)	(700)	(1,087)	(902)
Amortization:
Prior service cost	156	203	(1)	(1)	(324)	(336)
Actuarial (gain)/ loss	94	73	247	336	539	755
Transition amount	(4)	(7)	27	25	—	—
Curtailment (gain)/loss	—	—	—	—	—	(69)

Net periodic benefit cost (benefit)	$(67)	$590	$1,526	$1,797	$460	$668

	39 Weeks Ended August 28, 2004 and August 30, 2003
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
Net periodic cost (benefit):	2004	2003	2004	2003	2004	2003
Service cost	$4,728	$4,189	$1,857	$1,932	$1,355	$1,160
Interest cost	11,504	11,063	4,650	4,234	2,736	2,499
Expected return on assets	(17,172)	(14,290)	(2,744)	(2,026)	(3,070)	(2,705)
Amortization:
Prior service cost	467	611	(3)	(2)	(971)	(1,008)
Actuarial (gain)/ loss	282	219	739	977	1,956	2,265
Transition amount	(11)	(21)	82	73	—	—
Curtailment (gain)/loss	—	—	—	—	—	(207)

Net periodic benefit cost (benefit)	$(202)	$1,771	$4,581	$5,188	$2,006	$2,004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The third quarter financial results were significantly impacted by rapidly rising raw material costs, especially in the Global Adhesives operating segment. Although the rising prices of crude oil and natural gas continue to play a significant role in the raw material cost increases, material shortages have also become a factor. Three key feedstock derivatives (ethylene, propylene and benzene) were all in tight supply as of the end of the third quarter. The tight supply has been the result of strong global demand as well as unscheduled capacity shutdowns by suppliers of these materials.

The adhesives market continues to be one of intense competition for volume, especially in waterbased technologies. As a result, selling price increases during the third quarter did not keep pace with the raw material cost increases. Increases in sales volume, however, continued to contribute to net revenue growth with increases of 4.7 percent and 4.9 percent for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. In the third quarter, the Full-Value/Specialty operating segment recorded net revenue growth due to increased volume of 7.4 percent and the Global Adhesives segment had net revenue growth due to increased volume of 3.5 percent.

Improvements in manufacturing efficiencies helped to mitigate the gross profit margin pressure caused by higher raw material costs and reduced selling prices, as compared to the third quarter of 2003. These efficiencies have been realized in large part from the Lean Six SigmaSM initiative that was launched in the first quarter of 2004. As a percentage of net revenue, manufacturing and factory labor costs in the third quarter of 2004 were 0.7 percentage points lower than in the third quarter of 2003.

The company also incurred higher than expected selling, general and administrative expenses in the third quarter primarily due to legal settlements and bad debt expenses. The result was a third quarter 2004 diluted earnings per share of $0.33. In the third quarter of 2003, the diluted earnings per share was $0.43, which included net income from the restructuring initiative of $0.02 per diluted share.

Although the net income was below prior year’s level in the third quarter of 2004, cash generation continued to be significantly above last year. Net cash provided from operating activities was $75.2 million for the first nine months of 2004 as compared to $18.8 million through the first nine months of 2003. Management’s focus on net working capital management has been a key factor in the cash flow improvement.

The financial results of the fourth quarter of 2004 will be heavily dependent on the company’s ability to effectively deal with the rapid run-up in raw material costs. Competitive pressures on selling prices remain high so there will be continuing pressure on the company’s gross profit margin. Savings from the Lean Six SigmaSM initiative are expected to continue to help alleviate the gross profit margin reductions caused by raw material cost increases.

Results of Operations

Net Revenue: Net revenue in the third quarter of 2004 of $349.5 million was 8.5 percent higher than the net revenue of $322.1 million in the third quarter of 2003. The 8.5 percent increase was accounted for as follows:

• Volume growth	4.7 percent
• Currency effects	1.9 percent
• Acquisition	2.5 percent
• Average selling price decreases	(0.6) percent

The Global Adhesives and Full-Valu/Specialty operating segments experienced volume growth rates during the third quarter that contributed to net revenue increases of 3.5 percent and 7.4 percent, respectively, as compared to the third quarter of 2003. The favorable effects from foreign currency translation resulted primarily from the euro, which was approximately six percent stronger versus the U.S. dollar in the third quarter of 2004 as compared to the third quarter of 2003. Also contributing to the positive currency impact on third quarter net revenue was the stronger Japanese yen, Australian dollar and Canadian dollar as compared to the U.S. dollar. The 2.5 percent net revenue increase from acquisition resulted from the new businesses in Portugal that were acquired in the second quarter of this year. The decreases in average selling prices caused a 0.8 percent net revenue decrease in Global Adhesives and a 0.1 percent net revenue decrease in the Full-Valu/Specialty operating segment. Operating segment results reflected an increase in net revenue in the Global Adhesives segment and the Full-Valu/Specialty segment as compared to the third quarter of 2003 of 8.7 percent and 8.1 percent, respectively.

Through the first nine months of 2004 net revenue of $1,031.2 million was 9.6 percent more than the $941.2 million recorded in the first nine months of 2003. The increase of 9.6 percent was accounted for as follows:

• Volume growth	4.9 percent
• Currency effects	3.6 percent
• Acquisition	1.8 percent
• Average selling price decreases	(0.7) percent

The Global Adhesives segment had net revenue growth of 10.5 percent for the first nine months of 2004 and the Full-Valu/Specialty segment reflected an increase in net revenue of 7.5 percent as compared to the first nine months of 2003.

Cost of Sales: Third quarter, 2004 cost of sales of $255.1 million was $20.0 million or 8.5 percent higher than the cost of sales in the third quarter of 2003. Last year’s cost of sales included $0.4 million of costs related to the restructuring initiative. Increased sales volume, higher raw material costs and the effects of stronger foreign currencies all contributed to the cost of sales increase over last year. The raw material cost increases were the result of not only the increasing costs of crude oil, but also due to tight supply. The company has received sales restrictions on specific materials from certain suppliers in all geographic regions. The tight supply conditions were caused mainly by suppliers’ capacity shutdowns combined with strong global demand. The company was able to meet all of its customers’ requirements in the third quarter. The relative strength of foreign currencies as compared to the U.S. dollar increased cost of sales $4.7 million as compared to the third quarter of 2003. Helping to mitigate the cost increases related to raw materials were cost savings realized in the manufacturing operations. The Lean Six SigmaSM initiative has been especially successful in reducing waste and improving efficiencies. Delivery costs increased $1.7 million, or 15.8 percent in the third quarter of 2004 as compared to the third quarter of 2003, a direct result of higher fuel costs.

Through nine months of 2004 cost of sales of $750.4 million was $68.0 million or 10 percent more than the cost of sales in the first nine months of 2003. The 2003 cost of sales included $3.8 million of costs directly attributed to the restructuring initiative. Raw material cost increases, the increase in year-to-date sales volume and the effects from foreign currencies as compared to the U.S. dollar were the main reasons for the year-to-date increase in cost of sales as compared to the same period in 2003. The currency exchange impact added approximately $25 million dollars to the 2004 cost of sales.

Gross Profit Margin: The gross profit margin was 27.0 percent in the third quarter of both 2004 and 2003. Raw material costs as a percentage of net revenue increased 0.7 percentage points in the third quarter of 2004 as compared to the third quarter of 2003. This increase was due to increases in raw material prices combined with the decrease in the company’s average selling prices. Manufacturing and factory labor costs as a percentage of net revenue decreased by 0.7 percentage points reflecting the impact of cost-saving initiatives such as Lean Six SigmaSM.

For the first nine months of 2004 the gross profit margin was 27.2 percent as compared to 27.5 percent in the first nine months of 2003. The reduction in average selling prices reduced the 2004 margin by 0.5 percentage points and the restructuring-related costs incurred in the first nine months of 2003 reduced the gross profit margin of that period by 0.4 percentage points. Increases in raw material and delivery expenses also contributed to the reduced gross profit margin in 2004 as compared to 2003.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $79.1 million in the third quarter of 2004 were $11.2 million or 16.6 percent higher than the SG&A expenses incurred in the third quarter of 2003. As a percent of net revenue SG&A expenses were 22.6 percent in the third quarter of 2004 versus 21.1 percent in the third quarter of 2003. Last year’s expenses included $0.7 million of costs related to the 2002-2003 restructuring initiative. Significant increases in expenses as compared to the third quarter of 2003 included:

•	$3.6 million related to management incentive compensation. During the third quarter of 2003, the incentive compensation accruals for that year were reversed to zero, as it was determined that no payouts would be made at year-end. In 2004, appropriate management incentive accruals have been maintained based on financial performance as compared to expectations set at the beginning of the year.

•	$2.3 million related to the legal settlement discussed in Note 9 ‘Commitments and Contingencies’ and also in Part II, Item 1. ‘Legal Proceedings’ of this report.

•	$1.5 million for growth and cost-savings initiatives including $1.0 million for the deployment of Lean Six SigmaSM. Many of the savings from this program are being realized in the manufacturing areas, as discussed in the cost of sales section of this report.

•	$1.3 million due to the effects of the stronger foreign currencies as compared to the U.S. dollar.

•	$1.2 million resulting from the new businesses in Portugal.

•	$1.0 million of bad debt expense related primarily to the Global Adhesives operating segment in Europe and North America.

•	Compliance costs associated with section 404 of the Sarbanes-Oxley Act were approximately $0.4 million higher in the third quarter of 2004 as compared to the same period in 2003.

Through nine months of 2004, SG&A expenses were $232.2 million as compared to $211.9 million through the first nine months of 2003. As a percent of net revenue the 2004 and 2003 SG&A expenses were 22.5 percent. The 2003 expenses included $4.9 million of restructuring-related costs. Significant expense increases in the first nine months of 2004 as compared to the first nine months of 2003 included:

•	$6.8 million related to the effects of foreign exchange rates.

•	$4.9 million for costs related to the Lean Six SigmaSM and other growth and cost-savings initiatives added.

•	$3.9 million due to management incentive compensation accruals.

•	$2.6 million of SG&A expenses from the Probos acquisition in Portugal.

•	$2.3 million for the legal settlement mentioned above.

Gains (losses) from Asset Disposals, Net: Gains (losses) from asset disposals, net were losses of $0.4 million in the third quarter of 2004 as compared to gains of $1.9 million in the third quarter of 2003. Last year’s figure included a gain of $2.0 million resulting from the sale of a property that closed during the 2002 - 2003 restructuring initiative. Included in the 2004 net losses were miscellaneous fixed asset writeoffs, costs related to properties that were no longer classified as ‘Assets held for Sale’ and a gain on the sale of an idle property in the U.S. Through nine months of 2004 the net losses from asset disposals were $0.7 million as compared to net gains of $2.0 million for the same period in 2003.

Interest Expense: Interest expense was $3.2 million in the third quarter of 2004 as compared to $3.7 million in the third quarter of 2003. Lower average debt levels in 2004 were the main reason for the reduced interest expense. Through nine months of 2004, interest expense was $10.4 million as compared to $11.0 million for the same period in 2003.

Other Expense, Net: Other expense, net was $1.1 million in the third quarter of 2004 as compared to expense of $0.9 million in the third quarter of 2003. The 2004 expense included $0.6 million of foreign currency transaction and remeasurement losses as compared to losses of $0.5 million in the third quarter of 2003.

Other expense, net for the first nine months of 2004 was $4.0 million as compared to $4.3 million in the first nine months of 2003. Currency transaction and remeasurement losses were $2.0 million in the first nine months of 2004 and $2.7 million for the same period in 2003. Also included in the 2004 figure was a gain of $0.4 million from the sale of an equity investment in the first quarter.

Income Taxes: The effective income tax rate in the third quarter of 2004 was 17.1 percent as compared to 29.0 percent in the third quarter of 2003. This year’s third quarter income tax expense included a $1.6 million favorable settlement on a previous tax audit. Excluding the favorable settlement in the quarter, the effective rate in the third quarter of 2004 was 32 percent. The income tax expense in the third quarter of 2003 was reduced by $0.6 million due to a reduction to the 2003 annual effective rate to 30.4 percent.

The effective tax rate for the first nine months of 2004 was 27.3 percent and for the same period in 2003 the effective rate was 27.1 percent. Excluding the $1.6 million favorable tax settlement in 2004 the effective tax rate was 32 percent. Included in the 2003 income tax expense was a one-time tax benefit of $1.5 million related to the liquidation on an inactive European entity. Also included in the 2003 expense was $1.6 million of tax benefit related to $6.7 million of pretax restructuring charges.

Net Income: Net income of $9.5 million in the third quarter of 2004 was $2.8 million or 22.5 percent less than the net income recorded in the third quarter of 2003. Net gains of $0.5 million ($0.02 per share) related to the 2002-2003 restructuring initiative were included in the third quarter 2003 net income. Diluted income per share was $0.33 in the third quarter of 2004 and $0.43 in the third quarter of 2003.

The year-to-date net income of $25.8 million was $0.5 million or 2.1 percent more than the net income realized in the first nine months of 2003. The diluted income per share was $0.89 and $0.88 in the first nine months of 2004 and 2003, respectively. The 2003 net income included net charges of $5.1 million ($0.18 per share) associated with the restructuring initiative.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses. Charges/(credits) attributed to the restructuring initiative are excluded from the operating results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue of $243.0 million in the third quarter of 2004 was 8.7 percent higher than the net revenue of $223.6 million recorded in the third quarter of 2003. Increases in sales volume contributed to a 3.5 percent increase in net revenue. The assembly reporting unit recorded strong volume growth in all geographic regions during the third quarter of 2004 as compared to last year. New product sales, especially in North America, helped the packaging unit increase its volume levels in the third quarter as compared to last year. The automotive business also recorded strong volume growth in the quarter primarily due to new product applications. Due to the continuing selling price pressure in the Global Adhesives segment, the increased volume in many situations was added with lower-priced products than the overall segment average. Although the Global Adhesives segment’s year-over-year net revenue decrease from lower average selling prices was 0.8 percent in the third quarter of 2004, this represented a sequential improvement from the second quarter of 2004, in which the average selling price variance was a negative 1.5 percent on net revenue as compared to the second quarter of 2003. The Probos acquisition accounted for a net revenue increase of 3.7 percent in the Global Adhesives segment while positive currency effects, primarily due to the stronger euro as compared to the U.S. dollar accounted for a 2.3 percent increase in net revenue as compared to the third quarter of 2003. The gross profit margin in the Global Adhesives segment decreased 0.5 percentage points in the third quarter of 2004 due to the reduced selling prices combined with the raw material cost increases. Reduced manufacturing costs as a percent of net revenue helped mitigate the margin pressure caused by the raw material cost increases. SG&A expenses increased 23.4 percent in the third quarter of 2004 as compared to last year’s third quarter due to the effects of bad debt expenses, stronger foreign currencies, the Probos acquisition, higher management incentive accruals and costs related to the Lean Six SigmaSM initiative. Operating income in the third quarter of 2004 of $6.2 million was below last year’s level by $6.5 million or 51.1 percent. As a percentage of net revenue, third quarter operating income was 2.5 percent in 2004 and 5.6 percent in 2003.

For the first nine months of 2004, net revenue in Global Adhesives was $721.3 million, an increase of 10.5 percent, as compared to $653.0 million in the first nine months of 2003. Year-to-date volume increases contributed 4.6 percent, currency effects contributed 4.4 percent and the Probos acquisition contributed 2.6 percent to the net revenue increase. Decreases in average selling prices caused a 1.1 percent decrease in net revenue. The strongest growth markets for the first nine months of 2004 were automotive, assembly and converting. The gross profit margin in the first nine months of 2004 was 0.8 percentage points below the margin recorded in the first nine months of 2003. Operating income for the first nine months of 2004 of $26.7 million was 29.1 percent less than the operating income recorded in the first nine months of 2003.

Full-Valu/Specialty: Net revenue of $106.5 million in the third quarter of 2004 was 8.1 percent higher than the $98.5 million recorded in the third quarter of 2003. Sales volume increases contributed 7.4 percent, foreign currency effects were positive 0.8 percent and changes in average selling prices caused a net revenue decrease of 0.1 percent. All reporting units within the Full-Valu/Specialty operating segment reported revenue growth in the third quarter with the strongest growth being realized in the powder coatings market in North America and the consumer market in Australia. The gross profit margin was 0.9 percentage points higher in the third quarter of 2004 as compared to the third quarter of 2003. The gross profit margin improvement resulted primarily from improved efficiencies in the manufacturing operations. Raw material prices did increase in the third quarter of 2004, but not to the extent of the increases realized in the Global Adhesives segment. SG&A expenses increased $2.1 million or 8.2 percent in the third quarter of 2004 as compared to the third quarter of 2003. The expense increase resulted primarily from additional legal costs, costs related to the Lean Six SigmaSM initiative and higher management incentive accruals. Operating income in the Full-Valu/Specialty segment was $9.2 million in the third quarter of 2004 as compared to $7.6 million in the third quarter of 2003. As a percent of net revenue, the operating income was 8.6 percent in 2004 as compared to 7.8 percent in the third quarter of 2003.

In the first nine months of 2004, net revenue in the Full-Valu/Specialty segment of $309.8 million was $21.7 million or 7.5 percent higher than the first nine months of 2003. Increases in sales volume contributed to an increase in net revenue of 5.7 percent, currency effects contributed 1.7 percent and increases in average selling prices contributed 0.1 percent. Sales to the window, powder coatings and consumer markets showed the most significant increases in the first nine months of 2004 as compared to last year. Sales of hot melt specialty packaging products also increased significantly over last year. The gross profit margin was 33.7 percent in the first nine months of 2004 and 2003. SG&A expenses of $82.5 million were 4.1 percent more than the expenses incurred in the first nine months of 2003. The resulting operating income of $21.8 million was $4.0 million or 22.3 percent higher than the operating income recorded in the first nine months of 2003. As a percent of net revenue, operating income was 7.0 percent in the first nine months of 2004 and 6.2 percent in the first nine months of 2003.

Restructuring and other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pre-tax charges of $31.8 million and $8.4 million in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $3.2 million and $4.6 million as of August 28, 2004 and November 29, 2003, respectively. Details of the restructuring activity for fiscal 2004 are as follows:

(in thousands)	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	(256)	(256)
Cash payments	(538)	(591)	(1,129)

Total liabilities at August 28, 2004	471	2,701	3,172
Long-term portion of liabilities	—	(1,806)	(1,806)

Current liabilities at August 28, 2004	$471	$895	$1,366

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $4.0 million of gains on sales of impacted assets. As of August 28, 2004, two facilities that were closed as part of the plan were recorded as assets held for sale with a combined net book value of $5.7 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities: Net cash provided by operating activities was $75.2 million in the first nine months of 2004 as compared to $18.8 million in the first nine months of 2003. Last year’s figure included a $20 million cash outlay to the U.S. pension plan. Changes in net working capital (trade accounts receivable, inventory and accounts payable) provided cash of $6.7 million in the first nine months of 2004 as compared to a use of cash of $19.0 million in the first nine months of 2003. The most significant difference in the net working capital area was the change in accounts payable, which provided cash in the first nine months of 2004 of $6.7 million as compared to a use of cash of $12.4 million in the first nine months of 2003. Trade accounts receivable days outstanding were 62 days as of August 28, 2004 as compared to 61 days as of August 30, 2003. Inventory days on hand were 58 days at the end of the third quarter, 2004 and 62 days at the end of the third quarter, 2003. Net working capital as a percent of annualized (current quarter x 4) net revenue was 18.8 percent at August 28, 2004 and 20.8 percent at August 30, 2003. Management has emphasized a focus on net working capital throughout the organization in 2004 and that has been a key factor in the overall reduction through the first nine months of 2004 as compared to the same period in 2003. Another contributor to the improved cash flows in 2004 as compared to 2003 was that management incentive payments were $8.0 million in the first nine months of 2003 as compared to zero in the first nine months of 2004. These payments in 2003 related primarily to the company’s financial results of 2002.

A key metric tracked by management is free cash flow, defined as net cash provided by operating activities, minus purchases of property, plant and equipment and cash dividends. Free cash flow was a positive $45.8 million in the first nine months of 2004 as compared to negative $18.2 million in the first nine months of 2003. Looking at only the third quarter results, free cash flow was positive $23.2 million in 2004 as compared to negative $16.3 million in 2003.

Cash Flows from Investing Activities: Net cash used in investing activities was $36.5 million in the first nine months of 2004 as compared to $27.5 million in the first nine months of 2003. The Probos acquisition, discussed in greater detail elsewhere in this report, was the most significant investing activity in the first nine months of 2004. Cash used for the acquisition was $20.7 million. Capital spending was $19.6 million in the first nine months of 2004 as compared to $27.5 million in the first nine months of 2003. Approximately 37 percent of the capital spending in 2004 was for manufacturing capacity expansions and process improvements. Information Technology projects accounted for approximately 34 percent of the total capital spending. The other amount included in the investing activities of $1.7 million resulted from the consolidation of Autotek as part of the adoption of FIN 46R.

Cash Flows from Financing Activities: Net cash used in financing activities was $13.2 million in the first nine months of 2004 as compared to cash provided of $7.5 million in the first nine months of 2003. In the first nine months of 2004 total debt decreased $1.9 million from the previous year-end and in the first nine months of 2003, total debt increased $17.9 million. An important factor in the total debt increase in 2003 was the $20 million pension contribution that was made near the end of the third quarter of 2003. The company’s capitalization ratio, defined as total debt divided by total debt plus equity, was 24.5 percent as of August 28, 2004 as compared to 29.6 percent as of August 30, 2003 and 25.5 percent at November 29, 2003. A debt reclassification of $22 million from long-term debt to current installments of long-term debt was made as of August 28, 2004 for senior notes that have a maturity date in 2005.

Cash dividends paid were $9.8 million in the first nine months of 2004 and $9.5 million in the first nine months of 2003.

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

Management believes that probable near-term changes in interest rates would not materially affect consolidated financial position, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of August 28, 2004 would be approximately $0.1 million.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2004, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.7 million.

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

Currently the company is involved in administrative proceedings or lawsuits in the United States relating to 27 sites. This number includes contaminated sites where the company’s sole involvement to date has been responding to a formal request for information. The estimated response costs for all potentially responsible parties at these sites is in excess of $1.0 billion and the range of claims for individual sites is from $1.5 to $600 million, but the amounts claimed against the company at many of the sites are unknown. At 24 of these sites, the company has entered into participation agreements and consent decrees, tolling agreements exist, or the company has received no further communication after submitting its response for a request for information and/or its’ denial of liability. In addition, the company is currently investigating soil contamination at one of the company’s facilities in Brazil. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. During the third quarter of 2004, the company recorded a liability of $0.1 million related to expected investigation expenses for this site. Once the scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Brazilian facility.

The company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of August 28, 2004, the company had reserved $1.6 million, which represents its best estimate of probable liabilities with respect to environmental matters. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 28, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 83 lawsuits and 11 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. In addition, there was one class action purportedly involving 186 members, and seven lawsuits involving EIFS in commercial or multi-family structures. As of August 28, 2004, the company had recorded $3.6 million for the probable liabilities and $1.3 million for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

During 2003, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid 100 percent of the defense costs associated with the company’s asbestos litigation. Prior to 2003, insurance or indemnification had also paid all of the settlement costs associated with these cases. As previously reported, during 2003, the company’s insurers replaced the cost sharing agreement that had provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. The company is pursuing additional recovery from the liquidators for the insolvent insurers and coverage from solvent excess insurers. Negotiations between the company and its insurers continue with respect to the terms of a new cost sharing arrangement that may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount that it deems to be adequate and a corresponding amount for insurance coverage. During the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. Subject to finalization of certain terms and conditions of the settlement, the company has agreed to contribute $3.5 million towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers are expected to pay approximately $1.2 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Upon vesting of restricted stock, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
May 30, 2004 – June 3, 2004	—	—	—	N/A

June 4, 2004 – July 31, 2004	5,581	$27.87	—	N/A

August 1, 2004 – August 28, 2004	—	—	—	N/A

Item 6.

Exhibits
12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: October 4, 2004	/s/ John A. Feenan
John A. Feenan
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibits
12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan