Form 10-K
period 2004-11-27
FULLER H B CO
filed 2005-02-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1.00 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 29, 2004 was approximately $754,468,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $26.79 on such date).

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, was 28,654,666 as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2005.

This document contains 67 pages.

The exhibit index is set forth on page 66.

H.B. FULLER COMPANY

2004 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 34 countries in North America, Europe, Latin America and the Asia Pacific region. The business is reported in two operating segments. The Global Adhesives operating segment represents approximately 70 percent of global net revenues and is managed on a worldwide basis. The Full-Valu/Specialty operating segment represents approximately 30 percent of global net revenue.

Segment Information.    The Global Adhesives operating segment produces and supplies industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear.

The Full-Valu/Specialty operating segment produces and supplies specialty chemical product lines such as ceramic tile application, HVAC insulation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty products and consulting for packaging solutions, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America.

Management evaluates operating segment performance based on operating income which is defined as gross profit minus selling, general and administrative expenses (“SG&A”). Restructuring expenses are excluded from the operating segment results. Corporate expenses are fully allocated to the operating segments. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a minor markup for administrative costs.

Financial Information with respect to the company’s segments and geographic areas is set forth in Note 13 to the Consolidated Financial Statements and is incorporated herein by reference.

Non-U.S. Operations.    The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2004, the company had sales offices and manufacturing plants in 17 countries outside the United States and satellite sales offices in another 16 countries.

Competition.    The company sells a wide variety of products in numerous markets, each of which is highly competitive. Many competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit. This may impair the company’s ability to grow or even to maintain current levels of revenues and earnings.

The principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, customer service, technical service, quality and price.

Customers.    Of the $1,409.6 million net revenue to unaffiliated customers in 2004, $767.7 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog.    Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at November 27, 2004, November 29, 2003, or November 30, 2002.

Raw Materials.    The principal raw materials used include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, sustained strong economic growth in North

America and China coupled with unplanned production outages have led to strained supply-demand situations for several key feedstocks (benzene and ethylene), some of their derivatives, several polymers and acrylate monomers.

The substitution of key raw materials requires the company to identify new supply sources, reformulate, retest and may require seeking re-approval from customers using those products.

The majority of the company’s raw materials are petroleum/natural gas based derivatives. Under normal conditions, all of these raw materials are generally available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher oil and natural gas costs usually result in higher prices for raw materials, although downstream price decoupling has been observed in some markets.

The Latin American and Asia Pacific operations import many of their raw materials. Expanding the company’s global supply base mandates a higher level of international procurement activity.

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

The company owns numerous trademarks and service marks. Trademarks, such as Advantra®, Adalis®, Sesame®, Protecto®, TEC® and Plasticola®, are important in marketing products. Most of the company’s trademarks and service marks are registered.

Research and Development.    The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $16.0 million, $17.9 million and $17.9 million in 2004, 2003, and 2002, respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

Environmental, Health and Safety.    The company undertakes to comply with applicable regulations relating to protection of the environment and workers’ safety. Management regularly reviews and upgrades its environmental policies, practices and procedures and seeks improved production methods that minimize waste coming out of its facilities, particularly toxic waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $14.4 million, including approximately $2.9 million of capital expenditures.

—See additional disclosure under Item 3. Legal Proceedings.

Employees.    Approximately 4,500 individuals were employed on November 27, 2004, of which approximately 1,800 individuals were in the United States.

Available Information.    For more information about the company, visit our website at:

http://www.hbfuller.com.

The company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. The company’s SEC filings are available to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning the company at the following address:

Office of the Corporate Secretary

H.B. Fuller Company

1200 Willow Lake Boulevard

P.O. Box 64683

St. Paul, Minnesota 55164-0683

(651) 236-5825

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 20 plants located throughout the United States and at 20 plants located in 17 other countries. The Global Adhesives and Full-Valu/Specialty segments operate 11 and 9 plants, respectively in the United States and 16 and 4 plants, respectively outside the United States. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of the company’s manufacturing plants as of November 27, 2004:

	Global Adhesives	Full-Valu/Specialty
Non-U.S. :
	Argentina - Buenos Aires	Costa Rica - Alto de Ochomogo, Cartago
	Australia - Dandenong South, VIC	Honduras - San Pedro Sula
	Austria - Wels	Republic of Panama - Tocumen, Panama
	Brazil - Sorocaba, SP **	United Kingdom - Birmingham *
Canada - Boucherville, QC
Chile - Maipu, Santiago
Republic of China - Huangpu Guangzhou
Colombia - Itagui, Antioquia
Costa Rica - Alajuela
Germany - Lueneburg
- Nienburg
Italy - Borgolavezzaro, (No)
Japan - Hamamatsu City, Shizuoka
Philippines - Laguna
Portugal - Oporto
United Kingdom - Dukinfield, Cheshire, SK
USA:
	California - Roseville	Florida - Gainesville
	Georgia - Covington	Georgia - Covington
	- Tucker	Illinois - Palatine
	Indiana - Elkhart	- Tinley Park
	Kentucky - Paducah	Minnesota - Fridley
	Michigan - Farmington Heights	- Oakdale
	- Grand Rapids	New Jersey - Edison *
	- Taylor	Texas - Houston
	Ohio - Blue Ash	Washington - Vancouver
- Dayton *
Texas - Mesquite

*	Leased Property

**	Idle Property

Item 3.	Legal Proceedings

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

Currently the company is involved in administrative proceedings or lawsuits in the United States relating to 35 sites. This number includes contaminated sites where the company’s sole involvement to date has been responding to a formal request for information. At many of these sites, the company has entered into participation agreements and consent decrees, tolling agreements exist, or the company has received no further communication after submitting its response for a request for information and/or its’ denial of liability. The estimated response costs for all potentially responsible parties at these sites is in excess of $1.0 billion and the range of claims for individual sites is from $1.5 to $600 million, but the amounts claimed against the company at many of the sites are unknown. In addition, the company is currently investigating soil contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. During 2004, the company recorded expenses of $1.7 million related to investigation and remediation expenses for this site. Of the $1.7 million, $1.1 million is recorded as a liability as of November 27, 2004. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of November 27, 2004, the company had reserved $3.6 million, which represents its best estimate of probable liabilities with respect to environmental matters. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

Product Liability Matters and Other Legal Proceedings.    From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of November 27, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 88 lawsuits and 6 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of November 27, 2004, the company had recorded $3.9 million for the probable liabilities and $1.5 million for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than our current estimated reserves or insurance recoveries.

As previously reported, over the years, the company has been named as a defendant in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to products manufactured by the company 20 to 30 years ago that contained asbestos. These cases generally seek unspecified damages for asbestos-related diseases. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants and the company is typically a de minimis party.

During fiscal year 2004, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid virtually all of the defense costs associated with the company’s asbestos litigation. As previously reported, during 2003, the company’s insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded settlement amounts allocable to years in which the responsible insurer is insolvent. As previously reported, during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3.5 million towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. In total, during 2004 the company settled asbestos related lawsuits for an aggregate of $3.9 million. Based on the interim allocation formula, the company’s insurers have paid or are expected to pay approximately $1.4 million of these settlement amounts. The remainder represents amounts allocable to years in which the responsible insurer is insolvent. The company is pursing additional recovery from the liquidators for the insolvent insurers and claims for coverage from solvent excess insurers. The company and its insurers have also engaged in negotiations with respect to the terms of a new cost sharing arrangement which may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount which it deems to be adequate and a corresponding amount for insurance coverage.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the quarter ended November 27, 2004.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 31, 2005. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
Albert P.L. Stroucken	57	Chairman of the Board President and Chief Executive Officer	October 1999-Present April 1998-Present

John A. Feenan	44	Senior Vice President and Chief Financial Officer Senior Vice President and CFO, Jostens, Inc. Vice President & CFO, Mannington Mills, Inc.	August 2003-Present 2001-August 2003 2000-2001

Jose Miguel Fuster	65	Group President, General Manager, Latin America Group Vice President, Division Manager Consumer Products Division Group Vice President, Division Manager Paints Division	December 2000-Present October-December 2000 1996-October 2000

William L. Gacki	56	Vice President and Treasurer	October 1999-Present

Patricia L. Jones	42

Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary

Senior Vice President, Administration, Star Tribune Company, a subsidiary of McClatchy Company

Vice President HR, Operations, Northwest Airlines

			August 2002-Present December 2000-December 2001 April 2000-December 2000

Stephen J. Large	47	Group President, General Manager, Full-Valu/Specialty Vice President and Chief Process Improvement Officer Vice President, Operations/Supply Chain Group President, General Manager North America	July 2003-Present December 2002-July 2003 May 2001-December 2002 December 1999-April 2001

Alan R. Longstreet	58	Global SBU Manager, Converting Group President, General Manager North America Senior Vice President, Performance Products	December 2004-present May 2001-November, 2004 December 1999-April 2001

James C. McCreary, Jr.	48	Vice President, Corporate Controller Vice President, Administration and Controlling, Industrial Chemicals Division, Bayer Corporation	November 2000-Present 1997-November 2000

Walter Nussbaumer	47	Group President, General Manager Europe Vice President, Chief Technology Officer and Head of Full-Valu Vice President, Chief Technology Officer	May 2001-Present December 1999-April 2001 January 1999-April 2001

Edwin J. Snyder	47	Vice President and Chief Process Improvement Officer Vice President, Global Supply Chain Management Director of Sourcing and Supply Chain, Performance Polymers and Chemicals, Honeywell	July 2003-Present May 2002-July 2003 December 1996-May 2002

Michele Volpi	40

Group President, General Manager, Global Adhesives

Global SBU Manager, Assembly

General Manager Marketing and Product Management of the Polymershapes Division, GE Plastics

Marketing Director Structured Products Division, GE Plastics

			December 2004-Present June 2002-December 2004 March 2001-June 2002 January 2000-March 2001

The Board of Directors elects the executive officers annually.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of November 27, 2004, there were 3,104 common shareholders of record for the company’s Common Stock. The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2004		2003
	High	Low	High	Low	2004	2003
First quarter	$30.36	$26.41	$29.57	$21.50	$0.1125	$0.1100
Second quarter	29.20	24.71	25.16	19.71	0.1150	0.1125
Third quarter	28.50	25.23	26.99	22.02	0.1150	0.1125
Fourth quarter	28.86	25.51	27.07	23.32	0.1150	0.1125
Year	30.36	24.71	29.57	19.71	0.4575	0.4475

There are no significant contractual restrictions on the company’s ability to declare or pay dividends.

The annual meeting of shareholders will be held on Thursday, April 14, 2005, at 2 p.m., central time, at the Minnesota History Center, 345 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. No shares were withheld during the fourth quarter of 2004.

Item 6.	Selected Financial Data

	Fiscal Years
(Dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000*
Net revenue	$1,409,606	$1,287,331	$1,256,210	$1,274,059	$1,363,961
Income before cumulative effect of accounting change	$35,603	$38,619	$28,176	$44,940	$49,163
Percent of net revenue	2.5	3.0	2.2	3.5	3.6
Total assets	$1,135,359	$1,007,588	$961,439	$966,173	$1,010,361
Long-term debt, excluding current installments	$138,149	$161,047	$161,763	$203,001	$250,464
Stockholders’ equity	$553,059	$509,338	$448,330	$434,026	$404,710

Per Common Share:
Income before cumulative effect of accounting change:
Basic	$1.25	$1.37	$1.00	$1.61	$1.77
Diluted	$1.23	$1.35	$0.98	$1.59	$1.74
Dividends declared and paid	$0.4575	$0.4475	$0.4375	$0.4275	$0.4175
Book value	$19.31	$17.91	$15.81	$15.34	$14.32
Number of employees	4,516	4,518	4,611	4,891	5,182

*	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

When reviewing the company’s operating results it is important to understand how key external factors impact the company’s financial results. These factors include;

•	economic growth rates, especially in North America and Europe,

•	global supply and demand for raw materials,

•	the price changes of crude oil and natural gas, and

•	currency exchange rates

In 2004, the company generated 54 percent of its revenue in North America and 23 percent in Europe. The pace of economic growth in these regions has a direct impact on the revenues of certain business units in the company. Within the Global Adhesives operating segment, the revenues of the assembly, converting and automotive business units are especially sensitive to the economic growth rates. Customers of the assembly business include manufacturers of furniture, appliances and other durable goods that are sensitive to the fluctuations in economic activity. The converting business unit generates its revenue from companies that produce packaging materials such as corrugated boxes, which are in lower demand as economic activity slows down. Other business units within Global Adhesives that are not as susceptible to fluctuations in economic growth are the nonwoven and packaging business units. Nonwoven customers are primarily manufacturers of personal hygiene products and the packaging business unit generates a high percentage of its revenue from the food and beverage industry.

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

Historically, price changes of crude oil and natural gas have been the most significant external factors influencing the company’s cost of raw materials. Many of the company’s raw materials are petroleum-based derivatives and are therefore subject to the fluctuations in the commodity prices. The increased energy costs in 2004 did have a significant impact on the company’s raw material cost increases. In addition to the impact from energy prices, raw material supply and demand issues had an even larger impact on the company’s cost increases. As global demand increased, especially from high-growth regions such as Asia, supplies became tight and certain raw materials were put on allocation in the second half of 2004. The company was able to meet all of its customers’ demands. With upwards of $700 million in annual purchases of raw materials and containers, managing these cost increases through effective selling price strategies is critical to the financial success of the company.

The movement of foreign currency exchange rates impacts the translation of the foreign entities’ financial statements into U.S. dollars. In 2004, due primarily to the significant strengthening of the euro against the U.S. dollar, currency rate changes increased the company’s net revenue by 3.3 percent, or over $42 million as compared to 2003. The strengthening of other currencies against the U.S. dollar such as the Japanese yen, Australian dollar, British pound and Canadian dollar also contributed to the net revenue increase in 2003. The stronger foreign currencies also caused U.S. dollar increases in cost of goods sold and selling, general and administrative expenses of approximately $39 million. The resulting increase in net income before income taxes of over $3 million translated into an estimated increase in earnings per share of $0.08.

The company had several positive accomplishments in 2004. From a financial standpoint, cash flow generation showed excellent improvement. Free cash flow, defined as net cash provided from operating activities, less cash outlays for capital expenditures and dividends, was $79 million in 2004 as compared to approximately $8 million in 2003. Effective February 29, 2004 the company acquired the adhesives and resins businesses of Probos, S.A. based in Oporto, Portugal, expanding its geographic reach in the Iberian Peninsula. Annualized net revenue from the purchased businesses is approximately $30 million. The implementation of the Lean Six SigmaSM methodology for process improvements provided significant benefits in its first year of deployment.

On January 10, 2005, the company determined that it was unable to reconcile certain balance sheet accounts relating to its Chilean operations. The Audit Committee of the company’s Board of Directors conducted an independent investigation into the accounting and financial reporting matters at the company’s Chilean operations. The Audit Committee engaged special counsel and an independent accounting firm to assist in its investigation and report on this matter.

The investigation indicated that certain members of the local accounting organization knowingly recorded incorrect entries to certain accounts in the Chilean financial statements. Furthermore, the investigation indicated a portion of these accounting irregularities involved the misappropriation of company assets. The impact of these actions, which the investigation indicated began in fiscal year 1999, resulted in the cumulative overstatement of net income through August 28, 2004 totaling $3.1 million. Of this amount, $2.0 million related to overstatements occurring prior to fiscal year 2004. The amounts relating to prior year periods were determined to be immaterial to the respective prior year periods and 2004 and, accordingly, were recorded in the fourth quarter of 2004. The remaining $1.1 million represented misstatements in fiscal year 2004 of which, $0.5 million and $0.6 million occurred in the second and third quarters, respectively. The second and third quarters of 2004 are restated as shown in Note 16.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions, goodwill recoverability, product, environmental and other litigation liabilities and income tax accounting.

Pension and Other Postretirement Plan Assumptions:    The company sponsors defined-benefit pension plans in both U.S. and foreign entities. Also in the U.S. the company sponsors other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on management’s assumptions related to the discount rate, expected return on assets, projected salary increases and healthcare cost trend rates. The annual measurement date for these assumptions is August 31. Note 10 to the Consolidated Financial Statements includes disclosure of these assumptions for both the non-U.S. and U.S. plans.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 5.75 percent at August 31, 2004 as compared to 6.25 percent at August 31, 2003 and 6.50 percent at August 31, 2002. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense (pretax) approximately $1.5 million. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The current investment mix in the U.S. portfolios is nearly 100 percent in U.S. equities.

From 1999 through 2001, the company used an expected return on assets assumption for the U.S. portfolio of 10.5 percent. At August 31, 2002, given the poor performance of the U.S. equity markets in 2001 and 2002, management lowered the expected rate of return assumption to 9.75 percent. This rate was used in calculating the expenses for 2003 and 2004 and will also be used for 2005. A change of 0.5 percentage points for the expected return assumption will impact U.S. net pension and other postretirement plan expense (pretax) by approximately $1.4 million. Expected return on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.02 percent for the past three years.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of November 27, 2004, the company’s balance sheet included approximately $96 million of goodwill. The goodwill is primarily included in the global adhesives operating segment.

SFAS No. 142 requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations confirmed that the fair value of the reporting units exceeded the net asset carrying values for all reporting units.

Management judgment is required in calculating the fair value of the reporting units. The calculation uses a discounted cash flow analysis that requires management to project financial performance and related cash flows. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Future results will most likely differ from the projected results. However, based on the margin that fair value exceeded the net asset carrying value of the various reporting units, management does not anticipate a material impact on the company’s financial results from differences in these assumptions.

Product, Environmental and Other Litigation Liabilities:    As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, the company is subject to various claims, lawsuits and other legal proceedings. Accruals for loss contingencies associated with these matters are made when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted, as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. In the EIFS litigation involving single-family homes referred to in Note 12, $3.5 million for the potential liabilities and $1.1 million for potential insurance recoveries were accrued. The company also has accrued $3.5 million for potential liabilities and $1.2 million for potential insurance recoveries related to the asbestos settlement also discussed in Note 12. As of November 27, 2004, the company had reserved an additional $0.6 million for all other pending matters.

Based upon currently available facts, management does not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 27, 2004, the valuation allowance to reduce deferred tax assets totaled $12.2 million.

Results of Operations:    2004 Compared to 2003 and 2002

Net Revenue:    Net revenue in 2004 of $1,409.6 million increased $122.3 million or 9.5 percent from the 2003 net revenue of $1,287.3 million. The 2003 net revenue was $31.1 million or 2.5 percent above the net revenue of $1,256.2 million in 2002. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2004 vs 2003	2003 vs 2002
Sales Volume	4.4%	(0.7%)
Product Pricing	(0.2%)	(0.8%)
Acquisitions/Divestitures	2.0%	—
Currency	3.3%	4.0%

Total	9.5%	2.5%

Improved global economic activity in 2004 as compared to 2003 was an important factor in the 2004 growth in sales volume. Although selling price increases began to take hold in the fourth quarter of 2004, it was not enough to stop the overall average price reductions for the year. The adhesives market continued to be one of intense competition for volume, especially in water-based technologies. The positive currency effects on net revenue in both 2004 and 2003 were driven primarily by the stronger euro as compared to the U.S. dollar. The value of one euro as compared to the U.S. dollar at each of the past three fiscal year-end dates has been as follows:

•	November 27, 2004 $1.33

•	November 29, 2003 $1.20

•	November 30, 2002 $0.99

Approximately 20 percent of the company’s 2004 net revenue was generated from euro-denominated transactions.

In the Global Adhesives operating segment net revenue increased by 10.5 percent in 2004 as compared to 2003. Included in the Global Adhesives 2004 net revenue growth was the positive effects from currency exchange rates of 4.1 percent, average selling price decreases of 0.6 percent and increases due to the acquisition of new businesses in Portugal of 2.9 percent. Increases in sales volume also contributed to increases in net revenue of 4.1 percent. In 2003, net revenue growth in Global Adhesives was 3.2 percent as compared to 2002. The 2003 growth was driven primarily by a 5.1 percent increase due to currency exchange rates. The Full-Valu/Specialty operating segment had net revenue growth in 2004 of 7.2 percent as compared to 2003. Sales volume increases accounted for a net revenue increase in 2004 of 4.8 percent as compared to 2003. Positive currency effects were 1.6 percent and average selling prices increased 0.8 percent. In 2003, the Full-Valu/Specialty segment had a net revenue increase of 1.0 percent as compared to 2002.

Cost of Sales:    The cost of sales of $1,037.0 million in 2004 was $101.8 million or 10.9 percent higher than the 2003 cost of sales of $935.1 million. The effects from currency fluctuations increased the 2004 cost of sales by approximately $31.4 million as compared to 2003. Other key components of the 2004 increase in cost of sales were increased sales volume, raw material cost increases and the cost of sales on the net revenue generated from the acquired businesses in Portugal. The rapid increase in raw material costs was especially significant in the second half of 2004. In prior years the main factors impacting the company’s cost of raw materials were energy prices as the company uses many petroleum-based raw materials in its products. In 2004 however, it was not only the rising costs of crude oil and natural gas that impacted the company’s costs, it was also increased demand from expanding regions such as Asia that drove up the costs. This increase in demand was occurring at a time of reduced capacity in the industry due to capacity shutdowns and minimal capital investment. The cost of sales increases were mitigated somewhat by reduced costs resulting from the company’s Lean Six SigmaSM (LSS) initiatives. Projects utilizing the LSS methodology were successful in improving operating efficiencies and reducing waste in several of the company’s processes.

The cost of sales in 2003 of $935.1 million was $16.9 million or 1.8 percent more than the cost of sales of $918.2 million in 2002. The 2003 cost of sales included $3.6 million of costs related to the company’s 2001 – 2002 restructuring initiative and the 2002 cost of sales included $18.1 million of costs related to the same initiative. Currency effects caused an increase of approximately $35 million in the 2003 cost of sales as compared to 2002.

As a percent of net revenue, cost of sales were 73.6 percent, 72.6 percent and 73.1 percent in 2004, 2003 and 2002, respectively.

Gross Profit Margin:    The gross profit margin in 2004 of 26.4 percent was 1.0 percentage points lower than the 27.4 percent margin in 2003. In 2002, the gross profit margin was 26.9 percent. The main reason for the reduced margin in 2004 as compared to 2003 was that the pace of raw material cost increases exceeded the pace of the company’s selling price increases to its customers. Restructuring-related costs included in cost of sales reduced the gross profit margin in 2003 and 2002 by 0.3 and 1.4 percentage points, respectively.

Selling, General and Administrative (SG&A) Expenses:    SG&A expenses were $304.4 million in 2004, $284.2 million in 2003 and $281.6 million in 2002. Currency effects added approximately $8.0 million to the 2004 expenses as compared to 2003. The 2004 SG&A expenses included nearly $4 million from the new businesses in Portugal while the 2003 expenses included $4.8 million of costs related to the company’s restructuring initiative. Other contributing factors to the 2004 increase in SG&A expenses were:

•	$2.8 million for costs related to the implementation of Lean Six SigmaSM. These costs related primarily to training and consulting costs. The savings from the LSS projects were realized primarily in cost of sales.

•	$3.6 million for defense and settlement costs related to product liability issues discussed in Item 3 ‘Legal Proceedings’.

•	$1.4 million related to compliance with Section 404 of the Sarbanes-Oxley Act.

The 2003 increase in SG&A expenses of $2.6 million as compared to 2002 consisted of several offsetting items. Restructuring-related expenses were $4.8 million in 2003 as compared to $13.7 million in 2002. The 2003 expenses also included an estimated savings of $8 million related to the various restructuring initiatives. Currency effects added approximately $9 million to the 2003 SG&A expenses as compared to 2002. Costs related to the company’s pension and other post-retirement benefit plans increased a total of $11.3 million in 2003, of which approximately 60 percent was included in SG&A expenses and 40 percent was included in cost of sales. Management incentive compensation expenses in 2003 were $8.1 million less than in 2002. Approximately $7.3 million of that decrease was included in SG&A expenses. In 2003, the financial results achieved compared to targets set at the beginning of that year were lower than the comparable performance of 2002, resulting in the significant reduction in management incentive expenses.

Interest Expense:    Interest expense was $13.7 million in 2004, $14.5 million in 2003 and $17.3 million in 2002. Lower average outstanding debt levels were the primary reason for the lower interest expense in 2004 as compared to 2003 and in 2003 compared to 2002. Using five-point quarterly averages, the average outstanding debt levels for fiscal years 2004, 2003 and 2002 were $176.8 million, $191.6 million and $209.6 million, respectively.

Gains (Losses) from Asset Disposals:    The gains (losses) from asset disposals were losses of $0.4 million in 2004, gains of $2.8 million in 2003 and gains of $4.2 million in 2002. There were no significant gains or losses in 2004. In 2003, a $2.0 million gain was realized on the sale of a facility in North America that was closed as part of the restructuring initiative. In 2002, there were also $2.0 million of gains associated with properties sold that had been shut down in the restructuring activities. The 2002 result also included a gain of $1.4 million on the sale of an office building in Latin America.

Other Expense, net:    Other expense was $5.8 million in 2004, $5.4 million in 2003 and $3.0 million in 2002. The largest component of other expense, net is foreign currency transaction and remeasurement gains and losses. The net losses related to foreign currency were $4.5 million in 2004, $3.5 million in 2003 and $1.0 million in 2002. The 2004 figure included $1.5 million of losses related to misstatements in prior years in the company’s Chilean entity, which were recorded in the fourth quarter of 2004.

Income Taxes:    The effective income tax rate was 30.5 percent in 2004, 28.2 percent in 2003 and 32.2 percent in 2002. Included in the 2004 income taxes was a benefit of $1.8 million related to previous tax audits and reconciliations related to current year tax filings. This benefit reduced the 2004 effective rate by 3.7 percentage points. The 2004 effective tax rate was adversely affected by the one-time adjustments in the Chilean operations, most of which did not provide a tax benefit. The 2003 income tax expense included a $1.5 million benefit related to the liquidation of an inactive European legal entity. This benefit lowered the 2003 effective rate by 2.9 percentage points. Tax savings associated with restructuring-related costs increased the effective rate in 2003 by 0.4 percentage points and decreased the effective rate by 0.8 percentage points in 2002.

Minority Interests (Expense)/Income:    Minority interests was income of $0.2 million in 2004, income of $0.013 million in 2003 and expense of $1.0 million in 2002. The minority interest results were driven primarily by the profitability of the company’s North American automotive joint venture, of which the company owns 70 percent. Reduced profitability in this business resulted in the minority interest line being income for both 2004 and 2003. The 2002 minority interest expense included a $0.5 million credit related to $1.6 million of restructuring charges included in the pretax income of the automotive joint venture.

Income from Equity Investments:    Income from equity investments was $1.8 million in 2004, $2.1 million in 2003 and $1.8 million in 2002. The source of this income is the company’s 30 percent ownership interest in an automotive joint venture with a European company. The income from equity investments in 2004 was $0.3 million less than in 2003, a direct result of lower profitability of the European company.

Net Income:    Net income was $35.6 million in 2004, $38.6 million in 2003 and $28.2 million in 2002. The 2004 net income includes charges of $2.0 million resulting from overstatements of net income in prior years related to the Chilean accounting matters that were recorded in the fourth quarter of 2004. Net charges related to the restructuring initiatives reduced net income by $4.9 million in 2003 and $19.1 million in 2002. The income per diluted share was $1.23 in 2004, $1.35 in 2003 and $0.98 in 2002.

Operating Segment Results (2004 Compared to 2003 and 2002)

Note:    Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on asset disposals. Charges in connection with the company’s restructuring initiatives are excluded from its operating segment results, consistent with internal management reporting. Corporate expenses are fully allocated to the operating segments. (See further discussion in Note 13 to the Consolidated Financial Statements.)

Global Adhesives:    Net revenue in the Global Adhesives operating segment was $987.2 million in 2004, $893.2 million in 2003 and $865.8 million in 2002. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2004 vs 2003	2003 vs 2002
Sales Volume	4.1%	(1.0%)
Product Pricing	(0.6%)	(0.9%)
Acquisitions/Divestitures	2.9%	—
Currency	4.1%	5.1%

Total	10.5%	3.2%

The net revenue increases due to sales volume growth in 2004 as compared to 2003 were realized in all four geographic regions, i.e. North America, Europe, Latin America and Asia Pacific. The Asia Pacific region’s net revenue growth due to increased volume was nearly 12 percent. Also, by individual reporting unit within Global Adhesives, automotive, converting, nonwoven and assembly all had significant increases in sales volume in 2004 as compared to 2003. The company’s growth initiatives combined with improved economic conditions were the primary reasons for the sales volume increase. Selling price increases were difficult to implement for the majority of 2004 as the competition continued to hold, or even lower, selling prices in order to fill excess capacity. In the fourth quarter, however, average selling prices did increase in the global adhesives segment by 0.7 percent as compared to the fourth quarter of 2003. The currency effects were primarily due to the stronger euro as compared to the U.S. dollar. Lesser impacts resulted from strengthening of the Japanese yen, Australian dollar and Canadian dollar as compared to the U.S. dollar. In 2003, net revenue decreased due to reduced sales volume as compared to 2002. The reduced volume resulted largely from the slow economies in North America and Europe. Strong competition for volume also caused average selling prices to fall in 2003 as compared to 2002.

Operating income in the Global Adhesives segment was $35.3 million in 2004 as compared to $47.8 million in 2003 and $58.4 million in 2002. The combination of rising raw material costs and reduced selling prices was the main cause for the operating income decreases in 2004 compared to 2003 and in 2003 compared to 2002. The gross profit margin decreased 1.4 percentage points in 2004 as compared to 2003. This followed the decrease of 0.9 percentage points in 2003 as compared to 2002. SG&A expenses increased $21.5 million or 12.3 percent in 2004 as compared to 2003. Currency effects contributed approximately $7 million to the SG&A expense increase in 2004. SG&A expenses associated with the acquired businesses in Portugal added approximately $4 million to the 2004 Global Adhesives expenses. Other SG&A increases in 2004 related to growth initiatives such as the implementation of the Lean Six SigmaSM methodology and the business expansion in Asia Pacific.

Full-Valu/Specialty:    Net revenue in the Full-Valu/Specialty operating segment was $422.4 million in 2004, $394.2 million in 2003 and $390.4 million in 2002. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2004 vs 2003	2003 vs 2002
Sales Volume	4.8%	0.3%
Product Pricing	0.8%	(0.8%)
Acquisitions/Divestitures	—	—
Currency	1.6%	1.5%

Total	7.2%	1.0%

The 2004 net revenue growth due to increases in sales volume was driven by volume increases in the ceramic tile installation products, powder coatings, window adhesives and specialty products and consulting for packaging solutions. The stronger U.S. economy in 2004 as compared to 2003 was a key contributor to the volume growth. The currency effects in the Full-Valu/Specialty segment in 2004 resulted primarily from the stronger Australian dollar as compared to the U.S. dollar. In 2003, net revenue was basically flat with 2002. There was strong sales volume growth in the specialty packaging solutions and window adhesives that were offset by decreases in the powder coatings market. The main issue impacting net revenue growth in 2003 as compared to 2002 was the slow U.S economy.

Operating income in the Full-Valu/Specialty segment was $32.9 million in 2004, $28.6 million in 2003 and $29.8 million in 2002. The powder coatings operating unit reported the strongest operating income growth in 2004 as compared to 2003 largely due to changes in their cost structure resulting from projects utilizing the Lean Six SigmaSM methodology. Improved yields and reduced downtime were key results from these projects. The overall Full-Valu/Specialty gross profit margin decreased from 2003 by 0.4 percentage points as selling price increases lagged behind the increased cost of raw materials. SG&A expenses increased 3.3 percent in 2004 as compared to 2003. Cost increases were incurred related to product liability matters in the exterior insulated finish systems product line and new initiatives such as the implementation of the Lean Six SigmaSM methodology. Rigid cost controls and the elimination of certain positions helped to mitigate the increases mentioned above.

The operating income in 2003 decreased $1.2 million from 2002. The gross profit was slightly higher in 2003 as compared to 2002. Increased SG&A expenses from the company’s pension and other postretirement benefit plans along with increased product liability costs were important factors in the reduced operating income.

Operating income as a percent of net revenue was 7.8 percent in 2004, 7.3 percent in 2003 and 7.6 percent in 2002.

Restructuring and Other Related Costs:    The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pretax charges of $31.8 million and $8.4 million in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $3.1 million and $4.6 million as of November 27, 2004 and November 29, 2003, respectively. Details of the restructuring activity for 2003 and 2004 are as follows:

(in thousands)	Employee Severance and Benefits	Accelerated Depreciation	Other	Total
Total liabilities at November 30, 2002	$5,811		$4,803	$10,614
2003 charges:
First quarter	2,388	190	1,884	4,462
Second quarter	1,107	184	1,899	3,190
Third quarter	570	3	456	1,029
Fourth quarter	(17)	(2)	(234)	(253)

Total charges	4,048	375	4,005	8,428

Non-cash	(49)	(375)	—	(424)
Currency change effect	—		479	479
Cash payments	(8,801)		(5,739)	(14,540)

Total liabilities at November 29, 2003	1,009		3,548	4,557
Long-term portion of liabilities	—		(2,713)	(2,713)

Current liabilities at November 29, 2003	$1,009		$835	$1,844

Total liabilities at November 29, 2003	$1,009		$3,548	$4,557
Currency change effect	—		(276)	(276)
Cash payments	(558)		(623)	(1,181)

Total liabilities at November 27, 2004	451		2,649	3,100
Long-term portion of liabilities	—		(1,734)	(1,734)

Current liabilities at November 27, 2004	$451		$915	$1,366

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $4.0 million of gains on sales of impacted assets. As of November 27, 2004, one facility that was closed as part of the plan was recorded as assets held for sale with a net book value of $8.1 million. That facility subsequently sold for a gain in the first quarter of 2005.

Liquidity and Capital Resources

Cash flows from Operating Activities:    Net cash provided by operating activities was $123.2 million in 2004, $59.7 million in 2003 and $82.3 million in 2002. Changes in net working capital, defined as trade accounts receivables plus inventory minus trade accounts payable generated $21.6 million of positive cash flow in 2004 as compared to a use of cash of $12.0 million in 2003. Changes in trade accounts payable had the most significant impact on the net working capital as management continues to emphasize not only price, but also payment terms in its negotiations with suppliers. Trade payable days outstanding were 52 days, 42 days and 43 days as of the end of the fiscal years 2004, 2003 and 2002, respectively. Trade accounts receivable days sales outstanding (DSO) were 63 days at November 27, 2004, 62 days at November 29, 2003 and 58 days at November 30, 2002. Inventory days on hand, which is calculated using a rolling five-quarter average of inventory dollars, was 61 days at the end of each of the fiscal years 2004, 2003 and 2002. Another important factor in the improved cash flow from operating activities in 2004 as compared to 2003 was that in 2003 the company contributed $20 million to its U.S. pension plan. This funding increased the U.S. pension plan assets to a level that exceeded the plan’s accumulated benefit obligation. There were no contributions to the U.S. plan in 2004. Cash used to pay restructuring-related costs was $1.2 million in 2004 as compared to $14.5 million in 2003 and $12.6 million in 2002.

Cash flows from Investing Activities:    Net cash used in investing activities was $48.5 million in 2004, $36.7 million in 2003 and $26.2 million in 2002. Cash used in the acquisition of the businesses in 2004 was $19.3 million. Capital spending in 2004 was $31.3 million as compared to $39.3 million in 2003 and $36.3 million in 2002. As part of its new venture activities in 2004 the company invested $3.0 million for minimal ownership percentages in two technology companies. Proceeds from sales of assets and investments were $5.1 million in 2004, $5.7 million in 2003 and $10.1 million in 2002. In 2003 and 2002 the company sold facilities that were closed as part of the restructuring initiatives.

Cash flows from Financing Activities:    Net cash used in financing activities was $14.0 million in 2004 as compared to $23.4 million in 2003 and $63.9 million in 2002. The cash used in financing activities for 2004 was primarily the $13.1 million to pay cash dividends on common stock. Dividend payments were $12.7 million in 2003 and $12.4 million in 2002. The large use of cash for financing activities in 2002 was primarily due to the reduction of long-term debt. During 2002, long-term debt was reduced by $43.4 million. Since the end of fiscal year 2002, long-term debt levels have remained relatively constant as the remaining outstanding debt agreements have prohibitive prepayment penalties. The company’s capitalization ratio, defined as total debt divided by total debt plus equity, was 24.0 percent at November 27, 2004, 25.5 percent at November 29, 2003 and 29.0 percent at November 30, 2002.

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

In September, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process, the company sought and obtained an investment grade rating (BBB) with a stable outlook from Standard & Poor’s.

Contractual Obligations

Due dates and amounts of contractual obligations follow.

	Payments Due by Period
($ in thousands)	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-term debt	$161,069	$22,920	$50,719	$50,347	$37,083
Operating leases	34,722	11,157	11,136	3,794	8,635
Full recourse guaranteed bank loans to certain executives	7,388	7,353	35	—	—
Raw materials contracts	3,850	2,200	1,650	—	—

Total contractual obligations	$207,029	$43,630	$63,540	$54,141	$45,718

At November 27, 2004 short-term and long-term lines of credit were $300.4 million of which $8.2 million was used. The unused portion of these lines of credit was committed and was $292.3 million at November 27, 2004.

At November 27, 2004, the company has revolving credit agreements with a group of major banks, which provide committed long-term lines of credit through December of 2005 in an amount of $148 million. At the company’s option, interest is payable at the London Interbank Offered Rate plus 0.850%—1.250%, adjusted quarterly based on the company’s capitalization ratio, or a bid rate. A facility fee of 0.075%—0.150% is payable quarterly. No amounts were outstanding at November 27, 2004 and November 29, 2003.

Subsequent to year-end, the company renegotiated $123.0 million of its short-term lines of credit agreements with a group of major banks. The lines of credit are committed through December, 2007. At the company’s option, interest is payable at the London Interbank Offered Rate plus 0.850%—1.250%, adjusted quarterly based on the company’s capitalization ratio, or a bid rate. A facility fee of 0.150%—0.250% is payable quarterly. No amounts were outstanding at November 27, 2004 on these short-term lines of credit.

On February 3, 2005, the company paid $22.0 million on its senior notes that is included in the current maturities of long-term debt.

At November 27, 2004, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2005.

Off Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (“SPEs”). FIN 46R was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements.

As a result of the adoption of FIN 46R with respect to all other entities, the company’s consolidated automotive joint venture was determined to be the primary beneficiary of Autotek Sealants, Inc. (Autotek) and was required to consolidate Autotek in its financial statements effective May 29, 2004. The company’s automotive joint venture has a 48 percent ownership interest in Autotek. The consolidation of Autotek into the company’s automotive joint venture financial statements affected the company’s results of operations beginning with the thirteen weeks ended August 28, 2004. (See Note 14.)

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. These additional disclosures are included in Note 10. Implementation of this pronouncement had no impact on the company’s results of operations or financial position. Interim period disclosures required by SFAS No. 132 related to contributions are effective with the company’s first quarter in fiscal year 2005.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) that was signed into law in December 2003. Under FSP No. 106-1, the company elected to defer the accounting for the effects of the Act. The company adopted FSP No. 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Other Postretirement Benefits obligation (APBO) is recognized over future periods. This reduction in the APBO is due to a subsidy available on benefits provided to plan participants determined to be actuarially equivalent to the Act. Based on the current guidance of determining actuarial equivalence, the company has only been able to determine that some of the plan participants qualify the company for the subsidy. As required by FSP No. 106-2, the company’s actuaries, performed a remeasurment on the plan on February 29, 2004, which used a revised discount rate, and determined that after taking the subsidy into consideration on these participants, there is a reduction in the APBO of approximately $3,049. It is possible that after additional guidance on determining actuarial equivalence is issued, the company may be able to recognize an additional reduction to the APBO due to additional plan participants qualifying for the subsidy. The postretirement benefits expense for the third and fourth quarters of 2004 calculated in the February 29, 2004 remeasurement was $313 less than the original 2004 measurement calculated on August 31, 2003. This means that the second half of 2004 contained $625 less postretirement expense than the first two quarters of 2004.

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

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 4, 2005. The company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the company’s overall results of operations, financial position or cash flows, however, it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges beginning December 4, 2005. The provisions of this Statement shall be applied prospectively. The company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective beginning August 28, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on the company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 1 for indication of ongoing expense that will be included in the income statement beginning in the fourth quarter of 2005.

2005 Outlook

The key to financial results in 2005 will be how the company manages raw material cost increases that are expected to continue at least into the first half of the year. Certain raw materials continue to be in short supply and the situation is not expected to ease in the near future. Management still believes however, that the company will be able to meet all of its customers’ demands. The environment in the adhesives market appears to be changing to one of greater acceptance of price increases. The positive effects from price increases in the fourth quarter of 2004 must continue into 2005 in order for the company to not only maintain, but to grow its gross profit margin above 2004 levels.

The company’s cost structures are continually analyzed and reviewed to ensure the company operates with maximum efficiency. The results from the implementation of the Lean Six SigmaSM methodology are expected to be greater in 2005 as new projects are identified and more employees are trained. One area of cost increase in 2005 will be related to the company’s U.S. pension and other postretirement plans. Primarily due to lower interest rates used to calculate the plan liabilities and increased costs for retiree medical benefits, these costs will increase approximately $6.0 million in 2005. That increase represents an earnings per share impact of approximately $0.14 per share.

Merger and acquisition (M&A) activity is expected to increase in 2005. The company’s balance sheet in terms of debt to equity ratios combined with the strong cash flow from operations positions the company with borrowing capacity to support a significant level of M&A activity. Management continuously evaluates potential opportunities.

The company signed a definitive agreement, effective February 12, 2005, to enter into joint ventures with Sekisui Chemical Company in Japan and China. (See Note 18 to consolidated financial statements.) In Japan, Sekisui and H.B. Fuller will merge their Japanese adhesives businesses to create a new entity. Ownership will initially be split between Sekisui and H.B. Fuller, 60 percent and 40 percent, respectively. H.B. Fuller will retain an option, exercisable after two years, to increase its equity ownership to 50 percent. The new entity will be one of the largest industrial adhesives businesses in Japan with approximately $150 million in net revenues. In China, H.B. Fuller will sell a 20 percent equity interest in its China operations to Sekisui. Sekisui will retain an option, exercisable after two years, to increase its equity ownership to 30 percent.

As a result of this transaction, the financial results from H.B. Fuller’s Japanese operations will no longer be consolidated in its financial statements. Based on 2004 results, this will result in the removal of approximately $45 million in consolidated net revenue and associated costs. The results of the Japanese joint venture are expected to be accounted for under the equity method of accounting. This transaction is expected to be neutral to net income in fiscal year 2005 before the realization of any synergies.

The joint ventures, which are subject to regulatory approvals and customary closing conditions, are expected to close in the second quarter of 2005.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the “2005 Outlook” section, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company hereby identifies important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language which may be made elsewhere in this Annual Report on Form 10-K.

•	Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company’s products. Many of the company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company’s financial condition and results of operations until such business is replaced and no assurances can be made that it would be able to regain or replace any lost customers.

•	Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company’s ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

•	International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

•	Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. Please refer to Item 3. Legal Proceedings for a discussion of current litigation.

•	Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on the company’s business, financial condition, results of operations or cash flows. However, the company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

•	Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

The company may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

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

Management believes that probable near-term changes in interest rates would not materially affect consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of November 27, 2004 would be approximately $0.1 million.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 50 percent of net revenue is generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

From a sensitivity analysis viewpoint, based on 2004 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $2.7 million in net income or $0.09 per diluted share.

Raw Materials:    The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, sustained strong economical growth in North America and China coupled with unplanned production outages have led to strained supply-demand situations for several key feedstocks (benzene and ethylene), some of their derivatives, several polymers and acrylate monomers.

In 2004, the single largest expenditure was the purchase of raw materials. Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheet of H.B. Fuller Company and subsidiaries as of November 27, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of November 27, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” on May 29, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of H.B. Fuller Company’s internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that H.B. Fuller Company did not maintain effective internal control over financial reporting as of November 27, 2004, because of the effect of the material weakness identified in management’s assessment that there was no review of the local books and records of the smaller locations within the Latin America region, which includes the Chilean operations, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of November 27, 2004, management identified as a material weakness, insufficient supervision and oversight of certain local accounting personnel in its Chilean accounting operations. Specifically, Company policy did not provide for regional financial management or internal audit review of the local books and records of the smaller locations within the Company’s Latin America region, which includes the Chilean operations. As a result of this material weakness in internal control, H.B. Fuller Company’s financial statements were misstated due to the intentional recording of incorrect accounting entries by local accounting personnel under the supervision of the Chilean financial controller beginning in 1999, and continuing through the third quarter of 2004. These incorrect accounting entries resulted in the overstatement of other current assets and income taxes payable, the understatement of notes payable and trade payables, and a cumulative overstatement of net income during the aforementioned period amounting to $3.1 million.

Of the cumulative overstatement of net income of $3.1 million, $2.0 million related to overstatements occurring prior to fiscal year 2004, which was determined to be immaterial to the respective prior year periods and 2004 and, accordingly, was recorded by the company in the fourth quarter of 2004. The remaining $1.1 million represented misstatements occurring in the second and third quarters in fiscal 2004 amounting to $0.5 million and $0.6 million, respectively. The Company has restated the unaudited interim financial information previously reported for the second and third quarters of 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of H.B. Fuller Company as of November 27, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that H.B. Fuller Company did not maintain effective internal control over financial reporting as of November 27, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the criteria, H.B. Fuller Company has not maintained effective internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

H.B. Fuller Company acquired Proadec Productos Quimicos, S.A., Isar-Rakoll Chemie Portuguesa, S.A., Isar-Rakoll, S.A. and Proadec Quimicos Espana, S.A., collectively the adhesives and resins businesses of Probos Resinas e Plasiticos, S.A. in Portugal during 2004 (the Portugese acquisition). Management excluded from its assessment of internal control over financial reporting, the Portugese acquisition representing consolidated total assets of $43.0 million and consolidated revenues of $26.1 million included in the consolidated financial statements of H.B. Fuller Company and subsidiaries as of and for the year ended November 27, 2004. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of the internal control over financial reporting of the Portugese acquisition. H.B. Fuller Company also excluded from its assessment of internal control over financial reporting, Autotek Sealants, Inc., which is consolidated pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, representing consolidated total assets of $7.6 million and consolidated net revenues of $4.1 million included in the consolidated financial statements of H.B. Fuller Company and subsidiaries as of and for the year ended November 27, 2004. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of the internal control over financial reporting of Autotek Sealants, Inc.

/s/ KPMG LLP

Minneapolis, Minnesota

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of H.B. Fuller Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of H.B. Fuller Company and its subsidiaries at November 29, 2003, and the results of their operations and their cash flows for each of the two years in the period ended November 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 20, 2004

CONSOLIDATED STATEMENT OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 27, 2004	November 29, 2003	November 30, 2002
Net revenue	$1,409,606	$1,287,331	$1,256,210
Cost of sales	(1,036,961)	(935,135)	(918,228)

Gross profit	372,645	352,196	337,982
Selling, general and administrative expenses	(304,444)	(284,242)	(281,560)
Gains (losses) from asset disposals, net	(372)	2,767	4,165
Other expense, net	(5,815)	(5,446)	(3,009)
Interest expense	(13,716)	(14,467)	(17,266)

Income before income taxes, minority interests and income from equity investments	48,298	50,808	40,312
Income taxes	(14,713)	(14,307)	(12,973)
Minority interests (expense)/income	199	13	(989)
Income from equity investments	1,819	2,105	1,826

Net income	$35,603	$38,619	$28,176

Net income per common share:
Basic	$1.25	$1.37	$1.00
Diluted	$1.23	$1.35	$0.98
Weighted-average common shares outstanding:
Basic	28,429	28,245	28,095
Diluted	28,909	28,695	28,601

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 27, 2004	November 29, 2003
Assets
Current Assets:
Cash and cash equivalents	$67,028	$3,260
Trade receivables, net	262,932	239,593
Inventories	159,067	146,571
Other current assets	64,623	59,068

Total current assets	553,650	448,492

Property, plant and equipment, net	349,075	348,653
Other assets	115,997	114,117
Goodwill	95,543	79,414
Other intangibles, net	21,094	16,912

Total assets	$1,135,359	$1,007,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$13,315	$11,493
Current installments of long-term debt	22,920	1,383
Trade payables	164,846	117,001
Accrued payroll / employee benefits	35,127	25,042
Other accrued expenses	48,720	29,196
Restructuring liabilities	1,366	1,844
Income taxes payable	7,155	14,067

Total current liabilities	293,449	200,026

Long-term debt, excluding current installments	138,149	161,047
Accrued pensions	88,964	87,354
Other liabilities	45,922	35,471
Minority interests in consolidated subsidiaries	15,816	14,352

Total liabilities	582,300	498,250

Commitments and contingencies

Stockholders’ Equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—80,000,000 Shares outstanding—2004 and 2003 were 28,641,037 and 28,435,000	28,641	28,435
Additional paid-in capital	45,930	41,324
Retained earnings	459,718	437,575
Accumulated other comprehensive income	20,182	3,044
Unearned compensation—restricted stock	(1,412)	(1,040)

Total stockholders’ equity	553,059	509,338

Total liabilities and stockholders’ equity	$1,135,359	$1,007,588

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 27, 2004	November 29, 2003	November 30, 2002
Preferred Stock
Beginning balance	$—	$—	$306
Retirement of preferred stock	—	—	(306)

Ending balance	$—	$—	$—

Common Stock
Beginning balance	$28,435	$28,362	$28,281
Retirement of common stock	(9)	(13)	(42)
Stock compensation plans, net	215	86	123

Ending balance	$28,641	$28,435	$28,362

Additional Paid-in Capital
Beginning balance	$41,324	$39,665	$37,830
Retirement of common stock	(238)	(284)	(1,182)
Stock compensation plans, net	4,468	1,878	2,864
Tax benefit on exercise of non-qualified stock options	376	65	153

Ending balance	$45,930	$41,324	$39,665

Retained Earnings
Beginning balance	$437,575	$411,818	$396,048
Net income	35,603	38,619	28,176
Dividends	(13,460)	(12,862)	(12,406)

Ending balance	$459,718	$437,575	$411,818

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$3,044	$(29,679)	$(25,150)
Foreign currency translation adjustment	21,480	28,270	10,411
Minimum pension liability adjustment, net of tax	(4,342)	4,453	(14,940)

Ending balance	$20,182	$3,044	$(29,679)

Unearned Compensation—Restricted Stock
Beginning balance	$(1,040)	$(1,836)	$(3,289)
Restricted stock grants	(1,134)	(34)	(358)
Amortization / other changes in unearned compensation	762	830	1,811

Ending balance	$(1,412)	$(1,040)	$(1,836)

Total Stockholders’ Equity	$553,059	$509,338	$448,330

Total Comprehensive Income
Net income	$35,603	$38,619	$28,176
Other comprehensive income (loss):
Foreign currency translation adjustment	21,480	28,270	10,411
Minimum pension liability adjustment, net of taxes of $2,623, $(3,006) and $8,396 in 2004, 2003 and 2002, respectively	(4,342)	4,453	(14,940)

Total Comprehensive Income	$52,741	$71,342	$23,647

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 27, 2004	November 29, 2003	November 30, 2002
Cash flows from operating activities:
Net income	$35,603	$38,619	$28,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,437	51,697	54,783
Amortization	2,593	2,439	2,761
Deferred income taxes	11,241	42	(217)
Losses (gains) from asset disposals	372	(2,767)	(4,165)
Change in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables, net	(8,374)	(14,179)	4,735
Inventories	(4,253)	3,986	1,669
Other current assets	(3,588)	4,300	(6,870)
Other assets	(987)	5,563	2,595
Trade payables	34,262	(1,830)	(3,504)
Accrued payroll / employee benefits and other accrued expenses	13,769	(12,097)	5,725
Restructuring liabilities	(1,767)	(6,862)	9,762
Income taxes payable	(6,894)	3,016	537
Accrued / prepaid pensions	(2,368)	(20,129)	(6,091)
Other liabilities	4,820	6,575	(5,139)
Other	(4,617)	1,304	(2,433)

Net cash provided by operating activities	123,249	59,677	82,324

Cash flows from investing activities:
Purchased property, plant and equipment	(31,260)	(39,263)	(36,278)
Purchased business, net of cash acquired	(19,295)	(2,106)	—
Purchased investments	(3,000)	(1,000)	—
Proceeds from sale of property, plant and equipment	3,202	5,710	10,094
Proceeds from sale of investments	1,877	—	—

Net cash used in investing activities	(48,476)	(36,659)	(26,184)

Cash flows from financing activities:
Proceeds from long-term debt	—	62,018	21,685
Repayment of long-term debt	(2,712)	(63,056)	(63,105)
Net proceeds (payments) from/on notes payable	(247)	(10,702)	(10,259)
Dividends paid	(13,074)	(12,662)	(12,406)
Other, primarily proceeds from stock option exercises	2,061	1,014	227

Net cash used in financing activities	(13,972)	(23,388)	(63,858)

Net change in cash and cash equivalents	60,801	(370)	(7,718)
Effect of exchange rate changes	2,967	(36)	(70)
Cash and cash equivalents at beginning of year	3,260	3,666	11,454

Cash and cash equivalents at end of year	$67,028	$3,260	$3,666

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$386	$200	$—
Cash paid for interest	$14,606	$11,528	$17,931
Cash paid for income taxes	$18,578	$11,791	$11,906

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

1/	Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 34 countries.

The largest business segment is industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging, converting (corrugated, tape and label, tissue and towel, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive, graphic arts (books, magazines, etc.) and footwear. Adhesives represent approximately 70 percent of global net revenue and are manufactured and marketed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

Specialty chemical products are also produced and supplied for a variety of applications such as ceramic tile application, HVAC insulation, powder coatings applied to metal surfaces for office furniture, appliances and lawn and garden equipment, specialty products and consulting for packaging solutions, consumer products and windows market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 30 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

Principles of Consolidation:    The consolidated financial statements include the accounts of the company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in affiliated companies in which the company exercises significant influence, but which it does not control, are accounted for in the consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the company’s equity portion in current earnings of such companies, after elimination of intercompany profits. Investments in which the company does not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

The fiscal year ends on the Saturday closest to November 30. All fiscal years presented represent 52-week years. Certain prior years’ amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

In the fourth quarter of 2004, the company restated the second and third quarters of 2004 due to misstatements in its Chilean operations, as discussed in Note 16.

Use of Estimates:    Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Provisions for sales returns are recorded when known and estimated using historical experience. Customer incentive programs (primarily rebates) generally relate to volume purchase incentives. Rebates recorded in the income statement were $22,537, $15,561 and $11,041 in 2004, 2003 and 2002, respectively. All amounts presented are recorded as a reduction of net revenue.

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

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 31 percent of consolidated inventories. The remaining inventories, which include all non-U.S. operations and some U.S. locations, are valued at the lower of cost (mainly average cost) or market value.

Investments:    Investments with a value of $22,496 were held on November 27, 2004. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of “Other expense, net”.

Investments in Equity Securities Carried at Cost:    The aggregate cost of the company’s cost method investments totaled $10,296 at November 27, 2004. The company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Therefore, the company estimated that the fair value exceeded the cost of the investments (that is, the investments were not impaired).

Property, Plant and Equipment:    Depreciation of property, plant and equipment is generally computed on a straight-line based on estimated useful lives of the assets, including assets acquired by capital leases. Estimated useful lives range from 20 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to gains (losses) from asset disposals.

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

Capitalized Interest Costs:    Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $739, $215 and $293 in 2004, 2003 and 2002, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. SFAS No. 142 requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations in 2004 and 2003 confirmed that the fair value of the reporting units exceeded the respective net asset carrying values. The company generally performs its annual impairment assessments at the end of the third quarter.

Intangible Assets:    Intangible assets include patents and other intangible assets acquired from an independent party and are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset (asset group) exceeds the estimated fair value of the asset (asset group). Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

Foreign Currency Translation:    Assets and liabilities denominated in foreign currencies are translated using the spot rate on the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. The currency translation adjustment from functional currency to U.S. dollars is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The remeasurement adjustment for subsidiaries not using the local currency as the functional currency is included as a component of net income.

Postemployment Benefits:    Postemployment benefits are provided to inactive and former employees, employees’ beneficiaries and covered dependents after employment, but prior to retirement. The cost of providing these benefits is accrued during the years the employee renders the necessary service.

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

Accounting for Stock-Based Compensation:    In December, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (An amendment of FASB Statement No. 123). The company intends to continue its current accounting practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” until SFAS No. 123R is adopted in the fourth quarter of 2005. Until SFAS No. 123R is adopted, the company will continue to comply with the additional disclosure requirements of SFAS No. 148.

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
Net income, as reported	$35,603	$38,619	$28,176
Add back: Stock-based employee compensation expense recorded	742	717	1,582

Net income excluding stock-based compensation	36,345	39,336	29,758
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,876)	(2,637)	(3,278)

Pro forma net income	$33,469	$36,699	$26,480

Basic income per share:
As reported	$1.25	$1.37	$1.00
Pro forma	$1.18	$1.30	$0.94
Diluted income per share:
As reported	$1.23	$1.35	$0.98
Pro forma	$1.16	$1.28	$0.93

Compensation expense for pro forma purposes is reflected straight line over the vesting period. Note 9 to the Consolidated Financial Statements contains the significant assumptions used in determining the underlying fair value of options.

Financial Instruments and Derivatives:    Management’s objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. Management minimizes risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. The company repurchased 8,646, 12,980 and 41,649 shares of common stock in 2004, 2003 and 2002, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding.

Recently Issued Accounting Pronouncements:    In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (“SPEs”). FIN 46R was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements.

As a result of the adoption of FIN 46R with respect to all other entities, the company’s consolidated automotive joint venture was determined to be the primary beneficiary of Autotek Sealants, Inc. (Autotek) and was required to consolidate Autotek in its financial statements effective May 29, 2004. The company’s automotive joint venture has a 48 percent ownership interest in Autotek. The consolidation of Autotek into the company’s automotive joint venture financial statements affected the company’s results of operations beginning with the thirteen weeks ended August 28, 2004. (See Note 14.)

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. These revisions required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. These additional disclosures are included in Note 10. Implementation of this pronouncement had no impact on the company’s results of operations or financial position. Interim period disclosures required by SFAS No. 132 related to contributions are effective with the company’s first quarter in fiscal year 2005.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) that was signed into law in December 2003. Under FSP No. 106-1, the company elected to defer the accounting for the effects of the Act. The company adopted FSP No. 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Other Postretirement Benefits obligation (APBO) is recognized over future periods. This reduction in the APBO is due to a subsidy available on benefits provided to plan participants determined to be actuarially equivalent to the Act. Based on the current guidance of determining actuarial equivalence, the company has only been able to determine that some of the plan participants qualify the company for the subsidy. As required by FSP No. 106-2, the company’s actuaries, performed a remeasurment on the plan on February 29, 2004, which used a revised discount rate, and determined that after taking the subsidy into consideration on these participants, there is a reduction in the APBO of approximately $3,049. It is possible that after additional guidance on determining actuarial equivalence is issued, the company may be able to recognize an additional reduction to the APBO due to additional plan participants qualifying for the subsidy. The postretirement benefits expense for the third and fourth quarters of 2004 calculated in the February 29, 2004 remeasurement was $313 less than the original 2004 measurement calculated on August 31, 2003. This means that the second half of 2004 contained $625 less postretirement expense than the first two quarters of 2004.

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

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 4, 2005. The company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the company’s overall results of operations, financial position or cash flows, however, it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the company relative to nonmonetary asset exchanges beginning December 4, 2005. The provisions of this Statement shall be applied prospectively. The company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for the company beginning August 28, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on the company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 1 above for indication of ongoing expense that will be included in the income statement beginning in the fourth quarter of 2005.

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

A reconciliation of the net income and share components for the basic and diluted income per share calculations follows:

	2004	2003	2002
Net income	$35,603	$38,619	$28,176
Dividends on preferred shares	—	—	(7)

Income available to common shares	$35,603	$38,619	$28,169

Weighted-average common shares—basic	28,428,753	28,245,197	28,094,811
Equivalent shares from stock-based compensation plans	480,295	449,775	506,491

Weighted-average common and common equivalent shares—diluted	28,909,048	28,694,972	28,601,302

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price for the respective periods of 6,884, 32,100 and 2,605 shares for 2004, 2003 and 2002, respectively, as the results would have been anti-dilutive.

3/	Restructuring and Other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pretax charges of $31,781 and $8,428 in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $3,100 and $4,557 as of November 27, 2004 and November 29, 2003, respectively. Details of the restructuring activity for 2003 and 2004 are as follow:

(in thousands)	Employee Severance and Benefits	Accelerated Depreciation	Other	Total
Total liabilities at November 30, 2002	$5,811		$4,803	$10,614
2003 charges:
First quarter	2,388	190	1,884	4,462
Second quarter	1,107	184	1,899	3,190
Third quarter	570	3	456	1,029
Fourth quarter	(17)	(2)	(234)	(253)

Total charges	4,048	375	4,005	8,428
Non-cash	(49)	(375)	—	(424)
Currency change effect	—		479	479
Cash payments	(8,801)		(5,739)	(14,540)

Total liabilities at November 29, 2003	1,009		3,548	4,557
Long-term portion of liabilities	—		(2,713)	(2,713)

Current liabilities at November 29, 2003	$1,009		$835	$1,844

Total liabilities at November 29, 2003	$1,009		$3,548	$4,557
Currency change effect	—		(276)	(276)
Cash payments	(558)		(623)	(1,181)

Total liabilities at November 27, 2004	451		2,649	3,100
Long-term portion of liabilities	—		(1,734)	(1,734)

Current liabilities at November 27, 2004	$451		$915	$1,366

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $3,999 of gains on sales of impacted assets. As of November 27, 2004, one facility that was closed as part of the plan was recorded as assets held for sale with a net book value of $8,066. That facility subsequently sold for a gain in the first quarter of 2005.

4/	Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2004, 2003 and 2002 follow.

Other expense, net	2004	2003	2002
Foreign currency transaction losses, net	$(4,532)	$(3,467)	$(1,023)
Gains (losses) on trading securities	(100)	114	158
Amortization of low income housing	(2,256)	(2,082)	(2,418)
Interest income	779	726	653
Other, net	294	(737)	(379)

Total other expense, net	$(5,815)	$(5,446)	$(3,009)

Research and development expenses (included in selling, general and administrative expenses)	$16,022	$17,947	$17,910

Balance Sheet Information

Additional details of balance sheet amounts as of November 27, 2004 and November 29, 2003 follow.

Inventories:	2004	2003
Raw materials	$72,659	$58,743
Finished goods	98,309	97,943
LIFO reserve	(11,901)	(10,115)

Total inventories	$159,067	$146,571

Other current assets:
Employee and other receivables	$16,954	$11,379
Prepaid income taxes	13,065	8,211
Current deferred income tax asset	13,809	14,327
Prepaid expenses	12,325	15,743
Assets held for sale	8,470	9,408

Total other current assets	$64,623	$59,068

Property, plant and equipment:
Land	$50,057	$45,729
Buildings and improvements	228,411	214,737
Machinery and equipment	560,145	542,250
Construction in progress	18,671	25,700

Total, at cost	857,284	828,416
Accumulated depreciation	(508,209)	(479,763)

Net property, plant and equipment	$349,075	$348,653

Other assets:
Investment in trading securities	$22,496	$23,639
Equity basis investments	20,065	22,715
Cost basis investments	10,296	8,658
Long-term deferred tax asset	10,382	9,122
Prepaid postretirement benefits	19,623	20,215
Prepaid pension costs	24,734	21,680
Other long-term assets	8,401	8,088

Total other assets	$115,997	$114,117

Other accrued expenses:
Taxes other than income taxes	$5,269	$5,795
Interest	5,663	5,817
Product liability	9,278	5,488
Accrued employee benefit liability	9,542	—
Accrued expenses	18,968	12,096

Total other accrued expenses	$48,720	$29,196

Other liabilities:
Long-term deferred tax liability	$26,247	$17,148
Long-term deferred compensation	11,627	10,325
Other long-term liabilities	8,048	7,998

Total other liabilities	$45,922	$35,471

Additional details on the allowance for doubtful trade receivables for 2004, 2003 and 2002 follow.

	2004	2003	2002
Balance at beginning of year	$8,370	$8,088	$8,121
Charged to expenses	3,529	2,385	2,660
Write-offs	(3,469)	(2,450)	(2,576)
Effect of exchange rates	167	347	(117)
Other	319	—	—

Balance at end of year	$8,916	$8,370	$8,088

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2004, 2003 and 2002 follow.

Accumulated Other Comprehensive Income	2004	2003	2002
Foreign currency translation adjustment	$40,871	$19,391	$(8,879)
Minimum pension liability adjustment net of taxes of $11,201, $8,578 and $11,584 in 2004, 2003 and 2002, respectively	(20,689)	(16,347)	(20,800)

Total accumulated other comprehensive income	$20,182	$3,044	$(29,679)

5/	Goodwill and Other Intangible Assets

The operating segment goodwill balances as of November 27, 2004, and November 29, 2003, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates, consolidation of Autotek (see Note 14) and acquisition of Probos (see Note 15).

	2004	2003
Global Adhesives	$84,794	$69,236
Full-Valu/Specialty	10,749	10,178

Total	$95,543	$79,414

Additional details on the goodwill balance for 2004 and 2003 follow.

	2004	2003
Balance at beginning of year	$79,414	$71,020
Consolidation of Autotek	4,634	—
Acquisition—Probos	4,941	—
Reclassification	435	—
Currency effect	6,119	8,394

Balance at end of year	$95,543	$79,414

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	All Other	Total
As of November 27, 2004:
Original cost	$24,747	$8,204	$32,951
Accumulated amortization	(13,637)	(1,098)	(14,735)

Net identifiable intangibles	$11,110	$7,106	$18,216

Weighted average useful lives (in years)	12	15	13

As of November 29, 2003:
Original cost	$24,560	$2,354	$26,914
Accumulated amortization	(11,588)	(765)	(12,353)

Net identifiable intangibles	$12,972	$1,589	$14,561

Weighted average useful lives (in years)	12	11	12

Amortization expense with respect to amortizable intangible assets was $2,593, $2,439 and $2,761 in 2004, 2003 and 2002, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2005	2006	2007	2008	2009	Thereafter
Amortization Expense	$2,621	$2,614	$2,598	$2,384	$2,203	$5,796

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 27, 2004 and November 29, 2003 totaling $2,878 and $2,351, respectively, relate to the minimum pension liability intangible asset shown in the tables in Note 10 to the Consolidated Financial Statements and trademarks / trade names as disclosed in Note 15.

6/	Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $13,315 at November 27, 2004. Of this amount, $8,183 represented the utilization of short-term committed lines and $5,132 represented borrowings from various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 12.0%, 6.5% and 9.8% in 2004, 2003 and 2002, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. Total short-term committed lines at November 27, 2004 equaled $152,444 and of this amount $144,261 was unused.

Long-Term Debt

Long-term Debt, Including Capital Lease Obligations	Weighted- Average Interest Rate	Maturity Date	2004	2003
U.S. dollar obligations:
Senior notes	7.03%	2005-2010	$159,000	$159,000
Various other obligations	7.25%	2005-2006	1,003	2,194
Foreign currency obligations:
Japanese yen	4.2%	2009	1,066	1,222
Capital lease obligations		2004	—	14

Total long-term debt			161,069	162,430
Less: current installments			(22,920)	(1,383)

Total			$138,149	$161,047

Long-term debt had an estimated fair value of $147,505 and $170,633 as of November 27, 2004 and November 29, 2003, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. Long-term debt consisted primarily of senior notes with various other obligations making up the balance. In addition to this outstanding long-term debt, total long-term committed lines of credit at November 27, 2004 equaled $148,000 and of this amount none was utilized.

Lines of Credit

Term	Committed	Drawn	Unused
Short-Term	$152,444	$8,183	$144,261
Long-term	148,000	—	148,000

Total	$300,444	$8,183	$292,261

A set of revolving credit agreements with a group of major banks accounted for $271,000 of the committed lines of credit. The $271,000 of revolving credit agreements consisted of $148,000 in long-term committed lines and $123,000 in short-term committed lines.

•	At November 27, 2004 the long-term portion of the revolving credit agreements equaled $148,000 and provided committed long-term credit through December of 2005. At the company’s option, interest is payable at the London Interbank Offered Rate plus 0.850%—1.250%, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or a bid rate. A facility fee of 0.075%—0.150% is payable quarterly. No amounts were drawn at November 27, 2004.

•	At November 27, 2004 the short-term portion of the revolving credit agreements equaled $123,000. Subsequent to year-end, the company renegotiated the short-term portion of the revolving credit agreements. At the company’s option, interest is payable at the London Interbank Offer Rate plus 0.850-1.250%, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or bid rate. A facility fee of 0.150%-0.250% is payable quarterly. No amounts were drawn at November 27, 2004.

In addition to the $271,000 of revolving credit agreements referred to above, the company had $29,444 of committed credit facilities, comprised mostly of foreign short-term facilities. The major lines in these foreign short-term facilities carried a weighted-average interest rate of 6.6% and a maturity of December 31, 2004. There are no facility fees associated with these lines.

On February 3, 2005, the company repaid $22,000 of its senior notes. This principal amount is included in the current installments of long-term debt at November 27, 2004.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any “consolidated group” for income tax purposes other than with its subsidiaries. At November 27, 2004 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$22,920	$25,479	$25,240	$25,240	$25,107	$37,083

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000.

7/	Income Taxes

Income Before Income Taxes, Minority Interests, and Income From Equity Investments	2004	2003	2002
United States	$24,323	$25,489	$30,263
Outside U.S.	23,975	25,319	10,049

Total	$48,298	$50,808	$40,312

Components of the Provision for Income Taxes
Current:
U.S. federal	$(8,282)	$1,898	$4,595
State	1,505	1,292	1,467
Outside U.S.	10,249	11,075	7,128

	3,472	14,265	13,190

Deferred:
U.S. federal	7,691	(755)	(2,387)
State	848	17	(15)
Outside U.S.	2,702	780	2,185

	11,241	42	(217)

Total	$14,713	$14,307	$12,973

The 2004 U.S. Current and Deferred Provisions reflect the settlement of IRS audits and the impact on open years.

Reconciliation of Effective Income Tax Rate
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.7	2.3
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	6.5	1.5	1.9
Foreign tax credits	(9.7)	(3.0)	(6.4)
Non-U.S. taxes	7.0	3.1	14.4
Impact of Chile misstatement	1.8	—	—
Interest income not taxable in the U.S.	(3.3)	(3.0)	(3.6)
Other tax credits	(5.8)	(5.6)	(7.5)
Impact of audit settlements	(3.2)	—	—
Other	0.2	(1.5)	(3.9)

Total	30.5%	28.2%	32.2%

The effective tax rate in 2004 was impacted by a $1,583 benefit relating to the settlement of IRS audits and the impact on open years and adversely impacted by the one-time adjustment in Chile most of which did not provide a tax benefit. The effective tax rate in 2003 and 2002 was impacted by costs related to the restructuring plan. In 2003 and 2002, some of these restructuring charges did not provide a tax benefit in certain foreign countries resulting in an increase in the effective tax rate associated with non-U.S. taxes. In 2002, the restructuring charges had a positive impact on the combined U.S. and non-U.S. effective tax rate because the majority of the charges were recorded in countries in which the charges were tax deductible. The effective tax rate in 2003 was also impacted by a one-time tax benefit of $1,494 related to the liquidation of an inactive European legal entity.

Deferred Income Tax Balances at Each Year-end Related to	2004	2003
Depreciation	$(36,828)	$(34,171)
Asset valuation allowances	2,519	2,127
Accrued expenses currently not deductible:
Employee benefit costs	8,870	14,502
Product and other claims	2,474	2,935
Tax loss carryforwards	20,704	20,989
Other	11,031	9,388

	8,770	15,770
Valuation allowance	(12,172)	(11,433)

Net deferred tax assets (liabilities)	$(3,402)	$4,337

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to minimum pension liability adjustments.

Net Deferred Taxes as Presented on the Consolidated Balance Sheet	2004	2003
Deferred tax assets:
Current	$13,809	$14,327
Non-current	10,382	9,122
Deferred tax liabilities:
Current	(1,346)	(1,964)
Non-current	(26,247)	(17,148)

Net deferred tax assets (liabilities)	$(3,402)	$4,337

Valuation allowances relate to foreign tax credit carryovers, tax loss carryforwards and other net deductible temporary differences in non-U.S. operations and U.S. state tax loss carryforwards where the future potential benefits do not meet the more likely than not realization test. The increase in the valuation allowance during the year ended November 27, 2004, is due to an increase in state tax loss carryforwards, foreign tax loss carryforwards and foreign tax credits for which the company has currently determined that the future tax benefits may not be realized.

U.S. income taxes have not been provided on approximately $114,430 of undistributed earnings of non-U.S. subsidiaries. The company intends to indefinitely reinvest these undistributed earnings. If any portion, however were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

The company is in the process of determining whether it will elect to utilize provisions of the American Jobs Creation Act of 2004, which provides a one-time election to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. As a result of this Act, the company has the opportunity to repatriate approximately

$24,000 of cash in 2005 that has been generated over time by its foreign operations, resulting in an estimated increase in the company’s tax provision in 2005 of approximately $1,000. The company has identified this amount as being distributable and as being economical given the company’s tax provision. At present, management has not drawn any conclusion regarding this opportunity to our overall strategy. Management expects to complete the evaluation of the opportunity by May 28, 2005.

While non-U.S. operations have been profitable overall, cumulative tax losses of $52,964 are carried as net operating losses in 14 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $39,257 can be carried forward indefinitely, while the remaining $13,707 must be used during the 2005-2010 period.

8/	Stockholders’ Equity

Preferred Stock:    The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock:    There were 80,000,000 shares of common stock with a par value of $1.00 authorized and 28,641,037 and 28,435,000 shares issued and outstanding at November 27, 2004 and November 29, 2003, respectively. Dividends of $0.4575, $0.4475 and $0.4375 per share were declared and paid in 2004, 2003 and 2002, respectively.

Common Shares Outstanding	2004	2003	2002
Beginning balance	28,435,000	28,362,316	28,281,540
Stock options exercised	132,477	66,027	78,842
Deferred compensation paid	30,760	10,854	32,044
Restricted units vested	16,537	19,255	3,297
Restricted shares granted	40,238	1,300	11,700
Restricted shares forfeited	(5,329)	(11,772)	(3,458)
Shares withheld for taxes	(8,646)	(12,980)	(41,649)

Ending balance	28,641,037	28,435,000	28,362,316

Shareholder Rights Plan:    The shareholder rights plan provides each holder of a share of common stock a right to purchase one additional share of common stock for $90, subject to adjustment. These rights are not currently exercisable. Upon the occurrence of certain events, such as the public announcement of a tender offer or the acquisition of 15 percent or more of the company’s outstanding common stock by a person or group (an “acquiring person”), each right entitles the holder to purchase $90 worth of common stock (or in some circumstances common stock of the acquiring person) at one half of its then market value. Rights held by an acquiring person are void. The company may redeem or exchange the rights in certain instances. Unless extended or redeemed the rights expire on July 30, 2006.

See Note 6 to the Consolidated Financial Statements regarding the company’s shelf registration statement filed in September 2002.

9/	Stock-Based Compensation

Directors’ Deferred Compensation Plan:    Directors, who are not employees, may elect to defer all or a portion of the payment of their retainer and meeting fees in a number of investment options including units representing shares of company common stock. At November 27, 2004, no shares remained available for future issuance of the 150,000 shares originally allocated under this plan.

1998 Directors’ Stock Incentive Plan:    This plan reserves 400,000 shares of common stock to offer non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest. In 2004, 2003 and 2002, respectively, 1,300, 1,300 and 11,700 restricted shares were awarded under this plan. The market value at the date of grant of these restricted shares totaling $38, $34 and $358 has been recorded as unearned compensation—restricted stock and is shown in stockholders’ equity. Unearned compensation is being amortized to expense over the vesting periods of generally four years and amounted to $249, $252 and $269 in 2004, 2003 and 2002, respectively. Commencing in 2003, shares may also be issued under this plan for amounts non-employee directors deferred under the Directors’ Deferred Compensation Plan. In 2004, 10,500 units valued at $289 were credited to the Directors’ Deferred Compensation Plan. At November 27, 2004, 289,418 shares remained available for future awards.

Year 2000 Stock Incentive Plan:    This plan reserves 3,000,000 shares of common stock for granting of awards during a period of up to ten years from October 14, 1999. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock value.

A total of 364,177, 354,301 and 384,152 non-qualified stock options were granted in 2004, 2003 and 2002, respectively to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years.

In 2004, a total of 47,851 restricted stock shares and restricted stock units with a fair value of $1,347 were issued. These awards vest in either four years or 25 percent per year over the next four years, depending on the grant. Unearned compensation from the restricted stock awards is being amortized to expense from the unearned compensation contra equity balance over the vesting periods and amounted to $342 in 2004. At November 27, 2004, 1,449,595 shares remained available for future grants or allocations under the plan.

1992 Stock Incentive Plan:    This plan reserved 1,800,000 shares of common stock for granting of awards. The plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other based on the company’s common stock value.

Shares of restricted stock were the most common awards issued from this plan. Unearned compensation from these restricted stock awards is being amortized to expense from the unearned compensation contra equity balance over the vesting periods of generally ten years and amounted to $170, $230 and $695 in 2004, 2003 and 2002, respectively. At November 27, 2004, no shares remained available for future grants or allocations from the 1992 plan.

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan. The company matches, in the form of company stock, up to the first four percent of each employee’s contributions and the trustee purchases company shares on the open market. The costs of the company match were $2,879, $3,007 and $3,106 in 2004, 2003 and 2002, respectively.

Key Employee Deferred Compensation Plan:    Key employees may elect to defer a portion of their eligible compensation to be invested in a number of investment choices, including units which are valued based on the fair market value of the company’s common stock. The company provides a 10 percent match on deferred compensation invested in these units. The company also provides a match for certain amounts specified in the plan related to and reduced by matching contributions under the 401(k) plan. There were 4,521, 20,617 and 13,031 units allocated to employees’ deferrals in 2004, 2003 and 2002, respectively. There were 5,270, 11,958 and 6,994 units allocated to company matching in 2004, 2003 and 2002, respectively. The costs of the matching were $128, $274 and $256 in 2004, 2003 and 2002, respectively. Of the 200,000 shares reserved under this plan, 73,912 remained available at November 27, 2004.

All deferred compensation invested in units of the company’s common stock is paid with shares of the company’s common stock. All deferred compensation invested in any of the other investment choices is paid with cash.

Stock Options:    Information about the 1992 and 2000 Stock Incentive Plans follows.

Summary of Non-qualified Stock Option Activity	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2001	1,179,048	$21.48
Cancelled	(154,851)	22.35
Granted	384,152	26.02
Exercised	(79,088)	22.31

Outstanding at November 30, 2002	1,329,261	22.64
Cancelled	(67,250)	26.47
Granted	354,301	27.37
Exercised	(66,027)	20.25

Outstanding at November 29, 2003	1,550,285	23.66
Cancelled	(39,136)	25.65
Granted	364,177	27.59
Exercised	(132,477)	19.79

Outstanding at November 27, 2004	1,742,849	$24.73

Exercisable at November 30, 2002	404,279	$22.33
Exercisable at November 29, 2003	667,131	$22.54
Exercisable at November 27, 2004	891,065	$23.33

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$18.63–24.45	621,640	5.5	$20.07	490,470	$20.10
25.95–28.52	1,098,648	7.7	27.18	379,315	26.89
30.63–34.31	22,561	4.9	33.89	21,280	34.09

	1,742,849			891,065

The weighted-average fair value per stock options granted in 2004, 2003 and 2002 was $10.63, $10.67 and $10.34, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for 2004, 2003 and 2002.

	2004	2003	2002
Risk-free interest rate	3.53%	3.43%	4.68%
Expected dividend yield	1.64%	1.60%	1.50%
Expected volatility factor	38.76%	38.94%	37.58%
Expected option term	7 years	7 years	7 years

10/	Pension and Postretirement Benefits

Noncontributory defined benefit plans cover all U.S. employees. Benefits for these plans are based primarily on years of service and employees’ average compensation during their five highest out of the last ten years of service. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities. U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

The company uses a measurement date of August 31 for its pension and other postretirement benefit plans.

Included in accrued pension costs shown on the consolidated balance sheet are defined contribution pension liabilities of $5,251 and $5,911 in 2004 and 2003, respectively.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2004	2003	2004	2003	2004	2003
Benefit obligation, September 1 of prior year	$244,795	$226,374	$104,581	$90,948	$60,511	$51,199
Service cost	6,304	5,585	2,597	2,387	1,843	1,547
Interest cost	15,338	14,750	6,240	5,549	3,580	3,332
Participant contributions	—	—	326	534	540	403
Actuarial (gain)/loss	16,962	7,631	(90)	(4,219)	12,366	8,165
Curtailment (gain)/loss	—	—	—	(670)	—	—
Special termination benefits	—	1,018	—	—	—	—
Other events	—	—	1,534	—	—	—
Benefits paid	(12,219)	(10,563)	(12,674)	(2,927)	(4,920)	(4,135)
Currency change effect	—	—	10,766	12,979	—	—

Benefit obligation, August 31	$271,180	$244,795	$113,280	$104,581	$73,920	$60,511

Accumulated benefit obligation, August 31	$240,895	$216,877	$105,029	$96,425	$73,920	$60,511

Included in ‘benefits paid’ above are amounts related to the conversion of the active employees within the company’s Austrian entities from the existing defined benefit pension plan to a defined contribution plan. This conversion resulted in an amount of $9,542 being recorded as an accrued employee benefit liability in the consolidated balance sheet under other accrued expenses as of November 27, 2004. The company paid the $9,542 in December 2004 to the defined contribution plan.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003	2004	2003

Change in plan assets:
Fair value of plan assets, September 1 of prior year	$202,919	$167,118	$40,681	$38,471	$46,964	$42,609
Actual return on plan assets	21,184	23,250	2,595	3,373	3,308	7,800
Employer contributions	1,379	23,114	2,510	900	260	287
Participant contributions	—	—	326	359	540	403
Other	—	—	733	31	—	—
Benefits paid	(12,219)	(10,563)	(720)	(1,010)	(4,920)	(4,135)
Currency change effect	—	—	4,553	(1,443)	—	—

Fair value of plan assets, August 31	$213,263	$202,919	$50,678	$40,681	$46,152	$46,964

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2004 and 2003 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year End		Target	Percentage of Plan Assets at Year End		Target	Percentage of Plan Assets at Year End
Asset Category	2004	2004	2003	2004	2004	2003	2004	2004	2003
Equity securities	99.0%	99.0%	98.0%	97.5%	97.6%	97.2%	100%	100%	100%
Fixed Income	1.0	1.0	2.0	2.5	2.4	2.8

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The company’s investment strategy for U.S. plans is to pursue an asset allocation strategy with heavy emphasis on the domestic and international equity markets. Periodically the company examines the position of its portfolio relative to the efficient frontier to adjust its asset allocation targets appropriately. The expected long-term rate of return on these plans was 9.75 percent in 2004 and 2003.

The company’s investment strategy for the non-U.S. plans is to pursue an asset allocation strategy with a heavy emphasis on the equity markets of the specific country of the plan or a country’s economic zone (e.g. the euro zone). The expected long-term rate of return on these plans was 8.53 percent and 8.62 percent in 2004 and 2003, respectively.

The company’s investment strategy for other postretirement plans is to pursue an asset allocation strategy with heavy emphasis on the equity markets. Given the nature of the investment vehicle, passive (indexed) portfolios are preferred. The expected long-term rate of return on these plans was 8.75 percent in 2004 and 2003.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Reconciliation of funded status as of November 27:	2004	2003	2004	2003	2004	2003
Funded status	$(57,916)	$(41,875)	$(62,602)	$(63,706)	$(27,768)	$(13,546)
Unrecognized actuarial loss (gain)	62,625	44,326	27,919	23,502	48,015	37,296
Unrecognized prior service cost (benefit)	2,980	3,603	414	(57)	(2,305)	(3,600)
Unrecognized net transition obligation	—	(14)	184	592	—	—
Contributions between measurement date and fiscal year-end	323	340	958	802	80	65

Recognized amount	$8,012	$6,380	$(33,127)	$(38,867)	$18,022	$20,215

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of November 27:	2004	2003	2004	2003
Prepaid benefit cost	$23,776	$20,734	$958	$946
Accrued benefit liability	(15,764)	(14,354)	(34,085)	(39,813)
Additional minimum liability	(12,244)	(9,288)	(21,620)	(17,988)
Intangible asset	1,953	2,351	21	—
Accumulated other comprehensive income—pretax	10,291	6,937	21,599	17,988

Recognized amount	$8,012	$6,380	$(33,127)	$(38,867)

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of November 27, 2004 and November 29, 2003, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003	2004	2003	2004	2003
Projected benefit obligation	$271,180	$244,795	$108,889	$104,581	$40,270	$34,362	$108,889	$100,151
Accumulated benefit obligation	240,895	216,877	101,735	96,425	36,558	31,453	101,735	93,248
Fair value of plan assets	213,263	202,919	46,080	40,681	8,790	8,326	46,080	36,313

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Without Medicare Part D Subsidy	With Medicare Part D Subsidy
Employer contributions
2005	$2,374	$2,787	$—	$—
Expected benefit payments
2005	$13,133	$4,015	$5,017	$—
2006	13,203	4,278	5,131	340
2007	13,358	4,518	5,323	378
2008	13,639	4,865	5,372	426
2009	14,286	5,046	5,506	464
2010-2014	88,087	30,025	29,753	2,718

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$6,304	$5,585	$5,640	$2,597	$2,387	$2,600	$1,843	$1,547	$1,660
Interest cost	15,338	14,750	14,862	6,240	5,549	4,663	3,580	3,332	3,471
Expected return on assets	(22,897)	(19,052)	(23,258)	(3,678)	(3,113)	(3,272)	(4,156)	(3,606)	(5,281)
Amortization:
Prior service cost	623	814	844	172	—	6	(1,295)	(1,344)	(2,309)
Actuarial (gain)/ loss	376	293	(1,737)	981	67	417	2,495	3,019	1,522
Transition amount	(14)	(28)	(27)	529	38	54	—	—	—
Curtailment (gain)/loss	—	—	247	(1,413)	952	124	—	(123)	558
Special recognition expense	—	1,018	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$(270)	$3,380	$(3,429)	$5,428	$5,880	$4,592	$2,467	$2,825	$(379)

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Weighted-Average Assumptions, August	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	6.50%	5.47%	5.78%	5.95%	5.75%	6.25%	6.50%
Expected return on plan assets	9.75%	9.75%	10.50%	8.53%	8.62%	7.92%	8.75%	8.75%	9.50%
Rate of compensation increase	4.02%	4.02%	4.02%	3.00%	3.16%	3.43%
Rate of increase in health care cost levels:
Employees under age 65							7.35%	7.85%	4.85%
Employees age 65 and older							7.35%	7.85%	4.85%

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

The rate of increase in health care cost levels is expected to be 7.35 percent in the year 2005. Beginning in 2005, the company dollar contribution for retiree medical coverage will remain fixed at the 2004 level for employees who retire in the year 2005 or later.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the November 29, 2003 service and interest cost and the accumulated postretirement benefit obligation at November 27, 2004:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$559	$(458)
Effect on accumulated postretirement benefit obligation	$6,720	$(5,675)

11/	Financial Instruments

Forward foreign currency contracts as of November 27, 2004, mature between December 9, 2004 and July 6, 2005. These contracts represent economic hedges of intercompany and third party transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market net losses associated with these contracts were $1,886 and $365 for 2004 and 2003, respectively. These net losses were largely offset by the underlying transaction net gains resulting from the foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 27, 2004 and November 29, 2003, there were no significant concentrations of credit risk.

12/	Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that will have to be made in each of the years indicated based on operating leases in effect at November 27, 2004 are:

Fiscal Year	2005	2006	2007	2008	2009	Later years	Total Minimum Lease Payments
Operating Leases	$11,157	$8,276	$2,860	$2,071	$1,723	$8,635	$34,722

Rental expense for all operating leases was $17,012, $17,653 and $21,270 in 2004, 2003 and 2002, respectively.

Environmental Matters:    The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is currently investigating soil contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. During 2004, the company recorded expenses of $1,669 related to investigation and remediation expenses for this site. Of the $1,669, $1,107 is recorded as a liability as of November 27, 2004. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility. As of November 27, 2004, and November 29, 2003, the company had recorded $3,587 and $1,882, respectively, representing its best probable estimates of aggregate liability of costs of environmental investigation and remediation. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits and proceedings will have a material impact on the company’s financial condition, results of operations or cash flows. However, adverse developments could negatively impact earning or cash flows in a particular future period.

Product Liability Matters and Other Legal Proceedings:    As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in, or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters.

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of November 27, 2004, the company’s subsidiary was a defendant or co-defendant in approximately 88 lawsuits and 6 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of November 27, 2004, the company had recorded $3,896 for the probable liabilities and $1,455 for insurance recoveries for all such matters. The company only has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than our current estimated reserves or insurance recoveries.

From time to time, the company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured 20 to 30 years ago. These suits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or they are unable to demonstrate that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Prior to 2003, insurance and/or indemnification from solvent third parties paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation applicable to the company. During 2003, the company’s insurers replaced the cost sharing agreement which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. As previously reported, during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3,520 towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,211. In total, during 2004, the company settled asbestos related lawsuits for an aggregate of $3,914. The company’s insurers have paid or are expected to pay approximately $2,503 of these settlement amounts. To the extent the company can reasonably estimate the amount of its probable liability the company establishes a financial reserve and a corresponding amount for insurance coverage.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in claims or legal proceedings related to its products, which it believes, are not out of the ordinary in a business of the type and size in which it is engaged.

With respect to EIFS and asbestos claims, as well as all other litigation, the company cannot always definitively estimate its potential liabilities. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described above, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Guarantees:    In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. Of the original 30 individuals receiving bank loans, 10 had loans outstanding at November 27, 2004 and the aggregate amount outstanding was $7,388.

13/	Operating Segment Information

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

Reportable operating segment financial information for all periods presented follows:

Operating Segments		Net Revenue	Inter- Segment Revenue	Operating Income	Depreciation/ Amortization		Total Assets (a)		Capital Expenditures

Global Adhesives	2004 2003 2002	$987,211 893,156 865,782	$5,453 5,666 4,363	$35,348 47,779 58,444		$31,432 29,967 29,037		$685,339 619,968 601,547		$20,550 24,226 24,164

Full-Valu/Specialty	2004 2003 2002	$422,395 394,175 390,428	$812 839 649	$32,853 28,603 29,759		$8,682 8,750 8,443		$218,605 205,329 209,821		$2,776 4,629 2,456

Corporate	2004 2003 2002				$ $	15,916 15,044 12,814	$ $	231,415 182,291 150,071	$ $	7,934 10,408 9,658

Total Company	2004 2003 2002	$1,409,606 1,287,331 1,256,210		$68,201 76,382 88,203		$56,030 53,761 50,294		$1,135,359 1,007,588 961,439		$31,260 39,263 36,278

(a)	Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of Operating Income to Pretax Income	2004	2003	2002
Operating income	$68,201	$76,382	$88,203
Restructuring related (charges) credits	—	(6,473)	(29,737)
Gains (losses) from asset disposals, net	(372)	812	2,121
Interest expense	(13,716)	(14,467)	(17,266)
Other expense, net	(5,815)	(5,446)	(3,009)

Pretax income	$48,298	$50,808	$40,312

Geographic Areas		Net Revenue	Property, Plant and Equipment
North America	2004 2003 2002	$767,700 728,557 748,706	$191,646 205,490 219,894

Europe	2004 2003 2002	$323,225 271,389 243,989	$94,422 78,870 72,789

Latin America	2004 2003 2002	$178,268 168,326 164,195	$37,236 40,230 40,858

Asia Pacific	2004 2003 2002	$140,413 119,059 99,320	$25,771 24,063 21,423

Total Company	2004 2003 2002	$1,409,606 1,287,331 1,256,210	$349,075 348,653 354,964

14/	Autotek Sealants, Inc.

The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The investment was accounted for under the equity method. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. During 2004, it also supplied approximately 40 percent of Autotek’s raw materials.

The company determined that Autotek met the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary. Therefore, effective May 29, 2004, the company adopted FIN 46R and consolidated the balance sheet of Autotek. The company had previously accounted for its investment under the equity method. Accordingly, there was no cumulative effect of an accounting change as a result of the consolidation. The consolidation had the effect of eliminating the automotive joint venture’s $1,745 investment in Autotek; eliminating $2,522 in receivables and the $725 note receivable with Autotek; and recording Autotek’s assets, liabilities and corresponding minority interest liability. The assets and liabilities of Autotek included goodwill of $4,634 and debt of $500, which the automotive joint venture guarantees.

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

Had the company consolidated Autotek results of operations beginning December 1, 2002, the company’s pro forma unaudited net revenue would have been reported as $1,411,316 and $1,291,311 for 2004 and 2003, respectively. As the company had previously accounted for its investment under the equity method, there would be no adjustments to the company’s net income or earnings per share for any periods presented.

15/	Acquisition of Probos, S.A.

The company acquired the adhesives and resins businesses of Probos, S.A., based in Oporto, Portugal effective February 29, 2004. The businesses serve primarily the Portuguese and Spanish markets, with combined annual sales of approximately $30 million. Product lines include water-based, hot melt, reactive and solvent-based adhesives for the assembly, woodworking, footwear and converting industries, and emulsions for the paints, textiles and food product industries. Management believes that adding the adhesives and resins operations of Probos, S.A. to the company’s existing business provides a stronger base from which to grow the company’s business in Europe.

The results of operations of the purchased businesses were included in the company’s consolidated financials beginning on February 29, 2004. Total consideration allocated to the acquired businesses was $21,953, which includes the consideration paid, purchase price adjustment and direct external costs incurred. The final analysis of the valuation of the net assets received involved allocations of the consideration paid to $14,001 of current assets, $13,570 of property, plant and equipment, $4,941 of goodwill – not deductible for tax purposes, $6,547 of intangible assets and $17,106 of total liabilities. All of the goodwill was assigned to the adhesive segment. Of the $6,547 of acquired intangible assets, $827 was assigned to trademarks / trade names that are not subject to amortization and $5,720 was assigned to customer relationships that have a expected weighted average life of 18 years.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on December 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	2004	2003
Net revenue	$1,416,165	$1,314,505
Net income	$35,736	$39,796
Net income per share:
Basic	$1.26	$1.41
Diluted	$1.24	$1.39

16/	Chilean Matter

On January 10, 2005, the company determined that it was unable to reconcile certain balance sheet accounts relating to its Chilean operations. The Audit Committee of the company’s Board of Directors conducted an independent investigation into the accounting and financial reporting matters at the company’s Chilean operations. The Audit Committee engaged special counsel and an independent accounting firm to assist in its investigation and report on this matter.

The investigation indicated that certain members of the local accounting organization knowingly recorded incorrect entries to certain accounts in the Chilean financial statements, beginning in 1999 and continuing through 2004. Furthermore, the investigation indicated a portion of these accounting irregularities involved the misappropriation of company assets. These actions resulted in a cumulative overstatement of net income totaling $3,067 as follows: cost of sales and other expense, net were understated by $1,684 and $1,622, respectively and income taxes were overstated by $239. Of the cumulative overstatement of net income of $3,067, $1,953 related to overstatements occurring prior to fiscal year 2004, which was determined to be immaterial to the respective prior year periods and 2004 and was recorded in the fourth quarter of 2004. Had this $1,953 difference been recognized in the years prior to 2004, reported diluted net income per share would have increased from $0.38 per share to $0.44 per share for the fourth quarter of 2004 and from $1.23 to $1.30 per share for the year ended November 27, 2004. The remaining $1,114 represented misstatements occurring in the second and third quarters in fiscal 2004 of $525 and $589, respectively. On the consolidated balance sheet, other current assets and income taxes payable were overstated by $718 and $239 respectively; and, notes payable and trade payables were understated by $1,512 and $1,076 respectively.

Income statements previously reported in the second and third quarters of 2004 in Form 10-Q are restated as follows:

(Unaudited)	Second Quarter		Third Quarter
	Reported	Restated	Reported	Restated
Net revenue	$363,063	$363,063	$349,514	$349,514
Cost of sales	(262,517)	(262,919)	(255,064)	(255,762)

Gross profit	100,546	100,144	94,450	93,752
Selling, general and administrative expenses	(77,731)	(77,731)	(79,078)	(79,078)
Gains (losses) from asset disposals, net	(551)	(551)	(436)	(436)
Interest expense	(3,638)	(3,638)	(3,205)	(3,205)
Other expense, net	(1,599)	(1,785)	(1,139)	(1,100)

Income before income taxes, minority interests, and income from equity investments	17,027	16,439	10,592	9,933
Income taxes	(5,449)	(5,386)	(1,806)	(1,736)
Minority interests in consolidated income	(233)	(233)	283	283
Income from equity investments	352	352	447	447

Net income	$11,697	$11,172	$9,516	$8,927

Net income per common share
Basic	$0.41	$0.39	$0.33	$0.31
Diluted	$0.41	$0.39	$0.33	$0.31
Weighted-average common shares outstanding:
Basic	28,402	28,402	28,471	28,471
Diluted	28,853	28,853	28,928	28,928

17/	Quarterly Data (unaudited)

	Net Revenue		Gross Profit
	2004	2003	2004	2003
First quarter	$318,573	$294,588	$85,777	$82,148
Second quarter (2004 restated)	363,063	324,481	100,144	89,572
Third quarter (2004 restated)	349,514	322,089	93,752	87,066
Fourth quarter	378,456	346,173	92,972	93,410

Total year	$1,409,606	$1,287,331	$372,645	$352,196

	Net Income		Basic Net Income Per Share		Diluted Net Income Per Share
	2004	2003	2004	2003	2004	2003
First quarter	$4,613	$3,246	$0.16	$0.12	$0.16	$0.11
Second quarter (2004 restated)	11,172	9,766	0.39	0.35	0.39	0.34
Third quarter (2004 restated)	8,927	12,286	0.31	0.43	0.31	0.43
Fourth quarter	10,891	13,321	0.38	0.47	0.38	0.47

Total year	$35,603	$38,619	$1.25	$1.37	$1.23	$1.35

18/	Subsequent Event

The company signed a definitive agreement, effective February 12, 2005, to enter into joint ventures with Sekisui Chemical Company in Japan and China. In Japan, Sekisui and H.B. Fuller will merge their Japanese adhesives businesses to create a new entity. Ownership will initially be split between Sekisui and H.B. Fuller, 60 percent and 40 percent, respectively. H.B. Fuller will retain an option, exercisable after two years, to increase its equity ownership to 50 percent. In China, H.B. Fuller will sell a 20 percent equity interest in its China operations to Sekisui. Sekisui will retain an option, exercisable after two years, to increase its equity ownership to 30 percent.

As a result of this transaction, the financial results from H.B. Fuller’s Japanese operations will no longer be consolidated in its financial statements. The results of the Japanese joint venture are expected to be accounted for under the equity method of accounting.

The joint ventures, which are subject to regulatory approvals and customary closing conditions, are expected to close in the second quarter of 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As described in the company’s Form 8-K dated October 8, 2003, on October 1, 2003, the Audit Committee of the Board of Directors of H.B. Fuller Company, after a comprehensive review of proposals for audit services from several public accountants, determined to engage KPMG LLP as principal accountant of the company for the fiscal year commencing November 30, 2003 and ending November 27, 2004. PricewaterhouseCoopers LLP was dismissed by the Audit Committee of the Board of Directors of H.B. Fuller Company as of October 1, 2003 but was retained to issue an audit report on the company’s financial statements as of and for the fiscal year ended November 29, 2003.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and due to the material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations (as described below in Management’s Report on Internal Control over Financial Reporting), the chief executive officer and chief financial officer concluded that, as of November 27, 2004, the company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of H.B. Fuller Company is responsible for establishing and maintaining adequate internal control over financial reporting. H.B. Fuller Company’s internal control system was designed to provide reasonable assurance to the company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of November 27, 2004, and this assessment identified a material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations due to insufficient supervision and oversight of certain local accounting personnel. Specifically, there was no review of the local books and records of the smaller locations within the Latin America region, which includes the Chilean operations, by regional financial management or internal audit. The Chilean operations represent 1% of consolidated total assets and 1% of consolidated net revenue of H.B. Fuller Company in its consolidated financial statements as of and for the year ended November 27, 2004.

As a result of the aforementioned material weakness in internal control, H.B. Fuller Company’s financial statements were misstated due to the intentional recording of incorrect accounting entries by local accounting personnel under the supervision of the Chilean financial controller beginning in 1999, and continuing through the third quarter of 2004. These incorrect accounting entries included the overstatement of other current assets and income taxes payable and the understatement of notes payable and trade payables on the balance sheet. These actions resulted in a cumulative overstatement of net income during the aforementioned period totaling $3.1 million, and impacted the following consolidated income statement line items:

•	Cost of sales was understated by $1.7 million

•	Other expense, net was understated by $1.6 million

•	Income taxes were overstated by $.2 million

Of the cumulative overstatement of net income of $3.1 million, $2.0 million related to overstatements occurring prior to fiscal year 2004, which was determined to be immaterial to the respective prior year periods and 2004 and was recorded by the company in the fourth quarter of 2004. The remaining $1.1 million represented misstatements occurring in the second and third quarters in fiscal 2004 amounting to $0.5 million and $0.6 million, respectively. The unaudited interim financial information for these quarters was restated as described in Note 16 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s scope excluded the February 29, 2004 acquisition of Proadec Productos Quimicos, S.A., Isar-Rakoll Chemie Portuguesa, S.A., Isar-Rakoll, S.A. and Proadec Quimicos Espana, S.A., collectively the adhesives and resins businesses of Probos Resinas e Plasiticos, S.A. in Portugal, that represents $43.0 million of consolidated total assets and $26.1 million of consolidated revenue of H.B. Fuller Company in its consolidated financial statements as of and for the year ended November 27, 2004. Accordingly, management’s assessment as of November 27, 2004 does not include the internal control over financial reporting of those operations.

Also, management has not evaluated the effectiveness of internal control over financial reporting at Autotek Sealants, Inc., which is consolidated pursuant to FASB Interpretation No. 46R; and, as such, does not extend its conclusion regarding the effectiveness of internal control over financial reporting to the controls of that entity. Autotek Sealants represents $7.6 million of consolidated total assets and $4.1 million of consolidated net revenue of H.B. Fuller Company in the consolidated financial statements as of and for the year ended November 27, 2004. See Note 14 of the notes to consolidated financial statements included in Item 8 of this Form 10-K for additional information on the company’s investment in Autotek Sealants, Inc. Accordingly, management’s assessment as of November 27, 2004 does not include the internal control over financial reporting of Autotek Sealants, Inc.

Because of the material weakness described above, management concluded that, as of November 27, 2004, the company’s internal control over financial reporting was not effective based on those criteria.

H.B. Fuller Company’s independent auditors, KPMG LLP, have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 26.

Remediation Steps to Address Material Weakness

The company has implemented the following remediation steps to address the material weakness discussed above:

•	The Chilean financial controller is no longer employed by the company and his duties are now performed by regional financial managers pending the appointment of his replacement.

•	The company’s Latin America regional headquarters has implemented procedures to provide additional oversight to the accounting functions in the region.

•	Additional controls are being implemented in the Latin America region to increase oversight of banking-related transactions.

•	The company is in the process of expanding internal audit resources in the Latin America region.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” (excluding the sections entitled “What are the roles of the Board committees?” and “How are directors compensated?”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 14, 2005 (the “2005 Proxy Statement”) are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

The company’s Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are J. Michael Losh, Richard L. Marcantonio, John C. van Roden, Jr. and Alfredo L. Rovira. The Board of Directors has determined that Mr. Losh and Mr. van Roden are each an “audit committee financial expert” as defined under the rules of the Securities Exchange Commission and that Mr. Losh, Mr. van Roden and the other members of the Audit Committee are each independent as defined under the listing standards of the New York Stock Exchange.

The company has corporate governance guidelines and a code of business conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of these guidelines and code of business conduct is available on the company’s website at www.hbfuller.com.

The company intends to disclose on its website information with respect to any amendment to or waiver from a provision of its code of business conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation” (excluding the section entitled “Compensation Committee Report on Executive Compensation”) and the section under the heading “Election of Directors” entitled “How are directors compensated?” contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,906,471	(1)	$22.67	(2)	1,816,398	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	1,906,471		$22.67		1,816,398

(1)	Consists of 1,742,849 outstanding stock options, 68,971 outstanding restricted stock units and 94,651 deferred units convertible to common stock under the company’s deferred compensation plans.

62

(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at November 27, 2004. Grants under these plans may be in the form of any of the listed types of awards. Of the number of shares available under the Year 2000 Stock Incentive Plan, only 553,149 of these shares remained available for restricted stock or restricted stock unit awards as of November 27, 2004.

Plan	Number of Shares	Types of Awards
1998 Directors’ Stock Incentive Plan	289,418	Options, restricted stock, restricted stock units, deferred units convertible to common stock, stock appreciation rights and performance awards
Year 2000 Stock Incentive Plan	1,449,595	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards
Key Employee Deferred Compensation Plan	73,912	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” and the section under the heading “Executive Compensation” entitled “Executive Stock Purchase Loan Program” contained in the 2005 Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section under the heading “Ratification of Appointment of Auditors” entitled “Fees to the Independent Auditor” contained in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3(a) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 3.2 to the Annual Report for the year ended December 1, 2001.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent, as amended, which includes as an exhibit the form of Right Certificate	Exhibit 4 to the Form 8-A, dated July 24, 1996 and Exhibit 1 to the Form 8-A / A1, dated February 2, 2001.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

	Item	Incorporation by Reference

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan

*10.5	H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2004.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan	Exhibit 4.1 to the Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10.10	Separation Agreement, dated December 17, 2004, by and between James R. Conaty and H.B. Fuller Company	Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004.

*10.11	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.12	Employment Agreement, dated March 30,2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

31.1	Form of 302 Certification—Albert P.L. Stroucken

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Albert P.L. Stroucken

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

Dated: February 25, 2005	By	/s/ ALBERT P.L. STROUCKEN
ALBERT P.L. STROUCKEN Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title

	/S/ ALBERT P.L. STROUCKEN	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)
ALBERT P.L. STROUCKEN

	/S/ JOHN A. FEENAN	Senior Vice President, and Chief Financial Officer (Principal Financial Officer)
JOHN A. FEENAN

	/S/ JAMES C. MCCREARY, JR.	Vice President and Controller (Principal Accounting Officer)
JAMES C. MCCREARY, JR.

	* KNUT KLEEDEHN	* J. MICHAEL LOSH
	KNUT KLEEDEHN, Director	J. MICHAEL LOSH, Director

	* RICHARD L. MARCANTONIO	* LEE R. MITAU
	RICHARD L. MARCANTONIO, Director	LEE R. MITAU, Director

	* ALFREDO L. ROVIRA	* JOHN C. VAN RODEN, JR.
	ALFREDO L. ROVIRA, Director	JOHN C. VAN RODEN, JR., Director

* R. WILLIAM VAN SANT
R. WILLIAM VAN SANT, Director

*By	/S/ JOHN A. FEENAN	Dated: February 25, 2005
JOHN A. FEENAN, Attorney in Fact

EXHIBIT INDEX

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3(a) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 3.2 to the Annual Report for the year ended December 1, 2001.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent, as amended, which includes as an exhibit the form of Right Certificate	Exhibit 4 to the Form 8-A, dated July 24, 1996 and Exhibit 1 to the Form 8-A / A1, dated February 2, 2001.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation

*10.5	H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2004.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan	Exhibit 4.1 to the Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10.10	Separation Agreement, dated December 17, 2004, by and between James R. Conaty and H.B. Fuller Company	Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004.

	Item	Incorporation by Reference

*10.11	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.12	Employment Agreement, dated March 30,2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

31.1	Form of 302 Certification—Albert P.L. Stroucken

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Albert P.L. Stroucken

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.