Form 10-Q
period 2005-02-26
FULLER H B CO
filed 2005-04-04
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 26, 2005

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 28,799,443 as of March 31, 2005.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Net revenue	$352,987	$318,573
Cost of sales	(262,278)	(232,796)

Gross profit	90,709	85,777
Selling, general and administrative expenses	(80,321)	(75,409)
Gains from sales of property, plant and equipment	1,794	34
Other expense, net	(352)	(967)
Interest expense	(3,330)	(3,564)

Income before income taxes, minority interests, and income from equity investments	8,500	5,871
Income taxes	(2,720)	(1,879)
Minority interests in consolidated income	226	120
Income from equity investments	495	501

Net income	$6,501	$4,613

Basic income per common share	$0.23	$0.16

Diluted income per common share	$0.22	$0.16

Weighted-average common shares outstanding:
Basic	28,541	28,347
Diluted	28,962	28,888

Dividends declared per common share	$0.1150	$0.1125

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

(Unaudited)

	February 26, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$35,516	$67,028
Trade receivables	255,325	271,848
Allowance for doubtful accounts	(9,167)	(8,916)
Inventories	174,773	159,067
Other current assets	57,311	64,623

Total current assets	513,758	553,650

Property, plant and equipment, net	341,604	349,075
Other assets	121,957	121,254
Goodwill	90,151	90,286
Other intangibles, net	20,350	21,094

Total assets	$1,087,820	$1,135,359

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$11,962	$13,315
Current installments of long-term debt	561	22,920
Trade payables	159,550	164,846
Accrued payroll and employee benefits	29,810	35,127
Other accrued expenses	36,043	50,086
Income taxes payable	7,638	7,155

Total current liabilities	245,564	293,449

Long-term debt, excluding current installments	137,747	138,149
Accrued pensions	89,313	88,964
Other liabilities	43,134	45,922
Minority interests in consolidated subsidiaries	15,597	15,816

Total liabilities	531,355	582,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 28,787,157 and 28,641,037, respectively	28,787	28,641
Additional paid-in capital	50,467	45,930
Retained earnings	462,913	459,718
Accumulated other comprehensive income	17,856	20,182
Unearned compensation - restricted stock	(3,558)	(1,412)

Total stockholders’ equity	556,465	553,059

Total liabilities and stockholders’ equity	$1,087,820	$1,135,359

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Cash flows from operating activities:
Net income	$6,501	$4,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,918	13,545
Deferred income taxes	(449)	(1,888)
Gains from sales of property, plant and equipment	(1,794)	(34)
Change in assets and liabilities:
Accounts receivables, net	19,544	6,263
Inventories	(15,921)	(6,357)
Other assets	(5,201)	(3,601)
Accounts payables	(4,998)	(11,898)
Accrued payroll / employee benefits	(5,232)	(375)
Other accrued expenses	(13,287)	(4,548)
Restructuring liability	(1,962)	(659)
Income taxes payable	(220)	(847)
Accrued pensions	288	(986)
Other liabilities	1,474	1,212
Other	(112)	596

Net cash used in operating activities	(7,451)	(4,964)

Cash flows from investing activities:
Purchased property, plant and equipment	(6,913)	(6,285)
Purchased investment	—	(1,000)
Proceeds from sale of investment	—	1,877
Proceeds from sale of property, plant and equipment	10,391	70

Net cash provided by (used in) investing activities	3,478	(5,338)

Cash flows from financing activities:
Repayment of long-term debt	(22,653)	(1,101)
Net (payments) proceeds (on) from notes payable	(1,399)	11,069
Dividends paid	(3,295)	(3,206)
Other	612	1,196

Net cash (used in) provided by financing activities	(26,735)	7,958

Effect of exchange rate changes	(804)	80

Net change in cash and cash equivalents	(31,512)	(2,264)
Cash and cash equivalents at beginning of period	67,028	3,260

Cash and cash equivalents at end of period	$35,516	$996

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,705	$6,564
Cash paid for income taxes	$3,860	$2,915

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.	Accounting Policies: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended November 27, 2004 as filed with the Securities and Exchange Commission.

The company has made certain reclassifications to the fiscal 2004 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income or stockholders’ equity as previously reported.

2.	Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Net income, as reported	$6,501	$4,613
Add back: Stock-based compensation expense recorded, net of related tax effects	634	72

Net income excluding stock-based compensation	7,135	4,685
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,204)	(488)

Pro forma net income	$5,931	$4,197

Basic income per share:
As reported	$0.23	$0.16
Pro forma	$0.21	$0.14
Diluted income per share:
As reported	$0.22	$0.16
Pro forma	$0.20	$0.14

Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

3.	Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Weighted-average common shares – basic	28,540,618	28,346,524
Equivalent shares – stock-based compensation plans	421,622	541,202

Weighted-average common shares – diluted	28,962,240	28,887,726

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 23,675 and 2,755 for the three-month periods ended February 26, 2005 and February 28, 2004, respectively, as the results would have been anti-dilutive.

4.	Comprehensive Income: The components of total comprehensive income follows:

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Net income	$6,501	$4,613
Other comprehensive income
Foreign currency translation, net	(2,326)	5,300

Total comprehensive income	$4,175	$9,913

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	February 26, 2005	November 27, 2004
Foreign currency translation adjustment	$38,545	$40,871
Minimum pension liability	(20,689)	(20,689)

Total accumulated other comprehensive income	$17,856	$20,182

5.	Inventories: The composition of inventories follows:

	February 26, 2005	November 27, 2004
Raw materials	$81,010	$72,659
Finished goods	106,300	98,309
LIFO reserve	(12,537)	(11,901)

	$174,773	$159,067

6.	Restructuring and Other Related Costs: The remaining liabilities accrued as part of the 2002 restructuring plan were $1,169 and $3,100 as of February 26, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	38	38
Cash payments	(54)	(1,915)	(1,969)

Total liabilities at February 26, 2005	397	772	1,169
Long-term portion of liabilities	—	(191)	(191)

Current liabilities at February 26, 2005	$397	$581	$978

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1,884 of lease termination costs for one facility. In the first quarter of 2005, a gain of $1,692 was recognized from the sale of one facility closed as part of the restructuring plan.

7.	Derivatives: Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods in which the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

As of February 26, 2005, the company had forward foreign currency contracts maturing between March 7, 2005 and December 15, 2005. The mark-to-market effect associated with these contracts was net losses of $730 at February 26, 2005.

8.	Operating Segments: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of property, plant and equipment. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	February 26, 2005			February 28, 2004
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$250,514	$1,505	$5,656	$222,100	$1,228	$6,958
Full-Valu/Specialty	102,473	157	4,732	96,473	202	3,410

Total	$352,987		$10,388	$318,573		$10,368

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended
	February 26, 2005	February 28, 2004
Operating income	$10,388	$10,368
Gains from sales of property, plant and equipment	1,794	34
Interest expense	(3,330)	(3,564)
Other expense, net	(352)	(967)

Income before income taxes, minority interests and income from equity investments	$8,500	$5,871

9.	Commitments and Contingencies

Environmental: The company is party to various lawsuits and governmental proceedings. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is currently investigating soil contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of February 26, 2005, $1,034 was recorded as a liability for expected investigation and remediation expenses for this site. Once the scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of February 26, 2005, the company had recorded $2,729 as its best probable estimates of aggregate liability of costs of environmental investigation and remediation, inclusive of the accrual related to Brazil above. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits, proceedings and investigations will have a material adverse impact on the company’s financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of February 26, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 82 lawsuits and 7 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of February 26, 2005, the company had recorded $3,607 for the probable liabilities and $1,287 for insurance recoveries for all such matters. The company has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

During 2003, the company’s insurers replaced the cost sharing agreement that had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded amounts allocable to years in which the responsible insurer is insolvent. As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3,520 towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,211. During the first quarter of 2005, the company settled one asbestos-related lawsuit for an amount of $40. To the extent the company can reasonably estimate the amount of its probable liability for asbestos-related claims, the company establishes a financial reserve and a corresponding amount for insurance coverage.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

With respect to EIFS and asbestos claims, as well as all other litigation, the company cannot always definitively estimate its potential liabilities. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described above, will have a material adverse effect on its financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. The aggregate amount outstanding was $7,396 and $7,388 at February 26, 2005 and November 27, 2004, respectively.

10.	Recently Issued Accounting Standards: In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting in Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on debt securities that are impaired because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16. EITF 03-1 is not expected to have a material effect on the company’s financial condition, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) that was signed into law in December 2003. Under FSP No. 106-1, the company elected to defer the accounting for the effects of the Act. The company adopted FSP No. 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Other Postretirement Benefits obligation (APBO) is recognized over future periods. This reduction in the APBO is due to a subsidy available on benefits provided to plan participants determined to be actuarially equivalent to the Act. Based on the current guidance of determining actuarial equivalence, the company has only been able to determine that some of the plan participants qualify the company for the subsidy. As required by FSP No. 106-2, the company’s actuaries, performed a remeasurement on the plan on February 29, 2004, which used a revised discount rate, and determined that after taking the subsidy into consideration on these participants, there is a reduction in the APBO of approximately $3,049. It is possible that after additional guidance on determining actuarial equivalence is issued, the company may be able to recognize an additional reduction to the APBO due to additional plan participants qualifying the company for the subsidy.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 4, 2005. The company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the company’s overall results of operations, financial position or cash flows, however, it is unlikely the impact will be material.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for the company beginning August 28, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on its financial condition, results of operations and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 2 above for indication of ongoing expense that will be included in the income statement beginning in the fourth quarter of 2005.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As a result of this Act, the company has the opportunity to repatriate approximately $24,000 of cash in 2005 that has been generated over time by its foreign operations, resulting in an estimated increase in the company’s tax provision in 2005 of approximately $1,000. The company has identified this amount as being distributable and as being financially beneficial given the company’s tax position. At present, management has not drawn any conclusion regarding this opportunity to the company’s overall strategy. Management expects to complete the evaluation of the opportunity by May 28, 2005.

11.	Autotek Sealants, Inc.: The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. It also supplied approximately 40 percent of Autotek’s raw materials in 2004. It has not supplied any raw materials to Autotek in 2005.

The company determined that Autotek met the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary.

The investment was accounted for under the equity method through the second quarter of fiscal year 2004. Beginning May 30, 2004, the operating results were reflected broadly across the statement of consolidated income with minority interest representing the portion of the operating results applicable to the minority interest holders. Had the company consolidated Autotek results of operations beginning November 30, 2003, the company’s pro forma unaudited net revenue would have been reported as $319,439 for the three months ended February 28, 2004. As the company had previously accounted for its investment under the equity method, no adjustments were made to the company’s net income or earnings per share for the period presented.

12.	Acquisition of Probos, S.A.: The company acquired the adhesives and resins businesses of Probos, S.A., based in Oporto, Portugal effective February 29, 2004. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on November 30, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

13 Weeks Ended
February 28, 2004
Net revenue	$325,132
Net income	$4,746
Net income per share:
Basic	$0.17
Diluted	$0.16

13.	Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended February 26, 2005 and February 28, 2004
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2005	2004	2005	2004
Service cost	$1,684	$1,576	$556	$618	$515	$434
Interest cost	3,902	3,834	1,549	1,551	1,057	945
Expected return on assets	(5,364)	(5,724)	(1,093)	(912)	(958)	(991)
Amortization:
Prior service cost	143	156	8	(1)	(324)	(324)
Actuarial (gain)/ loss	462	94	278	245	907	709
Transition amount	—	(3)	13	27	—	—

Net periodic benefit cost (benefit)	$827	$(67)	$1,311	$1,528	$1,197	$773

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Raw material costs continued to increase during the first quarter of 2005. Tight supply was the predominant reason for the increasing prices as global demand continued to grow. Higher energy prices also contributed to the company’s increased raw material costs. Passing these cost increases on to the customer can be challenging, but in the first quarter of 2005 the company was able to achieve a 4.4 percent average selling price increase as compared to the first quarter of 2004. As the increase in raw material costs is not expected to slow down in the near term, raising selling prices will continue to be a critical factor in the 2005 financial performance.

Net income increased more than 40 percent as compared to the first quarter of 2004. Earnings per diluted share increased from $0.16 in the first quarter of 2004 to $0.22 in the first quarter of 2005. The following items were included in the first quarter 2005 income statement on a pre-tax basis:

•	$1.7 million gain on sale of an idle manufacturing facility.

•	$1.0 million insurance gain related to a 2004 fire in the company’s Austrian manufacturing facility – reported as a reduction of cost of sales.

•	$1.1 million of severance and other related costs associated with the departures of certain managers and executives.

•	$1.0 million of expenses for the investigation of the company’s Chilean operations as discussed in the company’s 2004 annual report filed on Form 10-K on February 25, 2005.

•	$1.3 million of increased expenses as compared to the first quarter of 2004 related to the U.S. pension and other postretirement benefit plans. For the full year of 2005 these expenses are expected to exceed the 2004 levels by nearly $6 million.

Another item to consider when comparing the operating results of the first quarter of 2005 to the first quarter of 2004 was $1.8 million of costs associated with the closure of a manufacturing facility and other capacity-reduction costs in the Full-Valu/Specialty operating segment recorded in the first quarter of 2004.

In looking forward to the remainder of 2005, the overriding issue will be maintaining and restoring the gross profit margin in an environment of rapidly rising raw material costs.

Results of Operations

Net Revenue: Net revenue in the first quarter of 2005 of $353.0 million increased $34.4 million or 10.8 percent from the 2004 first quarter net revenue of $318.6 million. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2005 as compared to the first quarter of 2004:

1st Qtr 2005 vs 1st Qtr 2004
Product Pricing	4.4%
Sales Volume	1.4%
Acquisitions	2.7%
Currency	2.3%

Total	10.8%

The net revenue increase of 4.4 percent attributed to increases in average selling prices reflected management’s continuing efforts to address the effects of rising raw material costs. The net revenue increase due to acquisitions of 2.7 percent resulted from the Probos acquisition in the second quarter of 2004. Beginning in the second quarter of 2005 net revenue from the Probos acquisition will be comparable on a year-over-year basis. The net revenue increase attributed to currency effects was primarily the result of a stronger euro in the first quarter of 2005 as compared to the first quarter of 2004. The average exchange rate of the euro in the first quarter of 2005 was $1.33 as compared to an average rate of $1.23 in the first quarter of 2004.

On an operating segment basis, net revenue increases in the first quarter of 2005 as compared to the first quarter of 2004 were 12.8 percent and 6.2 percent in Global Adhesives and Full-Valu/Specialty, respectively.

Cost of Sales: The cost of sales of $262.3 million in the first quarter of 2005 were $29.5 million or 12.7 percent higher than the first quarter of 2004 cost of sales of $232.8 million. Raw material cost increases were the most significant factor in the cost of sales increase in 2005 as compared to 2004. Although the prices of natural gas and crude oil were significantly higher in the first quarter of 2005 as compared to the first quarter of 2004, tight supply continued to be the primary driver of the company’s raw material cost increases. The effects from currency fluctuations increased the 2005 cost of sales by approximately $5 million as compared to last year. Other increases in cost of sales were realized as a result of increased sales volume, higher transportation costs and the Probos acquisition in 2004. The first quarter 2005 cost of sales included a gain of $1.0 million from an insurance settlement related to a fire at the company’s Austrian facility in 2004. Cost of sales reductions were realized in the first quarter of 2005 as part of the Lean Six SigmaSM initiative that was deployed in 2004. The cost of sales in the first quarter of 2004 included $1.5 million of expenses related to the closure of a manufacturing facility and other capacity reduction initiatives in the Full-Valu/Specialty operating segment.

As a percent of net revenue, the first quarter 2005 cost of sales were 74.3 percent as compared to 73.1 percent in the first quarter of 2004.

Gross Profit Margin: The gross profit margin was 25.7 percent in the first quarter of 2005 as compared to 26.9 percent in the first quarter of 2004. The decrease in the gross profit margin resulted primarily from the rate of increase in the company’s cost of raw materials exceeding the rate in which selling prices were passed on to the customers.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $80.3 million in the first quarter of 2005 were $4.9 million or 6.5 percent higher than the expenses in the first quarter of 2004. The effects of stronger foreign currencies versus the U.S. dollar added approximately $1.4 million to the SG&A expenses in the first quarter of 2005 as compared to the first quarter of 2004. SG&A expenses resulting from the 2004 Probos acquisition were $1.5 million in the first quarter of 2005. The 2005 expenses included $1.0 million related to the investigation of the company’s Chilean operations. The Chilean matter was discussed in detail in the company’s 2004 annual report filed on Form 10-K on February 25, 2005. Severance and other related costs associated with the departure of a number of managers and executives amounted to $1.1 million in the first quarter of 2005. SG&A expense decreases were realized in the quarter as a result of census reductions.

As a percent of net revenue, SG&A expenses were 22.8 percent in the first quarter of 2005 and 23.7 percent in the first quarter of 2004.

Gains from Sales of Property, Plant and Equipment: The first quarter of 2005 included gains from sales of property, plant and equipment of $1.8 million. The sale of one facility in Europe, that was closed as part of the company’s 2002 restructuring initiative, accounted for a gain of $1.7 million in the first quarter of 2005. This facility was reported in assets held for sale in the November 27, 2004 consolidated balance sheet. There were no significant gains or losses on sales of fixed assets in the first quarter of 2004.

Other Expense, Net: Other expense, net was $0.4 million in the first quarter of 2005 as compared to $1.0 million in the first quarter of 2004. The most significant component of other expense, net was foreign currency transaction and remeasurement gains and losses, which were losses of $0.3 million in the first quarter of 2005 and losses of $0.7 million in the first quarter of 2004.

Interest Expense: Interest expense of $3.3 million in the first quarter of 2005 was $0.2 million less than the interest expense in the first quarter of 2004. The repayment in the first quarter of 2005 of $22 million relating to the company’s 1994 private placement was the primary reason for the lower interest expense in the first quarter of 2005 as compared to the first quarter of 2004.

Income Taxes: The effective income tax rate was 32 percent in both the first quarter of 2005 and the first quarter of 2004.

Minority Interests (Expense)/Income: Minority interests was income of $0.2 million in the first quarter of 2005 and $0.1 million of income in the first quarter of 2004. These results were mainly from the company’s North American automotive joint venture, of which the company owns 70 percent.

Income from Equity Investments: Income from equity investments was $0.5 million in the first quarter of both 2005 and 2004. The source of this income is the company’s 30 percent ownership interest in an automotive joint venture with a European company.

Net Income: Net income of $6.5 million in the first quarter of 2005 was 41 percent more than the net income of $4.6 million in the first quarter of 2004. The income per diluted share was $0.22 in the first quarter of 2005 and $0.16 in the first quarter of 2004.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of property, plant and equipment. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $250.5 million in the first quarter of 2005 was 12.8 percent higher than the net revenue of $222.1 million in the first quarter of 2004. The following table shows the net revenue variance analysis:

Global Adhesives	1st Qtr 2005 vs 1st Qtr 2004
Product Pricing	4.4%
Sales Volume	1.6%
Acquisitions	3.8%
Currency	3.0%

Total	12.8%

The net revenue results reflected management’s focus on increasing selling prices in response to the escalating pace of raw material cost increases. The raw material cost increases did outpace the selling price increases and therefore, the gross profit margin in Global Adhesives decreased 1.4 percentage points as compared to the first quarter of 2004. SG&A expenses in the first quarter of 2005 were 9.7 percent higher than the first quarter of 2004. The Probos acquisition and currency effects accounted for 60 percent of that increase. Other increases related to costs associated with the departures of certain managers and executives as well as costs related to the investigation of the Chilean operations. The resulting operating income of $5.7 million was 18.7 percent less than the $7.0 million achieved in the first quarter of 2004. As a percent of net revenue, operating income in the Global Adhesives segment was 2.3 percent as compared to 3.1 percent in the first quarter of 2004.

Full-Valu/Specialty: Net revenue in the first quarter of 2005 for the Full-Valu/Specialty segment of $102.5 million was 6.2 percent above the net revenue recorded in the first quarter of 2004 of $96.5 million. The variance analysis is shown in the following table:

Full-Valu/Specialty	1st Qtr 2005 vs 1st Qtr 2004
Product Pricing	4.5%
Sales Volume	1.0%
Currency	0.7%

Total	6.2%

As with Global Adhesives, selling price increases continue to be a key area of focus. The window adhesives and ceramic tile installation product lines had particularly strong performance in the first quarter of 2005 in terms of net revenue increases as compared to the first quarter of 2004. The gross profit margin in Full-Valu/Specialty declined 0.3 percentage points in the first quarter of 2005 as compared to the same period last year. Raw material cost increases were the primary reason for the reduced gross profit margin. The gross profit margin in the first quarter of 2004 included a negative 1.5 percentage point impact resulting from $1.5 million of costs associated with the closure of a North American manufacturing facility. SG&A expenses in the first quarter of 2005 approximated last year’s level. Operating income of $4.7 million in the first quarter of 2005 was 38.8 percent above last year’s first quarter operating income of $3.4 million. As a percent of net revenue, operating income was 4.6 percent in the first quarter of 2005 and 3.5 percent in the first quarter of 2004.

Restructuring and other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $1.2 million and $3.1 million as of February 26, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

(in thousands)	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	38	38
Cash payments	(54)	(1,915)	(1,969)

Total liabilities at February 26, 2005	397	772	1,169
Long-term portion of liabilities	—	(191)	(191)

Current liabilities at February 26, 2005	$397	$581	$978

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1.8 million of lease termination costs for one facility. In the first quarter of 2005, a gain of $1.7 million was recognized from the sale of one facility closed as part of the restructuring plan.

Liquidity and Capital Resources

Cash Flows from Operating Activities: Net cash used in operating activities was $7.5 million in the first quarter of 2005 and $5.0 million in the first quarter of 2004. The first quarter of 2005 included a payment of $9.5 million, recorded in other accrued expenses, associated with the conversion of a portion of the company’s pension plan in Austria from a defined benefit plan to a defined contribution plan. The conversion was made in the fourth quarter of 2004 however the funding did not occur until the first quarter of 2005. Changes in net working capital, defined as net trade accounts receivable plus inventory minus trade accounts payable, resulted in a use of cash of $1.4 million in the first quarter of 2005 as compared to a use of cash of $12.0 million in the first quarter of 2004. Management continues to emphasize the importance of net working capital management throughout the company. As a percent of annualized net revenue (current quarter net revenue X 4), net working capital was 18.5 percent as of February 26, 2005 as compared to 22.3 percent at February 28, 2004.

Cash Flows from Investing Activities: Cash of $3.5 million was provided by investing activities in the first quarter of 2005 as compared to cash used in investing activities in the first quarter of 2004 of $5.3 million. The major item in the first quarter of 2005 was over $10 million of proceeds received from the sale of a facility in Europe. This sale resulted in a $1.7 million gain as discussed earlier in this report. Capital spending was $6.9 million in the first quarter of 2005 and $6.3 million in the first quarter of 2004.

Cash Flows from Financing Activities: Financing activities resulted in a use of cash of $26.7 million in the first quarter of 2005 as compared to cash provided by financing activities in the first quarter of 2004 of $8.0 million. Financing activity in the first quarter of 2005 included the repayment of $22 million related to the company’s 1994 private placement. Total debt decreased $24.1 million during the first quarter of 2005 to $150.3 million. During the first quarter of 2004 total debt increased $10.8 million to $184.8 million. The company’s capitalization ratio, defined as total debt divided by total debt plus equity, was 21.3 percent at February 26, 2005 as compared to 24.0 percent at November 27, 2004 and 26.3 percent at February 28, 2004.

Cash dividends paid were $3.3 million in the first quarter of 2005 and $3.2 million in the first quarter of 2004.

Forward-Looking Statements and Risk Factors

Certain statements in this document may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, including but not limited to the following: political and economic conditions; product demand;

competitive products and pricing; costs of and savings from restructuring initiatives; product mix; availability and price of raw materials; the Company’s relationships with its major customers and suppliers; changes in tax laws and tariffs; devaluations and other foreign exchange rate fluctuations (particularly with respect to the euro, the British pound, the Japanese yen, the Australian and Canadian dollars, the Argentine peso and the Brazilian real); the effect of new accounting pronouncements and accounting charges and credits; and similar matters. Further information about the various risks and uncertainties can be found in the Company’s SEC 10-K filing of February 25, 2005. All forward-looking information represents management’s best judgment as of this date based on information currently available that in the future may prove to have been inaccurate. Additionally, the variety of products sold by the Company and the regions where the Company does business make it difficult to determine with certainty the increases or decreases in sales resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix, and delivery charges, combined.

•	Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company’s products. Many of the company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company’s financial condition and results of operations until such business is replaced. No assurances can be made that the company would be able to regain or replace lost customers.

•	Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company’s ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

•	International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

•	Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. Please refer to Part 2, Item 1, Legal Proceedings, for a discussion of current litigation.

•	Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on the company’s financial condition, results of operations or cash flows. However, the company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the company’s financial condition, results of operations or cash flows.

•	Other: Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of February 26, 2005 would be approximately $0.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 53 percent of net revenue was generated outside of the United States in the first three months of 2005. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2005, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $0.7 million.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations as discussed below and as reported in the company’s Annual Report on Form 10-K for the year ended November 27, 2004, the chief executive officer and chief financial officer concluded that, as of February 26, 2005, the company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Change in internal control over financial reporting

The company is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of November 27, 2004 the company’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations due to insufficient supervision and oversight of certain local accounting personnel. Specifically, there was no review of the local books and records of the smaller locations within the Latin America region, which includes the Chilean operations, by regional financial management or internal audit. As a result of the material weakness in internal control, the company’s financial statements were misstated due to the intentional recording of incorrect accounting entries by local accounting personnel under the supervision of the Chilean financial controller. This material weakness is discussed in greater detail in the company’s Annual Report on Form 10-K for the year ended November 27, 2004.

During the first quarter of 2005 the company has implemented, or is in the process of implementing, the following remediation steps to address the material weakness discussed above:

•	The Chilean financial controller is no longer employed by the company and his duties are now performed by regional financial managers pending the appointment of his replacement.

•	The company’s Latin America regional headquarters has implemented and is in the process of implementing procedures to provide additional oversight to the accounting functions in the region.

•	Additional controls have been implemented and are in the process of being implemented in the Latin America region to increase oversight of banking-related transactions.

•	The company is in the process of expanding internal audit resources in the Latin America region.

The company believes that, once fully implemented, these remediation steps will correct the material weakness discussed above.

Except as discussed above, there were no changes in the company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

Currently the company is involved in administrative proceedings or lawsuits relating to 35 sites. This number includes contaminated sites where the company’s sole involvement to date has been responding to a formal request for information. At many of these sites, the company has entered into participation agreements and consent decrees, tolling agreements exist, or the company has received no further communication after submitting its response for a request for information and/or its denial of liability. In addition, the company is currently investigating soil contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of February 26, 2005, $1.0 million was recorded as a liability for expected investigation and remediation expenses for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of February 26, 2005, the company had reserved $2.7 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to Brazil above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of February 26, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 82 lawsuits and 7 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of February 26, 2005, the company had recorded $3.6 million for the probable liabilities and $1.3 million for insurance recoveries for all such matters. The company has insurance coverage for certain years with respect to this product. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

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

During fiscal year 2004, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid virtually all of the defense costs associated with the company’s asbestos litigation. As previously reported, during 2003, the company’s insurers replaced the cost sharing agreement, which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula the company has funded settlement amounts allocable to years in which the responsible insurer is insolvent. As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3.5 million towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. During the first quarter of 2005, the company settled one asbestos-related lawsuit for an amount of less than $0.1 million. The company and its insurers have also engaged in negotiations with respect to the terms of a new cost sharing arrangement which may result in a continuation or alteration of the interim allocation formula. To the extent the company can reasonably estimate the amount of its probable liability, the company will establish a financial reserve in an amount that it deems to be adequate and a corresponding amount for insurance coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
November 28, 2004 – January 1, 2005	1,828	$28.51	—	N/A
January 2, 2005 – January 29, 2005	—	—	—	N/A
January 30, 2005 – February 26, 2005	—	—	—	N/A

Item 6.

Exhibits

12	Computation of Ratios
31.1	Form of 302 Certification - Albert P.L. Stroucken
31.2	Form of 302 Certification - John A. Feenan
32.1	Form of 906 Certification - Albert P.L. Stroucken
32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 4, 2005	/s/ John A. Feenan
John A. Feenan
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios
31.1	Form of 302 Certification - Albert P.L. Stroucken
31.2	Form of 302 Certification - John A. Feenan
32.1	Form of 906 Certification - Albert P.L. Stroucken
32.2	Form of 906 Certification - John A. Feenan