Form 10-Q
period 2005-05-28
FULLER H B CO
filed 2005-07-01
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 28, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 28,909,969 as of June 24, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)	May 28, 2005	May 29, 2004 (Restated)
Net revenue	$387,926	$363,063	$740,912	$681,637
Cost of sales	(288,371)	(262,919)	(550,649)	(495,716)

Gross profit	99,555	100,144	190,263	185,921
Selling, general and administrative expenses	(78,509)	(77,731)	(158,830)	(153,140)
Gains from sales of assets	5,005	—	6,798	—
Other expense, net	(462)	(2,336)	(814)	(3,269)
Interest expense	(2,895)	(3,638)	(6,224)	(7,202)

Income before income taxes, minority interests, and income from equity investments	22,694	16,439	31,193	22,310
Income taxes	(7,424)	(5,386)	(10,144)	(7,264)
Minority interests in consolidated income	247	(233)	474	(113)
Income from equity investments	698	352	1,193	853

Net income	$16,215	$11,172	$22,716	$15,786

Basic income per common share	$0.57	$0.39	$0.79	$0.56

Diluted income per common share	$0.56	$0.39	$0.78	$0.55

Weighted-average common shares outstanding:
Basic	28,645	28,402	28,593	28,374
Diluted	29,129	28,853	29,046	28,870

Dividends declared per common share	$0.1225	$0.1150	$0.2375	$0.2275

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

(Unaudited)

	May 28, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$81,682	$67,028
Trade receivables	251,103	271,848
Allowance for doubtful accounts	(8,009)	(8,916)
Inventories	165,193	159,067
Other current assets	57,036	64,623

Total current assets	547,005	553,650

Property, plant and equipment, net	319,238	349,075
Other assets	127,299	121,254
Goodwill	84,590	90,286
Other intangibles, net	19,307	21,094

Total assets	$1,097,439	$1,135,359

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$13,482	$13,315
Current installments of long-term debt	261	22,920
Trade payables	148,812	164,846
Accrued payroll and employee benefits	38,145	35,127
Other accrued expenses	38,829	50,086
Income taxes payable	11,551	7,155

Total current liabilities	251,080	293,449

Long-term debt, excluding current installments	137,000	138,149
Accrued pensions expense	85,984	88,964
Other liabilities	41,964	45,922
Minority interests in consolidated subsidiaries	17,638	15,816

Total liabilities	533,666	582,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 28,904,472 and 28,641,037, respectively	28,904	28,641
Additional paid-in capital	53,089	45,930
Retained earnings	475,556	459,718
Accumulated other comprehensive income	9,177	20,182
Unearned compensation - restricted stock	(2,953)	(1,412)

Total stockholders’ equity	563,773	553,059

Total liabilities and stockholders’ equity	$1,097,439	$1,135,359

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)
Cash flows from operating activities:
Net income	$22,716	$15,786
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,834	27,105
Deferred income taxes	(847)	(3,784)
Gains from sales of assets	(6,798)	—
Change in assets and liabilities:
Accounts receivables, net	8,990	2,832
Inventories	(13,074)	(3,708)
Other assets	(5,553)	1,445
Accounts payables	(6,995)	5,643
Accrued payroll / employee benefits	4,227	2,550
Other accrued expenses	(11,506)	(600)
Income taxes payable	3,772	(3,211)
Accrued pensions expense	(215)	(1,808)
Other liabilities	1,158	1,894
Other	3,897	(1,444)

Net cash provided by operating activities	27,606	42,700

Cash flows from investing activities:
Purchased property, plant and equipment	(12,248)	(13,859)
Purchased business, net of cash acquired	—	(20,485)
Purchased investment	(797)	(1,000)
Proceeds from sale of investment	8,000	1,877
Proceeds from sale of property, plant and equipment	10,731	361
Proceeds from repayment of note receivable with equity method investee	9,781	—

Net cash provided by (used in) investing activities	15,467	(33,106)

Cash flows from financing activities:
Repayment of long-term debt	(22,719)	(2,491)
Net proceeds from notes payable	136	4,793
Dividends paid	(6,851)	(6,491)
Other	3,265	1,814

Net cash used in financing activities	(26,169)	(2,375)

Effect of exchange rate changes	(2,250)	10

Net change in cash and cash equivalents	14,654	7,229
Cash and cash equivalents at beginning of period	67,028	3,260

Cash and cash equivalents at end of period	$81,682	$10,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,359	$7,591
Cash paid for income taxes	$6,141	$8,457

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

The company has restated its consolidated financial statements for the 13 week and 26 week periods ended May 29, 2004, to correct misstatements found in its Chilean operations at the end of 2004. As previously disclosed in the company’s Annual Report on Form10-K for the year ended November 27, 2004, the company has restated the statements of income for the 13 week and 26 week periods ended May 29, 2004 and the statement of cash flows for the 26 week period ended May 29, 2004 (see Note 2).

2.	Chile Restatement: On January 10, 2005, the company determined that it was unable to reconcile certain balance sheet accounts relating to its Chilean operations. The Audit Committee of the company’s Board of Directors conducted an independent investigation into the accounting and financial reporting matters at the company’s Chilean operations. The Audit Committee engaged special counsel and an independent accounting firm to assist in its investigation and report on this matter.

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

The statements of income previously reported in the second quarter of 2004 on Form 10-Q were restated as follows:

	13 Weeks Ended May 29, 2004		26 Weeks Ended May 29, 2004
	Reported	Restated	Reported	Restated
Net revenue	$363,063	$363,063	$681,637	$681,637
Cost of sales	(262,517)	(262,919)	(495,313)	(495,716)

Gross profit	100,546	100,144	186,324	185,921
Selling, general and administrative expenses	(77,731)	(77,731)	(153,140)	(153,140)
Interest expense	(3,638)	(3,638)	(7,202)	(7,202)
Other expense, net	(2,150)	(2,336)	(3,084)	(3,269)

Income before income taxes, minority interests, and income from equity investments	17,027	16,439	22,898	22,310
Income taxes	(5,449)	(5,386)	(7,327)	(7,264)
Minority interests in consolidated income	(233)	(233)	(113)	(113)
Income from equity investments	352	352	853	853

Net income	$11,697	$11,172	$16,311	$15,786

Net income per common share
Basic	$0.41	$0.39	$0.57	$0.56
Diluted	$0.41	$0.39	$0.56	$0.55

Weighted-average common shares outstanding:
Basic	28,402	28,402	28,374	28,374
Diluted	28,853	28,853	28,870	28,870

3.	Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)	May 28, 2005	May 29, 2004 (Restated)
Net income, as reported	$16,215	$11,172	$22,716	$15,786
Add back: Stock-based employee compensation expense recorded	64	163	699	235

Net income excluding stock-based compensation	16,279	11,335	23,415	16,021
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(642)	(803)	(1,846)	(1,291)

Pro forma net income	$15,637	$10,532	$21,569	$14,730

Basic income per share:
As reported	$0.57	$0.39	$0.79	$0.56
Pro forma	$0.55	$0.37	$0.75	$0.52
Diluted income per share:
As reported	$0.56	$0.39	$0.78	$0.55
Pro forma	$0.54	$0.36	$0.74	$0.51

Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

4.	Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Weighted-average common shares – basic	28,644,962	28,402,408	28,592,790	28,374,466
Equivalent shares – stock-based compensation plans	484,519	450,497	453,071	495,850

Weighted-average common shares – diluted	29,129,481	28,852,905	29,045,861	28,870,316

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 2,260 and 5,980 for the 13 week periods ended May 28, 2005 and May 29, 2004 and 12,967 and 4,368 for the 26 week periods ended May 28, 2005 and May 29, 2004, respectively, as the results would have been anti-dilutive.

5.	Comprehensive Income: The components of total comprehensive income follows:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)	May 28, 2005	May 29, 2004 (Restated)
Net income	$16,215	$11,172	$22,716	$15,786
Other comprehensive income
Foreign currency translation, net	(8,679)	(4,656)	(11,005)	644

Total comprehensive income	$7,536	$6,516	$11,711	$16,430

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	May 28, 2005	November 27, 2004
Foreign currency translation adjustment	$29,866	$40,871
Minimum pension liability	(20,689)	(20,689)

Total accumulated other comprehensive income	$9,177	$20,182

6.	Inventories: The composition of inventories follows:

	May 28, 2005	November 27, 2004
Raw materials	$81,269	$72,659
Finished goods	97,579	98,309
LIFO reserve	(13,655)	(11,901)

	$165,193	$159,067

7.	Restructuring and Other Related Costs: The remaining liabilities accrued as part of the 2002 restructuring plan were $1,058 and $3,100 as of May 28, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	51	51
Cash payments	(66)	(2,027)	(2,093)

Total liabilities at May 28, 2005	385	673	1,058
Long-term portion of liabilities	—	(66)	(66)

Current liabilities at May 28, 2005	$385	$607	$992

The long-term portion of the restructuring liabilities relate to adverse lease commitments that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1,884 of lease termination costs for one facility. In the first quarter of 2005, a gain of $1,692 was recognized from the sale of one facility closed as part of the restructuring plan.

8.	Derivatives: Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods in which the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

As of May 28, 2005, the company had forward foreign currency contracts maturing between May 31, 2005 and December 15, 2005. The fair value effect associated with these contracts was net unrealized gains of $1,761 at May 28, 2005.

9.	Operating Segments: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains on sales of assets. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	May 28, 2005			May 29, 2004
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income (Restated)
Global Adhesives	$273,311	$1,678	$14,960	$256,171	$1,244	$13,230
Full-Valu/Specialty	114,615	191	6,086	106,892	309	9,183

Total	$387,926		$21,046	$363,063		$22,413

	26 Weeks Ended
	May 28, 2005			May 29, 2004
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income (Restated)
Global Adhesives	$523,824	$3,183	$20,615	$478,269	$2,471	$20,188
Full-Valu/Specialty	217,088	348	10,818	203,368	511	12,593

Total	$740,912		$31,433	$681,637		$32,781

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)	May 28, 2005	May 29, 2004 (Restated)
Operating income	$21,046	$22,413	$31,433	$32,781
Gains from sales of assets	5,005	—	6,798	—
Interest expense	(2,895)	(3,638)	(6,224)	(7,202)
Other expense, net	(462)	(2,336)	(814)	(3,269)

Income before income taxes, minority interests, and income from equity investments	$22,694	$16,439	$31,193	$22,310

10.	Commitments and Contingencies

Environmental: The company is party to various lawsuits and governmental proceedings related to environmental matters. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of May 28, 2005, $1,316 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of May 28, 2005, the company had recorded $2,782 as its best probable estimates of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits, proceedings and investigations will have a material adverse effect on the company’s financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Product Liability: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results in or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, contract, patent and intellectual property, antitrust and employment matters.

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 28, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 70 lawsuits and 6 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of May 28, 2005, the company had recorded $3,629 for the probable liabilities remaining and $1,104 for insurance recoveries for all such matters. The company has insurance coverage for certain years with respect to this product line. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

The company or its subsidiaries are named in asbestos-related lawsuits in various state courts involving alleged exposure to products manufactured more than 20 years ago. These lawsuits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure or that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Prior to 2003, insurance and/or indemnification from solvent third parties paid substantially all of the indemnity and defense costs associated with most of the asbestos litigation involving the company.

During 2003, the company’s insurers replaced the cost sharing agreement that had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula, the company has funded amounts allocable to years in which the responsible insurer is insolvent. As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3,520 towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,211. To the extent the company can reasonably estimate the amount of its probable liability for asbestos-related claims, the company establishes a financial provision and a corresponding receivable amount for insurance coverage if certain criteria are met.

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

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. The aggregate amount outstanding was $6,921 and $7,388 at May 28, 2005 and November 27, 2004, respectively.

11.	Recently Issued Accounting Standards: In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting in Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on debt securities that are impaired because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16. EITF 03-1 is not expected to have a material effect on the company’s financial condition, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The original effective date for Statement 123(R) was August 28, 2005. However, in April, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123R effective December 4, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on its financial condition, results of operations and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 2 above for indication of ongoing expense that will be included in the income statement beginning in the first quarter of 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As a result of this Act, the company has the opportunity to repatriate approximately $24,000 of cash in 2005 that has been generated over time by its foreign operations, resulting in an estimated increase in the company’s tax provision in 2005 of approximately $1,000. However, the company’s business strategy and intention is to continue to reinvest its undistributed foreign earnings indefinitely and, therefore, no related deferred tax liability has been recorded at this time.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for the company no later than December 3, 2006. The company is in the process of evaluating the impact of FIN 47 on its financial condition, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made beginning December 3, 2006. This Statement does not change the transition provisions of any existing pronouncements. The company does not believe that the adoption of SFAS 154 will have a significant impact on its financial condition, results of operations or cash flows.

12.	Autotek Sealants, Inc.: The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. It also supplied approximately 40 percent of Autotek’s raw materials in 2004. It has supplied $257 of raw materials to Autotek in 2005.

The company determined that Autotek met the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary.

The investment was accounted for under the equity method through the second quarter of fiscal year 2004. Beginning May 30, 2004, the operating results were reflected broadly across the statement of consolidated income with minority interest representing the portion of the operating results applicable to the minority interest holders. Had the company consolidated Autotek results of operations beginning November 30, 2003, the company’s pro forma unaudited net revenue would have been reported as $363,908 and $683,347 for the 13 week and 26 week periods ended May 29, 2004, respectively. As the company had previously accounted for its investment under the equity method, no adjustments were made to the company’s net income or earnings per share for the periods presented.

13.	Acquisition of Probos, S.A.: The company acquired the adhesives and resins businesses of Probos, S.A., based in Oporto, Portugal effective February 29, 2004. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on November 30, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

26 Weeks Ended
May 29, 2004 (Restated)
Net revenue	$688,196
Net income	$15,919
Net income per share:
Basic	$0.56
Diluted	$0.55

14.	Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended May 28, 2005 and May 29, 2004
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2005	2004	2005	2004
Service cost	$1,684	$1,576	$517	$619	$516	$434
Interest cost	3,902	3,835	1,519	1,549	1,056	945
Expected return on assets	(5,364)	(5,724)	(1,070)	(915)	(958)	(991)
Amortization:
Prior service cost	143	156	2	(1)	(324)	(324)
Actuarial (gain)/ loss	461	94	275	247	907	709
Transition amount	—	(4)	10	27	—	—

Net periodic benefit cost (benefit)	$826	$(67)	$1,253	$1,526	$1,197	$773

	26 Weeks Ended May 28, 2005 and May 29, 2004
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2005	2004	2005	2004
Service cost	$3,368	$3,152	$1,072	$1,237	$1,032	$868
Interest cost	7,804	7,669	3,068	3,101	2,113	1,890
Expected return on assets	(10,727)	(11,448)	(2,163)	(1,827)	(1,916)	(1,982)
Amortization:
Prior service cost	286	311	10	(2)	(648)	(648)
Actuarial (gain)/ loss	923	188	554	491	1,814	1,418
Transition amount	—	(7)	23	54	—	—

Net periodic benefit cost (benefit)	$1,654	$(135)	$2,564	$3,054	$2,395	$1,546

15. Transactions with Sekisui Chemical Company: In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese Adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. H.B. Fuller contributed $15,629 of current assets, $11,463 of long-term assets, $8,665 of current liabilities, $10,639 of long-term liabilities – in aggregate, net assets of $7,788. In exchange, H.B. Fuller received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000. The merger was accounted for as a formation of a corporate joint venture. As a result, the company’s interest in the joint venture was recorded at the carry-over basis of its Japan Adhesives business. Therefore, no gain or loss was recorded on the merger. H.B. Fuller will account for this investment under the equity method.

With respect to China, the company received $8,000 from Sekisui on May 25, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,781. Sekisui’s option to purchase an additional 10 percent in 2007 was recorded as a liability at a fair value of $688. The company will mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Comparisons to 2004 results refer to restated numbers as discussed in Note 2 of the consolidated financial statements.

Overview

The company achieved an increase in net revenue of 6.8 percent as compared to the second quarter of 2004, with 6.6 percentage points of the increase driven by increases in its average selling prices. The pricing increases helped mitigate the continuing effects of rising raw material costs. The gross profit margin in the quarter remained at the first quarter’s level of 25.7 percent.

There were four transactions/initiatives announced during the second quarter of 2005 that had a significant impact on the company’s financial results. Two of them involved agreements with Sekisui Chemical Co., Ltd., a diversified Japanese corporation.

1.	The formation of a joint venture in Japan to which the company contributed its Japan Adhesives business in exchange for a 40 percent ownership of the new company. Sekisui also contributed its Japan Adhesives business in exchange for a 60 percent ownership of the new company. This transaction closed on April 1, 2005. The impact on H.B. Fuller’s consolidated income statement is that the Japan adhesives results are no longer consolidated. Instead, the company recognizes 40 percent of the net income generated by the joint venture on the ‘Income from equity investments’ line of the income statement. The transaction did not have a material effect on net income for the second quarter of 2005.

2.	The sale by H.B. Fuller to Sekisui of 20 percent of its investment in its entities in China. This transaction closed on May 26, 2005 and resulted in a pretax gain in the second quarter of 2005 of $4.8 million. The company will continue to consolidate the financial results of the China entities and record minority interest expenses/(gains) for 20 percent of the net income/(loss) generation.

The other two transactions/initiatives in the quarter related to initiatives to improve efficiencies and reduce cost:

3.	The company announced its intention to outsource certain of its information technology functions to Accenture, a global management consulting technology services company. This resulted in $1.8 million of severance and other related costs being accrued in the second quarter of 2005.

4.	Management approved plans to reduce costs and improve efficiencies in the Full-Valu/Specialty operating segment. The initiatives will be implemented beginning in the third quarter of 2005. This resulted in severance and other related costs of $1.1 million for the quarter.

Net income increased 45.1 percent in the second quarter of 2005 as compared to the second quarter of 2004. Earnings per diluted share increased from $0.39 in the second quarter of 2004 to $0.56 in the second quarter of 2005. Through six months of 2005 the earnings per diluted share were $0.78 as compared to $0.55 for the first six months of 2004.

Results of Operations

Net Revenue: Net revenue in the second quarter of 2005 of $387.9 million represented an increase of 6.8 percent from the $363.1 million recorded in the second quarter of 2004. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter of 2005 as compared to the second quarter of 2004:

2nd Qtr 2005 vs 2nd Qtr 2004
Product Pricing	6.6%
Sales Volume	0.1%
Divestitures	-1.9%
Currency	2.0%

Total	6.8%

The 6.6 percent increase in net revenue attributed to increases in average selling prices reflected management’s continuing efforts to address the effects of rising raw material costs. The net revenue decrease due to divestitures of 1.9 percent resulted from the company’s contribution during the second quarter of 2005 of its Japanese adhesives entity to the newly formed joint venture with Sekisui Chemical Co., Ltd. The net revenue increase attributed to currency effects was primarily the result of a stronger euro in the second quarter of 2005 as compared to the second quarter of 2004.

On an operating segment basis, net revenue increases in the second quarter of 2005 as compared to the second quarter of 2004 were 6.7 percent and 7.2 percent in Global Adhesives and Full-Valu/Specialty, respectively.

Through six months of 2005, net revenue of $740.9 million was 8.7 percent higher than the net revenue of $681.6 million in the first six months of 2004. The following table shows the net revenue variance analysis for the first six months:

Six Months, 2005 vs Six Months, 2004
Product Pricing	5.5%
Sales Volume	0.8%
Acquisitions/Divestitures	0.2%
Currency	2.2%

Total	8.7%

Through six months of 2005 net revenue has increased 9.5 percent in the Global Adhesives segment and 6.8 percent in the Full-Valu/Specialty segment.

Cost of Sales: The cost of sales of $288.4 million in the second quarter of 2005 were 9.7 percent higher than the second quarter of 2004 cost of sales of $262.9 million. Raw material cost increases were the most significant factor in the cost of sales increase in 2005 as compared to 2004. Many of these raw materials are petroleum-based derivatives, minerals and metals. The effects from currency fluctuations increased the 2005 cost of sales by approximately $4 million as compared to last year. Increased transportation costs due to higher fuel prices also contributed to the higher cost of sales in the second quarter of 2005. A decrease in cost of sales of more than $5 million as compared to the second quarter of 2004 resulted from the contribution of the Japan Adhesives business to the Sekisui-Fuller joint venture in Japan. For the first six months of 2005, the cost of sales of $550.6 million was 11.1 percent higher than the $495.7 million in the first six months of 2004. Raw material cost increases and the effects of stronger foreign currencies were the key drivers of the cost of sales increases through the first half of 2005.

As a percent of net revenue, the second quarter 2005 cost of sales were 74.3 percent as compared to 72.4 percent in the second quarter of 2004. Through the first six months the percentages were 74.3 percent and 72.7 percent for 2005 and 2004, respectively.

Gross Profit Margin: The gross profit margin was 25.7 percent in both the second quarter and first six months of 2005 as compared to 27.6 percent and 27.3 percent in the second quarter and first six months of 2004, respectively. The increases in the company’s average selling prices of 6.6 percent in the second quarter of 2005 and 5.5 percent for the first six months of 2005 were not able to keep pace with the rate of raw material cost increases of approximately 12 percent for both the second quarter and first six months of 2005 as compared to last year.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $78.5 million in the second quarter of 2005 increased $0.8 million from $77.7 million of SG&A expenses in the second quarter of 2004. The effects of stronger foreign currencies versus the U.S. dollar added approximately $1.2 million to the SG&A expenses in the second quarter of 2005 as compared to the second quarter of 2004. Severance and other related costs associated with the information technology outsourcing and the Full/Valu Specialty cost reduction initiatives discussed in the Overview resulted in increased SG&A expenses of $2.6 million as compared to last year. Due to improved financial performance in 2005 as compared to 2004, management incentive compensation expenses increased $1.3 million in the second quarter of 2005 as compared to the same period in 2004. This figure was net of a $1.2 million reversal of an accrual related to a long-term incentive compensation plan for which the final performance results and subsequent payouts were not determined until the second quarter of 2005. The Sekisui-Fuller joint venture in Japan resulted in a reduction in SG&A expenses in the second quarter of 2005 of $1.0 million as compared to last year. Additional decreases in expenses were realized through headcount reductions and other cost control measures. Employee census in the SG&A category decreased by 166 employees from May 29, 2004 to May 28, 2005, excluding the effect of transferring the Japan Adhesives business to the Sekisui-Fuller joint venture.

For the first six months of 2005 SG&A expenses of $158.8 million were $5.7 million or 3.7 percent higher than the first six months of 2004. The increase due to stronger foreign currencies was $2.6 million. In addition to the expense increases from the information technology outsourcing and the Full/Valu Specialty cost reduction initiatives, other significant SG&A expense increases resulted from the company’s Probos acquisition in 2004, increases in expenses associated with the company’s pension and other postretirement benefit plans, severance costs due to the first quarter departure of certain managers and executives and costs incurred in the first quarter related to the investigation of the company’s Chilean operations as discussed in the 2004 annual report filed on Form 10-K on February 25, 2005. SG&A expense decreases resulted from overall cost controls, headcount reductions and cost savings resulting from a variety of Lean Six SigmaSM projects.

As a percent of net revenue, SG&A expenses were 20.2 percent in the second quarter of 2005 and 21.4 percent in the second quarter of 2004. Through six months of 2005 and 2004 the percentages were 21.4 percent and 22.5 percent, respectively.

Gains from Sales of Assets: The second quarter of 2005 included gains from sales of assets of $5.0 million. As mentioned previously in this report, the sale of the company’s 20 percent interest in its China entities to Sekisui Chemical resulted in a gain of $4.8 million. Through six months of 2005 gains from sales of assets were $6.8 million. In addition to the gain on the sale of 20 percent interest in the China entities in the second quarter, the first quarter of 2005 included a $1.7 million gain on the sale of a European facility that had been closed as part of the company’s 2002 restructuring initiative. There were no significant gains or losses on sales of assets in the second quarter or first six months of 2004.

Other Expense, Net: Other expense, net was $0.5 million in the second quarter of 2005 as compared to $2.3 million in the second quarter of 2004. Foreign currency transaction and remeasurement losses were $0.5 million in the second quarter of 2005 and $1.0 million in the second quarter of 2004. Increased interest income, life insurance proceeds in 2005 and other miscellaneous items accounted for the remainder of the reduced expenses in the second quarter of 2005 as compared to the second quarter of 2004. Through the first six months of 2005, other expense, net was $0.8 million versus $3.3 million in the first six months of 2004. The foreign currency related losses were $0.8 million in 2005 and $1.6 million in 2004.

Interest Expense: Interest expense of $2.9 million in the second quarter of 2005 was $0.7 million less than the interest expense in the second quarter of 2004. The repayment in the first quarter of 2005 of $22 million relating to the company’s 1994 private placement was the primary reason for the lower interest expense in the second quarter of 2005 as compared to the second quarter of 2004. For the first half of 2005, interest expense was $6.2 million versus $7.2 million for the same period in 2004.

Income Taxes: The effective income tax rate was 32.7 percent in the second quarter of 2005 as compared to 32.8 percent in the second quarter of 2004. The $4.8 million pretax gain resulting from the sale of investment in China was taxed at a 35.4 percent rate. Pretax income, excluding the China gain was taxed at an effective rate of 32.0 percent. For the first six months of 2005 the effective tax rate was 32.5 percent versus 32.6 in the first six months of 2004.

Minority Interests (Expense)/Income: Minority interests was income of $0.2 million in the second quarter of 2005 and $0.2 million of expense in the second quarter of 2004. Reduced earnings from the company’s North American automotive joint venture, of which it owns 70 percent, was the primary reason for the minority interests income. Through six months of 2005 minority interests income was $0.5 million versus expense of $0.1 million in the first six months of 2004.

Income from Equity Investments: Income from equity investments was $0.7 million in the second quarter of 2005 and $0.4 million in the second quarter of 2004. Income from the company’s 30 percent ownership interest in an automotive joint venture with a European company accounted for $0.6 million in 2005 and the company’s 40 percent ownership in the new Japanese joint venture mentioned previously accounted for $0.1 million in the second quarter of 2005. Through six months of 2005 the income from equity investments was $1.2 million versus $0.9 million for the same period of 2004.

Net Income: Net income of $16.2 million in the second quarter of 2005 was 45.1 percent more than the net income of $11.2 million in the second quarter of 2004. The income per diluted share was $0.56 in the second quarter of 2005 and $0.39 in the second quarter of 2004. The gain realized from the sale of the 20 percent ownership interest in China accounted for $3.1 million of net income and $0.11 per diluted share in the second quarter of 2005. The net income of $22.7 million through the first six months of 2005 increased 43.9 percent from the $15.8 million recorded in the first half of 2004. Income per diluted share was $0.78 and $0.55 in the first six months of 2005 and 2004, respectively.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of assets. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $273.3 million in the second quarter of 2005 was 6.7 percent higher than the net revenue of $256.2 million in the second quarter of 2004. Through six months of 2005 net revenue in Global Adhesives of $523.8 million was 9.5 percent above last year. The following table shows the net revenue variance analysis for both the second quarter and the first six months:

Global Adhesives	2nd Qtr 2005 vs 2nd Qtr 2004	Six Months 2005 vs 2004
Product Pricing	7.5%	6.0%
Sales Volume	-0.7%	0.3%
Acquisitions/Divestitures	-2.6%	0.3%
Currency	2.5%	2.9%

Total	6.7%	9.5%

The focus on increasing selling prices in response to the escalating pace of raw material cost increases gained momentum in the second quarter as evidenced by the 7.5 percent increase in net revenue attributed to pricing. The selling price increases still were not enough to prevent a reduction in the gross profit margin from the second quarter of 2004 as raw material costs continued their upward movement. The margin did increase slightly from the first quarter of 2005. Efficiency improvements in the manufacturing areas resulting from Lean Six SigmaSM projects helped to mitigate the raw material cost increases. There was some slippage in Global Adhesives sales volume in the quarter as certain competitors maintained their lower selling prices in spite of the higher raw material costs. The net revenue decrease due to acquisitions/divestitures resulted from the contribution of the Japanese adhesives entity to the new joint venture formed with Sekisui Chemical. SG&A expenses in the second quarter of 2005 were 3.7 percent less than the second quarter of 2004. Severance and other costs related to the outsourcing of certain I.T. functions, as discussed earlier in this report, added $1.4 million to the 2005 SG&A expenses. The effects from currency fluctuations added approximately $1.0 million to the Global Adhesives expenses in the second quarter of 2005. Focused cost control resulted in the overall decline in expenses from the second quarter of 2004. The resulting operating income of $15.0 million was 13.1 percent higher than the $13.2 million achieved in the second quarter of 2004. As a percent of net revenue, operating income in the Global Adhesives segment was 5.5 percent as compared to 5.2 percent in the second quarter of 2004.

For the first six months of 2005 the gross profit margin in Global Adhesives decreased 1.5 percentage points from the first half of 2004. The rate of raw material cost increases exceeded the rate at which the company was able to raise its selling prices. SG&A expenses increased 2.9 percent in the first half of 2005 as compared to last year. Increases due to currency fluctuations, severance and other related costs, increased pension and other benefit plan expenses were partially mitigated by cost control measures and benefits from completed Lean Six SigmaSM projects. The operating income through the first six months of 2005 of $20.6 million was 2.1 percent above the $20.2 million recorded in the first six months of 2004.

Full-Valu/Specialty: Net revenue in the second quarter of 2005 for the Full-Valu/Specialty segment of $114.6 million was 7.2 percent above the net revenue recorded in the second quarter of 2004 of $106.9 million. Through six months of 2005 net revenue in Full-Valu/Specialty of $217.1 million was 6.8 percent above last year.

The net revenue variance analysis is shown in the following table:

Full-Valu/Specialty	2nd Qtr 2005 vs 2nd Qtr 2004	Six Months 2005 vs 2004
Product Pricing	4.6%	4.4%
Sales Volume	2.0%	1.7%
Currency	0.6%	0.7%

Total	7.2%	6.8%

As with Global Adhesives, selling price increases continue to be a key area of focus in response to the continuation of increased raw material costs. The insulating glass sealants and ceramic tile installation product lines had strong sales growth in the quarter as compared to last year. Both of these product lines also had strong first quarter sales growth. The gross profit margin in this segment decreased 2.8 percentage points in the second quarter of 2005 versus the second quarter of 2004. In addition to the higher raw material costs, the second quarter gross profit margin was negatively impacted by increases in transportation costs and higher LIFO inventory reserves. SG&A expenses in the second quarter of 2005 increased 9.6 percent from the second quarter of 2004. The 2005 expenses included $1.2 million of severance and other related expenses associated with the previously discussed initiatives. Operating income of $6.1 million in the second quarter of 2005 was 33.7 percent less than last year’s second quarter operating income of $9.2 million. As a percent of net revenue, operating income was 5.3 percent in the second quarter of 2005 and 8.6 percent in the second quarter of 2004.

Through the first six months of 2005 the gross profit margin decreased by 1.6 percentage points from the first six months of 2004. The 4.4 percent net revenue increase from pricing was not enough to offset the increased raw material costs. SG&A expenses increased 5.3 percent in the first six months of 2005 as compared to the first six months of 2004. Operating income for the first half of 2005 was $10.8 million versus $12.6 million for the same period in 2004. As a percent of net revenue the operating income was 5.0 percent and 6.2 percent in 2005 and 2004, respectively.

Restructuring and Other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $1.1 million and $3.1 million as of May 28, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

(in thousands)	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	51	51
Cash payments	(66)	(2,027)	(2,093)

Total liabilities at May 28, 2005	385	673	1,058
Long-term portion of liabilities	—	(66)	(66)

Current liabilities at May 28, 2005	$385	$607	$992

The long-term portion of the restructuring liabilities relate to adverse lease commitments that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1.8 million of lease termination costs for one facility. In the first quarter of 2005, a gain of $1.7 million was recognized from the sale of one facility closed as part of the restructuring plan.

Liquidity and Capital Resources

The company’s financial condition remains strong. Cash and cash equivalents totaled $81.7 million as of May 28, 2005 versus $67.0 million at November 27, 2004 and $10.5 million at May 29, 2004. The capitalization ratio, defined as total debt divided by total debt plus total equity, was 21.1 percent at May 28, 2005, 24.0 percent at November 27, 2004 and 25.6 percent as of May 29, 2004.

Cash Flows from Operating Activities: Cash provided from operating activities was $27.6 million in the first six months of 2005 as compared to $42.7 million in the first six months of 2004. The 2005 figure includes a first quarter payment of $9.5 million, recorded in other accrued expenses, related to the establishment of a defined contribution pension plan in Austria in 2004. Changes in inventory accounted for a reduction in cash provided from operating activities of $13.1 million in the first half of 2005 as compared to a reduction of $3.7 million in the first half of 2004. Accounts payable increases accounted for increased cash flow of $5.6 million in the first half of 2004 and a reduction in cash flow of $7.0 million in the first half of 2005. A key metric monitored by management is net working capital as a percentage of annualized net revenue (current quarter multiplied by four). Net working capital is defined as trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables. That percentage was 16.7 percent at the end of the second quarter of 2005 versus 17.0 percent at the end of the fourth quarter of 2004 and 18.7 percent for the second quarter of 2004. Additional key metrics are trade accounts receivable days sales outstanding (DSO) and inventory days on hand as shown in the following table:

	5-28-05	11-27-04	5-29-04
Accounts Receivable DSO	56 days	63 days	62 days

Inventory Days on Hand	56 days	56 days	59 days

These metrics may not be calculated the same at all companies. The calculations used by the company are as follows:

•	Accounts Receivable DSO = (Accounts Receivable less the Allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

•	Inventory days on hand = Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

Cash Flows from Investing Activities: Investing activities contributed $15.5 million of positive cash flow in the first half of 2005 as compared to cash outflows from investing activities of $33.1 million in the first six months of 2004. The major components of the 2005 activities were as follows:

•	$8.0 million from the sale of the 20 percent interest in the China entities and an option to purchase an additional 10 percent in 2007.

•	$10.2 million from the first quarter sale of an idle facility in Europe

•	$9.8 million from the payment of a note receivable by the new joint venture company in Japan subsequent to the closing of the joint venture transaction.

Last year’s investing activities included the $22 million acquisition of the Probos businesses in Portugal. Purchases of property, plant and equipment were $12.2 million in the first six months of 2005 and $13.9 million in the first six months of 2004. For the full year of 2005 purchases of property, plant and equipment are expected to approximate $35 to $40 million.

Cash Flows from Financing Activities: Financing activities resulted in a use of cash of $26.2 million in the first six months of 2005 as compared to cash used by financing activities in the first six months of 2004 of $2.4 million. Financing activity in 2005 included the first quarter repayment of $22 million related to the company’s 1994 private placement debt. Cash dividends paid were $6.9 million in the first two quarters of 2005 and $6.5 million in the first two quarters of 2004.

Management believes the company’s ongoing operating cash flows provide sufficient amounts of cash to fund expected investments and capital expenditures. In addition, the company has sufficient access to capital markets to meet currently anticipated growth and acquisition funding requirements.

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

•	Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company’s products. Many of the company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company’s financial condition and results of operations until such business is replaced. No assurances can be made that the company would be able to regain or replace lost customers.

•	Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company’s ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements.

•	International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

•	Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matter will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. Please refer to Part 2, Item 1, Legal Proceedings, for a discussion of current litigation.

•	Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on the company’s financial condition, results of operations or cash flows. However, the company cannot predict that it will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the company’s financial condition, results of operations or cash flows.

•	Other: Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of May 28, 2005 would be approximately $0.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 51 percent of net revenue was generated outside of the United States in the first six months of 2005. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2005, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.6 million.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations as discussed below and as reported in the company’s Annual Report on Form 10-K for the year ended November 27, 2004, the chief executive officer and chief financial officer concluded that, as of May 28, 2005, the company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of November 27, 2004 the company’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations due to insufficient supervision and oversight of certain local accounting personnel. Specifically, there was no review of the local books and records of the smaller locations within the Latin America region, which includes the Chilean operations, by regional financial management or internal audit. As a result of the material weakness in internal control, the company’s financial statements were misstated from 1999 through the third quarter of 2004, due to the intentional recording of incorrect accounting entries by local accounting personnel under the supervision of the Chilean financial controller. This material weakness is discussed in greater detail in the company’s Annual Report on Form 10-K for the year ended November 27, 2004.

During the first six months of 2005 the company has implemented, or is in the process of implementing, the following remediation steps to address the material weakness discussed above:

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation of environmental contamination at the company’s Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of May 28, 2005, $1.3 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of May 28, 2005, the company had reserved $2.8 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

From time to time, management becomes aware of compliance matters relating to, or receives notices from federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $0.1 million or more (exclusive of interest and litigation costs).

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

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 28, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 70 lawsuits and 6 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product line seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. As of May 28, 2005, the company had recorded $3.6 million for the probable liabilities remaining and $1.1 million for insurance recoveries for all such matters. The company has insurance coverage for certain years with respect to this product line. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, as well as the numerous uncertainties surrounding litigation in the United States, could cause the actual costs to be higher or lower than the current estimated reserves or insurance recoveries.

As previously reported, over the years, the company has been named as a defendant in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to products manufactured by the company more than 20 years ago that contained asbestos. These cases generally seek unspecified damages for asbestos-related diseases. These lawsuits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure or that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants and the company is typically a de minimis party.

During fiscal years 2004 and 2005, insurance or indemnification from solvent third parties in accordance with applicable policies or contracts paid virtually all of the defense costs associated with the company’s asbestos litigation. As previously reported, during 2003, the company’s insurers replaced the cost sharing agreement, which had previously provided for the allocation of settlement payments among the insurers with an interim allocation formula. Under this formula, the company has funded settlement amounts allocable to years in which the responsible insurer is insolvent. The company and its insurers have also engaged in negotiations with respect to the terms of a new cost sharing arrangement, which may result in a continuation or alteration of the interim allocation formula. As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. Subject to finalization of certain terms and conditions of settlement, the company has agreed to contribute $3.5 million towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. To the extent the company can reasonably estimate the amount of its probable liability in asbestos-related matters, the company will establish a financial provision in an amount that it deems to be adequate and a corresponding receivable amount for insurance coverage if certain criteria are met.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
February 27, 2005 – April 2, 2005	—	—	—	N/A

April 3, 2005 – April 30, 2005	3,195	$27.19	—	N/A

May 1, 2005 – May 28, 2005	—	—	—	N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2005 Annual Meeting of Shareholders was held on April 14, 2005. There was a total of 28,787,157 shares of Common Stock entitled to be cast at the meeting.

(c)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2008 Annual Meeting of Shareholders:

	Common Stock
Director Name	Votes in Favor	Share Votes Withheld
J. Michael Losh	24,139,109	2,372,477

Lee R. Mitau	24,727,021	1,784,565

R. William Van Sant	25,385,977	1,125,609

Knut Kleedehn, Richard L. Marcantonio, Alfredo L. Rovira, Albert P. L. Stroucken and John C. van Roden, Jr. continued to serve as directors following the meeting.

Proposal 2 - Proposal to Ratify the Appointment of KPMG LLP as the Registrant’s independent auditors for the fiscal year ending December 3, 2005:

For	Against	Abstain
25,688,963	702,752	119,871

Item 6.

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 1, 2005	/s/ John A. Feenan
John A. Feenan
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan