Form 10-Q
period 2005-08-27
FULLER H B CO
filed 2005-09-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 27, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 29,095,391 as of September 15, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 27, 2005	August 28, 2004 (Restated)	August 27, 2005	August 28, 2004 (Restated)
Net revenue	$358,091	$349,514	$1,099,003	$1,031,151
Cost of sales	(260,509)	(255,762)	(811,158)	(751,477)

Gross profit	97,582	93,752	287,845	279,674
Selling, general and administrative expenses	(73,460)	(79,078)	(232,290)	(232,218)
Gains from sales of assets	278	370	7,076	370
Other expense, net	(25)	(1,906)	(839)	(5,175)
Interest expense	(2,942)	(3,205)	(9,166)	(10,407)

Income before income taxes, minority interests, and income from equity investments	21,433	9,933	52,626	32,244
Income taxes	(6,855)	(1,736)	(16,999)	(9,001)
Minority interests in loss of subsidiaries	312	283	786	170
Income from equity investments	651	447	1,844	1,300

Net income	$15,541	$8,927	$38,257	$24,713

Basic income per common share	$0.54	$0.31	$1.33	$0.87

Diluted income per common share	$0.53	$0.31	$1.31	$0.86

Weighted-average common shares outstanding:
Basic	28,817	28,471	28,668	28,407
Diluted	29,432	28,928	29,175	28,889

Dividends declared per common share	$0.1225	$0.1150	$0.3600	$0.3425

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 27, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$112,775	$67,028
Trade receivables	239,117	271,848
Allowance for doubtful accounts	(8,400)	(8,916)
Inventories	160,336	159,067
Other current assets	55,015	64,623

Total current assets	558,843	553,650

Property, plant and equipment, net	309,722	349,075
Other assets	128,202	121,254
Goodwill	83,413	90,286
Other intangibles, net	18,513	21,094

Total assets	$1,098,693	$1,135,359

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$13,226	$13,315
Current installments of long-term debt	25,240	22,920
Trade payables	134,677	164,846
Accrued payroll and employee benefits	41,149	35,127
Other accrued expenses	33,496	50,086
Income taxes payable	14,947	7,155

Total current liabilities	262,735	293,449

Long-term debt, excluding current installments	112,003	138,149
Accrued pensions expense	84,694	88,964
Other liabilities	42,991	45,922
Minority interests in consolidated subsidiaries	17,318	15,816

Total liabilities	519,741	582,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 29,089,777 and 28,641,037, respectively	29,090	28,641
Additional paid-in capital	57,627	45,930
Retained earnings	487,514	459,718
Accumulated other comprehensive income	7,338	20,182
Unearned compensation - restricted stock	(2,617)	(1,412)

Total stockholders’ equity	578,952	553,059

Total liabilities and stockholders’ equity	$1,098,693	$1,135,359

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 27, 2005	August 28, 2004 (Restated)
Cash flows from operating activities:
Net income	$38,257	$24,713
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,347	41,636
Deferred income taxes	(1,809)	(6,752)
Gains from sales of assets	(7,076)	(370)
Change in assets and liabilities:
Accounts receivables, net	20,842	5,899
Inventories	(8,883)	(5,779)
Other assets	(4,059)	5,869
Accounts payables	(20,657)	7,055
Accrued payroll / employee benefits	7,471	5,374
Other accrued expenses	(16,615)	(876)
Income taxes payable	7,607	(3,162)
Accrued pensions expense	(457)	(1,861)
Other liabilities	3,246	4,011
Other	5,702	(1,158)

Net cash provided by operating activities	64,916	74,599

Cash flows from investing activities:
Purchased property, plant and equipment	(17,871)	(19,561)
Purchased business, net of cash acquired	—	(18,978)
Purchased investment	(2,297)	(1,000)
Proceeds from sale of investment	8,000	1,877
Proceeds from sale of property, plant and equipment	11,282	1,177
Proceeds from repayment of note receivable from equity method investee	9,781	—

Net cash provided by (used in) investing activities	8,895	(36,485)

Cash flows from financing activities:
Repayment of long-term debt	(22,740)	(2,602)
Net payments on notes payable	(75)	(2,259)
Dividends paid	(10,421)	(9,782)
Other	7,101	2,029

Net cash used in financing activities	(26,135)	(12,614)

Effect of exchange rate changes	(1,929)	(148)

Net change in cash and cash equivalents	45,747	25,352
Cash and cash equivalents at beginning of period	67,028	3,260

Cash and cash equivalents at end of period	$112,775	$28,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,677	$13,920
Cash paid for income taxes	$10,321	$12,131

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

As previously disclosed in the company’s Annual Report on Form10-K for the year ended November 27, 2004, the company has restated the statements of income for the 13 week and 39 week periods ended August 28, 2004 and the statement of cashflows for the 39 week period ended August 28, 2004 to correct misstatements found in its Chilean operations at the end of 2004 (see Note 2).

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

The statements of income previously reported in the third quarter of 2004 on Form 10-Q were restated as follows:

	13 Weeks Ended August 28, 2004		39 Weeks Ended August 28, 2004
	Reported	Restated	Reported	Restated
Net revenue	$349,514	$349,514	$1,031,151	$1,031,151
Cost of sales	(255,064)	(255,762)	(750,377)	(751,477)

Gross profit	94,450	93,752	280,774	279,674
Selling, general and administrative expenses	(79,078)	(79,078)	(232,218)	(232,218)
Gains (losses) from asset disposals, net	(436)	370	(679)	370
Other expense, net	(1,139)	(1,906)	(3,979)	(5,175)
Interest expense	(3,205)	(3,205)	(10,407)	(10,407)

Income before income taxes, minority interests, and income from equity investments	10,592	9,933	33,491	32,244
Income taxes	(1,806)	(1,736)	(9,134)	(9,001)
Minority interests in consolidated income	283	283	170	170
Income from equity investments	447	447	1,300	1,300

Net income	$9,516	$8,927	$25,827	$24,713

Net income per common share
Basic	$0.33	$0.31	$0.91	$0.87
Diluted	$0.33	$0.31	$0.89	$0.86

Weighted-average common shares outstanding:
Basic	28,471	28,471	28,407	28,407
Diluted	28,928	28,928	28,889	28,889

3.	Accounting for Stock-Based Compensation: The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2005	August 28, 2004 (Restated)	August 27, 2005	August 28, 2004 (Restated)
Net income, as reported	$15,541	$8,927	$38,257	$24,713
Add back: Stock-based employee compensation expense recorded	434	195	1,133	430

Net income excluding stock-based compensation	15,975	9,122	39,390	25,143
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,012)	(734)	(2,858)	(2,025)

Pro forma net income	$14,963	$8,388	$36,532	$23,118

Basic income per share:
As reported	$0.54	$0.31	$1.33	$0.87
Pro forma	$0.52	$0.29	$1.27	$0.81
Diluted income per share:
As reported	$0.53	$0.31	$1.31	$0.86
Pro forma	$0.51	$0.29	$1.25	$0.80

Compensation expense for pro forma purposes is reflected on a straight-line basis over the vesting period.

4.	Net Income per Common Share: A reconciliation of the common share components for the basic and diluted net income per common share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Weighted-average common shares – basic	28,817,293	28,470,729	28,667,624	28,406,554
Equivalent shares – stock-based compensation plans	614,917	456,775	507,020	482,824

Weighted-average common shares – diluted	29,432,210	28,927,504	29,174,644	28,889,378

The computations of diluted income per common share do not include stock options with exercise prices greater than the average market price of the common shares of 8,699 and 9,097 for the 13 week periods ended August 27, 2005 and August 28, 2004 and 15,114 and 5,944 for the 39 week periods ended August 27, 2005 and August 28, 2004, respectively, as the results would have been anti-dilutive.

5.	Comprehensive Income: The components of total comprehensive income follows:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2005	August 28, 2004 (Restated)	August 27, 2005	August 28, 2004 (Restated)
Net income	$15,541	$8,927	$38,257	$24,713
Other comprehensive income
Foreign currency translation, net	(1,839)	(1,091)	(12,844)	(447)

Total comprehensive income	$13,702	$7,836	$25,413	$24,266

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	August 27, 2005	November 27, 2004
Foreign currency translation adjustment	$28,027	$40,871
Minimum pension liability	(20,689)	(20,689)

Total accumulated other comprehensive income	$7,338	$20,182

6.	Inventories: The composition of inventories follows:

	August 27, 2005	November 27, 2004
Raw materials	$80,135	$72,659
Finished goods	94,823	98,309
LIFO reserve	(14,622)	(11,901)

	$160,336	$159,067

7.	Restructuring and Other Related Costs: The remaining liabilities accrued as part of prior years’ restructuring plans were $817 and $3,100 as of August 27, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	36	36
Cash payments	(229)	(2,062)	(2,291)
Other adjustments	(28)	—	(28)

Total liabilities at August 27, 2005	194	623	817
Long-term portion of liabilities	—	(50)	(50)

Current liabilities at August 27, 2005	$194	$573	$767

The long-term portion of the restructuring liabilities relate to vacated lease premises that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1,884 of lease termination costs for one facility. In the first quarter of 2005, a gain of $1,692 was recognized from the sale of one facility closed as part of the restructuring plan.

8.	Derivatives: Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statements during the periods in which the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

As of August 27, 2005, the company had forward foreign currency contracts maturing between September 8, 2005 and July 5, 2006. The fair value effect associated with these contracts was net unrealized gains of $254 at August 27, 2005.

9.	Operating Segments: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains on sales of assets. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	August 27, 2005			August 28, 2004
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income (Restated)
Global Adhesives	$248,299	$3,522	$16,036	$243,046	$1,352	$5,553
Full-Valu/Specialty	109,792	525	8,086	106,468	180	9,121

Total	$358,091		$24,122	$349,514		$14,674

	39 Weeks Ended
	August 27, 2005			August 28, 2004
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income (Restated)
Global Adhesives	$772,123	$6,705	$36,652	$721,316	$3,866	$25,741
Full-Valu/Specialty	326,880	873	18,903	309,835	690	21,715

Total	$1,099,003		$55,555	$1,031,151		$47,456

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2005	August 28, 2004 (Restated)	August 27, 2005	August 28, 2004 (Restated)
Operating income	$24,122	$14,674	$55,555	$47,456
Gains from sales of assets	278	370	7,076	370
Interest expense	(2,942)	(3,205)	(9,166)	(10,407)
Other expense, net	(25)	(1,906)	(839)	(5,175)

Income before income taxes, minority interests, and income from equity investments	$21,433	$9,933	$52,626	$32,244

10.	Commitments and Contingencies

Environmental: Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of August 27, 2005, $994 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of August 27, 2005, the company had recorded $2,291 as its best probable estimates of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe the effect, in aggregate, of all such lawsuits, proceedings and investigations will have a material adverse effect on the company’s financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

A subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 27, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 74 lawsuits and 7 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. The company has insurance coverage for certain years with respect to this product line. As of August 27, 2005, the company had recorded $3,953 for the probable liabilities remaining and $1,555 for insurance recoveries for all such matters. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

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

Insurance and/or indemnification from solvent third parties pay a substantial portion of the indemnity and defense costs associated with most of the asbestos litigation involving the company. During the fiscal quarter ended August 27, 2005, the company and its insurers entered into a cost sharing agreement that provides for the allocation of defense costs and settlement payments among the insurers. Under this formula, the company is required to fund a share of settlement amounts allocable to years in which the responsible insurer is insolvent. The cost sharing agreement applies to the company’s asbestos litigation that is not covered by third-party indemnification agreements.

As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. The company has agreed to contribute $3,520 towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,211. During the third quarter of 2005, the company settled asbestos related lawsuits for an aggregate of $656. The company’s insurers have paid or are expected to pay approximately $434 of these settlement amounts. To the extent the company can reasonably estimate the amount of its probable liability for asbestos-related claims, the company establishes a financial provision and a corresponding receivable amount for insurance coverage if certain criteria are met. As of August 27, 2005, the company had recorded $4,176 for probable liabilities and $1,645 for insurance recoveries related to asbestos matters.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

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

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. The aggregate amount outstanding was $6,699 and $7,388 at August 27, 2005 and November 27, 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The original effective date for Statement 123(R) was August 28, 2005. However, in April, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the company plans to adopt SFAS No. 123(R) effective December 4, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on its financial condition, results of operations and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 3 above for indication of ongoing expense that will be included in the income statement beginning in the first quarter of 2006.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for the company no later than December 2, 2006. The company is in the process of evaluating the impact of FIN 47 on its financial condition, results of operations and cash flows.

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

12.	Autotek Sealants, Inc.: The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. Autotek provides bonding, sealing and coating technology to the automotive industry. The automotive joint venture provides subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee of Autotek’s $500 fully drawn line of credit from a third party. It also supplied approximately 40 percent of Autotek’s raw materials in 2004. It has supplied $263 of raw materials to Autotek in 2005.

The company determined that Autotek met the definition of a variable interest entity under FIN 46R and that the company’s automotive joint venture is the primary beneficiary.

The investment was accounted for under the equity method through the second quarter of fiscal year 2004. Beginning May 30, 2004, the operating results were fully consolidated with minority interest representing the portion of the operating results applicable to the minority interest holders. Had the company consolidated Autotek results of operations beginning November 30, 2003, the company’s pro forma unaudited net revenue would have been reported as $1,032,861 for the 39 week period ended August 28, 2004. As the company had previously accounted for its investment under the equity method, no adjustments were made to the company’s net income or earnings per share for the periods presented.

On September 26, 2005, the company purchased the remaining 52 percent of Autotek for $1,000. $500 was paid in cash and $500 will be paid by a promissory note. The promissory note will be adjusted based on additional due diligence work.

The company intends to account for this as a step acquisition and will begin to report 100 percent of Autotek’s net results beginning in the fourth quarter of 2005.

13.	Acquisition from Probos, S.A.: The company acquired the adhesives and resins businesses of Probos, S.A., based in Oporto, Portugal effective February 29, 2004. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition from Probos had occurred on November 30, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

39 Weeks Ended
August 28, 2004 (Restated)
Net revenue	$1,037,710
Net income	$24,846
Net income per share:
Basic	$0.87
Diluted	$0.86

14.	Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended August 27, 2005 and August 28, 2004
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2005	2004	2005	2004
Service cost	$1,684	$1,576	$473	$620	$515	$487
Interest cost	3,902	3,835	1,428	1,549	1,057	845
Expected return on assets	(5,364)	(5,724)	(1,006)	(916)	(958)	(1,087)
Amortization:
Prior service cost	143	156	(1)	(1)	(324)	(324)
Actuarial (gain)/ loss	462	94	259	247	907	539
Transition amount	—	(4)	8	27	—	—

Net periodic benefit cost (benefit)	$827	$(67)	$1,161	$1,526	$1,197	$460

	39 Weeks Ended August 27, 2005 and August 28, 2004
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2005	2004	2005	2004
Service cost	$5,052	$4,728	$1,545	$1,857	$1,547	$1,355
Interest cost	11,706	11,504	4,496	4,650	3,170	2,736
Expected return on assets	(16,091)	(17,172)	(3,169)	(2,744)	(2,874)	(3,070)
Amortization:
Prior service cost	429	467	9	(3)	(971)	(971)
Actuarial (gain)/ loss	1,385	282	813	739	2,720	1,956
Transition amount	—	(11)	31	82	—	—

Net periodic benefit cost (benefit)	$2,481	$(202)	$3,725	$4,581	$3,592	$2,006

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

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market in the third quarter of 2005 to $587. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Comparisons to 2004 results refer to restated numbers as discussed in Note 2 of the consolidated financial statements.

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the company’s Annual Report on Form 10-K for the year ended November 27, 2004 for important background information related to the company’s business.

The company achieved an increase in net revenue of 2.5 percent in the third quarter of 2005 as compared to the third quarter of 2004, with 7.8 percentage points of the increase driven by increases in its average selling prices. The pricing increases helped mitigate the continuing effects of rising raw material costs. The gross profit margin in the quarter improved to 27.3 percent compared to the second quarter’s level of 25.7 percent.

Net income increased 74.1 percent in the third quarter of 2005 as compared to the third quarter of 2004. Effective pricing strategies, productivity improvements and stringent cost controls all contributed to the improved earnings in the third quarter of 2005 as compared to the same period last year. Earnings per diluted share increased from $0.31 in the third quarter of 2004 to $0.53 in the third quarter of 2005. Through nine months of 2005 the earnings per diluted share were $1.31 as compared to $0.86 for the first nine months of 2004.

Looking ahead to the fourth quarter of 2005, management is closely monitoring the effects from hurricanes Katrina and Rita, which hit the gulf coast of the United States in September. These hurricanes have had the effect of shutting down production and refinery capacity for both crude oil and natural gas and it is unknown at this point how long some of these outages may last. In turn, production capacity for ethylene, propylene and other petroleum-based derivatives, as well as several of the company’s key raw materials, has been impacted. The possibility exists for both shortages of key raw materials and cost increases for those materials.

Results of Operations

Net Revenue: Net revenue in the third quarter of 2005 of $358.1 million represented an increase of 2.5 percent from the $349.5 million recorded in the third quarter of 2004. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter of 2005 as compared to the third quarter of 2004:

3rd Qtr 2005 vs 3rd Qtr 2004
Product Pricing	7.8%
Sales Volume	-3.1%
Divestitures	-2.9%
Currency	0.7%

Total	2.5%

The 7.8 percent increase in net revenue attributed to increases in average selling prices reflected management’s continuing efforts to address the effects of rising raw material costs. The net revenue decrease due to divestitures of 2.9 percent resulted from the company’s contribution during the second quarter of 2005 of its Japanese adhesives business to the newly formed joint venture with Sekisui Chemical Co., Ltd. The net revenue increase attributed to currency effects was primarily the result of a stronger euro and Australian dollar in the third quarter of 2005 as compared to the third quarter of 2004.

On an operating segment basis, net revenue increases in the third quarter of 2005 as compared to the third quarter of 2004 were 2.2 percent and 3.1 percent in Global Adhesives and Full-Valu/Specialty, respectively.

Through nine months of 2005, net revenue of $1,099.0 million was 6.6 percent higher than the net revenue of $1,031.2 million in the first nine months of 2004. The following table shows the net revenue variance analysis for the first nine months:

Nine Months, 2005 vs Nine Months, 2004
Product Pricing	6.2%
Sales Volume	-0.5%
Acquisitions/Divestitures	-0.8%
Currency	1.7%

Total	6.6%

Through nine months of 2005 net revenue increased 7.0 percent in the Global Adhesives segment and 5.5 percent in the Full-Valu/Specialty segment.

Cost of Sales: The cost of sales of $260.5 million in the third quarter of 2005 were 1.9 percent higher than the third quarter of 2004 cost of sales of $255.8 million. Raw material cost increases were the most significant factor in the cost of sales increase in 2005 as compared to 2004. On average, raw material prices were over ten percent higher in the third quarter of 2005 versus the third quarter of 2004. Many of these raw materials are petroleum-based derivatives, minerals and metals. The effects from currency fluctuations increased the 2005 cost of sales by approximately $1 million as compared to last year. Increased transportation costs due to higher fuel prices also contributed to the higher cost of sales in the third quarter of 2005. A decrease in cost of sales of more than $8 million as compared to the third quarter of 2004 resulted from the contribution of the Japanese adhesives business to the Sekisui-Fuller joint venture in Japan. For the first nine months of 2005, the cost of sales of $811.2 million was 7.9 percent higher than the $751.5 million in the first nine months of 2004. Raw material cost increases and the effects of stronger foreign currencies were the key drivers of the cost of sales increases through the first nine months of 2005.

As a percent of net revenue, the third quarter 2005 cost of sales were 72.7 percent as compared to 73.2 percent in the third quarter of 2004. Through the first nine months the percentages were 73.8 percent and 72.9 percent for 2005 and 2004, respectively.

Gross Profit Margin: The gross profit margin was 27.3 percent in the third quarter of 2005 and 26.8 percent in the third quarter of 2004. Productivity improvements and cost reductions in the manufacturing operations resulted in the increased margin in the third quarter of 2005. Although the company’s average selling prices were 7.8 percent higher in the third quarter of 2005 as compared to the third quarter of 2004, raw material prices increased at a double-digit rate for the same period. The gross profit margin for the first nine months of 2005 was 26.2 percent as compared to 27.1 percent for the first nine months of 2004. This decrease in margin was also a reflection of raw material costs increasing at a faster rate than the company’s selling prices.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $73.5 million in the third quarter of 2005 decreased $5.6 million from $79.1 million in the third quarter of 2004. Last year’s SG&A expenses included $2.3 million, net of insurance recovery, related to a legal settlement. The contribution of the company’s Japanese adhesives business to the Sekisui joint venture resulted in a decrease in SG&A expenses of $1.3 million in the third quarter of 2005 as compared to the third quarter of 2004. Strict cost control throughout the organization also contributed to the lower SG&A expenses in the third quarter of 2005 as compared to 2004. As a percentage of net revenue, SG&A expenses were 20.5 percent in the third quarter of 2005 and 22.6 percent in the third quarter of 2004.

For the first nine months of 2005 SG&A expenses of $232.3 million were $0.1 million higher than the first nine months of 2004. The effect from stronger foreign currencies in 2005 as compared to 2004 was an increase in SG&A expenses of $3.1 million as compared to last year. Other SG&A expense increases in 2005 have resulted from the severance and other related costs associated with the company’s decision in the second quarter of 2005 to outsource its information technology operations and certain cost reduction initiatives in the Full/Valu Specialty operating segment. SG&A expense decreases resulted from overall cost controls, headcount reductions and cost savings resulting from a variety of Lean Six SigmaSM projects. As a percentage of net revenue SG&A expenses for the first nine months were 21.1 percent and 22.5 percent in 2005 and 2004, respectively.

Gains from Sales of Assets: Gains from sales of assets were $0.3 million in the third quarter of 2005 compared to $0.4 million in the third quarter of 2004. Through nine months, gains from sales of assets were $7.1 million and $0.4 million for 2005 and 2004, respectively. In addition to the $4.7 million gain on the sale of 20 percent interest in the China entities in the second quarter, the first quarter of 2005 included a $1.7 million gain on the sale of a European facility that had been closed as part of the company’s 2002 restructuring initiative.

Other Expense, Net: Other expense, net was below $0.1 million in the third quarter of 2005 as compared to $1.9 million in the third quarter of 2004. Through the first nine months of 2005, other expense, net was $0.8 million versus $5.2 million in the first nine months of 2004. Foreign currency transaction and remeasurement losses were $0.2 million in the third quarter of 2005 and $0.5 million in the third quarter of 2004. The foreign currency related losses for the first nine months were $1.0 million in 2005 and $2.2 million in 2004. Other favorable variances for both the third quarter and first nine months of 2005 resulted from increases in interest income, due to the significant increase in cash on the balance sheet and also from life insurance proceeds received during the third quarter.

Interest Expense: Interest expense of $2.9 million in the third quarter of 2005 was $0.3 million less than the interest expense in the third quarter of 2004. The repayment in the first quarter of 2005 of $22 million relating to the company’s 1994 private placement was the primary reason for the lower interest expense in the third quarter of 2005 as compared to the third quarter of 2004. For the first nine months of 2005, interest expense was $9.2 million versus $10.4 million for the same period in 2004.

Income Taxes: The effective income tax rate was 32.0 percent in the third quarter of 2005 as compared to 17.5 percent in the third quarter of 2004. The third quarter of 2004 included a $1.6 million favorable settlement on a previous tax audit. For the first nine months of 2005 the effective tax rate was 32.3 percent versus 27.9 in the first nine months of 2004. In 2005, the $4.7 million pretax gain resulting from the sale of investment in China was taxed at a 35.4 percent rate and pretax income, excluding the China gain was taxed at an effective rate of 32.0 percent. In 2004, the effective tax rate included a $1.6 million favorable tax settlement.

Minority Interests in Loss of Subsidiaries: Minority interests in loss of subsidiaries was a credit to consolidated income of $0.3 million in both the third quarter of 2005 and the third quarter of 2004. For the first nine months of 2005, the credit to consolidated income was $0.8 million and $0.2 million in the first nine months of 2004. Losses incurred by the company’s North American automotive joint venture, of which it owns 70 percent, was the primary reason for the minority interests credit to consolidated income for both the third quarter and nine month year-to-date results.

Income from Equity Investments: Income from equity investments was $0.7 million in the third quarter of 2005 and $0.4 million in the third quarter of 2004. Income from the company’s 30 percent ownership interest in an automotive joint venture with a European company accounted for $0.5 million in 2005 and the company’s 40 percent ownership in the Japanese joint venture accounted for $0.1 million in the third quarter of 2005. Through nine months of 2005 the income from equity investments was $1.8 million versus $1.3 million for the same period of 2004.

Net Income: Net income of $15.5 million in the third quarter of 2005 was 74.1 percent more than the net income of $8.9 million in the third quarter of 2004. The income per diluted share was $0.53 in the third quarter of 2005 and $0.31 in the third quarter of 2004. The net income of $38.3 million through the first nine months of 2005 increased 54.8 percent from the $24.7 million recorded in the first nine months of 2004. Income per diluted share was $1.31 and $0.86 in the first nine months of 2005 and 2004, respectively. The gain realized from the sale of the 20 percent ownership interest in China accounted for $3.1 million of net income and $0.11 per diluted share in the second quarter of 2005.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of assets. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $248.3 million in the third quarter of 2005 was 2.2 percent higher than the net revenue of $243.1 million in the third quarter of 2004. Through nine months of 2005 net revenue in Global Adhesives of $772.1 million was 7.0 percent above last year. The following table shows the net revenue variance analysis for both the third quarter and the first nine months:

Global Adhesives	3rd Qtr 2005 vs 3rd Qtr 2004	Nine Months 2005 vs 2004
Product Pricing	8.8%	6.9%
Sales Volume	-3.3%	-0.8%
Acquisitions/Divestitures	-4.2%	-1.2%
Currency	0.9%	2.1%

Total	2.2%	7.0%

The focus on increasing selling prices in response to the escalating pace of raw material cost increases continued in the third quarter as evidenced by the 8.8 percent increase in net revenue attributed to pricing. There was some slippage in Global Adhesives sales volume in the quarter as certain competitors maintained their lower selling prices in spite of the higher raw material costs. The net revenue decrease due to acquisitions/divestitures resulted from the contribution of the Japanese adhesives business to the new joint venture formed with Sekisui Chemical. The selling price increases combined with efficiency improvements in the manufacturing areas resulting from Lean Six SigmaSM projects allowed the Global Adhesives segment to improve its gross profit margin in the third quarter of 2005 as compared to the third quarter of 2004. Primarily due to focused cost control, SG&A expenses in the third quarter of 2005 were 10.7 percent less than the third quarter of 2004. The resulting operating income of $16.0 million was 188.8 percent higher than the $5.6 million achieved in the third quarter of 2004. As a percent of net revenue, operating income in the Global Adhesives segment was 6.5 percent as compared to 2.3 percent in the third quarter of 2004.

For the first nine months of 2005 the gross profit margin in Global Adhesives decreased from the first nine months of 2004. The rate of raw material cost increases exceeded the rate at which the company was able to raise its selling prices. SG&A expenses decreased 3.8 percent in the first nine months of 2005 as compared to last year. Increases due to currency fluctuations, severance and other related costs, increased pension and other benefit plan expenses were mitigated by cost control measures and benefits from completed Lean Six SigmaSM projects. The operating income through the first nine months of 2005 of $36.7 million was 42.4 percent above the $25.7 million recorded in the first nine months of 2004.

Full-Valu/Specialty: Net revenue in the third quarter of 2005 for the Full-Valu/Specialty segment of $109.8 million was 3.1 percent above the net revenue recorded in the third quarter of 2004 of $106.5 million. Through nine months of 2005 net revenue in Full-Valu/Specialty of $326.9 million was 5.5 percent above last year.

The net revenue variance analysis is shown in the following table:

Full-Valu/Specialty	3rd Qtr 2005 vs 3rd Qtr 2004	Nine Months 2005 vs 2004
Product Pricing	5.5%	4.7%
Sales Volume	-2.8%	0.3%
Currency	0.4%	0.5%

Total	3.1%	5.5%

Selling price increases continue to be a key area of focus in response to the continuation of increased raw material costs, especially in our paints and powder businesses. Raw material cost increases exceeded the segment’s rate of selling price increases resulting in a reduced gross profit margin in the third quarter of 2005 versus the third quarter of 2004. In addition to the higher raw material costs, the third quarter gross profit margin was negatively impacted by increases in transportation costs and higher LIFO inventory reserves. SG&A expenses in the third quarter of 2005 decreased 0.2 percent from the third quarter of 2004. Operating income of $8.1 million in the third quarter of 2005 was 11.4 percent less than last year’s third quarter operating income of $9.1 million. As a percent of net revenue, operating income was 7.4 percent in the third quarter of 2005 and 8.6 percent in the third quarter of 2004.

Through the first nine months of 2005 the gross profit margin decreased by 1.7 percentage points from the first nine months of 2004. The 4.7 percent net revenue increase from pricing was not enough to offset the increased raw material costs. SG&A expenses increased 3.4 percent in the first nine months of 2005 as compared to the first nine months of 2004. Operating income for the first nine months of 2005 was $18.9 million versus $21.7 million for the same period in 2004. As a percent of net revenue the operating income was 5.8 percent and 7.0 percent in 2005 and 2004, respectively.

Restructuring and Other Related Costs

The remaining liabilities accrued as part of previous years’ restructuring plans were $0.8 million and $3.1 million as of August 27, 2005 and November 27, 2004, respectively. Details of the activity for fiscal 2005 are as follows:

(in thousands)	Employee Severance and Benefits	Other	Total
Total liabilities at November 27, 2004	$451	$2,649	$3,100
Currency change effect	—	36	36
Cash payments	(229)	(2,062)	(2,291)
Other adjustments	(28)		(28)

Total liabilities at August 27, 2005	194	623	$817
Long-term portion of liabilities	—	(50)	(50)

Current liabilities at August 27, 2005	$194	$573	$767

The long-term portion of the restructuring liabilities relate to vacated lease premises that are expected to be paid beyond one year. The largest cash payment made in 2005 related to $1.8 million of lease termination costs for one facility. In the first quarter of 2005, a gain of $1.7 million was recognized from the sale of one facility closed as part of the restructuring plan.

Liquidity and Capital Resources

The company’s financial condition remains strong. Cash and cash equivalents totaled $112.8 million as of August 27, 2005 versus $67.0 million at November 27, 2004 and $28.6 million at August 28, 2004. The capitalization ratio, defined as total debt divided by total debt plus total equity, was 20.6 percent at August 27, 2005, 24.0 percent at November 27, 2004 and 24.6 percent as of August 28, 2004.

Cash Flows from Operating Activities: Cash provided from operating activities was $64.9 million in the first nine months of 2005 as compared to $74.6 million in the first nine months of 2004. The 2005 figure includes a first quarter payment of $9.5 million, recorded in other accrued expenses, related to the establishment of a defined contribution pension plan in Austria in 2004. Increases in inventory accounted for a reduction in cash provided from operating activities of $8.9 million in the first nine months of 2005 as compared to a reduction of $5.8 million in the first nine months of 2004. Accounts payable decreases accounted for reduced cash flow of $20.7 million in the first nine months of 2005 and an increase in cash flow of $7.1 million in the first nine months of 2004. Decreases in accounts receivable increased cash flow $20.8 million in the first nine months of 2005 as compared to $5.9 million for the first nine months of 2004. A key metric monitored by management is net working capital as a percentage of annualized net revenue (current quarter multiplied by four). Net working capital is defined as trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables. That percentage was 17.9 percent at the end of the third quarter of 2005 versus 17.0 percent at the end of the fourth quarter of 2004 and 18.8 percent for the third quarter of 2004. Additional key metrics are trade accounts receivable days sales outstanding (DSO) and inventory days on hand as shown in the following table:

	August 27, 2005	November 27, 2004	August 28, 2004
Accounts Receivable DSO	58 days	63 days	62 days

Inventory Days on Hand	56 days	56 days	58 days

These metrics may not be calculated the same at all companies. The calculations used by the company are as follows:

•	Accounts Receivable DSO = (Accounts Receivable less the Allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

•	Inventory days on hand = Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

Cash Flows from Investing Activities: Investing activities contributed $8.9 million of positive cash flow in the first nine months of 2005 as compared to cash outflows from investing activities of $36.5 million in the first nine months of 2004. Positive cash flow was generated by the following transactions in the first nine months of 2005:

•	$8.0 million from the sale of the 20 percent interest in the China entities and an option to purchase an additional 10 percent in 2007.

•	$10.2 million from the first quarter sale of an idle facility in Europe

•	$9.8 million from the payment of a note receivable by the new joint venture company in Japan subsequent to the closing of the joint venture transaction.

The above items were partially offset by purchases of property, plant and equipment of $17.9 million in the first nine months of 2005.

Last year’s investing activities included the $22 million acquisition of the Probos businesses in Portugal and $19.6 million for purchases of property, plant and equipment. For the full year of 2005 purchases of property, plant and equipment are expected to approximate $25 to $30 million as compared to $31.3 million for the full year of 2004.

Cash Flows from Financing Activities: Financing activities resulted in a use of cash of $26.1 million in the first nine months of 2005 as compared to cash used by financing activities in the first nine months of 2004 of $12.6 million. Financing activity in 2005 included the first quarter repayment of $22 million related to the company’s 1994 private placement debt. Cash dividends paid were $10.4 million in the first three quarters of 2005 and $9.8 million in the first three quarters of 2004.

Management believes the company’s ongoing operating cash flows provide sufficient amounts of cash to fund expected investments and capital expenditures. In addition, the company has sufficient access to capital markets to meet currently anticipated growth and acquisition funding requirements.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company hereby identifies important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business make it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of August 27, 2005 would be approximately $0.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 49 percent of net revenue was generated outside of the United States in the first nine months of 2005. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso and Brazilian real.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2005, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.6 million.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate sources for most key raw materials are available, if worldwide supplies were disrupted due to unforeseen events, or if unusual demand causes products to be subject to allocation, shortages or cost increases could occur. Unforeseen events could include natural or manmade disasters from items such as hurricanes, earthquakes or acts of terrorism.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the company’s internal control over financial reporting in the company’s Chilean accounting operations as discussed below and as reported in the company’s Annual Report on Form 10-K for the year ended November 27, 2004, the chief executive officer and chief financial officer concluded that, as of August 27, 2005, the company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the first nine months of 2005 the company has implemented, or is in the process of implementing, the following remediation steps to address the material weakness discussed above:

•	The Chilean financial controller is no longer employed by the company and his duties are now performed by regional financial managers pending the appointment of his replacement.

•	The company’s Latin America regional headquarters has implemented procedures to provide additional oversight to the accounting functions in the region.

•	Additional controls have been implemented and are in the process of being implemented in the Latin America region to increase oversight of banking-related transactions.

•	The company has expanded internal audit resources in the Latin America region.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation of environmental contamination at the company’s Sorocaba, Brazil facility. The company is working with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility. As of August 27, 2005, $1.0 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of August 27, 2005, the company had reserved $2.3 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

As disclosed in prior filings, a subsidiary of the company is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 27, 2005, the company’s subsidiary was a defendant or co-defendant in approximately 74 lawsuits and 7 claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Claims and lawsuits related to this product line seek monetary relief for water intrusion related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. The company has insurance coverage for certain years with respect to this product line. As of August 27, 2005, the company had recorded $4.0 million for the probable liabilities remaining and $1.6 million for insurance recoveries for all such matters. The company continually reevaluates these amounts. Management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows. However, given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

As previously reported, over the years, the company has been named as a defendant in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to products manufactured by the company more than 20 years ago that contained asbestos. These cases generally seek unspecified damages for asbestos-related diseases. These lawsuits frequently seek both actual and punitive damages, often in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure or that injuries incurred in fact resulted from exposure to products manufactured by the company or its subsidiaries. In such cases, the company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the company’s products, the company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case. Substantially all of these cases have involved multiple co-defendants.

Insurance and/or indemnification from solvent third parties pay a substantial portion of the indemnity and defense costs associated with most of the asbestos litigation involving the company. During the fiscal quarter ended August 27, 2005, the company and its insurers entered into a cost sharing agreement that provides for the allocation of defense costs and settlement payments among the insurers. Under this formula, the company is required to fund a share of settlement amounts allocable to years in which the responsible insurer is insolvent. The cost sharing agreement applies to the company’s asbestos litigation that is not covered by third-party indemnification agreements.

As previously reported and accounted for during the third quarter of 2004, the company and a group of other defendants entered into negotiations with a group of plaintiffs to settle a number of asbestos-related lawsuits. The company has agreed to contribute $3.5 million towards the settlement amount to be paid to the plaintiffs in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. During the third quarter of 2005, the company settled asbestos related lawsuits for an aggregate of $0.7 million. The company’s insurers have paid or are expected to pay approximately $0.4 million of these settlement amounts. To the extent the company can reasonably estimate the amount of its probable liability in asbestos-related matters, the company will establish a financial provision in an amount that it deems to be adequate and a corresponding receivable amount for insurance coverage if certain criteria are met. As of August 27, 2005, the company had recorded $4.2 million for probable liabilities and $1.6 million for insurance recoveries related to asbestos matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
May 29, 2005 – July 2, 2005	—	—	—	N/A
July 3, 2005 – July 30, 2005	902	$34.55	—	N/A
July 31, 2005 – August 27, 2005	4,772	$35.10	—	N/A

Item 6.

Exhibits
12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 30, 2005	/s/ John A. Feenan
John A. Feenan
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibits
12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan