Form 10-K
period 2005-12-03
FULLER H B CO
filed 2006-02-14
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2005

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

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 28, 2005 was approximately $907,088,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $31.80 on such date).

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, was 29,272,237 as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2006.

H.B. FULLER COMPANY

2005 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 32 countries in North America, Europe, Latin America and the Asia Pacific region. The business is reported in two operating segments. The Global Adhesives operating segment represents approximately 70 percent of global net revenue and is managed on a worldwide basis. The Full-Valu/Specialty operating segment represents approximately 30 percent of global net revenue.

Segment Information.    The Global Adhesives operating segment produces and supplies industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), converting (packaging, corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive and footwear.

The Full-Valu/Specialty operating segment produces and supplies specialty chemical product lines for ceramic tile applications, HVAC insulation, powder coatings applied to metal surfaces, specialty products and consulting for packaging solutions, consumer products and products for the insulated glass market applications, as well as liquid paint sold through retail outlets in Central America.

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

Non-U.S. Operations.    The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2005, the company had sales offices and manufacturing plants in 15 countries outside the United States and satellite sales offices in another 16 countries.

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

Customers.    Of the $1,512.2 million net revenue to unaffiliated customers in 2005, $820.3 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog.    Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at December 3, 2005, November 27, 2004, or November 29, 2003.

Raw Materials.    The principal raw materials used include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, sustained strong economic growth in North

America and China coupled with unplanned supplier production outages have led to strained supply-demand situations for several key feedstocks (such as ethylene and propylene), some of their derivatives, several polymers and other petroleum derivatives such as waxes.

The substitution of key raw materials requires the company to identify new supply sources, reformulate, retest and may require seeking re-approval from customers using those products.

The majority of the company’s raw materials are petroleum/natural gas based derivatives. Under normal conditions, all of these raw materials are generally available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher oil and natural gas costs usually result in higher prices for raw materials, however, supply and demand pressures are also beginning to impact some markets.

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

Research and Development.    The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $16.3 million, $16.0 million and $17.9 million in 2005, 2004, and 2003, respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

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

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $8.3 million, including approximately $1.3 million of capital expenditures.

—See additional disclosure under Item 3. Legal Proceedings.

Employees.    Approximately 4,000 individuals were employed on December 3, 2005, of which approximately 1,550 individuals were in the United States.

Available Information.    For more information about the company, visit our website at: http://www.hbfuller.com.

The company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. The company’s SEC filings are available to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning the company at the following address: Office of the Corporate Secretary, H.B. Fuller Company, 1200 Willow Lake Boulevard, P.O. Box 64683, St. Paul, Minnesota 55164-0683, (651) 236-5825.

Item 1A.	Risk Factors

This Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and the company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

•	Competition: A wide variety of products are sold in numerous markets, each of which is highly competitive. The company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the company’s products. Many of the company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While the company has an extensive customer base, loss of certain top customers could adversely affect the company’s financial condition and results of operations until such business is replaced, and no assurances can be made that it would be able to regain or replace any lost customers.

•	Acquisitions: As part of its growth strategy, the company intends to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon the company’s ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements.

•	International: International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins.

•

Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter will have a material adverse effect on its long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. —Please refer to Item 3. Legal Proceedings for a discussion of current litigation.

•	Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and, based on currently available information, are not expected to have, a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. Please refer to Item 3. Legal Proceedings for a discussion of current environmental matters.

•	Additional factors which could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor; (iv) natural or manmade disasters (including material acts of terrorism or hostilities that impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards which are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 22 plants located throughout the United States and at 19 plants located in 15 other countries. The Global Adhesives and Full-Valu/Specialty segments operate 12 and 10 plants, respectively in the United States and 15 and 4 plants, respectively outside the United States. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of the company’s manufacturing plants as of December 3, 2005:

Global Adhesives	Full-Valu/Specialty
Non-U.S. :
Argentina - Buenos Aires	Costa Rica - Alto de Ochomogo, Cartago
Australia - Dandenong South, VIC	Honduras - San Pedro Sula
Austria - Wels	Republic of Panama - Tocumen, Panama
Brazil - Sorocaba, SP [2]	United Kingdom - Birmingham [1]
Canada - Boucherville, QC
Chile - Maipu, Santiago
Republic of China - Huangpu Guangzhou [1]
Colombia - Itagui, Antioquia [1]
Costa Rica - Alajuela
- Alto de Ochomogo, Cartago
Germany - Lueneburg
- Nienburg
Italy - Borgolavezzaro, (No)
Philippines - Laguna
Portugal - Porto
United Kingdom - Dukinfield, Cheshire

Global Adhesives	Full-Valu/Specialty
USA:
California - Roseville	California - La Mirada
Georgia - Covington	Florida - Gainesville
- Tucker	Georgia - Covington
Indiana - Elkhart	Illinois - Palatine
Kentucky - Paducah	- Tinley Park
Michigan - Farmington Heights [1]	Minnesota - Fridley
- Grand Rapids	- Oakdale
- Taylor	New Jersey - Edison [1]
Minnesota - Vandais Heights	Texas - Houston
Missouri - St. Louis [2]	Washington - Vancouver
New Jersey - Edison [2]
North Carolina - Greensboro [2]
Ohio - Blue Ash
- Dayton [1]
Tennessee - Memphis [1,2]
Texas - Mesquite

(1)	Leased Property

(2)	Idle Property

Item 3.	Legal Proceedings

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of December 3, 2005, $3.0 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of December 3, 2005, the company had reserved $4.8 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Other Legal Proceedings.    From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, commercial contract, patent and intellectual property, antitrust, health and safety and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of December 3, 2005, the company’s subsidiary was a defendant in approximately 75 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. The company has insurance coverage for certain years with respect to this product line. As of December 3, 2005, the company had recorded $2.6 million for the probable liabilities remaining and $0.7 million for insurance recoveries for all such matters. The company continually reevaluates these amounts. Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in various state courts in which plaintiffs have alleged injury due to products containing asbestos manufactured by the company more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought. As a result of bankruptcy filings by numerous defendants in asbestos-related litigation and the prospect of national and state legislative reform relating to such litigation, the rate at which plaintiffs filed asbestos-related lawsuits against various companies (including the company) increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004 and 2005, the rate of these filings declined significantly. However, the company expects that asbestos-related lawsuits will continue to be filed against the company in the future.

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party has continued to defend and pay settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company.

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During the fiscal quarter ended August 27, 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to the asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company has agreed to contribute approximately $3.5 million towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. The company and the majority of the company’s insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3.1 million was paid out of this trust under the settlement. As of December 3, 2005, the amount the company and its insurers have remaining to pay out of trust is up to $0.4 million. The company’s remaining portion of this is up to $0.3 million and is recorded as restricted cash.

In addition, during the year ended December 3, 2005, the company settled asbestos-related lawsuits for an aggregate of $0.7 million. The company’s insurers have paid or are expected to pay approximately $0.5 million of these settlement amounts.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 3, 2005, the company had recorded $1.0 million for probable liabilities and $0.5 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future asbestos-related claims against the company. Based on currently available information, the company does not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments in such litigation could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the quarter ended December 3, 2005.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 31, 2006. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
Albert P.L. Stroucken	58	Chairman of the Board President and Chief Executive Officer	October 1999-Present April 1998-Present

John A. Feenan	45	Senior Vice President and Chief Financial Officer Senior Vice President and CFO, Jostens, Inc. Vice President & CFO, Mannington Mills, Inc.	August 2003-Present 2001-August 2003 2000-2001

Timothy J. Keenan	48	General Counsel and Corporate Secretary Deputy General Counsel, Assistant Corporate Secretary Senior Attorney and Assistant Secretary, International Multifoods Corporation	December 2005-Present August 2004-December 2005 1991-August 2004

Stephen J. Large	48

Group President, General Manager, Full-Valu/Specialty

Vice President and Chief Process Improvement Officer

Vice President, Operations/Supply Chain

Group President, General Manager North America Adhesives

			July 2003-Present December 2002-July 2003 May 2001-December 2002 December 1999-April 2001

James C. McCreary, Jr.	49	Vice President, Corporate Controller Vice President, Administration and Controlling, Industrial Chemicals Division, Bayer Corporation	November 2000-Present 1997-November 2000

Ann B. Parriott	48	Vice President, Human Resources Vice President, Applied Global Services, Applied Materials Human Resources Manager, Intel Corporation People Systems Manager, Intel Corporation	January 2006-Present January 2004-January 2006 November 2002-October 2003 June 2000-November 2002

Cheryl A. Reinitz	47	Vice President, Treasurer Director, Tax	December 2005-Present 2000-December 2005

Edwin J. Snyder	48	Vice President and Chief Process Improvement Officer Vice President, Global Supply Chain Management Director of Sourcing and Supply Chain, Performance Polymers and Chemicals, Honeywell	July 2003-Present May 2002-July 2003 December 1996-May 2002

Michele Volpi	41	Group President, General Manager, Global Adhesives Global SBU Manager, Assembly General Manager Marketing and Product Management of the Polymershapes Division, GE Plastics	December 2004-Present June 2002-December 2004 March 2001-June 2002

The Board of Directors elects the executive officers annually.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of December 3, 2005, there were 2,937 common shareholders of record for the company’s Common Stock. The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2005		2004
	High	Low	High	Low	2005	2004
First quarter	$29.30	$25.25	$30.36	$26.41	$0.1150	$0.1125
Second quarter	32.36	26.34	29.20	24.71	0.1225	0.1150
Third quarter	36.12	31.71	28.50	25.23	0.1225	0.1150
Fourth quarter	34.18	27.30	28.86	25.51	0.1225	0.1150
Year	36.12	25.25	30.36	24.71	0.4825	0.4575

There are no significant contractual restrictions on the company’s ability to declare or pay dividends.

The annual meeting of shareholders will be held on Thursday, April 6, 2006, at 2 p.m., central time, at the Minnesota History Center, 345 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. No shares were withheld during the fourth quarter of 2005.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2005*	2004	2003	2002	2001
Net revenue	$1,512,193	$1,409,606	$1,287,331	$1,256,210	$1,274,059
Income before cumulative effect of accounting change	$61,576	$35,603	$38,619	$28,176	$44,940
Percent of net revenue	4.1	2.5	3.0	2.2	3.5
Total assets	$1,107,557	$1,135,359	$1,007,588	$961,439	$966,173
Long-term debt, excluding current installments	$112,001	$138,149	$161,047	$161,763	$203,001
Stockholders’ equity	$584,443	$553,059	$509,338	$448,330	$434,026

Per Common Share:
Income before cumulative effect of accounting change:
Basic	$2.14	$1.25	$1.37	$1.00	$1.61
Diluted	$2.11	$1.23	$1.35	$0.98	$1.59
Dividends declared and paid	$0.4825	$0.4575	$0.4475	$0.4375	$0.4275
Book value	$20.03	$19.31	$17.91	$15.81	$15.34
Number of employees	3,981	4,516	4,518	4,611	4,891

*	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

When reviewing the company’s operating results it is important to understand how key external factors impact the company’s financial results. These factors include;

•	the price changes of crude oil and natural gas,

•	global supply and demand for raw materials,

•	economic growth rates, especially in North America and Europe, and

•	currency exchange rates.

Throughout 2005, the key issue for the company was the rapid increase in the costs of raw materials. Many of the company’s raw materials are petroleum-based derivatives and are therefore subject to the fluctuations in the commodity prices. In addition to the impact from energy prices, raw material supply and demand issues have an even larger impact on the company’s cost increases. As global demand has increased, especially from high-growth regions, such as the Asia Pacific region, supplies became tight and certain raw materials were put on allocation beginning in the second half of 2004. The hurricanes in the U.S. in August and September of 2005 made the situation even more challenging as the manufacturing capacity of some of the company’s key raw materials was reduced. The company was able to meet all of its customers’ demands in 2005. With approximately 75 percent of its cost of sales accounted for by raw materials and containers, the company’s financial results are extremely sensitive to changing costs in this area. Managing selling prices in this environment is critical to the financial success of the company.

In 2005, the company generated 54 percent of its revenue in North America and 24 percent in Europe. The pace of economic growth in these regions has a direct impact on the revenues of certain business units in the company. Within the Global Adhesives operating segment, the revenues of the assembly, automotive and certain areas of the converting business units are especially sensitive to the economic growth rates. Customers of the assembly business include manufacturers of furniture, appliances and other durable goods that are sensitive to the fluctuations in economic activity. The areas within the converting business unit that are sensitive to the economic growth include companies that produce packaging materials such as corrugated boxes, which are in lower demand as economic activity slows down. Other business units within Global Adhesives are not as susceptible to fluctuations in economic growth, such as the nonwoven business and packaging market within the converting business unit. Nonwoven customers are primarily manufacturers of personal hygiene products and a high percentage of the packaging customers are in the food and beverage industry.

In the Full-Valu/Specialty operating segment the powder coatings business, which sells to manufacturers of office equipment, lawn and garden equipment and other products made with metals is the most sensitive to overall economic growth rates. The windows business unit and ceramic tile installation product line, both within the Full-Valu/Specialty segment, are sensitive to more specific economic indicators such as housing starts and other construction-related activity in the U.S.

The movement of foreign currency exchange rates impacts the translation of the foreign entities’ financial statements into U.S. dollars. As the foreign currencies strengthen against the U.S. dollar, the company’s revenues and costs become higher as the foreign currency denominated transactions translate into more U.S. dollars. The fluctuations in the euro against the U.S. dollar have the largest impact on the company’s financial results compared to all other currencies. The currency fluctuations did not have as large of an impact on the 2005 results as they did in 2004 and 2003, but the 1.3 percent net revenue increase in 2005 as compared to 2004 did represent an increase of $18 million. This followed a net revenue increase of $43 million, or 3.3 percent, in 2004 as compared to 2003.

From a financial performance standpoint, 2005 was an excellent year for the company. Diluted earnings per share increased to $2.11 in 2005 from $1.23 in 2004 and $1.35 in 2003. Many of the reasons for the 2005 increase are discussed below in the ‘Results of Operations’, but the two overriding reasons were successful average selling price increases and improved cost structures through the utilization of the Lean Six SigmaSM methodology. Cash flow generation also showed excellent improvement in 2005. Free cash flow, defined as net cash provided from operating activities, less cash outlays for capital expenditures and dividends, was $86 million in 2005, $79 million in 2004 and $8 million in 2003. Management believes that free cash flow is more useful to shareholders as an indicator of cash flow generation than cash flow from operating activities because it provides more insight into the company’s ability to fund such things as debt reduction and acquisitions.

The company’s fiscal year ends on the Saturday closest to November 30. Once in every five or six years, the fiscal year is 53 weeks instead of 52. Fiscal 2005 was a 53-week year. The extra week added an estimated $30 million of net revenue, $2.1 million of net income and $0.07 to earnings per share in 2005 as compared to 2004.

During the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and H.B. Fuller merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd., of which H.B. Fuller owns 40 percent. The company also has an option to purchase an additional 10 percent in 2007 for $12 million. With respect to China, the company received $8 million from Sekisui in exchange for a 20 percent investment in the company’s China entities and an option for Sekisui to purchase an additional 10 percent in 2007 for $4 million. As a result of the 20 percent investment sold, the company recorded a pretax gain of $4.7 million.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions; goodwill recoverability; product, environmental and other litigation liabilities; and income tax accounting.

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

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 5.50 percent at August 31, 2005 as compared to 5.75 percent at August 31, 2004 and 6.25 percent at August 31, 2003. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense (pretax) approximately $2.3 million. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

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

The company has used an expected return on assets assumption for the U.S. portfolio of 9.75 percent since 2002. This rate was used in calculating the expenses for 2003, 2004 and 2005 and will also be used for 2006. A change of 0.5 percentage points for the expected return assumption will impact U.S. net pension and other postretirement plan expense (pretax) by approximately $1.5 million. Expected return on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.02 percent for the past three years.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of December 3, 2005, the company’s balance sheet included approximately $81 million of goodwill. The goodwill is primarily included in the Global Adhesives operating segment.

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

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. The company has recorded $4.8 million for environmental investigation and remediation liabilities, including $3.0 million for environmental remediation and monitoring activities at its Sorocaba, Brazil facility. In the EIFS litigation involving primarily single-family homes, $2.6 million for the potential liabilities and $0.7 million for potential insurance recoveries were accrued. The company also has accrued $1.0 million for potential liabilities and $0.5 million for potential insurance recoveries related to asbestos litigation. A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, management does not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At December 3, 2005, the valuation allowance to reduce deferred tax assets totaled $10.0 million.

Results of Operations:    2005 Compared to 2004 and 2003

Net Revenue:    Net revenue in 2005 of $1,512.2 million increased $102.6 million or 7.3 percent from the 2004 net revenue of $1,409.6 million. The 2004 net revenue was $122.3 million or 9.5 percent above the net revenue of $1,287.3 million in 2003. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2005 vs 2004	2004 vs 2003
Product Pricing	7.0%	(0.2%)
Sales Volume	0.4%	4.4%
Acquisitions/Divestitures	(1.4%)	2.0%
Currency	1.3%	3.3%

Total	7.3%	9.5%

The extra week in 2005 contributed approximately 2.1 percentage points of the net revenue increase as compared to 2004 and it was primarily related to volume. Significant increases in average selling prices in 2005 were achieved in both the Global Adhesives and Full-Valu/Specialty operating segments as compared to 2004. The sales volume growth of 4.4% in 2004 was primarily due to increased global economic activity in 2004 as compared to 2003. The net revenue increases attributed to currency in both 2005 and 2004 were mainly caused by the fluctuations of the euro against the U.S. dollar.

In the Global Adhesives operating segment net revenue increased by 7.1 percent in 2005 as compared to 2004. Average selling price increases of 7.6 percent were partially offset by a 2.0 percent decrease related to acquisitions and divestitures. Sales volume was essentially flat with 2004, however, the 2005 figure includes the volume associated with the 53rd week of 2.1 percent. Currency had a positive 1.6 percent effect on the 2005 net revenue as compared to 2004. In 2004, net revenue in Global Adhesives increased 10.5 percent from the net revenue achieved in 2003. Included in the Global Adhesives 2004 net revenue growth were increases attributed to volume of 4.1 percent, positive effects from currency fluctuations of 4.1 percent and increases resulting from the Probos acquisition of 2.9 percent. Average selling prices decreased 0.6 percent in 2004 as compared to 2003. The Full-Valu/Specialty operating segment had net revenue growth in 2005 of 7.6 percent as compared to 2004. Average selling price increases accounted for a 5.6 percent increase in net revenue in 2005 and sales volume accounted for a 1.6 percent increase, which includes the impact of the extra week in 2005 of 2.2 percent. The effects from currency were a positive 0.4 percent as compared to 2004. In 2004, the Full-Valu/Specialty operating segment had net revenue growth of 7.2 percent as compared to 2003. Sales volume was the primary contributor to the 2004 growth at 4.8 percent. Positive currency effects were 1.6 percent and average selling prices increased 0.8 percent.

Cost of Sales:    The cost of sales of $1,113.1 million in 2005 was $76.1 million or 7.3 percent higher than the 2004 cost of sales of $1,037.0 million. The extra week in 2005 contributed an estimated $22 million or 2.1 percent to the 2005 cost of sales increase as compared to 2004. The 2004 amount was 10.9 percent higher than the cost of sales recorded in 2003. As a percentage of net revenue, the cost of sales was 73.6 percent in 2005, 73.6 percent in 2004 and 72.6 percent in 2003.

Raw material cost increases were the predominant reason for the cost of sales increase in 2005 as compared to 2004. The increases were felt in both Global Adhesives and Full-Valu/Specialty as energy prices increased throughout the year in response to higher demand combined with interruptions in supply. Supply interruptions were exacerbated by the hurricanes in the United States in August and September of 2005. Another effect caused by the rising energy costs was a significant increase in the company’s delivery expenses in 2005 as compared to 2004. The increases in raw materials and delivery costs were mitigated somewhat by reduced costs and improved efficiencies resulting from the company’s Lean Six SigmaSM (LSS) initiatives and overall cost controls in the manufacturing areas.

Rising raw material costs in 2004, especially in the second half of the year, were also a key reason for the 10.9 percent cost of sales increase in 2004 as compared to 2003. Another factor, however, in the 2004 increase was the effect from currency rate fluctuations. Currency had an estimated impact of increasing the 2004 cost of sales by $31.4 million as compared to 2003. Cost reductions associated with the first wave of LSS projects partially offset the cost of sales increases that resulted from raw material costs and currency effects.

Gross Profit Margin:    The gross profit margin was 26.4 percent in 2005 and 2004. In 2003 the gross profit margin was 27.4 percent. The key to maintaining the gross profit margin in 2005 at the 2004 level of 26.4 percent was the implementation of selling price increases to offset the effects of rapidly rising raw material costs. The main reason for the reduced margin in 2004 as compared to 2003 was that the pace of raw material cost increases exceeded the pace of the company’s selling price increases to its customers.

Selling, General and Administrative (SG&A) Expenses:    SG&A expenses were $311.7 million in 2005, $304.4 million in 2004 and $284.2 million in 2003. The extra week in 2005 added over $5 million to the 2005 SG&A expenses. The contribution of the company’s Japan adhesives business to the Sekisui-Fuller joint venture resulted in a reduction in SG&A expenses in 2005 of $2.9 million as compared to 2004. Due to the company’s stronger financial performance in 2005 as compared to 2004, management incentive compensation increased $8.3 million in 2005. Other SG&A expense increases in 2005 resulted from severance and other costs associated with the outsourcing of certain of the company’s information technology functions as well as the departure of a number of managers and executives. Pension and other postretirement expenses were also significantly higher in 2005 as compared to 2004. Other SG&A expense reductions in 2005 were achieved through strict cost controls, headcount reductions and efficiencies resulting from LSS projects.

The 2004 SG&A expense increase of $20.2 million as compared to 2003 was largely due to the effects of currency fluctuations, which added approximately $8 million to the 2004 SG&A expenses. The Probos acquisition added nearly $4 million to the 2004 SG&A expenses as compared to 2003. Also contributing to the SG&A expense increase in 2004 were the costs associated with the implementation of LSS as well as the initial costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

As a percentage of net revenue, SG&A expenses were 20.6, 21.6 percent and 22.1 percent in 2005, 2004 and 2003, respectively.

Interest Expense:    Interest expense was $12.3 million in 2005, $13.7 million in 2004 and $14.5 million in 2003. The repayment in the first quarter of 2005 of $22 million relating to the company’s 1994 private placement was the primary reason for the lower interest expense in 2005 as compared to 2004. Lower average outstanding debt levels were the primary reason for the lower interest expense in 2004 as compared to 2003.

Gains from Sales of Assets:    The gains from sales of assets were $7.2 million in 2005, $0.4 million in 2004 and $2.8 million in 2003. The 2005 amount includes a $4.7 million gain that resulted from the sale of 20 percent of the company’s China entities to Sekisui Chemical. The 2005 amount also included a $1.7 million gain related to the sale of a European facility that had been closed as part of the company’s 2002 restructuring initiative. There were no significant gains or losses in 2004. In 2003, a $2.0 million gain was realized on the sale of a facility in North America that was also closed as part of the 2002 restructuring initiative.

Other Income/(Expense), net:    Other income/(expense), net was income of $0.3 million in 2005, $6.6 million of expense in 2004 and $5.4 million of expense in 2003. Foreign currency transaction and remeasurement gains and losses were losses of $1.2 million, $4.5 million and $3.5 million in 2005, 2004 and 2003, respectively. The 2004 figure included $1.5 million of losses related to misstatements in prior years in the company’s Chilean entity, which were recorded in the fourth quarter of 2004. Due to increases in the company’s cash and cash equivalents in 2005 as compared to 2004, interest income increased from $0.8 million in 2004 to $2.2 million in 2005. Interest income was $0.7 million in 2003. Gains related to life insurance proceeds were $1.5 million in 2005 and $0.6 million in 2004.

Income Taxes:    The effective income tax rate was 30.3 percent in 2005, 30.5 percent in 2004 and 28.2 percent in 2003. A favorable geographic mix of pretax earnings generation resulted in the decrease in the 2005 effective tax rate as compared to 2004. Included in the 2004 income taxes was a benefit of $1.8 million related to previous tax audits and reconciliations related to the 2004 tax filings. This benefit reduced the 2004 effective rate by 3.7 percentage points. The 2004 effective tax rate was adversely affected by the one-time adjustments in the Chilean operations, most of which did not provide a tax benefit. The 2003 income tax expense included a $1.5 million benefit related to the liquidation of an inactive European legal entity. This benefit lowered the 2003 effective rate by 2.9 percentage points. Tax savings associated with restructuring-related costs increased the effective rate in 2003 by 0.4 percentage points.

Minority Interests (Expense)/Income:    Minority interests was income of $0.9 million in 2005, income of $0.2 million in 2004 and income of $13 thousand in 2003. The minority interest results were driven primarily by the losses of the company’s North American automotive joint venture, of which the company owns 70 percent. Losses in this business resulted in the minority interest line being income for each of the three years presented.

Income from Equity Investments:    Income from equity investments was $3.3 million in 2005, $1.8 million in 2004 and $2.1 million in 2003. Up until 2005 the primary source of this income was the company’s 30 percent ownership interest in an automotive joint venture with a European company. In 2005, the income from equity investments also included $0.7 million of income from the Sekisui-Fuller joint venture in Japan.

Net Income:    Net income was $61.6 million in 2005, $35.6 million in 2004 and $38.6 million in 2003. The net earnings per diluted share was $2.11, $1.23 and $1.35 in 2005, 2004 and 2003, respectively. The net income increase in 2005 as compared to 2004 was primarily the result of a successful selling price strategy that helped to mitigate the raw material cost increases as well as improved efficiencies and cost controls throughout the company. The gains from sales of assets in 2005 of $7.2 million (pretax) accounted for approximately $5 million in the 2005 net income and $0.17 in the net earnings per diluted share. The 2004 net income included charges of $2.0 million ($.07 per diluted share) resulting from overstatements of net income in prior years related to the Chilean accounting matters that were recorded in the fourth quarter of 2004. Net charges related to restructuring initiatives reduced net income by $4.9 million ($0.17 per diluted share) in 2003.

Operating Segment Results (2005 Compared to 2004 and 2003)

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

Global Adhesives:    Net revenue in the Global Adhesives operating segment was $1,057.7 million in 2005, $987.2 million in 2004 and $893.2 million in 2003. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2005 vs 2004	2004 vs 2003
Product Pricing	7.6%	(0.6%)
Sales Volume	(0.1%)	4.1%
Acquisitions/Divestitures	(2.0%)	2.9%
Currency	1.6%	4.1%

Total	7.1%	10.5%

Selling price increases in North America, Europe and Latin America were the primary reason for the 2005 net revenue increase. The extra week in 2005 added approximately $20 million or 2.1 percent to the 2005 net revenue as compared to 2004 and it related primarily to volume. Excluding the extra week, the net revenue change attributed to volume was negative in 2005 as compared to 2004. The volume decline was not unexpected as management held firm in its commitment to not absorb the full impact of the run-up in raw material costs and the competition, in general, was less assertive in raising prices. The net revenue decrease of 2.0 percent in 2005 related to acquisitions/divestitures was the net effect of the increase related to the 2004 Probos acquisition and the decrease associated with the deconsolidation of the company’s Japan entity that was contributed to the Sekisui-Fuller joint venture. The 2004 net revenue increase of 10.5 percent as compared to 2003 resulted equally from increases due to sales volume and stronger foreign currencies, primarily the euro, as compared to the U.S. dollar. The volume increases were aided by the stronger global economic environment in 2004 as compared to 2003. The Asia Pacific region’s net revenue growth due to volume increases was nearly 12 percent in 2004 as compared to 2003.

Operating income in the Global Adhesives segment was $55.6 million in 2005, $35.3 million in 2004 and $47.8 million in 2003. The 57 percent increase in operating income in 2005 as compared to 2004 was a direct result of successful selling price management combined with improved efficiencies throughout the Global Adhesives organization. Despite the raw material cost increases, the operating income as a percent of net revenue increased from 3.6 percent in 2004 to 5.3 percent in 2005. In 2004, the increase in raw material costs combined with decreases in selling prices resulted in an operating income decrease of 26 percent as compared to 2003. The gross profit margin in 2004 declined 1.4 percentage points from 2003.

Full-Valu/Specialty:    Net revenue in the Full-Valu/Specialty operating segment was $454.5 in 2005, $422.4 million in 2004 and $394.2 million in 2003. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2005 vs 2004	2004 vs 2003
Product Pricing	5.6%	0.8%
Sales Volume	1.6%	4.8%
Currency	0.4%	1.6%

Total	7.6%	7.2%

Selling price increases across all reporting units were key to the 2005 increase in net revenue as compared to 2004. The extra week added approximately $9 million, or 2.2 percent, to the 2005 net revenue as compared to 2004 and it was primarily volume related. Excluding the extra week, volume activity was mixed in 2005 as strong growth was realized in the construction-related businesses but volume decreases occurred in the liquid paints and powder coatings units. The 2004 net revenue growth due to sales volume was driven by the stronger U.S. economy in 2004 as compared to 2003. The currency effects in the Full-Valu/Specialty segment in 2004 resulted primarily from the stronger Australian dollar as compared to the U.S. dollar.

Operating income in the Full-Valu/Specialty segment was $31.7 million in 2005, $32.9 million in 2004 and $28.6 million in 2003. The decline in 2005 operating income as compared to 2004 was driven mainly by raw material cost increases that outpaced the selling price increases. The gross profit margin declined by 1.4 percentage points as compared to 2004. Operating income decreased in the powder coatings, liquid paint and consumer reporting units in 2005 and increased in the construction-related businesses as well as in the packaging solutions reporting unit. In 2004, the operating income increase compared to 2003 resulted primarily from a significant increase in the powder coatings unit. The window and packaging solutions unit also had higher operating income in 2004 as compared to 2003 while the liquid paints operating income recorded a significant decrease. Operating income as a percent of net revenue was 7.0 percent in 2005, 7.8 percent in 2004 and 7.3 percent in 2003.

Restructuring and Other Related Costs:    The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pretax charges of $31.8 million and $8.4 million in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $0.3 million and $3.1 million as of December 3, 2005 and November 27, 2004, respectively. Details of the restructuring activity for 2004 and 2005 are as follow:

(in thousands)	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	(276)	(276)
Cash payments	(558)	(623)	(1,181)

Total liabilities at November 27, 2004	451	2,649	3,100
Long-term portion of liabilities	—	(1,734)	(1,734)

Current liabilities at November 27, 2004	451	915	1,366

Total liabilities at November 27, 2004	451	2,649	3,100
Currency change effect	—	25	25
Other adjustments	(28)	121	93
Cash payments	(272)	(2,603)	(2,875)

Total liabilities at December 3, 2005	151	192	343
Long-term portion of liabilities	—	(45)	(45)

Current liabilities at December 3, 2005	$151	$147	$298

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $5.7 million of gains on sales of impacted assets. Included in this amount was a gain of $1.7 million recognized in 2005 from the sale of one facility closed as a result of the restructuring plan. As of November 27, 2004, that facility was recorded as an asset held for sale with a net book value of $8.1 million. The largest cash payment in 2005 related to $1.9 million of lease termination costs for one facility.

Liquidity and Capital Resources

The company’s financial condition and liquidity strengthened significantly in 2005. Total cash and cash equivalents as of December 3, 2005 were $157.6 million and the total short-term and long-term debt was $146.8 million. This “net cash” position of $10.8 million at December 3, 2005 compared to “net debt” position of $107.4 million as of November 27, 2004. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements, including the asset purchase expected to occur in the second quarter of 2006 as discussed below.

Cash flows from Operating Activities:    Net cash provided by operating activities was $125.8 million in 2005, $123.2 million in 2004 and $59.7 million in 2003. Net income in 2005 was $26.0 million higher than in 2004, however changes in net working capital, defined as trade accounts receivables plus inventory minus trade accounts payable, generated $0.2 million of positive cash flow in 2005 as compared to positive cash flow of $21.6 million in 2004. Net working capital changes accounted for uses of cash of $12.0 million in 2003. The most significant change in net working capital in 2003 related to changes in trade accounts payable. In 2005, changes in trade accounts payable accounted for a use of cash of $18.8 million and in 2004 these changes accounted for a source of cash of $34.3 million. Management continues to emphasize both price and payment terms in its negotiations with suppliers, however in 2005 as raw material supplies tightened, accelerated payments were required in certain situations to ensure that the company’s supply of raw materials was not interrupted. A significant item impacting cash flows from operating activities in 2003 was the company’s contribution of $20 million to its U.S. pension plan. There were no contributions to the plan in 2004 and 2005.

Key metrics monitored by management are net working capital as a percentage of annualized net revenue, trade account receivable days sales outstanding (DSO) and inventory days on hand. These metrics may not be calculated the same at all companies. These key metrics are shown in the following table:

	December 3, 2005	November 27, 2004	November 29, 2003
Net Working Capital as Percentage of Annualized Net Revenue [1]	16.0 percent	17.0 percent	19.4 percent
Accounts Receivable DSO [2]	56 days	63 days	62 days
Inventory Days on Hand [3]	56 days	56 days	61 days

(1)	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

(2)	(Accounts Receivable less the Allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

(3)	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

Note: Calculations for 2005 were adjusted for the extra week in the fourth quarter by 1) removing one fourteenth of the fourth quarter revenue amount out of the Net Working Capital as Percentage of Annualized Net Revenue denominator and 2) adjusting the number of days in the fourth quarter for the Accounts Receivable DSO and Inventory Days on Hand calculations.

Cash flows from Investing Activities:    Net cash provided by investing activities was $1.4 million in 2005 as compared to a use of cash of $48.5 million and $36.7 million in 2004 and 2003, respectively. Positive cash flow was generated by the following transactions in 2005:

•	$10.2 million from the sale of an idle facility in Europe.

•	$9.8 million from the payment of a note receivable by the new joint venture company in Japan.

•	$8.0 million from the sale of the 20 percent interest in the China entities and an option to purchase an additional 10 percent interest in 2007.

The above items were partially offset by purchases of property, plant and equipment of $25.5 million as compared to $31.3 million in 2004 and $39.3 million in 2003. 2004’s investing activities also included the $22 million acquisition of the Probos businesses in Portugal. As part of its new venture activities, the company invested $1.8 million in 2005 and $3.0 million in 2004 for minimal ownership percentages in four technology companies.

Subsequent to year-end, one of the company’s subsidiaries entered into an asset purchase agreement for approximately $270 million, plus additional cash consideration of up to $15 million over the next two years. The company intends to fund the transaction with approximately $75 million of existing cash and the balance in new debt. See Note 16 to the Consolidated Financial Statements for additional information.

Cash flows from Financing Activities:    Net cash used in financing activities was $ 33.5 million as compared to $14.0 million in 2004 and $23.4 million in 2003. The cash used in financing activities for 2005 included the repayment of $22.0 million related to the 1994 private placement debt. Cash dividends paid on common stock were $14.0 million, $13.1 million and $12.7 million in 2005, 2004 and 2003, respectively. The company’s capitalization ratio, defined as total debt divided by total debt plus equity, was 20.0 percent at December 3, 2005, 24.0 percent at November 27, 2004 and 25.5 percent at November 29, 2003.

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

Contractual Obligations

Due dates and amounts of contractual obligations follow.

	Payments Due by Period
($ in thousands)	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-term debt	137,241	25,240	50,001	62,000	—
Operating leases	29,268	8,408	7,228	3,234	10,398
Full recourse guaranteed bank loans to certain executives	37	37	—	—	—
Purchase obligation contracts [1]	133,304	17,116	31,312	25,344	59,532

Total contractual obligations	299,850	50,801	88,541	90,578	69,930

(1)	Represents a contract with Accenture to assist the company in delivering information technology more effectively and at a reduced cost.

A set of revolving credit agreements with a group of major banks accounted for $271 million of the committed lines of credit. The $271 million of revolving credit agreements consisted of $148 million in short-term committed lines and $123 million in long-term committed lines.

•	At December 3, 2005 the short-term portion of the revolving credit agreements equaled $148 million and provided committed short-term credit until December 12, 2005. At the company’s option, interest was payable at the London Interbank Offered Rate plus 0.850 percent—1.250 percent, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or a bid rate. A facility fee of 0.075 percent—0.150 percent was payable quarterly. No amounts were drawn at December 3, 2005.

•	At December 3, 2005 the long-term portion of the revolving credit agreements equaled $123 million. At the company’s option, interest was payable at the London Interbank Offer Rate plus 0.850 percent—1.250 percent, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or bid rate. A facility fee of 0.150 percent—0.250 percent was payable quarterly. No amounts were drawn at December 3, 2005.

•	Subsequent to year-end, the company entered into a new $125 million credit agreement with a consortium of financial institutions. The credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $250 million. The credit agreement replaces the company’s existing $123 million long-term revolving credit facilities due to mature in December of 2007. The new credit facility expires on December 14, 2010. The company plans to utilize the credit facility, including the accordion feature in 2006 to help finance the $270 million asset purchase agreement also signed subsequent to year-end. See Note 16 to the Consolidated Financial Statements for additional information.

At December 3, 2005, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2006.

Off Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (EITF 03-1), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for the company beginning January 8, 2006. The company will adopt the guidance of FSP SFAS 115-1 and SFAS 124-1 on December 4, 2005. The adoption will not have a material effect on the company’s overall results of operations, financial position or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 4, 2005. The adoption of this pronouncement will not have a material effect on the company’s overall results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for the company relative to nonmonetary asset exchanges beginning December 4, 2005. The provisions of SFAS 153 shall be applied prospectively. The adoption of this pronouncement will not have a material effect on the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The original effective date for SFAS 123R was August 28, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the company plans to adopt SFAS 123R effective December 4, 2005. The company is in the process of evaluating the impact of SFAS 123R on its financial condition, results of operations and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 1 to the Consolidated Financial Statements for indication of ongoing expense that will be included in the income statement beginning in the first quarter of 2006.

In December 2004, the FASB issued FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP SFAS 109-2), which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP SFAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As a result of this Act, the company had the opportunity to repatriate approximately $24 million of cash in 2005 that had been generated over time by its foreign operations, which would have resulted in an estimated increase in the company’s tax provision in 2005 of approximately $1 million. The company chose not to elect the provisions of the Act as the company’s business strategy and intention is to continue to reinvest its undistributed foreign earnings indefinitely.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for the company no later than December 2, 2006. The company is in the process of evaluating the impact of FIN 47 on its financial condition, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in

Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made beginning December 3, 2006. This Statement does not change the transition provisions of any existing pronouncements. The company does not believe that the adoption of SFAS 154 will have a significant impact on its financial condition, results of operations or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)” (EITF 05-5). Under an Altersteilzeit (ATZ) Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services (the “active service period”). Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF 05-5 is effective for the company beginning December 3, 2006. The company adopted the provisions of EITF 05-5 at December 3, 2005 and the effect did not have a significant impact on its financial condition, results of operations or cash flows.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange within the same line of business involving (a) the transfer of raw materials or WIP inventory in exchange for the receipt of raw materials, WIP, or finished goods inventory or (b) the transfer of finished goods inventory for the receipt of finished goods inventory should not be recognized at fair value. Instead they should be transferred at cost with any profit recognized being deferred until sold to end customer. EITF 04-13 should be applied to transactions completed in reporting periods following adoption. The company will adopt EITF 04-13 beginning on December 4, 2005. The adoption will not have a significant impact on the company’s financial condition, results of operations or cash flows.

In October 2005, the FASB issued FSP 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 clarifies that rental costs incurred during a construction period are to be expensed as incurred. Costs capitalized prior to adoption do not need to be expensed unless retrospective adoption is desired under the guidance of SFAS 154, “Accounting Changes and Error Corrections”. The company adopted the guidance of FAS 13-1 on December 3, 2005. The adoption did not have any effect on the company’s financial condition, results of operations or cash flows.

In November 2005, the FASB issued FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (FSP FIN 45-3). This FSP amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP extends the recognition, measurement and disclosure requirements of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. This pronouncement is effective for new minimum revenue guarantees issued or modified on or after December 4, 2005. The adoption of FSP FIN 45-3 will not have a significant impact on the company’s financial condition, results of operations or cash flows.

2006 Outlook

Raw material prices have continued to increase into the first quarter of 2006. Management’s expectation is that these costs will continue to increase throughout the year, although possibly at a lower rate than in 2004 and 2005. Selling price increases will again be a critical factor in the company’s ability to maintain and restore its gross profit margin.

Sales volume, excluding the extra week, decreased in 2005 as the company took an aggressive position on raising selling prices. Much of the lost volume was due to management’s commitment to maintain profitability and willingness to let unprofitable volume go to the competition. By January 1, 2006 many competitors had followed along in raising prices as they realized that this environment of rising raw material costs was not going to abate in the near term. As a result, management expects volume losses to be reduced in 2006 as compared to 2005.

The positive effects on the company’s cost structures from utilizing Lean Six SigmaSM are expected to continue in 2006 as projects completed in 2005 will yield full-year benefits in 2006. Benefits will be realized in both the manufacturing operations and the SG&A expense areas. Beginning in 2006, the company will expense stock options directly to the income statement in accordance with SFAS No. 123 (R). This is expected to reduce the 2006 earnings per share by approximately $0.09. Another area of cost increase in 2006 will be pension expense, which is expected to increase over $6 million in 2006 as compared to 2005. The primary reason for the expense increase is the lower interest rates that are used to calculate the plan liabilities. Lower interest rates result in higher liabilities, which leads to higher expense on the income statement. An offset to the expense increases noted above will be a decrease in depreciation expense in 2006 as compared to 2005. Certain information technology assets became fully depreciated at the end of 2005. The 2006 depreciation expenses are expected to be $6 to $8 million less than 2005.

The company’s balance sheet as of December 3, 2005 was strong with over $157 million in cash and cash equivalents and only $147 million in total debt. The strong balance sheet positions the company with borrowing capacity to support a significant level of merger and acquisition activity. Management continuously evaluates potential opportunities.

On January 30, 2006 the company entered into an asset purchase agreement with Roanoke Companies Group, Inc. under which a subsidiary of the company will acquire substantially all the assets of Roanoke (see Note 16 to Consolidated Financial Statements). The purchase price is expected to be $270 million plus additional consideration of up to $15 million over a two-year period based on the attainment of certain profitability thresholds. The transaction is expected to close during the second quarter of the company’s 2006 fiscal year. In 2006, management expects the transaction to have a slight negative impact on diluted earnings per share. The transaction is expected to add approximately $0.10 to $0.15 to the 2007 earnings per diluted share.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the “2006 Outlook” section the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,”

“could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Item 1A. Risk Factors identifies some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Annual Report on Form 10-K.

The company may refer to Item 1A. Risk Factors and this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The list of important factors in Item 1A. Risk Factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk:    The company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk:    Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. Management believes that probable near-term changes in interest rates would not materially affect the company’s consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of December 3, 2005 would be approximately $0.1 million.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 49 percent of net revenue is generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on 2005 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $3.8 million in net income or $0.13 per diluted share.

Raw Materials:    The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, sustained strong economical growth in North America and China coupled with unplanned supplier production outages have led to strained supply-demand situations for several key feedstocks (such as ethylene and propylene), some of their derivatives, several polymers and other petroleum derivatives such as waxes.

In 2005, the single largest expenditure was the purchase of raw materials. Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries as of December 3, 2005 and November 27, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of December 3, 2005 and November 27, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 3, 2005, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” on May 29, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of H.B. Fuller Company’s internal control over financial reporting as of December 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that H.B. Fuller Company maintained effective internal control over financial reporting as of December 3, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that H.B. Fuller Company maintained effective internal control over financial reporting as of December 3, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

H.B. Fuller Company acquired the remaining 52% interest in Autotek Sealants, Inc. during 2005 which had been previously consolidated pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Management excluded from its assessment of internal control over financial reporting, Autotek Sealants, Inc., representing consolidated total assets of $6.5 million and consolidated revenues of $9.1 million included in the consolidated financial statements of H.B Fuller Company and subsidiaries as of and for the year ended December 3, 2005. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of internal control over financial reporting of Autotek Sealants, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H.B. Fuller Company and subsidiaries as of December 3, 2005 and November 27, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 3, 2005, and our report dated February 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of H.B. Fuller Company

In our opinion, the accompanying consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of H.B. Fuller Company and its subsidiaries for the year ended November 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 20, 2004

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 3, 2005	November 27, 2004	November 29, 2003
Net revenue	$1,512,193	$1,409,606	$1,287,331
Cost of sales	(1,113,142)	(1,036,961)	(935,135)

Gross profit	399,051	372,645	352,196
Selling, general and administrative expenses	(311,711)	(304,444)	(284,242)
Gains from sales of assets	7,150	370	2,767
Other income (expense), net	256	(6,557)	(5,446)
Interest expense	(12,345)	(13,716)	(14,467)

Income before income taxes, minority interests and income from equity investments	82,401	48,298	50,808
Income taxes	(24,990)	(14,713)	(14,307)
Minority interests in loss of subsidiaries	900	199	13
Income from equity investments	3,265	1,819	2,105

Net income	$61,576	$35,603	$38,619

Net earnings per share:
Basic	$2.14	$1.25	$1.37
Diluted	$2.11	$1.23	$1.35

Weighted-average shares outstanding:
Basic	28,734	28,429	28,245
Diluted	29,238	28,909	28,695

Dividends declared per common share	$0.4825	$0.4575	$0.4475

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 3, 2005	November 27, 2004
Assets
Current Assets:
Cash and cash equivalents	$157,631	$67,028
Trade receivables, net	238,550	262,932
Inventories	142,984	159,067
Other current assets	43,269	64,623

Total current assets	582,434	553,650

Property, plant and equipment, net	298,852	349,075
Other assets	128,213	121,254
Goodwill	80,815	90,286
Other intangibles, net	17,243	21,094

Total assets	$1,107,557	$1,135,359

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$9,597	$13,315
Current installments of long-term debt	25,240	22,920
Trade payables	135,292	164,846
Accrued payroll / employee benefits	47,496	35,127
Other accrued expenses	30,045	50,086
Income taxes payable	14,188	7,155

Total current liabilities	261,858	293,449

Long-term debt, excluding current installments	112,001	138,149
Accrued pension liabilities	96,034	88,964
Other liabilities	36,860	45,922
Minority interests in consolidated subsidiaries	16,361	15,816

Total liabilities	523,114	582,300

Commitments and contingencies

Stockholders’ Equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—80,000,000 Shares outstanding—2005 and 2004 were 29,184,754 and 28,641,037	29,185	28,641
Additional paid-in capital	60,945	45,930
Retained earnings	507,217	459,718
Accumulated other comprehensive income (loss)	(7,767)	20,182
Unearned compensation—restricted stock	(5,137)	(1,412)

Total stockholders’ equity	584,443	553,059

Total liabilities and stockholders’ equity	$1,107,557	$1,135,359

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance at November 30, 2002	$28,362	$39,665	$411,818	$(29,679)	$(1,836)	$448,330

Net income			38,619			38,619
Foreign currency translation				28,270		28,270
Minimum pension liability, net of tax of $(3,006)				4,453		4,453

Comprehensive Income						71,342

Dividends			(12,862)			(12,862)
Stock option exercises	66	1,245				1,311
Restricted stock grants	1	33			(34)	—
Stock compensation plans other, net	19	600			348	967
Tax benefit on stock compensation plans		65				65
Retirement of common stock	(13)	(284)				(297)
Amortization					482	482

Balance at November 29, 2003	28,435	41,324	437,575	3,044	(1,040)	509,338

Net income			35,603			35,603
Foreign currency translation				21,480		21,480
Minimum pension liability, net of tax of $2,623				(4,342)		(4,342)

Comprehensive Income						52,741

Dividends			(13,460)			(13,460)
Stock option exercises	133	2,487				2,620
Restricted stock grants	40	1,094			(1,134)	—
Stock compensation plans other, net	42	887			116	1,045
Tax benefit on stock compensation plans		376				376
Retirement of common stock	(9)	(238)				(247)
Amortization					646	646

Balance at November 27, 2004	28,641	45,930	459,718	20,182	(1,412)	553,059

Net income			61,576			61,576
Foreign currency translation				(20,182)		(20,182)
Minimum pension liability, net of tax of $3,771				(7,767)		(7,767)

Comprehensive Income						33,627

Dividends			(14,077)			(14,077)
Stock option exercises	327	7,304				7,631
Restricted stock grants	186	5,449			(5,635)	—
Stock compensation plans other, net	42	1,234			383	1,659
Tax benefit on stock compensation plans		1,355				1,355
Retirement of common stock	(11)	(327)				(338)
Amortization					1,527	1,527

Balance at December 3, 2005	$29,185	$60,945	$507,217	$(7,767)	$(5,137)	$584,443

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 3, 2005	November 27, 2004	November 29, 2003
Cash flows from operating activities:
Net income	$61,576	$35,603	$38,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,712	53,437	51,697
Amortization	2,763	2,593	2,439
Deferred income taxes	(4,752)	11,241	42
Gains from sales of assets	(7,150)	(370)	(2,767)
Change in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables, net	11,912	(8,374)	(14,179)
Inventories	7,053	(4,253)	3,986
Other current assets	4,105	(3,588)	4,300
Other assets	(671)	(987)	5,563
Trade payables	(18,794)	34,262	(1,830)
Accrued payroll / employee benefits	14,546	6,346	(13,369)
Other accrued expenses	(17,089)	7,423	1,272
Restructuring liabilities	(2,710)	(1,767)	(6,862)
Income taxes payable	8,940	(6,894)	3,016
Accrued / prepaid pensions	(100)	(2,368)	(20,129)
Other liabilities	4,807	4,820	6,575
Other	8,688	(3,875)	1,304

Net cash provided by operating activities	125,836	123,249	59,677

Cash flows from investing activities:
Purchased property, plant and equipment	(25,455)	(31,260)	(39,263)
Purchased business, net of cash acquired	(537)	(19,295)	(2,106)
Purchased investments	(2,611)	(3,000)	(1,000)
Proceeds from sale of property, plant and equipment	12,196	3,202	5,710
Proceeds from sale of investments	8,000	1,877	—
Proceeds from repayment of note receivable from equity method investee	9,781	—	—

Net cash provided by (used in) investing activities	1,374	(48,476)	(36,659)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	62,018
Repayment of long-term debt	(22,740)	(2,712)	(63,056)
Net payments on notes payable	(4,108)	(247)	(10,702)
Dividends paid	(13,961)	(13,074)	(12,662)
Other, primarily proceeds from stock option exercises	7,293	2,061	1,014

Net cash used in financing activities	(33,516)	(13,972)	(23,388)

Net change in cash and cash equivalents	93,694	60,801	(370)
Effect of exchange rate changes	(3,091)	2,967	(36)
Cash and cash equivalents at beginning of year	67,028	3,260	3,666

Cash and cash equivalents at end of year	$157,631	$67,028	$3,260

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$116	$386	$200
Cash paid for interest	$17,653	$14,606	$11,528
Cash paid for income taxes	$14,297	$18,578	$11,791

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 32 countries.

The largest business segment is industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), converting (packaging, corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive and footwear. Adhesives represent approximately 70 percent of global net revenue and are manufactured and marketed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

Specialty chemical products are also produced and supplied for a variety of applications such as ceramic tile applications, HVAC insulation, powder coatings applied to metal surfaces, specialty products and consulting for packaging solutions, consumer products and products for the insulated glass market applications, as well as liquid paint sold through retail outlets in Central America. These specialty chemical products represent approximately 30 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

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

The fiscal year ends on the Saturday closest to November 30. Fiscal year 2005 ended on December 3, 2005 and included 53 weeks. Fiscal years 2004 and 2003 ended on November 27, 2004 and November 29, 2003, respectively and each included 52 weeks. Certain prior years’ amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

In the fourth quarter of 2004, the company restated the second and third quarters of 2004 due to misstatements in its Chilean operations, as discussed in Note 2.

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

Provisions for sales returns are recorded when known and estimated using historical experience. Customer incentive programs (primarily rebates) generally relate to volume purchase incentives. Rebates recorded in the consolidated statement of income were $26,922, $22,537 and $15,561 in 2005, 2004 and 2003, respectively. All amounts presented are recorded as a reduction of net revenue.

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

Restrictions on Cash:    As of December 3, 2005, there was $284 of restricted cash included in other current assets which represents cash held in trust for the payment of asbestos claims (see Note 12). There are no other contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 30 percent of consolidated inventories. During 2005, 2004 and 2003, reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net income of $915, $114 and $89, respectively. The remaining inventories, which include all non-U.S. operations and some U.S. locations, are valued at the lower of cost (mainly average cost) or market value.

Investments:    Investments with a value of $21,478 were held on December 3, 2005. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of “Other income (expense), net”.

Investments in Equity Securities Carried at Cost:    The aggregate cost of the company’s cost method investments totaled $9,478 at December 3, 2005. The company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Therefore, the company estimated that the fair value exceeded the cost of the investments (that is, the investments were not impaired).

Property, Plant and Equipment:    Depreciation of property, plant and equipment is generally computed on a straight-line basis, based on estimated useful lives of the assets, including assets acquired by capital leases. Estimated useful lives range from 20 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to gains (losses) from sales of assets.

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

Capitalized Interest Costs:    Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $355, $739 and $215 in 2005, 2004 and 2003, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. SFAS No. 142 requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations in 2005 and 2004 confirmed that the fair value of the reporting units exceeded the respective net asset carrying values. The company generally performs its annual impairment assessments at the end of the third quarter.

Intangible Assets:    Intangible assets include patents and other intangible assets acquired from an independent party and are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

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

Accounting for Earnings Per Share:    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution from stock-based compensation plans. Net income used in the calculations of earnings per share is reduced by the dividends paid to the preferred stockholders, if any. The computations for basic and diluted earnings per share follows:

	2005	2004	2003
Net income	$61,576	$35,603	$38,619
Weighted-average common shares—basic	28,733,801	28,428,753	28,245,197
Equivalent shares from stock-based compensation plans	503,790	480,295	449,775

Weighted-average common and common equivalent shares—diluted	29,237,591	28,909,048	28,694,972

The computations of diluted earnings per common share do not include stock options with exercise prices greater than the average market price for the respective periods of 13,078, 6,884 and 32,100 shares for 2005, 2004 and 2003, respectively, as the results would have been anti-dilutive.

Accounting for Stock-Based Compensation:    In December, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (An amendment of FASB Statement No. 123). The company intends to continue its current accounting practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” until SFAS No. 123R is adopted in the first quarter of 2006. Until SFAS No. 123R is adopted, the company will continue to comply with the additional disclosure requirements of SFAS No. 148.

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
Net income, as reported	$61,576	$35,603	$38,619
Add back: Stock-based employee compensation expense recorded	1,405	742	717

Net income excluding stock-based compensation	62,981	36,345	39,336
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,919)	(2,876)	(2,637)

Pro forma net income	$59,062	$33,469	$36,699

Basic earnings per share:
As reported	$2.14	$1.25	$1.37
Pro forma	$2.06	$1.18	$1.30
Diluted earnings per share:
As reported	$2.11	$1.23	$1.35
Pro forma	$2.02	$1.16	$1.28

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

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. The company repurchased 10,697, 8,646 and 12,980 shares of common stock in 2005, 2004 and 2003, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding.

Recently Issued Accounting Pronouncements:    In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (EITF 03-1), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for the company beginning January 8, 2006. The company will adopt the guidance of FSP SFAS 115-1 and SFAS 124-1 on December 4, 2005. The adoption will not have a material effect on the company’s overall results of operations, financial position or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 4, 2005. The adoption of this pronouncement will not have a material effect on the company’s overall results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for the company relative to nonmonetary asset exchanges beginning December 4, 2005. The provisions of SFAS 153 shall be applied prospectively. The adoption of this pronouncement will not have a material effect on the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The original effective date for SFAS 123R was August 28, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the company plans to adopt SFAS 123R effective December 4, 2005. The company is in the process of evaluating the impact of SFAS 123R on its financial condition, results of operations and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” also in Note 1 for indication of ongoing expense that will be included in the income statement beginning in the first quarter of 2006.

In December 2004, the FASB issued FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP SFAS 109-2), which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP SFAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As a result of this Act, the company had the opportunity to repatriate approximately $24,000 of cash in 2005 that had been generated over time by its foreign operations, which would have resulted in an estimated increase in the company’s tax provision in 2005 of approximately $1,000. The company chose not to elect the provisions of the Act as the company’s business strategy and intention is to continue to reinvest its undistributed foreign earnings indefinitely.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for the company no later than December 2, 2006. The company is in the process of evaluating the impact of FIN 47 on its financial condition, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made beginning December 3, 2006. This Statement does not change the transition provisions of any existing pronouncements. The company does not believe that the adoption of SFAS 154 will have a significant impact on its financial condition, results of operations or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)” (EITF 05-5). Under an Altersteilzeit (ATZ) Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services (the “active service period”). Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF 05-5 is effective for the company beginning December 3, 2006. The company adopted the provisions of EITF 05-5 at December 3, 2005 and the effect did not have a significant impact on its financial condition, results of operations or cash flows.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange within the same line of business involving (a) the transfer of raw materials or WIP inventory in exchange for the receipt of raw materials, WIP, or finished goods inventory or (b) the transfer of finished goods inventory for the receipt of finished goods inventory should not be recognized at fair value. Instead they should be transferred at cost with any profit recognized being deferred until sold to end customer. EITF 04-13 should be applied to transactions completed in reporting periods following adoption. The company will adopt EITF 04-13 beginning on December 4, 2005. The adoption will not have a significant impact on the company’s financial condition, results of operations or cash flows.

In October 2005, the FASB issued FSP 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 clarifies that rental costs incurred during a construction period are to be expensed as incurred. Costs capitalized prior to adoption do not need to be expensed unless retrospective adoption is desired under the guidance of SFAS 154, “Accounting Changes and Error Corrections”. The company adopted the guidance of FAS 13-1 on December 3, 2005. The adoption did not have any effect on the company’s financial condition, results of operations or cash flows.

In November 2005, the FASB issued FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (FSP FIN 45-3). This FSP amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP extends the recognition, measurement and disclosure requirements of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. This pronouncement is effective for new minimum revenue guarantees issued or modified on or after December 4, 2005. The adoption of FSP FIN 45-3 will not have a significant impact on the company’s financial condition, results of operations or cash flows.

Note 2:    Chilean Matter

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

Note 3:    Acquisitions and Divestitures

Autotek Sealants, Inc.:    Autotek provides bonding, sealing and coating technology to the automotive industry. The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. On September 26, 2005, the company purchased the remaining 52 percent of Autotek for $894. Consideration consisted of $500 paid in cash, $357 in the form of a promissory note and $37 from direct external costs. The company accounted for this transaction as a step acquisition and began to report 100 percent of Autotek’s net results beginning in the fourth quarter of 2005.

The investment was initially accounted for under the equity method. Upon adoption of FIN 46R at the end of the second quarter of 2004, it was determined that Autotek met the definition of a variable interest entity and the automotive joint venture was the primary beneficiary. The automotive joint venture provided subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee on Autotek’s $500 fully drawn line of credit from a third party. During 2004, it also supplied approximately 40 percent of Autotek’s raw materials.

As the company had previously accounted for its investment under the equity method, there was no cumulative effect of an accounting change as a result of the consolidation under FIN 46R in the second quarter of 2004. The consolidation had the effect of eliminating the automotive joint venture’s investment in Autotek; eliminating receivables and a note receivable with Autotek; and recording Autotek’s assets, liabilities and corresponding minority interest liability. The assets and liabilities of Autotek included goodwill of $4,634 and debt of $500, which the automotive joint venture guaranteed.

Beginning May 30, 2004, Autotek’s operating results were no longer reflected as “Income from equity investments.” Rather, the operating results were fully consolidated with minority interest representing the portion of the operating results applicable to the minority interest holders. Since the allocation of Autotek’s net income was unaffected by the adoption of FIN 46R, the consolidation of Autotek did not impact the automotive joint venture’s net income.

The acquisition of the remaining 52 percent adjusted goodwill by $149 and eliminated the minority interest liability of $856. In the fourth quarter of 2005, the company repaid the $500 of debt, which the automotive joint venture guaranteed.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of the remaining 52 percent of Autotek had occurred on November 30, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	2005	2004
Net revenue	$1,512,193	$1,411,316
Net income	$61,072	$35,071
Net income per share:
Basic	$2.13	$1.23
Diluted	$2.09	$1.21

Sekisui-Fuller Japan:    In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. H.B. Fuller contributed $15,629 of current assets, $11,463 of long-term assets, $8,665 of current liabilities, $10,639 of long-term liabilities—in aggregate, net assets of $7,788. The long-term assets included $2,488 of goodwill allocated from the Global Adhesives operating segment. In exchange, H.B. Fuller received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000. Additionally, the joint venture agreement included provisions requiring the company to fund the operations of the joint venture in the event such capital contributions are approved by the joint venture board of directors. The merger was accounted for as a formation of a corporate joint venture. As a result, the company’s interest in the joint venture was recorded at the carry-over basis of its Japan adhesives business. Therefore, no gain or loss was recorded on the merger. H.B. Fuller will account for this investment under the equity method. Subsequent to closing, $9,781 of intercompany debt, initially assumed by the joint venture at formation, was retired through a cash payment to the company on April 14, 2005.

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at December 3, 2005 to $582. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

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

The results of operations of the purchased businesses were included in the company’s consolidated financial statements beginning on February 29, 2004. Total consideration allocated to the acquired businesses was $21,953, which included the consideration paid, purchase price adjustment and direct external costs incurred. The final analysis of the valuation of the net assets received involved allocations of the consideration paid as follows: $14,001 of current assets, $13,570 of property, plant and equipment, $4,941 of goodwill—not deductible for tax purposes, $6,547 of intangible assets and $17,106 of total liabilities. All of the goodwill was assigned to the Global Adhesives operating segment. Of the $6,547 of acquired intangible assets, $827 was assigned to trademarks / trade names that are not subject to amortization and $5,720 was assigned to customer relationships that have a expected weighted average life of 18 years.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Probos had occurred on November 30, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

2004
Net revenue	$1,416,165
Net income	$35,736
Net income per share:
Basic	$1.26
Diluted	$1.24

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2005, 2004 and 2003 follow.

Other income (expense), net	2005	2004	2003
Foreign currency transaction losses, net	$(1,171)	$(4,532)	$(3,467)
Gains (losses) on trading securities	218	(100)	114
Amortization of low income housing	(2,910)	(2,256)	(2,082)
Interest income	2,225	779	726
Other, net	1,894	(448)	(737)

Total other expense, net	$256	$(6,557)	$(5,446)

Research and development expenses (included in selling, general and administrative expenses)	$16,335	$16,022	$17,947

Balance Sheet Information

Additional details of balance sheet amounts as of December 3, 2005 and November 27, 2004 follow.

Inventories:	2005	2004
Raw materials	$70,738	$72,659
Finished goods	87,721	98,309
LIFO reserve	(15,475)	(11,901)

Total inventories	$142,984	$159,067

Other current assets:
Employee and other receivables	$10,242	$16,954
Prepaid income taxes	9,461	13,065
Current deferred income tax asset	13,380	13,809
Prepaid expenses	10,186	12,325
Assets held for sale	—	8,470

Total other current assets	$43,269	$64,623

Property, plant and equipment:
Land	$40,906	$50,057
Buildings and improvements	221,002	228,411
Machinery and equipment	545,343	560,145
Construction in progress	13,357	18,671

Total, at cost	820,608	857,284
Accumulated depreciation	(521,756)	(508,209)

Net property, plant and equipment	$298,852	$349,075

Other assets:
Investment in trading securities	$21,478	$22,496
Equity basis investments	36,676	25,322
Cost basis investments	9,478	10,296
Long-term deferred tax asset	10,804	10,382
Prepaid postretirement benefits	15,419	19,623
Prepaid pension costs	24,918	24,734
Other long-term assets	9,440	8,401

Total other assets	$128,213	$121,254

Other accrued expenses:
Taxes other than income taxes	$5,300	$5,269
Interest	710	5,663
Product liability	3,975	9,278
Accrued employee benefit liability	—	9,542
Accrued expenses	20,060	20,334

Total other accrued expenses	$30,045	$50,086

Other liabilities:
Long-term deferred tax liability	$18,274	$26,247
Long-term deferred compensation	11,597	11,627
Other long-term liabilities	6,989	8,048

Total other liabilities	$36,860	$45,922

Additional details on the allowance for doubtful trade receivables for 2005, 2004 and 2003 follow.

	2005	2004	2003
Balance at beginning of year	$8,916	$8,370	$8,088
Charged to expenses	5,894	3,529	2,385
Write-offs	(6,443)	(3,469)	(2,450)
Effect of exchange rates	(305)	167	347
Other	(16)	319	—

Balance at end of year	$8,046	$8,916	$8,370

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2005, 2004 and 2003 follow.

Accumulated Other Comprehensive Income (Loss)	2005	2004	2003
Foreign currency translation adjustment	$20,689	$40,871	$19,391
Minimum pension liability adjustment net of taxes of $14,972, $11,201 and $8,578 in 2005, 2004 and 2003, respectively	(28,456)	(20,689)	(16,347)

Total accumulated other comprehensive income (loss)	$(7,767)	$20,182	$3,044

Note 5:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of December 3, 2005, and November 27, 2004, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions and divestitures (see Note 3).

	2005	2004
Global Adhesives	$70,568	$79,537
Full-Valu/Specialty	10,247	10,749

Total	$80,815	$90,286

Additional details on the goodwill balance for 2005 and 2004 follow.

	2005	2004
Balance at beginning of year	$90,286	$79,414
Acquisitions and divestitures (see Note 3)	(2,637)	9,575
Reclassification	—	(4,822)
Currency effect	(6,834)	6,119

Balance at end of year	$80,815	$90,286

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	All Other	Total
As of December 3, 2005:
Original cost	$24,809	$7,084	$31,893
Accumulated amortization	(15,698)	(1,342)	(17,040)

Net identifiable intangibles	$9,111	$5,742	$14,853

Weighted average useful lives (in years)	12	16	13

As of November 27, 2004:
Original cost	$24,747	$8,204	$32,951
Accumulated amortization	(13,637)	(1,098)	(14,735)

Net identifiable intangibles	$11,110	$7,106	$18,216

Weighted average useful lives (in years)	12	15	13

Amortization expense with respect to amortizable intangible assets was $2,763, $2,593 and $2,439 in 2005, 2004 and 2003, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2006	2007	2008	2009	2010	Thereafter
Amortization Expense	2,668	2,662	2,456	2,263	1,122	3,681

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at December 3, 2005 and November 27, 2004 totaling $2,390 and $2,878, respectively, relate to the minimum pension liability intangible asset shown in the tables in Note 10 to the Consolidated Financial Statements and trademarks / trade names as disclosed in Note 3.

Note 6:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $9,597 at December 3, 2005. Of this amount, $440 represented the utilization of short-term committed lines and $9,157 represented various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 7.8 percent, 12.0 percent and 6.5 percent in 2005, 2004 and 2003, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. Total short-term committed lines at December 3, 2005 was $155,756 and of this amount $155,316 was unused.

Long-Term Debt

Long-term Debt, Including Capital Lease Obligations	Weighted- Average Interest Rate	Maturity Date	2005	2004
U.S. dollar obligations:
Senior notes	6.79%	2006-2010	$137,000	$159,000
Various other obligations	7.56%	2006	241	1,003
Foreign currency obligations:
Japanese yen			—	1,066
Capital lease obligations			—	—

Total long-term debt			137,241	161,069
Less: current installments			(25,240)	(22,920)

Total			$112,001	$138,149

Long-term debt had an estimated fair value of $115,027 and $147,505 as of December 3, 2005 and November 27, 2004, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. Long-term debt consisted primarily of senior notes with various other obligations making up the balance. In addition to this outstanding long-term debt, total long-term committed lines of credit at December 3, 2005 equaled $123,000 and of this amount none was utilized.

Lines of Credit

Term	Committed	Drawn	Unused
Short-Term	$155,756	$440	$155,316
Long-term	123,000	—	123,000

Total	$278,756	$440	$278,316

A set of revolving credit agreements with a group of major banks accounted for $271,000 of the committed lines of credit. The $271,000 of revolving credit agreements consisted of $148,000 in short-term committed lines and $123,000 in long-term committed lines.

•	At December 3, 2005 the short-term portion of the revolving credit agreements equaled $148,000 and provided committed short-term credit until December 12, 2005. At the company’s option, interest was payable at the London Interbank Offered Rate plus 0.850 percent—1.250 percent, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or a bid rate. A facility fee of 0.075 percent—0.150 percent was payable quarterly. No amounts were drawn at December 3, 2005.

•	At December 3, 2005 the long-term portion of the revolving credit agreements equaled $123,000. At the company’s option, interest was payable at the London Interbank Offer Rate plus 0.850 percent—1.250 percent, adjusted quarterly based on the company’s debt-to-EBITDA ratio, or bid rate. A facility fee of 0.150 percent—0.250 percent was payable quarterly. No amounts were drawn at December 3, 2005.

•

Subsequent to year-end, the company entered into a new $125,000 credit agreement with a consortium of financial institutions. The credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $250,000. The credit agreement replaces the company’s existing $123,000 long-term revolving credit facilities due to mature in December of 2007. The new credit facility expires on December 14, 2010.

The company plans to utilize the credit facility, including the accordion feature in 2006 to help finance the $270,000 asset purchase agreement also signed subsequent to year-end. See Note 16 for additional information.

In addition to the $271,000 of revolving credit agreements referred to above, the company had $7,756 of committed credit facilities, comprised mostly of foreign short-term facilities. The major lines in these foreign short-term facilities carried a weighted-average interest rate of 5.8 percent and a maturity of December 31, 2005. There are no facility fees associated with these lines.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any “consolidated group” for income tax purposes other than with its subsidiaries. At December 3, 2005 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations	$25,240	$25,001	$25,000	$25,000	$37,000	—

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000.

Note 7:    Income Taxes

Income Before Income Taxes, Minority Interests, and Income From Equity Investments	2005	2004	2003
United States	$36,093	$24,323	$25,489
Outside U.S.	46,308	23,975	25,319

Total	$82,401	$48,298	$50,808

Components of the Provision for Income Taxes
Current:
U.S. federal	$10,861	$(8,282)	$1,898
State	2,051	1,505	1,292
Outside U.S.	16,830	10,249	11,075

	29,742	3,472	14,265

Deferred:
U.S. federal	(4,198)	7,691	(755)
State	(779)	848	17
Outside U.S.	225	2,702	780

	(4,752)	11,241	42

Total	$24,990	$14,713	$14,307

The 2004 U.S. current and deferred provisions reflect the settlement of IRS audits and the impact on open years.

Reconciliation of Effective Income Tax Rate	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	2.0	1.7
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	1.2	6.5	1.5
Foreign tax credits	(1.9)	(9.7)	(3.0)
Non-U.S. taxes [1]	1.2	7.0	3.1
Impact of Chile misstatement [2]	—	1.8	—
Interest income not taxable in the U.S.	(2.2)	(3.3)	(3.0)
Other tax credits	(3.3)	(5.8)	(5.6)
Impact of audit settlements [3]	—	(3.2)	—
Other	(1.1)	0.2	(1.5)

Total	30.3%	30.5%	28.2%

(1)	2003 included restructuring charges that did not provide a tax benefit in certain foreign countries resulting in an increase in the effective tax rate associated with non-U.S. taxes and a one-time tax benefit of $1,494 related to the liquidation of an inactive European legal entity.

(2)	2004 related to a one-time adjustment in Chile, most of which did not provide a tax benefit.

(3)	2004 related to a $1,583 benefit from the settlement of IRS audits and the impact on open years.

Deferred Income Tax Balances at Each Year-end Related to	2005	2004
Depreciation	$(29,758)	$(36,828)
Asset valuation allowances	2,642	2,519
Accrued expenses currently not deductible:
Employee benefit costs	14,366	8,870
Product and other claims	1,854	2,474
Tax loss carryforwards	16,567	20,704
Other	9,488	11,031

	15,159	8,770
Valuation allowance	(10,006)	(12,172)

Net deferred tax assets (liabilities)	$5,153	$(3,402)

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the tax effect of recording the minimum pension liability.

Net Deferred Taxes as Presented on the Consolidated Balance Sheet	2005	2004
Deferred tax assets:
Current	$13,380	$13,809
Non-current	10,804	10,382
Deferred tax liabilities:
Current	(757)	(1,346)
Non-current	(18,274)	(26,247)

Net deferred tax assets (liabilities)	$5,153	$(3,402)

Valuation allowances relate to foreign tax credit carryovers, foreign tax loss carryforwards, and U.S. state tax loss carryforwards where the future potential benefits do not meet the more likely than not realization test. The decrease in the valuation allowance during the year ended December 3, 2005, is due to a decrease in state tax loss carryforwards, foreign tax loss carryforwards and foreign tax credits.

U.S. income taxes have not been provided on approximately $153,239 of undistributed earnings of non-U.S. subsidiaries. The company intends to indefinitely reinvest these undistributed earnings. If any portion, however were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, cumulative tax losses of $43,329 are carried as net operating losses in 11 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $36,386 can be carried forward indefinitely, while the remaining $6,943 must be used during the 2006-2011 period.

Note 8:    Stockholders’ Equity

Preferred Stock:    The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock:    There were 80,000,000 shares of common stock with a par value of $1.00 authorized and 29,184,754 and 28,641,037 shares issued and outstanding at December 3, 2005 and November 27, 2004, respectively. Dividends of $0.4825, $0.4575 and $0.4475 per share were declared and paid in 2005, 2004 and 2003, respectively.

Common Shares Outstanding	2005	2004	2003
Beginning balance	28,641,037	28,435,000	28,362,316
Stock options exercised	327,234	132,477	66,027
Deferred compensation paid	58,387	30,760	10,854
Restricted units vested	17,024	16,537	19,255
Restricted shares granted	186,107	40,238	1,300
Restricted shares forfeited	(34,338)	(5,329)	(11,772)
Shares withheld for taxes	(10,697)	(8,646)	(12,980)

Ending balance	29,184,754	28,641,037	28,435,000

Shareholder Rights Plan:    The shareholder rights plan provides each holder of a share of common stock a right to purchase one additional share of common stock for $90, subject to adjustment. These rights are not currently exercisable. However, upon the occurrence of certain events, such as the public announcement of a tender offer or the acquisition of 15 percent or more of the company’s outstanding common stock by a person or group (an “acquiring person”), each right would entitle the holder to purchase $90 worth of common stock (or in some circumstances common stock of the acquiring person) at one half of its then market value. Rights held by an acquiring person are void. The company may redeem or exchange the rights in certain instances. Unless extended or redeemed the rights expire on July 30, 2006.

See Note 6 to the Consolidated Financial Statements regarding the company’s shelf registration statement filed in September 2002.

Note 9:    Stock-Based Compensation

Directors’ Deferred Compensation Plan:    This plan allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of company common stock. The company provides a 10 percent match on deferred compensation invested in these units. There were 11,420, 13,093 and 15,166 units allocated to non-employee director deferrals in 2005, 2004 and 2003, respectively. There were 1,455, 1,485 and 1,491 units allocated to company matching in 2005, 2004 and 2003, respectively. The costs of the matching were $43, $40 and $38 in 2005, 2004 and 2003, respectively. In 2005 and 2004, respectively, 9,415 and 10,500 units valued at $321 and $289 for a discretionary award to non-employee directors were credited to the plan.

1998 Directors’ Stock Incentive Plan:    This plan offers non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest in the company. In 2005, 2004 and 2003, respectively, 1,300, 1,300 and 1,300 restricted shares were awarded under this plan valued at $38, $38 and $34. Restricted shares awarded are recorded as unearned compensation and are shown in stockholders’ equity. Unearned compensation is amortized to expense over the vesting periods of generally four years and amounted to $128, $249 and $252 in 2005, 2004 and 2003, respectively. Commencing in 2003, shares may also be issued under this plan for amounts non-employee directors deferred under the Directors’ Deferred Compensation Plan.

Year 2000 Stock Incentive Plan:    This plan allows for granting of awards to employees during a period of up to ten years from October 14, 1999. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock value.

A total of 810,215, 364,177 and 354,301 non-qualified stock options were granted in 2005, 2004 and 2003, respectively to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years.

In 2005 and 2004, respectively, a total of 214,793 and 47,851 restricted stock shares and restricted stock units with a fair value of $6,500 and $1,347 were issued. These awards vest in either three years or 25 percent per year over the next four years, depending on the grant. Unearned compensation from the restricted stock awards is being amortized to expense over the vesting periods and amounted to $1,485 and $422 in 2005 and 2004, respectively.

1992 Stock Incentive Plan:    This plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; and (f) other based on the company’s common stock value. Since inception of the Year 2000 Stock Incentive Plan, no more awards have been granted under this plan.

These awards vest in generally ten years. Unearned compensation from these restricted stock awards is being amortized to expense over the vesting periods and amounted to $232, $331 and $396 in 2005, 2004 and 2003, respectively.

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan. The company matches, in the form of company stock, up to the first four percent of each employee’s contributions and the trustee purchases company shares on the open market. The costs of the company match were $2,628, $2,879 and $3,007 in 2005, 2004 and 2003, respectively.

Key Employee Deferred Compensation Plan:    This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, which are valued based on the fair market value of the company’s common stock. The company provides a 10 percent match on deferred compensation invested in these units. The company also provides a match for certain amounts specified in the plan related to and reduced by matching contributions under the 401(k) plan. There were 5,699, 4,521 and 20,617 units allocated to employees’ deferrals in 2005, 2004 and 2003, respectively. There were 6,261, 5,270 and 11,958 units allocated to company matching in 2005, 2004 and 2003, respectively. The costs of the matching were $192, $144 and $287 in 2005, 2004 and 2003, respectively.

All deferred compensation invested in units of the company’s common stock is paid with shares of the company’s common stock. All deferred compensation invested in any of the other investment choices is paid with cash.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at December 3, 2005
Directors’ Deferred Compensation Plan	150,000	None
1998 Directors’ Stock Incentive Plan	400,000	264,422
Year 2000 Stock Incentive Plan	3,000,000	334,338
1992 Stock Incentive Plan	1,800,000	None
Key Employee Deferred Compensation Plan	200,000	62,304

Stock Options:    Information about the 1992 and 2000 Stock Incentive Plans follows.

Summary of Non-qualified Stock Option Activity	Options	Weighted- Average Exercise Price
Outstanding at November 30, 2002	1,329,261	$22.64
Cancelled	(67,250)	26.47
Granted	354,301	27.37
Exercised	(66,027)	20.25

Outstanding at November 29, 2003	1,550,285	23.66
Cancelled	(39,136)	25.65
Granted	364,177	27.59
Exercised	(132,477)	19.79

Outstanding at November 27, 2004	1,742,849	24.73
Cancelled	(70,217)	28.70
Granted	810,215	30.20
Exercised	(327,234)	23.32

Outstanding at December 3, 2005	2,155,613	$26.87

Exercisable at November 29, 2003	667,131	$22.54
Exercisable at November 27, 2004	891,065	$23.33
Exercisable at December 3, 2005	1,058,916	$24.40

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$18.63–24.45	461,725	4.5	$20.18	442,308	$20.01
25.95–28.52	1,312,281	7.5	27.69	594,688	27.31
30.63–34.31	381,607	9.6	32.14	21,920	33.99

	2,155,613			1,058,916

The weighted-average fair value per stock options granted in 2005, 2004 and 2003 was $13.16, $10.63 and $10.67, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for 2005, 2004 and 2003.

	2005	2004	2003
Risk-free interest rate	4.37%	3.53%	3.43%
Expected dividend yield	1.53%	1.64%	1.60%
Expected volatility factor	41.12%	38.76%	38.94%
Expected option term	7.5 years	7.0 years	7.0 years

Note 10:    Pension and Postretirement Benefits

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

Included in accrued pension costs shown on the consolidated balance sheet are defined contribution pension liabilities of $4,887 and $5,251 in 2005 and 2004, respectively.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2005	2004	2005	2004	2005	2004
Benefit obligation, September 1 of prior year	$271,180	$244,795	$113,280	$104,581	$73,920	$60,511
Service cost	6,736	6,304	2,017	2,597	2,063	1,843
Interest cost	15,608	15,338	5,916	6,240	4,227	3,580
Participant contributions	—	—	337	326	603	540
Actuarial (gain)/loss	16,001	16,962	27,719	(90)	3,210	12,366
Other events	—	—	(2,832)	1,534	(7,047)	—
Benefits paid	(13,373)	(12,219)	(4,524)	(12,674)	(5,393)	(4,920)
Currency change effect	—	—	(13,080)	10,766	—	—

Benefit obligation, August 31	$296,152	$271,180	$128,833	$113,280	$71,583	$73,920

Accumulated benefit obligation, August 31	$263,927	$240,895	$119,057	$105,029	$71,583	$73,920

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

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in plan assets:	2005	2004	2005	2004	2005	2004
Fair value of plan assets, September 1 of prior year	$213,263	$202,919	$50,678	$40,681	$46,152	$46,964
Actual return on plan assets	32,265	21,184	13,410	2,595	3,577	3,308
Employer contributions	2,395	1,379	1,457	2,510	333	260
Participant contributions	—	—	337	326	603	540
Other	—	—	(1,740)	733	—	—
Benefits paid	(13,373)	(12,219)	(1,184)	(720)	(5,393)	(4,920)
Currency change effect	—	—	(5,335)	4,553	—	—

Fair value of plan assets, August 31	$234,550	$213,263	$57,623	$50,678	$45,272	$46,152

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2005 and 2004 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2005	2005	2004	2005	2005	2004	2005	2005	2004
Equity securities	99.0%	99.2%	99.0%	97.5%	97.5%	97.6%	100%	100%	100%
Fixed Income	1.0%	0.8%	1.0%	2.5%	2.5%	2.4%	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The company’s investment strategy for U.S. plans is to pursue an asset allocation strategy with heavy emphasis on the domestic and international equity markets. Periodically the company examines the position of its portfolio relative to the efficient frontier to adjust its asset allocation targets appropriately. The expected long-term rate of return on these plans was 9.75 percent in 2005 and 2004.

The company’s investment strategy for the non-U.S. plans is to pursue an asset allocation strategy with a heavy emphasis on the equity markets of the specific country of the plan or a country’s economic zone (e.g. the euro zone). The expected long-term rate of return on these plans was 8.73 in 2005 and 8.53 percent in 2004.

The company’s investment strategy for other postretirement plans is to pursue an asset allocation strategy with heavy emphasis on the equity markets. Given the nature of the investment vehicle, passive (indexed) portfolios are preferred. The expected long-term rate of return on these plans was 8.75 percent in 2005 and 2004.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Reconciliation of funded status as of fiscal year-end:	2005	2004	2005	2004	2005	2004
Funded status	$(61,603)	$(57,916)	$(71,211)	$(62,602)	$(26,311)	$(27,768)
Unrecognized actuarial loss (gain)	65,971	62,625	41,678	27,919	47,854	48,015
Unrecognized prior service cost (benefit)	2,407	2,980	(49)	414	(8,057)	(2,305)
Unrecognized net transition obligation	—	—	85	184	—	—
Contributions between measurement date and fiscal year-end	305	323	1,210	958	103	80

Recognized amount	$7,080	$8,012	$(28,287)	$(33,127)	$13,589	$18,022

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of fiscal year-end:	2005	2004	2005	2004
Prepaid benefit cost	$23,828	$23,776	$1,090	$958
Accrued benefit liability	(16,748)	(15,764)	(29,376)	(34,085)
Additional minimum liability	(12,648)	(12,244)	(32,375)	(21,620)
Intangible asset	1,594	1,953	—	21
Accumulated other comprehensive income—pretax	11,054	10,291	32,374	21,599

Recognized amount	$7,080	$8,012	$(28,287)	$(33,127)

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 3, 2005 and November 27, 2004, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004	2005	2004	2005	2004
Projected benefit obligation	$296,152	$271,180	$128,833	$108,889	$43,254	$40,270	$128,833	$108,889
Accumulated benefit obligation	263,927	240,895	119,057	101,735	40,022	36,558	119,057	101,735
Fair value of plan assets	234,550	213,263	57,623	46,080	10,571	8,790	57,623	46,080

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Without Medicare Part D Subsidy	With Medicare Part D Subsidy
Employer contributions
2006	$3,307	$2,420	$—	$—
Expected benefit payments
2006	$13,755	$3,921	$5,148	$375
2007	13,851	4,213	5,310	422
2008	14,066	4,588	5,339	478
2009	14,595	4,795	5,441	528
2010	20,792	5,243	5,570	573
2011-2015	86,613	29,171	29,295	3,614

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$6,736	$6,304	$5,585	$2,017	$2,597	$2,387	$2,063	$1,843	$1,547
Interest cost	15,608	15,338	14,750	5,916	6,240	5,549	4,227	3,580	3,332
Expected return on assets	(21,455)	(22,897)	(19,052)	(4,189)	(3,678)	(3,113)	(3,832)	(4,156)	(3,606)
Amortization:
Prior service cost	573	623	814	8	172	—	(1,295)	(1,295)	(1,344)
Actuarial (gain)/ loss	1,846	376	293	1,070	981	67	3,627	2,495	3,019
Transition amount	—	(14)	(28)	40	529	38	—	—	—
Curtailment (gain)/loss	—	—	—	—	(1,413)	952	—	—	(123)
Special recognition expense	—	—	1,018	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$3,308	$(270)	$3,380	$4,862	$5,428	$5,880	$4,790	$2,467	$2,825

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Weighted-average assumptions used to determine benefit obligations	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	5.50%	5.75%	6.25%	4.38%	5.47%	5.78%	5.50%	5.75%	6.25%
Rate of compensation increase	4.24%	4.02%	4.02%	3.03%	3.00%	3.16%

Weighted-average assumptions used to determine net costs for years ended	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.47%	5.78%	5.95%	5.75%	6.10%	6.50%
Expected return on plan assets	9.75%	9.75%	9.75%	8.73%	8.53%	8.62%	8.75%	8.75%	8.75%
Rate of compensation increase	4.02%	4.02%	4.02%	3.03%	3.00%	3.16%

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

Assumed health care trend rates	2005	2004	2003
Health care cost trend rate assumed for next year	6.85%	7.35%	7.85%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.85%	4.85%	4.85%
Fiscal year that the rate reaches the ultimate trend rate	2009	2009	2009

The rate of increase in health care cost levels is expected to be 6.85 percent in the year 2006. Beginning in 2005, the company dollar contribution for retiree medical coverage will remain fixed at the 2004 level for employees who retire in the year 2005 or later.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the November 27, 2004 service and interest cost and the accumulated postretirement benefit obligation at December 3, 2005:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$664	$(542)
Effect on accumulated postretirement benefit obligation	$6,188	$(5,206)

Note 11:    Financial Instruments

Forward foreign currency contracts as of December 3, 2005, mature between December 7, 2005 and July 5, 2006. These contracts represent economic hedges of intercompany and third party transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market associated with these contracts was a net gain of $1,259 in 2005, a net loss of $1,886 in 2004 and a net loss of $365 in 2003. These net gains and losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 3, 2005 and November 27, 2004, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that will have to be made in each of the years indicated based on operating leases in effect at December 3, 2005 are:

Fiscal Year	2006	2007	2008	2009	2010	Later years	Total Minimum Lease Payments
Operating Leases	$8,408	$4,826	$2,402	$1,808	$1,426	$10,398	$29,268

Rental expense for all operating leases was $14,512, $17,012 and $17,653 in 2005, 2004 and 2003, respectively.

Servicing Agreement:    In 2005, the company engaged Accenture LLP to assist in delivering Information Technology more effectively and at a reduced cost. Prior to the company’s engagement of Accenture, a significant portion of these costs were incurred as part of normal operations. The future contractual obligations to Accenture are expected to range from $11,736 to $17,116 per year through 2015, the end of the contract period.

Environmental:    Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of December 3, 2005, $3,020 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of December 3, 2005, the company had recorded $4,764 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe that any such lawsuits, proceedings and investigations, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of December 3, 2005, the company’s subsidiary was a defendant in approximately 75 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. The company has insurance coverage for certain years with respect to this product line. As of December 3, 2005, the company had recorded $2,602 for the probable liabilities remaining and $730 for insurance recoveries for all such matters. The company continually reevaluates these amounts. Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in various state courts in which plaintiffs have alleged injury due to products containing asbestos manufactured by the company more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

As a result of bankruptcy filings by numerous defendants in asbestos-related litigation and the prospect of national and state legislative reform relating to such litigation, the rate at which plaintiffs filed asbestos-related lawsuits against various companies (including the company) increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004 and 2005, the rate of these filings declined significantly. However, the company currently expects that asbestos-related lawsuits will continue to be filed against the company in the future.

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party has continued to defend and pay settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company.

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During the fiscal quarter ended August 27, 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to the asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company has agreed to contribute approximately $3,522 towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,236. The company and the majority of the company’s insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3,085 was paid out of the trust under the settlement. As of December 3, 2005, the amount the company and its insurers have remaining to pay out of the trust is up to $437. The company’s remaining portion of this is up to $284 and is recorded as restricted cash.

In addition, during the year ended December 3, 2005, the company settled asbestos-related lawsuits for an aggregate of $696. The company’s insurers have paid or are expected to pay approximately $456 of these settlement amounts.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 3, 2005, the company had recorded $957 for probable liabilities and $499 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future asbestos-related claims against the company. Based on currently available information, the company does not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments in such litigation could negatively impact the company’s results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

With respect to EIFS and asbestos claims, as well as all other litigation, the company cannot always definitively estimate its potential liabilities. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described above, individually or in aggregate, will have a material adverse effect on its long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Guarantees:    In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. Of the original 30 individuals receiving bank loans, one individual had a loan outstanding at December 3, 2005 with a remaining balance of $37.

Note 13:    Operating Segment Information

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

Reportable operating segment financial information for all periods presented follows:

Operating Segments		Net Revenue	Inter- Segment Revenue	Operating Income	Depreciation/ Amortization	Total Assets (a)	Capital Expenditures
Global Adhesives	2005	$1,057,710	$10,431	$55,596	$31,167	$595,594	$14,457
	2004	987,211	5,453	35,348	32,348	685,339	19,979
	2003	893,156	5,666	47,779	29,967	619,968	24,226

Full-Valu/Specialty	2005	$454,483	$1,510	$31,744	$8,835	$220,226	$8,484
	2004	422,395	812	32,853	8,682	218,605	4,026
	2003	394,175	839	28,603	8,750	205,329	4,629

Corporate	2005				$15,473	$291,737	$2,514
	2004				15,000	231,415	7,255
	2003				15,044	182,291	10,408

Total Company	2005	$1,512,193		$87,340	$55,475	$1,107,557	$25,455
	2004	1,409,606		68,201	56,030	$1,135,359	31,260
	2003	1,287,331		76,382	53,761	1,007,588	39,263

(a)	Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of Operating Income to Pretax Income	2005	2004	2003
Operating income	$87,340	$68,201	$76,382
Restructuring related charges	—	—	(6,473)
Gains from sales of assets	7,150	370	812
Interest expense	(12,345)	(13,716)	(14,467)
Other income (expense), net	256	(6,557)	(5,446)

Pretax income	$82,401	$48,298	$50,808

Geographic Areas		Net Revenue	Property, Plant and Equipment
North America	2005	$820,343	$173,460
	2004	767,700	191,646
	2003	728,557	205,490

Europe	2005	$360,556	$76,934
	2004	323,225	94,422
	2003	271,389	78,870

Latin America	2005	$211,228	$33,609
	2004	178,268	37,236
	2003	168,326	40,230

Asia Pacific	2005	$120,066	$14,849
	2004	140,413	25,771
	2003	119,059	24,063

Total Company	2005	$1,512,193	$298,852
	2004	1,409,606	349,075
	2003	1,287,331	348,653

Note 14:    Restructuring and Other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of 14 manufacturing facilities and 556 positions. The company recorded pretax charges of $31,781 and $8,428 in 2002 and 2003, respectively, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $343 and $3,100 as of December 3, 2005 and November 27, 2004, respectively. Details of the restructuring activity for 2004 and 2005 are as follow:

	Employee Severance and Benefits	Other	Total
Total liabilities at November 29, 2003	$1,009	$3,548	$4,557
Currency change effect	—	(276)	(276)
Cash payments	(558)	(623)	(1,181)

Total liabilities at November 27, 2004	451	2,649	3,100
Long-term portion of liabilities	—	(1,734)	(1,734)

Current liabilities at November 27, 2004	451	915	1,366

Total liabilities at November 27, 2004	451	2,649	3,100
Currency change effect	—	25	25
Other adjustments	(28)	121	93
Cash payments	(272)	(2,603)	(2,875)

Total liabilities at December 3, 2005	151	192	343
Long-term portion of liabilities	—	(45)	(45)

Current liabilities at December 3, 2005	$151	$147	$298

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. Over the duration of the restructuring plan, aggregate charges were offset by $5,691 of gains on sales of impacted assets. Included in this amount was a gain of $1,692 recognized in 2005 from the sale of one facility closed as a result of the restructuring plan. As of November 27, 2004, that facility was recorded as an asset held for sale with a net book value of $8,066. The largest cash payment in 2005 related to $1,884 of lease termination costs for one facility.

Note 15:    Quarterly Data (unaudited)

	Net Revenue		Gross Profit
	2005	2004	2005	2004
First quarter	$352,987	$318,573	$90,709	$85,777
Second quarter	387,926	363,063	99,555	100,144
Third quarter	358,091	349,514	97,582	93,752
Fourth quarter	413,189	378,456	111,205	92,972

Total year	$1,512,193	$1,409,606	$399,051	$372,645

	Net Income		Basic Net Income Per Share		Diluted Net Income Per Share
	2005	2004	2005	2004	2005	2004
First quarter	$6,501	$4,613	$0.23	$0.16	$0.22	$0.16
Second quarter	16,215	11,172	0.57	0.39	0.56	0.39
Third quarter	15,541	8,927	0.54	0.31	0.53	0.31
Fourth quarter	23,319	10,891	0.81	0.38	0.79	0.38

Total year	$61,576	$35,603	$2.14	$1.25	$2.11	$1.23

Note 16:    Subsequent Event

The company signed an asset purchase agreement, dated as of January 30, 2006 under which one of the company’s subsidiaries has agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems. They are focused particularly on the retail home improvement market segment and will be included in the company’s Full-Valu/Specialty operating segment.

Total purchase price consideration is expected to be $270,000, subject to adjustment for closing date working capital. Conditional upon certain profitability thresholds being exceeded, additional cash consideration of up to $15,000 may be paid out over a two-year period to certain continuing members of Roanoke’s senior management team.

The company intends to fund the transaction with approximately $75,000 in existing cash and the balance in new debt. The company plans to extend the commitment level of its recently established syndicated revolving credit facility to $250,000, by exercising the imbedded accordion feature, and utilize this facility to provide the initial debt financing.

This transaction, expected to close during the second quarter of 2006, is subject to customary closing conditions, regulatory approvals and the satisfactory finalization of due diligence.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of December 3, 2005, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During 2005 the company implemented the following remediation steps to address the material weakness discussed above:

•	The Chilean financial controller is no longer employed by the company and his duties are now performed by his replacement.

•	The company’s Latin America regional headquarters has implemented procedures to provide additional oversight to the accounting functions in the region.

•	Additional controls have been implemented in the Latin America region to increase oversight of banking-related transactions.

•	The company has expanded internal audit resources in the Latin America region.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of December 3, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 3, 2005, the company’s internal control over financial reporting is effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 29.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” (excluding the sections entitled “What are the roles of the Board committees?” and “How are directors compensated?”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 6, 2006 (the “2006 Proxy Statement”) are incorporated herein by reference.

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

The information under the heading “Executive Compensation” (excluding the section entitled “Compensation Committee Report on Executive Compensation”) and the section under the heading “Election of Directors” entitled “How are directors compensated?” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,413,124	(1)	$26.87	(2)	661,064	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	2,413,124		$26.87		661,064

(1)	Consists of 2,155,613 outstanding stock options, 75,765 outstanding restricted stock units and 181,746 deferred units convertible to common stock under the company’s deferred compensation plans.

(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at December 3, 2005. Grants under these plans may be in the form of any of the listed types of awards. Of the number of shares available under the Year 2000 Stock Incentive Plan, only 356,489 of these shares remained available for restricted stock or restricted stock unit awards as of December 3, 2005.

Plan	Number of Shares	Types of Awards
1998 Directors’ Stock Incentive Plan	264,422	Options, restricted stock, restricted stock units, deferred units convertible to common stock, stock appreciation rights and performance awards
Year 2000 Stock Incentive Plan	334,338	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards
Key Employee Deferred Compensation Plan	62,304	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” and the section under the heading “Executive Compensation” entitled “Executive Stock Purchase Loan Program” contained in the 2006 Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section under the heading “Ratification of Appointment of Auditors” entitled “Fees to the Independent Auditor” contained in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements

Documents filed as part of this report:

Consolidated Statement of Income for the years ended December 3, 2005,

November 27, 2004 and November 29, 2003

Consolidated Balance Sheet as of December 3, 2005 and November 27, 2004

Consolidated Statement of Stockholders’ Equity for the years ended December 3,

2005, November 27, 2004 and November 29, 2003

Consolidated Statement of Cash Flows for the years ended December 3, 2005,

November 27, 2004 and November 29, 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3(a) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 3.2 to the Annual Report for the year ended December 1, 2001.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent, as amended, which includes as an exhibit the form of Right Certificate	Exhibit 4 to the Form 8-A, dated July 24, 1996 and Exhibit 1 to the Form 8-A / A1, dated February 2, 2001.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

	Item	Incorporation by Reference

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2004.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan	Exhibit 4.1 to the Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10.10	Employment Agreement, dated September 10, 2003, by and between H.B. Fuller Company and Jose Miguel Fuster, as amended

*10.11	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.12	Employment Agreement, dated March 30,2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.15	Restricted Stock Unit Award Agreement under the Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 1, 2005.

*10.16	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2003—FY 2005), as amended	Exhibits 10.2 and 10.3 to the Current Report on Form 8-K dated December 1, 2005.

*10.17	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2004—FY 2006), as amended	Exhibits 10.4 and 10.5 to the Current Report on Form 8-K dated December 1, 2005.

	Item	Incorporation by Reference

*10.18	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K dated December 1, 2005.

10.19	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005.

*10.20	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

31.1	Form of 302 Certification—Albert P.L. Stroucken

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Albert P.L. Stroucken

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

Dated: February 14, 2006	By	/s/ ALBERT P.L. STROUCKEN
ALBERT P.L. STROUCKEN
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/S/ ALBERT P.L. STROUCKEN ALBERT P.L. STROUCKEN	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ JOHN A. FEENAN JOHN A. FEENAN	Senior Vice President, and Chief Financial Officer (Principal Financial Officer)

/S/ JAMES C. MCCREARY, JR. JAMES C. MCCREARY, JR.	Vice President and Controller (Principal Accounting Officer)

* KNUT KLEEDEHN KNUT KLEEDEHN, Director	* J. MICHAEL LOSH J. MICHAEL LOSH, Director

* RICHARD L. MARCANTONIO RICHARD L. MARCANTONIO, Director	* LEE R. MITAU LEE R. MITAU, Director

* ALFREDO L. ROVIRA ALFREDO L. ROVIRA, Director	* JOHN C. VAN RODEN, JR. JOHN C. VAN RODEN, JR., Director

* R. WILLIAM VAN SANT R. WILLIAM VAN SANT, Director

/S/ TIMOTHY J. KEENAN TIMOTHY J. KEENAN, Attorney in Fact	Dated: February 14, 2006

EXHIBIT INDEX

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3(a) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 3.2 to the Annual Report for the year ended December 1, 2001.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 18, 1996, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent, as amended, which includes as an exhibit the form of Right Certificate	Exhibit 4 to the Form 8-A, dated July 24, 1996 and Exhibit 1 to the Form 8-A / A1, dated February 2, 2001.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2004.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

	Item	Incorporation by Reference

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan	Exhibit 4.1 to the Registration Statement on Form S-8 (Commission File No. 333-89453) filed October 21, 1999.

*10.10	Employment Agreement, dated September 10, 2003, by and between H.B. Fuller Company and Jose Miguel Fuster, as amended

*10.11	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.12	Employment Agreement, dated March 30,2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.15	Restricted Stock Unit Award Agreement under the Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 1, 2005.

*10.16	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2003—FY 2005), as amended	Exhibits 10.2 and 10.3 to the Current Report on Form 8-K dated December 1, 2005.

*10.17	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2004—FY 2006), as amended	Exhibits 10.4 and 10.5 to the Current Report on Form 8-K dated December 1, 2005.

*10.18	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K dated December 1, 2005.

10.19	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005.

*10.20	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

31.1	Form of 302 Certification—Albert P.L. Stroucken

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Albert P.L. Stroucken

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.