Form 10-Q
period 2006-03-04
FULLER H B CO
filed 2006-04-07
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 4, 2006

or

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

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non- accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 29,405,506 as of March 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Net revenue	$348,294	$352,987
Cost of sales	(250,441)	(262,278)

Gross profit	97,853	90,709
Selling, general and administrative expenses	(75,856)	(80,321)
Gains from sales of assets	813	1,794
Other income (expense), net	499	(352)
Interest expense	(2,743)	(3,330)

Income before income taxes, minority interests, and income from equity investments	20,566	8,500
Income taxes	(6,170)	(2,720)
Minority interests in (income) loss of subsidiaries	(240)	226
Income from equity investments	1,114	495

Net income	$15,270	$6,501

Net earnings per share:
Basic	$0.53	$0.23
Diluted	$0.52	$0.22

Weighted-average shares outstanding:
Basic	29,020	28,541
Diluted	29,577	28,962

Dividends declared per common share	$0.1225	$0.1150

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 4, 2006	December 3, 2005
Assets
Current assets:
Cash and cash equivalents	$167,649	$157,631
Trade receivables	229,702	246,596
Allowance for doubtful accounts	(7,683)	(8,046)
Inventories	156,453	142,984
Other current assets	43,285	43,269

Total current assets	589,406	582,434

Property, plant and equipment, net	293,187	298,852
Other assets	130,191	128,213
Goodwill	82,059	80,815
Other intangibles, net	16,753	17,243

Total assets	$1,111,596	$1,107,557

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$8,412	$9,597
Current installments of long-term debt	25,000	25,240
Trade payables	128,627	135,292
Accrued payroll and employee benefits	33,811	47,496
Other accrued expenses	30,167	30,045
Income taxes payable	9,702	14,188

Total current liabilities	235,719	261,858

Long-term debt, excluding current installments	112,000	112,001
Accrued pensions	97,981	96,034
Other liabilities	37,072	34,218
Minority interests in consolidated subsidiaries	16,616	16,361

Total liabilities	499,388	520,472

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 29,402,999 and 29,184,754, respectively	29,403	29,185
Additional paid-in capital	66,022	58,450
Retained earnings	518,872	507,217
Accumulated other comprehensive loss	(2,089)	(7,767)

Total stockholders’ equity	612,208	587,085

Total liabilities and stockholders’ equity	$1,111,596	$1,107,557

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Cash flows from operating activities:
Net income	$15,270	$6,501
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,989	13,918
Deferred income taxes	(1,284)	(449)
Gains from sales of assets	(813)	(1,794)
Stock-based compensation	1,430	709
Excess tax benefit from share-based compensation	(1,143)	—
Change in assets and liabilities:
Accounts receivables, net	20,840	19,544
Inventories	(12,853)	(15,921)
Other assets	(3,821)	(5,201)
Accounts payables	(7,359)	(4,998)
Accrued payroll / employee benefits	(13,989)	(5,232)
Other accrued expenses	23	(13,287)
Restructuring liability	(97)	(1,962)
Income taxes payable	(2,160)	(220)
Accrued pensions	1,560	288
Other liabilities	2,681	1,474
Other	(73)	(821)

Net cash provided by (used in) operating activities	9,201	(7,451)

Cash flows from investing activities:
Purchased property, plant and equipment	(4,377)	(6,913)
Proceeds from sale of property, plant and equipment	231	10,391
Proceeds from sale of business	2,515	—

Net cash provided by (used in) investing activities	(1,631)	3,478

Cash flows from financing activities:
Repayment of long-term debt	(241)	(22,653)
Net payments on notes payable	(1,268)	(1,399)
Dividends paid	(3,596)	(3,295)
Option exercises	4,907	664
Excess tax benefit from share-based compensation	1,143	—
Repurchased common stock	(15)	(52)

Net cash provided by (used in) financing activities	930	(26,735)

Effect of exchange rate changes	1,518	(804)

Net change in cash and cash equivalents	10,018	(31,512)
Cash and cash equivalents at beginning of period	157,631	67,028

Cash and cash equivalents at end of period	$167,649	$35,516

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$20	$11
Cash paid for interest	$2,797	$6,705
Cash paid for income taxes	$7,321	$3,860

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 3, 2005 as filed with the Securities and Exchange Commission.

The company has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net income as previously reported. Reclassifications associated with the adoptions of SFAS 123R (see Note 3), required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

Recently Issued Accounting Pronouncements:

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

Note 2: Acquisitions and Divestitures

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

Subsequent to quarter-end, the company settled the promissory note to the previous owner for an amount of $316, which included adjustments for uncollected accounts receivable and an additional tax obligation paid by the company.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of the remaining 52 percent of Autotek had occurred on November 28, 2004. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

13 weeks ended February 26, 2005
Net revenue	$352,987
Net income	$6,462
Net income per share:
Basic	$0.23
Diluted	$0.22

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

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at March 4, 2006 to $531. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Roanoke Companies Group, Inc.: The company signed an asset purchase agreement, dated January 30, 2006 under which the company agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems. They are focused particularly on the retail home improvement market segment and will be included in the company’s Full-Valu/Specialty operating segment.

The acquired assets consist primarily of assets used by Roanoke in the operation of their business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The total purchase price for the acquisition was approximately $270,000, excluding direct external costs. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period.

The company funded the transaction with $75,000 in existing cash and the balance in new debt. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature. Refer to Note 12 for further information related to the amendment.

Note 3: Accounting for Share-Based Compensation

The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described below.

Effective December 4, 2005, the start of the first quarter of fiscal 2006, the company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). However, SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

Historically, the company accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. No compensation expense related to stock option plans was reflected in the company’s Consolidated Statements of Income as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, the company elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure.

The company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Equity Compensation Plans

The company currently grants stock options, restricted stock and stock-based units under equity compensation and deferred compensation plans.

Non-qualified stock options are granted to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. Options exercised represent newly issued shares.

Restricted stock awards are nonvested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest in either three, four or ten years from the date of grant or 25 percent per year over a four year period; depending on the grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding. Restricted stock units become newly issued shares when vested. The company expenses the cost of the restricted stock awards, which is the grant date fair market value, ratably over the period during which the restrictions lapse. The grant date fair value is the company’s closing stock price on the date of grant.

Directors’ Deferred Compensation Plan: This plan allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of company common stock. The company provides a 10 percent match on deferred compensation invested in these units. These units are required to be paid out in company common stock.

1998 Directors’ Stock Incentive Plan: This plan offers non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest in the company. This plan permits granting of (a) restricted stock and (b) shares for amounts non-employee directors deferred under the Directors’ Deferred Compensation Plan.

Year 2000 Stock Incentive Plan: This plan allows for granting of awards to employees during a period of up to ten years from October 14, 1999. Subject to shareholder approval at the Annual Meeting of Shareholders held on April 6, 2006, this plan was amended to, among other things, extend the term of the plan until January 26, 2016. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock.

1992 Stock Incentive Plan: This plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock. Since inception of the Year 2000 Stock Incentive Plan, no more awards have been granted under this plan.

Key Employee Deferred Compensation Plan: This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of company common stock. The company provides a 10 percent match on deferred compensation invested in these units. The company also provides a match for certain amounts specified in the plan related to matching contributions under the 401(k) plan.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at March 4, 2006
Directors’ Deferred Compensation Plan	150,000	None
1998 Directors’ Stock Incentive Plan	400,000	259,683
Year 2000 Stock Incentive Plan[1]	3,000,000	531,818
1992 Stock Incentive Plan	1,800,000	None
Key Employee Deferred Compensation Plan	200,000	54,168

(1)	Subject to shareholder approval at the Annual Meeting of Shareholders held on April 6, 2006, the Board of Directors of the company approved an additional 2,200,000 shares for issuance under this plan.

Grant-Date Fair Value

The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following assumptions:

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Expected life (in years)	6.35	7.50
Weighted-average expected volatility	46.00%	37.91%
Expected volatility	46.00%	37.89% - 37.92%
Risk-free interest rate	4.71%	4.34%
Expected dividend yield	1.35%	1.60%
Weighted-average fair value of grants	$17.09	$11.69

Expected life – The company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The company believes that this historical data is currently the best estimate of the expected term of a new option. The company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the company identified two employee populations: executives and non-executives. The analysis showed that employees above a specific pay-grade held onto their stock options for a longer period of time as compared to non-executives. Prior to adoption of SFAS 123R, the company calculated the expected life based on one employee population.

Expected volatility – The company uses the company stock’s historical volatility for the same period of time as the expected life. The company has no reason to believe that its future volatility will differ from the past.

Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the average stock price.

Expense

The company uses the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with cliff vesting. The company used the graded attribution method for restricted stock awards with graded vesting issued prior to the adoption of SFAS 123R. All share-based awards issued after the adoption of SFAS 123R will be expensed under the straight-line attribution method.

Some share-based awards are eligible to vest early in the event of retirement, involuntary termination, death, disability or change in control. To be eligible for retirement early vesting, an employee must meet certain age and service requirements. Option awards are eligible for early vesting under retirement if the employee is age 55 or older and has either 5 or 10 years of service, depending upon the grant. Restricted stock awards are eligible for early vesting under retirement if the employee is age 65 or older. All awards early vest in the event of death, disability or change in control. Some restricted stock awards allow for early vesting if the employee is involuntarily terminated.

SFAS 123R requires compensation costs associated with share-based awards to be recognized over the requisite service period, which for the company is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for retirement. The company immediately recognizes the entire amount of share-based compensation cost for employees that are eligible for retirement at the date of grant. For awards granted to employees approaching retirement eligibility, the company recognizes compensation cost on a straight-line basis over the period from grant date through the retirement eligibility date. Share-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the statutory vesting period of the award.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 83 percent and 92 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $1,390 has been included in the company’s Consolidated Statements of Income. Included in this amount is $912 of stock option expense that was recognized as a result of adopting SFAS 123R. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows:

13 Weeks Ended March 4, 2006
Selling, general and administrative expenses	$(912)

Share-based compensation expense before income taxes	(912)
Tax benefit	348

Share-based compensation expense after income taxes	$564
Effect on:
Earnings per share – Basic	$0.02
Earnings per share – Diluted	$0.02

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the three months ended March 4, 2006, there was $1,143 of excess tax benefit recognized resulting from share-based compensation cost.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SAFS 123R to the method otherwise required by paragraph 81 of SAFS 123R. The company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. After evaluating the alternative methods, the company believes it will elect the transitional method described in FSP 123R-3 and used this to estimate its APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, the company estimated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts in the first quarter of fiscal 2006 increased the APIC Pool to $2,136.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the first quarter of fiscal 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

13 Weeks Ended February 26, 2005
Net income, as reported	$6,501
Add back: Share-based compensation expense recorded, net of related tax effects	484

Net income excluding share-based compensation	6,985
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,054)

Pro forma net income	$5,931

Basic income per share:
As reported	$0.23
Pro forma	$0.21
Diluted income per share:
As reported	$0.22
Pro forma	$0.20

As of March 4, 2006, there was $8,107 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 3.0 years. Unrecognized compensation costs related to unvested restricted stock awards was $4,386, which is expected to be recognized over a weighted-average period of 2.4 years.

Share-based Activity

Option activity for the quarter ended March 4, 2006 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2005	2,155,613	$26.87
Granted	9,929	37.47
Exercised	(201,705)	24.33
Forfeited or Cancelled	(43,579)	28.17

Outstanding at March 4, 2006	1,920,258	$27.16

The fair value of options granted in the first quarter of 2006 and 2005 was $170 and $4,995, respectively. Total intrinsic value of options exercised in the first quarter of 2006 and 2005 was $2,685 and $97, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in the first quarter of 2006 were $4,907.

The following table summarizes information concerning outstanding and exercisable options as of March 4, 2006:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$15.01-$20.00	224,725	4.6	$18.94	$5,097	224,725	4.6	$18.94	$5,097
$20.01-$25.00	161,314	3.8	22.22	3,129	143,055	3.3	21.99	2,809
$25.01-$30.00	1,142,683	7.3	27.72	15,881	658,424	6.6	27.29	9,434
$30.01-$35.00	381,607	9.4	32.14	3,617	21,920	3.6	33.99	167
$35.01-$40.00	9,929	9.9	37.47	41	—	—	—	—

	1,920,258	7.1	$27.16	$27,765	1,048,124	5.7	$24.92	$17,507

(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.
(3)	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

Nonvested restricted stock awards as of March 4, 2006 and changes during the first quarter ended March 4, 2006 were as follows:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2005	75,765	249,910	325,675	$28.68	2.6
Granted	—	3,603	3,603	37.47	3.0
Vested	(9,391)	(1,341)	(10,732)	25.70	1.4
Forfeited	(3,183)	(4,250)	(7,433)	27.63	1.7

Nonvested at March 4, 2006	63,191	247,922	311,113	$28.91	2.4

Total fair value of restricted stock vested during the first quarter of 2006 and 2005 was $389 and $276, respectively. The total fair value of nonvested restricted stock at March 4, 2006 was $12,949.

The company repurchased 437 and 1,828 restricted stock shares in the first quarter of 2006 and 2005, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company estimates that approximately 7,000 restricted stock shares will be repurchased in fiscal 2006.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of March 4, 2006 and changes during the first quarter ended March 4, 2006 were as follows:

	13 Weeks Ended March 4, 2006
	Non-employee Directors	Employees	Total
Units outstanding December 3, 2005	92,011	90,117	182,128
Participant contributions	4,239	5,397	9,636
Company match contributions	499	2,720	3,219
Payouts	(3,775)	(9,282)	(13,057)

Units outstanding March 4, 2006	92,974	88,952	181,926

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Weighted-average common shares – basic	29,020,233	28,540,618
Equivalent shares from share-based compensation plans	556,949	421,622

Weighted-average common and common equivalent shares – diluted	29,577,182	28,962,240

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. The company uses the treasury stock method to calculate the effect of outstanding shares, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

For the 13 week periods ended March 4, 2006 and February 26, 2005, share-based compensation awards for 64,998 and 23,675 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follows:

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Net income	$15,270	$6,501
Other comprehensive income
Foreign currency translation, net	5,678	(2,326)

Total comprehensive income	$20,948	$4,175

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	March 4, 2006	December 3, 2005
Foreign currency translation adjustment	$26,367	$20,689
Minimum pension liability	(28,456)	(28,456)

Total accumulated other comprehensive income	$(2,089)	$(7,767)

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended March 4, 2006 and February 26, 2005
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2006	2005	2006	2005	2006	2005
Service cost	$1,824	$1,684	$621	$556	$470	$515
Interest cost	4,079	3,902	1,441	1,549	978	1,057
Expected return on assets	(4,964)	(5,364)	(1,242)	(1,093)	(942)	(958)
Amortization:
Prior service cost	126	143	—	8	(554)	(324)
Actuarial (gain)/ loss	1,329	462	471	278	849	907
Transition amount	—	—	8	13	—	—

Net periodic benefit cost (benefit)	$2,394	$827	$1,299	$1,311	$801	$1,197

Note 7: Inventories: The composition of inventories follows:

	March 4, 2006	December 3, 2005
Raw materials	$77,902	$70,738
Finished goods	94,878	87,721
LIFO reserve	(16,327)	(15,475)

	$156,453	$142,984

Note 8: Derivatives

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

As of March 4, 2006, the company had forward foreign currency contracts maturing between March 9, 2006 and December 15, 2006. The mark-to-market effect associated with these contracts was net unrealized gains of $77 at March 4, 2006.

Note 9: Commitments and Contingencies

Environmental: Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of March 4, 2006, $2,785 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of March 4, 2006, the company had recorded $4,397 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe that any such lawsuits, proceedings and investigations, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of March 4, 2006, the company’s subsidiary was a defendant in approximately 73 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. As of March 4, 2006, the company had recorded $3,529 for the probable liabilities remaining and $1,337 for insurance recoveries for all such matters. The company continually reevaluates these amounts. Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured by the company more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to the asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3,522 towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,236. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3,085 was paid out of the trust under the settlement. As of March 4, 2006, the amount the company and its insurers have remaining to pay out of the trust is up to $437. The company’s remaining portion of this is up to $284 and is recorded as restricted cash, which is included in other current assets.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 4, 2006, the company had recorded $437 for probable liabilities and $153 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bear interest at the Applicable Federal Rate and mature in five years, with principal and interest due at that time. The loans are guaranteed by the company only in the event of the participant’s default. Of the original 30 individuals receiving bank loans, one individual had a loan outstanding at March 4, 2006 with a remaining balance of $38.

Note 10: Restructuring and Other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $249 and $343 as of March 4, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

Total liabilities at December 3, 2005	$343
Currency change effect	7
Cash payments	(101)

Total liabilities at March 4, 2006	249
Long-term portion of liabilities	(45)

Current liabilities at March 4, 2006	$204

Note 11: Operating Segments

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains on sales of assets. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	March 4, 2006			February 26, 2005
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$242,433	$2,738	$16,106	$250,514	$1,505	$5,656
Full-Valu/ Specialty	105,861	537	5,891	102,473	157	4,732

Total	$348,294		$21,997	$352,987		$10,388

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended
	March 4, 2006	February 26, 2005
Operating income	$21,997	$10,388
Gains on sales of assets	813	1,794
Interest expense	(2,743)	(3,330)
Other income (expense), net	499	(352)

Income before income taxes, minority interests and income from equity investments	$20,566	$8,500

Note 12: Subsequent Event – Credit Agreement Amendment

On March 14, 2006, the company amended its revolving credit agreement with a consortium of financial institutions, originally dated December 14, 2005. The amendment increases the aggregate current commitment under the credit agreement to $250,000 and revises the accordion feature to allow the company to increase the aggregate size of the credit facility provided under the credit agreement to up to $375,000. This facility was utilized to provide the initial debt financing for the Roanoke acquisition. Refer to Note 2 above for further information.

Note 13: Subsequent Event – Asset Purchase

On March 27, 2006, the company announced it has entered into an asset purchase agreement with Henkel KGaA, under which the company will acquire Henkel’s insulating glass sealant business. Henkel’s insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business will be included in the company’s Full-Valu/Speciality operating segment.

The assets to be acquired will include manufacturing equipment, inventory and intellectual property. No debt or liabilities will be assumed. Total purchase price is expected to be approximately $30,000 and the company intends to fund the transaction with existing cash.

This transaction, expected to close during the second quarter of 2006, is subject to customary closing conditions, regulatory approvals and the satisfactory finalization of due diligence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the company’s Annual Report on Form 10-K for the year ended December 3, 2005 for important background information related to the company’s business.

Despite a decrease in net revenue of 1.3 percent from the first quarter of 2005, net income in the first quarter of 2006 increased 135 percent to $15.3 million, as compared to the same period last year. The gross profit margin improved by 2.4 percentage points to 28.1 percent as management’s focus on profitable growth combined with productivity improvements throughout the organization continued to yield bottom-line improvement. Selling price increases were also important to the first quarter improvement to mitigate the effects of rising raw material costs. Net earnings per share, on a diluted basis, were $0.52 in the first quarter of 2006 as compared to $0.22 in the first quarter of 2005.

Effective December 4, 2005, the company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS 123R”) using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as selling, general and administrative expense. Total share-based compensation expense recorded in the first quarter of 2006 was $1.4 million ($0.9 million, net of tax), of which $0.9 million ($0.6 million, net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R. Share-based compensation expense recorded in the first quarter of 2005 was $0.8 million ($0.5 million, net of tax) and would have been $1.7 million ($1.1 million, net of tax) had the company recognized share-based expense in the Consolidated Statements of Income under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Unrecognized compensation expense from unvested share-based awards was $12.5 million as of March 4, 2006 and is expected to be recognized over a weighted-average period of 2.8 years. See Note 3 for more details.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions; goodwill recoverability; product, environmental and other litigation liabilities; and income tax accounting. Except with respect to changes in the manner in which we account for share-based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2005.

Share-based Compensation: The company has granted stock options, restricted stock and deferred compensation awards to certain employees and non-employee directors. The company recognizes compensation expense for all share-based payments granted after December 3, 2005 and prior to but not yet vested as of December 3, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to SFAS 123R adoption, the company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, only recognized compensation expense for restricted stock awards, which had a grant date intrinsic value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The company uses the Black-Scholes model to value its stock option awards. Management believes that future volatility will not materially differ from its historical volatility. Thus, the company uses the historical volatility of the company’s common stock over the expected life of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. In addition, the company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 3 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Results of Operations

Net Revenue: Net revenue in the first quarter of 2006 of $348.3 million was $4.7 million or 1.3 percent less than the net revenue of $353.0 million in the first quarter of 2005. The deconsolidation of the company’s Japanese operations in the second quarter of 2005 accounted for a 3.0 percent net revenue decrease in the first quarter of 2006 as compared to the first quarter of 2005. Foreign currency fluctuations had a negative 2.2 percent impact on the first quarter net revenue compared to last year, primarily due to the weaker euro compared to the U.S. dollar. Increases in average selling prices accounted for a net revenue increase of 7.5 percent in the first quarter of 2006 and net revenue decreased 3.6 percent due to lower sales volume, as compared to last year. Sales volume decreases have resulted primarily from a shift to a more profitable product mix.

On an operating segment basis, net revenue in the first quarter of 2006 as compared to the first quarter of 2005, decreased in Global Adhesives by 3.2 percent and increased in the Full-Valu/Specialty segment by 3.3 percent.

Cost of Sales: The cost of sales of $250.4 million in the first quarter of 2006 was $11.8 million or 4.5 percent less than the cost of sales in the first quarter of 2005. On average, raw material prices increased at a double-digit rate from the first quarter of 2005 to the first quarter of 2006. Productivity improvements resulting from the company’s Lean Six SigmaSM initiatives helped to mitigate the raw material increases. Lower sales volume, the effects of currency fluctuations and the 2005 deconsolidation of the Japanese operations also contributed to the cost of sales decrease.

As a percent of net revenue, the first quarter 2006 cost of sales were 71.9 percent as compared to 74.3 percent in the first quarter of 2005.

Gross Profit Margin: The gross profit margin was 28.1 percent in the first quarter of 2006 and 25.7 percent in the first quarter of 2005. A shift in mix to more profitable products, selling price increases, productivity improvements and cost reductions in the manufacturing operations all contributed to the increased margin.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $75.9 million in the first quarter of 2006 decreased $4.5 million from $80.3 million in the first quarter of 2005. Significant SG&A decreases resulted from the Japanese deconsolidation, lower payroll-related costs due to lower headcount and the effects of foreign currency fluctuations. In addition, depreciation expense was lower in the first quarter of 2006 as compared to the first quarter of 2005 due to certain information technology assets that became fully depreciated at the end of 2005. These SG&A expense decreases more than offset increases related to pension expenses and the adoption of SFAS 123R. As a percentage of net revenue, SG&A expenses were 21.8 percent in the first quarter of 2006 and 22.8 percent in the first quarter of 2005.

Gains from Sales of Assets: Gains from sales of assets were $0.8 million in the first quarter of 2006 compared to $1.8 million in the first quarter of 2005. This year’s first quarter included a gain of $0.6 million from the sale of a small adhesive product line which included a manufacturing facility and other associated assets in the United States. Last year’s first quarter included a $1.7 million gain on the sale of a European facility that had been closed as part of a previous restructuring initiative.

Other Income (Expense), Net: Other income (expense), net was income of $0.5 million in the first quarter of 2006 as compared to expense of $0.4 million last year. Interest income increased $0.7 million as compared to last year due to the significant increase in cash and cash equivalents on the balance sheet.

Interest Expense: Interest expense of $2.7 million in the first quarter of 2006 was $0.6 million less than the same period last year. The repayment of $22 million of private placement long-term debt in February 2005 resulted in the lower interest expense in the first quarter of 2006 as compared to the first quarter of 2005.

Income Taxes: The effective income tax rate was 30.0 percent in the first quarter of 2006 as compared to 32.0 percent in the first quarter of 2005. The lower rate was primarily due to the changes in the geographic mix of pretax earnings generation.

Minority Interests in (Income) Loss of Subsidiaries: Minority interests in (income) loss of subsidiaries was an expense of $0.2 million in the first quarter of 2006 and a credit to consolidated income of $0.2 million in the first quarter of 2005. The 2006 expense was the result of the profitability of the company’s North American automotive joint venture of which it owns 70 percent and the Chinese adhesives business of which it owns 80 percent. The minority interest income in 2005 resulted from losses at the automotive joint venture.

Income from Equity Investments: Income from equity investments was $1.1 million in the first quarter of 2006 and $0.5 million in the first quarter of 2005. The increase was primarily due to the company’s 30 percent ownership in a European automotive joint venture.

Net Income: Net income of $15.3 million in the first quarter of 2006 was 135 percent more than the net income of $6.5 million in the first quarter of 2005. The income per diluted share was $0.52 in the first quarter of 2006 and $0.22 in the first quarter of 2005.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of assets. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $242.4 million in the first quarter of 2006 was 3.2 percent less than the net revenue of $250.5 million in the first quarter of 2005. The 2005 contribution of the Japanese adhesives business to the Sekisui Chemical joint venture accounted for a 4.2 percent decline in first quarter net revenue. The negative foreign currency effects were 2.9 percent. Net revenue increased 3.9 percent due to the net effects of increases in average selling prices combined with decreases in sales volume. This reflects management’s continuing emphasis on shifting to a more profitable product mix.

The focus on increasing selling prices in response to the escalating pace of raw material cost increases continued in the first quarter of 2006. The selling price increases combined with efficiency improvements in the manufacturing areas resulting from Lean Six SigmaSM projects allowed the Global Adhesives segment to improve its gross profit margin in the first quarter of 2006 as compared to the first quarter of 2005. SG&A expenses were also reduced in the first quarter of 2006 as compared to last year resulting in a 185 percent improvement in operating income over last year. As a percent of net revenue, operating income in the Global Adhesives segment was 6.6 percent as compared to 2.3 percent in the first quarter of 2005.

Full-Valu/Specialty: Net revenue in the first quarter of 2006 for the Full-Valu/Specialty segment of $105.9 million was 3.3 percent above the net revenue recorded in the first quarter of 2005 of $102.5 million. Net revenue increases were achieved in the segment’s construction-related businesses while decreases were recorded in the coating businesses.

Productivity improvements and savings resulting from cost structure changes implemented in 2005 contributed to improvement in the Full-Valu/Specialty gross profit margin in the first quarter of 2006 as compared to the same period last year. SG&A expenses in the first quarter of 2006 were 1.3 percent higher than the first quarter of 2005, but the expenses decreased as a percentage of net revenue. The resulting operating income of $5.9 million in the first quarter of 2006 was 24.5 percent more than last year’s first quarter operating income of $4.7 million. As a percent of net revenue, operating income was 5.6 percent and 4.6 percent in the first quarter of 2006 and 2005, respectively.

Restructuring and other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $0.2 million and $0.3 million as of March 4, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

(in thousands)
Total liabilities at December 3, 2005	$343
Currency change effect	7
Cash payments	(101)

Total liabilities at March 4, 2006	249
Long-term portion of liabilities	(45)

Current liabilities at March 4, 2006	$204

Liquidity and Capital Resources

Cash and cash equivalents totaled $167.6 million as of March 4, 2006 versus $157.6 million at December 3, 2005 and $35.5 million at February 26, 2005. The capitalization ratio, defined as total debt divided by total debt plus total stockholders’ equity, was 19.2 percent at March 4, 2006, 20.0 percent at December 3, 2005 and 21.2 percent as of February 26, 2005.

Cash Flows from Operating Activities: Cash provided from operating activities was $9.2 million in the first quarter of 2006 as compared to a use of cash of $7.5 million in the first quarter of 2005. The 2005 figure includes a payment of $9.5 million, recorded in other accrued expenses, related to the establishment of a defined contribution pension plan in Austria in 2004. Decreases in accrued compensation resulted in a use of cash of $14.0 million in the first quarter of 2006 as compared to $5.2 million in the first quarter of 2005. The larger use of cash in 2006 as compared to last year was due to an increase in management incentive payouts resulting from the improved financial results in 2005 as compared to 2004. Management incentives related to financial performance are paid in the first quarter of the following year. A key metric monitored by management is net working capital as a percentage of annualized net revenue (current quarter multiplied by four). Net working capital is defined as trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables. That percentage was 17.9 percent at the end of the first quarter of 2006 versus 18.5 percent at the end of the first quarter of 2005.

Cash Flows from Investing Activities: Investing activities resulted in a use of cash of $1.6 million in the first quarter of 2006. Purchases of property, plant and equipment of $4.4 million were partially offset by approximately $2.8 million of cash proceeds from the sales of businesses. The proceeds resulted primarily from the sale of a small adhesives product line which included a facility and certain other related assets. In the first quarter of 2005 investing activities resulted in a positive cash flow of $3.5 million. The most significant transaction was the sale of an idle European manufacturing site that resulted in $10.2 million of cash proceeds. Purchases of property, plant and equipment were $6.9 million in the first quarter of 2005.

For the full year of 2006 purchases of property, plant and equipment are expected to approximate $30 to $40 million as compared to $25.5 million for the full year of 2005.

Cash Flows from Financing Activities: Financing activities resulted in a source of cash of $0.9 million in the first quarter of 2006 as compared to cash used by financing activities in the first quarter of 2005 of $26.7 million. Financing activity in the first quarter of 2005 included the repayment of $22 million related to the company’s 1994 private placement debt. Proceeds from the exercise of stock options was $4.9 million in the first quarter of 2006 as compared to $0.7 million in the first quarter of 2005. Cash dividends paid were $3.6 million in the first quarter of 2006 and $3.3 million in the first quarter of 2005.

The company has cash requirements due in the second quarter of 2006 for:

•	The Roanoke Companies Group acquisition as discussed in Note 2. The Roanoke acquisition is being financed with $75 million of existing cash and approximately $195 million of new debt.

•	The asset purchase described in Note 13 of Henkel KgaA’s insulating glass sealant business, assuming the customary closing conditions are satisfied. The expected insulating glass sealant asset purchase price of approximately $30 million is intended to be funded with existing cash.

•	The repayment of $25 million on the company’s 1994 private placement debt.

Management anticipates that cash flows from operating activities will again be positive in the second quarter and there will be sufficient cash to fund all second quarter cash requirements without the utilization of the line of credit beyond what is discussed above. Management believes the company’s ongoing operating cash flows will continue to provide sufficient amounts of cash to fund all other expected investments and capital expenditures.

As discussed in Note 12, the company amended its revolving credit agreement with a consortium of financial institutions. The amendment increases the aggregate current commitment under the credit agreement to $250 million and revises the accordion feature to allow the company to increase the aggregate size of the credit facility provided under the credit agreement to up to $375 million. This facility will be utilized for the initial debt financing for the Roanoke acquisition.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in the company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2005, identify some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

The company may refer to Part II, Item 1A. Risk Factors and this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of March 4, 2006 would be approximately $0.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 50 percent of net revenue was generated outside of the United States in the first three months of 2006. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2006, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $0.9 million.

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

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of March 4, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of March 4, 2006, $2.8 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. As of March 4, 2006, the company had reserved $4.4 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

From time to time, management becomes aware of compliance matters relating to, or receives notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $0.1 million or more (exclusive of interest and litigation costs).

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of March 4, 2006, the company’s subsidiary was a defendant in approximately 73 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. As of March 4, 2006, the company had recorded $3.5 million for the probable liabilities remaining and $1.3 million for insurance recoveries for all such matters. The company continually reevaluates these amounts. Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured by the company more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to the asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3.5 million towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. The company and the majority of the company’s insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3.1 million was paid out of this trust under the settlement. As of March 4, 2006, the amount the company and its insurers have remaining to pay out of trust is up to $0.4 million. The company’s remaining portion of this is up to $0.3 million and is recorded as restricted cash, which is included in other current assets.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 4, 2006, the company had recorded $0.4 million for probable liabilities and $0.2 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and the company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2005. There have been no material changes in the risk factors disclosed by the company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 3, 2005.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 4, 2005 – January 7, 2006	226	$31.94	—	N/A
January 8, 2006 – February 4, 2006	211	$37.76	—	N/A
February 5, 2006 – March 4, 2006	—	—	—	N/A

Item 6.

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 7, 2006	/s/ John A. Feenan
John A. Feenan
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan