Form 10-Q
period 2006-06-03
FULLER H B CO
filed 2006-07-07
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 3, 2006

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 29,793,554 as of June 30, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Net revenue	$388,500	$387,926	$736,793	$740,912
Cost of sales	(276,830)	(288,371)	(527,271)	(550,649)

Gross profit	111,670	99,555	209,522	190,263
Selling, general and administrative expenses	(79,056)	(78,509)	(154,912)	(158,830)
Gains from sales of assets	32	5,005	845	6,798
Other income (expense), net	(493)	(462)	6	(814)
Interest expense	(4,968)	(2,895)	(7,710)	(6,224)

Income before income taxes, minority interests, and income from equity investments	27,185	22,694	47,751	31,193
Income taxes	(8,156)	(7,424)	(14,325)	(10,144)
Minority interests in (income) loss of subsidiaries	(493)	247	(734)	474
Income from equity investments	1,004	698	2,119	1,193

Net income	$19,540	$16,215	$34,811	$22,716

Net earnings per share:
Basic	$0.67	$0.57	$1.19	$0.79
Diluted	$0.65	$0.56	$1.17	$0.78

Weighted-average shares outstanding:
Basic	29,365	28,645	29,193	28,593
Diluted	30,096	29,129	29,837	29,046

Dividends declared per common share	$0.1250	$0.1225	$0.2475	$0.2375

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 3, 2006	December 3, 2005
Assets
Current assets:
Cash and cash equivalents	$121,604	$157,631
Trade receivables	244,803	246,596
Allowance for doubtful accounts	(8,235)	(8,046)
Inventories	150,186	142,984
Other current assets	48,618	43,269

Total current assets	556,976	582,434

Property, plant and equipment, net	315,497	298,852
Restricted cash	15,000	—
Other assets	128,345	128,213
Goodwill	180,809	80,815
Other intangibles, net	161,797	17,243

Total assets	$1,358,424	$1,107,557

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$11,202	$9,597
Current installments of long-term debt	25,000	25,240
Trade payables	138,500	135,292
Accrued payroll and employee benefits	38,176	47,496
Other accrued expenses	36,929	30,045
Income taxes payable	4,049	14,188

Total current liabilities	253,856	261,858

Long-term debt, excluding current installments	282,000	112,001
Accrued pension liabilities	101,901	96,034
Other liabilities	47,491	34,218
Minority interests in consolidated subsidiaries	17,098	16,361

Total liabilities	702,346	520,472

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 29,785,762 and 29,184,754, respectively	29,786	29,185
Additional paid-in capital	80,606	58,450
Retained earnings	534,683	507,217
Accumulated other comprehensive income (loss)	11,003	(7,767)

Total stockholders’ equity	656,078	587,085

Total liabilities and stockholders’ equity	$1,358,424	$1,107,557

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 3, 2006	May 28, 2005
Cash flows from operating activities:
Net income	$34,811	$22,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,887	27,834
Deferred income taxes	(1,781)	(847)
Gains from sales of assets	(845)	(6,798)
Share-based compensation	2,896	1,005
Excess tax benefit from share-based compensation	(5,156)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables, net	23,700	8,990
Inventories	2,842	(13,074)
Other assets	(7,831)	(5,553)
Accounts payables	(7,518)	(6,995)
Accrued payroll / employee benefits	(10,302)	4,227
Other accrued expenses	4,146	(9,476)
Restructuring liability	(161)	(2,030)
Income taxes payable	(4,802)	3,772
Accrued pension liabilities	2,528	(215)
Other liabilities	760	1,158
Other	(1,686)	2,892

Net cash provided by operating activities	55,488	27,606

Cash flows from investing activities:
Purchased property, plant and equipment	(8,399)	(12,248)
Purchased business, net of cash acquired	(275,236)	—
Purchased investment	—	(797)
Proceeds from sale of business	2,515	—
Proceeds from sale of investment	—	8,000
Proceeds from sale of property, plant and equipment	306	10,731
Proceeds from repayment of note receivable with equity method investee	—	9,781

Net cash provided by (used in) investing activities	(280,814)	15,467

Cash flows from financing activities:
Proceeds from long-term debt	195,000	—
Repayment of long-term debt	(25,241)	(22,719)
Net proceeds from notes payable	1,569	136
Dividends paid	(7,296)	(6,851)
Options exercised	14,506	3,404
Excess tax benefit from share-based compensation	5,156	—
Repurchased common stock	(334)	(139)

Net cash provided by (used in) financing activities	183,360	(26,169)

Effect of exchange rate changes	5,939	(2,250)

Net change in cash and cash equivalents	(36,027)	14,654
Cash and cash equivalents at beginning of period	157,631	67,028

Cash and cash equivalents at end of period	$121,604	$81,682

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$49	$27
Cash paid for interest	$5,636	$7,359
Cash paid for income taxes	$15,898	$6,141

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

Note 2: Acquisitions and Divestitures

Autotek Sealants, Inc.: Autotek provides bonding, sealing and coating technology to the automotive industry. The company’s 70 percent owned automotive joint venture acquired a 48 percent ownership in Autotek on May 2, 2001. On September 26, 2005, the joint venture purchased the remaining 52 percent of Autotek for $894. Consideration consisted of $500 paid in cash, $357 in the form of a promissory note and $37 from direct external costs. The company accounted for this transaction as a step acquisition and began to report 100 percent of Autotek’s net results beginning in the fourth quarter of 2005.

The acquisition of the remaining 52 percent adjusted goodwill by $149 and eliminated the minority interest liability of $856. In the fourth quarter of 2005, the company repaid the $500 of debt, which the automotive joint venture guaranteed.

In the first quarter of 2006, the company settled the promissory note to the previous owner for an amount of $316, which included adjustments for uncollected accounts receivable and an additional tax obligation paid by the company.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of the remaining 52 percent of Autotek had occurred on November 28, 2004. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 weeks ended May 28, 2005	26 weeks ended May 28, 2005
Net revenue	$387,926	$740,912
Net income	$15,942	$22,404
Net income per share:
Basic	$0.56	$0.78
Diluted	$0.55	$0.77

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

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at June 3, 2006 to $549. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Roanoke Companies Group, Inc.: On January 30, 2006, the company signed an asset purchase agreement, under which it agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems with annual revenues of approximately $80,000. They are focused particularly on the retail home improvement market segment and will be included in the company’s Full-Valu/Specialty operating segment.

The total purchase price for the acquisition was approximately $275,236, which includes direct external acquisition costs of $721. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of June 3, 2006.

The company funded the transaction with $80,236 in existing cash and $195,000 in new debt. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. This amount is recorded in long-term restricted cash and other long-term liabilities. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature. Refer to Note 12 for further information related to the amendment and the subsequent refinancing of a portion of the debt into a term loan.

The acquired assets consist primarily of assets used by Roanoke in the operation of their business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The preliminary analysis of the valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,746 of goodwill, $10,581 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the Full-Valu/Specialty operating segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively. Allocation of consideration paid is expected to be finalized during the third quarter of 2006.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Roanoke had occurred on November 28, 2004. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 weeks ended		26 weeks ended
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Net revenue	$393,314	$408,376	$760,725	$779,515
Net income	$19,683	$17,614	$34,828	$25,143
Net income per share:
Basic	$0.67	$0.61	$1.19	$0.88
Diluted	$0.65	$0.60	$1.17	$0.87

Henkel KGaA’s insulating glass sealant business: On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. Henkel’s insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business will be included in the company’s Full-Valu/Speciality operating segment.

The assets acquired include manufacturing equipment, inventory and intellectual property. No debt or liabilities were assumed. The total purchase price for the acquisition was approximately $34,000. The company funded the transaction with existing cash.

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

The company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the second quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at June 3, 2006
Directors’ Deferred Compensation Plan	150,000	None
1998 Directors’ Stock Incentive Plan	400,000	258,006
Year 2000 Stock Incentive Plan	5,200,000	2,752,265
1992 Stock Incentive Plan	1,800,000	None
Key Employee Deferred Compensation Plan	200,000	51,391

Grant-Date Fair Value

The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 and 26 weeks ended June 3, 2006 and May 28, 2005 were calculated using the following assumptions:

	13 Weeks Ended[1] May 28, 2005	26 Weeks Ended
		June 3, 2006	May 28, 2005
Expected life (in years)	7.5	6.35	7.5
Weighted-average expected volatility	37.62%	46.00%	37.90%
Expected volatility	37.62%	46.00%	37.62% - 37.92%
Risk-free interest rate	3.67%	4.71%	4.30%
Expected dividend yield	1.63%	1.35%	1.60%
Weighted-average fair value of grants	$10.97	$17.09	$11.65

[1]	There were no options granted for the 13 week period ended June 3, 2006.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 85 percent and 91 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $1,506 and $2,896 has been included in the company’s Consolidated Statements of Income for the 13 and 26 week periods ended June 3, 2006, respectively. Included in this amount is $972 and $1,884 of stock option expense for the 13 and 26 week periods ended June 3, 2006, respectively, that was recognized as a result of adopting SFAS 123R. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows:

	13 Weeks Ended June 3, 2006	26 Weeks Ended June 3, 2006
Selling, general and administrative expenses	$(972)	$(1,884)

Share-based compensation expense before income taxes	(972)	(1,884)
Tax benefit	369	717

Share-based compensation expense after income taxes	$(603)	$(1,167)
Effect on:
Earnings per share – Basic	$0.02	$0.04
Earnings per share – Diluted	$0.02	$0.04

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the 13 and 26 weeks ended June 3, 2006, there was $4,013 and $5,156 of excess tax benefit recognized resulting from share-based compensation cost.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SAFS 123R to the method otherwise required by paragraph 81 of SAFS 123R. The company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. After evaluating the alternative methods, the company believes it will elect the transitional method described in FSP 123R-3 and used this to estimate its APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, the company estimated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts in the 26 weeks ended June 3, 2006 increased the APIC Pool to $5,893.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the 13 and 26 weeks ended May 28, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the 13 and 26 week periods ended June 3, 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	13 Weeks Ended May 28, 2005	26 Weeks Ended May 28, 2005
Net income, as reported	16,215	22,716
Add back: Share-based compensation expense recorded, net of related tax effects	215	699

Net income excluding share-based compensation	16,430	23,415
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(792)	(1,846)

Pro forma net income	15,638	21,569

Basic income per share:
As reported	$0.57	$0.79
Pro forma	$0.55	$0.75
Diluted income per share:
As reported	$0.56	$0.78
Pro forma	$0.54	$0.74

As of June 3, 2006, there was $7,234 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.8 years. Unrecognized compensation costs related to unvested restricted stock awards was $4,131, which is expected to be recognized over a weighted-average period of 2.2 years.

Share-based Activity

Option activity for the 26 weeks ended June 3, 2006 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2005	2,155,613	$26.87
Granted	9,929	37.47
Exercised	(575,487)	25.21
Forfeited or Cancelled	(62,128)	28.18

Outstanding at June 3, 2006	1,527,927	$27.51

The fair value of options granted during the 13 weeks ended May 28, 2005 was $261. No options were granted in the second quarter of 2006. Total intrinsic value of options exercised during the 13 weeks ended June 3, 2006 and May 28, 2005 was $10,254 and $737, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 26 weeks ended June 3, 2006 and May 28, 2005 was $170 and $5,256, respectively. Total intrinsic value of options exercised during the 26 weeks ended June 3, 2006 and May 28, 2005 was $12,939 and $834, respectively. Proceeds received from option exercises during the 13 and 26 weeks ended June 3, 2006 were $9,600 and $14,506, respectively.

The following table summarizes information concerning outstanding and exercisable options as of June 3, 2006:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$15.01-$20.00	201,729	4.3	$18.98	$6,053	201,729	4.3	$18.98	$6,053
$20.01-$25.00	61,242	5.0	22.93	1,596	45,533	4.2	22.49	1,206
$25.01-$30.00	893,420	7.3	27.81	18,909	454,574	6.6	27.34	9,837
$30.01-$35.00	361,607	9.5	32.02	6,133	1,920	6.1	30.63	35
$35.01-$40.00	9,929	9.7	37.47	114	—	—	—	—

	1,527,927	7.4	$27.51	$32,805	703,756	5.8	$24.64	$17,131

(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.
(3)	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

Nonvested restricted stock awards as of June 3, 2006 and changes during the 26 weeks ended June 3, 2006 were as follows:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2005	75,765	249,910	325,675	$28.68	2.6
Granted	—	6,029	6,029	43.32	3.0
Vested	(15,535)	(16,692)	(32,227)	26.14	0.9
Forfeited	(6,911)	(4,846)	(11,757)	28.13	1.7

Nonvested at June 3, 2006	53,319	234,401	287,720	29.29	2.2

Total fair value of restricted stock vested during the 13 weeks ended June 3, 2006 and May 28, 2005 was $1,243 and $352, respectively. Total fair value of restricted stock vested during the 26 weeks ended June 3, 2006 and May 28, 2005 was $1,632 and $628, respectively. The total fair value of nonvested restricted stock at June 3, 2006 was $14,093.

The company repurchased 6,094 and 3,195 restricted stock shares during the 13 weeks ended June 3, 2006 and May 28, 2005, respectively, in conjunction with restricted stock share vestings. The company repurchased 6,531 and 5,023 restricted stock shares during the 26 weeks ended June 3, 2006 and May 28, 2005, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company estimates that approximately 10,200 restricted stock shares will be repurchased in fiscal 2006.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of June 3, 2006 and changes during the 26 weeks ended June 3, 2006 were as follows:

	26 Weeks Ended June 3, 2006
	Non-employee Directors	Employees	Total
Units outstanding December 3, 2005	92,011	90,117	182,128
Participant contributions	5,713	6,126	11,839
Company match contributions	700	4,765	5,465
Payouts	(13,109)	(10,176)	(23,285)

Units outstanding June 3, 2006	85,315	90,832	176,147

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Weighted-average common shares – basic	29,364,876	28,644,962	29,192,555	28,592,790
Equivalent shares from share based compensation plans	731,577	484,519	644,263	453,071

Weighted-average common shares – diluted	30,096,453	29,129,481	29,836,818	29,045,861

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

Share-based compensation awards for 32,740 and 2,260 shares, for the 13 week periods ended June 3, 2006 and May 28 2005 and 48,869 and 12,967 shares for the 26 week periods ended June 3, 2006 and May 28, 2005 were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follows:

	13 Weeks Ended		26 Weeks Ended
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Net income	$19,540	$16,215	$34,811	$22,716
Other comprehensive income
Foreign currency translation, net	13,092	(8,679)	18,770	(11,005)

Total comprehensive income	$32,632	$7,536	$53,581	$11,711

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	June 3, 2006	December 3, 2005
Foreign currency translation adjustment	$39,459	$20,689
Minimum pension liability	(28,456)	(28,456)

Total accumulated other comprehensive income	$11,003	$(7,767)

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended June 3, 2006 and May 28, 2005
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2006	2005	2006	2005	2006	2005
Service cost	$1,824	$1,684	$634	$517	$470	$516
Interest cost	4,079	3,902	1,473	1,519	978	1,056
Expected return on assets	(4,964)	(5,364)	(1,269)	(1,070)	(942)	(958)
Amortization:
Prior service cost	126	143	(1)	2	(554)	(324)
Actuarial (gain)/ loss	1,329	461	482	275	849	907
Transition amount	—	—	9	10	—	—

Net periodic benefit cost (benefit)	$2,394	$826	$1,328	$1,253	$801	$1,197

	26 Weeks Ended June 3, 2006 and May 28, 2005
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2006	2005	2006	2005	2006	2005
Service cost	$3,648	$3,368	$1,255	$1,072	$940	$1,032
Interest cost	8,158	7,804	2,914	3,068	1,956	2,113
Expected return on assets	(9,928)	(10,727)	(2,511)	(2,163)	(1,884)	(1,916)
Amortization:
Prior service cost	252	286	(1)	10	(1,108)	(648)
Actuarial (gain)/ loss	2,658	923	953	554	1,698	1,814
Transition amount	—	—	17	23	—	—

Net periodic benefit cost (benefit)	$4,788	$1,654	$2,627	$2,564	$1,602	$2,395

Note 7: Inventories

The composition of inventories follows:

	June 3, 2006	December 3, 2005
Raw materials	$74,016	$70,738
Finished goods	92,854	87,721
LIFO reserve	(16,684)	(15,475)

	$150,186	$142,984

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

As of June 3, 2006, the company had forward foreign currency contracts maturing between June 7, 2006 and December 15, 2006. The fair value effect associated with these contracts was a net unrealized loss of $305 at June 3, 2006.

Note 9: Commitments and Contingencies

Environmental: Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of June 3, 2006, $2,470 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of June 3, 2006, the company had recorded $4,031 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe that any such lawsuits, proceedings and investigations, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of June 3, 2006, the company’s subsidiary was a defendant in approximately 45 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company will pay up to $5,000 in settlement of these lawsuits and claims, of which amount the company expects insurers to pay approximately $1,625. Including these settlements, as of June 3, 2006, the company had recorded $6,513 for the probable liabilities remaining and $1,835 for insurance recoveries for all EIFS-related lawsuits and claims. The company continually reevaluates these amounts.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3,522 towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,236. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3,085 was paid out of the trust under the settlement. As of June 3, 2006, the amount the company and its insurers have remaining to pay out of the trust is up to $437. The company’s remaining portion of this is up to $284 and is recorded as restricted cash, which is included in other current assets. In addition, during the quarter ended June 3, 2006, the company accrued $617 for asbestos-related lawsuits. The company’s insurers have paid or are expected to pay approximately $374 of this amount.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of June 3, 2006, the company had $1,053 accrued for probable liabilities and $527 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

In addition to product liability claims discussed above, the company and its subsidiaries are involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of its type and size.

With respect to EIFS and asbestos claims, as well as all other litigation, the company cannot definitively estimate its potential liabilities. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter, including the EIFS and asbestos litigation described above, individually or in aggregate, will have a material adverse effect on its long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Guarantees: In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loan interest rates were at the Applicable Federal Rate and matured over five years, with principal and interest due at that time. The loans were guaranteed by the company only in the event of the participant’s default. The final loan was repaid in the second quarter of 2006.

Note 10: Restructuring and Other Related Costs:

The remaining liabilities accrued as part of the 2002 restructuring plan were $196 and $343 as of June 3, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

Total liabilities at December 3, 2005	$343
Currency change effect	15
Cash payments	(162)

Total liabilities at June 3, 2006	196
Long-term portion of liabilities	(48)

Current liabilities at June 3, 2006	$148

Note 11: Operating Segments

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains on sales of assets. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	June 3, 2006			May 28, 2005
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$256,562	$2,573	$23,929	$273,311	$1,678	$14,960
Full-Valu/Specialty	131,938	438	8,685	114,615	191	6,086

Total	$388,500		$32,614	$387,926		$21,046

	26 Weeks Ended
	June 3, 2006			May 28, 2005
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$498,994	$5,310	$40,035	$523,824	$3,183	$20,615
Full-Valu/Specialty	237,799	976	14,575	217,088	348	10,818

Total	$736,793		$54,610	$740,912		$31,433

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		26 Weeks Ended
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Operating income	$32,614	$21,046	$54,610	$31,433
Gains from sales of assets	32	5,005	845	6,798
Interest expense	(4,968)	(2,895)	(7,710)	(6,224)
Other income (expense), net	(493)	(462)	6	(814)

Income before income taxes, minority interests, and income from equity investments	$27,185	$22,694	$47,751	$31,193

Note 12: Subsequent Event – Term Loan

On June 19, 2006, the company entered into a term loan agreement for $75,000 with a consortium of financial institutions. The applicable interest rate is based on LIBOR plus 0.625 percent and is payable quarterly. Amounts due under the term loan will be paid in quarterly installments beginning in September 2010 and will mature on June 19, 2013. The company used the proceeds from the term loan to pay down a portion of its outstanding revolving credit agreement balance.

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

Although net revenue in the second quarter of 2006 was just slightly above last year’s second quarter, net income of $19.5 million was more than 20 percent above last year. The net income increase was primarily the result of the company’s continuing emphasis on shifting its business mix to a more profitable position. The gross profit margin of 28.7 percent represented an increase over last year of 3.0 percentage points. Net earnings per share, on a diluted basis, was $0.65 in the second quarter of 2006 as compared to $0.56 in the second quarter of 2005.

On March 17, 2006 the company closed on the acquisition of Roanoke Companies Group. The results for the second quarter of 2006 include eleven weeks of the Roanoke operations.

Effective December 4, 2005, the company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS 123R”) using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as selling, general and administrative expense. Total share-based compensation expense recorded in the second quarter and six months year-to-date of 2006 was $1.5 million ($0.9 million, net of tax) and $2.9 million ($1.8 million, net of tax), respectively. Included in these amounts are $1.0 million ($0.6 million, net of tax) and $1.9 million ($1.2 million, net of tax) of share-based compensation expense for the second quarter and six months year-to-date 2006, respectively, which represent additional expense recorded as a result of adopting SFAS 123R. Share-based compensation expense recorded for the second quarter and six months year-to-date for 2005 was $0.3 million ($0.2 million, net of tax) and $1.1 million ($0.7 million, net of tax), respectively. These amounts would have been $1.3 million ($0.8 million, net of tax) and $3.0 million ($1.8 million, net of tax) for the second quarter and six months year-to-date 2005, respectively, had the company recognized share-based expense in the Consolidated Statements of Income under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Unrecognized compensation expense from unvested share-based awards was $11.4 million as of June 3, 2006 and is expected to be recognized over a weighted-average period of 2.6 years. See Note 3 for more details.

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

Results of Operations

Net Revenue: Net revenue in the second quarter of 2006 of $388.5 million was $0.6 million or 0.1 percent above the net revenue of $387.9 million in the second quarter of 2005. The net impact of acquisitions and divestitures contributed an increase of 3.2 percent to the net revenue variance compared to last year. The impact on net revenue from foreign currency translation was a negative 1.1 percent as compared to the second quarter of 2005. The remaining variance of a negative 2.0 percent was the net effect of higher selling prices more than offset by reduced sales volume.

Through six months of 2006, net revenue of $736.8 million was $4.1 million or 0.6 percent less than last year. The net impact of acquisitions and divestitures accounted for a positive 0.2 percent while the currency effects were a negative 1.6 percent. Increases in selling prices and decreases in sales volume netted to a positive 0.8 percent.

Cost of Sales: The cost of sales of $276.8 million in the second quarter of 2006 was $11.5 million or 4.0 percent less than the cost of sales in the second quarter of 2005. Lower sales volume compared to last year was the primary reason for the reduced cost of sales. Productivity improvements resulting from the company’s Lean Six SigmaSM initiatives helped mitigate the impact of higher raw material prices. Through six months of 2006, the cost of sales of $527.3 million was $23.4 million or 4.2 percent less than the first six months of 2005. Similar to the second quarter, reduced sales volume was the main reason for the lower cost of sales.

As a percent of net revenue, the cost of sales in the second quarter and first six months of 2006 were 71.3 percent and 71.6 percent, respectively. In 2005, the cost of sales as a percent of net revenue was 74.3 percent for both the second quarter and first six months.

Gross Profit Margin: The gross profit margin was 28.7 percent in the second quarter of 2006 and 25.7 percent in the second quarter of 2005. A shift in mix to more profitable products, selling price increases, productivity improvements and cost reductions in the manufacturing operations all contributed to the increased margin. The second quarter, 2006 margin includes a negative impact of $1.4 million or 0.4 percent related to purchase accounting adjustments from the Roanoke acquisition. The adjustments were primarily related to the step-up in finished goods inventory value and as such, will not recur.

For the first six months of 2006 the gross profit margin was 28.4 percent as compared to 25.7 percent for the first six months of 2005.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $79.1 million in the second quarter of 2006 increased $0.6 million from $78.5 million in the second quarter of 2005. The 2006 expenses include $2.6 million related to product liability settlements. These settlements resulted in a significant reduction in the number of such pending claims against the company. The Roanoke acquisition in the second quarter added more than $3.0 million to the 2006 SG&A expenses and the expensing of stock options in accordance with SFAS 123R added $1.0 million in the second quarter of 2006. Last year’s SG&A expenses in the second quarter included $2.6 million of severance and other related costs resulting from the outsourcing of the company’s information technology functions and certain cost reduction initiatives in the Full-Valu/Specialty segment. Significant SG&A decreases resulted from lower payroll-related costs due to reduced headcount as compared to last year.

Through the first six months of 2006 SG&A expenses of $154.9 million were $3.9 million or 2.5 percent less than the first six months of 2005. Expense increases related to the Roanoke acquisition, stock options and pension costs were more than offset by savings related to reduced headcount, the effects of foreign currency translation and reduction in expenses resulting from the 2005 formation of the joint venture in Japan with Sekisui Chemical.

Gains from Sales of Assets: Gains from sales of assets were $32 thousand in the second quarter of 2006 compared to $5.0 million in the second quarter of 2005. Last year’s figure included a $4.8 million gain related to the sale of a 20 percent equity interest in the company’s China operations to Sekisui Chemical. Through six months the gains from sales of assets were $0.8 million in 2006 and $6.8 million in 2005. In addition to the China-related gain last year’s first six months included a $1.7 million gain on the sale of a European facility that had been closed as part of a previous restructuring initiative.

Other Income (Expense), Net: Other income (expense), net was expense of $0.5 million in the second quarter of both 2006 and 2005. Through six months of 2006 other income (expense) net was income of $6 thousand as compared to expense of $0.8 million in 2005. Interest income increased $1.1 million in the first six months of 2006 as compared to last year primarily due to the higher average cash and cash equivalents balance in 2006 versus 2005.

Interest Expense: Interest expense of $5.0 million in the second quarter of 2006 increased $2.1 million from the second quarter of 2005. The increased debt related to the Roanoke acquisition resulted in the higher interest expense in 2006. Through six months interest expense of $7.7 million in 2006 was $1.5 million more than the $6.2 million in the first half of 2005.

Income Taxes: The effective income tax rate was 30.0 percent in both the second quarter and first six months of 2006 as compared to 32.7 percent and 32.5 percent for the same period of 2005, respectively. The lower rate in 2006 was primarily due to the changes in geographic mix of pretax earnings generation.

Minority Interests in (Income) Loss of Subsidiaries: Minority interests in (income) loss of subsidiaries was an expense of $0.5 million in the second quarter of 2006 and a credit to consolidated income of $0.2 million in the second quarter of 2005. The 2006 expense was the result of the profitability of the company’s North American automotive joint venture of which it owns 70 percent and the Chinese adhesives business of which it owns 80 percent. The minority interest income in 2005 resulted from losses at the automotive joint venture. Through six months of 2006 the minority interests was an expense of $0.7 million and in the first half of 2005 was income of $0.5 million.

Income from Equity Investments: Income from equity investments of $1.0 million in the second quarter and $2.1 million in the first half of 2006 as compared to $0.7 million and $1.2 million for the same periods of 2005, respectively. The increases in 2006 as compared to 2005 were primarily due to the company’s 30 percent ownership in a European automotive joint venture.

Net Income: Net income of $19.5 million in the second quarter of 2006 was 20.5 percent more than the net income of $16.2 million in the second quarter of 2005. The diluted earnings per share was $0.65 in the second quarter of 2006 and $0.56 in the second quarter of 2005. The 2006 earnings per share included a negative $0.06 related to the product liability settlements discussed earlier and $0.03 for non-recurring items related to the Roanoke acquisition. Last year’s earnings per share in the second quarter included a gain of $0.11 related to the sale of 20 percent of the company’s China operations and charges of $0.07 from severance and other associated expenses with outsourcing the company’s I.T functions and other productivity initiatives.

The net income for the first six months of 2006 of $34.8 million increased 53.2 percent from the first six months of 2005. The diluted earnings per share was $1.17 in 2006 versus $0.78 in 2005 – an increase of 50 percent.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains from sales of assets. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $256.6 million in the second quarter of 2006 was 6.1 percent less than the net revenue of $273.3 million in the second quarter of 2005. The 2005 contribution of the Japanese adhesives business to the Sekisui Chemical joint venture and the first quarter 2006 sale of certain product lines accounted for a 1.7 percent decline in second quarter net revenue. The negative foreign currency effects were 1.3 percent. The net impact on net revenue of increased selling prices and decreased sales volume was a negative 3.1 percent as compared to the second quarter of 2005. Management continues to focus on repositioning the Global Adhesives business to a more profitable product mix. Through the first six months of 2006 net revenue decreased 4.7 percent from the same period in 2005. The impact from currency fluctuations was a negative 2.1 percent and the effects of the deconsolidation and divestiture referred to above was negative 2.9 percent. The net effect from pricing, volume and sales mix was a positive 0.3 percent as compared to the first half of 2005.

The focus on a more profitable mix of business resulted in an increase in operating income of 60 percent in the second quarter of 2006 as compared to the second quarter of 2005. Increases in average selling prices combined with efficiency improvements in the manufacturing areas resulting from Lean Six SigmaSM projects allowed the Global Adhesives segment to offset the effects of higher raw material costs. Through six months of 2006 the Global Adhesives operating income increased over 94 percent from the first six months of 2005. As a percent of net revenue, 2006 operating income was 9.3 percent in the second quarter and 8.0 percent in the first six months. For the same periods of 2005 the operating income as a percent of net revenue was 5.5 percent and 3.9 percent, respectively.

Full-Valu/Specialty: Net revenue in the second quarter of 2006 for the Full-Valu/Specialty segment of $131.9 million was 15.1 percent above the net revenue recorded in the second quarter of 2005 of $114.6 million. The majority of the increase came from the segment’s construction-related product lines, including the Roanoke acquisition, which contributed 14.8 percent to the net revenue growth. Through six months of 2006, net revenue increased 9.5 percent as compared to last year with the Roanoke acquisition contributing 7.8 percent to the first half growth.

Productivity improvements and savings resulting from cost structure changes implemented in 2005 contributed to improvement in the Full-Valu/Specialty gross profit margin in the second quarter of 2006 as compared to the same period last year. This year’s gross profit included $1.4 million of non-recurring charges related to the Roanoke acquisition. These charges were primarily for the step-up in value of the acquired finished goods inventory, which are subsequently expensed through cost of sales. SG&A expenses in the second quarter of 2006 were 12 percent higher than the second quarter of 2005 as the $2.6 million of product liability settlements discussed above in the Results of Operations related to the Full-Valu/Specialty segment. The resulting operating income of $8.7 million in the second quarter of 2006 was 42.7 percent more than last year’s second quarter operating income of $6.1 million. As a percent of net revenue, operating income was 6.6 percent and 5.3 percent in the second quarter of 2006 and 2005, respectively. For the first half of 2006, operating income increased nearly 35 percent as compared to the first half of 2005. Savings from the 2005 cost structure changes, growth from the construction-related business and the Roanoke acquisition all contributed to the first half operating income improvement. As a percent of net revenue, operating income was 6.1 percent in the first six months of 2006 and 5.0 percent in the first six months of 2005.

Restructuring and Other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $0.2 million and $0.3 million as of June 3, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

(in thousands)
Total liabilities at December 3, 2005	$343
Currency change effect	15
Cash payments	(162)

Total liabilities at June 3, 2006	196
Long-term portion of liabilities	(48)

Current liabilities at June 3, 2006	$148

Liquidity and Capital Resources

The company’s capital structure changed significantly during the second quarter of 2006 due to the Roanoke acquisition for approximately $275 million. The acquisition was funded with $195 million of debt and approximately $80 million of cash. This changed the company’s capitalization ratio, defined as total debt divided by total debt plus total stockholders’ equity, to 32.7 percent as of June 3, 2006 from 19.2 percent at March 4, 2006 and 20.0 percent at December 3, 2005. Total debt was $318.2 million as of June 3, 2006 as compared to $146.8 million at December 3, 2005. Cash and cash equivalents were $121.6 million as of June 3, 2006 and $157.6 million at December 3, 2005.

Cash Flows from Operating Activities: Cash provided from operating activities was $55.5 million in the first six months of 2006 as compared to $27.6 million in the first six months of 2005. Improved profitability and a strong focus on working capital management were the main reasons for the increase in cash flows from operating activities. A key metric monitored by management is net working capital as a percentage of annualized net revenue (current quarter multiplied by four). Net working capital is defined as trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables. That percentage was 16.0 percent at the end of the second quarter of 2006 versus 16.7 percent at the end of the second quarter of 2005. Inventory reductions were a key factor in the improved net working capital ratio.

Cash Flows from Investing Activities: Primarily due to the Roanoke acquisition, investing activities resulted in a use of cash of $280.8 million in the first half of 2006. As stated above, the acquisition accounted for approximately $275 million. Purchases of property, plant and equipment of $8.4 million were partially offset by approximately $2.5 million of cash proceeds from the sales of businesses. The proceeds resulted primarily from the sale of a small adhesives product line which included a facility and certain other related assets. In the first half of 2005 investing activities resulted in a positive cash flow of $15.5 million. The most significant transactions were the sale of an idle European manufacturing site that resulted in $10.2 million of cash proceeds and the sale of a 20 percent interest in the China operations for $8 million. Purchases of property, plant and equipment were $12.2 million in the first half of 2005.

For the full year of 2006 purchases of property, plant and equipment are expected to approximate $25 to $35 million as compared to $25.5 million for the full year of 2005.

Cash Flows from Financing Activities: Financing activities resulted in a source of cash of $183.4 million in the first half of 2006 driven by the $195 million of debt proceeds used to acquire Roanoke. Other significant transactions in the first half of 2006 were the paydown of $25 million of private placement debt and $14.5 million of cash generated from the exercise of stock options. For the same period in 2005, cash generated from stock options was $3.4 million. Financing activity in the first half of 2005 resulted in cash used of $26.2 million with the main transaction being the repayment of $22 million of the company’s 1994 private placement debt. Cash dividends paid were $7.3 million in the first half of 2006 and $6.9 million in the first of 2005.

The company has cash requirements due in the third quarter of 2006 for the asset purchase of Henkel KGaA’s insulating glass sealant business, which closed on June 9, 2006. The purchase price was approximately $33.4 million, excluding direct external costs, and was funded with existing cash. Refer to Note 2 for additional details.

Management anticipates that cash flows from operating activities will again be positive in the third quarter and there will be sufficient cash to fund all third quarter cash requirements without the utilization of the line of credit beyond what is discussed above. Management believes the company’s ongoing operating cash flows will continue to provide sufficient amounts of cash to fund all other expected investments and capital expenditures.

As discussed in Note 12, on June 19, 2006, the company entered into a term loan agreement for $75 million with a consortium of financial institutions. The applicable interest rate is based on LIBOR plus 0.625 percent and is payable quarterly. Amounts due under the term loan will be paid in quarterly installments beginning in September 2010 and will mature on June 19, 2013. The company used the proceeds from the term loan to pay down a portion of its outstanding revolving credit agreement balance. In addition, on June 19, 2006, the company made an additional $10 million prepayment on the Revolver from its existing cash balance.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of June 3, 2006 would be approximately $2.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 48 percent of net revenue was generated outside of the United States in the first six months of 2006. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2006, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.1 million.

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

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of June 3, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of June 3, 2006, $2.5 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. As of June 3, 2006, the company had reserved $4.0 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and cleanup of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of June 3, 2006, the company’s subsidiary was a defendant in approximately 45 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company will pay up to $5.0 million in settlement of these lawsuits and claims, of which amount the company expects insurers to pay approximately $1.6 million. Including these settlements, as of June 3, 2006, the company had recorded $6.5 million for the probable liabilities remaining and $1.8 million for insurance recoveries for all EIFS-related lawsuits and claims. The company continually reevaluates these amounts.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3.5 million towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3.1 million was paid out of this trust under the settlement. As of June 3, 2006, the amount the company and its insurers have remaining to pay out of trust is up to $0.4 million. The company’s remaining portion of this is up to $0.3 million and is recorded as restricted cash, which is included in other current assets. In addition, during the quarter ended June 3, 2006, the company accrued $0.6 million for asbestos-related lawsuits. The company’s insurers have paid or are expected to pay approximately $0.4 million of this amount.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of June 3, 2006, the company had $1.1 million accrued for probable liabilities and $0.5 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 5, 2006 – April 8, 2006	—	—	—	N/A
April 9, 2006 – May 6, 2006	4,049	53.36	—	N/A
May 7, 2006 – June 3, 2006	2,045	50.41	—	N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2006 Annual Meeting of Shareholders was held on April 6, 2006. There were 29,390,990 shares of Common Stock entitled to vote at the meeting and a total of 26,721,895 shares were represented at the meeting.

(c)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2009 Annual Meeting of Shareholders:

Director Name	Votes in Favor	Share Votes Withheld
Richard L. Marcantonio	24,752,471	1,969,424
Alfredo L. Rovira	24,765,053	1,956,842
Albert P.L. Stroucken	24,287,095	2,434,800

Knut Kleedehn, J. Michael Losh, Lee R. Mitau, William R. Van Sant, and John C. van Roden, Jr. continued to serve as directors following the meeting.

Proposal 2 – Proposal to approve the Amended and Restated Year 2000 Incentive Stock Plan.

For	Against	Abstain	Broker Non-Vote
18,402,063	6,104,167	207,648	2,008,017

Proposal 3 - Proposal to Ratify the Appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending December 2, 2006:

For	Against	Abstain
26,258,895	284,760	178,240

Item 6.

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 7, 2006	/s/ John A. Feenan
John A. Feenan
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan