Form 10-Q
period 2006-09-02
FULLER H B CO
filed 2006-10-06
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 2, 2006

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 59,632,460 as of September 29, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Net revenue	$388,949	$358,091	$1,125,742	$1,099,003
Cost of sales	(278,610)	(260,509)	(805,881)	(811,158)

Gross profit	110,339	97,582	319,861	287,845
Selling, general and administrative expenses	(75,739)	(73,460)	(230,651)	(232,290)
Gains (losses) from sales of assets	(14)	278	831	7,076
Other income (expense), net	274	(25)	280	(839)
Interest expense	(4,575)	(2,942)	(12,285)	(9,166)

Income before income taxes, minority interests, and income from equity investments	30,285	21,433	78,036	52,626
Income taxes	(7,454)	(6,855)	(21,779)	(16,999)
Minority interests in (income) loss of subsidiaries	(259)	312	(993)	786
Income from equity investments	1,626	651	3,745	1,844

Net income	$24,198	$15,541	$59,009	$38,257

Net earnings per share:
Basic	$0.41	$0.27	$1.01	$0.67
Diluted	$0.40	$0.26	$0.99	$0.66

Weighted-average shares outstanding:
Basic	59,157	57,635	58,643	57,335
Diluted	60,281	58,864	59,876	58,349

Dividends declared per common share	$0.06250	$0.06125	$0.18625	$0.1800

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 2, 2006	December 3, 2005
Assets
Current assets:
Cash and cash equivalents	$123,613	$157,631
Trade receivables	241,885	246,596
Allowance for doubtful accounts	(8,099)	(8,046)
Inventories	157,022	142,984
Other current assets	56,858	43,269

Total current assets	571,279	582,434

Property, plant and equipment, net	310,672	298,852
Restricted cash	15,000	—
Other assets	126,557	128,213
Goodwill	196,764	80,815
Other intangibles, net	172,221	17,243

Total assets	$1,392,493	$1,107,557

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$10,880	$9,597
Current installments of long-term debt	25,000	25,240
Trade payables	164,799	135,292
Accrued payroll and employee benefits	44,617	47,496
Other accrued expenses	34,848	30,045
Income taxes payable	13,972	14,188

Total current liabilities	294,116	261,858

Long-term debt, excluding current installments	252,000	112,001
Accrued pension liabilities	101,619	96,034
Other liabilities	49,821	34,218
Minority interests in consolidated subsidiaries	17,370	16,361

Total liabilities	714,926	520,472

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 59,632,315 in 2006 and 29,184,754 on a pre-split basis in 2005	59,632	29,185
Additional paid-in capital	82,476	58,450
Retained earnings	525,319	507,217
Accumulated other comprehensive income (loss)	10,140	(7,767)

Total stockholders’ equity	677,567	587,085

Total liabilities and stockholders’ equity	$1,392,493	$1,107,557

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 2, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$59,009	$38,257
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,319	41,347
Deferred income taxes	(4,757)	(1,809)
Gains from sales of assets	(831)	(7,076)
Share-based compensation	4,483	1,324
Excess tax benefit from share-based compensation	(5,446)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables, net	25,836	20,842
Inventories	(962)	(8,883)
Other assets	(11,431)	(4,059)
Accounts payables	18,841	(20,657)
Accrued payroll / employee benefits	(3,825)	7,471
Other accrued expenses	2,101	(14,363)
Restructuring liability	(240)	(2,252)
Income taxes payable	5,161	7,607
Accrued pension liabilities	3,556	(457)
Other liabilities	2,375	3,246
Other	(1,513)	4,378

Net cash provided by operating activities	129,676	64,916
Cash flows from investing activities:
Purchased property, plant and equipment	(12,838)	(17,871)
Purchased business, net of cash acquired	(309,386)	—
Purchased investment	—	(2,297)
Proceeds from sale of business	2,515	—
Proceeds from sale of investment	—	8,000
Proceeds from sale of property, plant and equipment	499	11,282
Proceeds from repayment of note receivable from equity method investee	—	9,781

Net cash provided by (used in) investing activities	(319,210)	8,895
Cash flows from financing activities:
Proceeds from long-term debt	195,000	—
Repayment of long-term debt	(55,241)	(22,740)
Net proceeds (payments) from/on notes payable	1,191	(75)
Dividends paid	(11,022)	(10,421)
Options exercised	14,970	7,440
Excess tax benefit from share-based compensation	5,446	—
Repurchased common stock	(506)	(339)

Net cash provided by (used in) financing activities	149,838	(26,135)
Effect of exchange rate changes	5,678	(1,929)

Net change in cash and cash equivalents	(34,018)	45,747
Cash and cash equivalents at beginning of period	157,631	67,028

Cash and cash equivalents at end of period	$123,613	$112,775

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$29,886	$40
Cash paid for interest	$9,383	$12,677
Cash paid for income taxes	$11,592	$10,321

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

On July 13, 2006, the company’s board of directors approved a two-for-one stock split of its common stock. The stock split was payable on August 4, 2006 to shareholders of record as of July 28, 2006. The split was in the form of a stock dividend, with shareholders receiving an additional share for each existing share held. All references in the Consolidated Financial Statements to the number of common shares and related per share amounts reflect the effect of the stock split.

On July 13, 2006, the Board of Directors of the company approved a new shareholder rights plan. The shareholder rights plan provides each holder of a share of common stock a right to purchase one one-hundredth of a share of preferred stock for $95, subject to adjustment. Only whole preferred stock shares can be issued. Preferred Shares purchased upon exercise of the rights will not be redeemable. Each preferred share will be entitled to a preferential quarterly dividend payment, a preferential liquidation payment, voting rights, and participation in any merger, consolidation or other transaction in which common shares are exchanged. These rights are not currently exercisable. However, upon the occurrence of certain events, such as (1) the acquisition of 15 percent or more of the company’s outstanding common stock by a person or group of affiliated persons (an “acquiring person”) or (2) the public announcement of a tender offer, the consummation of which would result in a person or group of affiliated persons becoming an acquiring person, each right would entitle the holder to purchase $95 worth of common stock (or in some circumstances common stock of the acquiring person) at one half of its then market value. Rights held by an acquiring person are void. The company may redeem or exchange the rights in certain instances. Unless extended or redeemed, the rights expire on July 31, 2016.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable beginning December 2, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on December 2, 2007. The company is in the process of evaluating the impact of FIN 48 on its financial condition, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The company is currently evaluating SAB 108 and has not yet determined the impact on its results of operations or financial position.

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

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of the remaining 52 percent of Autotek had occurred on November 28, 2004 (beginning of fiscal 2005). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 weeks ended August 27, 2005	39 weeks ended August 27, 2005
Net revenue	$358,091	$1,099,003
Net income	$15,399	$37,803
Net income per share:
Basic	$0.27	$0.66
Diluted	$0.26	$0.65

Sekisui-Fuller Joint Ventures: In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. H.B. Fuller contributed $15,629 of current assets, $11,463 of long-term assets, $8,665 of current liabilities, $10,639 of long-term liabilities – in aggregate, net assets of $7,788. The long-term assets included $2,488 of goodwill allocated from the Global Adhesives operating segment. In exchange, H.B. Fuller received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000. Additionally, the joint venture agreement included provisions requiring the company to fund the operations of the joint venture in the event such capital contributions are approved by the joint venture board of directors. The merger was accounted for as a formation of a corporate joint venture. As a result, the company’s interest in the joint venture was recorded at the carry-over basis of its Japan adhesives business. Therefore, no gain or loss was recorded on the merger. H.B. Fuller will account for this investment under the equity method. Subsequent to closing, $9,781 of intercompany debt, initially assumed by the joint venture at formation, was retired through a cash payment to the company on April 14, 2005.

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China entities and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at September 2, 2006 to $608. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Roanoke Companies Group, Inc.: On January 30, 2006, the company signed an asset purchase agreement, under which it agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems with 2005 revenue of approximately $80,000. They are focused particularly on the retail home improvement market segment and are included in the company’s Full-Valu/Specialty operating segment.

The total purchase price for the acquisition was approximately $275,384, which includes direct external acquisition costs of $869. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of September 2, 2006.

The company funded the transaction with $80,384 in existing cash and $195,000 in new debt. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. This amount is recorded in long-term restricted cash and other long-term liabilities. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature.

The acquired assets consist primarily of assets used by Roanoke in the operation of its business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,894 of goodwill, $10,581 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the Full-Valu/Specialty operating segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Roanoke had occurred on November 28, 2004 (beginning of fiscal 2005). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 weeks ended	39 weeks ended
	August 27, 2005	September 2, 2006	August 27, 2005
Net revenue	$379,585	$1,149,674	$1,159,100
Net income	$17,008	$59,024	$41,901
Net income per share:
Basic	$0.30	$1.01	$0.73
Diluted	$0.29	$0.99	$0.72

Henkel KGaA’s insulating glass sealant business: On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. The insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business is included in the company’s Full-Valu/Speciality operating segment.

The total purchase price for the acquisition was approximately $33,409, which excludes direct external acquisition costs. Direct external costs are expected to be finalized in the fourth quarter of 2006. The company funded the transaction with existing cash.

The acquired assets consist of inventory, manufacturing equipment, and intangibles. The preliminary analysis of the valuation of the net assets received involved allocations of the consideration paid to $3,166 of current assets, $1,393 of equipment, $13,297 of intangible assets, $15,702 of goodwill and $149 of long-term liabilities. All of the goodwill was assigned to the Full-Valu/Specialty operating segment and is tax deductible over 5 to 15 years. Of the $13,297 of acquired intangibles, $8,358 was assigned to customer relationships with an expected life of approximately 7 years and $4,939 was assigned to intellectual property and trademarks that have expected lives of 10 years. Allocation of consideration paid is expected to be finalized during the fourth quarter of 2006.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on November 28, 2004 (beginning of fiscal 2005). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 weeks ended		39 weeks ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Net revenue	$389,712	$371,108	$1,145,202	$1,139,924
Net income	$24,208	$16,110	$59,250	$40,046
Net income per share:
Basic	$0.41	$0.28	$1.01	$0.70
Diluted	$0.40	$0.27	$0.99	$0.69

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

The company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the third quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Year 2000 Stock Incentive Plan: This plan allows for granting of awards to employees. On April 6, 2006, this plan was amended to, among other things, extend the term of the plan until January 26, 2016. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock.

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

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at September 2, 2006
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	498,956
Year 2000 Stock Incentive Plan	10,400,000	5,522,434
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	99,555

Grant-Date Fair Value

The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 and 39 weeks ended September 2, 2006 and August 27, 2005 were calculated using the following assumptions:

	13 Weeks Ended[1,2] September 2, 2006	39 Weeks Ended[2]
		September 2, 2006	August 27, 2005
Expected life (in years)	5.1	5.7	7.5
Weighted-average expected volatility	45.51%	45.72%	37.90%
Expected volatility	45.50% - 45.62%	45.50% - 46.0%	37.62% - 37.92%
Risk-free interest rate	4.99%	4.87%	4.30%
Expected dividend yield	1.27%	1.31%	1.60%
Weighted-average fair value of grants	$8.38	$8.45	$5.82

[1]	There were no options granted for the 13 week period ended August 27, 2005.
[2]	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

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

Total share-based compensation expense of $1,588 and $4,483 has been included in the company’s Consolidated Statements of Income for the 13 and 39 week periods ended September 2, 2006, respectively. Included in this amount is $772 and $2,656 of stock option expense for the 13 and 39 week periods ended September 2, 2006, respectively, that was recognized as a result of adopting SFAS 123R. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows:

	13 Weeks Ended September 2, 2006	39 Weeks Ended September 2, 2006
Selling, general and administrative expenses	$(772)	$(2,656)

Share-based compensation expense before income taxes	(772)	(2,656)
Tax benefit	305	1,022

Share-based compensation expense after income taxes	$(467)	$(1,634)
Effect on:
Earnings per share – Basic	$(0.01)	$(0.03)
Earnings per share – Diluted	$(0.01)	$(0.03)

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the 13 and 39 weeks ended September 2, 2006, there was $290 and $5,446 of excess tax benefit recognized resulting from share-based compensation cost.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. After evaluating the alternative methods, the company believes it will elect the transitional method described in FSP 123R-3 and used this to estimate its APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, the company estimated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts in the 39 weeks ended September 2, 2006 increased the APIC Pool to $6,142.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the 13 and 39 weeks ended August 27, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the 13 and 39 week periods ended September 2, 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	13 Weeks Ended August 27, 2005	39 Weeks Ended August 27, 2005
Net income, as reported	15,541	38,257
Add back: Share-based compensation expense recorded, net of related tax effects	435	1,134

Net income excluding share-based compensation	15,976	39,391
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,012)	(2,858)

Pro forma net income	14,964	36,533

Basic income per share:
As reported	$0.27	$0.67
Pro forma	$0.26	$0.64
Diluted income per share:
As reported	$0.26	$0.66
Pro forma	$0.25	$0.63

As of September 2, 2006, there was $6,439 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.7 years. Unrecognized compensation costs related to unvested restricted stock awards was $3,373, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-based Activity

Option activity for the 39 weeks ended September 2, 2006 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2005	4,311,226	$13.44
Granted	46,100	19.36
Exercised	(1,189,160)	12.59
Forfeited or Cancelled	(163,656)	14.22

Outstanding at September 2, 2006	3,004,510	$13.82

The fair value of options granted during the 13 weeks ended September 2, 2006 was $220. No options were granted in the third quarter of 2005. Total intrinsic value of options exercised during the 13 weeks ended September 2, 2006 and August 27, 2005 was $300 and $2,033, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 39 weeks ended September 2, 2006 and August 27, 2005 was $390 and $5,256, respectively. Total intrinsic value of options exercised during the 39 weeks ended September 2, 2006 and August 27, 2005 was $13,238 and $2,867, respectively. Proceeds received from option exercises during the 13 and 39 weeks ended September 2, 2006 were $464 and $14,970, respectively.

The following table summarizes information concerning outstanding and exercisable options as of September 2, 2006:

Range of Exercise Prices	Options Outstanding[4]				Options Exercisable[4]
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	394,798	4.1	$9.49	$3,892	394,798	4.1	$9.49	$3,892
$10.01-$15.00	1,848,786	6.9	13.75	10,344	970,688	6.1	13.46	5,713
$15.01-$20.00	760,926	9.3	16.21	2,400	5,122	5.8	15.31	21

	3,004,510	7.1	$13.82	$16,636	1,370,608	5.5	$12.33	$9,626

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.
[4]	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

Nonvested restricted stock awards as of September 2, 2006 and changes during the 39 weeks ended September 2, 2006 were as follows:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2005	151,530	499,820	651,350	$14.34	2.6
Granted	—	12,474	12,474	21.57	3.0
Vested	(53,470)	(59,784)	(113,254)	11.79	0.5
Forfeited	(19,984)	(10,292)	(30,276)	14.21	1.6

Nonvested at September 2, 2006	78,076	442,218	520,294	$15.07	2.0

Total fair value of restricted stock vested during the 13 weeks ended September 2, 2006 and August 27, 2005 was $1,325 and $1,316, respectively. Total fair value of restricted stock vested during the 39 weeks ended September 2, 2006 and August 27, 2005 was $2,957 and $1,945, respectively. The total fair value of nonvested restricted stock at September 2, 2006 was $10,068.

The company repurchased 7,306 and 11,348 restricted stock shares during the 13 weeks ended September 2, 2006 and August 27, 2005, respectively, in conjunction with restricted stock share vestings. The company repurchased 20,368 and 21,394 restricted stock shares during the 39 weeks ended September 2, 2006 and August 27, 2005, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company does not expect any additional restricted stock shares to be repurchased in fiscal 2006.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of September 2, 2006 and changes during the 39 weeks ended September 2, 2006 were as follows:

	39 Weeks Ended September 2, 2006
	Non-employee Directors	Employees	Total
Units outstanding December 3, 2005	184,023	180,233	364,256
Participant contributions	14,708	13,190	27,898
Company match contributions	15,174	11,804	26,978
Payouts	(26,218)	(31,097)	(57,315)

Units outstanding September 2, 2006	187,687	174,130	361,817

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Weighted-average common shares – basic	59,157,316	57,634,586	58,642,511	57,335,248
Equivalent shares from share based compensation plans	1,123,708	1,229,834	1,233,587	1,014,040

Weighted-average common shares – diluted	60,281,024	58,864,420	59,876,098	58,349,288

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

Share-based compensation awards for 46,275 and 28,520 shares, for the 13 week periods ended September 2, 2006 and August 27, 2005, respectively; and 80,583 and 39,462 shares for the 39 week periods ended September 2, 2006 and August 27, 2005, respectively were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follows:

	13 Weeks Ended		39 Weeks Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Net income	$24,198	$15,541	$59,009	$38,257
Other comprehensive income
Foreign currency translation, net	(863)	(1,839)	17,907	(12,844)

Total comprehensive income	$23,335	$13,702	$76,916	$25,413

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	September 2, 2006	December 3, 2005
Foreign currency translation adjustment	$38,596	$20,689
Minimum pension liability	(28,456)	(28,456)

Total accumulated other comprehensive income	$10,140	$(7,767)

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended September 2, 2006 and August 27, 2005
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2006	2005	2006	2005	2006	2005
Service cost	$1,824	$1,684	$662	$473	$470	$515
Interest cost	4,079	3,902	1,541	1,428	978	1,057
Expected return on assets	(4,964)	(5,364)	(1,327)	(1,006)	(942)	(958)
Amortization:
Prior service cost	126	143	(1)	(1)	(554)	(324)
Actuarial loss	1,329	462	503	259	849	907
Transition amount	—	—	9	8	—	—

Net periodic benefit cost	$2,394	$827	$1,387	$1,161	$801	$1,197

	39 Weeks Ended September 2, 2006 and August 27, 2005
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2006	2005	2006	2005	2006	2005
Service cost	$5,472	$5,052	$1,917	$1,545	$1,410	$1,547
Interest cost	12,237	11,706	4,455	4,496	2,934	3,170
Expected return on assets	(14,892)	(16,091)	(3,838)	(3,169)	(2,826)	(2,874)
Amortization:
Prior service cost	378	429	(2)	9	(1,662)	(971)
Actuarial loss	3,987	1,385	1,456	813	2,547	2,720
Transition amount	—	—	26	31	—	—

Net periodic benefit cost	$7,182	$2,481	$4,014	$3,725	$2,403	$3,592

In August 2006, the company began a process to diversify its U.S. Pension asset portfolio. As of September 2, 2006, approximately 25 percent of the reinvestment process was complete. At the end of this process, 100 percent of the portfolio will be reinvested with each reinvestment reflecting a target asset allocation of approximately 80 percent equities and 20 percent fixed income securities. This process is expected to be completed by May 31, 2008.

Note 7: Inventories

The composition of inventories follows:

	September 2, 2006	December 3, 2005
Raw materials	$76,500	$70,738
Finished goods	97,894	87,721
LIFO reserve	(17,372)	(15,475)

	$157,022	$142,984

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

As of September 2, 2006, the company had forward foreign currency contracts maturing between September 5, 2006 and July 5, 2007. The fair value effect associated with these contracts was net unrealized gains of $15 at September 2, 2006.

Note 9: Commitments and Contingencies

Environmental: Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and clean-up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of September 2, 2006, $2,104 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of September 2, 2006, the company had recorded $3,475 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change. Based upon currently available information, management does not believe that any such lawsuits, proceedings and investigations, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of September 2, 2006, the company’s subsidiary was a defendant in approximately 36 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5,000 in settlement of these lawsuits and claims, of which insurers have paid $733 and are expected to pay an additional $892. As of September 2, 2006, the company had recorded $1,730 for the probable liabilities and $1,725 for insurance recoveries, including the $892 referred to above, for all remaining EIFS-related lawsuits and claims. The company continually reevaluates these amounts.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3,522 towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1,236. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3,085 was paid out of the trust under the settlement. As of September 2, 2006, the amount the company and its insurers have remaining to pay out of the trust is up to $437. The company’s remaining portion of this is up to $284 and is recorded as restricted cash, which is included in other current assets. During the first nine months of 2006, the company accrued a total of $605 for settlements of asbestos-related lawsuits. The company’s insurers have paid or are expected to pay $321 of this amount.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of September 2, 2006, the company had $992 accrued for probable liabilities and $504 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 10: Restructuring and Other Related Costs:

The remaining liabilities accrued as part of prior years’ restructuring plans were $116 and $343 as of September 2, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

Total liabilities at December 3, 2005	$343
Currency change effect	6
Cash payments	(233)

Total liabilities at September 2, 2006	116
Long-term portion of liabilities	(39)

Current liabilities at September 2, 2006	$77

Note 11: Operating Segments

Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains (losses) on sales of assets. Corporate expenses are fully allocated to the operating segments. Segment data for the quarter follows:

	13 Weeks Ended
	September 2, 2006			August 27, 2005
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$247,543	$5,019	$23,469	$248,299	$3,522	$16,036
Full-Valu/Specialty	141,406	830	11,131	109,792	525	8,086

Total	$388,949		$34,600	$358,091		$24,122

	39 Weeks Ended
	September 2, 2006			August 27, 2005
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$746,537	$7,757	$63,503	$772,123	$6,705	$36,652
Full-Valu/Specialty	379,205	1,367	25,707	326,880	873	18,903

Total	$1,125,742		$89,210	$1,099,003		$55,555

Reconciliation of Operating Income to Income before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		39 Weeks Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Operating income	$34,600	$24,122	$89,210	$55,555
Gains (losses) from sales of assets	(14)	278	831	7,076
Interest expense	(4,575)	(2,942)	(12,285)	(9,166)
Other income (expense), net	274	(25)	280	(839)

Income before income taxes, minority interests, and income from equity investments	$30,285	$21,433	$78,036	$52,626

Note 12: Subsequent Event

On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The total initial cash payment was $4,950 and was funded through existing cash. Carolina Polymers is also entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007. The acquisition will be recorded in the Global Adhesives operating segment.

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

Net income of $24.2 million in the third quarter of 2006 was 55.7 percent higher than the net income of $15.5 million in the third quarter of 2005. The net income increase resulted primarily from management’s continuing emphasis on repositioning its product portfolio to a more profitable mix of business. Productivity gains and an ongoing focus on process improvements also contributed to the profitability improvement. The gross profit margin of 28.4 percent was 1.1 percentage points above last year’s margin of 27.3 percent. Net earnings per share, on a diluted basis, was $0.40 in the third quarter of 2006 as compared to $0.26 in the third quarter of 2005.

On June 9, 2006 the company acquired the insulating glass sealant business of Henkel KGaA. The results for the third quarter of 2006 include twelve weeks of the Henkel operations.

Effective December 4, 2005, the company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS 123R”) using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as selling, general and administrative expense. Total share-based compensation expense recorded in the third quarter and nine months year-to-date of 2006 was $1.6 million ($1.0 million, net of tax) and $4.5 million ($2.8 million, net of tax), respectively. Included in these amounts are $0.8 million ($0.5 million, net of tax) and $2.7 million ($1.6 million, net of tax) of share-based compensation expense for the third quarter and nine months year-to-date 2006, respectively, which represent additional expense recorded as a result of adopting SFAS 123R. Share-based compensation expense recorded for the third quarter and nine months year-to-date for 2005 was $0.7 million ($0.4 million, net of tax) and $1.8 million ($1.1 million, net of tax), respectively. These amounts would have been $1.7 million ($1.0 million, net of tax) and $4.7 million ($2.9 million, net of tax) for the third quarter and nine months year-to-date 2005, respectively, had the company recognized share-based expense in the Consolidated Statements of Income under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Unrecognized compensation expense from unvested share-based awards was $9.8 million as of September 2, 2006 and is expected to be recognized over a weighted-average period of 2.4 years. See Note 3 for more details.

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

Pension and Other Postretirement Plan Assumptions: In August 2006, the company began a process to diversify its U.S. Pension asset portfolio. As of September 2, 2006, approximately 25 percent of the reinvestment process was complete. At the end of this process, 100 percent of the portfolio will be reinvested with each reinvestment reflecting a target asset allocation of approximately 80 percent equities and 20 percent fixed income securities. This process is expected to be completed by May 31, 2008. Management will assess the impact of the asset reallocation on the expected return on assets assumption for fiscal 2007, which is based on the company’s August 31, 2006 measurement date.

Results of Operations

Net Revenue: Net revenue in the third quarter of 2006 of $388.9 million was $30.9 million or 8.6 percent above the net revenue of $358.1 million in the third quarter of 2005. The net revenue increase was driven by the net effect of acquisitions and divestitures, which contributed an increase of $30 million or 8.4 percent to the net revenue variance compared to last year. The impact on net revenue from foreign currency translation was a positive 1.4 percent as compared to the third quarter of 2005. Increases in selling prices accounted for a net revenue increase of 5.8 percent in the third quarter while sales volume, excluding acquisitions and divestitures, decreased 7.0 percent. The volume decreases and selling price increases were consistent with the company’s strategy to reposition its product portfolio.

Through nine months of 2006, net revenue of $1,125.7 million increased $26.7 million or 2.4 percent over the first nine months of 2005. The net impact of acquisitions and divestitures accounted for net revenue increases of 2.9 percent while the currency effects accounted for decreases of 0.6 percent. Increases in selling prices contributed a positive 6.7 percent to the net revenue variance to last year and decreases in sales volume accounted for a negative impact of 6.6 percent.

Cost of Sales: The cost of sales of $278.6 million in the third quarter of 2006 was $18.1 million or 6.9 percent higher than the cost of sales in the third quarter of 2005. The cost of sales from businesses acquired added approximately $24 million to the third quarter of 2006 as compared to last year. Raw material costs continued to increase in the third quarter of 2006 as oil prices hit record levels during the quarter. Lower sales volume combined with process improvements resulting from the company’s Lean

Six SigmaSM initiatives helped mitigate the impact of the higher raw material prices. Through nine months of 2006, the cost of sales of $805.9 million was $5.3 million or 0.7 percent less than the first nine months of 2005. Similar to the third quarter, reduced sales volume and productivity improvements mitigated the impact from increases in raw material costs.

As a percent of net revenue, the cost of sales in both the third quarter and first nine months of 2006 was 71.6. In 2005, the cost of sales as a percent of net revenue was 72.7 percent in the third quarter and 73.8 percent for the first nine months.

Gross Profit Margin: The gross profit margin was 28.4 percent in the third quarter of 2006 and 27.3 percent in the third quarter of 2005. A shift in mix to more profitable products, selling price increases, productivity improvements and cost reductions in the manufacturing operations all contributed to the improved margin.

For the first nine months of 2006 the gross profit margin was 28.4 percent as compared to 26.2 percent for the first nine months of 2005.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses of $75.7 million in the third quarter of 2006 were $2.3 million or 3.1 percent higher than in the third quarter of 2005. The SG&A expenses from businesses acquired during 2006 were $5.3 million in the third quarter. The expensing of stock options in accordance with SFAS 123R added $0.8 million in the third quarter of 2006. SG&A decreases resulted from lower payroll-related costs due to reduced headcount as well as process improvements resulting from the company’s Lean Six SigmaSM initiatives.

Through the first nine months of 2006 SG&A expenses of $230.7 million were $1.6 million or 0.7 percent less than the first nine months of 2005. Expense increases related to businesses acquired, stock options and pension costs were more than offset by savings related to reduced headcount, lower depreciation expense and reduction in expenses resulting from the 2005 formation of the joint venture in Japan with Sekisui Chemical.

Gains (Losses) from Sales of Assets: Gains (losses) from sales of assets were losses of $14 thousand in the third quarter of 2006 and gains of $0.3 million in the third quarter of 2005. Last years gains resulted primarily from the sale of a vacant property in Australia. Through nine months of 2006 the gains (losses) from sales of assets were $0.8 million with the most significant transaction being the sale of a small adhesives product line and associated assets in the first quarter of this year. Through nine months of 2005, the gains (losses) from sales of assets were gains of $7.1 million. Included in this figure was a $4.7 million gain related to the sale of a 20 percent equity interest in the company’s China operations to Sekisui Chemical. In addition to the China-related gain, last year’s first nine months included a $1.7 million gain on the sale of a European facility that had been closed as part of a previous restructuring initiative.

Other Income (Expense), Net: Other income (expense), net was income of $0.3 million in the third quarter of 2006 and expense of $25 thousand in the third quarter of 2005. Through nine months of 2006 other income (expense), net was income of $0.3 million as compared to expense of $0.8 million in 2005. Interest income increased $1.2 million in the first nine months of 2006 as compared to last year primarily due to the higher average cash and cash equivalents balance in 2006 versus 2005.

Interest Expense: Interest expense of $4.6 million in the third quarter of 2006 increased $1.6 million from the third quarter of 2005. The increased debt related to the Roanoke acquisition in the second quarter of 2006 resulted in the higher interest expense in 2006. Through nine months, interest expense of $12.3 million in 2006 was $3.1 million more than the $9.2 million in 2005.

Income Taxes: The effective tax rate was 24.6 percent in the third quarter of 2006 and 32.0 percent in the third quarter of 2005. During the third quarter of 2006, the rate was lowered from 30.0 percent at the end of the second quarter of 2006 to 29.0 percent. The lower rate in 2006 was primarily due to the changes in geographic mix of pretax earnings generation. In addition, the third quarter of 2006 included a credit to income tax expense of $0.9 million related to favorable settlements on tax audits. Through nine months of 2006 the effective tax rate was 27.9 percent as compared to 32.3 percent for the first nine months of 2005.

Minority Interests in (Income) Loss of Subsidiaries: Minority interests in (income) loss of subsidiaries was an expense of $0.3 million in the third quarter of 2006 and income of $0.3 million in the third quarter of 2005. The 2006 expense was the result of the profitability of the company’s North American automotive joint venture of which it owns 70 percent and the Chinese adhesives business of which it owns 80 percent. The minority interest income in 2005 resulted from losses at the automotive joint venture. Through nine months of 2006 the minority interests was an expense of $1.0 million and in the first nine months of 2005 was income of $0.8 million.

Income from Equity Investments: Income from equity investments was $1.6 million in the third quarter and $3.7 million in the first nine months of 2006 as compared to $0.7 million and $1.8 million for the same periods of 2005, respectively. The increases in 2006 as compared to 2005 were due to the improved performance of the company’s 30 percent ownership in a European automotive joint venture and its 40 percent ownership in the Japanese joint venture with Sekisui Chemical. 2006 included nine months of results from the Japanese joint venture while 2005 included only five months. The Japanese joint venture was formed on April 1, 2005.

Net Income: Net income of $24.2 million in the third quarter of 2006 was 55.7 percent more than the net income of $15.5 million in the third quarter of 2005. The diluted earnings per share improved to $0.40 in the third quarter of 2006 from $0.26 in the third quarter of 2005. The net income for the first nine months of 2006 of $59.0 million increased 54.2 percent from the first nine months of 2005. The diluted earnings per share of $0.99 in the first nine months of 2006 increased 50 percent from last year’s diluted earnings per share of $0.66.

Operating Segment Results

Note: Management evaluates the performance of its operating segments based on operating income which is defined as gross profit less SG&A expenses and excluding the gains/(losses) on sales of assets. Corporate expenses are fully allocated to the operating segments.

Global Adhesives: Net revenue in the Global Adhesives operating segment of $247.5 million in the third quarter of 2006 was 0.3 percent less than the net revenue of $248.3 million in the third quarter of 2005. The net effect of lower sales volume and higher average selling prices accounted for a reduction in net revenue of 2.0 percent for the quarter as compared to last year. The impact from foreign currencies was a positive 2.0 percent as the euro strengthened in the third quarter of 2006 as compared to last year. Divestitures of certain product lines in previous quarters resulted in a net revenue decrease of 0.3 percent in the third quarter of 2006 as compared to last year. Management continues to focus on repositioning the Global Adhesives product portfolio to a more profitable mix. Through the first nine months of 2006 net revenue decreased 3.3 percent from the same period in 2005. The net effect from pricing, volume and sales mix was a negative 0.4 percent as compared to the first nine months of 2005. The effects of divestitures and the 2005 deconsolidation of the Japanese adhesive business was a negative 2.1 percent. The impact from currency fluctuations was a reduction in net revenue of 0.8 percent.

Operating income of $23.5 million in the third quarter of 2006 was 46.3 percent higher than last year’s operating income of $16.0 million. Increases in average selling prices combined with efficiency improvements in the manufacturing areas resulting from Lean Six SigmaSM projects allowed the Global Adhesives segment to offset the effects of higher raw material costs and lower sales volume. Through nine months of 2006 the Global Adhesives operating income increased 73.3 percent from the first nine months of 2005. As a percent of net revenue, 2006 operating income was 9.5 percent in the third quarter and 8.5 percent in the first nine months. For the same periods of 2005 the operating income as a percent of net revenue was 6.5 percent and 4.7 percent, respectively.

Full-Valu/Specialty: Net revenue in the third quarter of 2006 for the Full-Valu/Specialty segment of $141.4 million was 28.8 percent above the net revenue recorded in the third quarter of 2005 of $109.8 million. The acquisitions made during 2006 added $30.7 million or 28.0 percent to the 2006 net revenue. The net effect of selling price increases and volume decreases increased net revenue in the third quarter of 2006 by 0.5 percent as compared to last year while currency fluctuations accounted for a 0.3 percent increase. Through nine months of 2006, net revenue increased 16.0 percent as compared to last year with the acquisitions contributing increases of 14.6 percent. The net impact of increases in selling prices and decreases in sales volume contributed 1.6 percent to the net revenue variance through nine months of 2006. Changes in currency rates resulted in a net revenue decrease of 0.2 percent as compared to the first nine months of 2005.

Operating income in the third quarter of 2006 of $11.1 million was $3.0 million or 37.7 percent higher than the third quarter of 2005. As a percent of net revenue the operating income was 7.9 percent in the third quarter of 2006 as compared to 7.4 percent in the third quarter of 2005. The increase in operating income was accomplished despite the costs incurred associated with the integration and transition of the two acquisitions. For the first nine months of 2006, operating income increased 36 percent as compared to the first nine months of 2005 to $25.7 million. Savings from cost structure changes implemented in 2005, selling price increases and sales growth in key product lines all contributed to the 2006 operating income growth through the first nine months. As a percent of net revenue, operating income was 6.8 percent in the first nine months of 2006 and 5.8 percent in the first nine months of 2005.

Restructuring and Other Related Costs

The remaining liabilities accrued as part of the 2002 restructuring plan were $0.1 million and $0.3 million as of September 2, 2006 and December 3, 2005, respectively. Details of the activity for fiscal 2006 are as follows:

(in thousands)
Total liabilities at December 3, 2005	$343
Currency change effect	6
Cash payments	(233)

Total liabilities at September 2, 2006	116
Long-term portion of liabilities	(39)

Current liabilities at September 2, 2006	$77

Liquidity and Capital Resources

The company made two significant acquisitions in the first nine months of 2006. During the second quarter, the Roanoke acquisition was completed with a purchase price of approximately $275 million. The Roanoke acquisition was funded with $195 million of debt and approximately $80 million of cash. In the third quarter of 2006 the company made an asset purchase of the insulating glass sealant business from Henkel KGaA for approximately $34 million. The Henkel transaction was funded with cash on hand.

The company’s capitalization ratio, defined as total debt divided by total debt plus total stockholders’ equity was 29.8 percent as of September 2, 2006 as compared to 20.0 percent at December 3, 2005. Total debt was $287.9 million as of September 2, 2006 as compared to $146.8 million at December 3, 2005. Cash and cash equivalents were $123.6 million as of September 2, 2006 and $157.6 million at December 3, 2005.

Cash Flows from Operating Activities: Cash provided from operating activities was $129.7 million in the first nine months of 2006 as compared to $64.9 million in the first nine months of 2005. Improved profitability and a strong focus on working capital management were the main reasons for the increase in cash flows from operating activities. A key metric monitored by management is net working capital as a percentage of annualized net revenue (current quarter multiplied by four). Net working capital is defined as trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables. That percentage was 14.5 percent at the end of the third quarter of 2006 versus 16.0 percent at year-end 2005 and 17.9 percent at the end of the third quarter of 2005. Increases in trade payables had the most significant impact on reducing the net working capital as a percentage of net revenue. Changes in payables resulted in a source of cash of $18.8 million in the first nine months of 2006 as compared to a use of cash of $20.7 million for the same period of 2005. This quarter’s trade payables balance included a temporary increase of approximately $8 million from an acquisition-related payable. Reductions in inventory days on hand also contributed to the improvement in the net working capital percentage.

Cash Flows from Investing Activities: Primarily due to the two acquisitions in 2006, investing activities resulted in a use of cash of $319.2 million in the first nine months of 2006. The Roanoke acquisition accounted for approximately $275 million and the acquisition of the insulated glass sealant business was approximately $34 million. Purchases of property, plant and equipment of $12.8 million were partially offset by approximately $2.5 million of cash proceeds from the sales of businesses. The proceeds resulted primarily from the sale of a small adhesives product line which included a facility and certain other related assets. In the first nine months of 2005 investing activities resulted in a positive cash flow of $8.9 million. The most significant transactions were the sale of an idle European manufacturing site that resulted in $10.2 million of cash proceeds and the sale of a 20 percent interest in the China operations for $8 million. Purchases of property, plant and equipment were $17.9 million in the first nine months of 2005.

For the full year of 2006 purchases of property, plant and equipment are expected to approximate $20 to $25 million as compared to $25.5 million for the full year of 2005.

Cash Flows from Financing Activities: Financing activities resulted in a source of cash of $149.8 million in the first nine months of 2006 driven by the $195 million of debt proceeds used to fund the Roanoke acquisition. Strong cash flow from operating activities allowed management to pay down $30 million of the new debt during the third quarter of 2006. A $25 million payment was also made in the second quarter of 2006 for the retirement of private placement debt. Cash generated from the exercise of stock options was $15.0 million in the first nine months of 2006. For the same period in 2005, cash generated from stock options was $7.4 million. Financing activity in the first nine months of 2005 resulted in cash used of $26.1 million with the main transaction being the repayment of $22 million of the company’s 1994 private placement debt. Cash dividends paid were $11.0 million in the first nine months of 2006 and $10.4 million in the first nine months of 2005.

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

Management anticipates that cash flows from operating activities will again be positive in the fourth quarter and there will be sufficient cash to fund all fourth quarter cash requirements without the utilization of the line of credit. Management believes the company’s ongoing operating cash flows will continue to provide sufficient amounts of cash to fund all other expected investments and capital expenditures.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on net income of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of September 2, 2006 would be approximately $1.8 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 49 percent of net revenue was generated outside of the United States in the first nine months of 2006. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2006, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.4 million.

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

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of September 2, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Change in internal control over financial reporting

There were no changes in the company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters. From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the cleanup of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former plants are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, may exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of September 2, 2006, $2.1 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. The company accrues appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. As of September 2, 2006, the company had reserved $3.5 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean-up of the sites, the company’s responsibility for such hazardous waste and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of September 2, 2006, the company’s subsidiary was a defendant in approximately 36 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line. During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5.0 million in settlement of these lawsuits and claims, of which insurers have paid $0.7 million and are expected to pay an additional $0.9 million. As of September 2, 2006, the company had recorded $1.7 million for the probable liabilities and $1.7 million for insurance recoveries, including the $0.9 million referred to above, for all remaining EIFS-related lawsuits and claims. The company continually reevaluates these amounts.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3.5 million towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have agreed to pay approximately $1.2 million. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. On December 1, 2005, $3.1 million was paid out of this trust under the settlement. As of September 2, 2006, the amount the company and its insurers have remaining to pay out of trust is up to $0.4 million. The company’s remaining portion of this is up to $0.3 million and is recorded as restricted cash, which is included in other current assets. During the first nine months of 2006, the company accrued a total of $0.6 million for settlements of asbestos-related lawsuits. The company’s insurers have paid or are expected to pay $0.3 million of this amount.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of September 2, 2006, the company had $1.0 million accrued for probable liabilities and $0.5 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 4, 2006 – July 8, 2006	6,476	$23.39	—	N/A
July 9, 2006 – August 5, 2006	830	$23.94	—	N/A
August 6, 2006 – September 2, 2006	—	—	—	N/A

Item 6.

Exhibits
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended to date

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: October 6, 2006	/s/ John A. Feenan
John A. Feenan
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibits
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended to date

12	Computation of Ratios

31.1	Form of 302 Certification - Albert P.L. Stroucken

31.2	Form of 302 Certification - John A. Feenan

32.1	Form of 906 Certification - Albert P.L. Stroucken

32.2	Form of 906 Certification - John A. Feenan