Form 10-K
period 2006-12-02
FULLER H B CO
filed 2007-02-15
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 3, 2006 was approximately $1,444,201,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $24.49 on such date and adjusted for the July 2006 2-for-1 stock split).

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, was 60,561,265 as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2007.

H.B. FULLER COMPANY

2006 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 31 countries in North America, Europe, Latin America and the Asia Pacific region. The business is reported in two operating segments. The Global Adhesives operating segment represents approximately 69 percent of global net revenue and is managed on a worldwide basis. The Full-Valu/Specialty operating segment represents approximately 31 percent of global net revenue.

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

The Full-Valu/Specialty operating segment produces and supplies specialty chemical product lines for ceramic tile applications, HVAC insulation, specialty products and consulting for packaging solutions, consumer products and products for the insulating glass market applications, as well as paint sold through a variety of distribution channels in Central America.

Management evaluates operating segment performance based on operating income which is defined as gross profit minus selling, general and administrative expenses (“SG&A”). Corporate expenses are fully allocated to the operating segments, except for $12.3 million of charges in 2006 related to the Separation Agreement entered into with the former CEO on November 20, 2006. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a minor markup for administrative costs.

Financial Information with respect to the company’s segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

Non-U.S. Operations.    The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2006, the company had sales offices and manufacturing plants in 15 countries outside the United States and satellite sales offices in another 15 countries.

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

Customers.    Of the $1,472.4 million net revenue to unaffiliated customers in 2006, $779.6 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog.    Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at December 2, 2006, December 3, 2005 or November 27, 2004.

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

The majority of the company’s raw materials are petroleum/natural gas based derivatives. Under normal conditions, all of these raw materials are generally available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials, however, supply and demand pressures are also beginning to impact some markets.

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

The company owns numerous trademarks and service marks. Trademarks, such as Advantra®, Adalis®, Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIMTM Adhesive, Tile Perfect® and ChapCo® are important in marketing products. Most of the company’s trademarks and service marks are registered.

Research and Development.    The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $16.9 million, $16.2 million and $15.2 million in 2006, 2005, and 2004, respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

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

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $7.8 million, including approximately $1.9 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Employees.    Approximately 3,700 individuals were employed on December 2, 2006, of which approximately 1,450 individuals were in the United States.

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

•

Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter will have a material adverse effect on its long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. See Item 3. Legal Proceedings for a discussion of current litigation.

•

Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and, based on currently available information, are not expected to have, a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters. See Item 3. Legal Proceedings for a discussion of current environmental matters.

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

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 19 plants located throughout the United States and at 17 plants located in 15 other countries. The Global Adhesives and Full-Valu/Specialty segments operate 11 and 8 plants, respectively in the United States and 14 and 3 plants, respectively outside the United States. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of the company’s manufacturing plants as of December 2, 2006:

Global Adhesives	Manufacturing Sq Ft	Full-Valu/Specialty	Manufacturing Sq Ft
Non-U.S. :
Argentina - Buenos Aires	10,367	Costa Rica - Alto de Ochomogo, Cartago	167,199
Australia - Dandenong South, VIC	71,280	Honduras - San Pedro Sula	23,346
Austria - Wels	66,500	Republic of Panama - Tocumen, Panama	30,588
Brazil - Sorocaba, SP [2]	7,535
Canada - Boucherville, QC	36,500
Chile - Maipu, Santiago	64,099
Republic of China - Huangpu Guangzhou [1]	68,380
Colombia - Itagui, Antioquia [1]	7,800
Costa Rica - Alajuela	4,993
Germany - Lueneburg	64,249
- Nienburg	139,248
Italy - Borgolavezzaro, (No)	24,219
Philippines - Laguna	10,759
Portugal - Porto	90,193
United Kingdom - Dukinfield, Cheshire	17,465

Total Non-U.S.	683,587		221,133

U.S.:
California - Roseville	82,202	Florida - Gainesville	6,800
Georgia - Covington	73,500	Georgia - Dalton	72,000
- Tucker	69,000	Illinois - Aurora	149,000
Kentucky - Paducah	252,500	- Palatine	55,000
Michigan - Farmington Heights [1]	26,000	Minnesota - Fridley	15,850
- Grand Rapids	65,689	New Jersey - Edison [1]	5,000
- Taylor	30,000	- Edison [2]	37,000
Minnesota - Vadnais Heights	53,145	Texas - Houston	11,000
Missouri - St. Louis [2]	21,000	Washington - Vancouver	35,768
Ohio - Blue Ash	102,000
- Dayton [1]	220,000
Texas - Mesquite	48,000

Total U.S.	1,043,036		387,418

Total U.S. and Non-U.S.	1,726,623		608,551

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

Environmental Matters.    From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the cleanup of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of December 2, 2006, $2.1 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of December 2, 2006, the company had reserved $3.9 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean-up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future environmental matters impacting the company. While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of December 2, 2006, the company’s subsidiary was a defendant in approximately 29 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5.0 million in settlement of these lawsuits and claims, of which insurers have paid $1.0 million and are expected to pay an additional $0.6 million. As of December 2, 2006, the company had recorded $1.7 million for the probable EIFS-related liabilities and $1.2 million for insurance recoveries, including the $0.6 million referred to above, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

EIFS-related liabilities include amounts for pending lawsuits and claims as well as unasserted claims. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued for the unasserted claims are based primarily on historical experience. Because of the many uncertainties involved with litigation, management has concluded that it is not possible to estimate a range of loss, if any, that would exceed the accrual.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended December 2, 2006	Year Ended December 3, 2005	Year Ended November 27, 2004
Lawsuits and claims at beginning of year	75	94	93
New lawsuits and claims asserted	9	29	48
Lawsuits and claims settled	(55)	(40)	(44)
Lawsuits and claims dismissed	—	(8)	(3)

Lawsuits and claims at end of year	29	75	94

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(in thousands)	Year Ended December 2, 2006	Year Ended December 3, 2005	Year Ended November 27, 2004
Settlements reached	$5,989	$2,618	$1,753
Defense costs incurred	$2,507	$3,324	$2,832
Insurance payments received or expected to be received	$3,492	$2,276	$1,578

Plaintiffs in EIFS cases generally seek to have their homes repaired or the EIFS replaced, and a dollar amount for the cost of repair or replacement is not ordinarily specified in the complaint. Although complaints in EIFS cases usually do not contain a specific amount of damages claimed, a complaint may assert that damages exceed a specified amount in order to meet jurisdictional requirements of the court in which the case is filed. Therefore, the Company does not believe it is meaningful to disclose the dollar amount of damages asserted in EIFS complaints.

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

As a result of bankruptcy filings by numerous defendants in asbestos-related litigation and the prospect of national and state legislative reform relating to such litigation, the rate at which plaintiffs filed asbestos-related lawsuits against various companies (including the company) increased in 2001, 2002 and the first half of 2003. Since the second half of 2003, the rate of these filings has declined. However, the company expects that asbestos-related lawsuits will continue to be filed against the company in the future.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company agreed to contribute approximately $3.5 million towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have paid $1.2 million. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. As of December 2, 2006, the amount the company and its insurers have remaining to pay out of trust is up to $0.4 million. The company’s remaining portion of this is up to $0.3 million and is recorded as restricted cash, which is included in other current assets.

During the years ended December 2, 2006, December 3, 2005 and November 27, 2004 the Company settled five, twelve and ten asbestos-related lawsuits, respectively. The 2004 figure excludes the group settlement discussed above in the immediately preceding paragraph. The total amount of the settlements were $0.6 million, $0.7 million and $0.4 million in 2006, 2005 and 2004, respectively. The company’s insurers have paid or are expected to pay $0.4 million, $0.5 million and $0.2 million of these settlement amounts in 2006, 2005 and 2004, respectively. In addition, as discussed above, in 2004 the Company agreed to contribute $3.5 million to the group settlement. The Company’s insurers have paid $1.2 million of that settlement amount.

The Company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the Company, because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the Company. Rather, the Company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 2, 2006, the company had $1.2 million accrued for probable liabilities and $0.6 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

None in the quarter ended December 2, 2006.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 31, 2007. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
Michele Volpi	42

President and Chief Executive Officer

Group President, General Manager, Global Adhesives

Global SBU Manager, Assembly

General Manager Marketing and Product Management of the Polymershapes Division, GE Plastics

			December 2006-Present December 2004-December 2006 June 2002-December 2004 March 2001-June 2002

John A. Feenan	46	Senior Vice President and Chief Financial Officer Senior Vice President and CFO, Jostens, Inc.	August 2003-Present 2001-August 2003

Timothy J. Keenan	49

Vice President, General Counsel and Corporate Secretary

General Counsel and Corporate Secretary

Deputy General Counsel, Assistant Corporate Secretary

Senior Attorney and Assistant Secretary, International Multifoods Corporation

			December 2006-Present December 2005-December 2006 August 2004-December 2005 1991-August 2004

Stephen J. Large	49	Group President, General Manager, Full-Valu/Specialty Vice President and Chief Process Improvement Officer Vice President, Operations/Supply Chain	July 2003-Present December 2002-July 2003 May 2001-December 2002

James C. McCreary, Jr.	50	Vice President, Corporate Controller	November 2000-Present

Ann B. Parriott	48	Vice President, Human Resources Vice President, Applied Global Services, Applied Materials, Inc. Human Resources Manager, Intel Corporation People Systems Manager, Intel Corporation	January 2006-Present January 2004-December 2005 November 2002-October 2003 June 2000-November 2002

Cheryl A. Reinitz	48	Vice President, Treasurer Director, Tax	December 2005-Present July 2000-December 2005

Edwin J. Snyder	49	Vice President and Chief Process Improvement Officer Vice President, Global Supply Chain Management Director of Sourcing and Supply Chain, Performance Polymers and Chemicals, Honeywell, Inc.	July 2003-Present May 2002-July 2003 December 1996-May 2002

The Board of Directors elects the executive officers annually.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of December 2, 2006, there were 2,794 common shareholders of record for the company’s Common Stock. The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters. All amounts have been adjusted to reflect the July 2006 2-for-1 stock split.

	High and Low Sales Price				Dividends (Per Share)
	2006		2005
	High	Low	High	Low	2006	2005
First quarter	$20.96	$15.60	$14.65	$12.63	$0.06125	$0.05750
Second quarter	28.00	19.94	16.18	13.17	0.06250	0.06125
Third quarter	25.08	18.11	18.06	15.86	0.06250	0.06125
Fourth quarter	28.25	18.50	17.09	13.65	0.06250	0.06125
Year	28.25	15.60	18.06	12.63	0.24875	0.24125

There are no significant contractual restrictions on the company’s ability to declare or pay dividends.

The annual meeting of shareholders will be held on Thursday, April 5, 2007, at 2 p.m., central time, at the Science Museum of Minnesota, 120 West Kellogg Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
September 3, 2006 – October 7, 2006	—	—	—	N/A
October 8, 2006 – November 4, 2006	—	—	—	N/A
November 5, 2006 – December 2, 2006	53,314	$25.91	—	N/A

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2006[1,2]	2005[1,3]	2004[1]	2003[1]	2002[1]
Net revenue	$1,472,391	$1,437,074	$1,330,933	$1,214,478	$1,177,715
Income from continuing operations before cumulative effect of accounting change	$80,948	$56,719	$29,775	$36,176	$25,258
Percent of net revenue	5.5	3.9	2.2	3.0	2.1
Total assets	$1,478,471	$1,107,557	$1,135,359	$1,007,588	$961,439
Long-term debt, excluding current installments	$224,000	$112,001	$138,149	$161,047	$161,763
Stockholders’ equity	$777,792	$587,085	$555,460	$511,508	$449,845

Per Common Share:
Income from continuing operations before cumulative effect of accounting change:
Basic	$1.38	$0.99	$0.52	$0.64	$0.45
Diluted	$1.35	$0.97	$0.51	$0.63	$0.44
Dividends declared and paid	$0.2488	$0.2413	$0.2288	$0.2238	$0.2188
Book value	$12.98	$10.06	$9.70	$8.99	$7.93
Number of employees	3,721	3,806	4,311	4,280	4,345

1	All amounts have been adjusted for: a) the July 2006 2-for-1 stock split (see Note 1 to the Consolidated Financial Statements) and b) removal of discontinued operations (see Note 2 to the Consolidated Financial Statements), c) reclassifications associated with the adoptions of SFAS 123R (see Note 3 to the Consolidated Financial Statements), which required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

2	Amounts include the second quarter 2006 acquisition of Roanoke and the third quarter acquisition of Henkel KGaA’s insulating glass sealant business (see Note 2 to the Consolidated Financial Statements).

3	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global manufacturer and marketer of adhesives and other specialty chemical products. The company is managed through two operating segments – Global Adhesives and Full-Valu/ Specialty.

Global Adhesives:    The Global Adhesives segment produces and markets adhesives products for applications in a variety of markets on a global basis. The segment is managed primarily through four geographic regions, i.e. North America, Europe, Latin America and Asia Pacific. Each of the four regions manufactures and supplies products in the assembly, converting, nonwoven and footwear categories as described below. Through its global presence, the segment is able to supply product to large customers on a global basis. The automotive business is managed through the company’s 70 percent-owned joint venture with a European company and markets its products primarily to the North American automotive industry.

Major categories and applications for the Global Adhesives products are described below:

Category	Description
Assembly	Hot melt, water-based, and thermoset adhesives and mastics. These products are used in the creation of abrasives, appliances, brushes, doors, electronics, filters, flooring, household and office furniture, kitchen cabinets, marine applications, medical devices, millwork, paint rollers, and sporting goods.

Converting	Hot melt and water-based products, which are vital to the production of bags and sacks, composite cans, corrugated cardboard, disposable paper goods, paperboard laminating, tape and labels, tissues and towels, and tubewinding.

Nonwoven	Hot melt adhesives used in disposable diapers, sanitary pads, and adult incontinence garments, as well as water-based and hot melt adhesives for disposable medical garments.

Footwear	Cleaners, primers, and adhesives for manufacturing footwear and leather goods.

Automotive	Adhesives and sealants for the North American automotive industry.

The Global Adhesives segment also includes certain strategic functions that are managed on a centralized basis at the operating segment level. These functions include, marketing, research and development, global accounts, process improvement, finance and human resources. Resources in the strategic functions are shared throughout the segment and are focused on maximizing the performance of the entire segment on a global basis. The marketing and research and development functions are responsible for the development, introduction and management of the segment’s products. The global accounts function manages our relationships with customers that operate on a global basis. These customers represented 22 percent of the segment’s net revenue in 2006. The process improvement group includes personnel that focus on revenue enhancement, cost reduction and pricing strategy. Finance and human resources establish global processes for their respective functions. These processes are executed by the individual segment components to ensure consistency in global information.

Full-Valu/Specialty:    The Full-Valu/Specialty segment provides customers with complete solutions that integrate products, services, knowledge, and capabilities. Key business categories of this segment are as follows:

Category	Description
Specialty Construction

A portfolio of branded product lines, including:

Foster® products, which include mastics, coatings, sealants and adhesives for the thermal insulation, indoor air quality, asbestos abatement and HVAC markets.

TEC® products, which include ceramic tile installation products, flooring adhesives, surface preparation products, exterior insulation finish systems and epoxy flooring for commercial and professional contractor markets.

Tile Perfect® products, which includes pre-mixed grouts, mortars and other products largely targeted to the retail home improvement marketplace.

Insulating Glass	Offers products and expertise in the assembly of insulating glass and windows in North American, European and Asian markets.

Packaging Solutions	Provides consulting and innovative solutions for corrugated and folding carton packaging and engineered wood industries.

Paints	A portfolio of liquid paints brands for interior, exterior, architectural, automotive, marine and industrial applications in Central America. Brands include Protecto® and Glidden®.

Consumer	Within the Asia Pacific region, produces and markets adhesives, sealants and coatings for construction, craftsman and do-it-yourself markets. In Latin America, consumer sales consist of products such as glues used in schools.

The business components of the Full-Valu/Specialty segment are managed and integrated in such a way that allows them to leverage segment-wide resources and capabilities to create competitive advantages. These capabilities include branding, channel management and the capability to sell to large nation-wide retailers. Growth through acquisitions was critical to the Full-Valu/Specialty segment in 2006 as both the Roanoke and insulating glass business acquisitions, discussed below, were part of the Full-Valu/Specialty segment. Resources from within the Full-Valu/Specialty segment were allocated in 2006 to both the due diligence and integration of the two acquisitions as over $300 million was invested for the two businesses combined.

Total Company: When reviewing the company’s financial statements, it’s important to understand how certain external factors impact the company. These factors include:

•	Changes in the prices of commodities, such as crude oil and natural gas

•	Global supply and demand of raw materials

•	Economic growth rates, especially in the United States and Europe, and

•	Currency exchange rates compared to the U.S. dollar

The company purchases thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 70 percent of its cost of sales accounted for by raw materials, the company’s financial results are extremely sensitive to changing costs in this area. In addition to the impact from commodity prices, supply and demand issues of raw materials also have a significant impact on the company’s costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, as they did in 2005, resulting in certain materials being put on allocation. Natural disasters, such as the hurricanes in the U.S. in 2005, also can have an impact as key raw material producers were shut down for extended periods of time. The company’s centralized global sourcing group continually monitors areas such as capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect its raw materials.

In 2006 the company generated 50 percent of its revenue in the U.S. and 25 percent in Europe. The pace of economic growth in these areas directly impacts certain industries to which the company supplies products. For example in the Global Adhesives segment, revenues from durable goods customers in areas such as appliances, furniture and automotive tend to fluctuate with the economic activity. In the Full-Valu/Specialty segment revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity in the U.S.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, the company’s revenues and costs become higher as the foreign currency-denominated financial statements translate into more dollars. The fluctuation of the euro against the U.S. dollar has the most significant impact as compared to all other currencies. The impact of currency fluctuations on net revenue for the total year of 2006 was minimal as decreases in the first half of the year were offset by increases in the second half.

During 2006, the company continued with its strategy that began in 2005 to reposition its product lines to focus on more value-added solutions for the customers. The repositioning strategy relates primarily to the Global Adhesives segment. This has required the company to turn away certain low margin business that is based primarily on selling price. This strategy was the main reason for the gross profit margin to increase from 26.4 percent in 2005 to 28.5 percent in 2006.

There were several events/transactions that occurred in 2006 that had significant effects on the 2006 financial results, including the following (all of these are discussed in more detail in other areas of this report):

•	The acquisition in the second quarter of the Roanoke Companies Group (Roanoke) for approximately $275 million. See Note 2 to the Consolidated Financial Statements for more details.

•

The acquisition of the insulating glass sealant business of Henkel KGaA in Germany in the third quarter for approximately $34 million. See Note 2 to the Consolidated Financial Statements for more details.

•

Effective December 4, 2005, the company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments” (SFAS 123R) using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as selling, general and administrative expense. Total share-based compensation expense recorded in 2006 was $13.2 million ($8.1 million, net of tax), of which $7.2 million related to modifications to the former CEO’s share-based awards. Included in the $13.2 million was $3.6 million ($2.2 million, net of tax) of share-based compensation expense for the year ended 2006, which represents additional expense recorded as a result of adopting SFAS 123R. Share-based compensation expense recorded for 2005 and 2004 was $2.3 million ($1.4 million, net of tax) and $1.2 million ($0.7 million, net of tax), respectively. These amounts for 2005 and 2004 would have been $6.4 million ($3.9 million, net of tax) and $4.7 million ($2.9 million, net of tax), respectively, had the company recognized share-based expense in the Consolidated Statements of Income under SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Unrecognized compensation expense from unvested share-based awards was $6.0 million as of December 2, 2006 and is expected to be recognized over a weighted-average period of 2.3 years. See Note 3 to the Consolidated Financial Statements for more details.

•

The resignation of Chairman and CEO Al Stroucken on December 1, 2006. The negotiated Separation Agreement resulted in pretax charges in the fourth quarter of 2006 of $12.3 million ($7.2 million, net of tax). See Notes 3, 4 and 10 of the Consolidated Financial Statements for more details. Lee Mitau, who has been a member of the company’s board of directors since 1996 replaced Mr. Stroucken as Chairman. The new CEO is Michele Volpi who was the Group President of the Global Adhesives operating segment since 2004.

•	The sale of the company’s powder coatings business component on December 1, 2006 to Valspar Corporation for approximately $104 million. Over the past several years the company’s focus in the

Full-Valu/Specialty operating segment has become more centered on the construction and packaging industries. The powder coatings unit no longer fit the strategic direction of the segment. The transaction resulted in a pretax gain of $68.9 million ($50.3 million, net of tax) in the fourth quarter of 2006. The financial statements for all periods presented in this report reflect the results of the powder coatings business, including the gain on the sale, as discontinued operations. See Note 2 to the Consolidated Financial Statement for more details.

The company’s financial results for 2006 were strong. Income from continuing operations of $80.9 million was 43 percent above the 2005 income from continuing operations of $56.7 million. The diluted earnings per share from continuing operations increased from $0.97 per share in 2005 to $1.35 per share in 2006, an increase of 39 percent. Several reasons for the improved profitability are discussed below in ‘Results of Operations’, but some of the most significant were the management of selling price increases in an environment of rising raw material costs, the product line repositioning strategy and improved cost structures through the utilization of the Lean Six SigmaSM methodology. Benefits realized in 2006 from Lean Six SigmaSM related initiatives were estimated at $54 million, an estimated increase of nearly $19 million as compared to 2005.

Lean Six SigmaSM methodology combines two powerful business improvement models – Lean, which focuses on the elimination of waste and Six Sigma, which is a customer-driven methodology focused on reducing variation in business processes. Projects and initiatives are run by individuals trained in project management disciplines that enable cross-functional teams of associates to make fact-based decisions and implement solutions on a companywide basis.

Free cash flow, defined as net cash provided by operating activities from continuing operations, less cash outlays for capital expenditures and dividends, was $151.8 million in 2006, $77.1 million in 2005 and $62.6 million in 2004 and was calculated as follows:

(in thousands)	2006	2005	2004
Cash provided by operating activities from continuing operations	$187,672	$116,152	$106,507
Purchased property, plant and equipment	(21,144)	(25,066)	(30,841)
Dividends paid	(14,752)	(13,961)	(13,074)

Free cash flow	$151,776	$77,125	$62,592

The improvement in free cash flow in 2006 resulted primarily from the increased profitability as well as the continuing focus on working capital management. Management believes that free cash flow is more useful to shareholders as an indicator of cash flow generation than cash provided by operating activities from continuing operations, because it provides more insight into the company’s ability to fund such things as debt reduction and acquisitions.

The company’s fiscal year ends on the Saturday closest to November 30. Once in every five or six years, the fiscal year is 53 weeks instead of 52. Fiscal 2005 was a 53-week year. In reviewing the 2006 financial results as compared to 2005, the estimated impact of one less week in 2006 resulted in a decrease in net revenue of $28 million or 2.0 percent and a decrease in net income of approximately $2.1 million or $0.04 per share.

2007 Outlook

As the company enters into 2007, the raw material environment continues to be uncertain. As previously mentioned, throughout 2005 and 2006, the company experienced a significant and continued increase in raw material costs. Record energy prices, tight supply, and natural disasters combined to result in significant cost inflation. As the company looks forward to 2007, the company does not yet see a dramatic change in raw material costs.

For example, the recent declines in ethylene have not yet fully translated into basic adhesives raw materials declines due to inventories, specific supply issues and intermediate derivatives pricing power. The company does, however, expect some minor cost reductions for certain ethylene based raw materials in the early part of 2007, but continues to face pressures in waxes, tackifying resins, and refined oils. Ethylene derivatives, such as EVA, VAM, and VAE, whose costs tend to move with these materials, account for 15 to 20 percent of the company’s total raw material purchases. However, the company spends approximately twice as much on materials such as tackifying resins, waxes, oils, and solvents where ethylene and propylene developments have no effect on their costs. In addition, over 40 percent of the materials that are influenced by ethylene and propylene are purchased abroad where the cost development trends for ethylene and propylene are not favoring purchasers of the derivatives of these materials.

While the raw material panorama is uncertain and not easy to analyze given the thousands of raw materials that the company buys, the company intends to remain vigilant to take advantage of any potential raw material cost decreases. Managing selling prices in this uncertain raw material environment will continue to be a critical factor in the 2007 financial results.

The company has experienced declines in sales volume in both 2005 and 2006. Much of this volume decline was expected as management’s strategy has been to focus on the product applications that provide the most value to both the customer and the company. Execution of the strategy has required the company to “walk away” from certain low profit volume. With manufacturing activity in North America showing signs of contracting as we move into 2007, sales volume growth will continue to be a challenge for the company in 2007. Recent figures on housing starts and auto sales from the U.S. automakers are two areas in particular that are in decline. Management believes the right long-term strategy is in place and therefore, is cautiously optimistic for organic sales growth in 2007.

The positive effects on the company’s cost structures from utilizing Lean Six SigmaSM are expected to continue in 2007. Benefits will be realized in both the manufacturing operations and the SG&A expense areas. The ongoing focus on strict cost control will also continue in 2007. Pension expenses are expected to be lower in 2007 as compared to 2006 by $3 to $4 million dollars on a global basis. The primary reason for the expected decrease in pension expenses is the increase in discount rates used to calculate pension obligations. Higher discount rates result in lower pension obligations and in turn, lower pension expense. The company’s balance sheet as of December 2, 2006 was strong with over $255 million in cash and cash equivalents. Subsequent to fiscal year-end the company paid down $62 million of debt, which will lower 2007 interest expense from the 2006 run rate. The strong balance sheet positions the company with borrowing capacity to support a significant level of merger and acquisition activity. Management continuously evaluates potential opportunities.

In 2007, the company will have the option to purchase an additional 10 percent ownership position in the joint venture company in Japan for $12.0 million. Sekisui Chemical Corporation will also have the option to purchase an additional 10 percent ownership position in the company’s China entities for $4.0 million. Both Sekisui Chemical Corporation and the company are evaluating these potential options, but neither party has committed to exercising their respective option.

The company’s new CEO, Michele Volpi, assumed his role on December 1, 2006. Mr. Volpi has been an integral part of the financial improvement made by the company over the last two years in his role as the Global Adhesives Group President. As with any leadership change, new ideas and initiatives are to be expected. The company has established an excellent financial foundation over the past two years. This allows Mr. Volpi to fully assess the organization before determining if any new initiatives are necessary and if so, when they should be implemented. No new initiatives have been announced as of the date of this filing.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions; goodwill recoverability; long-lived assets recoverability; conditional asset retirement obligation assumptions; share-based compensation accounting; product, environmental and other litigation liabilities; and income tax accounting.

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

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 6.0 percent at August 31, 2006 as compared to 5.50 percent at August 31, 2005 and 5.75 percent at August 31, 2004. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense approximately $2.6 million (pretax). Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The current investment mix in the U.S. portfolios is primarily in U.S. equities. The company has used an expected return on assets assumption for the U.S. portfolio of 9.75 percent since 2002. This rate was used in calculating the expenses for 2004, 2005 and 2006. For 2007, the company will use a rate of 9.00 percent due to the reallocation of the portfolio assets to include a component of fixed income securities. A change of 0.5 percentage points for the expected return assumption will impact U.S. net pension and other postretirement plan expense (pretax) by approximately $1.4 million. Expected return on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.24 percent for 2006 and 4.02 percent in the prior three years.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of December 2, 2006, the company’s balance sheet included approximately $195 million of goodwill. The goodwill is primarily included in the Full-Valu/Specialty operating segment.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations confirmed that the fair value of the reporting units exceeded the net asset carrying values for all reporting units.

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

Recoverability of Long-Lived Assets:    The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume; prices; inflation, discount, currency exchange, and tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed.

Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

Conditional Asset Retirement Obligations:    In accordance with Financial Accounting Standards Board Interpretation No. 47, “Conditional Asset Retirement Obligations” (FIN 47), the company has recognized conditional asset retirement obligations related to special handling of asbestos related materials in certain facilities. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The company has identified certain facilities for which it has plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos or has plans or expectation of plans to exit a facility. Once the probability of an action is determined, the company applies certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the reliance on third-party asbestos abatement specialists to estimate the costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.

Share-based Compensation:    The company has granted stock options, restricted stock and deferred compensation awards to certain employees and non-employee directors. The company recognizes compensation expense for all share-based payments granted after December 3, 2005 and prior to but not yet vested as of December 3, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to SFAS 123R adoption, the company accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, only recognized compensation expense for restricted stock awards, which had a grant date intrinsic value.

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

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. The company has recorded $3.9 million for environmental investigation and remediation liabilities, including $2.1 million for environmental remediation and monitoring activities at its Sorocaba, Brazil facility. In the EIFS litigation involving primarily single-family homes, $1.7 million for the potential liabilities and $1.2 million for potential insurance recoveries were accrued. The company also has accrued $1.2 million for potential liabilities and $0.6 million for potential insurance recoveries related to asbestos litigation. A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, management does not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At December 2, 2006, the valuation allowance to reduce deferred tax assets totaled $7.4 million.

Results of Operations:    2006 Compared to 2005 and 2004

Net Revenue:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Net revenue	$1,472.4	$1,437.1	$1,330.9	2.5%	8.0%

Net revenue in 2006 of $1,472.4 million increased $35.3 million or 2.5 percent from the 2005 net revenue of $1,437.1 million. The 2005 net revenue was $106.2 million or 8.0 percent above the net revenue of $1,330.9 million in 2004. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2006 vs 2005	2005 vs 2004
Product Pricing	6.9%	7.0%
Sales Volume	(8.8%)	1.2%
Acquisitions/Divestitures	4.5%	(1.5%)
Currency	(0.1%)	1.3%

Total	2.5%	8.0%

The impact on net revenue of having one less week in 2006 as compared to 2005 accounted for a net revenue decrease of approximately 2.0 percentage points and it was primarily related to volume. In comparing 2005 to 2004, the extra week in 2005 contributed an increase in net revenue of approximately 2.1 percent. The 2006 increase in selling prices and the decrease in sales volume is consistent with the company’s continuing strategy to reposition its product lines to focus on areas that have the highest value to the customer and likewise generate the highest returns. The Global Adhesives and Full-Valu/Specialty segments had significant increases in net revenue due to increases in average selling prices in both 2006 and 2005 as compared to the respective prior year. The net revenue increase of 4.5 percent in 2006 resulting from acquisitions/divestitures was primarily due to the two significant acquisitions made during the year in the Full-Valu/Specialty segment.

Cost of Sales:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Cost of sales	$1,052.5	$1,057.6	$980.1	(0.5%)	7.9%
Percent of net revenue	71.5%	73.6%	73.6%

The reduction in cost of sales in 2006 as compared to 2005 was due primarily to the 8.8 percent reduction in sales volume, which resulted in reduced raw material usage and lower labor costs in the manufacturing facilities. Improved productivity also had a positive impact on the 2006 cost of sales. These decreases were offset by the significant increase in raw material costs and also the cost of sales related to the acquisitions made during 2006. The acquisitions accounted for over $60 million of cost of sales in 2006.

Throughout 2006 and 2005, the company experienced a significant and continued increase in raw material costs, which caused raw material prices to increase approximately 7 percent during 2006. Record energy prices, tight supply, and natural disasters combined to create significant cost inflation. The company reacted with the implementation of disciplined pricing processes, which are built to last, and demonstrated the ability to work with customers to recuperate sudden higher costs

The company considers pricing and inventory levels of crude oil, natural gas, ethylene and propylene to be key indicators in managing its raw materials strategy. In addition to these indicators the company also considers general indicators such as GDP growth, consumer spending, general manufacturing activity and housing starts to help indicate the general health of the economic environment. As of December 2, 2006, the company believes that the general indicators are suggesting slower future growth than in the past, without a significant threat of recession. Should economic conditions begin to slow, the company’s global sourcing organization will proactively re-negotiate affected raw material supply arrangements to improve its cost position.

In addition to the pricing actions mentioned above, the company increased its global strategic sourcing team process initiatives such as multi-sourcing, raw material arbitrage, contract re-negotiation and alternative technology leverage in 2006 to offset the inflationary impact by approximately $23 million dollars in 2006. Similarly these types of initiatives offset between $14 and $15 million dollars of inflationary impact in 2005 and 2004.

Raw material cost increases were the predominant reason for the cost of sales increase in 2005 as compared to 2004. Energy prices increased throughout the year in response to higher demand combined with interruptions in supply. Supply interruptions were exacerbated by the hurricanes in the United States in August and September of 2005. The increases in raw materials were partially mitigated by reduced costs and improved efficiencies resulting from the company’s Lean Six SigmaSM initiatives and overall cost controls in the manufacturing areas.

Gross Profit Margin:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Gross Profit	$419.9	$379.5	$350.8	10.6%	8.2%
Percent of net revenue	28.5%	26.4%	26.4%

The gross profit margin was 28.5 percent in 2006 as compared to 26.4 percent in both 2005 and 2004. The improved margin in 2006 was attributed primarily to the company’s strategy of repositioning its product lines to more value-added applications. A key component of this strategy is rigorous management of the company’s selling prices. The 6.9 percent increase in net revenue in 2006 related to increases in selling prices reflects the success of the selling price management. In 2005 the gross profit margin was flat with 2004 as selling price increases were required to offset the impact of rapidly rising raw material costs.

Selling, General and Administrative (SG&A) Expenses:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
SG&A	$304.5	$300.2	$292.2	1.4%	2.7%
Percent of net revenue	20.7%	20.9%	22.0%

The 2006 expenses included $12.3 million of charges associated with the CEO separation agreement that was entered into in the fourth quarter of 2006. These charges consisted of accelerated stock-based awards, additional SERP benefits and salary continuation benefits. These benefits were reduced by $4.0 million from what he would have been entitled to had he continued to work through the end of his contract term, which ended on March 31, 2007. Also included in 2006 were over $14 million of SG&A expenses resulting from the acquisitions made during the year and $3.6 million from the expensing of stock options in accordance with the adoption of SFAS 123R. The 53rd week in 2005 added over $5 million to the 2005 SG&A expenses. Reductions in SG&A expenses as compared to 2005 resulted from strict cost controls and productivity improvements resulting from Lean Six SigmaSM projects. The number of employees in SG&A functions at December 2, 2006 was 1,798 as compared to 1,880 at December 3, 2005. Included in the 2006 figure were 85 employees related to the businesses acquired during the year. Excluding the employees from businesses acquired, SG&A headcount decreased by 167 employees or 8.9 percent.

The $8.0 million increase in SG&A expenses in 2005 as compared to 2004 was primarily due to the expenses incurred in the 53rd week, higher management incentive compensation and severance and other related costs resulting from the outsourcing of certain information technology functions. The contribution of the company’s Japan adhesives business to the Sekisui-Fuller joint venture resulted in a reduction in SG&A expenses in 2005 of $2.9 million as compared to 2004. Other SG&A expense reductions in 2005 were achieved through strict cost controls, headcount reductions and efficiencies resulting from Lean Six SigmaSM projects.

As a percentage of net revenue, SG&A expenses were 20.7, 20.9 percent and 22.0 percent in 2006, 2005 and 2004, respectively. The charges in 2006 related to the former CEO’s Separation Agreement added 0.8 percentage points to the 2006 SG&A percentage of net revenue.

Gains from Sales of Assets:

(In millions)	2006	2005	2004
Gains from sales of assets	$1.1	$7.2	$0.4

The most significant transaction impacting gains from sales of assets in 2006 was the sale of a minor adhesives product line and associated assets in the first quarter of the year that resulted in a gain of $0.6 million. The 2005 amount included a $4.7 million gain that resulted from the sale of 20 percent of the company’s China subsidiaries to Sekisui Chemical. The 2005 amount also included a $1.7 million gain related to the sale of a European facility that had been closed as part of the company’s 2002 restructuring initiative. There were no significant gains or losses from sales of assets in 2004.

Other Income(Expense), net:

(In millions)	2006	2005	2004
Other income (expense), net	$0.4	$0.3	($6.3)

Foreign currency transaction and remeasurement gains and losses were losses of $1.5 million, $1.1 million and $4.5 million in 2006, 2005 and 2004, respectively. Due to increases in the company’s cash and cash equivalents in 2006 as compared to 2005 and in 2005 as compared to 2004, interest income was $3.5 million in 2006, $2.2 million in 2005 and $0.8 million in 2004. The amortization expense related to affordable housing investments in the U.S. accounted for $1.7 million of expense in 2006 as compared to $2.9 million 2005. The lower expense in 2006 was due to these investments nearing the end of the amortization period as the affordable housing tax credits reduce. Gains related to life insurance proceeds were $1.5 million in 2005 and $0.6 million in 2004. The 2004 other income(expense), net included $1.5 million of losses related to misstatements in prior years in the company’s Chilean entity, which were recorded in the fourth quarter of 2004.

Interest Expense:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Interest expense	$17.0	$12.3	$13.7	37.4%	(10.0%)

The increase in 2006 as compared to 2005 was mainly due to the increase in debt associated with the Roanoke acquisition made in the second quarter of 2006. The repayment in the first quarter of 2005 of $22 million relating to the company’s 1994 private placement was the primary reason for the lower interest expense in 2005 as compared to 2004.

Income Taxes:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Income taxes	$23.7	$21.8	$11.2	8.6%	95.4%
Effective tax rate	23.7%	29.3%	28.7%

The reduction in the 2006 rate as compared to 2005 was primarily due to a favorable geographic shift of pretax earnings generation. The most significant shift was the increase in pretax earnings coming from the company’s European operations. Also having a favorable impact on the 2006 effective rate was the release of previously unrecognized net operating losses, or NOL’s. Included in the 2006 income taxes was a benefit of $1.3 million related to previous tax audits. The favorable geographic mix of pretax earnings generation was also the main reason for the decrease in the 2005 effective tax rate as compared to 2004. Included in the 2004 income taxes was a benefit of $1.8 million related to previous tax audits and reconciliations related to the 2004 tax filings. This benefit reduced the 2004 effective rate by 4.6 percentage points. The 2004 effective tax rate was adversely affected by the one-time adjustments in the Chilean operations, most of which did not provide a tax benefit.

Minority Interests in (Income) Loss of Subsidiaries:

(In millions)	2006	2005	2004
Minority interests in (income) loss of subsidiaries	($1.4)	$0.9	$0.2

Minority interests in (income) loss of subsidiaries was expense of $1.4 million in 2006, income of $0.9 million in 2005, and income of $0.2 million in 2004. Improved profitability of the company’s North American automotive joint venture, of which the company owns 70 percent, was the main reason for the expense in 2006. Losses in this business resulted in the minority interest line being reflected as income for both 2005 and 2004.

Income from Equity Investments:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Income from equity investments	$6.0	$3.3	$1.8	83.4%	79.5%

The improvement in 2006 was primarily due to the increase in earnings from the company’s international automotive joint venture, of which the company owns 30 percent. The company’s 40 percent ownership of the Sekisui-Fuller joint venture in Japan generated an increase of $0.3 million in 2006 as compared to 2005. The $1.8 million in 2004 was entirely attributed to the international automotive joint venture.

Income from Continuing Operations:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Income from continuing operations before income taxes and cumulative effect of accounting change	$80.9	$56.7	$29.8	42.7%	90.5%
Percent of Revenue	5.5%	3.9%	2.2%

The company’s management of selling price increases in an environment of rapidly rising raw material costs, the product repositioning strategy and productivity improvements resulting from projects utilizing the Lean Six SigmaSM methodology were the most significant factors in the earnings improvement in both 2006 and 2005. The diluted earnings per share from continuing operations was $1.35, $0.97 and $0.50 in 2006, 2005 and 2004, respectively.

Income from Discontinued Operations:

(In millions)	2006	2005	2004
Income from discontinued operations	$54.0	$4.9	$5.8

The income from discontinued operations of $54.0 million in 2006 included $3.7 million of net income generated by the powder coatings business, which was divested on December 1, 2006. Included in this amount was $0.6 million after-tax ($0.9 million, pretax) of other expenses related to the sale of the business. The after-tax gain on the sale of the business of $50.3 million ($68.9 million, pretax) is also included on this line. The $4.9 million in 2005 and $5.8 million in 2004 represent the net income generated by the powder coatings business in each of the respective years.

Cumulative Effect of Accounting Change:

(In millions)	2006	2005	2004
Cumulative effect of accounting change	($0.7)	$—	$—

On December 2, 2006, the company adopted Financial Accounting Standards Board Interpretation No. 47, “Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 resulted in a charge of $0.7 million, net of tax of $0.4 million, recorded as the cumulative effect of accounting change in the Consolidated Statements of Income. In conjunction with the adoption, the company recorded conditional asset retirement obligations of $1.4 million as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.

Net Income:

(In millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Net Income	$134.2	$61.6	$35.6	118.8%	73.0%
Percent of Revenue	9.1%	4.3%	2.7%

The diluted earnings per share were $2.23, $1.05 and $0.62 in 2006, 2005 and 2004, respectively. The gain on the sale of the powder coatings business of $50.3 million added $0.84 to the 2006 diluted earnings per share.

Operating Segment Results (2006 Compared to 2005 and 2004)

The company is managed through two operating segments—Global Adhesives and Full-Valu/Specialty. Resources are allocated and financial performance is assessed at the total operating segment level. This section contains the business component detail for each operating segment including the net revenue and operating income variances at the total operating segment level.

The two segments are organized based on different business models. The Global Adhesives segment has a business-to-business model with the adhesive as an ingredient used in the customer’s end product. The Global Adhesives segment has common business processes and is thus organized geographically to effectively and efficiently execute the global strategies of the segment. The Full-Valu/Specialty segment has predominately a business-to-consumer business model, which supplies finished product (e.g. ceramic tile installation products, flooring adhesives, paint). Components with this type of model are considered Specialty businesses. In the situations where the model is business-to-business for Full-Valu/Specialty, then the model is solution-driven (e.g. insulating glass and packaging solutions). Business components with a solution-driven model are considered Full-Valu businesses. The different models result in different channels, customers, decision makers, and products for the two segments.

The two operating segments are evident from the company’s internal management and organizational structure. Each operating segment is managed by a Group President, which reports directly to the Chief Executive Officer. The Group Presidents are held accountable for, and are compensated based upon, the performance of the entire segment managed by the Group President. The business components within each segment are managed to maximize the results of the overall segment rather than the results of any individual business component of the segment. Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level. Therefore, the financial information for the components should only be used for directional indications of performance.

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses. Corporate expenses are fully allocated to each operating segment, except that, in the fourth quarter of 2006, $12.3 million of charges related to a separation agreement with the company’s Chief Executive Officer were not allocated between the segments. See Note 14 to the Consolidated Financial Statements.

Over 90 percent of the company’s raw material supply arrangements are managed and executed through the corporate global sourcing group. When a raw material is common between the two segments, a single supply arrangement may be established to source the material to both segments. However, since many of the raw materials are unique to each segment, supply arrangements are generally managed for the individual segment. Within a segment, supply arrangements tend to be negotiated and managed centrally, on a regional basis, with some supply arrangements covering multiple regions.

The corporate treasury department centrally manages all global exposure to foreign currencies. The treasury personnel review the non-functional currency balance sheet positions for all entities on a monthly basis. To the extent the non-functional currency assets and liabilities are not in balance, forward currency contracts are put in place that closely match the duration of the underlying net balance sheet positions. Typically, these contracts are for 30, 60 or 90 days.

The tables below set forth certain information regarding the net revenue and operating income of each of the company’s operating segments. All information has been adjusted to exclude discontinued operations.

Net Revenue by segment:

(in millions)	2006		2005		2004
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Global Adhesives	$1,010.0	69%	$1,057.7	74%	$987.2	74%
Full-Valu/Specialty	462.4	31%	379.4	26%	343.7	26%

Total	$1,472.4	100%	$1,437.1	100%	$1,330.9	100%

Operating Income by segment:

(in millions)	2006		2005		2004
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
Global Adhesives	$92.7	80%	$55.6	70%	$35.4	60%
Full-Valu/Specialty	35.0	30%	23.7	30%	23.2	40%
Corporate	(12.3)	(10%)	—	—	—	—

Total	$115.4	100%	$79.3	100%	$58.6	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before cumulative effect of accounting change and income taxes, as reported on the Consolidated Statements of Income.

(in millions)	2006	2005	2004
Operating income from continuing operations	$115.4	$79.3	$58.6
Gains from sales of assets	1.1	7.1	0.3
Interest expense	(16.9)	(12.3)	(13.7)
Other income (expense), net	0.4	0.3	(6.3)

Income from continuing operations before cumulative effect of accounting change and income taxes	$100.0	$74.4	$38.9

Global Adhesives:

The following table shows the net revenue generated from the key components of the Global Adhesives segment.

(in millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
North America	$397.6	$421.3	$391.8	(5.6)%	7.5%
Europe	333.1	328.8	289.9	1.3%	13.4%
Latin America	112.7	103.7	86.6	8.7%	19.8%
Asia Pacific	77.9	96.9	118.1	(19.6)%	(17.9)%
Automotive	86.3	107.4	100.2	(19.7)%	7.2%
Other[1]	2.4	(0.4)	0.6	NMP	NMP

Total Global Adhesives	$1,010.0	$1,057.7	$987.2	(4.5)%	7.1%

1	‘Other’ net revenue includes adjustments for deferred revenue calculations and royalty revenue that are not allocated to the individual components.

NMP = Non-meaningful percentage

The following table provides details of the Global Adhesives net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2006 vs 2005
( ) = Decrease	North America	Europe	Latin America	Asia Pacific	Automotive	Total
Pricing/Sales Volume	(5.7)%	2.7%	8.7%	(5.9)%	(19.7)%	(2.8)%
Acquisitions/Divestitures	(0.6)%	—	—	(15.1)%	—	(1.6)%
Currency	0.7%	(1.4)%	—	1.4%	—	(0.1)%

Total	(5.6)%	1.3%	8.7%	(19.6)%	(19.7)%	(4.5)%

	2005 vs 2004
( ) = Decrease	North America	Europe	Latin America	Asia Pacific	Automotive	Total
Pricing/Sales Volume	6.7%	7.1%	19.8%	3.3%	7.2%	7.5%
Acquisitions/Divestitures	—	2.9%	—	(23.9)%	—	(2.0)%
Currency	0.8%	3.4%	—	2.7%	—	1.6%

Total	7.5%	13.4%	19.8%	(17.9)%	7.2%	7.1%

The following table reflects the operating income by component of the Global Adhesives operating segment:

(in millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
North America	$54.7	$44.4	$35.0	23.2%	27.0%
Europe	25.2	16.0	4.7	57.9%	238.3%
Latin America	7.4	(1.0)	(2.5)	NMP	58.5%
Asia Pacific	4.1	1.1	2.8	259.9%	(59.0)%
Automotive	(1.9)	(5.1)	(1.9)	62.4%	(174.2)%
Other	3.2	0.2	(2.7)	NMP	NMP

Total Global Adhesives	$92.7	$55.6	$35.4	66.8%	57.1%

Segment profit margin %	9.2%	5.3%	3.6%

NMP = Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Global Adhesives

The Global Adhesives segment is organized, managed and reported on a geographic basis. The product categories (see page 15 of the overview to this MD&A) of assembly, converting and nonwoven are sold throughout the four geographic regions. The footwear category is sold primarily in the Asia Pacific region. The automotive business in North America is treated as a separate component due to the nature of the joint venture structure through which this component is managed.

The product repositioning initiative that is referred to several times in the following discussion is a full analysis of the segment’s product offerings and includes actions such as, setting profitability thresholds for new business, exiting unprofitable volume, focusing on higher margin/higher value applications, investing in the most profitable and growing market segments and compensating sales personnel on profitability versus volume. The implementation of the Lean Six SigmaSM methodology, as described on page 18 in the overview section of this MD&A has been a phased approach in Global Adhesives. The rollout began in 2004 and the North America region was the first to fully realize benefits from these projects in 2005. The benefits continued throughout 2006 in North America. In Europe, projects were started in 2005 with full benefits realized in 2006 and in Latin America, the methodology was started early in 2006. The Asia Pacific region is just beginning to adopt and implement the Lean Six SigmaSM concepts. A key goal of the Lean Six SigmaSM initiative is to focus 50 percent of the projects on customer-related activities and 50 percent on increasing productivity and improving processes. Lean Six SigmaSM tools have been used extensively in the company’s product repositioning efforts.

Product pricing accounted for 7.3 percent of Global Adhesives’ net revenue increase in 2006 as compared to 2005. Sales volumes declined due to the continued repositioning of product lines to focus on more value-added solutions for customers. One less week in 2006 versus 2005 had a negative impact of approximately 1.9 percent on net revenue. The reduction in net revenue related to divestitures was mainly driven by the 2005 deconsolidation of the company’s Japanese adhesive entity. Operating income for the Global Adhesives segment increased 66.8 percent as compared to 2005. Repositioning product lines to focus on more value-added solutions combined with cost savings generated by successful Lean Six SigmaSM projects and lower production volumes were the main drivers of the improvement in operating income. Continued focus in these areas in North America and Europe combined with greater emphasis in the remaining components generated the acceleration of operating income growth in 2006 compared to 2005.

Net revenue for the Global Adhesives segment increased 7.1 percent in 2005 compared to 2004. Product pricing represented a 7.6 percent increase. Sales volume declined slightly as a result of the decision in early 2005 to reposition product lines to more value-added solutions for customers. The lower volume was partially offset by an extra week in 2005 versus 2004 that accounted for a net revenue increase of approximately 2.1 percent. Operating income for the Global Adhesives segment increased 57.3 percent as compared to 2004. This increase was primarily the result of repositioning product lines to focus on more value-added solutions and cost savings realized from successful Lean Six SigmaSM projects primarily in North America and Europe.

North America:    The North America component, which is the largest component of the Global Adhesives segment, experienced a net revenue decrease in 2006 of 5.6 percent. Product pricing increased net revenue 9.3 percent in 2006 as compared to 2005. Sales volume declined due to the continued repositioning of product lines to focus on more value-added solutions for customers and the impact of having one less week in 2006. Operating income for the North America component increased 23.2 percent as compared to 2005. Continued efforts to reposition products and lower operating costs by successfully completing Lean Six SigmaSM projects were the primary drivers of this improvement. Profit margins tend to be higher in the North American component of Global Adhesives as compared to other components of Global Adhesives partially due to economies of scale realized in the cost structure of having only two countries (i.e. U.S. and Canada) as opposed to many countries in each of the other geographic regions.

The 2005 net revenue increase of 7.5 percent was favorably impacted by a 10.4 percent increase in product pricing in 2005 as compared to 2004. The decline in sales volume due to the repositioning of product lines to focus on more value-added solutions for customers was partially offset by the extra week in 2005. Operating income increased 27.0 percent in 2005 as compared to 2004. The efforts initiated in early 2005 to focus on more value-added solutions and the continued success of cost reduction efforts related to Lean Six SigmaSM projects were the primary drivers in generating the increase in operating income.

Europe:    The Europe component achieved a 1.3 percent net revenue increase in 2006 as compared to 2005. Product pricing represented a 5.3 percent increase. Sales volume declined slightly due to its efforts to reposition its product lines to focus on more value-added solutions for customers and the impact of having one less week in 2006. Currency had a negative 1.4 percent impact on net revenue as compared to 2005 as weakness in the euro in the first half of the year was partially offset by a strengthening in the latter part of 2006. Operating income for the Europe component increased 57.9 percent as compared to 2005. Continued efforts to reposition products and the impact of successful Lean Six SigmaSM projects to reduce operating costs in both 2005 and 2006 were the principal drivers of the increase in operating income.

In 2005 the Europe component achieved a 13.4 percent increase in net revenue. Product pricing represented a 5.2 percent increase in net revenue as compared to 2005. The February 2004 acquisition of Probos in Portugal accounted for all of the 2005 acquisition net revenue increase. In addition, the strengthening of the euro as compared to the U.S. dollar generated a 3.4 percent improvement in net revenue. The strong focus and success of Lean Six SigmaSM projects initiated in early 2005 and actions to reposition products in the second half of 2005 were the primary factors that enabled the Europe component to increase operating income by $11.3 million in 2005 as compared to 2004.

Latin America:    The Latin America component increased revenue 8.7 percent as compared to 2005. The increase was driven by a 10.6 percent increase in product pricing as a result of repositioning products to focus on more value-added solutions. Sales volume declined slightly due to having one less week in 2006. Continued efforts to reposition its product lines and the completion of Lean Six SigmaSM projects in early 2006 to successfully reduce operating costs enabled the Latin America component to increase operating income $8.4 million as compared to 2005.

The Latin America component achieved a 19.8 percent increase in net revenue in 2005 as compared to 2004. A strong focus on product pricing generated an increase of 20.4 percent in 2005. Sales volume declined slightly due to the focus on product pricing partially offset by the extra week in 2005. The Latin America component improved its operating income by $1.4 million in 2005 primarily due to the strong focus on product pricing.

The Latin America component does not reflect an impact from currency exchange because the functional currency for all subsidiaries in this region is the U.S. dollar.

Asia Pacific:    The 19.6 percent reduction in net revenue was driven primarily by the deconsolidation in 2005 of the company’s Japanese adhesive entity. The entity was contributed to the Sekisui-Fuller joint venture and therefore was no longer consolidated by the company. Product pricing generated a 4.0 percent increase in net revenue in 2006 as compared to 2005. Sales volume declined due to the repositioning of product lines to focus on more value-added solutions for customers and the impact of having one less week in 2006. Operating income for the Asia Pacific component increased by $3.0 million in 2006 as compared to 2005. Product repositioning and the continuation of cost management activities were the primary factors in achieving this increase in operating income.

The contribution of the Japanese adhesive entity was the principle cause of the 17.9 percent decrease in net revenue as 2005 included approximately four months of revenue from Japan while 2004 included a full year of revenue from the Japanese entity. The reduction in net revenue related to the deconsolidation was partially offset by increased sales volume, the impact of the extra week in 2005 and generally favorable currency impacts. Operating income declined $1.7 million primarily due to the deconsolidation partially offset by increased volume, lower costs and favorable currency. Although the company no longer recognizes operating income from the deconsolidated Japanese adhesive entity, it began to recognize the earnings on its investment in the Sekisui-Fuller joint venture in 2005. Equity in earnings related to this joint venture was $0.9 million and $0.7 million in 2006 and 2005, respectively.

Automotive:    In automotive, net revenue decreased 19.7 percent in 2006 as management exited certain low profit business. Product pricing generated 4.9 percent in net revenue in 2006 as compared to 2005. Sales volume declined due to the business decisions previously mentioned, the overall slowdown in the U.S. automotive industry and the impact of having one less week in 2006. Operating income improved by $3.2 million in 2006 as a result of the decision to exit certain low profit business and the impact of completing several Lean Six SigmaSM projects to reduce operating costs.

In 2005, automotive net revenue increased 7.2 percent primarily on volume growth including the impact of the extra week in 2005. Operating income declined by $3.2 million in 2005 as compared to 2004 primarily due to lower product profitability from generally higher raw material costs and the inability to successfully pass the cost increases through to customers.

The automotive component generated earnings from its joint venture equity investment in Europe and Asia of $5.0 million, $2.6 million and $1.8 million in 2006, 2005 and 2004, respectively. These figures are not included in the automotive component’s operating income results.

Other:    The operating income(loss) from the ‘other’ component of Global Adhesives includes deferred revenue adjustments, royalty income and certain other items that are not allocated to the individual components of the operating segment.

Full-Valu/Specialty

The following table shows the net revenue generated from the key components of the Full-Valu/Specialty segment.

(in millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Specialty Construction	$187.3	$136.0	$117.3	37.7%	15.9%
Paints	103.6	102.0	100.1	1.6%	1.9%
Insulating Glass	94.8	62.5	51.1	51.7%	22.3%
Packaging Solutions	51.4	50.5	46.7	1.7%	8.2%
Consumer	28.3	28.5	26.9	(0.7)%	5.7%
Other[1]	(3.0)	(0.1)	1.6	NMP	NMP

Total Full-Valu/Specialty	$462.4	$379.4	$343.7	21.9%	10.4%

1	‘Other’ net revenue includes adjustments for deferred revenue calculations that are not allocated to the individual components.

NMP	= Non-meaningful percentage

The following table provides details of the Full-Valu/Specialty net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2006 vs 2005
( ) = Decrease	Specialty Construction	Paints	Insulating Glass	Packaging Solutions	Consumer	Total
Pricing/Sales Volume	(1.7)%	1.6%	9.5%	0.8%	1.5%	0.3%
Acquisitions/Divestitures	39.4%	—	42.2%	—	—	21.6%
Currency	—	—	—	0.9%	(2.2)%	0.0%

Total	37.7%	1.6%	51.7%	1.7%	(0.7)%	21.9%

	2005 vs 2004
( ) = Decrease	Specialty Construction	Paints	Insulating Glass	Packaging Solutions	Consumer	Total
Pricing/Sales Volume	15.9%	1.9%	22.3%	7.2%	1.5%	9.9%
Acquisitions/Divestitures	—	—	—	—	—	0.0%
Currency	—	—	—	1.0%	4.2%	0.5%

Total	15.9%	1.9%	22.3%	8.2%	5.7%	10.4%

The following table reflects the operating income by component of the Full-Valu/Specialty operating segment:

(in millions)	2006	2005	2004	2006 vs 2005	2005 vs 2004
Specialty Construction	$10.1	$6.2	$5.3	63.7%	17.2%
Paints	5.1	0.9	2.2	NMP	(60.6%)
Insulating Glass	9.8	8.1	6.8	20.6%	18.8%
Packaging Solutions	15.3	15.7	13.8	(2.5%)	14.2%
Consumer	0.7	(1.0)	0.2	166%	NMP
Other	(6.0)	(6.2)	(5.1)	3.2%	(21.6%)

Total Full-Valu/Specialty	$35.0	$23.7	$23.2	48.0%	1.8%

Segment profit margin %	7.6%	6.2%	6.8%

NMP=Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore, the above financial information should only be used for directional indications of performance.

Total Full-Valu/Specialty

The Full-Valu/Specialty segment is managed on a product line basis as opposed to the geographic structure of Global Adhesives. The specialty-type components of the segment operate primarily with a business-to-consumer business model in which finished products are offered to end users mainly through wholesale or retail distribution channels. The specialty components are specialty construction, paints and consumer. The full-valu components (insulating glass and packaging solutions) offer more business-to-business solutions. In addition to selling products, these components offer consulting services for such things as how to engineer a particular product application. The full-valu components tend to operate at a higher profit margin than the specialty components. The overall Full-Valu/Specialty operating segment is managed to maximize the operating performance of the entire segment. Resources at the operating segment level are allocated, as needed throughout the segment. For example, in 2006 segment-wide resources were utilized for the due diligence and integration work associated with both the Roanoke and insulating glass acquisitions. Costs for these resources were not allocated to these individual business components.

For the Full-Valu/Specialty segment in total, the net revenue increase due to product pricing in 2006 was 5.7 percent as compared to 2005. Sales volume decreases in 2006 of 5.4 percent nearly offset the increases from pricing. One less week in 2006 resulted in a decrease in net revenue of approximately 2.1 percent as compared to 2005. Approximately 40 percent of the operating income increase in 2006 versus 2005 resulted from operating income generated from the businesses acquired during 2006. The paints component also made a strong contribution to the segment’s operating income improvement in 2006 as compared to 2005. Selling price increases, productivity improvements and overall cost control throughout the segment also contributed to the operating income improvement in 2006 as compared to 2005. In Full-Valu/Specialty, the Lean Six SigmaSM methodology was used extensively in the paints component as well as in the integration of the two acquisitions. During the second quarter of 2006 the company reached settlements on numerous product liability cases related to the EIFS product line (see Item 3. Legal Proceedings), which is part of the specialty construction business component. These settlements resulted in $2.6 million of charges in SG&A expenses in the second quarter. The settlements significantly reduced the number of pending EIFS claims and lawsuits against the company.

The increase in net revenue in 2005 as compared to 2004 resulted primarily from an increase in selling prices of 5.3 percent and added volume from the extra week of approximately 2.3 percent. Other volume increases were realized in the construction-related components of the segment while volume declined in the paints component in Central America. Operating income increased slightly in 2005 as compared to 2004. Selling price increases were outpaced by raw material increases resulting in a lower gross margin in 2005. Cost reductions and productivity improvements were implemented to offset the reduced margin.

Specialty Construction:    The 2006 increase in net revenue for the specialty construction component was entirely due to the Roanoke acquisition that was completed in March. The net revenue from Roanoke did not meet the initial expectations for 2006 as the U.S. construction market slowed down, but the products and knowledge acquired are still expected to provide substantial long-term benefits. Another factor that had a negative impact on the net revenue generated by Roanoke was inventory reductions at some of the large retail stores in the U.S. Excluding the Roanoke revenue, specialty construction’s selling prices were increased nearly 7 percent in response to rising raw material costs. Sales volume declined partially due to the slowdown in construction activity in the U.S. as compared to 2005. The increase in operating income in 2006 was nearly all related to Roanoke. The product liability settlements mentioned above had a $2.6 million negative effect on the 2006 operating income. The EIFS-related legal costs discussed in Item 3. Legal Proceedings are all related to specialty construction. Legal defense costs are expected to decrease significantly in 2007 as the number of pending EIFS-related cases has been significantly reduced in 2006.

In 2005, net revenue increased due to higher prices and increased volume. The strength of the U.S. construction market in 2005 contributed to the 2005 net revenue growth. The operating income growth in 2005 resulted mainly from the increase in sales activity. The gross profit margin declined in 2005 as raw material cost increases exceeded the rate of selling price increases.

Paints:    The paints component experienced about 2 percent net revenue growth in both 2006 and 2005. Beginning in 2005, the strategic focus of the business was aligned to the promotion of premium architectural brands, Protecto® and Glidden®, and a de-emphasis on some of the low price commodity brands. This shift in focus was driven by the fact that the paints market is very competitive and mature and in general, carries a lower operating profit margin. This strategic focus continued in 2006 and led to an improved profit margin in 2006 versus 2005. A reorganization project initiated in 2005 resulted in cost savings in both manufacturing and SG&A expense areas in 2006. This project was one area in which the Lean Six Sigma methodology was utilized in Full-Valu/Specialty. These cost savings combined with the margin improvements from focusing on premium products resulted in the improved operating income in 2006.

Net revenue increases from higher selling prices were nearly offset by reductions in sales volume in 2005 as compared to 2004. Operating income declined in 2005 because of higher raw material costs and also due to the costs of approximately $1.2 million associated with the reorganization project mentioned above. The reorganization was done in the second and third quarters of 2005 therefore the benefits were not fully realized until 2006.

Insulating Glass:    The acquisition of the European insulating glass sealant business from Henkel KGaA in June was the primary driver of net revenue growth in the insulating glass component in 2006. This strategic acquisition provides the company with access to additional technologies and geographies and a stronger platform from which to grow. The insulating glass business in the U.S. experienced volume growth through the first three quarters of 2006 through the continued growth in market share, but then slowed in the fourth quarter along with the U.S. construction market. Operating income generated by the acquisition was the primary reason for the overall increase in the insulating glass component. The operating income generated from the acquisition is expected to increase as it becomes fully-integrated. Raw material costs increased significantly in 2006, not all of which were recovered through price increases.

The 22 percent growth experienced in 2005 was due to strong economic activity and increased market share driven by technology and quality differentiation. Raw material costs increased significantly during 2005 however the incremental sales volume and selling price increases allowed for the operating income to increase 18.8 percent as compared to 2004.

Packaging Solutions:    In 2006, weak demand in North American packaging sales was offset by strong growth in international markets. Selling prices were increased in 2006, however raw material costs increased at a faster pace resulting in a lower gross profit margin as compared to 2005. Operating income was 2.5 percent less than 2005 as SG&A expenses were held at slightly below the 2005 levels. The packaging solutions component has the highest level of consulting activity and value-added solution activities that result in the higher profit margin as compared to the other Full-Valu/Specialty components.

In addition to the extra week in 2005 versus 2004, U.S. demand increased partially due to stronger economic growth in 2005 as compared to 2004. Improvements in manufacturing efficiencies offset the effects of higher raw material costs. The higher net revenue combined with the manufacturing improvements drove the 14.2 percent increase in operating income.

Consumer:    In 2006, sales of new products led to overall net revenue growth in the Asia Pacific region. This was partially offset by the 2005 decision to exit certain commodity sealant product lines from certain markets in Latin America. The net effect was an improved product mix for the consumer component and higher operating income as compared to 2005.

Selling prices were increased more than five percent in 2005 as compared to 2004, however that was not enough to cover the raw material cost increases. Operating income decreased in 2005 because of the higher raw material costs as well as costs associated with a reorganization in the Latin America consumer component.

The net revenue variances in both 2006 and 2005 due to currency were primarily the result of fluctuations in the Australian dollar versus the U.S. dollar.

Other:    The ‘other’ section in the Full-Valu/Specialty operating income table relates primarily to costs that had been allocated to the powder coatings business component, prior to its divestiture on December 1, 2006. These relate to costs that were fixed costs to the corporation that were not included in the costs of discontinued operations.

Restructuring and Other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of manufacturing facilities and employee positions. A gain of $1.7 million was recognized in 2005 from the sale of one facility closed as a result of the restructuring plan. The remaining liabilities accrued as part of the plan were $39 thousand and $0.3 million as of December 2, 2006 and December 3, 2005, respectively.

Financial Condition, Liquidity and Capital Resources

The company’s financial condition continued to strengthen in 2006. Total cash and cash equivalents as of December 2, 2006 were $255.4 million as compared to $157.6 million as of December 3, 2005. Proceeds from the divestiture of the powder coatings business component on December 1, 2006 were approximately $104 million. Total long and short-term debt was $258.8 million as of December 2, 2006 and $146.8 million as of December 3, 2005. The debt increase resulted primarily from the $195.0 million of new debt used to finance the Roanoke acquisition. Strong cash flow from operations allowed the company to pay down $83.2 million of long-term debt during 2006. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

On December 19, 2006, the company paid the total outstanding amount on its long-term line of credit of $62.0 million. Also, in 2007, the company will pay the current installment of $25.0 million on the company’s senior long-term debt on June 2, 2007. This amount will be paid using excess cash and cash generated during the first six months of 2007.

Net Financial Assets

(in millions)	2006	2005
Financial assets:
Cash and cash equivalents	$255.4	$157.5

Total financial assets	255.4	157.5
Debt:
Notes payable	9.8	9.6
Long-term debt	249.0	137.2

Total debt	258.8	146.8

Net financial assets (debt)	($3.4)	$10.7

As of December 2, 2006, the company had $255.4 million in cash and cash equivalents, of which $144.8 million was outside the U. S. It is the policy of the company to permanently reinvest the earnings of its non-U.S. affiliates generating this cash rather than distribute these funds. If any portion were to be distributed, the company would recognize the statutory U.S. tax liability on all earnings permanently reinvested less any non-U.S. income tax paid on the earnings. The determination of this tax impact is not practicable given the complexities of this hypothetical calculation.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation and specialty construction subsidiaries in excess of $25 million, 2) a credit facility limitation that restricts total investments, loans or advances with all subsidiaries not to exceed $75 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

The company relies largely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of the operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. The company currently does not believe that its policy of reinvesting the earnings of its non-U.S. affiliates or the cash restrictions identified above will impact its ability to meet its obligations.

Debt Outstanding and Debt Capacity

Notes Payable: Notes payable were $9.7 million at December 2, 2006. This amount mainly represented various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 7.5 percent and 7.8 percent in 2006 and 2005, respectively.

Long-Term Debt: Long-term debt consisted of senior notes, a term loan and borrowings on the company’s line of credit. The senior notes bear a fixed interest rate, which averages 6.83 percent and mature between 2007 and 2010. The company is subject to prepayment penalties on the senior notes. As of December 2, 2006, “make-whole” premiums are estimated to be, if the entire debt were paid off, $3.8 million. The company currently has no intention to prepay any senior notes. The term loan bears a floating interest rate of London Interbank Offered Rate (Libor) plus 0.625 percent (6.0625 percent was the contractual rate as of December 2, 2006) and matures between 2010 and 2013. There are no prepayment penalties on the term loan. See the below discussion regarding borrowings on the company’s lines of credit.

Lines of Credit: The company has $254.9 million of committed lines of credit as of December 2, 2006. A revolving credit agreement with a consortium of financial institutions accounted for $250.0 million of the committed lines of credit. This credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $375.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. At the company’s option, interest is payable at the Libor plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010.

In addition to the $250.0 million revolving credit agreement referred to above, the company had $4.9 million of committed credit facilities, comprised mostly of foreign short-term facilities. The major lines in these foreign short-term facilities carried a weighted-average interest rate of 6.4 percent and a maturity of December 31, 2006. There are no facility fees associated with these lines.

As of December 2, 2006, the company had $62.0 million drawn on its committed lines of credit. Subsequent to fiscal year-end, the company paid off the $62.0 million drawn on the line.

At December 2, 2006, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2007.

In September, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process, the company sought and obtained an investment grade rating (BBB) with a stable outlook from Standard & Poor’s. As of December 2, 2006, there has been no change to this rating.

Goodwill and Other Intangible Assets

As of December 2, 2006, goodwill totaled $195.2 million (13 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $172.4 million (12 percent of total assets).

The components of goodwill and other identifiable intangible assets, by segment, at December 2, 2006 follow:

(in millions)	Global Adhesives	Full-Valu/ Specialty	Corporate	Total
Goodwill	$79.0	$116.2	$—	$195.2
Purchased technology & patents	8.4	4.3	—	12.7
Customer relationships	5.3	136.6	—	141.9
Other finite-lived intangible assets[1]	0.3	15.4	—	15.7
Indefinite-lived intangible assets[2]	0.9	—	1.1	2.0

1	Other finite-lived intangible assets includes $15.3 million related to Full-Valu/Specialty trademarks.

2	Indefinite-lived intangible assets includes $0.9 million related to Global Adhesive trademarks

Selected Metrics of Liquidity and Capital Resources

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	2006	2005
Net working capital as a percentage of annualized net revenue[1]	12.3%	15.5%
Accounts receivable DSO[2]	54 Days	56 Days
Inventory days on hand[3]	49 Days[6]	53 Days
Free cash flow[4]	$151.8 million	$77.1 million
Debt capitalization ratio[5]	25.0%	21.2%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

3	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

4	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.

5	Total debt divided by total debt plus total stockholders’ equity.

6	Due to the significant impact of the 2006 acquisitions on the 2006 metric calculation, the company adjusted the pre-acquisition balances in the calculation as if the acquisitions had occurred on the earliest date in the calculation.

Note: Calculations for 2005 were adjusted for the extra week in the fourth quarter by 1) removing one fourteenth of the fourth quarter revenue amount out of the net working capital as percentage of annualized net revenue denominator and 2) adjusting the number of days in the fourth quarter for the accounts receivable DSO and inventory days on hand calculations.

The 2006 result was driven by a company-wide focus on working capital management as both accounts receivable days sales outstanding and inventory days on hand were reduced in 2006 as compared to 2005.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

(in millions)	2006	2005	2004
Net cash provided by operating activities from continuing operations	$187.7	$116.2	$106.5

Income from continuing operations was $80.9 million in 2006, $56.7 million in 2005 and $29.8 million in 2004. Changes in net working capital accounted for sources of cash of $56.9 million in 2006, $1.5 million in 2005 and 21.4 million in 2004. Changes in trade accounts payable accounted for $30.6 million of the increase in cash generation primarily for the following reasons: the accounts payable balance as of December 3, 2005 was relatively low as the supply of certain raw materials tightened and payments to those vendors were accelerated at the end of 2005 to ensure an uninterrupted supply of product, a toll production agreement with the previous owner of the insulating glass sealant business acquired in Europe in the third quarter of 2006 and an overall focus in the company’s sourcing functions to emphasize both price and payment terms in their negotiations. In 2005, changes in trade accounts payable accounted for a use of cash of $17.2 million and in 2004 these changes accounted for a source of cash of $34.6 million. Another significant variance in the 2006 cash provided by operating activities from continuing operations as compared to 2005 was in other accrued expenses. The most prominent item was that in 2005 the company made a $9.5 million payment related to the conversion of its pension plan in Austria from a defined-benefit plan to a defined-contribution plan. The amount had been accrued at the end of 2004.

Cash flows from Investing Activities from Continuing Operations:

(in millions)	2006	2005	2004
Net cash provided by (used in) investing activities from continuing operations	($331.9)	$1.8	($48.1)

In 2006, three acquisitions accounted for $314.4 million of cash used, with the Roanoke acquisition of $275.4 million representing the most significant transaction. The insulating glass sealant business purchase from Henkel KGaA in the third quarter of 2006 accounted for $34.0 million of cash and a small adhesives acquisition in the fourth quarter in the U.S. was another $5.0 million.

Purchases of property plant and equipment were $21.1 million in 2006 as compared to $25.1 million in 2005 and $30.8 million in 2004. The decrease in the amount of capital spending correlates to the company’s belief that it has the correct production capacity in place for current and ongoing operations. The majority of the capital expenditures in the last three years relate to information technology and process improvement projects. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies

Cash was generated by investing activities from continuing operations in 2005 due to the following transactions:

•	$10.2 million from the sale of an idle facility in Europe.

•	$9.8 million from the payment of a note receivable by the new joint venture company in Japan.

•	$8.0 million from the sale of the 20 percent interest in the China subsidiaries and an option to purchase an additional 10 percent interest in 2007.

2004’s investing activities included the $22 million acquisition of the Probos businesses in Portugal.

Cash flows from Financing Activities from Continuing Operations:

(in millions)	2006	2005	2004
Net cash provided by (used in) financing activities from continuing operations	$121.3	($33.5)	($14.0)

The cash provided from financing from continuing operations in 2006 was mainly due to the $195 million of new debt that was secured to finance the Roanoke transaction. This increase was partially offset by $83.2 million of repayments of long-term debt, of which $25.0 million related to repayments on the 1998 private placement debt. Cash generated from the exercise of stock options was $19.9 million in 2006, $7.6 million in 2005 and $2.6 million in 2004. The increase in 2006 of cash generated from the exercise of stock options was mainly due to the higher average stock price in 2006 as compared to the prior years. The cash used in financing activities from continuing operations for 2005 included the repayment of $22.0 million related to the 1994 private placement debt. Cash dividends paid on common stock were $14.8 million, $14.0 million and $13.1 million in 2006, 2005 and 2004, respectively.

Cash Flows from Discontinued Operations:

(in millions)	2006	2005	2004
Cash provided by operating activities of discontinued operations	$6.8	$9.2	$16.1
Cash provided by investing activities of discontinued operations	$104.2	$—	$—

Cash provided by operating activities of discontinued operations represents the cash generated from the operations of the powder coatings business. Cash provided by investing activities of discontinued operations represents the proceeds received for the sale of the powder coatings business in the fourth quarter of 2006. The sale resulted in a pretax gain of $68.9 million ($50.3 million, net of tax).

Contractual Obligations

Due dates and amounts of contractual obligations follow.

	Payments Due by Period
(in millions)	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-term debt	$249.0	$25.0	$50.0	$127.1	$46.9
Interest payable on debt[1]	42.0	12.1	17.6	9.3	3.0
Operating leases	14.7	5.9	6.0	2.5	0.3
Pension contributions[2]	10.5	10.5	—	—	—
Purchase obligation contracts[3]	116.2	16.9	27.6	24.4	47.3

Total contractual obligations	$432.4	$70.4	$101.2	$163.3	$97.5

1	Interest is variable based on London Interbank Offered Rate (LIBOR). Interest payable estimated based on December 1, 2006 LIBOR rate of 5.32875%.

2	Pension contributions are only included for fiscal 2007. The company has not determined its pension funding obligations beyond 2007 and thus, any potential future contributions have been excluded from the table.

3	Represents a contract with Accenture to assist the company in delivering information technology.

The Company expects 2007 capital expenditures to be between $25 and $35 million.

Off Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The company adopted FIN 47 on December 2, 2006. Upon adoption, the company recorded a liability of $1.4 million and recognized a non-cash, cumulative effect charge of $0.7 million, net of taxes. See Note 5 to the Consolidated Financial Statements for further discussion.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors determined to be material under this new quantification method through a one-time cumulative effect adjustment to beginning-of-year retained earnings. Upon adoption of SAB 108, the company recorded a one-time cumulative effect income adjustment to its beginning-of-year retained earnings of $0.4 million, net of taxes. See Note 13 to the Consolidated Financial Statements for additional information on the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the company beginning December 3, 2006. The company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which would be the fiscal year ending December 1, 2007 for the company. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. Based upon the December 2, 2006 balance sheet and pension disclosures, the impact of adopting SFAS 158 is estimated to be a decrease in assets of $5.2 million, an increase in liabilities of $46.8 million and an increase in the accumulated other comprehensive loss of $52.0 million. The effect of adoption will differ from the estimate due to actual plan asset and liability experience in fiscal 2007.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the “2007 Outlook” section the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Item 1A. Risk Factors identifies some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk:    Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. Management believes that probable near-term changes in interest rates would not materially affect the company’s consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of December 2, 2006 would be approximately $1.5 million.

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

From a sensitivity analysis viewpoint, based on 2006 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $4.9 million in net income or $0.08 per diluted share.

Raw Materials:    The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, sustained strong economical growth in North America and China coupled with unplanned supplier production outages have led to strained supply-demand situations for several key derivatives (such as ethylene and propylene), some of their derivatives, several polymers and other petroleum derivatives such as waxes.

In 2006, the company’s single largest expenditure was the purchase of raw materials. Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries as of December 2, 2006 and December 3, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 2, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of December 2, 2006 and December 3, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 2, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on December 4, 2005, Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 2, 2006, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” on December 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of H.B. Fuller Company’s internal control over financial reporting as of December 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that H.B. Fuller Company maintained effective internal control over financial reporting as of December 2, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that H.B. Fuller Company maintained effective internal control over financial reporting as of December 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

H.B. Fuller Company acquired Roanoke Companies Group, Inc. and Henkel KGaA’s insulating glass sealant business during fiscal 2006. Management excluded from its assessment of internal control over financial reporting, Roanoke Companies Group, Inc. and Henkel KGaA’s insulating glass sealant business, that combined represent total assets of $336.9 million and revenues of $80.5 million, included in the consolidated financial statements of H.B Fuller Company and subsidiaries as of and for the year ended December 2, 2006. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of internal control over financial reporting of the acquired Roanoke Companies Group, Inc. and Henkel KGaA’s insulating glass sealant business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H.B. Fuller Company and subsidiaries as of December 2, 2006 and December 3, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 2, 2006, and our report dated February 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

February 15, 2007

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 2, 2006	December 3, 2005	November 27, 2004
Net revenue	$1,472,391	$1,437,074	$1,330,933
Cost of sales	(1,052,508)	(1,057,587)	(980,142)

Gross profit	419,883	379,487	350,791
Selling, general and administrative expenses	(304,458)	(300,235)	(292,223)
Gains from sales of assets	1,126	7,150	370
Other income (expense), net	439	308	(6,300)
Interest expense	(16,959)	(12,345)	(13,716)

Income before income taxes, minority interests and income from equity investments	100,031	74,365	38,922
Income taxes	(23,682)	(21,811)	(11,165)
Minority interests in (income) loss of subsidiaries	(1,390)	900	199
Income from equity investments	5,989	3,265	1,819

Income from continuing operations before cumulative effect of accounting change	80,948	56,719	29,775
Income from discontinued operations[1]	54,007	4,857	5,828
Cumulative effect of accounting change	(742)	—	—

Net income	134,213	$61,576	$35,603

Basic income per common share[2]:
Continuing operations before accounting change	1.38	0.99	0.52
Discontinued operations	0.92	0.08	0.10
Cumulative effect of accounting change	(0.01)	—	—

Net income	$2.28	$1.07	$0.63

Diluted income per common share[2]:
Continuing operations before accounting change	1.35	0.97	0.51
Discontinued operations	0.90	0.08	0.10
Cumulative effect of accounting change	(0.01)	—	—

Net income	$2.23	$1.05	$0.62

Weighted-average common shares outstanding:
Basic	58,793	57,468	56,858
Diluted	60,065	58,475	57,818
Dividends declared per common share	$0.24875	$0.24125	$0.22875

1	Fiscal 2006 includes the gain on sale of discontinued operations of $50,339, net of tax of $18,577.

2	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 2, 2006	December 3, 2005
Assets
Current Assets:
Cash and cash equivalents	$255,362	$157,547
Trade receivables, net	238,155	227,243
Inventories	128,623	129,075
Other current assets	46,071	41,943
Current assets of discontinued operations	883	26,626

Total current assets	669,094	582,434

Property, plant and equipment, net	298,004	282,884
Restricted cash	15,000	—
Other assets	128,802	128,213
Goodwill	195,208	76,145
Other intangibles, net	172,363	17,243
Long-term assets of discontinued operations	—	20,638

Total assets	$1,478,471	$1,107,557

Liabilities and Stockholders’ Equity
Current Liabilities :
Notes payable	$9,746	$9,597
Current installments of long-term debt	25,000	25,240
Trade payables	172,772	129,680
Accrued payroll / employee benefits	48,227	46,724
Other accrued expenses	41,687	28,982
Income taxes payable	19,671	9,736
Current liabilities of discontinued operations	25,339	11,899

Total current liabilities	342,442	261,858

Long-term debt, excluding current installments	224,000	112,001
Accrued pension liabilities	74,145	96,034
Other liabilities	42,320	33,082
Minority interests in consolidated subsidiaries	17,772	16,361
Long-term liabilities of discontinued operations	—	1,136

Total liabilities	700,679	520,472

Commitments and contingencies

Stockholders’ Equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000	59,932	29,185
Shares outstanding—2006 and 2005 were 59,931,766 and 29,184,754 on a pre-split basis in 2005
Additional paid-in capital	95,263	58,450
Retained earnings	597,115	507,217
Accumulated other comprehensive income (loss)	25,482	(7,767)

Total stockholders’ equity	777,792	587,085

Total liabilities and stockholders’ equity	$1,478,471	$1,107,557

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at November 29, 2003	$28,435	$42,454	$437,575	$3,044	$511,508

Net income			35,603		35,603
Foreign currency translation				21,480	21,480
Minimum pension liability, net of tax of $2,623				(4,342)	(4,342)

Comprehensive Income					52,741
Dividends			(13,460)		(13,460)
Stock option exercises	133	2,487			2,620
Share-based compensation plans other, net	82	1,840			1,922
Tax benefit on share-based compensation plans		376			376
Retirement of common stock	(9)	(238)			(247)

Balance at November 27, 2004	28,641	46,919	459,718	20,182	555,460

Net income			61,576		61,576
Foreign currency translation				(20,182)	(20,182)
Minimum pension liability, net of tax of $3,771				(7,767)	(7,767)

Comprehensive Income					33,627
Dividends			(14,077)		(14,077)
Stock option exercises	327	7,304			7,631
Share-based compensation plans other, net	228	3,199			3,427
Tax benefit on share-based compensation plans		1,355			1,355
Retirement of common stock	(11)	(327)			(338)

Balance at December 3, 2005	29,185	58,450	507,217	(7,767)	587,085

Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax			351		351

Adjusted balance at December 3, 2005	29,185	58,450	507,568	(7,767)	587,436

Net income			134,213		134,213
Foreign currency translation				26,016	26,016
Minimum pension liability, net of tax of $4,108				7,233	7,233

Comprehensive Income					167,462
Dividends			(14,853)		(14,853)
2-for-1 stock split	29,813		(29,813)		—
Stock option exercises	949	18,921			19,870
Share-based compensation plans other, net	48	13,529			13,577
Tax benefit on share-based compensation plans		6,187			6,187
Retirement of common stock	(63)	(1,824)			(1,887)

Balance at December 2, 2006	$59,932	$95,263	$597,115	$25,482	$777,792

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 2, 2006	December 3, 2005	November 27, 2004
Cash flows from operating activities from continuing operations:
Net income	$134,213	$61,576	$35,603
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(54,007)	(4,857)	(5,828)
Depreciation	39,460	49,381	49,838
Amortization	8,995	2,763	2,593
Deferred income taxes	(8,676)	(5,121)	11,964
Gains from sales of assets	(1,126)	(7,150)	(436)
Share-based compensation	13,234	2,278	1,196
Excess tax benefit from share-based compensation	(6,187)	—	—
Cumulative effect of accounting changes, net of tax	742	—	—
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	13,638	9,445	(9,477)
Inventories	14,440	5,933	(5,716)
Other current assets	(4,568)	4,347	(3,350)
Other assets	(4,598)	(671)	(987)
Trade payables	30,602	(17,219)	34,595
Accrued payroll / employee benefits	396	14,766	6,313
Other accrued expenses	3,874	(17,687)	6,897
Restructuring liabilities	(319)	(2,710)	(1,708)
Income taxes payable	15,787	9,974	(12,374)
Accrued / prepaid pensions	(6,447)	(100)	(2,368)
Other liabilities	4,805	4,807	4,820
Other	(6,586)	6,397	(5,068)

Net cash provided by operating activities from continuing operations	187,672	116,152	106,507

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(21,144)	(25,066)	(30,841)
Purchased business, net of cash acquired	(314,386)	(537)	(19,295)
Purchased investments	—	(2,611)	(3,000)
Proceeds from sale of property, plant and equipment	1,150	12,196	3,202
Proceeds from sale of investments	—	8,000	1,877
Proceeds from sale of business	2,515	—	—
Proceeds from repayment of note receivable from equity method investee	—	9,781	—

Net cash provided by (used in) investing activities from continuing operations	(331,865)	1,763	(48,057)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	195,000	—	—
Repayment of long-term debt	(83,241)	(22,740)	(2,712)
Net payments on notes payable	32	(4,108)	(247)
Dividends paid	(14,752)	(13,961)	(13,074)
Proceeds from stock options exercised	19,870	7,631	2,620
Excess tax benefit from share-based compensation	6,187	—	—
Other financing	(1,822)	(338)	(559)

Net cash provided by (used in) financing activities from continuing operations	121,274	(33,516)	(13,972)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 2, 2006	December 3, 2005	November 27, 2004
Effect of exchange rate changes	9,720	(3,077)	2,967

Net change in cash and cash equivalents from continuing operations	(13,199)	81,322	47,445

Cash provided by operating activities of discontinued operations	6,815	9,247	16,125
Cash provided by investing activities—net proceeds from sale of discontinued operations	104,199	—	—

Net change in cash and cash equivalents	97,815	90,569	63,570
Cash and cash equivalents at beginning of year	157,547	66,978	3,408

Cash and cash equivalents at end of year	255,362	$157,547	$66,978

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$29,914	$116	$386
Cash paid for interest	$12,640	$17,653	$14,606
Cash paid for income taxes	$11,265	$11,210	$17,479

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company is a worldwide manufacturer and marketer of adhesives and specialty chemical products having sales operations in 31 countries.

The largest business segment is industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), converting (packaging, corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), automotive and footwear. Adhesives represent approximately 69 percent of global net revenue and are manufactured and marketed globally. This business is managed on a worldwide basis and is reported as the Global Adhesives operating segment.

Specialty chemical products are also produced and supplied for a variety of applications such as ceramic tile applications, HVAC insulation, specialty products and consulting for packaging solutions, consumer products and products for the insulating glass market applications, as well as paint sold through retail outlets in Central America. These specialty chemical products represent approximately 31 percent of global net revenue and are reported as the Full-Valu/Specialty operating segment.

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

The fiscal year ends on the Saturday closest to November 30. Fiscal year 2006 ended on December 2, 2006 and included 52 weeks. Fiscal years 2005 and 2004 ended on December 3, 2005 and November 27, 2004 and included 53 and 52 weeks, respectively.

Reclassifications associated with the adoption of SFAS 123R, “Share-Based Payments” (see Note 3), required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

On December 1, 2006, the company sold its powder coatings business. As a result, the company has classified these operations as discontinued operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are disclosed separately in the Consolidated Statements of Cash Flows.

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

Provisions for sales returns are estimated based on historical experience, and adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Rebates recorded in the consolidated statement of income were $30,892, $22,074 and $22,745 in 2006, 2005 and 2004, respectively.

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

Income Taxes:    The income tax provision is computed based on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also Note 8.

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash:    As of December 2, 2006, there was $284 of restricted cash included in other current assets, which represents cash held in trust for the payment of asbestos claims (see Note 12). In addition, the company has recorded $15,000 as long-term restricted cash that relates to a portion of the Roanoke purchase price that was placed into escrow to cover indemnification by the seller and shareholders (see Note 2). There are no other contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 31 percent of consolidated inventories. During 2006, 2005 and 2004, reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net income of $13, $915 and $114, respectively. The remaining inventories, which include all non-U.S. operations and some U.S. locations, are valued at the lower of cost (mainly average cost) or market value.

Investments:    Investments with a value of $25,977 were held on December 2, 2006. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of “Other income (expense), net”.

Investments in Equity Securities Carried at Cost:    The aggregate cost of the company’s cost method investments totaled $7,701 at December 2, 2006. The company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Therefore, the company estimated that the fair value exceeded the cost of the investments (that is, the investments were not impaired).

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

Capitalized Interest Costs:    Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $562, $355 and $739 in 2006, 2005 and 2004, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. SFAS No. 142, “Goodwill and Other Intangible Assets” requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations in 2006 and 2005 confirmed that the fair value of the reporting units exceeded the respective net asset carrying values. The company generally performs its annual impairment assessments at the end of the third quarter.

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

The company considers a subsidiary’s sales price drivers, currency denomination of sales transactions and inventory purchases to be the primary indicators in determining a foreign subsidiary’s functional currency. The company’s subsidiaries in Latin America and certain European countries have a functional currency different than their local currency. All other foreign subsidiaries, which are located in North America, Europe and Asia, have the same local and functional currency.

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

Share-based Compensation:    The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. Effective December 4, 2005, the start of the first quarter of fiscal 2006, the company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Historically, the company accounted for share-based compensation under the recognition and measurement principles of APB 25, “Accounting for Stocks Issued to Employees” and related interpretations. No compensation expense related to stock option plans was reflected in the company’s Consolidated Statements of Income as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 3 for additional discussion.

Earnings Per Share:    The company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. The company uses the treasury stock method to calculate the effect of outstanding shares, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The computations for basic and diluted earnings per share follows:

	2006	2005	2004
Net income	$134,213	$61,576	$35,603
Weighted-average common shares—basic	58,792,668	57,467,602	56,857,506
Equivalent shares from share-based compensation plans	1,272,761	1,007,580	960,590

Weighted-average common and common equivalent shares—diluted	60,065,429	58,475,182	57,818,096

Share-based compensation awards for 69,341, 35,310 and 13,768 shares for 2006, 2005 and 2004, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. The company repurchased 73,682, 21,394 and 17,292 shares of common stock in 2006, 2005 and 2004, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding.

Recently Issued Accounting Pronouncements:    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The company adopted FIN 47 on December 2, 2006. Upon adoption, the company recorded a liability of $1,416 and recognized a non-cash, cumulative effect charge of $742, net of taxes. See Note 5 for further discussion.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors determined to be material under this new quantification method through a one-time cumulative effect adjustment to beginning-of-year retained earnings. Upon adoption of SAB 108, the company recorded a one-time cumulative effect income adjustment to its beginning-of-year retained earnings of $351, net of taxes. See Note 13 for additional information on the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the company beginning December 3, 2006. The company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which would be the fiscal year ending December 1, 2007 for the company. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. Based upon the December 2, 2006 balance sheet and pension disclosures, the impact of adopting SFAS 158 is estimated to be a decrease in assets of $5,219, an increase in liabilities of $46,829 and an increase in the accumulated other comprehensive loss of $52,048. The effect of adoption will differ from the estimate due to actual plan asset and liability experience in fiscal 2007.

Note 2:    Acquisitions and Divestitures

Acquisitions

Carolina Polymers’ polymer and adhesive technology:    On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs. Carolina Polymers is entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in the Global Adhesives operating segment. Based on preliminary valuation estimates, the company has recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill. The final valuation is expected to be completed in 2007. Due to initial shipment volumes, no earn-out accruals have been recorded. Pro forma information related to this acquisition is not included because its impact on the company’s consolidated results of operations is not considered to be material.

Henkel KGaA’s insulating glass sealant business:    On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. The insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business is included in the company’s Full-Valu/Specialty operating segment.

The total purchase price for the acquisition was approximately $34,040, which includes direct external acquisition costs of $631. The company funded the transaction with existing cash.

The acquired assets consist of inventory, manufacturing equipment, and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $3,166 of current assets, $1,490 of equipment, $14,563 of intangible assets, $14,971 of goodwill and $150 of long-term liabilities. All of the goodwill was assigned to the Full-Valu/Specialty operating segment and is tax deductible over 5 to 15 years. Of the $14,563 of acquired intangibles, $10,131 was assigned to customer relationships with an expected life of approximately 12 years and $4,432 was assigned to intellectual property and trademarks that have expected lives of 8 years.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on November 28, 2004 (beginning of fiscal 2005). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	2006	2005
Net revenue	$1,491,851	$1,490,854
Income from continuing operations before cumulative effect of accounting change	$81,189	$59,070
Income from continuing operations before cumulative effect of accounting change per share:
Basic	$1.38	$1.03
Diluted	$1.35	$1.01

Roanoke Companies Group, Inc.:    On January 30, 2006, the company signed an asset purchase agreement, under which it agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems with 2005 revenue of approximately $80,000. Roanoke is focused particularly on the retail home improvement market segment and is included in the company’s Full-Valu/Specialty operating segment.

The acquisition is expected to provide business synergies, including additional distribution channels and inventory sourcing options for the company’s existing specialty construction business component. The company is not aware of any significant pre-acquisition contingencies and does not believe that any pre-acquisition contingency will be material, individually or in the aggregate.

The total purchase price for the acquisition was approximately $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period. Any additional cash consideration payable to Roanoke’s senior management will be recorded as compensation expense. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of December 2, 2006.

The company funded the transaction with $80,258 in existing cash and $195,000 in new debt. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. The company is not aware of any significant pre-acquisition contingencies and does not believe that any pre-acquisition contingency will be material, individually or in the aggregate. This amount is recorded in long-term restricted cash and other long-term liabilities. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature.

The acquired assets consist primarily of assets used by Roanoke in the operation of its business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,769 of goodwill, $10,582 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the Full-Valu/Specialty operating segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Roanoke had occurred on November 28, 2004 (beginning of fiscal 2005). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	2006	2005
Net revenue	$1,496,323	$1,517,731
Income from continuing operations before cumulative effect of accounting change	$80,963	$61,404
Income from continuing operations before cumulative effect of accounting change per share:
Basic	$1.38	$1.07
Diluted	$1.35	$1.05

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

The investment was initially accounted for under the equity method. Upon adoption of FIN 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” at the end of the second quarter of 2004, it was determined that Autotek met the definition of a variable interest entity and the automotive joint venture was the primary beneficiary. The automotive joint venture provided subordinated financial support in the form of a $725 note receivable with Autotek and a guarantee on Autotek’s $500 fully drawn line of credit from a third party. During 2004, it also supplied approximately 40 percent of Autotek’s raw materials.

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

2005
Net revenue	$1,437,074
Income from continuing operations before cumulative effect of accounting change	$56,215
Income from continuing operations before cumulative effect of accounting change per share:
Basic	$0.98
Diluted	$0.96

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

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China subsidiaries and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at December 2, 2006 to $665. The company will continue to mark-to-market this liability through earnings in subsequent periods. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

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

Divestitures

Powder Coatings:    On October 19, 2006, the company agreed to sell its powder coatings business to The Valspar Corporation. The sale was completed on December 1, 2006. The sale price was $104,199 and is subject to a net working capital adjustment. The company has calculated the preliminary net working capital adjustment amount to reduce the selling price approximately $435. The net working capital adjustment will be finalized and paid in the first quarter of 2007. As part of this transaction, the company recorded a gain of $68,916 ($50,339 net of tax), which included direct costs to sell of $3,561, a favorable cumulative translation adjustment reversal of $3,002, the write-off of $5,336 of goodwill and the estimated net working capital adjustment.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from our powder coatings business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results and the gain associated with the sale of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in our Full/Valu-Specialty operating segment.

Revenue and income from discontinued operations for the years ended December 2, 2006, December 3, 2005 and November 27, 2004 were as follows:

	2006	2005	2004
Net revenue	$66,384	$75,119	$78,673
Income from operations	5,483	8,036	9,376
Gain on disposal	68,916	—	—
Income tax expense	(20,392)	(3,179)	(3,548)

Net income from discontinued operations	$54,007	$4,857	$5,828

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the powder coatings business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the powder coatings business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of discontinued operations as December 2, 2006 and December 3, 2005 were as follows:

	2006	2005
Cash and cash equivalents	$—	$84
Trade receivables, net	—	11,308
Inventories	—	13,909
Other current assets	883	1,325

Current assets of discontinued operations	883	26,626

Property, plant and equipment, net	—	15,968
Other assets	—	—
Goodwill	—	4,670

Long-term assets of discontinued operations	—	20,638

Trade payables	—	5,612
Accrued payroll / employee benefits	1,279	772
Other accrued expenses	3,999	1,063
Income taxes payable	20,061	4,452

Current liabilities of discontinued operations	25,339	11,899

Other liabilities	—	1,136

Long-term liabilities of discontinued operations	—	1,136

Note 3:    Accounting for Share-Based Compensation

The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described below.

Effective December 4, 2005, the start of the first quarter of fiscal 2006, the company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, “Accounting For Stock-Based Compensation” (SFAS 123). However, SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

Historically, the company accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. No compensation expense related to stock option plans was reflected in the company’s Consolidated Statements of Income as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, the company elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.”

The company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Share-based Compensation Plans

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

Year 2000 Stock Incentive Plan:    This plan allows for granting of awards to employees. On April 6, 2006, this plan was amended to, among other things, extend the term of the plan until January 26, 2016. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on the company’s common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan.

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

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan. The company matches, in the form of company stock, up to the first four percent of each employee’s pretax earnings, based on the employee’s contributions and the trustee purchases company shares on the open market. The costs of the company match were $2,818, $2,628 and $2,879 in 2006, 2005 and 2004, respectively.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at December 2, 2006
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	496,470
Year 2000 Stock Incentive Plan	10,400,000	5,535,850
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	96,304

Grant-Date Fair Value

The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2006, 2005 and 2004 were calculated using the following assumptions:

	2006[1]	2005[1]	2004[1]
Expected life (in years)	5.7	7.5	7.0
Weighted-average expected volatility	45.72%	41.12%	38.76%
Expected volatility	45.50% -46.00%	37.62% -45.17%	38.70% -38.77%
Risk-free interest rate	4.87%	4.37%	3.53%
Expected dividend yield	1.31%	1.53%	1.64%
Weighted-average fair value of grants	$8.45	$6.58	$5.31

1	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

Expected life—The company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The company believes that this historical data is currently the best estimate of the expected term of a new option. The company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the company identified two employee populations: executives and non-executives. The analysis showed that employees above a specific pay-grade held onto their stock options for a longer period of time as compared to non-executives. Prior to adoption of SFAS 123R, the company calculated the expected life based on one employee population.

Expected volatility—The company uses the company stock’s historical volatility for the same period of time as the expected life. The company has no reason to believe that its future volatility will differ from the past.

Risk-free interest rate—The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield—The calculation is based on the total expected annual dividend payout divided by the average stock price.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 72 percent and 89 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $13,234 has been included in the company’s Consolidated Statement of Income for the year ended December 2, 2006. Included in this amount is $3,641 of stock option expense that was recognized as a result of adopting SFAS 123R. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows:

2006
Selling, general and administrative expenses	$(3,641)

Share-based compensation expense before income taxes	(3,641)
Tax benefit	1,394

Share-based compensation expense after income taxes	$(2,247)
Effect on:
Earnings per share – Basic	$(0.04)
Earnings per share – Diluted	$(0.04)

Total share-based compensation expense also includes a net charge of $7,203 related to modifications on some of the former CEO share-based awards. The majority of the expense related to modifications that accelerated the vesting on certain awards that would have forfeited. These modifications gave the former CEO 60 days to exercise certain stock option awards after his date of resignation and caused his nonvested stock award restrictions to lapse. The company entered into these modifications, along with other conditions of the Separation Agreement, in exchange for a $4,000 reduction in the amount he would have been entitled to under the former CEO’s Employment Agreement had he terminated his employment at the end of the term of the Employment Agreement which was March 31, 2007. See Note 4 and Note 10 for other amounts recorded as a result of the Separation Agreement with the former CEO.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the year ended December 2, 2006, there was $6,187 of excess tax benefit recognized resulting from share-based compensation cost.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards” (FSP 123R-3). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. After evaluating the alternative methods, the company elected the transitional method described in FSP 123R-3 and used this to calculate its APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts in the year ended December 2, 2006 increased the APIC Pool to $7,139.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the years ended December 3, 2005 and November 27, 2004 based on the fair-value method under SFAS 123. The fiscal 2006 reported and pro forma net income and earnings per share are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	Year Ended December 3, 2005	Year Ended November 27, 2004
Income from continuing operations before cumulative effect of accounting change, as reported	$56,719	$29,775
Add back: Share-based compensation expense recorded, net of related tax effects	1,405	742

Income from continuing operations before cumulative effect of accounting change, excluding share-based compensation	58,124	30,517
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,919)	(2,876)

Pro forma income from continuing operations before cumulative effect of accounting change	$54,205	$27,641

Basic income from continuing operations before cumulative effect of accounting change per share:
As reported	$0.99	$0.52
Pro forma	$0.94	$0.49
Diluted income from continuing operations before cumulative effect of accounting change per share:
As reported	$0.97	$0.51
Pro forma	$0.93	$0.48

As of December 2, 2006, there was $3,914 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.5 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,109, which is expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of December 2, 2006, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2005	4,311,226	$13.44
Granted	46,100	19.36
Exercised	(1,542,664)	12.88
Forfeited or Cancelled	(175,044)	14.37

Outstanding at December 2, 2006	2,639,618	$13.80

The fair value of options granted during 2006, 2005 and 2004 was $390, $10,659 and $3,870, respectively. Total intrinsic value of options exercised during 2006, 2005 and 2004 was $17,344, $2,940 and $1,169, respectively.

Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 2, 2006 were $19,870.

The following table summarizes information concerning outstanding and exercisable options as of December 2, 2006:

	Options Outstanding[4]				Options Exercisable[4]
Range of Exercise Prices	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01–$10.00	377,112	3.8	$9.50	$6,188	377,112	3.8	$9.50	$6,188
$10.01–$15.00	1,549,646	6.7	13.74	18,866	1,054,526	6.4	13.59	12,993
$15.01–$20.00	712,860	9.0	16.21	6,913	254,980	8.9	16.00	2,527

	2,639,618	6.9	$13.80	$31,967	1,686,618	6.2	$13.04	$21,708

1	Represents the weighted-average remaining contractual life in years.

2	Represents the weighted-average exercise price.

3	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

4	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

A summary of nonvested restricted stock activity as of December 2, 2006, and changes during the year then ended is presented below:

	Units[1]	Shares[1]	Total[1]	Weighted- Average Grant Date Fair Value[1]	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2005	151,530	499,820	651,350	$14.34	2.6
Granted	—	12,474	12,474	21.57	3.0
Vested	(53,470)	(182,042)	(235,512)	13.39	1.0
Forfeited	(19,984)	(12,320)	(32,304)	14.32	1.7

Nonvested at December 2, 2006	78,076	317,932	396,008	$15.13	1.9

1	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

Total fair value of restricted stock vested during 2006, 2005 and 2004 was $6,193, $1,945 and $1,575, respectively. The total fair value of nonvested restricted stock at December 2, 2006 was $10,261.

The company repurchased 73,682, 21,394 and 17,292 restricted stock shares during 2006, 2005 and 2004, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of December 2, 2006 and changes during the year then ended were as follows:

	Non-employee Directors[2]	Employees[2]	Total[2]
Units outstanding December 3, 2005	184,023	180,233	364,256
Participant contributions	16,829	14,045	30,874
Company match contributions[1]	15,538	14,197	29,735
Payouts	(26,218)	(33,025)	(59,243)

Units outstanding December 2, 2006	190,172	175,450	365,622

1	The non-employee directors company match includes 13,244 deferred compensation units paid as a discretionary award.

2	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

The fair value of non-employee directors company matches for 2006, 2005 and 2004 was $49, $43 and $40, respectively. The fair value of the non-employee directors discretionary award for 2006, 2005 and 2004 was $263, $321 and $289, respectively. The fair value of employee company matches for 2006, 2005 and 2004 was $310, $192 and $144, respectively.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2006, 2005 and 2004 follow.

Other income (expense), net	2006	2005	2004
Foreign currency transaction losses, net	$(1,529)	$(1,131)	$(4,505)
Gains (losses) on trading securities	689	218	(100)
Amortization of investments in partnerships that generate low-income housing tax credits accounted for under the cost method	(1,735)	(2,910)	(2,256)
Interest income	3,523	2,225	779
Other, net	(509)	1,906	(218)

Total other income (expense), net	$439	$308	$(6,300)

Research and development expenses (included in selling, general and administrative expenses)	$16,917	$16,213	$15,213

Balance Sheet Information

Additional details of balance sheet amounts as of December 2, 2006 and December 3, 2005 follow.

Inventories:	2006	2005
Raw materials	$64,925	$66,088
Finished goods	81,058	77,842
LIFO reserve	(17,360)	(14,855)

Total inventories	$128,623	$129,075

Other current assets:	2006	2005
Employee and other receivables	$8,195	$9,981
Prepaid income taxes	10,203	9,461
Current deferred income tax asset	10,492	12,699
Prepaid expenses	17,181	9,802

Total other current assets	$46,071	$41,943

Property, plant and equipment:
Land	$42,900	$39,165
Buildings and improvements	225,949	207,097
Machinery and equipment	545,301	509,352
Construction in progress	14,275	13,269

Total, at cost	828,425	768,883
Accumulated depreciation	(530,421)	(485,999)

Net property, plant and equipment	$298,004	$282,884

Other assets:
Investment in trading securities	$25,977	$21,478
Equity basis investments	41,461	36,676
Cost basis investments	7,701	9,478
Long-term deferred tax asset	9,692	10,804
Prepaid postretirement benefits	12,781	15,419
Prepaid pension costs	23,461	24,918
Other long-term assets	7,729	9,440

Total other assets	$128,802	$128,213

Other accrued expenses:
Taxes other than income taxes	$6,471	$4,798
Interest	5,591	710
Product liability	2,986	3,975
Accrued SERP obligation	6,155	—
Accrued expenses	20,484	19,499

Total other accrued expenses	$41,687	$28,982

Other liabilities:
Long-term deferred tax liability	$9,327	$17,138
Long-term deferred compensation	9,591	8,954
Other long-term liabilities	21,920	6,990
Salary and incentive compensation continuation obligation	1,482	—

Total other liabilities	$42,320	$33,082

In accordance with the November 20, 2006 Separation Agreement with the former CEO, the company has recorded $6,155 of current obligation related to the SERP payout portion which will be paid in the second quarter of 2007. The former CEO is also entitled to 36 months of salary and incentive compensation continuation, payable in three equal annual installments beginning on December 1, 2007. His salary and incentive compensation continuation payments have been discounted to $2,291 of which $809 is included in accrued expenses and $1,482 is recorded as a long-term obligation. See Notes 3 and 10 for additional Separation Agreement discussion.

Additional details on the allowance for doubtful trade receivables for 2006, 2005 and 2004 follow.

	2006	2005	2004
Balance at beginning of year	$7,800	$8,493	$7,982
Charged to expenses	1,210	5,540	3,354
Write-offs	(2,563)	(5,924)	(3,310)
Effect of exchange rates	256	(293)	148
Other	200	(16)	319

Balance at end of year	$6,903	$7,800	$8,493

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2006, 2005 and 2004 follow.

Accumulated Other Comprehensive Income (Loss)	2006	2005	2004
Foreign currency translation adjustment	$46,705	$20,689	$40,871
Minimum pension liability adjustment net of taxes of $10,864, $14,972 and $11,201 in 2006, 2005 and 2004, respectively	(21,223)	(28,456)	(20,689)

Total accumulated other comprehensive income	$25,482	$(7,767)	$20,182

Note 5:    Asset Retirement Obligations

In accordance with FIN No. 47, “Conditional Asset Retirement Obligations” (FIN 47), the company has recognized conditional asset retirement obligations related to special handling of asbestos related materials in certain facilities. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The company has identified certain facilities for which it has plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos or has plans or expectation of plans to exit a facility. Once the probability of an action is determined, the company applies certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the reliance on third-party asbestos abatement specialists to estimate the costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.

The company adopted FIN 47 on December 2, 2006 and recorded a charge of $742, net of tax, recorded as the cumulative effect of accounting change in the Consolidated Statements of Income. In conjunction with the adoption, the company recorded conditional asset retirement obligations of $1,416 as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.

Pro forma amounts, as if FIN 47 had been applied for all periods, are:

	2006	2005	2004
Income from continuing operations before cumulative effect of accounting change, as reported	$80,948	$56,719	$29,775
Less: FIN 47 depreciation and accretion expense, net of tax	(67)	(60)	(60)

Pro forma income from continuing operations	$80,881	$56,659	$29,715

Pro forma conditional asset retirement obligation	$1,416	$1,326	$1,241

Basic earnings per share - income from continuing operations before cumulative effect of accounting change:
As reported	$1.38	$0.99	$0.52
Pro forma	$1.38	$0.99	$0.52

Diluted earnings per share – income from continuing operations before cumulative effect of accounting change:
As reported	$1.35	$0.97	$0.51
Pro forma	$1.35	$0.97	$0.51

Note 6:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of December 2, 2006, and December 3, 2005, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions and divestitures (see Note 2).

	2006	2005
Global Adhesives	$79,040	$70,568
Full-Valu/Specialty	116,168	5,577

Total	$195,208	$76,145

Additional details on the goodwill balance for 2006 and 2005 follow.

	2006	2005
Balance at beginning of year	$76,145	$85,183
Carolina Polymers’ acquisition (Note 2)	1,782	—
Henkel KGaA’s insulating glass sealant business acquisition (Note 2)	14,971	—
Roanoke Companies Group, Inc. acquisition (Note 2)	94,769	—
Sale of Global Adhesives product line	(40)	—
Autotek Sealants, Inc. adjustment (Note 2)	—	(149)
Japan Adhesives deconsolidation (Note 2)	—	(2,488)
Currency effect	7,581	(6,401)

Balance at end of year	$195,208	$76,145

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 2, 2006:
Original cost	$30,837	$148,074	$17,574	$196,485
Accumulated amortization	(18,112)	(6,160)	(1,859)	(26,131)

Net identifiable intangibles	$12,725	$141,914	$15,715	$170,354

Weighted average useful lives (in years)	11	19	14	18

As of December 3, 2005:
Original cost	$24,809	$5,663	$1,421	$31,893
Accumulated amortization	(15,698)	(636)	(706)	(17,040)

Net identifiable intangibles	$9,111	$5,027	$715	$14,853

Weighted average useful lives (in years)	12	18	6	13

Amortization expense with respect to amortizable intangible assets was $8,995, $2,763 and $2,593 in 2006, 2005 and 2004, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2007	2008	2009	2010	2011	Thereafter
Amortization Expense	$12,162	$11,775	$11,584	$10,447	$9,588	$114,798

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at December 2, 2006 and December 3, 2005 totaling $2,009 and $2,390, respectively, relate to the minimum pension liability intangible asset shown in the tables in Note 10 to the Consolidated Financial Statements and trademarks / trade names as disclosed in Note 2.

Note 7:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $9,746 at December 2, 2006. Of this amount, $29 represented the utilization of short-term committed lines and $9,717 represented various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 7.5 percent, 7.8 percent and 12.0 percent in 2006, 2005 and 2004, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. Total short-term committed lines at December 2, 2006 were $4,902 and of this amount $4,873 was unused.

Long-Term Debt

Long-term Debt, Including Capital Lease Obligations	Weighted- Average Interest Rate	Maturity Date	2006	2005
U.S. dollar obligations:
Senior notes	6.83%	2007-2010	$112,000	$137,000
Revolving credit line	5.95%	2010	62,000	—
Term Loan	5.95%	2010-2013	75,000	—
Various other obligations	7.56%		—	241

Total long-term debt			249,000	137,241

Less: current installments			(25,000)	(25,240)

Total			$224,000	$112,001

Long-term debt had an estimated fair value of $228,046 and $115,027 as of December 2, 2006 and December 3, 2005, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

Term	Committed	Drawn	Unused
Short-Term	$4,902	$29	$4,873
Long-term	250,000	62,000	188,000

Total	$254,902	$62,029	$192,873

A revolving credit agreement with a consortium of financial institutions accounted for $250,000 of the committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $375,000. Exercise of the accordion feature requires the approval of the consortium of financial institutions. At the company’s option, interest is payable at the London Interbank Offered Rate plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010. Subsequent to fiscal year-end, the company paid off the $62,000 drawn on the line.

In addition to the $250,000 revolving credit agreement referred to above, the company had $4,902 of committed credit facilities, comprised mostly of foreign short-term facilities. The major lines in these foreign short-term facilities carried a weighted-average interest rate of 6.4 percent and a maturity of December 31, 2006. There are no facility fees associated with these lines.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any “consolidated group” for income tax purposes other than with its subsidiaries. At December 2, 2006 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$25,000	$25,000	$25,000	$104,625	$22,500	$46,875

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000.

Note 8:    Income Taxes

Income From Continuing Operations Before Income Taxes, Minority Interests, Income From Equity Investments and Cumulative Effect of Accounting Change	2006	2005	2004
United States	$26,274	$29,471	$17,000
Non-U.S.	73,757	44,894	21,922

Total	$100,031	$74,365	$38,922

Components of the Provision for Income Taxes
Current:
U.S. Federal	$9,308	$7,858	$(11,889)
State	882	1,827	1,308
Non-U.S.	21,998	16,422	8,656

	32,188	26,107	(1,925)

Deferred:
U.S. Federal	(5,561)	(3,083)	8,182
State	(1,697)	(1,068)	1,483
Non-U.S.	(1,248)	(145)	3,425

	(8,506)	(4,296)	13,090

Total	$23,682	$21,811	$11,165

The 2006 and 2004 U.S. current and deferred provisions amounts above include the settlement of IRS audits and the impact on open years.

Reconciliation of Effective Income Tax Rate	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	1.3	2.2
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	1.1	1.4	8.0
Foreign tax credits	(1.9)	(2.1)	(12.1)
Non-U.S. taxes	(4.3)	1.0	8.5
Impact of Chile misstatement[1]	—	—	2.0
Interest income not taxable in the U.S.	(1.9)	(2.5)	(4.1)
Other tax credits	(1.2)	(3.6)	(7.3)
Impact of audit settlements[2]	(1.2)	—	(4.0)
Other	(2.6)	(1.2)	0.5

Total	23.7%	29.3%	28.7%

1	2004 related to a one-time adjustment in Chile, most of which did not provide a tax benefit.

2	Benefits from the settlement of IRS audits and the impact on open years were $1,302 in 2006 and $1,583 in 2004.

Deferred Income Tax Balances at Each Year-end Related to	2006	2005
Depreciation and amortization	$(24,157)	$(26,899)
Asset valuation allowances	1,607	2,008
Accrued expenses currently not deductible:
Employee benefit costs	16,936	14,366
Product and other claims	1,567	1,845
Tax loss carryforwards	14,881	16,567
Other	6,356	7,727

	17,190	15,614
Valuation allowance	(7,356)	(10,006)

Net deferred tax assets	$9,834	$5,608

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to minimum pension liability adjustments.

Net Deferred Taxes as Presented on the Consolidated Balance Sheets	2006	2005
Deferred tax assets:
Current	$10,492	$12,699
Non-current	9,692	10,804
Deferred tax liabilities:
Current	(1,023)	(757)
Non-current	(9,327)	(17,138)

Net deferred tax assets	$9,834	$5,608

Valuation allowances relate to foreign tax loss carryforwards, and U.S. state tax loss carryforwards where the future potential benefits do not meet the more likely than not realization test. The decrease in the valuation allowance during the year ended December 2, 2006, is primarily due to a decrease in foreign tax loss carryforwards.

U.S. income taxes have not been provided on approximately $214,684 of undistributed earnings of non-U.S. subsidiaries. The company intends to indefinitely reinvest these undistributed earnings. If any portion, however were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, cumulative tax losses of $34,525 are carried as net operating losses in 9 different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $33,979 can be carried forward indefinitely, while the remaining $546 must be used during the 2007-2012 period.

Note 9:    Stockholders’ Equity

Preferred Stock:    The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 59,931,766 and 58,369,508 shares issued and outstanding at December 2, 2006 and December 3, 2005, respectively. Dividends of $0.24875, $0.24125 and $0.22875 per share were declared and paid in 2006, 2005 and 2004, respectively.

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

Common Shares Outstanding	2006	2005	2004
Beginning balance	58,369,508	57,282,074	56,870,000
Stock options exercised	1,542,664	654,468	264,954
Deferred compensation paid	46,940	116,774	61,520
Restricted units vested	46,384	34,048	33,074
Restricted shares granted	12,474	372,214	80,476
Restricted shares forfeited	(12,522)	(68,676)	(10,658)
Shares withheld for taxes	(73,682)	(21,394)	(17,292)

Ending balance	59,931,766	58,369,508	57,282,074

Shareholder Rights Plan:    On July 13, 2006, the Board of Directors of the company approved a new shareholder rights plan. The shareholder rights plan provides each holder of a share of common stock a right to purchase one one-hundredth of a share of preferred stock for $95, subject to adjustment. No fraction of a preferred share (other than fractions in integral multiples of one one-hundredth of a share) will be issued. Preferred shares purchased upon exercise of the rights will not be redeemable. Each preferred share will be entitled to a preferential quarterly dividend payment, a preferential liquidation payment, voting rights, and participation in any merger, consolidation or other transaction in which common shares are exchanged. These rights are not currently exercisable. In the event any person becomes an Acquiring Person (as defined in the rights plan), each holder of a right will thereafter have a right to receive, upon exercise thereof at the then current aggregate exercise price, in lieu of preferred shares, such number of common shares of the company having a current aggregate market price equal to twice the current aggregate exercise price. In the event that at any time after there is an Acquiring Person the company is acquired in certain mergers or other business combination transactions or 50% or more of the assets or earning power of the company and its subsidiaries (taken as a whole) are sold, holders of the rights will thereafter have the right to receive, upon exercise thereof at the then current aggregate exercise price, such number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a current aggregate market price equal to twice the current aggregate exercise price. Rights held by an acquiring person are void. The company may redeem or exchange the rights in certain instances. Unless extended or redeemed, the rights expire on July 31, 2016.

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000.

Note 10:    Pension and Postretirement Benefits

Noncontributory defined benefit pension plans cover all U.S. employees. Benefits for these plans are based primarily on years of service and employees’ average compensation during their five highest out of the last ten years of service. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities. Other U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $5,236 and $4,887 in 2006 and 2005, respectively.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2006	2005	2006	2005	2006	2005
Benefit obligation, September 1 of prior year	$296,152	$271,180	$128,833	$113,280	$71,583	$73,920
Service cost	7,297	6,736	2,565	2,017	1,878	2,063
Interest cost	16,317	15,608	6,024	5,916	3,911	4,227
Participant contributions	—	—	272	337	722	603
Actuarial (gain)/loss	(15,263)	16,001	(4,616)	27,719	(3,485)	3,210
Other events	—	—	147	(2,832)	(964)	(7,047)
Special termination benefits	2,795	—	—	—	—	—
Benefits paid	(13,738)	(13,373)	(4,803)	(4,524)	(5,594)	(5,393)
Currency change effect	—	—	17,004	(13,080)	—	—

Benefit obligation, August 31	$293,560	$296,152	$145,426	$128,833	$68,051	$71,583

Accumulated benefit obligation, August 31	$263,369	$263,927	$135,563	$119,057	$68,051	$71,583

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in plan assets:	2006	2005	2006	2005	2006	2005
Fair value of plan assets, September 1 of prior year	$234,550	$213,263	$57,623	$50,678	$45,272	$46,152
Actual return on plan assets	19,075	32,265	10,566	13,410	3,494	3,577
Employer contributions	3,335	2,395	2,436	1,457	421	333
Participant contributions	—	—	272	337	722	603
Other	—	—	—	(1,740)	—	—
Benefits paid[1]	(13,738)	(13,373)	(1,447)	(1,184)	(5,594)	(5,393)
Currency change effect	—	—	8,301	(5,335)	—	—

Fair value of plan assets, August 31	$243,222	$234,550	$77,751	$57,623	$44,315	$45,272

1	Amount excludes benefit payments made from sources other than plan assets.

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2006 and 2005 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2006	2006	2005	2006	2006	2005	2006	2006	2005
Equity securities	80.0%	91.6%	99.2%	97.9%	97.8%	97.5%	100%	98.6%	100%
Fixed Income	20.0%	8.4%	0.8%	2.1%	2.2%	2.5%	—	1.4%	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The company’s investment strategy for U.S. plans is to pursue an asset allocation strategy with heavy emphasis on the domestic and international equity markets. Periodically the company examines the position of its portfolio relative to the efficient frontier to adjust its asset allocation targets appropriately. The expected long-term rate of return on these plans was 9.75 percent in 2006 and 2005.

In August 2006, the company began a process to diversify its U.S. pension asset portfolio. As of December 2, 2006, approximately 25 percent of the reinvestment process was completed. At the end of this process, 100 percent of the portfolio will be reinvested with each reinvestment reflecting a target asset allocation of approximately 80 percent equities and 20 percent fixed income securities. This process is expected to be completed by August 31, 2008.

The company’s investment strategy for the non-U.S. plans is to pursue an asset allocation strategy with a heavy emphasis on the equity markets of the specific country of the plan or a country’s economic zone (e.g. the euro zone). The expected long-term rate of return on these plans was 8.38 in 2006 and 8.73 percent in 2005.

The company’s investment strategy for other postretirement plans is to pursue an asset allocation strategy with heavy emphasis on the equity markets. Given the nature of the investment vehicle, passive (indexed) portfolios are preferred. The expected long-term rate of return on these plans was 8.75 percent in 2006 and 2005.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Reconciliation of funded status as of fiscal year-end:	2006	2005	2006	2005	2006	2005
Funded status	$(50,338)	$(61,603)	$(67,675)	$(71,211)	$(23,736)	$(26,311)
Unrecognized actuarial loss	46,171	65,971	34,183	41,678	41,243	47,854
Unrecognized prior service cost (benefit)	1,748	2,407	(51)	(49)	(6,937)	(8,057)
Unrecognized net transition obligation	—	—	60	85	—	—
Contributions between measurement date and fiscal year-end	350	305	17,133	1,210	97	103

Recognized amount	$(2,069)	$7,080	$(16,350)	$(28,287)	$10,667	$13,589

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of fiscal year-end:	2006	2005	2006	2005
Prepaid benefit cost	$18,524	$23,828	$4,937	$1,090
Accrued benefit liability	(20,593)	(16,748)	(31,473)	(29,376)
Additional minimum liability	(8,116)	(12,648)	(14,887)	(32,375)
Intangible asset	1,102	1,594	—	—
Accumulated other comprehensive income—pretax	7,014	11,054	25,073	32,374

Recognized amount	$(2,069)	$7,080	$(16,350)	$(28,287)

Included in the above accrued benefit liability for the U.S. Plans in 2006 are $2,795 of charges accrued as a result of the former CEO’s Separation Agreement. This amount represents special one-time termination benefit charges incurred. See Notes 3 and 4 for additional discussion on the Separation Agreement.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 2, 2006 and December 3, 2005, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$293,560	$296,152	$145,426	$128,833	$43,816	$43,254	$145,426	$128,833
Accumulated benefit obligation	263,369	263,927	135,563	119,057	40,750	40,022	135,563	119,057
Fair value of plan assets	243,220	234,550	77,751	57,623	12,881	10,571	77,751	57,623

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Without Medicare Part D Subsidy	With Medicare Part D Subsidy
Employer contributions
2007	$8,330	$2,157	$—	$—
Expected benefit payments
2007	$20,265	$4,779	$5,175	$428
2008	14,151	5,088	5,259	487
2009	14,477	5,292	5,366	538
2010	14,935	5,839	5,510	584
2011	15,520	5,949	5,647	625
2012-2016	90,772	34,602	29,638	3,986

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$7,298	$6,736	$6,304	$2,564	$2,017	$2,597	$1,879	$2,063	$1,843
Interest cost	16,317	15,608	15,338	6,024	5,916	6,240	3,911	4,227	3,580
Expected return on assets	(19,856)	(21,455)	(22,897)	(5,160)	(4,189)	(3,678)	(3,766)	(3,832)	(4,156)
Amortization:
Prior service cost	502	573	623	(4)	8	172	(2,217)	(1,295)	(1,295)
Actuarial (gain)/ loss	5,317	1,846	376	1,959	1,070	981	3,397	3,627	2,495
Transition amount	—	—	(14)	35	40	529	—	—	—
Curtailment (gain)/loss	157	—	—	—	—	(1,413)	133	—	—
Special recognition expense[1]	2,795	—	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$12,530	$3,308	$(270)	$5,418	$4,862	$5,428	$3,337	$4,790	$2,467

1	Charges accrued as a result of the former CEO’s Separation Agreement.

	Pension Benefits						Other Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.50%	5.75%	4.68%	4.38%	5.47%	6.00%	5.50%	5.75%
Rate of compensation increase	4.29%	4.24%	4.02%	3.03%	3.03%	3.00%

Weighted-average assumptions used to determine net costs for years ended	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%	4.38%	5.47%	5.78%	5.50%	5.75%	6.10%
Expected return on plan assets	9.75%	9.75%	9.75%	8.38%	8.73%	8.53%	8.75%	8.75%	8.75%
Rate of compensation increase	4.24%	4.02%	4.02%	3.03%	3.03%	3.00%

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

Assumed health care trend rates	2006	2005	2004
Health care cost trend rate assumed for next year	6.35%	6.85%	7.35%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.85%	4.85%	4.85%
Fiscal year that the rate reaches the ultimate trend rate	2009	2009	2009

The rate of increase in health care cost levels is expected to be 6.50 percent in the year 2007. Beginning in 2005, the company dollar contribution for retiree medical coverage will remain fixed at the 2004 level for employees who retired in 2005 or later.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the December 3, 2005 service and interest cost and the accumulated postretirement benefit obligation at December 2, 2006:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$594	$(479)
Effect on accumulated postretirement benefit obligation	$5,761	$(4,856)

Note 11:    Financial Instruments

Forward foreign currency contracts as of December 2, 2006, mature between December 4, 2006 and July 5, 2007. These contracts represent economic hedges of intercompany and third party transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market associated with these contracts was a net loss of $2,792 in 2006, a net gain of $1,259 in 2005 and a net loss of $1,886 in 2004. These net gains and losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 2, 2006 and December 3, 2005, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that will made in each of the years indicated based on operating leases in effect at December 2, 2006 are:

Fiscal Year	2007	2008	2009	2010	2011	Later years	Total Minimum Lease Payments
Operating Leases	$5,904	$3,468	$2,518	$1,525	$954	$369	$14,738

Rental expense for all operating leases, which include minimum lease payments and other charges such as common area maintenance fees was $10,092, $13,610 and $15,811 in 2006, 2005 and 2004, respectively.

Servicing Agreement:    In 2005, the company engaged Accenture LLP to assist in delivering Information Technology more effectively and at a reduced cost. The contract runs through 2015. Prior to the company’s engagement of Accenture, a significant portion of these costs were incurred as part of normal operations. Actual expenditures under the Accenture agreement for the years ended December 2, 2006 and December 3, 2005 were $19,669 and $4,653, respectively. Of the costs incurred, $3,914 and $0 were capitalized in 2006 and 2005, respectively. The future contractual obligations to Accenture that will have to be made in each of the years indicated based on the contract in place at December 2, 2006 are:

Fiscal Year	2007	2008	2009	2010	2011	Later years	Total Contractual Obligations
Servicing Agreement	$16,864	$14,448	$13,140	$12,204	$12,204	$47,328	$116,188

Environmental:    Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of December 2, 2006, $2,096 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of December 2, 2006, the company had recorded $3,861 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future environmental matters impacting the company. While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of December 2, 2006, the company’s subsidiary was a defendant in approximately 29 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. One of the lawsuits is a class action lawsuit purportedly involving 186 members, and some of the lawsuits involve EIFS in commercial or multi-family structures. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5,000 in settlement of these lawsuits and claims, of which insurers have paid $983 and are expected to pay an additional $644. As of December 2, 2006, the company had recorded $1,721 for the probable liabilities remaining and $1,207 for insurance recoveries for all such matters, including the $644 referred to above. The company continually reevaluates these amounts.

EIFS-related liabilities include amounts for pending lawsuits and claims as well as unasserted claims. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued for the unasserted claims are based primarily on historical experience. Because of the many uncertainties involved with litigation, management has concluded that it is not possible to estimate a range of loss, if any, that would exceed the accrual.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended December 2, 2006	Year Ended December 3, 2005	Year Ended November 27, 2004
Lawsuits and claims at beginning of year	75	94	93
New lawsuits and claims asserted	9	29	48
Lawsuits and claims settled	(55)	(40)	(44)
Lawsuits and claims dismissed	—	(8)	(3)

Lawsuits and claims at end of year	29	75	94

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	Year Ended December 2, 2006	Year Ended December 3, 2005	Year Ended November 27, 2004
Settlements reached	$5,989	$2,618	$1,753
Defense costs incurred	$2,507	$3,324	$2,832
Insurance payments received or expected to be received	$3,492	$2,276	$1,578

Plaintiffs in EIFS cases generally seek to have their homes repaired or the EIFS replaced, and a dollar amount for the cost of repair or replacement is not ordinarily specified in the complaint. Although complaints in EIFS cases usually do not contain a specific amount of damages claimed, a complaint may assert that damages exceed a specified amount in order to meet jurisdictional requirements of the court in which the case is filed. Therefore, the Company does not believe it is meaningful to disclose the dollar amount of damages asserted in EIFS complaints.

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

In 2004, the company and a group of other defendants (including the third party obligated to indemnify the company against certain asbestos-related claims) entered into negotiations with a group of plaintiffs to settle certain asbestos-related lawsuits. As previously reported and accounted for during the third quarter of 2004, the company has agreed to contribute approximately $3,522 towards the settlement to be paid in these cases in exchange for a full release of claims by the plaintiffs. Of this amount, the company’s insurers have paid $1,236. The company and its insurers have transferred the required amounts into a trust established to disburse payments related to settlements. As of December 2, 2006, the amount the company and its insurers have remaining to pay out of the trust is up to $437. The company’s remaining portion of this is up to $284 and is recorded as restricted cash, which is included in other current assets.

During the years ended December 2, 2006, December 3, 2005 and November 27, 2004 the Company settled five, twelve and ten asbestos-related lawsuits, respectively. The 2004 figure excludes the group settlement discussed above in the immediately preceding paragraph. The total amount of the settlements were $613, $697 and $424 in 2006, 2005 and 2004, respectively. The company’s insurers have paid or are expected to pay $415, $456 and $220 of these settlement amounts in 2006, 2005 and 2004, respectively. In addition, as discussed above, in 2004 the Company agreed to contribute $3,520 to the group settlement. The Company’s insurers have paid $1,236 of that settlement amount.

The Company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the Company, because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the Company. Rather, the Company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 2, 2006, the company had recorded $1,168 for probable liabilities and $576 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Guarantees:    In July 2000, the Board of Directors adopted the Executive Stock Purchase Loan Program, designed to facilitate immediate and significant stock ownership by executives, especially new management employees. During certain designated periods between September 2000 and August 2001, eligible employees were allowed to purchase shares of company common stock in the open market. Under the program, the company arranged for a bank to provide full-recourse, personal loans to eligible employees electing to participate in the program. The loans bore interest at the Applicable Federal Rate and matured in five years, with principal and interest due at that time. The loans were guaranteed by the company only in the event of the participant’s default. The final loan was repaid in the second quarter of 2006.

Note 13:    Staff Accounting Bulletin 108 (SAB 108)

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the company to adjust for the cumulative effect on retained earnings of errors relating to prior years deemed to be immaterial under an income statement approach that are material under the balance sheet approach. The company adopted SAB 108 effective the beginning of the fiscal year ended December 2, 2006. In accordance with SAB 108, the company has adjusted beginning retained earnings for fiscal 2006 in the accompanying Consolidated Financial Statements for the items described below.

Investment-in-Affiliate Adjustment:    The company adjusted its beginning retained earnings for fiscal 2006 related to a historical imbalance between the investment and the underlying equity in a consolidated subsidiary. It was determined that the company had recorded $309 more expense than necessary when recording the subsidiary’s earnings in a prior year which was incorrectly reflected as a other long-term liability.

Deferred Revenue on Shipments with Freight Claim Exposure:    The company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference in accounting for revenue deferral on pre-2004 shipments to customers for which the company retained the risk of loss due to freight claim exposure. This adjustment of $585, net of tax of $256, reflects the related retained earnings effect on pre-2004 shipments which were incorrectly recorded in long-term liabilities.

Consistent Application of Accounting for Sales Allowances:    The Company adjusted its beginning retained earnings for fiscal 2006 related to recognizing a reserve for expected sales allowances. Historically, the company had recorded reserves for expected sales allowances, but only at certain locations. The company did not record reserves at its other locations due to the size of individual reserve balances. The company aggregated all of the unrecorded reserves and determined that the unrecorded amount was $454, net of tax of $126.

Tax Accounting Adjustments:    The company adjusted its beginning retained earnings for fiscal 2006 for a historical misstatement in current and deferred taxes payable related to unreconciled differences in detailed records supporting the deferred tax assets and current taxes payable totaling $520 and an unrecorded tax benefit of $561 related to the Medicare Part D subsidy. This resulted in an overstatement of current liabilities of $520 and long-term liabilities of $561.

The cumulative effect of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

debit / (credit)
Description	Current Assets	Current Liabilities	Noncurrent Liabilities	Retained Earnings
Investment-in-Affiliate Adjustment	$—	$—	$309	$(309)
Deferred Revenue on Shipments with Freight Claim Exposure	—	—	(585)	585
Consistent Application of Accounting for Sales Allowances Receivable Disputes	(454)	—	—	454
Tax Accounting Adjustments	—	520	561	(1,081)

Total	$(454)	$520	$285	$(351)

Note 14:    Operating Segment Information

The company is managed through two operating segments—Global Adhesives and Full-Valu/Specialty. Resources are allocated and financial performance is assessed at the total operating segment level. This section contains the business component detail for each operating segment including the net revenue and operating income variances at the total operating segment level.

The two segments are organized based on different business models. The Global Adhesives segment has a business-to-business model with the adhesive as an ingredient used in the customer’s end product. The Global Adhesives segment has common business processes and is thus organized geographically to effectively and efficiently execute the global strategies of the segment. The Full-Valu/Specialty segment has predominately a business-to-consumer business model, which supplies finished product (e.g. ceramic tile installation, flooring adhesives, paint). Components with this type of model are considered Specialty businesses. In the situations where the model is business-to-business for Full-Valu/Specialty, then the model is solution-driven (e.g. insulating glass and packaging solutions). Business components with a solution-driven model are considered Full-Valu businesses. The different models result in different channels, customers, decision makers, and products for the two segments.

The two operating segments are evident from the company’s internal management and organizational structure. Each operating segment is managed by a Group President, which reports directly to the Chief Executive Officer. The Group Presidents are held accountable for, and are compensated based upon, the performance of the entire segment managed by the Group President. The business components within each segment are managed to maximize the results of the overall segment rather than the results of any individual business component of the segment. Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level. Therefore, the financial information for the components should only be used for directional indications of performance.

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses. Corporate expenses are fully allocated to each operating segment, except that, in the fourth quarter of 2006, $12,284 of charges related to a separation agreement with the company’s Chief Executive Officer were not allocated between the segments.

Reportable operating segment financial information for all periods presented follows:

	2006	2005	2004
Net Revenue:
Global Adhesives	$1,010,038	$1,057,710	$987,211
Full-Valu/Specialty	462,353	379,364	343,722

Total	$1,472,391	$1,437,074	$1,330,933

Inter-segment sales:
Global Adhesives	$11,562	$10,171	$5,449
Full-Valu/Specialty	$2,000	1,508	812

Operating income from continuing operations:
Global Adhesives	$92,708	$55,596	$35,348
Full-Valu/Specialty	35,001	23,656	23,220
Corporate	(12,284)	—	—

Total	$115,425	$79,252	$58,568

Depreciation and amortization:
Global Adhesives	$25,996	$31,167	$32,348
Full-Valu/Specialty	14,449	5,504	5,083
Corporate	8,010	15,473	15,000

Total	$48,455	$52,144	$52,431

Total Assets[1]:
Global Adhesives	$661,227	$595,594	$685,339
Full-Valu/Specialty	476,397	172,962	163,528
Corporate	340,014	291,737	231,415
Discontinued operations	833	47,264	55,077

Total	$1,478,471	$1,107,557	$1,135,359

Capital expenditures:
Global Adhesives	$9,843	14,457	$19,979
Full-Valu/Specialty	5,530	8,096	3,606
Corporate	5,771	2,513	7,256

Total	$21,144	$25,066	$30,841

[1]

Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of operating income from continuing operations to income from continuing operations before cumulative effect of accounting change and income taxes

	2006	2005	2004
Operating income from continuing operations	$115,425	$79,252	$58,568
Gains from sales of assets	1,126	7,150	370
Interest expense	(16,959)	(12,345)	(13,716)
Other income (expense), net	439	308	(6,300)

Income from continuing operations before cumulative effect of accounting change and income taxes	$100,031	$74,365	$38,922

	Net Revenue			Property, Plant and Equipment
Geographic Areas	2006	2005	2004	2006	2005	2004
North America	$779,584	$767,913	$713,916	$171,883	$158,499	$174,102
Europe	369,366	337,867	298,336	82,003	75,927	92,938
Latin America	221,472	211,228	178,268	29,296	33,609	37,236
Asia Pacific	101,969	120,066	140,413	14,822	14,849	25,771

Total Company	$1,472,391	$1,437,074	$1,330,933	$298,004	$282,884	$330,047

Note 15:    Restructuring and Other Related Costs

The restructuring plan, which was contemplated in 2001, approved and implemented throughout 2002, was completed in 2003. As a result, approximately 20 percent of the company’s fiscal 2001 global manufacturing capacity was eliminated and the Global Adhesives operating segment sales force was realigned. The plan resulted in the elimination of manufacturing facilities and employee positions. The company recorded charges in 2002 and 2003, related to the plan, including employee separation costs, accelerated depreciation on assets held and used until disposal, lease/contract termination costs and other costs directly related to the restructuring plan. The remaining liabilities accrued as part of the plan were $39 thousand and $343 as of December 2, 2006 and December 3, 2005, respectively. Details of the restructuring activity for 2005 and 2006 are as follow:

Total
Total liabilities at November 27, 2004	$3,100
Currency change effect	25
Other adjustments	93
Cash payments	(2,875)

Total liabilities at December 3, 2005	343
Long-term portion of liabilities	(45)

Current liabilities at December 3, 2005	298

Total liabilities at December 3, 2005	343
Cash payments	(304)

Total liabilities at December 2, 2006	39
Long-term portion of liabilities	(37)

Current liabilities at December 2, 2006	$2

The long-term portion of the restructuring liability relates to adverse lease commitments that are expected to be paid beyond one year. A gain of $1,692 was recognized in 2005 from the sale of one facility closed as a result of the restructuring plan. The largest cash payment in 2005 related to $1,884 of lease termination costs for one facility.

Note 16:    Chilean Matter

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

The investigation indicated that certain members of the local accounting organization knowingly recorded incorrect entries to certain accounts in the Chilean financial statements, beginning in 1999 and continuing through 2004. Furthermore, the investigation indicated a portion of these accounting irregularities involved the misappropriation of company assets. These actions resulted in a cumulative overstatement of net income totaling $3,067 as follows: cost of sales and other expense, net were understated by $1,684 and $1,622, respectively and income taxes were overstated by $239. Of the cumulative overstatement of net income of $3,067, $1,953 related to overstatements occurring prior to fiscal year 2004, which was determined to be immaterial to the respective prior year periods and 2004 and was recorded in the fourth quarter of 2004. Had this $1,953 difference been recognized in the years prior to 2004, reported diluted net income per share would have increased from $0.51 to $0.55 per share for the year ended November 27, 2004. The remaining $1,114 represented misstatements occurring in the second and third quarters in fiscal 2004 of $525 and $589, respectively.

Note 17:    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2006				Total
	Q1	Q2	Q3	Q4	Year
Net Revenue	$333,011	$371,807	$371,943	$395,630	$1,472,391
Gross Profit	94,101	107,506	105,828	112,448	419,883

Income from continuing operations before cumulative effect of accounting change	14,484	18,665	23,104	24,695	80,948
Discontinued operations	786	875	1,094	51,252	54,007
Cumulative effect of accounting change				(742)	(742)

Net Income	$15,270	$19,540	$24,198	$75,205	$134,213

Basic Income per common share
Continuing operations before accounting change	$0.25	$0.32	$0.39	$0.42	$1.38
Discontinued operations	$0.01	$0.01	$0.02	$0.87	$0.92
Cumulative effect of accounting change	—	—	—	($0.01)	($0.01)

Net income	$0.26	$0.33	$0.41	$1.27	$2.28

Diluted Income per share
Continuing operations before accounting change	$0.24	$0.31	$0.38	$0.41	$1.35
Discontinued operations	$0.01	$0.01	$0.02	$0.85	$0.90
Cumulative effect of accounting change	—	—	—	($0.01)	($0.01)

Net income	$0.26	$0.32	$0.40	$1.24	$2.23

Weighted-average common shares outstanding
Basic	58,040	58,730	59,157	59,243	58,793
Diluted	59,154	60,193	60,281	60,633	60,065

	2005				Total
	Q1	Q2	Q3	Q4	Year
Net Revenue	$334,660	$367,718	$340,284	$394,412	$1,437,074
Gross Profit	86,017	94,005	93,049	106,416	379,487
Income from continuing operations before cumulative effect of accounting change	5,359	14,612	14,186	22,562	56,719

Discontinued operations	1,142	1,603	1,355	757	4,857
Cumulative effect of accounting change	—	—	—	—	—

Net Income	$6,501	$16,215	$15,541	$23,319	$61,576

Basic Income per common share
Continuing operations before accounting change	$0.09	$0.26	$0.25	$0.39	$0.99
Discontinued operations	$0.02	$0.03	$0.02	$0.01	$0.08
Cumulative effect of accounting change	—	—	—	—	—

Net income	$0.11	$0.28	$0.27	$0.40	$1.07

Diluted Income per share
Continuing operations before accounting change	$0.09	$0.25	$0.24	$0.38	$0.97
Discontinued operations	$0.02	$0.03	$0.02	$0.01	$0.08
Cumulative effect of accounting change	—	—	—	—	—

Net income	$0.11	$0.28	$0.26	$0.40	$1.05

Weighted-average common shares outstanding
Basic	57,081	57,290	57,635	57,865	57,468
Diluted	57,924	58,259	58,864	58,853	58,475

1	Income per share amounts may not add due to rounding.

Note 18:    Subsequent Event

As of December 2, 2006, the company had $62,000 outstanding on its long-term revolving credit agreement with a consortium of financial institutions. The company paid off the entire amount on December 19, 2006, utilizing a portion of the proceeds received from the divestiture of its powder coatings business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of December 2, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of December 2, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s scope excluded the March 17, 2006 acquisition of Roanoke Companies Group, Inc. and the June 9, 2006 acquisition of Henkel KGaA’s insulating glass sealant business that combined represent $336.9 million of consolidated total assets and $80.5 million of consolidated net revenue of H.B. Fuller Company in its consolidated financial statements as of and for the year ended December 2, 2006. Accordingly, management’s assessment as of December 2, 2006 does not include the internal control over financial reporting of those operations. Based on our assessment we believe that, as of December 2, 2006, the company’s internal control over financial reporting is effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 45.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” (excluding the sections entitled “What are the roles of the Board’s committees?” and “How are directors compensated?”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 5, 2007 (the “2007 Proxy Statement”) are incorporated herein by reference.

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

The company has corporate governance guidelines and a code of business conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of these guidelines and code of business conduct is available under the Investor Relations section of the company’s website at www.hbfuller.com.

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

The information under the heading “Executive Compensation” (excluding the section entitled “Compensation Committee Report on Executive Compensation”) and the section under the heading “Election of Directors” entitled “How are directors compensated?” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,083,316	(1)	$13.80	(2)	6,128,624	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	3,083,316		$13.80		6,128,624

(1)	Consists of 2,639,618 outstanding stock options, 78,076 outstanding restricted stock units and 365,622 deferred units convertible to common stock under the company’s deferred compensation plans.

(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at December 2, 2006. Grants under these plans may be in the form of any of the listed types of awards. Of the number of shares available under the Year 2000 Stock Incentive Plan, only 1,026,408 of these shares remained available for restricted stock or restricted stock unit awards as of December 2, 2006.

Plan	Number of Shares	Types of Awards
1998 Directors’ Stock Incentive Plan	496,470	Options, restricted stock, restricted stock units, deferred units convertible to common stock, stock appreciation rights and performance awards
Year 2000 Stock Incentive Plan	5,535,850	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards
Key Employee Deferred Compensation Plan	96,304	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” and the section under the heading “Executive Compensation” entitled “Executive Stock Purchase Loan Program” contained in the 2007 Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section under the heading “Ratification of Appointment of Auditors” entitled “Fees to the Independent Auditor” contained in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements

Documents filed as part of this report:

Consolidated Statements of Income for the years ended December 2, 2006, December 3, 2005 and November 27, 2004.

Consolidated Balance Sheets as of December 2, 2006 and December 3, 2005.

Consolidated Statements of Stockholders’ Equity for the years ended December 2, 2006, December 3, 2005, and November 27, 2004.

Consolidated Statements of Cash Flows for the years ended December 2, 2006, December 3, 2005 and November 27, 2004.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

	Item	Incorporation by Reference

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006.

*10.10	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.11	Employment Agreement, dated March 30, 2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.12	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.13	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

	Item	Incorporation by Reference

*10.17	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2003—FY 2005), as amended	Exhibits 10.2 and 10.3 to the Current Report on Form 8-K dated December 1, 2005.

*10.18	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2004—FY 2006), as amended	Exhibits 10.4 and 10.5 to the Current Report on Form 8-K dated December 1, 2005.

*10.19	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K dated December 1, 2005.

10.20	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

*10.21	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

10.22	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006

10.23	Separation Agreement dated November 20, 2006 between the Company and Albert P. Stroucken	Exhibit 10.1 to the Current Report on form 8-K dated November 20, 2006

10.24	H.B. Fuller Company Defined Contribution Restoration Plan, effective January 1, 2007	Exhibit 10.2 to the Current Report on Form 8-K dated October 23, 2006

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(a)	See Exhibit Index and Exhibits attached to this Form 10-K.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	Signature	Title

By	/s/ MICHELE VOLPI	President and Chief Executive Officer and Director
	MICHELE VOLPI	(Principal Executive Officer)

Dated: February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/S/ JOHN A. FEENAN JOHN A. FEENAN	Senior Vice President, and Chief Financial Officer (Principal Financial Officer)

/S/ JAMES C. MCCREARY, JR. JAMES C. MCCREARY, JR.	Vice President and Controller (Principal Accounting Officer)

* LEE R. MITAU	Director, Chairman of the Board

* KNUT KLEEDEHN	Director

* J. MICHAEL LOSH	Director

* RICHARD L. MARCANTONIO	Director

* ALFREDO L. ROVIRA	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT	Director

*By:	/s/ TIMOTHY J. KEENAN
TIMOTHY J. KEENAN, Attorney in Fact

Dated: February 15, 2007

EXHIBIT INDEX

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent, which includes as an exhibit the form of Right Certificate	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.3	H.B. Fuller Company Executive Stock Purchase Loan Program	Exhibit 4.7 to the Registration Statement on Form S-8 (Commission File No. 333-44496) filed August 25, 2000 and the Registration Statement on Form S-8 (Commission File No. 333-48418) filed October 23, 2000.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.3	H.B. Fuller Company Restricted Stock Unit Plan	Exhibit 10(d) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.6	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997 and Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998.

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan, (2005 Amendment and Restatement)	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006

	Item	Incorporation by Reference

*10.10	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.11	Employment Agreement, dated March 30, 2004, between H.B. Fuller Company and Albert Stroucken	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 2004.

*10.12	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.13	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers, other than Albert Stroucken	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan

*10.17	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2003—FY 2005), as amended	Exhibits 10.2 and 10.3 to the Current Report on Form 8-K dated December 1, 2005.

*10.18	H.B. Fuller Company Performance Unit Plan Award Agreement (FY 2004—FY 2006), as amended	Exhibits 10.4 and 10.5 to the Current Report on Form 8-K dated December 1, 2005.

*10.19	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K dated December 1, 2005.

10.20	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

*10.21	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

*10.22	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006.

*10.23	Separation Agreement dated November 20, 2006 between the Company and Albert P. Stroucken	Exhibit 10.1 to the Current Report on Form 8-K dated November 20, 2006.

*10.24	H.B. Fuller Company Defined Contribution Restoration Plan, effective January 1, 2007	Exhibit 10.2 to the Current Report on Form 8-K dated October 23, 2006

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

	Item	Incorporation by Reference

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—John A. Feenan

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—John A. Feenan

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.