Form 10-Q
period 2007-03-03
FULLER H B CO
filed 2007-04-06
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 3, 2007

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 60,659,004 as of March 30, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Net revenue	$351,755	$333,011
Cost of sales	(249,465)	(238,910)

Gross profit	102,290	94,101
Selling, general and administrative expenses	(73,620)	(73,247)
Gains from sales of assets	87	813
Other income, net	1,375	491
Interest expense	(3,608)	(2,743)

Income before income taxes, minority interests, and income from equity investments	26,524	19,415
Income taxes	(7,692)	(5,805)
Minority interests in income of subsidiaries	(40)	(240)
Income from equity investments	2,028	1,114

Income from continuing operations	20,820	14,484
Income from discontinued operations	—	786

Net income	$20,820	$15,270

Basic income per common share[1]:
Continuing operations	$0.35	$0.25
Discontinued operations	—	0.01

Net Income	$0.35	$0.26

Diluted income per common share[1]:
Continuing operations	$0.34	$0.24
Discontinued operations	—	0.01

Net Income	$0.34	$0.26

Weighted-average shares outstanding:
Basic	59,933	58,040
Diluted	61,212	59,154

Dividends declared per common share	$0.06250	$0.06125

[1]	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 3, 2007	December 2, 2006
Assets
Current assets:
Cash and cash equivalents	$171,423	$255,362
Trade receivables, net of allowance for doubtful accounts of $6,592 at March 3, 2007 and $6,903 at December 2, 2006	216,286	238,155
Inventories	139,229	128,623
Other current assets	44,901	46,071
Current assets of discontinued operations	845	883

Total current assets	572,684	669,094

Property, plant and equipment, net	294,477	298,004
Restricted cash	15,000	15,000
Other assets	130,756	128,802
Goodwill	194,379	195,208
Other intangibles, net	167,391	172,363

Total assets	$1,374,687	$1,478,471

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$10,208	$9,746
Current installments of long-term debt	25,000	25,000
Trade payables	148,268	172,772
Accrued payroll / employee benefits	30,545	48,227
Other accrued expenses	34,411	41,687
Income taxes payable	25,765	19,671
Current liabilities of discontinued operations	1,857	25,339

Total current liabilities	276,054	342,442

Long-term debt, excluding current installments	162,000	224,000
Accrued pensions	74,977	74,145
Other liabilities	41,310	42,320
Minority interests in consolidated subsidiaries	17,821	17,772

Total liabilities	572,162	700,679

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized – 80,000,000, Shares issued and outstanding – 60,608,706 and 59,931,766, respectively	60,609	59,932
Additional paid-in capital	105,922	95,263
Retained earnings	614,124	597,115
Accumulated other comprehensive income	21,870	25,482

Total stockholders’ equity	802,525	777,792

Total liabilities and stockholders’ equity	$1,374,687	$1,478,471

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Cash flows from operating activities from continuing operations:
Net income	$20,820	$15,270
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(786)
Depreciation	9,344	9,655
Amortization	4,878	669
Deferred income taxes	(270)	(1,284)
Gains from sales of assets	(87)	(813)
Share-based compensation	580	1,406
Excess tax benefit from share-based compensation	(1,273)	(1,143)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	22,418	19,929
Inventories	(10,954)	(13,448)
Other assets	(2,627)	(3,822)
Trade payables	(24,141)	(6,115)
Accrued payroll / employee benefits	(17,506)	(13,834)
Other accrued expenses	(7,228)	61
Income taxes payable	7,454	1,652
Accrued / prepaid pensions	643	1,560
Other liabilities	865	2,681
Other	(482)	(73)

Net cash provided by operating activities from continuing operations	2,434	11,565

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(6,865)	(4,282)
Proceeds from sale of property, plant and equipment	208	231
Proceeds from sale of business	—	2,515

Net cash used in investing activities from continuing operations	(6,657)	(1,536)

Cash flows from financing activities from continuing operations:
Repayment of long-term debt	(62,000)	(241)
Net payments on notes payable	434	(1,268)
Dividends paid	(3,792)	(3,596)
Proceeds from stock options exercised	9,152	4,907
Excess tax benefit from share-based compensation	1,273	1,143
Repurchased common stock	(37)	(15)

Net cash provided by (used in) financing activities from continuing operations	(54,970)	930

Effect of exchange rate changes	(1,302)	1,516

Net change in cash and cash equivalents from continuing operations	(60,495)	12,475
Cash used in operating activities of discontinued operations	(23,444)	(2,503)

Net change in cash and cash equivalents	(83,939)	9,972

Cash and cash equivalents at beginning of period	255,362	157,547

Cash and cash equivalents at end of period	$171,423	$167,519

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(unaudited)

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$19	$20
Cash paid for interest	$6,164	$2,797
Cash paid for income taxes	$17,732	$3,150

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 2, 2006 as filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable beginning December 2, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on December 2, 2007. The company is in the process of evaluating the impact of FIN 48 on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The adoption of SFAS 157 is effective for the company beginning December 2, 2007. The company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which would be the fiscal year ending December 1, 2007 for the company. Measurement of the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. Based upon the December 2, 2006 balance sheet and pension disclosures, the impact of adopting SFAS 158 is estimated to be a decrease in assets of $5,219, an increase in liabilities of $46,829 and an increase in the accumulated other comprehensive loss of $52,048. The effect of adoption will differ from the estimate due to actual plan asset and liability experience in fiscal 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the company on December 2, 2007. The company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial condition, results of operations and cash flows.

Note 2: Acquisitions and Divestitures

Carolina Polymers’ polymer and adhesive technology: On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs. Carolina Polymers is entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in the Global Adhesives operating segment. Based on preliminary valuation estimates, the company has recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill. The final valuation will be completed in 2007. Due to initial shipment volumes, no earn-out accruals have been recorded. Pro forma information related to this acquisition is not included because its impact on the company’s consolidated results of operations is not considered to be material.

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

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on December 4, 2005 (beginning of fiscal 2006). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

13 weeks ended March 4, 2006
Net revenue	$342,235
Income from continuing operations	$15,384
Income from continuing operations per share:
Basic	$0.27
Diluted	$0.26

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

The total purchase price for the acquisition was approximately $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period. Any additional cash consideration payable to Roanoke’s senior management will be recorded as compensation expense. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of March 3, 2007.

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

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on December 4, 2005 (beginning of fiscal 2006). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

13 weeks ended March 4, 2006
Net revenue	$352,129
Income from continuing operations	$15,160
Income from continuing operations per share:
Basic	$0.26
Diluted	$0.26

Divestitures

Powder Coatings: On October 19, 2006, the company agreed to sell its powder coatings business to The Valspar Corporation. The sale was completed on December 1, 2006. The sale price was $104,199 and is subject to a net working capital adjustment. The company has calculated the preliminary net working capital adjustment amount to reduce the selling price approximately $435. The company currently expects that the net working capital adjustment will be finalized and paid in the second quarter of 2007. As part of this transaction, the company recorded a gain in the fourth quarter of 2006 of $68,916 ($50,339 net of tax), which included direct costs to sell of $3,561, a favorable cumulative translation adjustment reversal of $3,002, the write-off of $5,336 of goodwill and the estimated net working capital adjustment.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from the powder coatings business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in the Full/Valu-Specialty operating segment.

Revenue and income from discontinued operations for the 13 weeks ended March 4, 2006 was as follows:

13 weeks ended March 4, 2006
Net revenue	$15,283

Income from operations	1,151
Income tax expense	(365)

Net income from discontinued operations	$786

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the powder coatings business. In accordance with Emerging Issues Task Force (“EITF”) 87-24, “Allocation of Interest to Discontinued Operations” the company has not allocated general corporate overhead charges to the powder coatings business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of discontinued operations as of March 3, 2007 and December 2, 2006 were as follows:

	March 3, 2007	December 2, 2006
Other current assets	$845	$883

Current assets of discontinued operations	845	883

Accrued payroll / employee benefits	—	1,279
Other accrued expenses	569	3,999
Income taxes payable	1,288	20,061

Current liabilities of discontinued operations	1,857	25,339

Note 3: Accounting for Share-Based Compensation

Overview: The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in the company’s Annual Report filed on Form 10-K as of December 2, 2006.

Effective December 4, 2005, the start of the first quarter of fiscal 2006, the company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

The company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal years 2007 and 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at March 3, 2007
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	492,772
Year 2000 Stock Incentive Plan	10,400,000	5,294,538
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	84,584

Grant-Date Fair Value: The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the first quarter of 2007 and 2006 were calculated using the following assumptions:

	13 Weeks Ended
	March 3, 2007	March 4, 2006[1]
Expected life (in years)	5.9	6.4

Weighted-average expected volatility	45.82%	46.00%
Expected volatility	45.53% - 45.98%	46.00%
Risk-free interest rate	4.64%	4.71%
Expected dividend yield	1.88%	1.35%

Weighted-average fair value of grants	$11.21	$8.55

[1]	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

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

Expense Recognition: The company uses the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with cliff vesting.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 72 percent and 82 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $580 and $1,390 was included in the company’s Consolidated Statements of Income for the quarters ended March 3, 2007 and March 4, 2006, respectively. Included in these amounts were $695 and $912 of stock option expense, respectively. In 2007, total share-based compensation expense included $846 of favorable adjustments from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was $205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the quarters ended March 3, 2007 and March 4, 2006, there was $1,273 and $1,143, respectively, of excess tax benefit recognized.

Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts since adoption has increased the APIC Pool to $8,294.

As of March 3, 2007, there was $5,785 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 3.0 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,647, which is expected to be recognized over a weighted-average period of 2.3 years.

Share-based Activity

A summary of option activity as of March 3, 2007, and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 2, 2006	2,639,618	$13.80
Granted	406,743	26.79
Exercised	(639,139)	14.32
Forfeited or Cancelled	(187,688)	18.32

Outstanding at March 3, 2007	2,219,534	$15.65

The fair value of options granted during the first quarter of 2007 and 2006 was $4,558 and $170, respectively. Total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $7,820 and $2,685, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the quarter ended March 3, 2007 and March 4, 2006 were $9,152 and $4,907, respectively.

The following table summarizes information concerning outstanding and exercisable options as of March 3, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	377,112	3.6	$9.50	$5,849	377,112	3.6	$9.50	$5,849
$10.01-$15.00	983,911	6.2	13.68	11,143	694,901	5.6	13.46	8,027
$15.01-$20.00	506,430	8.8	16.29	4,414	112,926	8.6	16.10	1,006
$20.01-$25.00	—	—	—	—	—	—	—	—
$25.01-$30.00	352,081	9.8	26.79	—	—	—	—	—

	2,219,534	6.9	$15.65	$21,406	1,184,939	5.3	$13.04	$14,882

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of March 3, 2007, and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 2, 2006	78,076	317,932	396,008	$15.13	1.9
Granted	14,993	90,374	105,367	26.79	3.0
Vested	(3,498)	(3,940)	(7,438)	13.60	0.4
Forfeited	(10,930)	(74,580)	(85,510)	17.09	1.5

Nonvested at March 3, 2007	78,641	329,786	408,427	$17.76	2.3

Total fair value of restricted stock vested during the first quarter of 2007 and 2006 was $205 and $389, respectively. The total fair value of nonvested restricted stock at March 3, 2007 was $10,215.

The company repurchased 1,444 and 874 restricted stock shares during 2007 and 2006, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company estimates that approximately 10,000 restricted stock shares will be repurchased in fiscal 2007.

A summary of deferred compensation unit activity as of March 3, 2007, and changes during the 13 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding December 2, 2006	190,172	175,450	365,622
Participant contributions	3,251	9,890	13,141
Company match contributions	446	1,820	2,266
Payouts	(9,202)	(18,672)	(27,874)

Units outstanding March 3, 2007	184,667	168,488	353,155

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Weighted-average common shares – basic	59,933,376	58,040,466
Equivalent shares from share-based compensation plans	1,279,042	1,113,898

Weighted-average common and common equivalent shares – diluted	61,212,418	59,154,364

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

For the 13 week periods ended March 3, 2007 and March 4, 2006, share-based compensation awards for 22,080 and 129,996 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follows:

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Net income	$20,820	$15,270
Other comprehensive income
Foreign currency translation	(3,612)	5,678

Total comprehensive income	$17,208	$20,948

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	March 3, 2007	December 2, 2006
Foreign currency translation adjustment	$43,093	$46,705
Minimum pension liability	(21,223)	(21,223)

Total accumulated other comprehensive income	$21,870	$25,482

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended March 3, 2007 and March 4, 2006
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2007	2006	2007	2006	2007	2006
Service cost	$1,780	$1,824	$661	$621	$397	$470
Interest cost	4,366	4,079	1,694	1,441	1,010	978
Expected return on assets	(5,098)	(4,964)	(1,876)	(1,242)	(921)	(942)
Amortization:
Prior service cost	90	126	(1)	—	(433)	(554)
Actuarial loss	614	1,329	342	471	787	849
Transition amount	—	—	5	8	—	—

Net periodic benefit cost	$1,752	$2,394	$825	$1,299	$840	$801

Note 7: Inventories: The composition of inventories follows:

	March 3, 2007	December 2, 2006
Raw materials	$70,878	$64,925
Finished goods	86,116	81,058
LIFO reserve	(17,765)	(17,360)

	$139,229	$128,623

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

As of March 3, 2007, the company had forward foreign currency contracts maturing between March 15, 2007 and December 17, 2007. The mark-to-market effect associated with these contracts was net unrealized losses of $443 at March 3, 2007.

Note 9: Commitments and Contingencies

Environmental: From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the cleanup of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) or defendant, generally in conjunction with numerous other parties, in a number of government enforcement and private actions associated with hazardous waste sites. As a PRP or defendant, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the

Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of March 3, 2007, $1,803 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of March 3, 2007, the company had recorded $3,594 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information develops or circumstances change.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of March 3, 2007, the company’s subsidiary was a defendant in approximately 26 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5,000 in settlement of these lawsuits and claims, of which insurers have paid $983 and are expected to pay an additional $644. As of March 3, 2007, the company had recorded $1,565 for the probable liabilities and $1,095 for insurance recoveries for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	Quarter Ended March 3, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	1	9
Lawsuits and claims settled	(4)	(55)
Lawsuits and claims dismissed	—	—

Lawsuits and claims at end of period	26	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	Quarter Ended March 3, 2007	Year Ended December 2, 2006
Settlements reached	$50	$5,989
Defense costs incurred	$150	$2,507
Insurance payments received or expected to be received	$1,191	$3,492

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $613. The company’s insurers have paid or are expected to pay $415 of these settlement amounts. During the first quarter of 2007 the company settled four asbestos-related lawsuits for $389. The company’s insurers are expected to pay $280 of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company, because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 3, 2007, the company had recorded $560 for probable liabilities and $264 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 10: Operating Segments

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

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment. Segment data for the quarter follows:

	13 Weeks Ended
	March 3, 2007			March 4, 2006
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
Global Adhesives	$237,388	$2,085	$21,372	$242,433	$2,738	$16,106
Full-Valu/Specialty	114,367	631	7,298	90,578	535	4,748

Total	$351,755		$28,670	$333,011		$20,854

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests, and Income from Equity Investments

	13 Weeks Ended
	March 3, 2007	March 4, 2006
Operating income from continuing operations	$28,670	$20,854
Gains from sales of assets	87	813
Other income, net	1,375	491
Interest expense	(3,608)	(2,743)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$26,524	$19,415

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the company’s Annual Report on Form 10-K for the year ended December 2, 2006 for important background information related to the company’s business.

Net income from continuing operations in the first quarter of 2007 of $20.8 million represented a 44 percent increase over the first quarter of 2006. The increase resulted primarily from management’s continuing emphasis on a more profitable mix of business and the realization of savings from various productivity and process improvement initiatives completed during 2006. The gross profit margin improved 0.8 percentage points from the first quarter of 2006 to 29.1 percent. Net revenue increased 5.6 percent over the first quarter of 2006 because of the impact from acquisitions made in 2006, favorable foreign currency effects and higher selling prices. Sales volume was adversely impacted in the quarter by the accelerated weakness in the North American automotive and construction-related industries. Net earnings per share from continuing operations, on a diluted basis, was $0.34 in the first quarter of 2007 as compared to $0.24 in the first quarter of 2006.

Results of Operations

Net Revenue:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Net revenue	$351.8	$333.0	5.6%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2007:

( ) = Decrease	2007 vs 2006
Product Pricing	4.1%
Sales Volume	(10.3)%
Acquisitions/Divestitures	9.4%
Currency	2.4%

Total	5.6%

The net revenue increase from higher selling prices combined with lower sales volume is a continuation of the company’s strategy to focus on a more profitable mix of product offerings. Accelerating the sales volume decline in the first quarter of 2007 was the economic slowdown in the North American housing and other construction-related industries along with the continuing weakness in the automotive industry in North America.

Cost of Sales:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Cost of sales	$249.5	$238.9	4.4%
Percent of net revenue	70.9%	71.7%

Raw material costs vary by product category but on an overall basis the costs were stable to slightly lower during the first quarter of 2007 as compared to year-end 2006. The raw material costs were a reflection of the stability in both energy prices and the key feedstock derivatives. The raw material prices however, were still significantly higher than in the first quarter of 2006. The cost of sales dollar amount in the first quarter of 2007 was driven upward by over $23 million as compared to last year from acquisitions made after the first quarter of 2006. Foreign currency movements compared to the U.S. dollar increased the first quarter cost of sales by an estimated $6 - $7 million. Decreases in the cost of sales dollars resulted primarily from the 10.3 percent reduction in sales volume as compared to the first quarter of 2006. Productivity improvements in the manufacturing facilities resulting from initiatives completed in 2006 also had a positive impact on the cost of sales.

Gross Profit Margin:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Gross Profit	$102.3	$94.1	8.7%
Percent of net revenue	29.1%	28.3%

The improved margin was primarily due to the company’s continued focus on repositioning its product portfolio to a more profitable mix of business. Selling price management and productivity improvements also had favorable effects on the first quarter’s margin.

Selling, General and Administrative (SG&A) Expenses:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
SG&A	$73.6	$73.2	0.5%
Percent of net revenue	20.9%	22.0%

The acquisitions made after the first quarter of 2006 contributed $7.2 million to the SG&A expenses in the first quarter of 2007. Included in the $7.2 million was $4.2 million of amortization expense, of which $1.7 million related to accelerated amortization of a discontinued trade name. Currency effects added an estimated $1.0 - $1.5 million to the expenses as compared to the first quarter of 2006. SG&A expense decreases resulted primarily from reductions in employee headcount and strict cost controls throughout the company. Certain key executive positions, whose costs are charged to SG&A expense, remained open as of the end of the first quarter of 2007.

Gains from Sales of Assets:

(In millions)	1st Qtr 2007	1st Qtr 2006
Gains from sales of assets	$0.1	$0.8

The most significant transaction impacting gains from sales of assets in 2006 was the sale of a minor adhesives product line and associated assets that resulted in a gain of $0.6 million.

Other Income, net:

(In millions)	1st Qtr 2007	1st Qtr 2006
Other income, net	$1.4	$0.5

Interest income of $1.5 million in the first quarter of 2007 as compared to $1.0 million last year was the primary reason for the improvement in Other Income, net. The increase in interest income is a direct result of the higher average cash balance resulting from strong cash flow generation during 2006.

Interest Expense:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Interest expense	$3.6	$2.7	31.5%

The increase in 2007 as compared to 2006 was mainly due to the increase in debt associated with the Roanoke acquisition made in the second quarter of 2006.

Income Taxes:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Income taxes	$7.7	$5.8	32.5%
Effective tax rate	29.0%	29.9%

The reduction in the 2007 rate as compared to 2006 was primarily due to a favorable geographic shift of pretax earnings generation. The most significant shift was the increase in pretax earnings coming from the company’s European operations.

Minority Interests in Income of Subsidiaries:

(In millions)	1st Qtr 2007	1st Qtr 2006
Minority interests in income of subsidiaries	$(0.0)	$(0.2)

The lower minority interest expense in 2007 as compared to 2006 was due primarily to lower pretax earnings generation from the company’s North American automotive venture of which it owns 70 percent.

Income from Equity Investments:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Income from equity investments	$2.0	$1.1	82.0%

The improvement in 2007 was primarily due to the increase in earnings from the company’s 30 percent-owned international automotive joint venture. The company’s 40 percent ownership of the Sekisui-Fuller joint venture in Japan generated income of $0.4 million in the first quarter of 2007 as compared to $0.1 million in the first quarter of 2006.

Income from Continuing Operations:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Income from continuing operations	$20.8	$14.5	43.7%
Percent of Revenue	5.9%	4.3%

The company’s product repositioning strategy and productivity improvements resulting from projects utilizing the Lean Six SigmaSM methodology were the most significant factors in the earnings improvement in 2007. The diluted earnings per share from continuing operations of $0.34 in 2007 compared to $0.24 in 2006.

Income from Discontinued Operations:

(In millions)	1st Qtr 2007	1st Qtr 2006
Income from discontinued operations	—	$0.8

The income from discontinued operations of $0.8 million in 2006 represents net income generated by the powder coatings business, net of tax, which was divested on December 1, 2006.

Net Income:

(In millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Net Income	$20.8	$15.3	36.3%
Percent of Revenue	5.9%	4.6%

The diluted earnings per share were $0.34 and $0.26 in 2007 and 2006, respectively.

Operating Segment Results

In the first quarter of 2007, the company announced a reorganization that will impact its operating segment reporting in future periods. The reorganization was effective on March 5, 2007, the beginning of the company’s second fiscal quarter. The primary change is that the business will be managed primarily on a regional basis, with four regional presidents (North America, Europe, Latin America, Asia Pacific) reporting directly to the CEO. The company will conduct an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to determine its reportable segments for future reporting periods.

During the first quarter of 2007 the company continued to be managed through its two operating segments – Global Adhesives and Full-Valu/Specialty. Resources are allocated and financial performance is assessed at the total operating segment level. This section contains the business component detail for each operating segment including the net revenue and operating income variances at the total operating segment level.

Net Revenue by segment:

(in millions)	1st Qtr 2007		1st Qtr 2006
	Net Revenue	% of Total	Net Revenue	% of Total
Global Adhesives	$237.4	67%	$242.4	73%
Full-Valu/Specialty	114.4	33%	90.6	27%

Total	$351.8	100%	$333.0	100%

Operating Income by segment:

(in millions)	1st Qtr 2007		1st Qtr 2006
	Operating Income	% of Total	Operating Income	% of Total
Global Adhesives	$21.3	75%	$16.1	77%
Full-Valu/Specialty	7.3	25%	4.7	23%

Total	$28.6	100%	$20.8	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

(in millions)	1st Qtr 2007	1st Qtr 2006
Operating income from continuing operations	$28.6	$20.8
Gains from sales of assets	0.1	0.8
Other income, net	1.4	0.5
Interest expense	(3.6)	(2.7)

Income from continuing operations before income taxes, minority interests and income from equity investments	$26.5	$19.4

Global Adhesives:

The following table shows the net revenue generated from the key components of the Global Adhesives segment.

(in millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
North America	$88.5	$97.3	(9.1)%
Europe	84.3	74.9	12.6%
Latin America	26.2	26.8	(2.2)%
Asia Pacific	18.3	19.7	(7.3)%
Automotive	18.4	22.6	(18.6)%
Other[1]	1.7	1.1	NMP

Total Global Adhesives	$237.4	$242.4	(2.1)%

[1]	‘Other’ net revenue includes adjustments for deferred revenue calculations and royalty revenue that are not allocated to the individual components.
NMP	= Non-meaningful percentage

The following table provides details of the Global Adhesives net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006
( ) = Decrease	North America	Europe	Latin America	Asia Pacific	Automotive	Total
Pricing/Sales Volume	(11.2)%	2.9%	(2.2)%	(11.2)%	(18.6)%	(6.3)%
Acquisitions/Divestitures	2.2%	—	—	—	—	0.9%
Currency	(0.1)%	9.7%	—	3.9%	—	3.3%

Total	(9.1)%	12.6%	(2.2)%	(7.3)%	(18.6)%	(2.1)%

The following table reflects the operating income by component of the Global Adhesives operating segment:

(in millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
North America	$10.8	$11.4	(5.0)%
Europe	6.9	4.1	68.9%
Latin America	1.1	0.9	25.0%
Asia Pacific	0.5	0.9	(45.9)%
Automotive	(1.0)	(0.8)	(20.7)%
Other	3.0	(0.4)	NMP

Total Global Adhesives	$21.3	$16.1	32.7%

Segment profit margin %	9.0%	6.6%

NMP	= Non-meaningful percentage

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

Sales volumes declined due to the continued focus on repositioning the product lines to a more profitable mix of business. Also contributing to the volume decline was the slowdown in North America of the automotive, housing and other construction-related industries. Increased selling prices contributed a positive 4.3 percent to the first quarter net revenue variance to last year. A full percentage point increase in the first quarter gross profit margin was the key factor in driving the operating income up 33 percent in the first quarter of 2007 as compared to the same period in 2006.

North America: Net revenue in the North America component decreased 9.1 percent in the first quarter as compared to last year. Product pricing increased net revenue 4.3 percent while sales volume declined over 15 percent. The economic slowdown in key industries had a significant impact on the North America sales volume. Stable raw material prices combined with disciplined selling price management resulted in an increase in the gross profit margin. The improved margin partially mitigated the negative impact from reduced sales volume. Although operating income dollars decreased 5.0 percent as compared to the first quarter of 2006, the quality of earnings improved as the operating margin of 12.2 percent was 0.5 percentage points better than the first quarter of 2006.

Europe: Europe was the only Global Adhesives component in which volume declines did not exceed the increases in selling prices. Selling prices increased an average of 3.9 percent while volume declines were only 1.0 percent as compared to the first quarter of 2006. The stronger euro had a positive 9.7 percent impact on first quarter net revenue. Operating income for the Europe component increased 68.9 percent as compared to the first quarter of 2006. Continued efforts to reposition products and the impact of successful Lean Six SigmaSM projects completed in 2006 to reduce operating costs were the principal drivers of the increase in operating income.

Latin America: The Latin America component decreased net revenue 2.2 percent as compared to the first quarter of 2006. Sales volume declined 10.0 percent while selling prices increased 7.8 percent. Contributing to the decrease in sales volume was the political instability in certain parts of South America. Operating income in the first quarter of 2007 of $1.1 million was 25 percent above last year. Last year’s first quarter included $1.1 million of severance and other related costs associated with a cost reduction initiative, which was partially offset by a $0.6 million insurance recovery in Chile.

Asia Pacific: Sales volume declined over 14 percent in the first quarter primarily due to the repositioning of product lines to focus on more value-added solutions for customers. Product pricing generated a 3.1 percent increase in net revenue as compared to last year. The pricing increases however, did not fully offset the impact from reduced volume resulting in a decrease in the gross profit margin. The reduced margin was the primary factor contributing to the lower operating income in 2007 versus 2006.

Automotive: In automotive, net revenue decreased 18.6 percent in the first quarter of 2007 primarily due to management’s decision in 2006 to exit certain low profit business. Also contributing to the net revenue decrease was the overall slowdown in the North American automotive industry. Product pricing generated an increase in net revenue of 3.0 percent as compared to last year. Operating income declined in the first quarter as compared to last year as cost savings realized from 2006 initiatives were not enough to offset the overall reduction in net revenue.

Other: The operating income(loss) from the ‘other’ component of Global Adhesives includes deferred revenue adjustments, royalty income and certain other items that are not allocated to the individual components of the operating segment.

Full-Valu/Specialty

The following table shows the net revenue generated from the key components of the Full-Valu/Specialty segment.

(in millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Specialty Construction	$43.6	$31.2	39.9%
Paints	26.8	27.0	(0.5)%
Insulating Glass	23.6	13.9	69.9%
Packaging Solutions	11.2	11.1	0.7%
Consumer	7.5	7.1	5.5%
Other[1]	1.7	0.3	NMP

Total Full-Valu/Specialty	$114.4	$90.6	26.3%

[1]	‘Other’ net revenue includes adjustments for deferred revenue calculations that are not allocated to the individual components.
NMP	= Non-meaningful percentage

The following table provides details of the Full-Valu/Specialty net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006
( ) = Decrease	Specialty Construction	Paints	Insulating Glass	Packaging Solutions	Consumer	Total
Pricing/Sales Volume	(17.8)%	(0.5)%	(10.3)%	0.8%	3.2%	(6.1)%
Acquisitions/Divestitures	57.7%	—	80.2%	—	—	32.2%
Currency	—	—	—	(0.1)%	2.3%	0.2%

Total	39.9%	(0.5)%	69.9%	0.7%	5.5%	26.3%

The following table reflects the operating income by component of the Full-Valu/Specialty operating segment:

(in millions)	1st Qtr 2007	1st Qtr 2006	2007 vs 2006
Specialty Construction	$1.0	$0.7	50.1%
Paints	1.6	1.3	24.1%
Insulating Glass	1.0	1.7	(45.4)%
Packaging Solutions	3.0	3.1	(2.7)%
Consumer	0.1	0.2	(71.9)%
Other	0.6	(2.3)	NMP

Total Full-Valu/Specialty	$7.3	$4.7	53.7%

Segment profit margin %	6.4%	5.2%

NMP	= Non-meaningful percentage

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

Total Full-Valu/Specialty

The 2006 acquisitions of Roanoke and the European insulating glass business accounted for a net revenue increase of 32.2 percent in the first quarter of 2007 as compared to the same period last year. The Full-Valu/Specialty segment was impacted heavily by the slowdown in the U.S. housing and other construction markets. The net revenue of the Specialty Construction and Insulating Glass components are directly affected by these economic factors. Net revenue decreases related to lower sales volume were 9.7 percent in the first quarter of 2007 as compared to last year. Selling prices, on average, increased 3.6 percent form the same period last year. Operating income for the segment was $7.3 million in the first quarter of 2007 as compared to $4.7 million last year. The increase of $2.6 million, or nearly 54 percent, was primarily due to operating income generated from the 2006 acquisitions.

Specialty Construction: The 2007 increase in net revenue for the specialty construction component was entirely due to the Roanoke acquisition that was completed in March of 2006. The net revenue from Roanoke has not met the initial expectations that were set as the U.S. construction market slowed down and certain product lines were discontinued, but the business is still expected to provide long-term benefits. Excluding the Roanoke revenue, specialty construction’s net revenue was down in both its wholesale and retail distribution channels. Sales volume was down but gross profit margin increased as management focused on shifting its product offerings to higher value applications. The operating income increase of $0.3 million from the first quarter of last year included the effect of $1.7 million in accelerated amortization expense on a particular trade name that was discontinued.

Paints: Net revenue in the Paints component was essentially flat with last year as sales prices increased an average of 5.0 percent while sales volume decreased 5.5 percent. A combination of focusing on premium products and cost savings resulting from last year’s reorganization project resulted in improved operating income in the first quarter of 2007 as compared to the same period last year

Insulating Glass: The acquisition of the European insulating glass sealant business from Henkel KGaA in June of 2006 was the primary driver of net revenue growth in the insulating glass component in the first quarter of 2007. The insulating glass business in the U.S. was severely impacted by the U.S. housing slowdown as sales volume declined more than 22 percent as compared to the first quarter of 2006. Selling prices increased 5.4 percent over last year. Operating income declined 45 percent as the income generated from the European acquisition was not enough to offset the negative effects of the volume declines in the U.S.

Packaging Solutions: Net revenue was slightly above last year as weak demand in North American packaging was offset by strong growth in European markets. Raw material costs were up from last year as a percent of net revenue and SG&A expenses decreased slightly resulting in an operating income that was essentially flat with the first quarter of 2006.

Consumer: Net revenue growth in the Asia Pacific region exceeded 12 percent, with approximately 3.0 percent of that amount related to positive currency effects. The currency effects relate primarily to the strengthening of the Australian dollar versus the U.S. dollar. The Asia Pacific gains were partially offset by decreases in the Latin American region resulting in overall net revenue growth of 5.5 percent over last year. Certain one-time costs of $0.2 million related to the closure of a warehouse facility in the Asia Pacific region contributed to the operating income declining from the first quarter of 2006.

Other: The operating income(loss) from the ‘other’ component of Full-Valu/Specialty includes deferred revenue adjustments and certain other items that are not allocated to the individual components of the operating segment.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 3, 2007 were $171.4 million as compared to $255.4 million as of December 2, 2006. Total long and short-term debt was $197.2 million as of March 3, 2007 and $258.8 million as of December 2, 2006. A $62.0 million line of credit pay-off in the first quarter of 2007 was the primary reason for the decline in cash on hand and total debt outstanding. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

The current installment of $25.0 million related to the company’s senior long-term debt is due on June 2, 2007. This amount will be paid using excess cash and cash generated during the first six months of 2007.

At March 3, 2007, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2007.

Management anticipates that cash flows from operating activities will be positive in the second quarter and there will be sufficient cash to fund all second quarter cash requirements without the utilization of the line of credit.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	1st Qtr 2007	1st Qtr 2006
Net working capital as a percentage of annualized net revenue[1]	14.7%	17.3%
Accounts receivable DSO[2]	55 Days	57 Days
Inventory days on hand[3]	49 Days [6]	53 Days [6]
Free cash flow[4]	$(8.2) million	$3.7 million
Debt capitalization ratio[5]	19.8%	20.3%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.
[3]	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.
[4]	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by total debt plus total stockholders’ equity.
[6]

Due to the significant impact of the 2006 acquisitions on the 2006 and 2007 metric calculations, the company adjusted the pre-acquisition balances in the calculation as if the acquisitions had occurred on the earliest date in the calculation.

The 2007 result was driven by a company-wide focus on working capital management as both accounts receivable days sales outstanding and inventory days on hand were reduced in 2007 as compared to 2006.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

(in millions)	1st Qtr 2007	1st Qtr 2006
Net cash provided by operating activities from continuing operations	$2.4	$11.6

Net income plus depreciation and amortization expense totaled $35.0 million in the first quarter of 2007 as compared to $24.8 million in the first quarter of 2006. Changes in net working capital accounted for a use of cash of $12.7 million and a source of cash of $0.4 million in the first quarter of 2007 and 2006, respectively. Changes in trade accounts payable accounted for $24.1 million of the decrease in cash generation in 2007 as compared to $6.1 million of decreases in 2006. The first quarter typically shows a significant decrease in accounts payable as business activity in the first quarter is significantly lower than in the fourth quarter. The significant sales volume decreases in the first quarter of 2007 also contributed to the lower accounts payable balance. Cash used for payouts of accrued compensation were $3.7 million more than in the first quarter of 2006 as certain management incentive payouts which were paid in the second quarter of 2006 were paid in the first quarter of 2007.

Cash flows from Investing Activities from Continuing Operations:

(in millions)	1st Qtr 2007	1st Qtr 2006
Net cash used in investing activities from continuing operations	$(6.7)	$(1.5)

Purchases of property plant and equipment were $6.9 million in 2007 as compared to $4.3 million in 2006. The majority of the capital expenditures in the last two years relate to information technology and process improvement projects. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. The company also received $2.4 million in 2006 from the sale of a Global Adhesives product line.

Cash flows from Financing Activities from Continuing Operations:

(in millions)	1st Qtr 2007	1st Qtr 2006
Net cash provided by (used in) financing activities from continuing operations	$(55.0)	$0.9

The cash used in financing from continuing operations in 2007 was mainly due to the $62.0 million pay-off of the company’s line of credit. Cash generated from the exercise of stock options was $9.2 million in 2007, compared to $4.9 million in 2006. The increase in 2007 of cash generated from the exercise of stock options was mainly due to exercises by the former CEO and former CFO as their departures required the exercise of certain stock option awards prior to the end of the quarter. Cash dividends paid on common stock were $3.8 million and $3.6 million in 2007 and 2006, respectively.

Cash Flows from Discontinued Operations:

(in millions)	1st Qtr 2007	1st Qtr 2006
Cash used in operating activities of discontinued operations	$(23.4)	$(2.5)

Cash used in operating activities of discontinued operations represents the cash used in the operations of the powder coatings business. Cash used in the operating activities of discontinued operations in the first quarter of 2007 is primarily comprised of income tax payments made in conjunction with the gain on disposal of discontinued operations and closing costs payments made associated with selling the business. The related costs were recorded in the fourth quarter of 2006.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in the company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006, identify some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of March 3, 2007 would be approximately $0.9 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 53 percent of net revenue was generated outside of the United States in the first three months of 2007. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2007, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.0 million.

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

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and interim chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and interim chief financial officer concluded that, as of March 3, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of March 3, 2007, $1.8 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of March 3, 2007, the company had reserved $3.6 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean-up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of March 3, 2007, the company’s subsidiary was a defendant in approximately 26 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5.0 million in settlement of these lawsuits and claims, of which insurers have paid $1.0 million and are expected to pay an additional $0.6 million. As of March 3, 2007, the company had recorded $1.6 million for the probable EIFS-related liabilities and $1.1 million for insurance recoveries, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	Quarter Ended March 3, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	1	9
Lawsuits and claims settled	(4)	(55)
Lawsuits and claims dismissed	—	—

Lawsuits and claims at end of period	26	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(in thousands)	Quarter Ended March 3, 2007	Year Ended December 2, 2006
Settlements reached	$50	$5,989
Defense costs incurred	$150	$2,507
Insurance payments received or expected to be received	$1,191	$3,492

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $0.6 million. The company’s insurers have paid or are expected to pay $0.4 million of these settlement amounts. During the first quarter of 2007 the company settled four asbestos-related lawsuits for $0.4 million. The company’s insurers are expected to pay $0.3 million of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company, because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 3, 2007, the company had $0.6 million accrued for probable liabilities and $0.3 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1A.	Risk Factors

This Form 10-Q contains forward-looking statements concerning the company’s future programs, products, expenses, revenue, liquidity and cash needs as well as the company’s plans and strategies. These forward-looking statements are based on current expectations and the company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006. There have been no material changes in the risk factors disclosed by the company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 2, 2006.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 3, 2006 – January 6, 2007	—	—	—	N/A
January 7, 2007 – February 3, 2007	832	$26.30	—	N/A
February 4, 2007 – March 3, 2007	458	$25.20	—	N/A

Item 6.

Exhibits

12	Computation of Ratios
31.1	Form of 302 Certification - Michele Volpi
31.2	Form of 302 Certification - James C. McCreary, Jr.
32.1	Form of 906 Certification - Michele Volpi
32.2	Form of 906 Certification - James C. McCreary, Jr.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 6, 2007	/s/ James C. McCreary, Jr.
James C. McCreary, Jr.
Vice President, Controller and Interim Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios
31.1	Form of 302 Certification - Michele Volpi
31.2	Form of 302 Certification - James C. McCreary, Jr.
32.1	Form of 906 Certification - Michele Volpi
32.2	Form of 906 Certification - James C. McCreary, Jr.