Form 10-Q
period 2007-06-02
FULLER H B CO
filed 2007-07-06
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 2, 2007

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 60,770,699 as of June 29, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Net revenue	$373,515	$371,807	$725,270	$704,817
Cost of sales	(265,368)	(264,301)	(514,833)	(503,211)

Gross profit	108,147	107,506	210,437	201,606
Selling, general and administrative expenses	(70,943)	(76,299)	(144,563)	(149,546)
Gains from sales of assets	16	32	103	845
Other income (expense), net	1,282	(502)	2,657	(11)
Interest expense	(3,181)	(4,968)	(6,789)	(7,710)

Income before income taxes, minority interests, and income from equity investments	35,321	25,769	61,845	45,184
Income taxes	(10,243)	(7,615)	(17,935)	(13,419)
Minority interests in income of subsidiaries	(70)	(493)	(111)	(734)
Income from equity investments	2,259	1,004	4,288	2,119

Income from continuing operations	27,267	18,665	48,087	33,150
Income from discontinued operations	—	875	—	1,661

Net income	$27,267	$19,540	$48,087	$34,811

Basic income per common share:
Continuing operations	$0.45	$0.32	$0.80	$0.57
Discontinued operations	—	$0.01	—	$0.03

Net Income	$0.45	$0.33	$0.80	$0.60

Diluted income per common share[1]:
Continuing operations	$0.44	$0.31	$0.78	$0.56
Discontinued operations	—	$0.01	—	$0.03

Net Income	$0.44	$0.32	$0.78	$0.58

Weighted-average shares outstanding:
Basic	60,394	58,730	60,164	58,385
Diluted	61,465	60,193	61,339	59,674

Dividends declared per common share	$0.06450	$0.06250	$0.1270	$0.12375

[1]	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 2, 2007	December 2, 2006
Assets
Current assets:
Cash and cash equivalents	$200,995	$255,362
Trade receivables	226,213	246,448
Allowance for sales and doubtful accounts	(8,758)	(8,293)
Inventories	131,885	128,623
Other current assets	46,303	46,071
Current assets of discontinued operations	865	883

Total current assets	597,503	669,094

Property, plant and equipment, net	289,653	298,004
Restricted cash	15,000	15,000
Other assets	128,943	128,802
Goodwill	196,103	195,208
Other intangibles, net	164,557	172,363

Total assets	$1,391,759	$1,478,471

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$9,666	$9,746
Current installments of long-term debt	25,000	25,000
Trade payables	153,881	172,772
Accrued payroll / employee benefits	34,672	48,227
Other accrued expenses	25,911	41,687
Income taxes payable	27,842	19,671
Current liabilities of discontinued operations	675	25,339

Total current liabilities	277,647	342,442

Long-term debt, excluding current installments	137,000	224,000
Accrued pensions	75,437	74,145
Other liabilities	41,698	42,320
Minority interests in consolidated subsidiaries	17,907	17,772

Total liabilities	549,689	700,679

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 60,738,720 and 59,931,766, respectively	60,739	59,932
Additional paid-in capital	109,468	95,263
Retained earnings	637,848	597,115
Accumulated other comprehensive income	34,015	25,482

Total stockholders’ equity	842,070	777,792

Total liabilities and stockholders’ equity	$1,391,759	$1,478,471

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 2, 2007	June 3, 2006
Cash flows from operating activities from continuing operations:
Net income	$48,087	$34,811
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,661)
Depreciation	18,676	19,605
Amortization	7,952	2,958
Deferred income taxes	(1,205)	(1,781)
Gains from sales of assets	(103)	(845)
Share-based compensation	1,439	2,848
Excess tax benefit from share-based compensation	(2,071)	(5,156)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	22,761	23,174
Inventories	(2,517)	1,735
Other assets	(128)	(7,891)
Trade payables	(19,726)	(7,781)
Accrued payroll / employee benefits	(13,691)	(10,309)
Other accrued expenses	(15,984)	3,921
Income taxes payable	9,974	(1,334)
Accrued / prepaid pensions	880	2,528
Other liabilities	2,862	760
Other	2,484	(1,686)

Net cash provided by operating activities from continuing operations	59,690	53,896

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(11,149)	(8,162)
Purchased business, net of cash acquired	—	(275,236)
Proceeds from sale of property, plant and equipment	797	306
Proceeds from sale of business	—	2,515

Net cash used in investing activities from continuing operations	(10,352)	(280,577)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	—	195,000
Repayment of long-term debt	(87,000)	(25,241)
Net proceeds from (payments on) notes payable	(140)	1,569
Dividends paid	(7,710)	(7,296)
Proceeds from stock options exercised	11,291	14,506
Excess tax benefit from share-based compensation	2,071	5,156
Repurchased common stock	(132)	(334)

Net cash provided by (used in) financing activities from continuing operations	(81,620)	183,360

Effect of exchange rate changes	2,540	5,918

Net change in cash and cash equivalents from continuing operations	(29,742)	(37,403)
Cash provided by (used in) operating activities of discontinued operations	(24,625)	1,411

Net change in cash and cash equivalents	(54,367)	(35,992)
Cash and cash equivalents at beginning of period	255,362	157,547

Cash and cash equivalents at end of period	$200,995	$121,555

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$46	$49
Cash paid for interest	$10,999	$5,636
Cash paid for income taxes	$5,808	$11,548

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

Note 2: Acquisitions and Divestitures

Carolina Polymers’ polymer and adhesive technology: On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs. Carolina Polymers is entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in the North America operating segment. Based on preliminary valuation estimates, the company has recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill. The final valuation will be completed in 2007. Due to shipment volumes, no earn-out accruals have been recorded. Pro forma information related to this acquisition is not included because its impact on the company’s consolidated results of operations is not considered to be material.

Henkel KGaA’s insulating glass sealant business: On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. The insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquisition was recorded in the Europe operating segment. The total purchase price for the acquisition was approximately $34,040, which includes direct external acquisition costs of $631. The company funded the transaction with existing cash.

The acquired assets consist of inventory, manufacturing equipment, and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $3,166 of current assets, $1,490 of equipment, $14,563 of intangible assets, $14,971 of goodwill and $150 of long-term liabilities. Of the $14,563 of acquired intangibles, $10,131 was assigned to customer relationships with an expected life of approximately 12 years and $4,432 was assigned to intellectual property and trademarks that have expected lives of 8 years. The goodwill is tax deductible over 5 to 15 years.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on December 4, 2005 (beginning of fiscal 2006). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 Weeks Ended June 3, 2006	26 Weeks Ended June 3, 2006
Net revenue	$381,280	$723,514
Income from continuing operations	$18,782	$33,381
Income from continuing operations per share:
Basic	$0.32	$0.57
Diluted	$0.31	$0.56

Roanoke Companies Group, Inc.: On January 30, 2006, the company signed an asset purchase agreement, under which it agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems. Roanoke is focused particularly on the retail home improvement market segment and is included in the company’s North America operating segment. The acquisition is expected to provide business synergies, including additional distribution channels and inventory sourcing options for the company’s existing specialty construction business component.

The total purchase price for the acquisition was approximately $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds are met, certain continuing members of Roanoke’s senior management may receive additional cash consideration of up to $15,000 (in total), which would be paid out over a two-year period. Any additional cash consideration payable to Roanoke’s senior management will be recorded as compensation expense. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of June 2, 2007.

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

The acquired assets consist primarily of assets used by Roanoke in the operation of its business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,769 of goodwill, $10,582 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the North America segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on December 4, 2005 (beginning of fiscal 2006). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	13 Weeks Ended June 3, 2006	26 Weeks Ended June 3, 2006
Net revenue	$376,621	$728,749
Income from continuing operations	$18,790	$33,165
Income from continuing operations per share:
Basic	$0.32	$0.57
Diluted	$0.31	$0.56

Divestitures

Powder Coatings: On October 19, 2006, the company agreed to sell its powder coatings business to The Valspar Corporation. The sale was completed on December 1, 2006. The sale price was $104,199 and was subject to a net working capital adjustment of $485, which was settled and paid in the second quarter of 2007. This adjustment was a reduction of the selling price and the gain.

As part of this transaction, the company recorded a gain in the fourth quarter of 2006 of $68,916 ($50,339 net of tax), which included direct costs to sell of $3,561, a favorable cumulative translation adjustment reversal of $3,002, the write-off of $5,336 of goodwill and the estimated net working capital adjustment.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from the powder coatings business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, with operations in the United States and the United Kingdom, these results would have been reported in the North America and Europe operating segments.

Revenue and income from discontinued operations for the 13 and 26 weeks ended June 3, 2006 was as follows:

	13 Weeks Ended June 3, 2006	26 Weeks Ended June 3, 2006
Net revenue	$16,693	$31,976
Income from operations	1,416	2,567
Income tax expense	(541)	(906)

Net income from discontinued operations	$875	$1,661

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

The major classes of assets and liabilities of discontinued operations as of June 2, 2007 and December 2, 2006 were as follows:

	June 2, 2007	December 2, 2006
Other current assets	$865	$883

Current assets of discontinued operations	865	883

Accrued payroll / employee benefits	—	1,279
Other accrued expenses	134	3,999
Income taxes payable	541	20,061

Current liabilities of discontinued operations	675	25,339

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

The company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with share-based awards recognized in the first half of fiscal years 2007 and 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at June 2, 2007
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	485,961
Year 2000 Stock Incentive Plan	10,400,000	5,447,918
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	83,719

Grant-Date Fair Value: The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. There were no options granted for the 13 weeks ended June 2, 2007 and June 3, 2006. The fair value of options granted during the 26 weeks ended June 2, 2007 and June 3, 2006 were calculated using the following assumptions:

	26 Weeks Ended
	June 2, 2007	June 3, 2006[1]
Expected life (in years)	5.9	6.4
Weighted-average expected volatility	45.82%	46.00%
Expected volatility	45.53% -45.98%	46.00%
Risk-free interest rate	4.64%	4.71%
Expected dividend yield	1.88%	1.35%
Weighted-average fair value of grants	$11.21	$8.55

[1]	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 81 percent and 86 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $859 and $1,506 was included in the company’s Consolidated Statements of Income for the 13 weeks ended June 2, 2007 and June 3, 2006, respectively. Included in these amounts were $604 and $973 of stock option expense, respectively. Total share-based compensation expense of $1,439 and $2,896 was included in the company’s Consolidated Statements of Income for the 26 weeks ended June 2, 2007 and June 3, 2006, respectively. Included in these amounts were $1,299 and $1,989 of stock option expense, respectively. In 2007, total share-based compensation expense included $846 of favorable adjustments from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was $205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended June 2, 2007 and June 3, 2006, there was $798 and $4,013, respectively, of excess tax benefit recognized. For the 26 weeks ended June 2, 2007 and June 3, 2006, there was $2,071 and $5,156, respectively, of excess tax benefit recognized. Excess tax benefits are the benefits of tax deductions in excess of recognized compensation costs.

Excess tax benefits that are eligible to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R are recorded in the additional paid in capital pool (“APIC Pool”). Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts since adoption has increased the APIC Pool to $9,122.

As of June 2, 2007, there was $5,181 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.8 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,146, which is expected to be recognized over a weighted-average period of 2.2 years.

Share-based Activity

A summary of option activity as of June 2, 2007, and changes during the 26 weeks then ended is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 2, 2006	2,639,618	$13.80
Granted	406,743	26.79
Exercised	(799,581)	14.12
Forfeited or Cancelled	(308,082)	18.09

Outstanding at June 2, 2007	1,938,698	$15.71

There were no options granted for the 13 week periods ended June 2, 2007 and June 3, 2006. Total intrinsic value of options exercised during the 13 weeks ended June 2, 2007 and June 3, 2006 was $2,331 and $10,254, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 26 weeks ended June 2, 2007 and June 3, 2006 was $4,558 and $170, respectively. Total intrinsic value of options exercised during the 26 weeks ended June 2, 2007 and June 3, 2006 was $10,151 and $12,939, respectively. Proceeds received from option exercises during the 13 and 26 weeks ended June 2, 2007 were $2,139 and $11,291, respectively.

The following table summarizes information concerning outstanding and exercisable options as of June 2, 2007:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	359,796	3.3	$9.51	$6,387	359,796	3.3	$9.51	$6,387
$10.01-$15.00	809,761	5.9	13.68	10,999	583,677	5.4	13.45	8,062
$15.01-$20.00	442,783	8.5	16.30	4,853	95,918	8.3	16.12	1,069
$20.01-$25.00	—	—	—	—	—	—	—	—
$25.01-$30.00	326,358	9.5	26.79	153	—	—	—	—

	1,938,698	6.6	$15.71	$22,392	1,039,391	5.0	$12.33	$15,518

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of June 2, 2007, and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)
Nonvested at December 2, 2006	78,076	317,932	396,008	$15.13	1.9
Granted	14,993	91,257	106,250	26.80	3.0
Vested	(5,072)	(13,537)	(18,609)	13.89	0.2
Forfeited	(10,930)	(113,266)	(124,196)	17.06	1.4

Nonvested at June 2, 2007	77,067	282,386	359,453	$17.98	2.2

Total fair value of restricted stock vested during the 13 weeks ended June 2, 2007 and June 3, 2006 was $322 and $1,243, respectively. Total fair value of restricted stock vested during the 26 weeks ended June 2, 2007 and June 3, 2006 was $527 and $1,632, respectively. The total fair value of nonvested restricted stock at June 3, 2006 was $9,799.

The company repurchased 3,405 and 12,188 restricted stock shares during the 13 weeks ended June 2, 2007 and June 3, 2006, respectively, in conjunction with restricted stock share vestings. The company repurchased 4,849 and 13,062 restricted stock shares during the 26 weeks ended June 2, 2007 and June 3, 2006, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company estimates that approximately 10,000 restricted stock shares will be repurchased in fiscal 2007.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of June 2, 2007 and changes during the 26 weeks ended June 2, 2007 were as follows:

	26 Weeks Ended June 2, 2007
	Non-employee Directors	Employees	Total
Units outstanding December 2, 2006	190,172	175,450	365,622
Participant contributions	9,318	10,926	20,244
Company match contributions	1,190	2,071	3,261
Payouts	(9,881)	(35,866)	(45,747)
Units outstanding June 2, 2007	190,799	152,581	343,380

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Weighted-average common shares – basic	60,394,126	58,729,752	60,163,751	58,385,109
Equivalent shares from share based compensation plans	1,070,793	1,463,154	1,174,917	1,288,526

Weighted-average common shares – diluted	61,464,919	60,192,906	61,338,668	59,673,635

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

Options to purchase 344,358 and 19,858 shares of common stock at the weighted-average exercise price of $26.43 and $18.74 for the 13 week periods ended June 2, 2007 and June 3, 2006, respectively, and options to purchase 356,985 and 652,900 shares at the weighted-average exercise price of $26.40 and $15.42 for the 26 week periods ended June 2, 2007 and June 3, 2006, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		26 Weeks Ended
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Net income	$27,267	$19,540	$48,087	$34,811
Other comprehensive income
Foreign currency translation, net	12,145	13,092	8,533	18,770

Total comprehensive income	$39,412	$32,632	$56,620	$53,581

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	June 2, 2007	December 2, 2006
Foreign currency translation adjustment	$55,238	$46,705
Minimum pension liability	(21,223)	(21,223)

Total accumulated other comprehensive income	$34,015	$25,482

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended June 2, 2007 and June 3, 2006
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2007	2006	2007	2006	2007	2006
Service cost	$1,780	$1,824	$669	$634	$397	$470
Interest cost	4,366	4,079	1,717	1,473	1,010	978
Expected return on assets	(5,098)	(4,964)	(1,898)	(1,269)	(921)	(942)
Amortization:
Prior service cost	90	126	(1)	(1)	(433)	(554)
Actuarial (gain)/ loss	614	1,329	346	482	787	849
Transition amount	—	—	5	9	—	—

Net periodic benefit cost	$1,752	$2,394	$838	$1,328	$840	$801

	26 Weeks Ended June 2, 2007 and June 3, 2006
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2007	2006	2007	2006	2007	2006
Service cost	$3,560	$3,648	$1,330	$1,255	$793	$940
Interest cost	8,733	8,158	3,411	2,914	2,019	1,956
Expected return on assets	(10,196)	(9,928)	(3,774)	(2,511)	(1,841)	(1,884)
Amortization:
Prior service cost	180	252	(2)	(1)	(867)	(1,108)
Actuarial (gain)/ loss	1,228	2,658	688	953	1,575	1,698
Transition amount	—	—	10	17	—	—

Net periodic benefit cost	$3,505	$4,788	$1,663	$2,627	$1,679	$1,602

Note 7: Inventories

The composition of inventories follows:

	June 2, 2007	December 2, 2006
Raw materials	$68,622	$64,925
Finished goods	81,331	81,058
LIFO reserve	(18,068)	(17,360)

	$131,885	$128,623

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

As of June 2, 2007, the company had forward foreign currency contracts maturing between June 15, 2007 and December 17, 2007. The fair value effect associated with these contracts was a net unrealized loss of $2,134 at June 2, 2007.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (PRP) in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and cleanup of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and recent test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of June 2, 2007, $1,672 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

As of June 2, 2007, the company had recorded $3,512 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

Product Liability: As a participant in the chemical and construction products industries, the company faces an inherent risk of exposure to claims in the event that the alleged failure, use or misuse of its products results in or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters.

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of June 2, 2007, the company’s subsidiary was a defendant in approximately 20 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5,000 in settlement of these lawsuits and claims, of which insurers have paid $983 and are expected to pay an additional $485. As of June 2, 2007, the company had recorded $1,290 for the probable liabilities and $902 for insurance recoveries for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended June 2, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	5	9
Lawsuits and claims settled	(6)	(55)
Lawsuits and claims dismissed/resolved	(8)	—
Lawsuits and claims at end of period	20	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended June 2, 2007	Year Ended December 2, 2006
Settlements reached	$150	$5,989
Defense costs incurred	$277	$2,507
Insurance payments received or expected to be received	$1,098	$3,492

Plaintiffs in EIFS cases generally seek to have their homes repaired or the EIFS replaced, but a dollar amount for the cost of repair or replacement is not ordinarily specified in the complaint. Although complaints in EIFS cases usually do not contain a specific amount of damages claimed, a complaint may assert that damages exceed a specified amount in order to meet jurisdictional requirements of the court in which the case is filed. Therefore, the company does not believe it is meaningful to disclose the dollar amount of damages asserted in EIFS complaints.

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

The company and/or its subsidiaries have been named as defendants in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

As a result of bankruptcy filings by numerous defendants in asbestos-related litigation and the prospect of national and state legislative reform relating to such litigation, the rate at which plaintiffs filed asbestos-related lawsuits against various companies (including the company) increased in 2001, 2002 and the first half of 2003. After the second half of 2003, the rate of these filings declined. However, the company currently expects that asbestos-related lawsuits will continue to be filed against the company in the future.

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $613. The company’s insurers have paid or are expected to pay $415 of these settlement amounts. During the first six months of 2007 the company settled five asbestos-related lawsuits for $404. The company’s insurers have paid or are expected to pay $291 of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of June 2, 2007, the company had recorded $444 for probable liabilities and $161 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

In addition to product liability claims discussed above, the company is involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

Note 10: Operating Segments

During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The company’s operations are now managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents have been appointed that report directly to the Chief Executive Officer and are accountable for the financial results of the entire region.

The company conducted an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to determine its reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions. Therefore, the financial information disclosed in this section is now tailored to the four regions. Certain reclassifications to 2006 information, as previously reported, have been made to conform to the new segment structure. Refer to Exhibit 99 of this report for historical quarterly financial results of the new operating segments.

The conclusion of the SFAS 131 assessment that the four geographic regions are the company’s reportable segments was reached because it clearly reflects the company’s internal management and organizational structure. The Vice Presidents of each region are held accountable for, and are compensated based upon, the performance of the entire operating segment for which they are responsible. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment. Segment data for the quarter follows:

	13 Weeks Ended
	June 2, 2007			June 3, 2006
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter-Segment Revenue	Operating Income
North America	$192,303	$6,756	$24,689	$209,768	$5,228	$21,101
Europe	103,998	1,725	10,080	83,692	1,736	5,995
Latin America	50,017	188	1,198	52,075	823	2,301
Asia Pacific	27,197	384	1,237	26,272	2,251	1,810

Total	$373,515		$37,204	$371,807		$31,207

	26 Weeks Ended
	June 2, 2007			June 3, 2006
	Trade Revenue	Inter-Segment Revenue	Operating Income	Trade Revenue	Inter-Segment Revenue	Operating Income
North America	$367,938	$13,325	$40,763	$386,922	$11,817	$35,560
Europe	199,413	3,684	18,054	157,721	2,936	8,994
Latin America	104,933	440	4,445	108,148	1,225	4,457
Asia Pacific	52,986	603	2,612	52,026	5,685	3,049

Total	$725,270		$65,874	$704,817		$52,060

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		26 Weeks Ended
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Operating income from continuing operations	$37,204	$31,207	$65,874	$52,060
Gains from sales of assets	16	32	103	845
Other income (expense), net	1,282	(502)	2,657	(11)
Interest expense	(3,181)	(4,968)	(6,789)	(7,710)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$35,321	$25,769	$61,845	$45,184

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

The company had another strong quarter from a profitability and cash flow viewpoint. Some of the highlights compared to the second quarter of 2006 were:

•	Income from continuing operations increased 46.1 percent

•	Diluted earnings per share from continuing operations increased 41.9 percent

•	SG&A expenses as a percent of net revenue were 19.0 percent compared to 20.5 percent last year

•	Net working capital as a percentage of annualized net revenue decreased to 13.1 percent from 15.5 percent one year ago.

•	Net cash provided by operating activities from continuing operations increased over 35 percent

Economic slowdown continued in the second quarter, especially in the North American construction and automotive markets. This contributed to reduced sales volume in the quarter as compared to last year. Management continued to focus on the shift to more profitable product lines, which helped to maintain the gross profit margin at 29.0 percent.

A key initiative that was completed in the second quarter was the organizational realignment that was announced in the first quarter of this year. The company’s operations are now managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Further details on the new operating segments are provided in the ‘Operating Segment’ section of this MD&A and in Note 10 of the Financial Statements. Certain historical quarterly financial results of the new segments have been provided in Exhibit 99 of this report.

Results of Operations

Net Revenue:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Net revenue	$373.5	$371.8	0.5%	$725.3	$704.8	2.9%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2007 as compared to 2006:

	2007 vs 2006
( ) = Decrease	13 Weeks Ended June 2, 2007	26 Weeks Ended June 2, 2007

Product Pricing	2.5%	3.0%
Sales Volume	(8.9)%	(9.3)%
Acquisitions/Divestitures	4.5%	6.8%
Currency	2.4%	2.4%

Total	0.5%	2.9%

Reductions in sales volume were most prevalent in North America as slowdowns in the construction and automotive markets had negative impacts on the company’s net revenue for both the second quarter and first six months of 2007 as compared to last year. Average selling prices continued to increase as compared to last year due to the continuing focus on more profitable product offerings. The second quarter net revenue increase from acquisitions/divestitures resulted primarily from the third quarter 2006 insulating glass acquisition in Europe. Smaller contributions to this variance resulted from the Roanoke and Carolina Polymers acquisitions. The Roanoke business is now part of the base business in North America as it has been more than one year since the acquisition occurred. The 2.4 percent increase in net revenue due to foreign currency fluctuations for both the second quarter and first six months of 2007 was primarily due to the strengthening of the euro as compared to the U.S. dollar.

Cost of Sales:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Cost of sales	$265.4	$264.3	0.4%	$514.8	$503.2	2.3%
Percent of net revenue	71.0%	71.1%		71.0%	71.4%

The raw material cost environment in the second quarter was largely the same as in the first quarter of 2007. Oil and natural gas prices remained at near historically high levels resulting in continuing upward pressure on the company’s raw material costs. Although the overall raw material costs were relatively flat with the first quarter, the costs remained significantly higher than last year for both the second quarter and six months year-to-date. The cost of sales dollars in both the second quarter and first six months of 2007 were driven upward by the acquisitions made in 2006. For the second quarter of 2007 acquisition-related cost of sales were approximately $14.0 million and for the first six months were approximately $37.0 million. Foreign currency movements increased the second quarter and first six months cost of sales as compared to last year by approximately $7.0 million and $14.0 million, respectively. Cost of sales decreases resulted primarily from the lower sales volume of 8.9 percent and 9.3 percent in the second quarter and first six months of 2007, respectively as compared to the same periods of 2006. The company continued to realize reductions in cost of sales in its manufacturing facilities due to the productivity improvements gained from Lean Six SigmaSM projects.

Gross Profit Margin:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Gross profit	$108.1	$107.5	0.6%	$210.4	$201.6	4.4%
Percent of net revenue	29.0%	28.9%		29.0%	28.6%

The second quarter and first six months of 2007 gross profit margin were both slightly higher than the same periods of 2006 as the favorable shift in product mix and productivity improvements continued to offset the effects of higher raw material costs.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
SG&A	$70.9	$76.3	(7.0)%	$144.6	$149.5	(3.3)%
Percent of net revenue	19.0%	20.5%		19.9%	21.2%

The 7.0 percent reduction in SG&A expenses in the second quarter of 2007 was realized primarily through lower employee-related expenses due to reduced headcount, lower legal costs related to product liability issues, productivity gains from Lean Six SigmaSM projects and strict cost controls throughout the organization. These expense reductions more than offset expense increases related to last year’s acquisitions and the effects of stronger foreign currencies. For the first six months of 2007, acquisitions accounted for approximately $10 million in increased SG&A expenses as compared to the first six months of 2006. This increase was more than offset by the reductions in employee-related expenses, lower legal costs and strict cost controls.

Gains from Sales of Assets:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Gains from sales of assets	$—	$—	$0.1	$0.8

There were no significant asset sales in the first six months of 2007. The most significant transaction impacting gains from sales of assets in 2006 was the sale of a minor adhesives product line in North America and associated assets that resulted in a gain of $0.6 million in the first quarter of 2006.

Other Income/(expense), net:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Other income (expense), net	$1.3	$(0.5)	$2.7	$—

Interest income of $1.5 million in the second quarter of 2007 as compared to $0.8 million last year was the primary reason for the improvement in Other income/(expense), net. For the first six months of 2007 the interest income was $3.1 million compared to $1.8 million in the first half of 2006. The increase in interest income was a direct result of the higher average cash balance resulting from strong cash flow generation and the cash proceeds from the divestiture of the powder coatings business in the fourth quarter of 2006. Currency transaction and remeasurement losses were $0.4 million in the second quarter and $0.5 million for the first half of 2007 as compared to $0.8 million and $1.2 million for the same periods of 2006, respectively.

Interest Expense:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Interest expense	$3.2	$5.0	(36.0)%	$6.8	$7.7	(11.9)%

The decrease in interest expense in both the second quarter and first half of 2007 as compared to last year was attributed to the lower average debt levels in 2007. Strong cash flow generation allowed for the company to reduce total debt levels by $146.5 million since the end of the second quarter of 2006.

Income Taxes:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Income taxes	$10.2	$7.6	34.5%	$17.9	$13.4	33.7%
Effective tax rate	29.0%	29.6%		29.0%	29.7%

The reduction in the 2007 rate as compared to 2006 was primarily due to a favorable geographic shift of pretax earnings generation. The most significant shift was the increase in pretax earnings coming from the company’s operations outside of North America.

Minority Interests in Income of Subsidiaries:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Minority interests in income of subsidiaries	$(0.1)	$(0.5)	$(0.1)	$(0.7)

The lower minority interest expense in 2007 as compared to 2006 was due primarily to lower pretax earnings generation from the company’s North American automotive venture of which it owns 70 percent.

Income from Equity Investments:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Income from equity investments	$2.3	$1.0	125.0%	$4.3	$2.1	102.3%

The improvement in the second quarter of 2007 was due to the increase in earnings from the company’s 30 percent-owned international automotive joint venture and the company’s 40 percent ownership of the Sekisui-Fuller joint venture in Japan. Through six months of 2007 the automotive joint venture has generated an increase of $1.3 million while the Japan joint venture has had a positive impact of $0.8 million.

Income from Continuing Operations:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Income from continuing operations	$27.3	$18.7	46.1%	$48.1	$33.2	45.1%
Percent of Net Revenue	7.3%	5.0%		6.6%	4.7%

The company’s product repositioning strategy and SG&A expense reductions were the primary reasons for the improved income from continuing operations in both the second quarter and first six months of 2007 as compared to last year. The diluted earnings per share from continuing operations of $0.44 and $0.78 for the 13 and 26 weeks ended June 2, 2007, respectively, compared to $0.31 and $0.56 for the 13 and 26 weeks ended June 3, 2006, respectively.

Income from Discontinued Operations:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Income from discontinued operations	$—	$0.9	$—	$1.7

The income from discontinued operations of $0.9 million and $1.7 million for the 13 and 26 weeks ended June 3, 2006, respectively, represents net income generated by the powder coatings business, net of tax, which was divested on December 1, 2006.

Net Income:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Net Income	$27.3	$19.5	39.5%	$48.1	$34.8	38.1%
Percent of Net Revenue	7.3%	5.3%		6.6%	4.9%

The diluted earnings per share were $0.44 and $0.32 for the 13 weeks ended June 2, 2007 and June 3, 2006, respectively, and $0.78 and $0.58 for the 26 weeks ended June 2, 2007 and June 3, 2006, respectively.

Operating Segment Results

During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The company’s operations are now managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents have been appointed that report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region. Two new executive positions were also created with in the management structure: Vice President – Chief Marketing Officer and Vice President – Chief Strategy Officer. These positions also report directly to the CEO. These two positions are expected to facilitate the regional execution of corporate strategies. Reasons for realigning to the regional structure are to improve the speed of execution on strategic initiatives, to share best practices across businesses and to focus more closely on the customer.

The company conducted an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to determine its reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions. Therefore, the financial information disclosed in this section is now tailored to the four regions with relevant financial information provided for the business components of each of the operating segments. Certain reclassifications to 2006 information, as previously reported, have been made to conform to the new segment structure. Refer to Exhibit 99 of this report for historical quarterly financial results of the new segments.

The conclusion of the SFAS 131 assessment that the four geographic regions are the company’s reportable segments was reached because it clearly reflects the company’s internal management and organizational structure. The Vice Presidents of each region are held accountable for, and are compensated based upon, the performance of the entire segment for which they are responsible. The business components within each segment are managed to maximize the results of the overall segment rather than the results of any individual business component of the segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

Net Revenue by segment:

	13 Weeks Ended				26 Weeks Ended
(In millions)	June 2, 2007		June 3, 2006		June 2, 2007		June 3, 2006
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$192.3	51%	$209.8	56%	$367.9	51%	$387.0	55%
Europe	104.0	28%	83.7	23%	199.4	27%	157.7	22%
Latin America	50.0	13%	52.1	14%	105.0	14%	108.1	15%
Asia Pacific	27.2	7%	26.2	7%	53.0	7%	52.0	7%

Total	$373.5	100%	$371.8	100%	$725.3	100%	$704.8	100%

Operating Income by segment:

	13 Weeks Ended				26 Weeks Ended
(In millions)	June 2, 2007		June 3, 2006		June 2, 2007		June 3, 2006
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$24.7	66%	$21.1	68%	$40.8	62%	$35.6	68%
Europe	10.1	27%	6.0	19%	18.1	27%	9.0	17%
Latin America	1.2	3%	2.3	7%	4.4	7%	4.5	9%
Asia Pacific	1.2	3%	1.8	6%	2.6	4%	3.0	6%

Total	$37.2	100%	$31.2	100%	$65.9	100%	$52.1	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Operating income from continuing operations	$37.2	$31.2	$65.9	$52.1
Gains from sales of assets	—	—	0.1	0.8
Other income (expense), net	1.3	(0.5)	2.6	—
Interest expense	(3.2)	(5.0)	(6.8)	(7.7)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$35.3	$25.8	$61.8	$45.2

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$95.7	$100.2	(4.4)%	$184.6	$198.3	(6.9)%
Automotive	19.8	24.5	(19.2)%	38.2	47.1	(18.9)%
Packaging Solutions	14.2	13.1	8.8%	25.4	24.4	4.1%
Specialty Construction	46.5	53.9	(13.8)%	91.3	85.0	7.4%
Insulating Glass	16.1	18.1	(11.2)%	28.4	32.1	(11.4)%

Total North America	$192.3	$209.8	(8.3%)	$367.9	$387.0	(4.9)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended June 2, 2007 vs 13 weeks ended June 3, 2006
( ) = Decrease	Adhesives	Automotive	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(6.6)%	(19.2)%	9.0%	(18.3)%	(11.2)%	(10.5)%
Acquisitions/Divestitures	2.3%	—	—	4.5%	—	2.3%
Currency	(0.1)%	—	(0.2)%	—	—	(0.1)%

Total	(4.4)%	(19.2)%	8.8%	(13.8)%	(11.2)%	(8.3)%

	26 weeks ended June 2, 2007 vs 26 weeks ended June 3, 2006
( ) = Decrease	Adhesives	Automotive	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(9.0)%	(18.9)%	4.2%	(16.6)%	(11.4)%	(11.2)%
Acquisitions/Divestitures	2.2%	—	—	24.0%	—	6.4%
Currency	(0.1)%	—	(0.1)%	—	—	(0.1)%

Total	(6.9)%	(18.9)%	4.1%	7.4%	(11.4)%	(4.9)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$14.2	$13.7	4.1%	$25.9	$24.2	7.1%
Automotive	(0.7)	(0.2)	NMP	(1.5)	(1.2)	(25.0)%
Packaging Solutions	4.4	4.0	10.5%	7.6	7.0	8.0%
Specialty Construction	4.6	1.2	276.7%	6.0	1.6	280.8%
Insulating Glass	2.2	2.4	(10.8)%	2.8	4.0	(30.6)%

Total North America	$24.7	$21.1	17.0%	$40.8	$35.6	14.6%

NMP = Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total North America

The North America operating segment consists of the adhesives and automotive business that were previously reported under the Global Adhesives operating segment and the packaging solutions, specialty construction and insulating glass components that were previously reported in the Full-Valu/Specialty operating segment. The slowdown in the North American construction and automotive industries had a significant negative impact on the net revenue for both the second quarter and first six months of 2007 as compared to 2006. Approximately 50 percent of the segment’s net revenue is tied to these two major industries. With strict cost controls and a favorable shift in product mix, the North America operating segment was able to improve operating income 17.0 percent for the quarter and 14.6 percent for the first six months of 2007 as compared to 2006.

Adhesives: Net revenue in the Adhesives component decreased 4.4 percent in the second quarter as compared to last year. Product pricing increased net revenue 3.5 percent while sales volume declined over 10 percent. The positive price variance was due primarily to selling price increases implemented during the third and fourth quarters of 2006 in response to rising raw material prices. The economic slowdown, especially in the construction-related markets, had a significant impact on the reduction in the adhesives sales volume. Stable raw material prices during the first half of 2007 combined with disciplined selling price management resulted in an increase in the gross profit margin for both the second quarter and first six months of 2007. The improved gross margin partially mitigated the negative impact from reduced sales volume. The operating income margin was 14.8 percent in the second quarter of 2007 and 13.6 percent in the second quarter of 2006. For the first six months the operating margin was 14.0 percent and 12.2 percent in 2007 and 2006, respectively.

Automotive: In automotive, net revenue decreased 19.2 percent and 18.9 percent, respectively in the second quarter and first six months of 2007 as compared to the same periods of 2006. Reduced U.S. car and truck production combined with extended production shutdowns at some automakers were the primary contributors to the reduction in net revenue. Operating income declined in the second quarter and first half of 2007 as compared to last year as cost savings realized from 2006 initiatives were not enough to offset the overall reduction in net revenue.

Packaging Solutions: The packaging solutions component realized organic growth for the second quarter and first six months of 2007 of 9.0 percent and 4.2 percent, respectively. The higher sales volume combined with stable raw material prices resulted in increased operating income of 10.5 percent and 8.0 percent, respectively for the second quarter and first six months of 2007 as compared to last year.

Specialty Construction: Sales volume declined over 22 percent in the second quarter and nearly 21 percent in the first six months of 2007 due primarily to the slowdown in the North American construction and housing industries, the discontinuation of certain product lines from the Roanoke acquisition and repositioning of product lines to focus on more value-added solutions for customers. The gross profit margin increased in 2007 as compared to last year as last year’s second quarter cost of sales included $1.4 million of inventory step-up costs from the Roanoke acquisition. SG&A expenses were also lower in the second quarter and first six months of 2007 due primarily to a reduction in legal costs related to EIFS product liability matters. In the second quarter of 2006 the company incurred $2.6 million of expense to settle numerous EIFS cases. These settlements, combined with an overall reduction in EIFS-related matters have significantly reduced legal expenses in 2007 as compared to last year. In the first quarter of 2007 the SG&A expense included $1.7 million of accelerated amortization expense on a particular trade name that was discontinued. The resulting operating income for specialty construction increased nearly 300 percent in both the second quarter and first six months of 2007 as compared to last year.

Insulating Glass: Sales volume decreased 17.5 percent in the second quarter of 2007 as compared to last year – a direct result of the slowdown in the North American housing industry. The reduced sales volume was the overriding issue for this business component and was the primary reason for the operating income decrease of 10.8 percent for the second quarter and 30.6 percent for the first six months of 2007 as compared to last year.

Europe:

The following table shows the net revenue generated from the key components of the Europe segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$91.8	$83.7	9.7%	$176.0	$157.7	11.6%
Insulating Glass	12.2	—	NMP	23.4	—	NMP

Total Europe	$104.0	$83.7	24.3%	$199.4	$157.7	26.4%

NMP = Non-meaningful percentage

The following table provides details of Europe net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended June 2, 2007 vs June 3, 2006			26 weeks ended June 2, 2007 vs June 3, 2006
( ) = Decrease	Adhesives	Insulating Glass	Total	Adhesives	Insulating Glass	Total
Pricing/Sales Volume	0.6%	—	0.6%	2.2%	—	2.2%
Acquisitions/Divestitures	—	100.0%	14.6%	—	100.0%	14.8%
Currency	9.1%	—	9.1%	9.4%	—	9.4%

Total	9.7%	100.0%	24.3%	11.6%	100.0%	26.4%

The following table reflects the operating income by component of the Europe operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$10.3	$6.0	70.7%	$17.7	$9.0	96.3%
Insulating Glass	(0.2)	—	NMP	0.4	—	NMP

Total Europe	$10.1	$6.0	68.1%	$18.1	$9.0	100.7%

NMP = Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Europe:

The Europe operating segment includes the adhesives business that was previously reported in the Global Adhesives segment as well as the insulating glass business that was acquired in the third quarter of 2006 and was previously reported in the Full-Valu/Specialty segment. For the second quarter of 2007 the segment increased net revenue by 24.3 percent over last year with acquisitions and currency effects contributing 14.6 percent and 9.1 percent, respectively. Organic growth was a positive 0.6 percent in the quarter. The net revenue results for the first six months were similar with an increase over last year of 26.4 percent with acquisitions, currency and organic growth contributing 14.8 percent, 9.4 percent and 2.2 percent, respectively. The increased operating income in 2007 over 2006 resulted from the increased revenue combined with efficiencies gained from Lean Six SigmaSM projects implemented in 2006.

Adhesives: The increase in net revenue was driven primarily by the effects of the strengthening of the euro as compared to last year. The net effect of sales volume and product pricing was slightly positive at 0.6 percent. The improvement in operating income for both the second quarter and first six months of 2007 was mainly due to reduced costs in both cost of sales and SG&A expense resulting from cost-reduction projects that were completed in 2006.

Insulating Glass: The second quarter of 2007 is the last full quarter in which the Europe insulating glass business will be considered in acquisitions in the year-over-year comparisons. The acquisition closed in the first week of the third quarter in 2006. Net revenue was lower than management’s expectations in the second quarter as lower-priced competition has taken away some market share. Operating income was also below expectations, partially due to reduced sales volume and also due to inventory writeoffs, an increase in bad debt expense and other costs that are expected to be reduced beginning in the third quarter. Management’s expectation is that significant synergies will result as the insulating glass component is managed under the same management team as the adhesives component.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$26.8	$28.5	(6.2)%	$54.8	$57.6	(5.0)%
Paints	23.2	23.5	(1.2)%	50.1	50.5	(0.7)%

Total Latin America	$50.0	$52.1	(4.0)%	$104.9	$108.1	(3.0)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended June 2, 2007 vs June 3, 2006			26 weeks ended June 2, 2007 vs June 3, 2006
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(6.2)%	(1.2)%	(4.0)%	(5.0)%	(0.7)%	(3.0)%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	—	—	—	—	—	—
Total	(6.2)%	(1.2)%	(4.0)%	(5.0)%	(0.7)%	(3.0)%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$0.9	$1.9	(50.8)%	$2.4	$2.9	(17.5)%
Paints	0.3	0.4	(36.1)%	2.1	1.6	30.9%

Total Latin America	$1.2	$2.3	(47.9)%	$4.4	$4.5	(0.3)%

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Latin America: The Latin America operating segment includes the adhesives business that was previously reported in the Global Adhesives segment and the Paints business that was reported under the Full-Valu/Specialty segment. During the second quarter of 2007 net revenue of $50.0 million was 4.0 percent less than the second quarter of 2006. The operating income for the region was down $1.1 million or 47.9 percent as compared to last year primarily due to a $1.1 million charge related to a cost reduction initiative in the Paints component. The majority of the charge relates to employee separation costs in both the manufacturing and SG&A expenses. Benefits from the initiative will begin to be realized in the third quarter of 2007. Through six months of 2007, the operating income is slightly below last year with the adhesives business lower than last year and the paints component exceeding last year.

Adhesives: Sales volume decreases of nearly 12 percent were partially offset by increases in average selling prices of approximately 6 percent. The operating income decrease in the second quarter as compared to last year was due primarily to the decrease in volume as well as a $0.2 million charge related to the environmental remediation project in Brazil. SG&A expenses were well controlled as the impact of 2006 Lean Six SigmaSM projects had positive effects on the 2007 results. The explanation is similar for the decrease in operating income for the first six months of 2007 as compared to last year. Decreases in sales volume were partially offset by product pricing and costs were decreased as a result of the 2006 projects.

Paints: The decrease in net revenue for the quarter was primarily due to management’s decision to focus on more profitable product lines. There are several low-price competitors in the Latin America market. The cost reduction initiative referred to above resulted in a charge of $0.5 million in cost of sales and $0.6 million in SG&A expenses during the second quarter. Excluding this one-time charge, the gross margin was above last year due to the shift to the more profitable product lines. The favorable product shift also impacted the results for the first six months of 2007 as operating income is up over 30 percent from last year even with the $1.1 million charge discussed above.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$21.2	$20.4	4.0%	$41.0	$40.8	0.5%
Consumer	6.0	5.9	1.7%	12.0	11.3	6.7%

Total Asia Pacific	$27.2	$26.3	3.5%	$53.0	$52.0	1.8%

The following table provides details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended June 2, 2007 vs June 3, 2006			26 weeks ended June 2, 2007 vs June 3, 2006
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales Volume	(0.7)%	(5.7)%	(1.8)%	(3.9)%	1.0%	(2.8)%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	4.7%	7.4%	5.3%	4.4%	5.7%	4.6%

Total	4.0%	1.7%	3.5%	0.5%	6.7%	1.8%

The following table reflects the operating income by component of the Asia Pacific operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006	2007 vs 2006	June 2, 2007	June 3, 2006	2007 vs 2006
Adhesives	$1.3	$1.7	(26.1)%	$2.6	$2.9	(12.2)%
Consumer	(0.1)	0.1	NMP	—	0.1	NMP

Total Asia Pacific	$1.2	$1.8	(31.7)%	$2.6	$3.0	(14.3)%

NMP = Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Asia Pacific: The Asia Pacific operating segment includes the adhesives business that was previously reported in the Global Adhesives segment and the Consumer business that was reported under the Full-Valu/Specialty segment. Net revenue was up during the quarter from last year due to stronger foreign currencies. The Australian dollar has the largest impact from a currency standpoint. Organic sales were down 1.8 percent in the quarter and 2.8 percent for the first six months of 2007. The operating income decrease in the second quarter as compared to last year was largely due to additional expenses incurred in China related to the new management team being formed for the organizational realignment.

Adhesives: The net revenue increase in the adhesives component was due to currency effects. Organic growth was a negative 0.7 percent with sales volume down 2.1 percent and average selling prices increasing 1.4 percent. On a sequential basis, the sales volume decline was significantly less than the decline in the first quarter of 2007. The reduction in volume combined with expenses associated with the startup of the new organization structure were the primary reasons for lower operating income in the second quarter as compared to 2006. For the first six months the reason for the reduced operating income was primarily the lower sales volume.

Consumer: The Consumer component operated at approximately breakeven for the second quarter and first six months of both 2006 and 2007. The positive impact from the stronger foreign currencies was offset by the second quarter reduction in sales volume. The gross margin was lower in the second quarter of 2007 as compared to last year partially due to approximately $0.1 million of increased reserves for obsolete inventory.

Liquidity and Capital Resources

Total cash and cash equivalents as of June 2, 2007 were $201.0 million as compared to $255.4 million as of December 2, 2006. Total long and short-term debt was $171.7 million as of June 2, 2007 and $258.8 million as of December 2, 2006. The primary reasons for the decline in cash on hand and total debt outstanding were payments of $62.0 million in the first quarter of 2007 to pay-off the line of credit and $25 million in the second quarter of 2007 to pay the annual installment related to the company’s senior long-term debt. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

At June 2, 2007, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2007.

Management anticipates that cash flows from operating activities will be positive in the third quarter and there will be sufficient cash to fund all third quarter cash requirements without the utilization of the line of credit.

The company is considering its option to purchase an additional 10 percent ownership interest in the Sekisui-Fuller Japan joint venture from Sekisui Chemical Co., Ltd for $12 million. The option has vested and is exercisable through September 30, 2007.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	As of June 2, 2007	As of June 3, 2006
Net working capital as a percentage of annualized net revenue[1]	13.1%	15.5%
Accounts receivable DSO[2]	52 Days	55 Days
Inventory days on hand[3]	49 Days [6]	52 Days [6]
Year to date free cash flow[4]	$40.8 million	$38.4 million
Debt capitalization ratio[5]	16.9%	34.1%

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

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006
Net cash provided by operating activities from continuing operations	$59.7	$53.9

Net income plus depreciation and amortization expense totaled $74.7 million for the first six months of 2007 as compared to $55.7 million for the first six months of 2006. Changes in net working capital accounted for a source of cash of $0.5 million and $17.2 million for the first six months of 2007 and 2006, respectively. Changes in trade accounts payable accounted for a $19.7 million use of cash in 2007 as compared to a $7.8 million use of cash in the first six months of 2006. Cash used for payouts of accrued compensation were $3.4 million more than in 2006 due to the increase in employee incentive payouts in the first quarter of 2007 related to the company’s financial results of 2006.

Cash flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006
Net cash used in investing activities from continuing operations	$(10.4)	$(280.6)

Purchases of property plant and equipment were $ 11.1 million in the first six months of 2007 as compared to $8.2 million in the first six months of 2006. The majority of the capital expenditures in the last two years relate to information technology and process improvement projects. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. The company also received $2.4 million in the first quarter of 2006 from the sale of an adhesives product line in North America

Cash flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006
Net cash provided by (used in) financing activities from continuing operations	$(81.6)	$183.4

The cash used in financing from continuing operations in the first half 2007 was mainly due to the $62 million pay-off of the company’s line of credit and the $25 million annual payment on the company’s long-term debt . Last year’s cash provided by financing from continuing operations was mainly due to the $195 million of new debt that was secured to finance the Roanoke acquisition. Cash generated from the exercise of stock options was $11.3 million in the first half 2007, compared to $14.5 million in the first half 2006. Cash dividends paid on common stock were $7.7 million and $7.3 million in the first six months of 2007 and 2006, respectively.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
(In millions)	June 2, 2007	June 3, 2006
Cash provided by (used in) operating activities of discontinued operations	$(24.6)	$1.4

Cash used in operating activities of discontinued operations represents the cash used in the operations of the powder coatings business. Cash used in the operating activities of discontinued operations in the first six months of 2007 is primarily comprised of income tax payments made in conjunction with the gain on disposal of discontinued operations and closing costs payments made associated with selling the business. The related costs were recorded in the fourth quarter of 2006.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of June 2, 2007 would be approximately $ 0.8 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 53 percent of net revenue was generated outside of the United States in the first six months of 2007. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2007, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.4 million.

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

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and interim chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and interim chief financial officer concluded that, as of June 2, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently the company is involved in various environmental investigations, clean-up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples have been collected on and around the Sorocaba facility, and test results indicate that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to determine the necessary scope of remediation at the facility and the neighboring properties. As of June 2, 2007, $1.7 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of June 2, 2007, the company had reserved $3.5 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean-up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

Other Legal Proceedings. From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments could negatively impact the company’s results of operations or cash flows in one or more future quarters.

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of June 2, 2007, the company’s subsidiary was a defendant in approximately 20 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5.0 million in settlement of these lawsuits and claims, of which insurers have paid $1.0 million and are expected to pay an additional $0.5 million. As of June 2, 2007, the company had recorded $1.3 million for the probable EIFS-related liabilities and $0.9 million for insurance recoveries, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended June 2, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	5	9
Lawsuits and claims settled	(6)	(55)
Lawsuits and claims dismissed/resolved	(8)	—

Lawsuits and claims at end of period	20	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(In thousands)	26 Weeks Ended June 2, 2007	Year Ended December 2, 2006
Settlements reached	$150	$5,989
Defense costs incurred	$277	$2,507
Insurance payments received or expected to be received	$1,098	$3,492

Plaintiffs in EIFS cases generally seek to have their homes repaired or the EIFS replaced, but a dollar amount for the cost of repair or replacement is not ordinarily specified in the complaint. Although complaints in EIFS cases usually do not contain a specific amount of damages claimed, a complaint may assert that damages exceed a specified amount in order to meet jurisdictional requirements of the court in which the case is filed. Therefore, the company does not believe it is meaningful to disclose the dollar amount of damages asserted in EIFS complaints.

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

The company and/or its subsidiaries have been named as defendants in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 20 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

As a result of bankruptcy filings by numerous defendants in asbestos-related litigation and the prospect of national and state legislative reform relating to such litigation, the rate at which plaintiffs filed asbestos-related lawsuits against various companies (including the company) increased in 2001, 2002 and the first half of 2003. After the second half of 2003, the rate of these filings declined. However, the company expects that asbestos-related lawsuits will continue to be filed against the company in the future.

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $0.6 million. The company’s insurers have paid or are expected to pay $0.4 million of these settlement amounts. During the first six months of 2007 the company settled five asbestos-related lawsuits for $0.4 million. The company’s insurers have paid or are expected to pay $0.3 million of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of June 2, 2007, the company had $0.4 million accrued for probable liabilities and $0.2 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 4, 2007 – April 7, 2007	—	—	—	N/A
April 8, 2007 – May 5, 2007	3,407	$27.67	—	N/A
May 6, 2007 – June 2, 2007	—	—	—	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2007 Annual Meeting of Shareholders was held on April 5, 2007. There were 60,683,368 shares of Common Stock entitled to vote at the meeting and a total of 55,848,338 shares were represented at the meeting.

(c)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1—Election of Directors for a term expiring at the 2010 Annual Meeting of Shareholders:

Director Name	Votes in Favor	Share Votes Withheld
Knut Kleedehn	48,428,213	7,420,125

John C. van Roden, Jr.	48,604,634	7,243,704

Michele Volpi	53,171,540	2,676,798

Juliana L. Chugg, J. Michael Losh, Richard L. Marcantonio, Lee R. Mitau, Alfredo L. Rovira, and William R. Van Sant continued to serve as directors following the meeting.

Proposal 2—Proposal to Ratify the Appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending December 1, 2007:

For	Against	Abstain
54,875,484	741,365	231,489

Item 6.

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification –Michele Volpi

31.2	Form of 302 Certification –James C. McCreary, Jr.

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James C. McCreary, Jr.

99	Quarterly Revenue and Operating Income by Segment

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 6, 2007	/s/ James C. McCreary, Jr.
James C. McCreary, Jr.
Vice President, Controller and
Interim Chief Financial Officer

Exhibit Index

Exhibits
12	Computation of Ratios

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James C. McCreary, Jr.

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James C. McCreary, Jr.

99	Quarterly Revenue and Operating Income by Segment