Form 10-Q
period 2007-09-01
FULLER H B CO
filed 2007-10-05
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2007

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 60,038,571 as of September 28, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Net revenue	$367,891	$371,943	$1,093,161	$1,076,760
Cost of sales	(259,288)	(266,115)	(774,121)	(769,326)

Gross profit	108,603	105,828	319,040	307,434
Selling, general and administrative expenses	(69,228)	(72,980)	(213,791)	(222,526)
Gains (losses) from sales of assets	4	(14)	107	831
Other income, net	942	401	3,599	390
Interest expense	(2,868)	(4,575)	(9,657)	(12,285)

Income before income taxes, minority interests, and income from equity investments	37,453	28,660	99,298	73,844
Income taxes	(10,645)	(6,923)	(28,580)	(20,342)
Minority interests in (income) loss of subsidiaries	121	(259)	10	(993)
Income from equity investments	1,437	1,626	5,725	3,745

Income from continuing operations	28,366	23,104	76,453	56,254
Income from discontinued operations	—	1,094	—	2,755

Net income	$28,366	$24,198	$76,453	$59,009

Basic income per common share:
Continuing operations	$0.47	$0.39	$1.27	$0.96
Discontinued operations	—	$0.02	—	$0.05

Net Income	$0.47	$0.41	$1.27	$1.01

Diluted income per common share:
Continuing operations	$0.46	$0.38	$1.25	$0.94
Discontinued operations	—	$0.02	—	$0.05

Net Income	$0.46	$0.40	$1.25	$0.99

Weighted-average shares outstanding:
Basic	60,370	59,157	60,232	58,643
Diluted	61,357	60,281	61,345	59,876

Dividends declared per common share	$0.06450	$0.06250	$0.1915	$0.18625

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 1, 2007	December 2, 2006
Assets
Current assets:
Cash and cash equivalents	$219,175	$255,362
Trade receivables	222,589	246,448
Allowance for sales and doubtful accounts	(7,702)	(8,293)
Inventories	136,567	128,623
Other current assets	45,464	46,071
Current assets of discontinued operations	865	883

Total current assets	616,958	669,094

Property, plant and equipment	830,831	828,425
Accumulated depreciation	(545,117)	(530,421)

Property, plant and equipment, net	285,714	298,004

Other assets	138,987	143,802
Goodwill	197,415	195,208
Other intangibles, net	162,456	172,363

Total assets	$1,401,530	$1,478,471

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$9,928	$9,746
Current installments of long-term debt	25,000	25,000
Trade payables	154,754	172,772
Accrued payroll / employee benefits	39,330	48,227
Other accrued expenses	40,545	41,687
Income taxes payable	27,262	19,671
Current liabilities of discontinued operations	675	25,339

Total current liabilities	297,494	342,442

Long-term debt, excluding current installments	137,000	224,000
Accrued pensions	74,787	74,145
Other liabilities	26,557	42,320
Minority interests in consolidated subsidiaries	17,784	17,772

Total liabilities	553,622	700,679

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 60,023,995 and 59,931,766, respectively	60,024	59,932
Additional paid-in capital	89,371	95,263
Retained earnings	661,855	597,115
Accumulated other comprehensive income	36,658	25,482

Total stockholders’ equity	847,908	777,792

Total liabilities and stockholders’ equity	$1,401,530	$1,478,471

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 1, 2007	September 2, 2006
Cash flows from operating activities from continuing operations:
Net income	$76,453	$59,009
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(2,755)
Depreciation	28,375	29,410
Amortization	10,988	5,939
Deferred income taxes	(1,747)	(4,757)
Gains from sales of assets	(107)	(831)
Share-based compensation	2,441	4,410
Excess tax benefit from share-based compensation	(3,397)	(5,446)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	25,637	25,222
Inventories	(6,408)	(2,083)
Other assets	1,263	(11,499)
Trade payables	(19,392)	17,733
Accrued payroll / employee benefits	(9,142)	(4,181)
Other accrued expenses	(13,413)	1,693
Income taxes payable	10,370	8,117
Accrued / prepaid pensions	572	3,556
Other liabilities	3,202	2,375
Other	1,998	(1,513)

Net cash provided by operating activities from continuing operations	107,693	124,399

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(15,875)	(12,543)
Purchased business, net of cash acquired	(1,155)	(309,386)
Proceeds from sale of property, plant and equipment	571	499
Proceeds from sale of business	—	2,515

Net cash used in investing activities from continuing operations	(16,459)	(318,915)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	—	195,000
Repayment of long-term debt	(87,000)	(55,241)
Net proceeds from (payments on) notes payable	123	1,191
Dividends paid	(11,640)	(11,022)
Proceeds from stock options exercised	13,437	14,970
Excess tax benefit from share-based compensation	3,397	5,446
Repurchased common stock	(25,271)	(506)

Net cash provided by (used in) financing activities from continuing operations	(106,954)	149,838
Effect of exchange rate changes	4,158	5,653

Net change in cash and cash equivalents from continuing operations	(11,562)	(39,025)
Cash provided by (used in) operating activities of discontinued operations	(24,625)	5,011

Net change in cash and cash equivalents	(36,187)	(34,014)
Cash and cash equivalents at beginning of period	255,362	157,547

Cash and cash equivalents at end of period	$219,175	$123,533

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$73	$29,886
Cash paid for interest	$12,946	$9,383
Cash paid for income taxes	$15,277	$7,227

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

Note 2: Acquisitions and Divestitures

Sekisui-Fuller Japan: On April 1, 2005, the company merged its Japanese adhesives business with Sekisui Chemical Co., Ltd. to create Sekisui-Fuller Japan. The company received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007. The merger was a corporate joint venture and the company has accounted for this investment under the equity method.

During the third quarter of 2007, the company exercised its option to purchase an additional 10 percent ownership interest from Sekisui Chemical Co., Ltd for $12 million. Subsequent to the end of the third quarter, the $12 million payment was made on September 27, 2007. The $12 million payment will be made in the fourth quarter of 2007. The additional 10 percent interest increases the company’s ownership in the joint venture from 40 percent to 50 percent, however due to the structure of the joint venture, the company will continue to account for this investment under the equity method.

Carolina Polymers’ polymer and adhesive technology: On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs in 2006. Carolina Polymers is entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in the North America operating segment. Based on preliminary valuation estimates, the company recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill.

In the third quarter of 2007, the final valuation and earn-out calculation were completed. Carolina Polymers is entitled to an earn-out payment of $1,124 based on the company’s shipping volume from September 5, 2006 to September 5, 2007. This entire amount is considered additional purchase price and classified to goodwill. The company also incurred $31 of additional direct external costs in 2007. The total final purchase price is $6,154. Based on final valuations the company recorded $1,385 of current assets, $2,495 to intangibles, $50 to other non-current assets and $2,224 to goodwill. Pro forma information related to this acquisition is not included because its impact on the company’s consolidated results of operations is not considered to be material.

Henkel KGaA’s insulating glass sealant business: On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. The insulating glass sealant business manufacturers sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquisition was recorded in the Europe operating segment. The total purchase price for the acquisition was $34,040, which includes direct external acquisition costs of $631. The company funded the transaction with existing cash.

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

	13 Weeks Ended September 2, 2006	39 Weeks Ended September 2, 2006
Net revenue	$372,706	$1,096,220
Income from continuing operations	$23,114	$56,495
Income from continuing operations per share:
Basic	$0.39	$0.96
Diluted	$0.38	$0.94

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

The total purchase price for the acquisition was $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds were met, members of Roanoke’s senior management could have received additional cash consideration of up to $15,000 (in total), which would have been paid out over a two-year period. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of September 1, 2007 and the company does not expect to make any payments in the future.

The company funded the transaction with $80,258 in existing cash and $195,000 in new debt. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. The escrow will remain in place until March 2008, subject to any indemnification claims made by the company. No significant indemnification claims have been made to date. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature.

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

39 Weeks Ended September 2, 2006
Net revenue	$1,100,692
Income from continuing operations	$56,269
Income from continuing operations per share:
Basic	$0.96
Diluted	$0.94

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

Revenue and income from discontinued operations for the 13 and 39 weeks ended September 2, 2006 was as follows:

	13 Weeks Ended September 2, 2006	39 Weeks Ended September 2, 2006
Net revenue	$17,006	$48,982

Income from operations	1,625	4,192
Income tax expense	(531)	(1,437)

Net income from discontinued operations	$1,094	$2,755

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

The major classes of assets and liabilities of discontinued operations as of September 1, 2007 and December 2, 2006 were as follows:

	September 1, 2007	December 2, 2006
Other current assets	$865	$883

Current assets of discontinued operations	865	883

Accrued payroll / employee benefits	—	1,279
Other accrued expenses	134	3,999
Income taxes payable	541	20,061

Current liabilities of discontinued operations	675	25,339

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

The company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with share-based awards recognized in the first nine months of fiscal years 2007 and 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at September 1, 2007
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	468,365
Year 2000 Stock Incentive Plan	10,400,000	5,436,805
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	82,268

Grant-Date Fair Value: The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 and 39 weeks ended September 1, 2007 and September 2, 2006 were calculated using the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006[1]
Expected life (in years)	5.1	5.1	5.8	5.7
Weighted-average expected volatility	34.77%	34.35%	36.13%	35.65%
Expected volatility	34.77%	34.34% - 34.50%	34.42% - 37.35%	34.34% - 37.38%
Risk-free interest rate	4.90%	4.99%	4.66%	4.87%
Expected dividend yield	0.89%	1.26%	0.94%	1.30%
Weighted-average fair value of grants	$10.55	$6.88	$10.44	$7.11

[1]	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 82 percent and 87 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $1,003 and $1,588 was included in the company’s Consolidated Statements of Income for the 13 weeks ended September 1, 2007 and September 2, 2006, respectively. Included in these amounts were $577 and $772 of stock option expense, respectively. Total share-based compensation expense of $2,441 and $4,483 was included in the company’s Consolidated Statements of Income for the 39 weeks ended September 1, 2007 and September 2, 2006, respectively. Included in these amounts were $1,876 and $2,656 of stock option expense, respectively. In 2007, total share-based compensation expense included $846 of favorable adjustments from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was $205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended September 1, 2007 and September 2, 2006, there was $1,326 and $290, respectively, of excess tax benefit recognized. For the 39 weeks ended September 1, 2007 and September 2, 2006, there was $3,397 and $5,446, respectively, of excess tax benefit recognized. Excess tax benefits are the benefits of tax deductions in excess of recognized compensation costs.

Excess tax benefits that are eligible to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R are recorded in the additional paid in capital pool (“APIC Pool”). Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts since adoption has increased the APIC Pool to $10,439.

As of September 1, 2007, there was $4,845 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.4 years. Unrecognized compensation costs related to unvested restricted stock awards was $1,823, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-based Activity

A summary of option activity as of September 1, 2007, and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 2, 2006	2,639,618	$13.80
Granted	445,143	26.99
Exercised	(988,076)	13.60
Forfeited or Cancelled	(328,799)	18.16

Outstanding at September 1, 2007	1,767,886	$16.42

The fair value of options granted during the 13 weeks ended September 1, 2007 and September 2, 2006 was $424 and $220, respectively. Total intrinsic value of options exercised during the 13 weeks ended September 1, 2007 and September 2, 2006 was $3,467 and $300, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 39 weeks ended September 1, 2007 and September 2, 2006 was $4,981 and $390, respectively. Total intrinsic value of options exercised during the 39 weeks ended September 1, 2007 and September 2, 2006 was $13,618 and $13,238, respectively. Proceeds received from option exercises during the 13 and 39 weeks ended September 1, 2007 were $2,146 and $13,437, respectively.

The following table summarizes information concerning outstanding and exercisable options as of September 1, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	246,428	3.3	$9.31	$4,337	246,428	3.3	$9.31	$4,337
$10.01-$15.00	734,764	5.7	13.71	9,700	515,173	5.1	13.47	6,925
$15.01-$20.00	428,367	8.2	16.29	4,550	94,253	8.1	16.29	1,001
$20.01-$25.00	—	—	—	—	—	—	—	—
$25.01-$30.00	358,327	9.3	27.04	38	—	—	—	—

	1,767,886	6.7	$16.42	$18,625	855,854	4.9	$12.58	$12,263

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of September 1, 2007, and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 2, 2006	78,076	317,932	396,008	$15.13	1.9
Granted	14,993	91,257	106,250	26.80	3.0
Vested	(23,072)	(24,737)	(47,809)	13.73	0.1
Forfeited	(10,930)	(120,219)	(131,149)	17.10	1.4

Nonvested at September 1, 2007	59,067	264,233	323,300	$18.38	2.0

Total fair value of restricted stock vested during the 13 weeks ended September 1, 2007 and September 2, 2006 was $926 and $1,325, respectively. Total fair value of restricted stock vested during the 39 weeks ended September 1, 2007 and September 2, 2006 was $1,454 and $2,957, respectively. The total fair value of nonvested restricted stock at September 1, 2007 was $8,700.

The company repurchased 4,561 and 7,306 restricted stock shares during the 13 weeks ended September 1, 2007 and September 2, 2006, respectively, in conjunction with restricted stock share vestings. The company repurchased 9,410 and 20,368 restricted stock shares during the 39 weeks ended September 1, 2007 and September 2, 2006, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company does not expect any additional restricted stock shares to be repurchased in fiscal 2007.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of September 1, 2007 and changes during the 39 weeks ended September 1, 2007 were as follows:

	39 Weeks Ended September 1, 2007
	Non-employee Directors	Employees	Total
Units outstanding December 2, 2006	190,172	175,450	365,622
Participant contributions	12,924	11,737	24,661
Company match contributions	15,180	2,274	17,454
Payouts	(9,881)	(52,651)	(62,532)

Units outstanding September 1, 2007	208,395	136,810	345,205

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Weighted-average common shares – basic	60,369,560	59,157,316	60,232,354	58,642,511
Equivalent shares from share based compensation plans	987,925	1,123,708	1,112,587	1,233,587

Weighted-average common shares – diluted	61,357,485	60,281,024	61,344,941	59,876,098

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

Options to purchase 358,327 and 744,052 shares of common stock at the weighted-average exercise price of $27.04 and $16.16 for the 13 week periods ended September 1, 2007 and September 2, 2006, respectively, and options to purchase 357,432 and 683,284 shares at the weighted-average exercise price of $26.62 and $15.69 for the 39 week periods ended September 1, 2007 and September 2, 2006, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Net income	$28,366	$24,198	$76,453	$59,009
Other comprehensive income
Foreign currency translation, net	2,643	(863)	11,176	17,907

Total comprehensive income	$31,009	$23,335	$87,629	$76,916

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	September 1, 2007	December 2, 2006
Foreign currency translation adjustment	$58,967	$46,705
Minimum pension liability	(22,309)	(21,223)

Total accumulated other comprehensive income	$36,658	$25,482

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended September 1, 2007 and September 2, 2006
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2007	2006	2007	2006	2007	2006
Service cost	$1,780	$1,824	$689	$662	$397	$470
Interest cost	4,366	4,079	1,758	1,541	1,010	978
Expected return on assets	(5,098)	(4,964)	(1,944)	(1,327)	(921)	(942)
Amortization:
Prior service cost	90	126	(1)	(1)	(433)	(554)
Actuarial loss	614	1,329	356	503	787	849
Transition amount	—	—	5	9	—	—

Net periodic benefit cost	$1,752	$2,394	$863	$1,387	$840	$801

	39 Weeks Ended September 1, 2007 and September 2, 2006
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2007	2006	2007	2006	2007	2006
Service cost	$5,339	$5,472	$2,018	$1,917	$1,190	$1,410
Interest cost	13,099	12,237	5,169	4,455	3,029	2,934
Expected return on assets	(15,294)	(14,892)	(5,717)	(3,838)	(2,762)	(2,826)
Amortization:
Prior service cost	271	378	(3)	(2)	(1,300)	(1,662)
Actuarial loss	1,842	3,987	1,043	1,456	2,362	2,547
Transition amount	—	—	16	26	—	—

Net periodic benefit cost	$5,257	$7,182	$2,526	$4,014	$2,519	$2,403

Note 7: Inventories

The composition of inventories follows:

	September 1, 2007	December 2, 2006
Raw materials	$72,530	$64,925
Finished goods	82,471	81,058
LIFO reserve	(18,434)	(17,360)

	$136,567	$128,623

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

As of September 1, 2007, the company had forward foreign currency contracts maturing between September 14, 2007 and July 7, 2008. The fair value effect associated with these contracts was a net unrealized gain of $168 at September 1, 2007.

Note 9: Commitments and Contingencies

Environmental: From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings or lawsuits. In particular, the company is currently deemed a potentially responsible party (“PRP”) in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation and remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of September 1, 2007, $1,446 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and/or remediation costs at the Sorocaba facility.

As of September 1, 2007, the company had recorded $3,010 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of September 1, 2007, the company’s subsidiary was a defendant in approximately 17 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5,000 in settlement of these lawsuits and claims, of which insurers have paid $983 and are expected to pay an additional $485. As of September 1, 2007, the company had recorded $1,098 for the probable liabilities and $760 for insurance recoveries for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended September 1, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	5	9
Lawsuits and claims settled	(10)	(55)
Lawsuits and claims dismissed/resolved	(7)	—

Lawsuits and claims at end of period	17	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended September 1, 2007	Year Ended December 2, 2006
Settlements reached	$227	$5,989
Defense costs incurred	$349	$2,507
Insurance payments received or expected to be received	$1,081	$3,492

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

The company and/or its subsidiaries have been named as defendants in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $613. The company’s insurers have paid or are expected to pay $415 of these settlement amounts. During the first nine months of 2007 the company settled six asbestos-related lawsuits for $405. The company’s insurers have paid or are expected to pay $292 of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of September 1, 2007, the company had recorded $437 for probable liabilities and $153 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment. Segment data for the quarter follows:

	13 Weeks Ended
	September 1, 2007			September 2, 2006
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$187,856	$7,208	$24,615	$200,517	$5,973	$23,334
Europe	100,111	1,868	9,713	94,315	1,437	5,533
Latin America	50,917	433	3,165	52,453	845	2,700
Asia Pacific	29,007	170	1,882	24,658	2,224	1,281

Total	$367,891		$39,375	$371,943		$32,848

	39 Weeks Ended
	September 1, 2007			September 2, 2006
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$555,796	$20,533	$65,379	$587,439	$17,789	$58,894
Europe	299,523	5,551	27,767	252,036	4,374	14,527
Latin America	155,849	874	7,609	160,601	2,070	7,157
Asia Pacific	81,993	772	4,494	76,684	7,909	4,330

Total	$1,093,161		$105,249	$1,076,760		$84,908

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Operating income from continuing operations	$39,375	$32,848	$105,249	$84,908
Gains (losses) from sales of assets	4	(14)	107	831
Other income, net	942	401	3,599	390
Interest expense	(2,868)	(4,575)	(9,657)	(12,285)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$37,453	$28,660	$99,298	$73,844

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

The company had another strong quarter from a profitability viewpoint. Some of the highlights compared to the third quarter of 2006 were:

•	Income from continuing operations increased 23 percent

•	Diluted earnings per share from continuing operations increased 21 percent

•	Gross profit margin of 29.5 percent compared to 28.5 percent last year

•	SG&A expenses as a percent of net revenue were 18.8 percent compared to 19.6 percent last year

•	Net working capital as a percentage of annualized net revenue decreased to 13.4 percent from 14.0 percent one year ago.

On July 12, 2007 the company’s board of directors authorized a share repurchase program of up to $100 million. During the third quarter the company repurchased $25 million, or over 920 thousand shares, as part of the repurchase program.

Results of Operations

Net Revenue:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Net revenue	$367.9	$371.9	(1.1)%	$1093.2	$1076.8	1.5%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2007 as compared to 2006:

	2007 vs 2006
	13 Weeks Ended	39 Weeks Ended
( ) = Decrease	September 1, 2007	September 1, 2007
Product Pricing	2.2%	3.2%
Sales Volume	(6.5)%	(8.9)%
Acquisitions/Divestitures	1.0%	4.8%
Currency	2.2%	2.4%

Total	(1.1)%	1.5%

Organic sales, which exclude the effects from acquisitions, divestitures and foreign currency fluctuations, declined 4.3 percent in the third quarter of 2007 as compared to the third quarter of 2006. Although still negative, the decline was less than the declines in the first two quarters of 2007, which both exceeded six percent. North America continued to show the most significant decline in sales volume for both the third quarter and nine months year-to-date, due largely to the slowdowns in the construction-related end markets and the automotive sector. Net revenue increases due to increases in average selling prices contributed a positive 2.2 percent to the third quarter net revenue variance to last year due to the continuing focus on more profitable product offerings. The positive pricing variance had decreased sequentially as the most significant price increase activity was completed in the second half of 2006. The third quarter net revenue increase from acquisitions/divestitures was significantly less than the first six months of 2007 as the 2006 Roanoke acquisition became part of the base net revenue. Also, the insulating glass acquisition in Europe became part of the base business in the third quarter of 2007 as that acquisition was closed in June 2006. The increase in net revenue due to foreign currency fluctuations for both the third quarter and first nine months of 2007 was primarily due to the weakness of the U.S. dollar against major foreign currencies such as the euro and Australian dollar.

Cost of Sales:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Cost of sales	$259.3	$266.1	(2.6)%	$774.1	$769.3	0.6%
Percent of net revenue	70.5%	71.5%		70.8%	71.4%

Raw material costs increased slightly during the quarter as compared to both last year and to the second quarter of 2007. These increases were mainly due to certain industry supply disruptions related to vinyl acetates and hydrocarbon resins. In spite of these increases, raw material costs as a percent of net revenue declined in both the third quarter and nine months year-to-date as compared to the same periods of 2006. The decreases as a percent of net revenue resulted from efficient sourcing and product reformulation efforts as well as the continued focus on higher margin products. The company continued to realize reductions in cost of sales in its manufacturing facilities due to the productivity improvements gained from Lean Six SigmaSM projects implemented in 2006 and in the first half of 2007.

Gross Profit Margin:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Gross profit	$108.6	$105.8	2.6%	$319.0	$307.4	3.8%
Percent of net revenue	29.5%	28.5%		29.2%	28.6%

The third quarter and first nine months of 2007 gross profit margin were both improved over the same periods of 2006 primarily due to lower raw material costs as a percent of net revenue as well as the efficiencies gained from Lean Six SigmaSM initiatives implemented earlier in 2007.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
SG&A	$69.2	$73.0	(5.1)%	$213.8	$222.5	(3.9)%
Percent of net revenue	18.8%	19.6%		19.6%	20.7%

Process improvement initiatives and disciplined cost controls were the main reasons for the reduced SG&A expenses in the third quarter of 2007 as compared to the third quarter of 2006. The cost controls were enhanced by the additional oversight created by the regional realignment implemented earlier this year. The impact of the stronger foreign currencies added approximately $1.0 million to the SG&A expenses in the third quarter of 2007. For the first nine months of 2007, the SG&A expense decrease of $8.7 million from last year was accomplished in spite of approximately $10 million of incremental SG&A expenses from the 2006 acquisitions and over $3 million of additional expenses due to the stronger foreign currencies.

Gains(losses) from Sales of Assets:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Gains (losses) from sales of asset	$—	$—	—	$0.1	$0.8	(87.1)%

There were no significant asset sales in the first nine months of 2007. The most significant transaction impacting gains from sales of assets in 2006 was the sale of a minor adhesives product line in North America and associated assets that resulted in a gain of $0.6 million in the first quarter of 2006.

Other Income, net:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Other income, net	$0.9	$0.4	134.9%	$3.6	$0.4	NMP

NMP = Non-meaningful percentage

Interest income of $1.7 million in the third quarter of 2007 was $1.0 million more than the third quarter of 2006. For the first nine months of 2007 the interest income was $4.8 million compared to $2.5 million in the first nine months of 2006. The increase in interest income was a direct result of the higher average cash balance resulting from strong cash flow generation and the cash proceeds from the divestiture of the powder coatings business in the fourth quarter of 2006. Currency transaction and remeasurement losses were $0.6 million in the third quarter and $1.1 million for the first nine months of 2007 as compared to $12 thousand and $1.2 million for the same periods of 2006, respectively.

Interest Expense:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Interest expense	$2.9	$4.6	(37.3)%	$9.7	$12.3	(21.4)%

The decrease in interest expense in both the third quarter and first nine months of 2007 as compared to last year was attributed to the lower average debt levels in 2007. Strong cash flow generation allowed for the company to reduce total debt levels by $116.0 million since the end of the third quarter of 2006.

Income Taxes:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Income taxes	$10.6	$6.9	53.8%	$28.6	$20.3	40.5%
Effective tax rate	28.4%	24.2%		28.8%	27.5%

The 28.4 percent effective rate for the third quarter of 2007 includes a 0.6 percentage point favorable impact due to a $0.2 million discrete tax benefit. The effective rate in the third quarter of 2006 included the effects of a favorable tax settlement of $0.9 million. Also in the third quarter of 2006 the year-to-date effective rate was lowered from 30.0 percent to 29.0 percent due to a favorable mix in pretax earnings.

Minority Interests in Income of Subsidiaries:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Minority interests in (income) losses of subsidiaries	$0.1	$(0.3)	(146.7)%	$—	$(1.0)	(101.0)%

The lower minority interests expense in 2007 as compared to 2006 was due primarily to lower pretax earnings generation from the company’s North American automotive venture of which it owns 70 percent.

Income from Equity Investments:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Income from equity investments	$1.4	$1.6	(11.6)%	$5.7	$3.7	52.9%

The decrease in the third quarter of 2007 was due to lower earnings from both the company’s 30 percent-owned international automotive joint venture and the company’s 40 percent ownership of the Sekisui-Fuller joint venture in Japan. Through nine months of 2007 both ventures recorded significant increases over the same period of 2006.

Income from Continuing Operations:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Income from continuing operations	$28.4	$23.1	22.8%	$76.5	$56.3	35.9%
Percent of Net Revenue	7.7%	6.2%		7.0%	5.2%

The improved gross profit margin and SG&A expense reductions were the primary reasons for the improved income from continuing operations in both the third quarter and first nine months of 2007 as compared to last year. The diluted earnings per share from continuing operations of $0.46 and $1.25 for the third quarter and nine months year-to-date of 2007, respectively, compared to $0.38 and $0.94 for the same periods of 2006, respectively.

Income from Discontinued Operations:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Income from discontinued operations	$—	$1.1	(100.0)%	$—	$2.8	(100.0)%

The income from discontinued operations of $1.1 million and $2.8 million for the third quarter and nine months ended September 2, 2006, respectively, represents net income generated by the powder coatings business, net of tax, which was divested on December 1, 2006.

Net Income:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Net Income	$28.4	$24.2	17.2%	$76.5	$59.0	29.6%
Percent of Net Revenue	7.7%	6.5%		7.0%	5.5%

The diluted earnings per share were $0.46 and $0.40 for the third quarters ended September 1, 2007 and September 2, 2006, respectively, and $1.25 and $0.99 for the nine months ended September 1, 2007 and September 2, 2006, respectively.

Operating Segment Results

During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The company’s operations are now managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents have been appointed that report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region. Two new executive positions were also created within the management structure: Vice President – Chief Marketing Officer and Vice President – Chief Strategy Officer. The Chief Strategy Officer position was filled in the third quarter of 2007. These positions also report directly to the CEO. These two positions are expected to facilitate the regional execution of corporate strategies. Reasons for realigning to the regional structure are to improve the speed of execution on strategic initiatives, to share best practices across businesses and to focus more closely on the customer.

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

Net Revenue by segment:

	13 Weeks Ended				39 Weeks Ended
(In millions)	September 1, 2007		September 2, 2006		September 1, 2007		September 2, 2006
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$187.9	51%	$200.5	54%	$555.8	51%	$587.5	55%
Europe	100.1	27%	94.3	25%	299.5	27%	252.0	23%
Latin America	50.9	14%	52.4	14%	155.9	14%	160.6	15%
Asia Pacific	29.0	8%	24.7	7%	82.0	8%	76.7	7%

Total	$367.9	100%	$371.9	100%	$1093.2	100%	$1,076.8	100%

Operating Income by segment:

	13 Weeks Ended				39 Weeks Ended
(In millions)	September 1, 2007		September 2, 2006		September 1, 2007		September 2, 2006
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$24.6	62%	$23.3	71%	$65.4	62%	$58.9	70%
Europe	9.7	25%	5.5	17%	27.7	27%	14.5	17%
Latin America	3.2	8%	2.7	8%	7.6	7%	7.2	8%
Asia Pacific	1.9	5%	1.3	4%	4.5	4%	4.3	5%

Total	$39.4	100%	$32.8	100%	$105.2	100%	$84.9	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Operating income from continuing operations	$39.4	$32.8	$105.2	$84.9
Gains from sales of assets	—	—	0.1	0.8
Other income, net	1.0	0.4	3.6	0.4
Interest expense	(2.9)	(4.5)	(9.6)	(12.3)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$37.5	$28.7	$99.3	$73.8

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$96.5	$98.4	(2.0)%	$281.7	$295.9	(4.8)%
Automotive	15.6	18.3	(14.8)%	54.1	65.4	(17.3)%
Packaging Solutions	14.5	13.2	9.9%	39.9	37.3	7.0%
Specialty Construction	44.5	52.3	(15.0)%	134.7	138.5	(2.7)%
Insulating Glass	16.8	18.3	(8.1)%	45.4	50.4	(10.0)%

Total North America	$187.9	$200.5	(6.3)%	$555.8	$587.5	(5.4)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended September 1, 2007 vs 13 weeks ended September 2, 2006
( ) = Decrease	Adhesives	Automotive	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(4.9)%	(14.8)%	9.2%	(15.0)%	(8.1)%	(7.8)%
Acquisitions/Divestitures	2.5%	—	—	—	—	1.2%
Currency	0.4%	—	0.7%	—	—	0.3%

Total	(2.0)%	(14.8)%	9.9%	(15.0)%	(8.1)%	(6.3)%

	39 weeks ended September 1, 2007 vs 39 weeks ended September 2, 2006
( ) = Decrease	Adhesives	Automotive	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(7.2)%	(17.3)%	6.8%	(17.5)%	(10.0)%	(10.2)%
Acquisitions/Divestitures	2.3%	—	—	14.8%	—	4.7%
Currency	0.1%	—	0.2%	—	—	0.1%

Total	(4.8)%	(17.3)%	7.0%	(2.7)%	(10.0)%	(5.4)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$14.5	$14.3	1.3%	$40.4	$38.5	5.0%
Automotive	(1.0)	(0.8)	(15.0)%	(2.5)	(2.0)	(21.0)%
Packaging Solutions	5.4	3.6	49.2%	13.0	10.6	22.1%
Specialty Construction	3.4	4.4	(23.4)%	9.4	6.0	57.0%
Insulating Glass	2.3	1.8	25.4%	5.1	5.8	(13.1)%

Total North America	$24.6	$23.3	5.5%	$65.4	$58.9	11.0%

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

Total North America

The North America operating segment consists of the adhesives and automotive businesses that were previously reported under the Global Adhesives operating segment and the packaging solutions, specialty construction and insulating glass components that were previously reported in the Full-Valu/Specialty operating segment. The slowdown in the North American construction-related end markets and automotive industries had a significant negative impact on the net revenue for both the third quarter and first nine months of 2007 as compared to 2006. Despite the decline in net revenue for the third quarter as compared to last year, operating income increased 5.5 percent. This was primarily the result of an improved gross profit margin due to effective selling price management and shifts in product mix. Through nine months of 2007 the segment operating income increased 11.0 percent over 2006 again mainly due to the improved gross profit margin.

Adhesives: Net revenue in the Adhesives component declined 2.0 percent in the third quarter as compared to last year. Sales volume accounted for a 6.7 percent decrease in net revenue while product pricing contributed a positive 1.8 percent. The decline in sales volume did improve from the second quarter, which saw volume decline over 10 percent from the prior year. The positive effects of selling price increases are also trending down as last quarter’s positive variance was 3.5 percent. This decline is because the most significant price increases were implemented in the second half of 2006, which has now become part of the base. The economic slowdown, especially in the construction-related markets, had a significant impact on the reduction in the adhesives sales volume. Stable raw material prices combined with disciplined selling price management resulted in an increase in the gross profit margin for both the third quarter and first nine months of 2007. The improved gross margin helped to offset the negative impact from reduced sales volume resulting in operating income slightly above the third quarter of 2006. The operating income margin was 15.0 percent in the third quarter of 2007 and 14.5 percent in the third quarter of 2006. For the first nine months of 2007 the operating margin was 14.3 percent as compared to 13.0 percent in 2006.

Automotive: In automotive, net revenue decreased 14.8 percent and 17.3 percent, respectively in the third quarter and first nine months of 2007 as compared to the same periods of 2006. The sluggish U.S. car and truck market was the main reason for the decrease in net revenue for both the quarter and first nine months of 2007. This component of the North America segment incurred operating losses in both the quarter and first nine months of 2007 and 2006 as strict cost controls have not been enough to offset the effect of significantly lower sales volume.

Packaging Solutions: The packaging solutions component realized net revenue increases from selling prices and sales volume combined, for the third quarter and first nine months of 2007 of 9.2 percent and 6.8 percent, respectively. Sales to new customers have been a key component in the net revenue increases. The third quarter of 2007 included a $0.7 million favorable legal settlement, which contributed to the operating income improvement of nearly 50 percent for the third quarter and over 22 percent for the first nine months as compared to last year.

Specialty Construction: The Specialty Construction component has been heavily impacted by the slowdown in the U.S. housing and other construction markets. The economic slowdown has been the primary factor contributing to the sales volume decreases of 18.5 percent for the third quarter and 21.4 percent for the first nine months of 2007 as compared to last year. The discontinuation of certain product lines from the Roanoke acquisition and repositioning of product lines to focus on more value-added solutions for customers also contributed to the sales volume decreases. SG&A expenses were lower in the third quarter and first nine months of 2007 due to strict cost controls, reduced marketing expenses and reduced legal costs related to EIFS product liability matters. In the first quarter of 2007 the SG&A expenses included $1.7 million of accelerated amortization expense on a particular trade name that was discontinued. The operating income margin was 7.6 percent in the third quarter of 2007 and 7.0 percent for the first nine months as compared to 8.4 percent and 4.3 percent for the same periods in 2006, respectively.

Insulating Glass: Sales volume decreased 14.2 percent in the third quarter of 2007 as compared to last year – a direct result of the slowdown in the North American housing industry. Through nine months of 2007 sales volume was down 16.0 percent as compared to the first nine months of 2006. Despite the lower sales volume, operating income increased over 25 percent in the third quarter as compared to last year due to effective selling price management, a more favorable mix of products and the reduction of operating expenses resulting from the realignment of the new regional structure earlier in 2007. Through the first nine months of 2007 operating income was down 13.1 percent as compared to the same period of 2006.

Europe:

The following table shows the net revenue generated from the key components of the Europe segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$87.4	$82.4	6.1%	$263.5	$240.1	9.7%
Insulating Glass	12.7	11.9	6.7%	36.0	11.9	NMP

Total Europe	$100.1	$94.3	6.1%	$299.5	$252.0	18.8%

NMP = Non-meaningful percentage

The following table provides details of Europe net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended September 1, 2007 vs September 2, 2006			39 weeks ended September 1, 2007 vs September 2, 2006
( ) = Decrease	Adhesives	Insulating Glass	Total	Adhesives	Insulating Glass	Total
Pricing/Sales Volume	0.4%	(8.5)%	(0.8)%	1.6%	(8.0)%	1.1%
Acquisitions/Divestitures	—	9.5%	1.2%	—	NMP	9.7%
Currency	5.7%	5.7%	5.7%	8.1%	5.7%	8.0%

Total	6.1%	6.7%	6.1%	9.7%	NMP	18.8%

The following table reflects the operating income by component of the Europe operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$9.1	$5.5	66.1%	$26.8	$14.5	84.9%
Insulating Glass	0.6	—	NMP	1.0	—	NMP

Total Europe	$9.7	$5.5	75.6%	$27.8	$14.5	91.1%

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

Total Europe:

The Europe operating segment includes the adhesives business that was previously reported in the Global Adhesives segment as well as the insulating glass business that was acquired in the third quarter of 2006 and was previously reported in the Full-Valu/Specialty segment. For the third quarter of 2007 the segment increased net revenue by 6.1 percent over last year with acquisitions and currency effects contributing 1.2 percent and 5.7 percent, respectively. The 2006 results included 12 weeks of the insulating glass business as compared to the full 13 weeks in 2007. The net revenue for the first nine months of 2007 increased 18.8 percent over last year as the insulating glass acquisition contributed 9.7 percent and favorable currency effects were 8.0 percent. The increased operating income in 2007 over 2006 for both the third quarter and nine months year-to-date was largely due to SG&A expense savings resulting from Lean Six SigmaSM projects implemented in 2006.

Adhesives: Excluding the effects of the stronger euro, net revenue in the third quarter and nine months year-to-date increased slightly over 2006. The improvement in operating income for both the third quarter and first nine months of 2007 was mainly due to reduced costs in both cost of sales and SG&A expense resulting from cost-reduction projects that were completed in 2006. Currency effects had a positive impact on the third quarter operating income of approximately $0.5 million. The operating income margin in the third quarter of 2007 of 10.4 percent exceeded the third quarter of 2006 by 3.7 percentage points. Through nine months the operating margin increased to 10.2 percent as compared to 6.0 percent through the first nine months of 2006.

Insulating Glass: Operating income increased over $0.5 million in the third quarter of 2007 as compared to the third quarter of 2006 mainly because 2006 included one-time charges in cost of sales related to the acquisition. Net revenue has been negatively impacted by lost business due to price competition. Management’s expectation is that synergies will result as the insulating glass component is managed under the same management team as the adhesives component in Europe.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$27.8	$29.1	(4.4)%	$82.4	$86.6	(4.8)%
Paints	23.1	23.4	(1.1)%	73.4	74.0	(0.8)%

Total Latin America	$50.9	$52.5	(2.9)%	$155.8	$160.6	(3.0)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended September 1, 2007 vs September 2, 2006			39 weeks ended September 1, 2007 vs September 2, 2006
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(4.4)%	(1.1)%	(2.9)%	(4.8)%	(0.8)%	(3.0)%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	—	—	—	—	—	—

Total	(4.4)%	(1.1)%	(2.9)%	(4.8)%	(0.8)%	(3.0)%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$1.6	$2.3	(31.8)%	$3.9	$5.2	(23.8)%
Paints	1.6	0.4	NMP	3.7	2.0	82.8%

Total Latin America	$3.2	$2.7	17.2%	$7.6	$7.2	6.3%

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

Total Latin America: The Latin America operating segment includes the adhesives business that was previously reported in the Global Adhesives segment and the Paints business that was reported under the Full-Valu/Specialty segment. During the third quarter of 2007, net revenue of $50.9 million was 2.9 percent less than the third quarter of 2006. The net revenue decrease was mainly due to sales volume declines in the adhesives component of the segment. The operating income for the region increased $0.5 million or 17.2 percent as compared to last year due to significantly improved results from the paints component. Through nine months of 2007, the operating income was 6.3 percent above last year with the adhesives business lower than last year and the paints component exceeding last year.

Adhesives: Sales volume decreased 7.3 percent in the third quarter as compared to last year. This was an improvement from the variance in the second quarter of 2007, which recorded volume declines of nearly 12 percent compared to 2006. Operating income declined over 30 percent from the third quarter of 2006 due primarily to the lower sales volume. SG&A expenses were well controlled as the impact of 2006 Lean Six SigmaSM projects had positive effects on the 2007 results. Through nine months the operating income was down 24 percent from 2006. Decreases in sales volume were partially offset by product pricing and costs were decreased as a result of the 2006 projects.

Paints: The paints component continued to show excellent improvement in the third quarter in spite of net revenue decreasing by 1.1 percent from the third quarter of 2006. Management’s continued focus on more profitable product lines and savings realized from the second quarter cost reduction initiative were the main reasons for the improved profitability. Through nine months of 2007 operating income increased $1.7 million, or nearly 83 percent over the first nine months of 2006. This improvement in profitability was made in spite of one-time charges of $1.1 million associated with the second quarter cost reduction initiative. The operating margin for the first nine months of 2007 was 5.0 percent as compared to 2.7 percent for the same period of 2006.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$22.2	$19.1	16.8%	$63.2	$59.8	5.7%
Consumer	6.8	5.6	20.5%	18.8	16.9	11.3%

Total Asia Pacific	$29.0	$24.7	17.6%	$82.0	$76.7	6.9%

The following table provides details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended September 1, 2007 vs September 2, 2006			39 weeks ended September 1, 2007 vs September 2, 2006
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales Volume	8.4%	6.7%	8.0%	—	2.8%	0.6%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	8.4%	13.8%	9.6%	5.7%	8.5%	6.3%

Total	16.8%	20.5%	17.6%	5.7%	11.3%	6.9%

The following table reflects the operating income by component of the Asia Pacific operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006	2007 vs 2006	September 1, 2007	September 2, 2006	2007 vs 2006
Adhesives	$1.6	$1.2	27.1%	$4.2	$4.2	(0.7)%
Consumer	0.3	0.1	NMP	0.3	0.1	NMP

Total Asia Pacific	$1.9	$1.3	46.9%	$4.5	$4.3	3.8%

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

Total Asia Pacific: The Asia Pacific operating segment includes the adhesives business that was previously reported in the Global Adhesives segment and the Consumer business that was reported under the Full-Valu/Specialty segment. Significant net revenue growth was achieved in the third quarter by both the adhesives and consumer components of Asia Pacific. The net revenue growth from higher selling prices and increased sales volume, combined with a 9.6 percent positive currency impact resulted in a total net revenue increase of 17.6 percent as compared to the third quarter of 2006. The Australian dollar had the largest impact from a currency standpoint. Operating income increased 46.9 percent in the third quarter as compared to last year largely due the improved net revenue. The operating income improved in spite of additional SG&A expenses incurred in forming a new management team in the segment.

Adhesives: Profitable new business was a key driver for the third quarter improvement in both trade revenue and operating income during the quarter. Growth in China was especially strong. The strong organic growth in the third quarter brought the nine months year-to-date organic growth to a breakeven level with 2006. The operating margin for the third quarter of 7.0 percent compared to 6.5 percent in last year’s third quarter. Through nine months the margin was 6.6 percent in 2007 and 7.0 percent in 2006.

Consumer: Net revenue increases from higher selling prices and increased sales volume combined, of nearly 7 percent in the third quarter resulted in the consumer component recording operating income of $0.3 million. Consumer had been running at about breakeven through the first six months of 2007. The improved third quarter brought the year-to-date operating income up to $0.3 million as compared to $0.1 million for the first nine months of 2006.

Liquidity and Capital Resources

Total cash and cash equivalents as of September 1, 2007 were $219.2 million as compared to $255.4 million as of December 2, 2006. Total long and short-term debt was $171.9 million as of September 1, 2007 and $258.8 million as of December 2, 2006. The primary reasons for the decline in cash on hand and total debt outstanding were payments of $62.0 million in the first quarter of 2007 to pay-off the line of credit and $25 million in the second quarter of 2007 to pay the annual installment related to the company’s senior long-term debt. Cash also decreased as a result of the share repurchase program that the board of directors approved on July 11, 2007. During the third quarter of 2007 the company repurchased approximately $25 million of its common stock outstanding. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

At September 1, 2007, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2007.

Management anticipates that cash flows from operating activities will be positive in the fourth quarter and there will be sufficient cash to fund all fourth quarter cash requirements without the utilization of the line of credit.

During the third quarter of 2007, the company exercised its option to purchase an additional 10 percent ownership interest in the Sekisui-Fuller Japan joint venture from Sekisui Chemical Co., Ltd for $12 million. Subsequent to the end of the third quarter, the $12 million payment was made on September 27, 2007. The additional 10 percent interest increases the company’s ownership in the joint venture from 40 percent to 50 percent, however due to the structure of the joint venture, the company will continue to account for this investment under the equity method.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	As of September 1, 2007	As of September 2, 2006
Net working capital as a percentage of annualized net revenue[1]	13.4%	14.0%
Accounts receivable DSO[2]	53 Days	54 Days
Inventory days on hand[3]	49 Days[6]	51 Days
Year-to-date free cash flow[4]	$80.2 million	$100.8 million
Debt capitalization ratio[5]	16.9%	31.0%

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
[4]

Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid. Management believes this measure is useful in understanding the operating performance of the company and providing insight into the ability of the company to fund such things as debt reduction and acquisitions. This measure may not be consistent with the methodology used by other companies. The following table provides a reconciliation of free cash flow to cash provided by operating activities from continuing operations:

	As of September 1, 2007	As of September 2, 2006
Year-to-date free cash flow	$80.2	$100.8
Purchased property, plant and equipment	15.9	12.6
Dividends paid	11.6	11.0

Net cash provided by operating activities from continuing operations	$107.7	$124.4

[5]	Total debt divided by total debt plus total stockholders’ equity.

The 2007 reduction in net working capital as a percentage of annualized net revenue was driven by a company-wide focus on working capital management as both accounts receivable days sales outstanding and inventory days on hand were reduced in 2007 as compared to 2006.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006
Net cash provided by operating activities from continuing operations	$107.7	$124.4

Income from continuing operations plus depreciation and amortization expense totaled $115.8 million for the first nine months of 2007 as compared to $91.6 million for the first nine months of 2006. Changes in net working capital accounted for a use of cash of $0.2 million and a source of cash of $40.9 million for the first nine months of 2007 and 2006, respectively. Changes in trade accounts payable accounted for a $19.4 million use of cash in 2007 as compared to a $17.8 million source of cash in the first nine months of 2006. Third quarter of 2006 trade payables balance included a temporary increase of approximately $8 million from acquisition-related payables. Cash used for payouts of accrued compensation were $5.0 million more than in 2006 due to the increase in employee incentive payouts in the first quarter of 2007 related to the company’s financial results of 2006.

Cash flows from Investing Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006
Net cash used in investing activities from continuing operations	$(16.5)	$(318.9)

Purchases of property plant and equipment were $15.9 million in the first nine months of 2007 as compared to $12.5 million in the first nine months of 2006. The majority of the capital expenditures in the last two years relate to information technology and process improvement projects. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. The company also received $2.4 million in the first quarter of 2006 from the sale of an adhesives product line in North America. The Roanoke Companies Group, Inc. and Henkel KGaA’s insulating glass sealant acquisitions, as discussed in Note 2 of this report, accounted for $275.3 million and $34.0 million, respectively, of the net cash used in investing activities in the first nine months of 2006.

Cash flows from Financing Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006
Net cash provided by (used in) financing activities from continuing operations	$(107.0)	$149.8

The cash used in financing activities from continuing operations in the first nine months of 2007 included $62 million to pay-off the company’s line of credit and a $25 million annual payment on the company’s long-term debt. In addition, on July 11, 2007, the board of directors authorized a share repurchase program of up to $100 million of the company’s outstanding shares. During the third quarter of 2007 the company repurchased approximately $25 million of its common stock outstanding. Last year’s cash provided by financing activities from continuing operations was mainly due to the $195 million of new debt that was secured to finance the Roanoke acquisition. Cash generated from the exercise of stock options was $13.4 million in the first nine months of 2007, compared to $15.0 million in the first nine months of 2006. Cash dividends paid on common stock were $11.6 million and $11.0 million in the first nine months of 2007 and 2006, respectively.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
(In millions)	September 1, 2007	September 2, 2006
Cash provided by (used in) operating activities of discontinued operations	$(24.6)	$5.0

Cash used in operating activities of discontinued operations represents the cash used in the operations of the powder coatings business. Cash used in the operating activities of discontinued operations in the first nine months of 2007 is primarily comprised of income tax payments made in conjunction with the gain on disposal of the powder coatings business and closing cost payments made associated with selling the business. The related costs were recorded in the fourth quarter of 2006.

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

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of September 1, 2007 would be approximately $0.8 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 53 percent of net revenue was generated outside of the United States in the first nine months of 2007. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2007, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.7 million.

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

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and interim chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and interim chief financial officer concluded that, as of September 1, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Environmental Matters. From time to time, the company is identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In many of these matters, the company has entered into participation agreements, consent decrees or tolling agreements. One of these environmental matters involves the investigation and remediation of environmental contamination at the company’s Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of September 1, 2007, $1.4 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Once the full scope of any necessary remediation is determined, the company may be required to record additional liabilities related to investigation and/or remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of September 1, 2007, the company had reserved $3.0 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of September 1, 2007, the company’s subsidiary was a defendant in approximately 17 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

During the quarter ended June 3, 2006, the company entered into agreements to settle numerous EIFS-related lawsuits and claims, including a lawsuit involving up to 186 homes. In total, the company paid $5.0 million in settlement of these lawsuits and claims, of which insurers have paid $1.0 million and are expected to pay an additional $0.5 million. As of September 1, 2007, the company had recorded $1.1 million for the probable EIFS-related liabilities and $0.8 million for insurance recoveries, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended September 1, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of period	29	75
New lawsuits and claims asserted	5	9
Lawsuits and claims settled	(10)	(55)
Lawsuits and claims dismissed/resolved	(7)	—

Lawsuits and claims at end of period	17	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(In thousands)	39 Weeks Ended September 1, 2007	Year Ended December 2, 2006
Settlements reached	$227	$5,989
Defense costs incurred	$349	$2,507
Insurance payments received or expected to be received	$1,081	$3,492

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

The company and/or its subsidiaries have been named as defendants in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in these cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

During the year ended December 2, 2006, the company settled five asbestos-related lawsuits, totaling $0.6 million. The company’s insurers have paid or are expected to pay $0.4 million of these settlement amounts. During the first nine months of 2007 the company settled six asbestos-related lawsuits for $0.4 million. The company’s insurers have paid or are expected to pay $0.3 million of that amount.

The company does not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against the company because relatively few of these lawsuits are known to involve exposure to asbestos-containing products made by the company. Rather, the company believes it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of September 1, 2007, the company had $0.4 million accrued for probable liabilities and $0.2 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of new claims filed, the average cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

This Form 10-Q contains forward-looking statements concerning the company’s future programs, products, revenues, expenses, liquidity and cash needs as well as its plans and strategies. These forward-looking statements are based on current expectations and the company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006. There have been no material changes in the risk factors disclosed by the company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 2, 2006.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the 13 weeks ended September 1, 2007:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
June 3, 2007 – July 7, 2007	4,561	$30.67	—	N/A

July 8, 2007 – August 4, 2007	304,200	$27.31	304,200	$91,693

August 5, 2007 – September 1, 2007	616,589	$27.07	616,589	$75,000

Total	925,350	$27.17	920,789	$75,000

Repurchases of common stock are made to support the company’s stock-based employee compensation plans and for other corporate purposes. On July 11, 2007, the board of directors authorized a share repurchase program of up to $100 million of the company’s outstanding common shares. Under the program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the program is expected to be cash held in the United States but alternative sources of funds may also be used. The timing of such repurchases will depend on price, market conditions and applicable regulatory requirements. The program does not require the company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of September 1, 2007 approximately $75 million remains authorized to repurchase shares.

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above, and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock awarded by the company to employees. There were 4,561 shares withheld in the quarter to satisfy employee tax withholdings.

Item 6.

Exhibits

10.1	Form of Change In Control Agreement between H.B. Fuller Company and each of its executive officers

12	Computation of Ratios

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James C. McCreary, Jr.

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James C. McCreary, Jr.

Lean Six SigmaSM is a registered service mark of The George Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: October 5, 2007	/s/ James C. McCreary, Jr.
James C. McCreary, Jr.
Vice President, Controller and Interim Chief Financial Officer

Exhibit Index

Exhibits

10.1	Form of Change In Control Agreement between H.B. Fuller Company and each of its executive officers

12	Computation of Ratios

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James C. McCreary, Jr.

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James C. McCreary, Jr.