Form 10-K
period 2007-12-01
FULLER H B CO
filed 2008-01-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 2, 2007 was approximately $1,650,187,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $27.26 on such date).

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, was 57,507,237 as of January 23, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 3, 2008.

H.B. FULLER COMPANY

2007 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 32 countries in North America, Europe, Latin America and the Asia Pacific region. The business is reported in four regional operating segments: North America, Europe, Latin America and Asia Pacific The North America segment accounted for 48 percent of 2007 net revenue. Europe, Latin America and Asia Pacific accounted for 29 percent, 15 percent and 8 percent, respectively.

Segment Information.    The largest business component of each of the operating segments is adhesives. The adhesives business components produce and supply industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), converting (packaging, corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), and footwear.

The North America operating segment also produces and supplies specialty product lines for ceramic tile applications, HVAC insulation, specialty products and consulting for packaging solutions and products used in insulating glass applications.

The Europe operating segment includes adhesives and products used in insulating glass applications. In 2008, the insulating glass business component will be fully integrated with the adhesives component in Europe and therefore, the Europe operating segment will consist of a single business component.

The Latin America operating segment includes adhesives and a liquid paints business component that produces and supplies paint through a variety of distribution channels in Central America.

The Asia Pacific operating segment includes adhesives and a consumer business component that includes adhesives, sealants and coatings for construction, craftsman and do-it-yourself markets.

Management evaluates operating segment performance based on operating income which is defined as gross profit minus selling, general and administrative expenses (“SG&A”). Corporate expenses are fully allocated to the operating segments, except for $12.3 million of charges in 2006 related to the Separation Agreement entered into with the former CEO on November 20, 2006. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

Financial Information with respect to the company’s segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

Non-U.S. Operations.    The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2007, the company had sales offices and manufacturing plants in 15 countries outside the United States and satellite sales offices in another 16 countries.

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

Customers.    Of the $1,400.3 million net revenue to unaffiliated customers in 2007, $663.7 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog.    Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at December 1, 2007, December 2, 2006 or December 3, 2005.

Raw Materials.    The principal raw materials used include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. The company generally avoids sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain key feedstocks (such as ethylene and propylene), some of their derivatives, several polymers and other petroleum derivatives such as waxes.

The substitution of key raw materials requires the company to identify new supply sources, reformulate, retest and may require seeking re-approval from customers using those products.

The majority of the company’s raw materials are petroleum/natural gas based derivatives. Under normal conditions, all of these raw materials are generally available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials; however, supply and demand pressures also have a significant impact.

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

The company owns numerous trademarks and service marks in various countries. Trademarks, such as Advantra®, Adalis®, Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIM™ Adhesive, Rakoll®, Tile Perfect® and ChapCo® are important in marketing products. Many of the company’s trademarks and service marks are registered.

Research and Development.    The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $16.9 million, $15.9 million and $15.2 million in 2007, 2006 and 2005 respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

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

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $6.7 million, including approximately $2.8 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Employees.    Approximately 3,200 individuals were employed on December 1, 2007, of which approximately 1,200 were in the United States.

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

•

Litigation: The company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter will have a material adverse effect on its long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters. See Item 3. Legal Proceedings for a discussion of current litigation.

•

Environmental: The company is subject to numerous environmental laws and regulations that impose various environmental controls on the company or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. Expenditures related to environmental matters have not had, and, based on currently available information, are not expected to have, a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters. See Item 3. Legal Proceedings for a discussion of current environmental matters.

•

Additional factors that could affect future results include: (i) economic matters over which the company has no control, including changes in inflation, tax rates, and interest rates; (ii) changes in fiscal, governmental and other regulatory policies; (iii) the loss or insolvency of a major customer or distributor; (iv) natural or manmade disasters (including material acts of terrorism or hostilities that impact the company’s markets); (v) loss of, or changes in, executive management; and (vi) changes in accounting standards that are adverse to the company. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. Manufacturing operations are carried out at 16 plants located throughout the United States and at 17 plants located in 15 other countries. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of the company’s manufacturing plants as of December 1, 2007:

U.S. :		Non-U.S. :
Region	Manufacturing Sq Ft	Region	Manufacturing Sq Ft
United States		Asia Pacific
California - Roseville	82,202	Australia - Dandenong South, VIC	71,280
Florida - Gainesville	6,800	Republic of China - Huangpu Guangzhou [1]	68,380
Georgia - Covington	73,500	Philippines - Laguna	10,759

- Dalton	72,000	Asia Pacific Total	150,419
- Tucker	69,000
Illinois - Aurora	149,000	Europe
- Palatine	55,000	Austria - Wels	66,500
Kentucky - Paducah	252,500	Germany - Lueneburg	64,249
Michigan - Grand Rapids	65,689	- Nienburg	139,248
Minnesota - Fridley	15,850	Italy - Borgolavezzaro, (No)	24,219
- Vadnais Heights	53,145	Portugal - Porto	90,193
Missouri - St. Louis [2]	21,000	United Kingdom - Dukinfield, Cheshire	17,465

New Jersey - Edison [1]	5,000	Europe Total	401,874
- Edison [2]	38,500
Ohio - Blue Ash	102,000	Latin America
Texas - Houston	11,000	Argentina - Buenos Aires	10,367
- Mesquite	25,000	Brazil - Sorocaba, SP [2]	7,535
Washington - Vancouver	35,768	Chile - Maipu, Santiago	64,099

Total U.S.	1,132,954	Colombia - Itagui, Antioquia [1]	7,800
		Costa Rica - Alajuela	4,993
		Costa Rica - Alto de Ochomogo Cartago	167,199
		Honduras - San Pedro Sula	23,346
		Republic of Panama - Tocumen
		Panama	30,588

		Latin America Total	315,927

		North America (Non-U.S.)
		Canada - Boucherville, QC	36,500

		North America (Non-U.S.) Total	36,500

Total U.S. and Non–U.S.	2,037,674	Total Non U.S.	904,720

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

Environmental Matters.    From time to time, the company is identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation and remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of December 1, 2007, $2.0 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of December 1, 2007, the company had reserved $3.6 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future environmental matters impacting the company. While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Other Legal Proceedings.    From time to time and in the ordinary course of business, the company is a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the EIFS and asbestos litigation described in the following paragraphs, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters.

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of December 1, 2007, the company’s subsidiary was a defendant in approximately 15 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of December 1, 2007, the company had recorded $1.1 million for the probable EIFS-related liabilities and $0.3 million for insurance recoveries, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

EIFS-related liabilities include amounts for pending lawsuits and claims as well as unasserted claims. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued for the unasserted claims are based primarily on historical experience. Because of the many uncertainties involved with litigation, management has concluded that it is not possible to estimate a range of loss, if any, that would exceed the historical experience-based accrual.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended December 1, 2007	Year Ended December 2, 2006	Year Ended December 3, 2005
Lawsuits and claims at beginning of year	29	75	94
New lawsuits and claims asserted	5	9	29
Lawsuits and claims settled	(11)	(55)	(40)
Lawsuits and claims dismissed	(8)	—	(8)

Lawsuits and claims at end of year	15	29	75

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(in thousands)	Year Ended December 1, 2007	Year Ended December 2, 2006	Year Ended December 3, 2005
Settlements reached	$283	$5,989	$2,618
Defense costs incurred	$843	$2,507	$3,324
Insurance payments received or expected to be received	$580	$3,492	$2,276

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

Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party has continued to defend and pay settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company. As discussed below, during the fourth quarter of 2007, the company and a group of other defendants, including the third party obligated to indemnify the company against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

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

During the year ended December 1, 2007, the company settled six asbestos-related lawsuits for $0.4 million. The company’s insurers have paid or are expected to pay $0.3 million of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4.6 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1.5 million based on a probable liability of $4.6 million. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4.3 million and recorded a receivable of $1.4 million.

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

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 1, 2007, the company had $4.3 million accrued for probable liabilities and $1.4 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, the company cannot reasonably estimate the cost of resolving pending and future asbestos-related claims against the company. Based on currently available information, the company does not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the company’s results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, the company and its subsidiaries are involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the quarter ended December 1, 2007

Executive Officers of the Registrant

The following table shows the name, age and business experience of the executive officers as of January 15, 2008 for the past five years. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
Michele Volpi	43	President and Chief Executive Officer Group President, General Manager, Global Adhesives Global SBU Manager, Assembly General Manager, Marketing, General Electric Company	December 2006-Present December 2004-December 2006 June 2002-December 2004 1999-2002

Fabrizio Corradini	41	Vice President and Chief Strategy Officer Venture Capital Officer, European Investment Fund Head of International Corporate Development, Sanpaolo IMI Group Director, T.H. Lee Putnam Ventures	July 2007-Present 2005-2007 2003-2005 2000-2002

Kevin M. Gilligan	41	Vice President, Asia Pacific Group Vice President, General Manager, H.B. Fuller Window Operations Director, North America Adhesives E-Business Director	March 2007-Present December 2004-March 2007 December 2002-December 2004 May 2001-December 2002

Timothy J. Keenan	50

Vice President, General Counsel and Corporate Secretary

General Counsel and Corporate Secretary

Deputy General Counsel, Assistant Corporate Secretary

Senior Attorney and Assistant Secretary, International Multifoods Corporation

			December 2006-Present December 2005-December 2006 August 2004-December 2005 1991-2004

James C. McCreary, Jr.	51	Vice President, Corporate Controller Interim Chief Financial Officer, Vice President and Corporate Controller	February 2007-Present November 2000-February 2007

Monica Moretti	38

Vice President, Chief Marketing Officer

Group Vice President, Global Marketing & Technology

Global Business Unit Manager, Assembly

Regional Business Unit Manager, Assembly North America

Global Marketing Manager, Assembly

Emerging Markets Manager, Global High Performance Products, Plastics, General Electric Company

			March 2007-Present December 2005-March 2007 January 2005-December 2005 January 2004-December 2004 January 2003-December 2003 2002

Johannes BF Muller	47	Vice President, Europe Group Vice President, Europe Senior Vice President, Business Papers M-real Business Director DSM Structure Resins, DSM	March 2007-Present May 2006-March 2007 2003-2006 1999-2002

Name	Age	Positions	Period Served

Ann B. Parriott	49	Vice President, Human Resources Vice President, Applied Global Services, Applied Materials, Inc. Human Resources Manager, Intel Corporation People Systems Manager, Intel Corporation	January 2006-Present 2004-2006 2002-2003 2000-2002

Jay T. Scripter	45	Vice President, North America General Manager, EFTEC North America LLC Operations Manager, North America Regional Director, Hutting Building Products	March 2007-Present October 2005-March 2007 June 2003-October 2005 2002-2003

Ramon Tico Farre	44

Vice President, Latin America

Regional Group Vice President, Global Adhesives, Latin America

Core Business Manager, GE Silicones Europe, General Electric Company

DC Freight Locomotive Product Manager, GE Transportation Systems, General Electric

			March 2007-Present October 2005-March 2007 2003-2005 2002-2003

The Board of Directors elects the executive officers annually.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of December 1, 2007, there were 2,693 common shareholders of record for the company’s Common Stock. The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters. Amounts have been adjusted to reflect the July 2006 2-for-1 stock split.

	High and Low Sales Price				Dividends (Per Share)
	2007		2006
	High	Low	High	Low	2007	2006
First quarter	$29.88	$20.66	$20.96	$15.60	$0.06250	$0.06125
Second quarter	28.97	23.99	28.00	19.94	0.06450	0.06250
Third quarter	31.53	25.07	25.08	18.11	0.06450	0.06250
Fourth quarter	31.50	24.03	28.25	18.50	0.06450	0.06250
Year	31.53	20.66	28.25	15.60	0.25600	0.24875

There are no significant contractual restrictions on the company’s ability to declare or pay dividends.

The annual meeting of shareholders will be held on Thursday, April 3, 2008, at 2 p.m., central time, at the company’s corporate headquarters at 1200 Willow Lake Boulevard, St. Paul, MN. All shareholders are cordially invited to attend.

Issuer Purchases of Equity Securities

Information on the company’s purchases of equity securities during the quarter follows:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
September 2, 2007 – October 6, 2007	52	$26.60	—	$75,000
October 7, 2007 – November 3, 2007	1,274,103	$29.02	1,274,101	$38,032
November 4, 2007 – December 1, 2007	1,359,382	$27.94	1,359,382	$53

Repurchases of common stock are made to support the company’s stock-based employee compensation plans and for other corporate purposes. On July 11, 2007, the board of directors authorized a share repurchase program of up to $100 million of the company’s outstanding common shares. Under the program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The source of funding for the program is cash held in the United States. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. In the fourth quarter of 2007, 2,633,483 shares were repurchased under the program and approximately $53 thousand remained authorized to repurchase shares. In the first quarter of 2008, the remaining $53 thousand in shares were repurchased and the share repurchase program was completed.

1	The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above, and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock awarded by the company to employees. There were 54 shares withheld in the quarter to satisfy employee tax withholdings.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the company’s common stock for the last five fiscal years with cumulative total return on the S&P 500 Index, S&P SmallCap 600 Index, Dow Jones U.S. Specialty Chemicals Index and the peer group index described below. This graph assumes a $100 investment in each of H.B Fuller, the S&P 500 Index, the S&P SmallCap 600 Index, the Dow Jones U.S. Specialty Chemicals Index and the peer group index at the close of trading on November 30, 2002, and also assumes the reinvestment of all dividends.

The peer group represented in the line graph above includes the following 19 publicly traded companies: 3M Company, A. Schulman, Inc., Air Products and Chemicals, Inc., Albemarle Corporation, Arch Chemicals, Inc., Avery Dennison Corporation, Bemis Company, Inc., Cabot Corporation, Cambrex Corporation, Ecolab Inc., Ferro Corporation, Hercules Incorporated, Lubrizol Corporation, PolyOne Corporation, Praxair, Inc., Rohm & Haas Company, RPM International, Inc., Stepan Company and Valspar Corporation. From time to time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences. In prior years the company used the companies within the peer group index to benchmark performance in connection with the company’s performance unit awards. Because the company no longer awards performance units, management does not intend to include the peer group index in the company’s shareholder return graph next year. In addition, because H.B. Fuller is not a company within the S&P 500 Index, management intends to replace the S&P 500 Index with the Dow Jones U.S. Specialty Chemicals Index as management believes the Dow Jones U.S. Specialty Chemicals Index will provide more meaningful comparisons of stock performance. The Dow Jones U.S. Specialty Chemicals Index has been included in the graph above.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2007[1]	2006[1,2]	2005[1,2,3]	2004[1,2]	2003[1,2]
Net revenue	$1,400,258	$1,386,108	$1,329,647	$1,230,755	$1,123,321
Income from continuing operations before cumulative effect of accounting change	$101,144	$72,701	$53,183	$26,101	$32,929
Percent of net revenue	7.2	5.2	4.0	2.1	2.9
Total assets	$1,364,602	$1,478,471	$1,107,557	$1,135,359	$1,007,588
Long-term debt, excluding current installments	$137,000	$224,000	$112,001	$138,149	$161,047
Stockholders’ equity	$798,993	$777,792	$587,085	$555,460	$511,508

Per Common Share:
Income from continuing operations before cumulative effect of accounting change:
Basic	$1.69	$1.24	$0.93	$0.46	$0.58
Diluted	$1.66	$1.21	$0.91	$0.45	$0.57
Dividends declared and paid	$0.2560	$0.2488	$0.2413	$0.2288	$0.2238
Book value	$13.91	$12.98	$10.06	$9.70	$8.99
Number of employees	3,234	3,574	3,603	4,072	4,039

1	All amounts have been adjusted for removal of discontinued operations (see Note 2 to the Consolidated Financial Statements).

2	All amounts have been adjusted for: a) the July 2006 2-for-1 stock split (see Note 1 to the Consolidated Financial Statements) and b) reclassifications associated with the adoptions of SFAS 123R (see Note 3 to the Consolidated Financial Statements), which required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

3	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global manufacturer and marketer of adhesives and other specialty chemical products. The company is managed through four regional operating segments – North America, Europe, Latin America and Asia Pacific. This represents a change in 2007 from the previous structure of having two operating segments – Global Adhesives and Full-Valu/Specialty. Reasons for realigning to the regional structure were to improve the speed of execution on strategic initiatives, to share best practices across businesses and to focus more closely on the customer.

The largest business component in each of the regional segments is adhesives. Each of the four regions manufactures and supplies adhesives products in the assembly, converting, nonwoven and footwear categories as described below.

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

Product lines that were previously managed through the Full-Valu/Specialty segment are described below.

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

Tile Perfect® products, which includes pre-mixed grouts, mortars and other products largely targeted to the retail home improvement marketplace.

Insulating Glass	Offers products and expertise in the assembly of insulating glass and windows in North American, European and Asian markets.

Packaging Solutions	Provides consulting and innovative solutions for corrugated and folding carton packaging and engineered wood industries.

Paints	A portfolio of liquid paints brands for interior, exterior, architectural, automotive, marine and industrial applications in Central America. Brands include Protecto® and Glidden®.

Consumer	Adhesives, sealants and coatings for construction, craftsman and do-it-yourself markets.

These product lines now are reported as business components under the regional segments as follows:

Specialty Construction – North America

Insulating Glass – North America and Europe

Packaging Solutions – North America

Paints – Latin America

Consumer – Asia Pacific

In 2008 the insulating glass component in Europe will be fully integrated with the adhesives component, therefore the European segment will consist of a single business component.

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

The company purchases thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 70 percent of its cost of sales accounted for by raw materials, the company’s financial results are extremely sensitive to changing costs in this area. In addition to the impact from commodity prices, supply and demand issues of raw materials also have a significant impact on the company’s costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as the hurricanes in the U.S. in 2005, also can have an impact as key raw material producers were shut down for extended periods of time. Management continually monitors areas such as capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect its raw materials.

In 2007 the company generated 44 percent of its revenue in the U.S. and 29 percent in Europe. The pace of economic growth in these areas directly impacts certain industries to which the company supplies products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the economic activity. In business components such as specialty construction and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, the company’s revenues and costs become higher as the foreign currency-denominated financial statements translate into more dollars. The fluctuation of the euro against the U.S. dollar has the most significant impact as compared to all other currencies. In 2007, the currency fluctuations had a significant impact on the company’s financial results as the U.S. dollar weakened against all major currencies. Net revenue increased nearly $40 million, or 2.9 percent, in 2007 due to the weakness of the U.S. dollar. The estimated impact on earnings per share was an increase of $0.06 – $0.07 as compared to 2006.

During 2007, the company continued with its strategy that began in 2005 to reposition its product lines to focus on more value-added solutions for the customers. Disciplined selling price management has been key to successfully implementing this strategy. As part of this strategy, the company has reduced its sales volume in certain low margin businesses that are based primarily on selling price. This strategy has been the catalyst for the increases in the gross profit margin from 27.6 percent in 2005 to 29.3 percent in 2006 and to 29.9 percent in 2007.

In November 2007, the company divested its automotive business to its former joint venture partner, EMS Chemie. With less than twenty percent gross margin and de minimus operating margin, the automotive joint venture was not meeting management’s return on invested capital requirements. The transaction resulted in a pretax gain on sale of $7.6 million; however due to the structure of the transaction, the after-tax effect on net income for 2007 was a loss of $6.2 million. The financial statements for all periods presented in this report reflect the results of the automotive business, including the loss on the sale, as discontinued operations. See Note 2 to the Consolidated Financial Statements for more details.

Financial highlights for 2007 included the following:

•	Income from continuing operations before cumulative effect of accounting change increased 39.1 percent from 2006 to $101.1 million.

•	Diluted earnings per share from continuing operations before accounting change increased 37.1 percent to $1.66 per share.

•	Selling, general and administrative (SG&A) expenses as a percent of net revenue were 19.7 percent as compared to 21.4 percent in 2006.

•	Strong cash position allowed for the repayment of $87,000 of long-term debt, lowering interest expense by more than $4.0 million in 2007 as compared to 2006.

Several reasons for the improved profitability in 2007 are discussed below in ‘Results of Operations’, but some of the most significant were the continuation of the product line repositioning strategy, productivity improvements realized from various Lean Six SigmaSM projects, and overall cost reductions throughout the organization. The 2006 results included $12.3 million ($7.5 million after tax) of charges in SG&A expenses related to the separation agreement with the company’s former Chief Executive Officer.

The Lean Six SigmaSM methodology continues to be a key initiative for the company. The methodology combines two powerful business improvement models – Lean, which focuses on the elimination of waste and Six Sigma, which is a customer-driven methodology focused on reducing variation in business processes. Projects and initiatives are run by individuals trained in project management disciplines that enable cross-functional teams of associates to make fact-based decisions and implement solutions on a companywide basis.

The company’s fiscal year ends on the Saturday closest to November 30. Once in every five or six years, the fiscal year is 53 weeks instead of 52. Fiscal 2005 was a 53-week year. In reviewing the 2006 financial results as compared to 2005, the estimated impact of one less week in 2006 resulted in a decrease in net revenue of $27 million or 2.0 percent and a decrease in net income of approximately $2.1 million or $0.04 per share.

2008 Outlook

The biggest concerns going into 2008 relate to the global economy, especially the housing and construction-related markets in the U.S. Management’s expectation is that the economic situation in the U.S. will worsen further before starting to recover in the second half of the year. From a net revenue perspective, the expectation is that revenue growth will turn positive in the second half of the year as the economy improves. Regarding raw materials, prices increased in the fourth quarter of 2007 as energy prices again hit record levels. Several announcements of price increases in the first quarter of 2008 have been received, especially for materials used in hot melt adhesives. The slowing economy in the U.S. may relieve some pressure on the tight supply of certain materials and possibly offset some of the impact from high energy prices. Management is committed to managing selling prices so that increases in raw material costs are duly recovered.

2008 will be the first full year of the new regional realignment. In 2007, new management organizations were put in place in each region and the full benefits of 2007 actions will be realized in 2008. The balance sheet is in a strong cash position as of December 1, 2007 with $246 million of cash and cash equivalents and $173 million of total debt. The company has borrowing capacity to support a significant level of merger and acquisition activity. Management continuously evaluates potential opportunities.

With the new organization in place, the business portfolio streamlined with the divestiture of the automotive business and a strong balance sheet, management is committed to deliver solid financial results in 2008, in spite of the difficult economic conditions.

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

Pension and Other Postretirement Plan Assumptions:    The company sponsors defined-benefit pension plans in both U.S. and foreign entities. Also in the U.S. the company sponsors other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on management’s assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. The annual measurement date for these assumptions is August 31. Note 10 to the Consolidated Financial Statements includes disclosure of these assumptions for both the non-U.S. and U.S. plans.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate in the U.S. was 6.25 percent at August 31, 2007 as compared to 6.0 percent at August 31, 2006 and 5.5 percent at August 31, 2005. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense approximately $0.8 million (pretax). Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The current investment mix in the U.S. portfolios is primarily in U.S. equities. The company has used an expected return on assets assumption for the U.S. portfolio of 9.75 percent from 2002 – 2005. This rate was used in calculating the expenses for 2005 and 2006. For 2007, the company used a rate of 9.00 percent due to the reallocation of the portfolio assets to include a component of fixed income securities. The company will also use 9.00 percent to calculate the 2008 U.S. pension expense. A change of 0.5 percentage points for the expected return on assets assumption impacts U.S. net pension and other postretirement plan expense (pretax) by approximately $1.6 million. Expected return on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.22 percent for 2007, 4.24 percent for 2006 and 4.02 percent in the prior three years.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. As of December 1, 2007, the company’s balance sheet included approximately $185 million of goodwill. The goodwill is primarily included in the North America operating segment.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations in 2007 confirmed that the fair value of the reporting units exceeded the net asset carrying values for all reporting units.

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

Recoverability of Long-Lived Assets:    The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume; prices; inflation, currency exchange, and tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed.

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

The company has identified certain facilities for which it has plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos or has plans or expectation of plans to exit a facility. In addition, the company has determined that all facilities have some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, the company applies certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the reliance on third-party asbestos abatement specialists to estimate the costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.

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

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. The company has recorded $3.6 million for environmental investigation and remediation liabilities, including $2.0 million for environmental remediation and monitoring activities at its Sorocaba, Brazil facility. In the EIFS litigation involving primarily single-family homes, $1.1 million for the potential liabilities and $0.3 million for potential insurance recoveries were accrued. The company also has accrued $4.3 million for potential liabilities and $1.4 million for potential insurance recoveries related to asbestos litigation. A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, management does not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At December 1, 2007, the valuation allowance to reduce deferred tax assets totaled $8.4 million.

Results of Operations:    2007 Compared to 2006 and 2005

Net Revenue:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Net revenue	$1,400.3	$1,386.1	$1,329.6	1.0%	4.2%

Net revenue in 2007 of $1,400.3 million increased $14.2 million or 1.0 percent from the 2006 net revenue of $1,386.1 million. The 2006 net revenue was $56.5 million or 4.2 percent above the net revenue of $1,329.6 million in 2005. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2007 vs 2006	2006 vs 2005
Product Pricing	2.8%	7.0%
Sales Volume	(8.4)%	(7.6)%
Acquisitions/Divestitures	3.7%	4.9%
Currency	2.9%	(0.1)%

Total	1.0%	4.2%

Net revenue decreases in 2007 resulting from lower volumes were most prevalent in North America as the U.S. housing and construction markets experienced significant slowdowns as compared to 2006. Increases in 2007 resulting from product pricing were mostly due to price increases implemented in the second half of 2006. Selling prices did not vary as much in 2007 as raw material costs were more stable in 2007 as compared to 2006. The impact on net revenue of having one less week in 2006 as compared to 2005 accounted for a net revenue decrease of approximately 2.0 percentage points and it was primarily related to volume. The 2006 increase in selling prices and the decrease in sales volume was consistent with the company’s continuing strategy to reposition its product lines to focus on areas that have the highest value to the customer and likewise generate the highest returns. The net revenue increase of 4.9 percent in 2006 resulting from acquisitions/divestitures was primarily due to the Roanoke acquisition in North America and the insulating glass acquisition in Europe.

Cost of Sales:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Cost of sales	$981.6	$979.7	$962.2	0.2%	1.8%
Percent of net revenue	70.1%	70.7%	72.4%

The cost of sales was relatively flat with 2006. Decreases in cost of sales due to the 8.4 percent reduction in sales volume were offset by increases due to the impact of stronger foreign currencies and also having the Roanoke and European insulating glass acquisitions for a full year in 2007 as compared to a partial year in 2006. Raw material prices were relatively stable for the first two quarters of the year; however they did increase in the third and fourth quarters as prices of crude oil and derivatives continued to rise.

The 2006 cost of sales increased 1.8 percent as compared to 2005. Raw material cost increases of approximately 7 percent for the year were offset by reduced sales volume of 7.6 percent. High energy prices, tight supply and natural disasters all contributed to the increases in raw material costs in 2006. The three acquisitions closed in

2006 also contributed to the increased cost of sales in 2006 as compared to 2005. Productivity improvements in the production facilities resulted in reduced manufacturing and overhead costs in 2006.

Gross Profit Margin:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Gross Profit	$418.7	$406.4	$367.4	3.0%	10.6%
Percent of net revenue	29.9%	29.3%	27.6%

The gross profit margin was 29.9 percent in 2007 as compared to 29.3 percent in 2006 and 27.6 percent in 2005. Disciplined management of selling prices and the company’s strategy of repositioning its product lines to more value-added applications were the key reasons for the margin improvement in both 2007 and 2006.

Selling, General and Administrative (SG&A) Expenses:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
SG&A	$275.9	$296.9	$289.0	(7.1%)	2.7%
Percent of net revenue	19.7%	21.4%	21.7%

SG&A expenses continued to improve in 2007 as a percent of net revenue. The SG&A expenses in 2007 were lower than 2006 in spite of increases due to the effects of foreign currencies as well as having the 2006 acquisitions in place for the full year. The charges of $12.3 million related to the CEO separation agreement added 0.9 percentage points to the 2006 SG&A expense percent of net revenue. The new organization realignment implemented in the second quarter of 2007 contributed to efficiencies realized in the SG&A areas. Functions that were previously duplicated in the regions were centralized and streamlined as a result of the regional realignment. Employee census in SG&A functions was 1,622 at December 1, 2007 as compared to 1,745 at December 2, 2006; a decrease of 7.0 percent.

In additions to the CEO separation agreement mentioned above, the 2006 expenses also included over $14 million of SG&A expenses resulting from the acquisitions made during the year and $3.6 million from the expensing of stock options in accordance with the adoption of SFAS 123R. Reductions in SG&A expenses as compared to 2005 resulted from strict cost controls and productivity improvements resulting from Lean Six SigmaSM projects.

Gains from Sales of Assets:

(In millions)	2007	2006	2005
Gains from sales of assets	$0.3	$1.1	$7.1

There were no significant asset sales in 2007 other than the divestiture of the automotive joint venture which is included in discontinued operations. The most significant transaction in 2006 was the sale of a minor adhesives product line and associated assets in North America that resulted in a gain of $0.6 million. The 2005 amount included a $4.7 million gain that resulted from the sale of 20 percent of the company’s China subsidiaries to Sekisui Chemical. The 2005 amount also included a $1.7 million gain related to the sale of a European facility that had been closed as part of a previous restructuring initiative.

Other Income(Expense), net:

(In millions)	2007	2006	2005
Other income (expense), net	$6.5	$0.4	$0.2

Interest income was the most significant component of other income(expense), net for all three years presented. Interest income was $6.6 million, $3.5 million and $2.2 million in 2007, 2006 and 2005, respectively. The increase in interest income was a direct result of the company’s year-over-year increase in the average balances of cash and cash equivalents. Foreign currency transaction and remeasurement gains and losses were losses of $1.2 million, $1.5 million and $1.2 million in 2007, 2006 and 2005, respectively. The amortization expense related to affordable housing investments in the U.S. accounted for $0.8 million of expense in 2007 as compared to $1.7 million 2006. The amortization expense was $2.9 million in 2005. The declining expense in 2007 and 2006 was due to these investments nearing the end of the amortization period as the affordable housing tax credits reduce. The 2007 other income(expense), net included a $1.0 million gain related to the liquidation of the company’s former adhesives entity in Japan.

Interest Expense:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Interest expense	$12.7	$17.0	$12.3	(25.0%)	37.4%

The reduced interest expense in 2007 as compared to 2006 resulted primarily from a $62 million repayment of a line of credit in the first quarter and the $25 million repayment of private placement debt at the start of the third quarter of 2007. The increase in 2006 as compared to 2005 was mainly due to the increase in debt associated with the Roanoke acquisition made in the second quarter of 2006.

Income Taxes:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Income taxes	$37.7	$22.1	$20.8	71.0%	6.1%
Effective tax rate	27.5%	23.5%	28.3%

The increase in the 2007 effective rate as compared to 2006 was primarily due to an increase in the effective rate on pretax earnings generated in the U.S. This was the result of a combination of several items, including the impact of a tax law change and reduced tax credits. Included in the 2007 income tax expense were discrete benefits of $1.5 million relating primarily to withholding tax refunds and the impact of the reduction in the German income tax rate.

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

Minority Interests in (Income) Loss of Subsidiaries:

(In millions)	2007	2006	2005
Minority interests in (income) loss of subsidiaries	$—	($0.3)	($0.1)

Minority interests in (income) loss of subsidiaries relates to the 20 percent holding that Sekisui Chemical has in the company’s China entities. The increases and decreases result from the changes in the net income of the China entities.

Income from Equity Investments:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Income from equity investments	$1.9	$1.0	$0.7	92.9%	43.9%

The company increased its ownership in the Sekisui-Fuller joint venture in Japan from 40 percent to 50 percent during 2007. The increased ownership percentage and increased net income of the joint venture resulted in the

$0.9 million improvement in 2007 as compared to 2006. The improvement in 2006 versus 2005 was also due to increased earnings of the joint venture.

Income from Continuing Operations:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Income from continuing operations before cumulative effect of accounting change	$101.1	$72.7	$53.2	39.1%	36.7%
Percent of Revenue	7.2%	5.2%	4.0%

The earnings improvement in 2007 as compared to 2006 resulted significantly from disciplined selling price management, efficiencies gained from the organization realignment and overall stringent cost controls. Also contributing to the 2007 profitability increase was that 2006 included $12.3 million of pretax charges ($7.5 million after tax) related to the separation agreement with the former Chief Executive Officer. The company’s management of selling price increases in an environment of rapidly rising raw material costs, the product repositioning strategy and productivity improvements resulting from projects utilizing the Lean Six SigmaSM methodology were the most significant factors in the earnings improvement in 2006 as compared to 2005. The diluted income per share from continuing operations before the cumulative effect of accounting change was $1.66, $1.21 and $0.91 in 2007, 2006 and 2005, respectively.

Income from Discontinued Operations:

(In millions)	2007	2006	2005
Income from discontinued operations	$1.0	$62.3	$8.4

The income from discontinued operations in 2007 was the net income generated by the company’s automotive investments that were divested in November 2007. Included in the $1.0 million was a net loss on the sale of the investments of $6.2 million. The sale resulted in a pretax gain of $7.6 million, however due to the way a portion of the transaction was structured, the gain for tax purposes was significantly higher than the gain for book purposes resulting in $13.8 million of tax expense. The income from discontinued operations of $62.3 million in 2006 included a $50.3 million after-tax gain on the sale of the company’s powder coatings business that was divested on December 1, 2006. The 2006 income from discontinued operations also includes $3.7 million of net income generated by the powder coatings business and $8.2 million of net income from the company’s automotive investments.

The $8.4 million in 2005 consisted of $4.9 million of net income generated by the powder coatings business and $3.5 million from the automotive investments.

Cumulative Effect of Accounting Change:

(In millions)	2007	2006	2005
Cumulative effect of accounting change	$—	($0.7)	$—

On December 2, 2006, the company adopted Financial Accounting Standards Board Interpretation No. 47, “Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 in fiscal year 2006 resulted in a charge of $0.7 million, net of tax of $0.4 million, recorded as the cumulative effect of accounting change in the Consolidated Statements of Income. In conjunction with the adoption, the company recorded conditional asset retirement obligations of $1.4 million as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.

Net Income:

(In millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Net Income	$102.2	$134.2	$61.6	(23.9)%	118.0%
Percent of Revenue	7.3%	9.7%	4.6%

The diluted earnings per share were $1.68, $2.23 and $1.05 in 2007, 2006 and 2005, respectively. The gain on the sale of the powder coatings business of $50.3 million added $0.84 to the 2006 diluted earnings per share.

Operating Segment Results:    2007 Compared to 2006 and 2005

During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The company’s operations are now managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents have been appointed that report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region. Two new executive positions were also created within the management structure: Vice President—Chief Marketing Officer and Vice President—Chief Strategy Officer. The Chief Strategy Officer position was filled in the third quarter of 2007. These positions also report directly to the CEO. These two positions are expected to facilitate the regional execution of corporate strategies. Reasons for realigning to the regional structure are to improve the speed of execution on strategic initiatives, to share best practices across businesses and to focus more closely on the customer.

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

Net Revenue by segment:

(in millions)	2007		2006		2005
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$663.7	48%	$701.4	51%	$669.1	50%
Europe	409.0	29%	358.5	26%	328.2	25%
Latin America	215.1	15%	221.6	16%	210.7	16%
Asia Pacific	112.5	8%	104.6	7%	121.6	9%

Total	$1,400.3	100%	$1,386.1	100%	$1,329.6	100%

Operating Income by segment:

(in millions)	2007		2006		2005
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$83.8	59%	$77.2	70%	$64.0	82%
Europe	41.1	29%	24.9	23%	13.9	18%
Latin America	10.9	7%	13.0	12%	(2.0)	(3)%
Asia Pacific	7.0	5%	6.7	6%	2.5	3%
Corporate	—	—	(12.3)	(11)%	—	—

Total	$142.8	100%	$109.5	100%	$78.4	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before cumulative effect of accounting change and income taxes, as reported on the Consolidated Statements of Income.

(in millions)	2007	2006	2005
Operating income	$142.8	$109.5	$78.4
Gains from sales of assets	0.3	1.1	7.1
Interest expense	(12.7)	(17.0)	(12.3)
Other income, net	6.5	0.4	0.2

Income before income taxes, minority interests and income from equity investments	$136.9	$94.0	$73.4

North America:

The following table shows the net revenue generated from the key components of the North America segment.

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$373.9	$398.1	$420.2	(6.1)%	(5.3)%
Packaging Solutions	54.8	51.5	50.4	6.4%	2.2%
Specialty Construction	174.1	183.9	135.0	(5.3)%	36.3%
Insulating Glass	60.9	67.9	63.5	(10.3)%	6.9%

Total North America	$663.7	$701.4	$669.1	(5.4)%	4.8%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(8.1)%	5.9%	(16.4)%	(10.3)%	(9.5)%
Acquisitions/Divestitures	1.7%	—	11.1%	—	3.9%
Currency	0.3%	0.5%	—	—	0.2%

Total	(6.1)%	6.4%	(5.3)%	(10.3)%	(5.4)%

	2006 vs 2005
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(5.4)%	1.3%	(4.1)%	6.9%	(3.5)%
Acquisitions/Divestitures	(0.6)%	—	40.4%	—	7.8%
Currency	0.7%	0.9%	—	—	0.5%

Total	(5.3)%	2.2%	36.3%	6.9%	4.8%

The following table reflects the operating income by component of the North America operating segment:

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$49.4	$48.5	$35.2	1.9%	37.9%
Packaging Solutions	17.8	14.6	14.9	21.9%	(1.8)%
Specialty Construction	9.7	6.9	3.9	39.8%	74.2%
Insulating Glass	6.9	7.2	10.0	(3.9)%	(28.5)%

Total North America	$83.8	$77.2	$64.0	8.6%	20.5%

Segment profit margin %	12.6%	11.0%	9.6%

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

The North America operating segment consists of the adhesives business that was previously reported under the Global Adhesives operating segment and the packaging solutions, specialty construction and insulating glass components that were previously reported in the Full-Valu/Specialty operating segment.

The net revenue decrease in 2007 of 5.4 percent from 2006 was largely due to sales volume losses in the construction-related markets in the U.S. The insulating glass and specialty construction components were especially hard-hit by the construction slowdown. Selling price increases contributed a positive 3.0 percent to the net revenue variance to 2006. In spite of the difficult economic environment, operating income in North America increased 8.6 percent in 2007 as compared to 2006. Improvements in product mix and disciplined cost controls were the main reasons for the improved profitability. The operating income margin improved from 11.0 percent in 2006 to 12.6 percent in 2007.

In 2006, net revenue increased 4.8 percent as compared to 2005. The Roanoke acquisition was the primary reason for the net revenue increase in 2006. Selling prices increased 8.1 percent in the region in response to rapidly rising raw material costs. Sales volume was down 11.6 percent in 2006 due largely to the company’s repositioning strategy to focus on higher margin markets and product lines. Operating income of $77.2 million was 20.5 percent higher than the $64.0 million recorded in 2005.

Adhesives:    Sales volumes were down 10.7 percent in 2007 as compared to 2006. The slowdown in U.S. housing and other construction end markets had a significant impact on the reduced volume. Selling prices increased 2.6 percent for the year, primarily due to price increases implemented in the second half of 2006. The Carolina Polymers acquisition in the fourth quarter of 2006 contributed 1.7 percent to the 2007 net revenue growth as compared to 2006. Raw material prices were relatively stable for most of the year, with some upward movement in the fourth quarter. Productivity improvements resulting from Lean Six SigmaSM initiatives along with favorable product mix contributed to an improved gross margin. The operating income margin of 13.2 percent was 1.0 percentage points above the 12.2 percent recorded in 2006.

In 2006, the adhesives component recorded a 9.3 percent increase in net revenue due to increases in selling prices, while sales volumes decreased 14.7 percent. The volume reductions were primarily due to the product repositioning strategy to focus on more value-added solutions for customers. Operating income increased nearly 38 percent in 2006 as compared to 2005 primarily due to improved gross margins resulting from the product repositioning strategy as well efficiencies gained from Lean Six SigmaSM projects and overall tight cost control.

Packaging Solutions:    The packaging solutions component was the only North American component to record volume growth in 2007. The volume was up primarily due to increased market share at large, existing customers as well as from new customer applications. The higher volume contributed to a higher gross margin that, combined with reduced SG&A expenses, resulted in an operating income improvement of 21.9 percent in 2007 versus 2006. The 2007 SG&A expenses included a $0.7 million credit related to a favorable legal settlement.

In 2006, the packaging solutions component experienced sales volume reductions as compared to 2005 due to weak demand in the North American packaging market. Selling prices increased 4.6 percent in response to higher raw material costs. The raw material costs increased at a higher rate than the selling prices, therefore margins decreased, resulting in a 1.8 percent decline in operating income.

Specialty Construction:    The specialty construction component was heavily impacted by the slowdown in the U.S. housing and other construction markets. Major customers in this component are wholesale ceramic tile and flooring distributors selling directly to contractors and also large retail outlets. These customers were directly impacted by the slowdown in the U.S. housing industry. Sales volume decreased 20.1 percent from 2006 primarily due to discontinued product lines and lost customers associated with the Roanoke acquisition in 2006 as well as the economic slowdown. A more profitable product mix and reduced legal costs related to EIFS litigation resulted in a 39.8 percent improvement in operating income as compared to 2006. Legal costs decreased by more than $5 million in 2007 from 2006. One significant item in the 2006 results was a $2.6 million charge to SG&A expenses related to an EIFS product liability settlement. The first quarter of 2007 SG&A expenses included $1.7 million of accelerated amortization expense on a particular trade name that was discontinued.

The net revenue increase achieved in 2006 as compared to 2005 was entirely due to the Roanoke acquisition. Excluding Roanoke, the sales volume declined in 2006 as that is when the U.S. housing market began its decline. The operating income in 2006 increased over 74 percent from 2005 primarily due to the earnings generation of the Roanoke acquisition.

Although the acquisition has not yet met the initial projections for revenue and operating income performance, Roanoke did contribute positive operating income to both 2007 and 2006. As Roanoke continues to be further integrated into the total specialty construction component, management expects stronger results as synergies are realized in sales, production and SG&A areas.

Insulating Glass:    The insulating glass net revenue decrease in 2007 was the direct result of the slowdown in the U.S. housing market. Major customers in this component are manufacturers of windows used in new residential construction. Another factor in the 2007 net revenue decrease was that as part of the organization realignment, approximately $3.5 million of net revenue was transferred from the North American insulating glass component to the European insulating glass component. These are products sold to end users in Europe. Gross margin improved in 2007 due to a more favorable product mix and SG&A expenses were down due to key positions that were vacated and not replaced. The insulating glass component was a good example of where benefits were achieved from the new regional realignment. Key functions that were previously performed at the specific component level are now being done at the regional level. Operating income was below last year due to the reduced sales volume; however the operating income margin improved to 11.3 percent from 10.5 percent in 2006.

The 2006 net revenue was 6.9 percent higher than 2005 as the U.S. housing market was strong through the first three quarters of the year before slowing in the fourth quarter. Raw material cost increases exceeded the rate of selling price increases resulting in gross margin erosion in 2006 as compared to 2005. Operating income was 28.5 percent lower in 2006 as compared to 2005.

Europe:    The following table shows the net revenue generated from the key components of the Europe operating segment.

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$357.8	$332.1	$328.2	7.7%	1.2%
Insulating Glass	51.2	26.4	—	93.9%	NMP

Total Europe	$409.0	$358.5	$328.2	14.1%	9.2%

NMP = Non-meaningful percentage

The following tables provide details of Europe net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006			2006 vs 2005
( ) = Decrease	Adhesives	Insulating Glass	Total	Adhesives	Insulating Glass	Total
Pricing/Sales Volume	(0.8)%	(6.6)%	(1.2)%	2.7%	—	2.4%
Acquisitions/Divestitures	—	92.4%	6.8%	—	100.0%	8.3%
Currency	8.5%	8.1%	8.5%	(1.5)%	—	(1.5%)

Total	7.7%	93.9%	14.1%	1.2%	100.0%	9.2%

The following table reflects the operating income by component of the Europe operating segment:

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$38.8	$23.7	$13.9	63.5%	70.6%
Insulating Glass	2.3	1.2	—	90.2%	NMP

Total Europe	$41.1	$24.9	$13.9	64.8%	79.3%

Segment profit margin %	10.0%	7.0%	4.2%

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

The net revenue variances for the total region were generated by the 2006 acquisition of the insulating glass business and the impact of the exchange rate of the euro versus the U.S. dollar. At December 2, 2006 the euro was valued at $1.33 and at December 1, 2007 one euro was worth $1.46 – a strengthening of nearly 10 percent against the dollar. The impact on the company’s European financial results in 2007 was 8.5 percent as that is based on average rates throughout the year. There were also currency effects from the pound sterling and Swiss franc; however the impact from these currencies was minimal compared to that of the euro. Operating income for the total region improved by nearly 65 percent in 2007 as compared to 2006. The stronger euro accounted for an estimated $4.7 million of the total operating income increase of $16.2 million. Significant reductions in SG&A expenses were a key factor in the improved profitability in 2007. The 65 percent improvement in 2007 followed the 79 percent improvement recorded in 2006 as compared to 2005. Successful product repositioning initiatives and the benefits resulting from Lean Six Sigma projects were the primary reasons for the improved profitability in 2006.

Adhesives:    Sales volume in the adhesives component decreased 2.9 percent in 2007 and average selling prices increased 2.1 percent. The volume decreased primarily in Western Europe while Eastern Europe experienced volume increases in 2007. SG&A expense decreases were realized from pension-related expenses in the U.K, lower depreciation expenses and lower payroll costs due to reduced employee census. The adhesives operating margin improved to 10.8 percent in 2007 as compared to 7.1 percent in 2006.

In 2006, net revenue increased 1.2 percent as average selling prices increased 5.3 percent and sales volume decreased 2.6 percent. Currency effects had a negative 1.5 percent effect. The operating income improved $9.8 million, or 70.6 percent as compared to 2005. The focus on repositioning the product lines to more value-added applications led to improvements in the gross margin. Cost reduction initiatives in the SG&A expenses also contributed to the improved profitability.

Insulating Glass:    2007 was the first full year for the insulating glass component in Europe. The acquisition was closed in June 2006. The total net revenue for the year was $51.2 million. The 2007 net revenue included the $3.5 million transferred from North America as discussed above in the North America section. For the second half of the year where a comparison can be made to prior year, sales volumes decreased 7.6 percent from 2006. Slowdowns in European construction activity contributed to the reduced sales volume. Operating income margin was 4.5 percent in 2007 and 4.6 percent in 2006.

In 2008, the insulating glass component in Europe will be fully integrated into the adhesives component. This is expected to yield further benefits through productivity improvements and overall cost efficiencies. The Europe region will be reported as one total component in 2008.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America operating segment.

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$112.1	$118.2	$109.1	(5.2)%	8.4%
Paints	103.0	103.4	101.6	(0.4)%	1.7%

Total Latin America	$215.1	$221.6	$210.7	(2.9)%	5.1%

The following tables provide details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006			2006 vs 2005
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(5.2)%	(0.4)%	(2.9)%	8.4%	1.7%	5.1%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	—	—	—	—	—	—

Total	(5.2)%	(0.4)%	(2.9)%	8.4%	1.7%	5.1%

The following table reflects the operating income by component of the Latin America operating segment:

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$5.4	$8.1	$(2.6)	(32.4)%	NMP
Paints	5.5	4.9	0.6	11.2%	NMP

Total Latin America	$10.9	$13.0	$(2.0)	(15.9)%	NMP

Segment profit margin %	5.1%	5.9%	(1.0)%

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

Total region net revenue in 2007 was down 2.9 percent compared to 2006. Prices increased 4.5 percent while sales volume decreased 7.4 percent. Both adhesives and paints experienced volume declines. In adhesives the volume decline was largely due to lower volume at key accounts. In paints, the volume declines were related to the strategy of focusing on the higher quality, higher margin paints. Operating income for the year decreased 15.9 percent from 2006 as operating income in paints increased 11.2 percent while adhesives declined 32.4 percent. The 2006 operating income for the region of $13.0 million compared to an operating loss of $2.0 million in 2005. Significant operating improvements have been made in Latin America over the past two years.

Adhesives:    Selling prices contributed a positive 4.6 percent to the net revenue in 2007 as compared to 2006; however sales volume decreased 9.8 percent. As stated above, lower sales to certain key customers accounted for a significant portion of the reduced volume. Gross margin declined in 2007 partially due to the sales volume decreases. Also contributing to the margin decline were $1.2 million of charges related to the soil remediation project at the company’s facility in Brazil, as discussed in Note 12 of the Consolidated Financial Statements. Another factor in the reduced margin in 2007 as compared to 2006 was that 2006 included a $0.7 million credit in cost of sales related to an insurance recovery of a previous claim. Reductions in SG&A expenses were realized in 2007 primarily as a result of the benefits from a 2006 Lean Six Sigma project that focused on SG&A expense activities. The operating margin declined to 4.8 percent in 2007 as compared to 6.8 percent in 2006.

Net revenue in adhesives increased 8.4 percent in 2006 as compared to 2005. The increase was driven by an increase in average selling prices of 10.4 percent as a part of the company’s repositioning strategy to focus on more value-added solutions. Productivity improvements and cost reduction initiatives contributed to the adhesives operating income improving to $8.1 million in 2006 as compared to an operating loss of $2.6 million in 2005.

Paints:    A key initiative for paints in 2007, which was a continuation of the strategy started in 2006, was the focus on the high-end paint market. Although net revenue was down 0.4 percent as compared to 2006, the operating income increased 11.2 percent. The primary reason for the increase in operating income was the improved gross margin resulting from the high-end paints.

Similar to 2007, the 2006 operating results improved because of the focus on the higher margin paints. The higher margin from this initiative combined with significant savings resulting from a reorganization project initiated in 2005 resulted in 2006 operating income of $4.9 million compared to $0.6 million in 2005.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific operating segment.

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$86.2	$81.0	$98.8	6.4%	(18.1)%
Consumer	26.3	23.6	22.8	11.6%	3.5%

Total Asia Pacific	$112.5	$104.6	$121.6	7.6%	(14.0)%

The following tables provide details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2007 vs 2006			2006 vs 2005
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales Volume	(0.3)%	1.4%	(0.1)%	(4.7)%	6.3%	(2.5)%
Acquisitions/Divestitures	—	—	—	(14.8)%	—	(12.1)%
Currency	6.7%	10.2%	7.5%	1.4%	(2.8)%	0.6

Total	6.4%	11.6%	7.6%	(18.1)%	3.5%	(14.0)%

The following table reflects the operating income by component of the Asia Pacific operating segment:

(in millions)	2007	2006	2005	2007 vs 2006	2006 vs 2005
Adhesives	$5.9	$6.3	$2.1	(6.6)%	NMP
Consumer	1.1	0.4	0.4	NMP	(9.4)%

Total Asia Pacific	$7.0	$6.7	$2.5	4.5%	167.5%

Segment profit margin %	6.2%	6.4%	2.1%

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

Net revenue was relatively flat in 2007 as compared to 2006, except for the impact of currency exchange rates. Currency fluctuations accounted for a 7.5 percent increase, primarily due to the strengthening of the Australian dollar versus the U.S. dollar. Investments in the SG&A expense area were made in key management positions to better position the company for the long term in Asia Pacific. As a result, the 2007 operating income margin declined 0.2 percentage points to 6.2 percent.

Operating income increased from $2.5 million in 2005 to $6.7 million in 2006. Disciplined cost control and the focus on product repositioning were primary reasons for the earnings improvement in 2006.

Adhesives:    Currency effects of 6.6 percent were the main factor in the 2007 net revenue increase over 2006. Volume decreases of 2.1 percent were partially offset by price increases of 0.9 percent. Investments in additional management positions in 2007 increased SG&A expenses and resulted in a decrease in adhesives operating income of 6.6 percent in 2007 from 2006.

The net revenue decrease in 2006 as compared to 2005 was due to the deconsolidation in 2005 of the company’s Japanese adhesive entity. The entity was contributed to the Sekisui-Fuller joint venture and therefore, is no longer consolidated by the company. The joint venture was formed on April 1, 2005. Operating income in 2006 of $6.3 million increased $4.2 million from the 2005 level of $2.1 million. Product repositioning and tight cost controls were the primary reasons for the improved operating income in 2006

Consumer:    The consumer component experienced an 11.6 percent net revenue increase in 2007 as compared to 2006, with 10.2 percent resulting from stronger currencies. The Australian dollar had the largest impact as the consumer business is primarily in Australia. The currency effects combined with a favorable product mix and significant SG&A expense savings led to an increase in operating income from $0.4 million in 2006 to $1.1 million in 2007.

New product sales contributed to organic sales growth of 6.3 percent in 2006 as compared to 2005. The organic growth was partially offset by negative currency effects of 2.8 percent. The 2006 operating income was even with the 2005 operating income level of $0.4 million.

Financial Condition, Liquidity and Capital Resources

The company’s financial condition remained strong in 2007. Total cash and cash equivalents as of December 1, 2007 were $246.4 million as compared to $255.1 million as of December 2, 2006. Net proceeds from the divestiture of the automotive business component on November 20, 2007 were approximately $71 million, which included the $80 million selling price less $8.9 million of cash on the books of the business component sold. Proceeds from the divestiture of the powder coatings business component on December 1, 2006 were approximately $104 million. Total long and short-term debt was $172.6 million as of December 1, 2007 and $258.7 million as of December 2, 2006. The decrease in debt resulted primarily from the $62.0 million payoff of the line of credit used to finance the Roanoke acquisition and the annual $25.0 million payment on the 1998 private placement debt. Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements. The company repurchased $99.9 million of its common stock in the second half of 2007. The board of directors authorized the repurchase on July 11, 2007. $25 million was repurchased in the third quarter of 2007 and $74.9 million in the fourth quarter of 2007. The number of shares repurchased was approximately 3.6 million.

On June 2, 2008 the company will pay the current installment of $25.0 million on the company’s senior long-term debt. This amount will be paid using excess cash and cash generated during the first six months of 2008.

Net Financial Assets

(in millions)	2007	2006
Financial assets:
Cash and cash equivalents	$246.4	$255.1

Total financial assets	246.4	255.1
Debt:
Notes payable	10.6	9.7
Long-term debt	162.0	249.0

Total debt	172.6	258.7

Net financial assets (debt)	$73.8	$(3.6)

As of December 1, 2007, the company had $246.4 million in cash and cash equivalents, of which $187.3 million was outside the U.S.

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

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $10.6 million at December 1, 2007. This amount mainly represented various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 7.0 percent and 7.5 percent in 2007 and 2006, respectively.

Long-Term Debt:    Long-term debt consisted of senior notes and a term loan. The senior notes bear a fixed interest rate, which averages 6.89 percent and mature between 2008 and 2010. The company is subject to prepayment penalties on the senior notes. As of December 1, 2007, “make-whole” premiums are estimated to be, if the entire debt were paid off, $5.0 million. The company currently has no intention to prepay any senior notes. The term loan bears a floating interest rate of London Interbank Offered Rate (Libor) plus 0.625 percent (5.375 percent was the contractual rate as of December 1, 2007) and matures between 2010 and 2013. There are no prepayment penalties on the term loan. See the below discussion regarding borrowings on the company’s lines of credit.

Lines of Credit:    The company has a $250.0 million revolving credit agreement with a consortium of financial institutions at December 1, 2007. This credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $375.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. At the company’s option, interest is payable at the Libor plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010. As of December 1, 2007, the company did not have a balance drawn on its committed lines of credit.

At December 1, 2007, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2008.

In September, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process, the company sought and obtained an investment grade rating (BBB) with a stable outlook from Standard & Poor’s. As of December 1, 2007, there has been no change to this rating. The shelf registration will expire on December 1, 2008.

Goodwill and Other Intangible Assets

As of December 1, 2007, goodwill totaled $184.7 million (14 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $159.5 million (12 percent of total assets).

The components of goodwill and other identifiable intangible assets, by segment, at December 1, 2007 follow:

(in millions)	North America	Europe	Latin America	Asia Pacific	Total
Goodwill	$124.4	$46.7	$5.0	$8.6	$184.7
Purchased technology & patents	4.4	5.1	0.5	0.4	10.4
Customer relationships	119.8	15.6	—	—	135.4
Other finite-lived intangible assets[1]	12.6	—	—	—	12.6
Indefinite-lived intangible assets[2]		1.0			1.0

1	Other finite-lived intangible assets includes $12.6 million related to North America trademarks.

2	Indefinite-lived intangible assets includes $1.0 million related to Europe trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	2007	2006
Net working capital as a percentage of annualized net revenue[1]	13.1%	12.1%
Accounts receivable DSO[2]	52 Days	54 Days
Inventory days on hand[3]	49 Days	49 Days
Free cash flow[4]	$104.1 million	$146.2 million
Debt capitalization ratio[5]	18.5%	27.3%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

3	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

4	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.

5	Total debt divided by total debt plus total stockholders’ equity.

Another key metric introduced in 2007 was return on gross investment, or ROGI. The calculation takes Gross Cash Flow divided by Gross Investment.

•

Gross Cash Flow is defined as: (Gross Profit less SG&A) less taxes at a standard rate of 29 percent plus depreciation and amortization expenses less maintenance capital expenditures (defined as 50 percent of total capital expenditures.) Gross cash flow is calculated using trailing 12 month information.

•	Gross Investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because management believes it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at December 1, 2007 was 9.6 percent as compared to 7.5 percent at December 2, 2006. The divestiture of the company’s automotive business in 2007 had a positive impact on ROGI.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

(in millions)	2007	2006	2005
Net cash provided by operating activities from continuing operations	$140.3	$181.3	$111.4

Income from continuing operations before cumulative effect of accounting change was $101.1 million in 2007, $72.7 million in 2006 and $53.2 million in 2005. The primary reasons for the 2007 decrease in net cash provided by operating activities from continuing operations were related to net working capital. At the end of 2006, trade accounts payable were at an unusually high level and that was reflected in 2006 as a source of cash of $31.1 million. At December 1, 2007, trade accounts payable were at a more typical level and that resulted in a use of cash of $12.4 million. Included in this variance of $43.5 million was an approximate $10.0 million reduction due to the renegotiation of the payment terms of a toll production arrangement in Europe. The renegotiated terms include an early payment discount that the company has determined is more beneficial than the previous extended payment terms. Changes in inventory resulted in a use of cash of $12.6 million in 2007 as compared to sources of cash of $14.2 million in 2006 and $6.6 million in 2005. The Latin America operating segment had the most significant increase in inventory in 2007 as production activity increased in November 2007 to prepare for vacation shutdowns in December. In addition, raw materials in some areas were purchased close to year-end because of 2008 price increases and supply allocations. Changes in other accrued expenses resulted in a use of cash of $13.8 million in 2007 as compared to a source of cash of $4.0 million in 2006 and a use of cash of $17.6 million in 2005. Included in the 2007 reduction in accrued expenses was $6.1 million related to an amount accrued in 2006 related to the settlement with the company’s former CEO. The amount was paid in June 2007. The 2005 amount included a $9.5 million payment related to a change in the company’s pension plan in Austria.

Cash flows from Investing Activities from Continuing Operations:

(in millions)	2007	2006	2005
Net cash provided by (used in) investing activities from continuing operations	$(33.1)	($331.0)	$3.6

During the third quarter of 2007, the company exercised its option to purchase an additional 10 percent ownership interest from Sekisui Chemical Co., Ltd. The payment was made in the fourth quarter of 2007 resulting in a use of cash of $12 million. In 2006, three acquisitions accounted for $314.4 million of cash used, with the Roanoke acquisition of $275.4 million representing the most significant transaction. The insulating glass sealant business purchased from Henkel KGaA in the third quarter of 2006 accounted for $34.0 million of cash and a small adhesives acquisition in the fourth quarter in the U.S. was another $5.0 million.

Purchases of property plant and equipment were $20.9 million in 2007 as compared to $20.3 million in 2006 and $23.5 million in 2005. The amount of capital spending correlates to the company’s belief that it has the correct production capacity in place for current and ongoing operations. The majority of the capital expenditures in the last three years relate to information technology and process improvement projects. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies

Cash was generated by investing activities from continuing operations in 2005 due to the following transactions:

•	$10.2 million from the sale of an idle facility in Europe.

•	$9.8 million from the payment of a note receivable by the new joint venture company in Japan.

•	$8.0 million from the sale of the 20 percent interest in the China subsidiaries and an option to purchase an additional 10 percent interest in 2007.

Cash flows from Financing Activities from Continuing Operations:

(in millions)	2007	2006	2005
Net cash provided by (used in) financing activities from continuing operations	$(184.6)	$121.6	($33.0)

The cash used in financing activities from continuing operations in 2007 was for the repurchase of approximately 3.6 million shares of the company’s outstanding common stock for $99.9 million under the company’s share repurchase program. In addition, the company repaid $87 million of long-term debt including $62.0 million drawn on the line of credit related to the Roanoke purchase and $25.0 million related to repayments on the 1998 private placement debt. The cash provided from financing from continuing operations in 2006 was mainly due to the $195 million of new debt that was secured to finance the Roanoke transaction. This increase was partially offset by $83.2 million of repayments of long-term debt, of which $25.0 million related to repayments on the 1998 private placement debt. Cash generated from the exercise of stock options was $13.8 million in 2007, $19.9 million in 2006 and $7.6 million in 2005. The increase in 2006 of cash generated from the exercise of stock options was mainly due to the higher average stock price in 2006 as compared to the prior years. The cash used in financing activities from continuing operations for 2005 included the repayment of $22.0 million related to the 1994 private placement debt. Cash dividends paid on common stock were $15.5 million, $14.8 million and $14.0 million in 2007, 2006 and 2005, respectively.

Cash Flows from Discontinued Operations:

(in millions)	2007	2006	2005
Cash provided by (used in) operating activities of discontinued operations	$(16.8)	$11.2	$12.7
Cash provided by investing activities of discontinued operations	$71.1	$104.2	$—

Cash provided by (used in) operating activities of discontinued operations represents the cash generated from (used in) the operations of the automotive and powder coatings businesses. The $16.8 million of cash used in operating activities in 2007 included $20.1 million of income tax payments made in conjunction with the gain on the sale of the powder coatings business in 2006. Cash provided by investing activities of discontinued operations in 2007 represents the proceeds received for the sale of the automotive business in the fourth quarter of 2007, net of cash on the balance sheet of the divested business. Cash provided by investing activities of discontinued operations in 2006 represents the proceeds received for the sale of the powder coatings business in the fourth quarter of 2006. The sale of the automotive business resulted in a pretax gain of $7.6 million and a net of tax loss of $6.2 million. The sale of the powder coatings business resulted in a pretax gain of $68.9 million ($50.3 million, net of tax).

Contractual Obligations

Due dates and amounts of contractual obligations follow.

	Payments Due by Period
(in millions)	Total	1 year or less	2-3 years	4-5 years	After 5 years
Long-term debt	$162.0	$25.0	$67.6	$46.9	$22.5
Interest payable on debt[1]	28.7	9.5	13.3	5.3	0.6
Operating leases	13.5	5.7	5.9	1.6	0.3
Pension contributions[2]	2.5	2.5	—	—	—
Purchase obligation contracts[3]	99.3	14.5	25.3	24.3	35.2

Total contractual obligations	$306.0	$57.2	$112.1	$78.1	$58.6

1	Some of the company’s interest obligations are variable based on London Interbank Offered Rate (LIBOR). Interest payable for the variable portion is estimated based on December 1, 2007 LIBOR rate of 4.75%. Effective December 19, 2007, subsequent to the close of fiscal year 2007, the company entered into an interest rate swap agreement whereby 2008 interest payable will be fixed at $9.2 million.

2	Pension contributions are only included for fiscal 2008. The company has not determined its pension funding obligations beyond 2008 and thus, any potential future contributions have been excluded from the table.

3	Represents a contract with Accenture to provide the company information technology services.

The Company expects 2008 capital expenditures to be between $30 and $35 million.

Off Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable beginning December 2, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on December 2, 2007. The adoption of FIN48 will not have a material impact on the company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 was effective for the company beginning December 3, 2006. The adoption of SFAS 157 did not have a material impact on the company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which is the fiscal year ending December 1, 2007 for the company. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. Effective December 1, 2007, the company adopted SFAS 158 and, as a result, reversed assets of $2.7 million and increased liabilities by $35.5 million. These liabilities were offset to accumulated other comprehensive income and deferred taxes. As a result of the implementation of SFAS 158, the company recognized an after-tax decrease in accumulated other comprehensive income of $5.3 million and $8.4 million for the U.S. and Non-U.S. pension benefit plans, respectively, and $24.4 million for the postretirement health care and life insurance benefit plan. See Note 10 to the Consolidated Financial Statements for additional information on the adoption of SFAS 158.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2010. The company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the company’s financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the December 1, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify $3.1 million in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the “2008 Outlook” section the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Item 1A. Risk Factors identifies some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Annual Report on Form 10-K.

The company may refer to Item 1A. Risk Factors and this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The list of important factors in Item 1A. Risk Factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “2008 Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk:    The company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk:    Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. Management believes that probable near-term changes in interest rates would not materially affect the company’s consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of December 1, 2007 would be approximately $0.9 million.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 56 percent of net revenue is generated outside of the United States. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on 2007 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $5.4 million in net income or $0.09 per diluted share.

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

In 2007, the company’s single largest expenditure was the purchase of raw materials. Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company as of December 1, 2007 and December 2, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 1, 2007. We also have audited H.B. Fuller Company’s internal control over financial reporting as of December 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of December 1, 2007 and December 2, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 1, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of

December 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Notes 1, 3, 5 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, on December 4, 2005, Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 2, 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 2, 2006, and Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 1, 2007.

/s/    KPMG LLP

Minneapolis, Minnesota

January 30, 2008

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 1, 2007	December 2, 2006	December 3, 2005
Net revenue	$1,400,258	$1,386,108	$1,329,647
Cost of sales	(981,555)	(979,704)	(962,223)

Gross profit	418,703	406,404	367,424
Selling, general and administrative expenses	(275,893)	(296,892)	(289,003)
Gains from sales of assets	300	1,126	7,146
Other income (expense), net	6,502	359	178
Interest expense	(12,725)	(16,959)	(12,345)

Income before income taxes, minority interests and income from equity investments	136,887	94,038	73,400
Income taxes	(37,712)	(22,055)	(20,782)
Minority interests in (income) loss of subsidiaries	46	(279)	(128)
Income from equity investments	1,923	997	693

Income from continuing operations before cumulative effect of accounting change	101,144	72,701	53,183
Income from discontinued operations[1]	1,029	62,254	8,393
Cumulative effect of accounting change	—	(742)	—

Net income	$102,173	$134,213	$61,576

Basic income per common share[2]:
Continuing operations before accounting change	1.69	1.24	0.93
Discontinued operations	0.02	1.06	0.15
Cumulative effect of accounting change		(0.01)	—

Net income	$1.71	$2.28	$1.07

Diluted income per common share[2]:
Continuing operations before accounting change	1.66	1.21	0.91
Discontinued operations	0.02	1.04	0.14
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.68	$2.23	$1.05

Weighted-average common shares outstanding:
Basic	59,914	58,793	57,468
Diluted	60,991	60,065	58,475
Dividends declared per common share	$0.2560	$0.24875	$0.24125

1	Fiscal 2007 includes the loss on sale of discontinued operations of $6,184, net of tax of $13,788. Fiscal 2006 includes the gain on sale of discontinued operations of $50,339, net of tax of $18,577.

2	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 1, 2007	December 2, 2006
Assets
Current Assets:
Cash and cash equivalents	$246,358	$255,129
Trade receivables, net	212,477	225,348
Inventories	137,564	120,172
Other current assets	38,659	45,644
Current assets of discontinued operations	892	22,801

Total current assets	635,950	669,094

Property, plant and equipment, net	277,834	286,847
Other assets	106,699	110,765
Goodwill	184,660	177,146
Other intangibles, net	159,459	171,934
Long-term assets of discontinued operations	—	62,685

Total assets	$1,364,602	$1,478,471

Liabilities and Stockholders’ Equity
Current Liabilities :
Notes payable	$10,608	$9,746
Current installments of long-term debt	25,000	25,000
Trade payables	156,247	164,489
Accrued payroll / employee benefits	40,144	47,233
Other accrued expenses	33,057	41,743
Income taxes payable	16,904	18,013
Current liabilities of discontinued operations	15,875	36,218

Total current liabilities	297,835	342,442

Long-term debt, excluding current installments	137,000	224,000
Accrued pension liabilities	61,986	74,145
Other liabilities	65,731	39,120
Minority interests in consolidated subsidiaries	3,057	3,060
Long-term liabilities of discontinued operations	—	17,912

Total liabilities	565,609	700,679

Commitments and contingencies

Stockholders’ Equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000	57,437	59,932
Shares outstanding—2007 and 2006 were 57,436,515 and 59,931,766
Additional paid-in capital	17,356	95,263
Retained earnings	683,698	597,115
Accumulated other comprehensive income (loss)	40,502	25,482

Total stockholders’ equity	798,993	777,792

Total liabilities and stockholders’ equity	$1,364,602	$1,478,471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at November 27, 2004	$28,641	$46,919	$459,718	$20,182	$555,460
Net income			61,576		61,576
Foreign currency translation				(20,182)	(20,182)
Minimum pension liability, net of tax of $3,771				(7,767)	(7,767)

Comprehensive Income					33,627
Dividends			(14,077)		(14,077)
Stock option exercises	327	7,304			7,631
Share-based compensation plans other, net	228	3,199			3,427
Tax benefit on share-based compensation plans		1,355			1,355
Retirement of common stock	(11)	(327)			(338)

Balance at December 3, 2005	29,185	58,450	507,217	(7,767)	587,085
Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax			351		351

Adjusted balance at December 3, 2005	29,185	58,450	507,568	(7,767)	587,436
Net income			134,213		134,213
Foreign currency translation				26,016	26,016
Minimum pension liability, net of tax of $4,108				7,233	7,233

Comprehensive Income					167,462
Dividends			(14,853)		(14,853)
2-for-1 stock split	29,813		(29,813)		—
Stock option exercises	949	18,921			19,870
Share-based compensation plans other, net	48	13,529			13,577
Tax benefit on share-based compensation plans		6,187			6,187
Retirement of common stock	(63)	(1,824)			(1,887)

Balance at December 2, 2006	59,932	95,263	597,115	25,482	777,792
Net income			102,173		102,173
Foreign currency translation				35,853	35,853
Minimum pension liability, net of tax of $8,904				17,330	17,330

Comprehensive Income					155,356
Adjustment to initially apply SFAS 158, net of tax of $22,444				(38,163)	(38,163)
Dividends			(15,590)		(15,590)
Stock option exercises	1,017	12,818			13,835
Share-based compensation plans other, net	51	3,351			3,402
Tax benefit on share-based compensation plans		2,580			2,580
Repurchases of common stock	(3,563)	(96,656)			(100,219)

Balance at December 1, 2007	$57,437	$17,356	$683,698	$40,502	$798,993

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 1, 2007	December 2, 2006	December 3, 2005
Cash flows from operating activities from continuing operations:
Net income	$102,173	$134,213	$61,576
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,029)	(62,253)	(8,395)
Depreciation	36,349	37,715	46,830
Amortization	14,009	8,975	2,743
Deferred income taxes	3,563	(8,676)	(5,136)
Gains from sales of assets	(300)	(1,127)	(7,146)
Share-based compensation	3,062	13,234	2,278
Excess tax benefit from share-based compensation	(3,706)	(6,187)	—
Cumulative effect of accounting changes, net of tax	—	742	—
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	20,993	12,792	5,082
Inventories	(12,648)	14,191	6,647
Other current assets	7,696	(4,586)	4,332
Other assets	(148)	(4,598)	(671)
Trade payables	(12,416)	31,139	(14,169)
Accrued payroll / employee benefits	(8,530)	254	14,595
Other accrued expenses	(13,839)	4,022	(17,644)
Restructuring liabilities	(38)	(319)	(2,710)
Income taxes payable	666	16,162	9,276
Accrued / prepaid pensions	(84)	(5,449)	(4)
Other liabilities	4,748	4,865	4,713
Other	(196)	(3,826)	9,189

Net cash provided by operating activities from continuing operations	140,325	181,283	111,386

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(20,890)	(20,318)	(23,515)
Purchased businesses, net of cash acquired	(1,155)	(314,386)	—
Purchased investments	(12,000)	—	(2,611)
Proceeds from sale of property, plant and equipment	910	1,150	11,967
Proceeds from sale of investments	—	—	8,000
Proceeds from sale of business	—	2,515	—
Proceeds from repayment of note receivable from equity method investee	—	—	9,781

Net cash provided by (used in) investing activities from continuing operations	(33,135)	(331,039)	3,622
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt		195,000	—
Repayment of long-term debt	(87,000)	(83,241)	(22,740)
Net payments on notes payable	781	389	(3,604)
Dividends paid	(15,499)	(14,752)	(13,961)
Proceeds from stock options exercised	13,835	19,870	7,631
Excess tax benefit from share-based compensation	3,706	6,187	—
Repurchases of common stock	(100,219)	(1,887)	(338)
Other financing	(168)	65	—

Net cash provided by (used in) financing activities from continuing operations	(184,564)	121,631	(33,012)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 1, 2007	December 2, 2006	December 3, 2005
Effect of exchange rate changes	14,312	9,720	(3,077)

Net change in cash and cash equivalents from continuing operations	(63,062)	(18,405)	78,919

Cash provided by (used in) operating activities of discontinued operations	(16,798)	11,193	12,733
Cash provided by investing activities of discontinued operations—net of proceeds from sale of business	71,089	104,199	—

Net change in cash and cash equivalents	(8,771)	96,987	91,652
Cash and cash equivalents at beginning of year	255,129	158,142	66,490

Cash and cash equivalents at end of year	246,358	$255,129	$158,142

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$91	$29,914	$116
Cash paid for interest	$15,193	$12,566	$17,587
Cash paid for income taxes	$24,889	$11,271	$11,118

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 32 countries in North America, Europe, Latin America and the Asia Pacific region. During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The business is now reported in four regional operating segments: North America, Europe, Latin America and Asia Pacific. The North America segment accounted for 48 percent of 2007 net revenue. Europe, Latin America and Asia Pacific accounted for 29 percent, 15 percent and eight percent, respectively.

The largest business component of each of the operating segments is adhesives. The adhesives business components produce and supply industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), converting (packaging, corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products), and footwear.

The North America operating segment also produces and supplies specialty product lines for ceramic tile applications, HVAC insulation, specialty products and consulting for packaging solutions and products used in insulating glass applications.

The Europe operating segment includes adhesives and products used in insulating glass applications. In 2008, the insulating glass business component will be fully integrated with the adhesives component in Europe and therefore, the Europe operating segment will consist of a single business component.

The Latin America operating segment includes adhesives and a liquid paints business component that produces and supplies paint through a variety of distribution channels in Central America.

The Asia Pacific operating segment includes adhesives and a consumer business component that includes adhesives, sealants and coatings for construction, craftsman and do-it-yourself markets.

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

The fiscal year ends on the Saturday closest to November 30. Fiscal year 2007 ended on December 1, 2007 and included 52 weeks. Fiscal years 2006 and 2005 ended on December 2, 2006 and December 3, 2005, and included 52 and 53 weeks, respectively.

Reclassifications associated with the adoption of SFAS 123R, “Share-Based Payments” (see Note 3), required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

On December 1, 2006, the company sold its powder coatings business. As a result, the company classified these operations as discontinued operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and, accordingly, segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are disclosed separately in the Consolidated Statements of Cash Flows.

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

On November 20, 2007, the company sold its automotive business. As a result, the company has classified these operations as discontinued operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are disclosed separately in the Consolidated Statements of Cash Flows.

Use of Estimates:     Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:    For shipments made to customers, title generally passes to the customer when all requirements of the sales arrangement have been completed, which is generally at the time of delivery. Revenue from product sales is recorded when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable. Shipping terms include both FOB shipping point and FOB destination. Stated terms in sale agreements also include payment terms and freight terms. Net revenues include shipping revenues as appropriate.

Provisions for sales returns are estimated based on historical experience, and adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Rebates recorded in the consolidated statements of income were $25,317, $30,892 and $22,074 in 2007, 2006 and 2005, respectively.

For certain products, consigned inventory is maintained at customer locations. For these products, revenue is recognized in the period the inventory is consumed. Sales to distributors also require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

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

Income Taxes:    The income tax provision is computed based on the pretax income included in the consolidated statements of income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also Note 8.

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash:    There were no restrictions on cash as of December 1, 2007. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 27 percent of consolidated inventories. During 2007, 2006 and 2005, reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net income of $256, $13 and $915, respectively. The remaining inventories, which include all non-U.S. operations and some U.S. locations, are valued at the lower of cost (mainly weighted average actual cost) or market value.

Investments:    Investments with a value of $22,041 were held on December 1, 2007. These investments are considered trading securities and are marked-to-market at the end of each reporting period. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with this mark-to-market adjustment is reported in earnings each period as a component of “Other income (expense), net”.

Investments in Equity Securities Carried at Cost:    The aggregate cost of the company’s cost method investments totaled $6,754 at December 1, 2007. The company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Therefore, the company estimated that the fair value exceeded the cost of each of the investments (that is, the investments were not impaired).

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

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a cash flow analysis or other valuation technique.

Capitalized Interest Costs:    Interest costs associated with major construction of property, plant and equipment are capitalized. Capitalized interest costs were $311, $562 and $355 in 2007, 2006 and 2005, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. SFAS No. 142, “Goodwill and Other Intangible Assets”

requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status. Impairment testing compares the fair value of the reporting units that contain the goodwill to the net asset carrying value of the reporting unit to determine if impairment exists. The calculations in 2007 and 2006 confirmed that the fair value of the reporting units exceeded the respective net asset carrying values. The company generally performs its annual impairment assessments at the end of the third quarter.

Intangible Assets:    Intangible assets include patents and other intangible assets acquired from independent parties and are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

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

	2007	2006	2005
Net income	$102,173	$134, 213	$61,576
Weighted-average common shares—basic	59,913,560	58,792,668	57,467,602
Equivalent shares from share-based compensation plans	1,077,692	1,272,761	1,007,580

Weighted-average common and common equivalent shares—diluted	60,991,252	60,065,429	58,475,182

Share-based compensation awards for 356,048, 523,388 and 316,278 shares for 2007, 2006 and 2005, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. The company repurchased 9,464, 73,682 and 21,394 shares of common stock in 2007, 2006 and 2005, respectively, in connection with the vesting of restricted shares relating to the statutory minimum for tax withholding. On July 12, 2007 the company’s board of directors authorized a share repurchase program of up to $100 million. During the third and fourth quarters of 2007 the company repurchased a total of $99,947 or 3,554,272 shares, as part of the repurchase program.

Recently Issued Accounting Pronouncements:    In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable beginning December 2, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on December 2, 2007. The adoption of FIN48 will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 was effective for the company beginning December 3, 2006. The adoption of SFAS 157 did not have a material impact on the company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which is the fiscal year ending December 1, 2007 for the company. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. Effective December 1, 2007, the company adopted SFAS 158 and, as a result, reversed assets of $2,651 and increased liabilities by $35,512. These liabilities were offset to accumulated other comprehensive income and deferred taxes. As a result of the implementation of SFAS 158, the company recognized an after-tax decrease in accumulated other comprehensive income of $5,333 and $8,385 for the U.S. and Non-U.S. pension benefit plans, respectively, and $24,445 for the postretirement health care and life insurance benefit plan. See Note 10 for further discussion.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2010. The company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the company’s financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendments of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the December 1, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify $3,057 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

Note 2:    Acquisitions and Divestitures

Acquisitions

Sekisui-Fuller Japan:    In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. H.B. Fuller contributed $15,629 of current assets, $11,463 of long-term assets, $8,665 of current liabilities, $10,639 of long-term liabilities – in aggregate, net assets of $7,788. The long-term assets included $2,488 of goodwill allocated from the Asia Pacific operating segment. In exchange, H.B. Fuller received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000, which the company exercised during the third quarter of 2007 and paid on September 27, 2007. The additional 10 percent increased the company’s ownership in the joint venture from 40 percent to 50 percent; however, due to the structure of the joint venture, the company will continue to account for this investment using the equity method.

The joint venture agreement also included provisions requiring the company to fund the operations of the joint venture in the event such capital contributions are approved by the joint venture board of directors. The merger was accounted for as a formation of a corporate joint venture. As a result, the company’s interest in the joint venture was recorded at the carry-over basis of its Japan adhesives business. Therefore, no gain or loss was recorded on the merger.

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China subsidiaries and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. As a result of the 20 percent investment sold, the company recorded a pre-tax gain of $4,665. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at December 2, 2006 to $665. However, the option expired, unexercised, on October 1, 2007. Therefore, the remaining value of the option as of that date of $271 was removed from the liability and taken into non-operating income. H.B. Fuller will continue to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

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

The acquisition was recorded in the North America operating segment. Carolina Polymers was entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007; however, the final valuation and earn-out calculation, which was completed in the third quarter of 2007, resulted in an earn-out payment of $1,124. The acquisition was recorded in the North America operating segment. This entire amount is considered additional purchase price and classified to goodwill. The company also incurred $31 of additional direct external costs in 2007. The total final purchase price is $6,154. Based on final valuations the company recorded $1,385 of current assets, $2,495 to intangibles, $50 to other non-current assets and $2,224 to goodwill. Pro forma information related to this acquisition is not included because its impact on the company’s consolidated results of operations is not considered to be material.

Henkel KGaA’s insulating glass sealant business:    On March 27, 2006, the company signed an asset purchase agreement with Henkel KGaA, under which the company agreed to acquire Henkel’s insulating glass sealant business. On June 9, 2006, the acquisition was completed. The insulating glass sealant business manufactures sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business is included in the company’s Europe operating segment.

The total purchase price for the acquisition was approximately $34,040, which includes direct external acquisition costs of $631. The company funded the transaction with existing cash.

The acquired assets consist of inventory, manufacturing equipment, and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $3,166 of current assets, $1,490 of equipment, $14,563 of intangible assets, $14,971 of goodwill and $150 of long-term liabilities. All of the goodwill was assigned to the Europe operating segment and is tax deductible over 5 to 15 years. Of the $14,563 of acquired intangibles, $10,131 was assigned to customer relationships with an expected life of approximately 12 years and $4,432 was assigned to intellectual property and trademarks that have expected lives of 8 years.

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

The total purchase price for the acquisition was $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds were met, members of Roanoke’s senior management could have received additional cash consideration of up to $15,000 (in total), which would have been paid out over a two-year period. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of December 1, 2007 and the company does not expect to make any payments in the future.

The company funded the transaction with $80,258 in existing cash and $195,000 in new debt. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. The escrow will remain in place until March 2008, subject to any indemnification claims made by the company. Subsequent to the company’s 2007 fiscal year end, the company asserted indemnification and other claims against the sellers of the Roanoke business in an amount in excess of the $15,000 escrow.

The acquired assets consist primarily of assets used by Roanoke in the operation of its business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,769 of goodwill, $10,582 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the North America operating segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively.

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

Divestitures

Automotive:    On October 8, 2007, the company agreed to sell its automotive business to EMS-TOGO Corp for cash proceeds of $71,089 which includes the $80,000 sales price net of $8,911 cash on the balance sheet of the divested business. The sale was completed on November 20, 2007. As part of this transaction, the company recorded a gain of $7,604 (a loss of $6,184 net of tax), which included direct external costs to sell of $200.

The company will not have any significant continuing involvement in the operations after the divestiture. The company will continue to produce a small percentage of product for the divested automotive business according to a supply agreement. Terms of the supply agreement are at fair market value rates.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from its automotive business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results and the loss associated with the sale of this business are presented in the “Income from discontinued operations” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in the North America operating segment.

Revenue and income from discontinued operations for the years ended December 1, 2007, December 2, 2006 and December 3, 2005 were as follows:

	2007	2006	2005
Net revenue	$69,235	$86,283	$107,427

Income from operations	2,546	5,913	831
Gains from sales of assets	—	—	4
Gain on disposal	7,604	—	—
Other expense, net	(77)	80	130
Income tax expense	(15,193)	(1,627)	(1,029)
Minority interests in (income) loss of subsidiaries	(39)	(1,111)	1,028
Income from equity investments	6,188	4,992	2,572

Net income from discontinued operations	$1,029	$8,247	$3,536

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the automotive business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of and minority interest in discontinued operations as December 1, 2007 and December 2, 2006 were as follows:

	2007	2006
Cash and cash equivalents	$—	$233
Trade receivables, net	—	12,807
Inventories	—	8,451
Other current assets	27	427

Current assets of discontinued operations	27	21,918

Property, plant and equipment, net	—	11,157
Other assets	—	33,037
Goodwill	—	18,062
Other intangibles, net		429

Long-term assets of discontinued operations	—	62,685

Trade payables	—	8,283
Accrued payroll / employee benefits	—	994
Other accrued expenses	—	(56)
Income taxes payable	15,200	1,658

Current liabilities of discontinued operations	15,200	10,879

Other liabilities	—	3,200

Long-term liabilities of discontinued operations	—	3,200

Minority interest in discontinued operations	—	14,712

Minority interest in discontinued operations	—	14,712

Powder Coatings:    On October 19, 2006, the company agreed to sell its powder coatings business to The Valspar Corporation. The sale was completed on December 1, 2006. The sale price was $104,199 and was subject to a net working capital adjustment, which the company preliminarily calculated to be $435. This adjustment reduced the selling price and resulting gain by $435. In the second quarter of 2007, the calculation of the net working capital adjustment of $485 was paid. As part of this transaction, the company recorded a gain in the fourth quarter of 2006 of $68,916 ($50,339 net of tax), which included direct external costs to sell of $3,561, a favorable cumulative translation adjustment reversal of $3,002, the write-off of $5,336 of goodwill and the preliminary net working capital adjustment.

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

Revenue and income from discontinued operations for the years ended December 1, 2007, December 2, 2006 and December 3, 2005 were as follows:

	2007	2006	2005
Net revenue	$—	$66,384	$75,119

Income from operations	—	5,483	8,036
Gain on disposal	—	68,916	—
Income tax expense	—	(20,392)	(3,179)

Net income from discontinued operations	$—	$54,007	$4,857

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the powder coatings business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the powder coatings business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of discontinued operations as December 1, 2007 and December 2, 2006 were as follows:

	2007	2006
Cash and cash equivalents	$—	$—
Trade receivables, net	—	—
Inventories	—	—
Other current assets	865	883

Current assets of discontinued operations	865	883

Property, plant and equipment, net	—	—
Other assets	—	—
Goodwill	—	—

Long-term assets of discontinued operations	—	—

Trade payables	—	—
Accrued payroll / employee benefits	—	1,279
Other accrued expenses	134	3,999
Income taxes payable	541	20,061

Current liabilities of discontinued operations	675	25,339

Other liabilities	—	—

Long-term liabilities of discontinued operations	—	—

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

Share-based Compensation Plans:    The company currently grants stock options, restricted stock and stock-based units under equity compensation and deferred compensation plans.

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

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan. The company matches, in the form of company stock, up to the first four percent of each employee’s pretax earnings, based on the employee’s contributions and the trustee purchases company shares on the open market. Employees hired after January 1, 2007 are eligible for a separate annual retirement contribution to the 401(k) Plan of three percent of pay which is not in the form of company stock but rather is a cash contribution that is invested based on the election of the individual participant. The three percent contribution is in addition to the company’s four percent matching contribution described above and is in lieu of participation in the company’s pension plan. The total contribution to the 401(k) plan for 2007 was $2,635 which included the cost of the four percent company match of $2,552 and the additional three percent contribution of $83. The costs of the company match were $2,818 and $2,628 in 2006 and 2005, respectively.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at December 1, 2007
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	462,767
Year 2000 Stock Incentive Plan	10,400,000	5,458,275
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	80,470

Grant-Date Fair Value:    The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2007, 2006 and 2005 were calculated using the following assumptions:

	2007	2006[1]	2005[1]
Expected life (in years)	5.8	5.7	7.5
Weighted-average expected volatility	36.13%	35.65%	37.88%
Expected volatility	34.42% - 37.35%	34.34% - 37.38%	37.62% - 37.92%
Risk-free interest rate	4.66%	4.87%	4.37%
Expected dividend yield	0.94%	1.30%	1.53%
Weighted-average fair value of grants	$10.44	$7.11	$6.20

1	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

Expected life—The company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The company believes that this historical data is currently the best estimate of the expected term of a new option. The company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the company identified two employee populations, executives and non-executives, with different expected life estimates. Prior to adoption of SFAS 123R, the company calculated the expected life based on one employee population.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 81 percent and 89 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that vest.

Total share-based compensation expense was $3,062 and $13,234 for the years ended December 1, 2007 and December 2, 2006, respectively. Included in the December 2, 2006 amount was $3,641 of stock option expense recognized as a result of adopting SFAS 123R and a net charge of $7,203 related to accelerated vesting modifications on some of the former CEO share-based awards. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the years ended December 1, 2007 and December 2, 2006, there was $2,580 and $6,187 of excess tax benefit recognized resulting from share-based compensation cost.

The company’s additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies increased to $10,747 at December 1, 2007 from a balance of $7,139 at December 2, 2006 due to exercises of stock options, restricted stock lapsings and deferred compensation payouts in the year.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the year ended December 3, 2005 based on the fair-value method under SFAS 123.

Year Ended December 3, 2005
Income from continuing operations before cumulative effect of accounting change, as reported	$53,183
Add back: Share-based compensation expense recorded, net of related tax effects	1,405

Income from continuing operations before cumulative effect of accounting change, excluding share-based compensation	54,588
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,919)

Pro forma income from continuing operations before cumulative effect of accounting change	$50,669

Basic income from continuing operations before cumulative effect of accounting change per share:
As reported	$0.93
Pro forma	$0.88
Diluted income from continuing operations before cumulative effect of accounting change per share:
As reported	$0.91
Pro forma	$0.87

As of both December 1, 2007 and December 2, 2006, $3,914 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 2.5 years. Unrecognized compensation costs related to unvested restricted stock awards was $1,517 as of December 1, 2007 and is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,109 as of December 2, 2006, and was expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of December 1, 2007, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 2, 2006	2,639,618	$13.80
Granted	445,143	26.99
Exercised	(1,017,041)	13.60
Forfeited or Cancelled	(346,362)	18.22

Outstanding at December 1, 2007	1,721,358	$16.44

The fair value of options granted during 2007, 2006 and 2005 was $4,646, $328 and $10,042, respectively. Total intrinsic value of options exercised during 2007, 2006 and 2005 was $14,081, $17,344 and $2,940, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 1, 2007 were $13,835.

The following table summarizes information concerning outstanding and exercisable options as of December 1, 2007:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	3.0	$9.31	$3,873	242,428	3.0	$9.31	$3,873
$10.01-$15.00	710,472	5.4	13.70	8,234	497,121	4.9	13.45	5,884
$15.01-$20.00	416,561	8.0	16.30	3,747	187,670	7.9	16.15	1,715
$20.01-$25.00	—	—	—	—	—	—	—	—
$25.01-$30.00	351,897	9.1	27.05	—	—	—	—	—

	1,721,358	6.5	$16.44	$15,854	927,219	5.0	$12.92	$11,472

1	Represents the weighted-average remaining contractual life in years.

2	Represents the weighted-average exercise price.

3	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the year for in-the-money options.

A summary of nonvested restricted stock activity as of December 1, 2007, and changes during the year then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 2, 2006	78,076	317,932	396,008	$15.13	1.9
Granted	14,993	91,257	106,250	26.80	3.0
Vested	(26,153)	(25,011)	(51,164)	13.80	0.1
Forfeited	(14,051)	(123,005)	(137,056)	17.10	1.4

Nonvested at December 1, 2007	52,865	261,173	314,038	$18.44	1.8

Total fair value of restricted stock vested during 2007, 2006 and 2005 was $1,552, $6,193 and $1,945, respectively. The total fair value of nonvested restricted stock at December 1, 2007 was $7,942.

The company repurchased 9,464, 73,682 and 21,394 restricted stock shares during 2007, 2006 and 2005, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of December 1, 2007 and changes during the year then ended were as follows:

	Non-employee Directors	Employees	Total
Units outstanding December 2, 2006	190,172	175,450	365,622
Participant contributions	16,687	12,578	29,265
Company match contributions[1]	15,717	2,463	18,180
Payouts	(9,881)	(81,115)	(90,996)

Units outstanding December 2, 2006	212,695	109,376	322,071

1	The non-employee directors company match includes 13,456 deferred compensation units paid as a discretionary award.

The fair value of non-employee directors company matches for 2007, 2006 and 2005 was $60, $49 and $43, respectively. The fair value of the non-employee directors discretionary award for 2007, 2006 and 2005 was $392, $263 and $321, respectively. The fair value of employee company matches for 2007, 2006 and 2005 was $64, $310 and $192, respectively.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2007, 2006 and 2005 follow.

Other income (expense), net	2007	2006	2005
Foreign currency transaction losses, net	$(1,218)	$(1,529)	$(1,131)
Gains (losses) on trading securities	563	689	218
Amortization of investments in partnerships accounted for under the cost method that generate low-income housing tax credits	(831)	(1,735)	(2,910)
Interest income	6,615	3,523	2,225
Other, net	1,373	(589)	1,776

Total other income (expense), net	$6,502	$359	$178

Research and development expenses (included in selling, general and administrative expenses)	$16,877	$15,851	$15,165

Balance Sheet Information

Additional details of balance sheet amounts as of December 2, 2007 and December 2, 2006 follow.

Inventories:	2007	2006
Raw materials	$64,897	$59,045
Finished goods	90,772	78,487
LIFO reserve	(18,105)	(17,360)

Total inventories	$137,564	$120,172

Other current assets:
Employee and other receivables	$8,500	$7,986
Prepaid income taxes	3,977	10,203
Current deferred income tax asset	9,856	10,492
Prepaid expenses	16,326	16,963

Total other current assets	$38,659	$45,644

Property, plant and equipment:
Land	$43,039	$42,273
Buildings and improvements	223,901	216,676
Machinery and equipment	516,852	504,596
Construction in progress	7,368	12,927

Total, at cost	791,160	776,472
Accumulated depreciation	(513,326)	(489,625)

Net property, plant and equipment	$277,834	$286,847

Other assets:
Investment in trading securities	$22,041	$25,977
Equity basis investments	23,662	10,218
Cost basis investments	6,754	7,584
Long-term deferred tax asset	27,997	9,692
Prepaid postretirement benefits	2,160	12,781
Prepaid pension costs	7,538	22,589
Other long-term assets	16,547	6,924
Restricted cash	—	15,000

Total other assets	$106,699	$110,765

Other accrued expenses:
Taxes other than income taxes	$6,475	$6,530
Interest	3,370	5,591
Product liability	2,539	2,986
Accrued SERP obligation	—	6,155
Accrued expenses	20,673	20,481

Total other accrued expenses	$33,057	$41,743

Other liabilities:	2007	2006
Asset retirement obligation	$1,604	$1,416
Long-term deferred tax liability	14,996	9,327
Long-term deferred compensation	8,791	6,431
Other long-term liabilities	7,624	20,464
Post retirement other than pension	31,951	—
Salary and incentive compensation continuation obligation	765	1,482

Total other liabilities	$65,731	$39,120

In accordance with the November 20, 2006 Separation Agreement with the former CEO, the company recorded $6,155 of current obligation related to the SERP payout portion which was paid in the second quarter of 2007.

The former CEO was also entitled to 36 months of salary and incentive compensation continuation, payable in three equal annual installments beginning on December 1, 2007. As of December 1, 2007, the liability balance was $1,575 of which the current portion of $810 is included in accrued payroll / employee benefits on the balance sheet and the long term portion of $765 is in the other liabilities line on the balance sheet. See Notes 3 and 10 for additional Separation Agreement discussion.

Additional details on the trade receivables allowance for 2007, 2006 and 2005 follow.

	2007	2006	2005
Balance at beginning of year	$5,938	$6,061	$6,834
Charged to expenses	1,854	1,459	3,708
Write-offs/adjustments	(1,969)	(2,038)	(4,172)
Effect of exchange rates	474	256	(293)
Other	—	200	(16)

Balance at end of year	$6,297	$5,938	$6,061

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2007, 2006 and 2005 follow.

Accumulated Other Comprehensive Income (Loss)	2007	2006	2005
Foreign currency translation adjustment	$82,558	$46,705	$20,689
Minimum pension liability adjustment net of taxes of $1,960, $10,864 and $14,972 in 2007, 2006 and 2005, respectively	(3,893)	(21,223)	(28,456)
Adjustment for initial adoption of SFAS 158, net of taxes of $22,444	(38,163)	—	—

Total accumulated other comprehensive income	$40,502	$25,482	$(7,767)

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

The company has identified certain facilities for which it has plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos or has plans or expectation of plans to exit a facility. In addition, the company has determined that all facilities have some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, the company applies certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the reliance on third-party asbestos abatement specialists to estimate the costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.

The company adopted FIN 47 on December 2, 2006 and recorded a charge of $742, net of tax, as the cumulative effect of accounting change in the Consolidated Statements of Income. In conjunction with the adoption, the company recorded conditional asset retirement obligations of $1,416 as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities. At December 1, 2007 the asset retirement obligation liability was $1,604.

Note 6:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of December 1, 2007 and December 2, 2006, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions and divestitures (see Note 2).

	2007	2006
North America	$124,293	$122,309
Europe	46,731	42,888
Latin America	5,020	4,624
Asia Pacific	8,616	7,325

Total	$184,660	$177,146

Additional details on the goodwill balance for 2007 and 2006 follow.

	2007	2006
Balance at beginning of year	$177,146	$58,083
Carolina Polymers’ acquisition (Note 2)	442	1,782
Henkel KGaA’s insulating glass sealant business acquisition (Note 2)	—	14,971
Roanoke Companies Group, Inc. acquisition (Note 2)	—	94,769
Sale of North America product line	—	(40)
Currency effect	7,072	7,581

Balance at end of year	$184,660	$177,146

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 1, 2007:
Original cost	$30,291	$148,231	$17,320	$195,842
Accumulated amortization	(19,894)	(12,784)	(4,699)	(37,377)

Net identifiable intangibles	$10,397	$135,447	$12,621	$158,465

Weighted average useful lives (in years)	11	19	14	18

As of December 2, 2006:
Original cost	$30,324	$148,309	$17,574	$196,207
Accumulated amortization	(17,694)	(6,319)	(1,859)	(25,872)

Net identifiable intangibles	$12,630	$141,990	$15,715	$170,335

Weighted average useful lives (in years)	11	19	14	18

Amortization expense with respect to amortizable intangible assets was $14,009, $8,975 and $2,743 in 2007, 2006 and 2005, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2008	2009	2010	2011	2012	Thereafter
Amortization Expense	$11,864	$11,594	$10,427	$9,701	$9,626	$105,253

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at December 1, 2007 and December 2, 2006 totaling $994 and $1,599, respectively, relate to the trademarks / trade names as disclosed in Note 2 to the Consolidated Financial Statements and, for only 2006, to the minimum pension liability intangible asset shown in the tables in Note 10.

Note 7:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $10,608 at December 1, 2007. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 9.5 percent, 7.5 percent and 7.8 percent in 2007, 2006 and 2005, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 1, 2007.

Long-Term Debt

Long-term Debt, Including Capital Lease Obligations	Weighted- Average Interest Rate at December 1, 2007	Maturity Date	2007	2006
U.S. dollar obligations:
Senior notes	6.89%	2008-2010	$87,000	$112,000
Revolving credit line	—	2010	—	62,000
Term Loan	5.38%	2010-2013	75,000	75,000

Total long-term debt			162,000	249,000

Less: current installments			(25,000)	(25,000)

Total			$137,000	$224,000

Long-term debt had an estimated fair value of $143,731 and $228,046 as of December 1, 2007 and December 2, 2006, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. Effective December 19, 2007, subsequent to the close of fiscal year 2007, the company entered into an interest rate swap agreement whereby the interest rate on the term loan will be fixed at 4.984% during fiscal 2008.

Lines of Credit

As of December 1, 2007, lines of credit were as follows:

Term	Committed	Drawn	Unused
Short-Term	$—	$—	$—
Long-term	250,000	—	250,000

Total	$250,000	$—	$250,000

A revolving credit agreement with a consortium of financial institutions accounted for $250,000 of the committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $375,000. Exercise of the accordion feature requires the approval of the consortium of financial institutions. At the company’s option, interest is payable at the London Interbank Offered Rate plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010. In the first quarter of 2007, the company paid off the $62,000 drawn on the line that was outstanding at December 2, 2006. There were no amounts outstanding on the line as of December 1, 2007.

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any “consolidated group” for income tax purposes other than with its subsidiaries. At December 1, 2007 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$25,000	$25,000	$42,625	$22,500	$24,375	$22,500

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000. The shelf registration will expire on December 1, 2008.

Note 8:    Income Taxes

Income From Continuing Operations Before Income Taxes, Minority Interests, Income From Equity Investments and Cumulative Effect of Accounting Change	2007	2006	2005
United States	$59,057	$20,260	$28,625
Non-U.S.	77,830	73,778	44,775

Total	$136,887	$94,038	$73,400

Components of the Provision for Income Taxes
Current:
U.S. federal	$12,758	$7,868	$5,854
State	1,947	769	1,825
Non-U.S.	20,869	21,893	16,393

	35,574	30,530	24,072

Deferred:
U.S. federal	88	(5,535)	(2,236)
State	(140)	(1,692)	(909)
Non-U.S.	2,190	(1,248)	(145)

	2,138	(8,475)	(3,290)

Total	$37,712	$22,055	$20,782

The 2006 U.S. current and deferred provision amounts above include the settlement of an IRS audit and the impact on open years.

Reconciliation of Effective Income Tax Rate	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.7	1.3
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	3.3	1.1	1.1
Foreign tax credits	(3.8)	(1.9)	(2.1)
Non-U.S. taxes	(5.3)	(4.6)	1.0
Interest income not taxable in the U.S.	(1.8)	(2.6)	(3.0)
Other tax credits	(0.4)	(1.2)	(3.7)
Impact of audit settlements[1]	—	(1.4)	—
Other	(0.3)	(1.6)	(1.3)

Total	27.5%	23.5%	28.3%

1	Benefit from the settlement of an IRS audit and the impact on open years was $1,302 in 2006.

Deferred Income Tax Balances at Each Year-end Related to	2007	2006
Depreciation and amortization	$(22,304)	$(24,157)
Asset valuation allowances	1,569	1,607
Accrued expenses currently not deductible:
Employee benefit costs	35,335	16,936
Product and other claims	1,195	1,567
Tax loss carryforwards	11,154	14,881
Other	3,017	6,356

	29,966	17,190
Valuation allowance	(8,390)	(7,356)

Net deferred tax assets	$21,576	$9,834

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to minimum pension liability adjustments.

Net Deferred Taxes as Presented on the Consolidated Balance Sheets	2007	2006
Deferred tax assets:
Current	$9,856	$10,492
Non-current	27,997	9,692
Deferred tax liabilities:
Current	(1,281)	(1,023)
Non-current	(14,996)	(9,327)

Net deferred tax assets	$21,576	$9,834

Valuation allowances relate to foreign tax loss carryforwards and U.S. state tax loss carryforwards where the future potential benefits do not meet the more likely than not realization test. The increase in the valuation allowance during the year ended December 1, 2007, is primarily due to the impact of currency exchange rate changes on the foreign tax loss carryforwards and changes to the amounts of foreign tax loss carryforwards.

U.S. income taxes have not been provided on approximately $263,759 of undistributed earnings of non-U.S. subsidiaries. The company intends to indefinitely reinvest these undistributed earnings. If any portion, however were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, cumulative tax losses of $40,269 are carried as net operating losses in nine different countries. These losses can be carried forward to offset income tax liability on future income in those countries. Cumulative losses of $39,432 can be carried forward indefinitely, while the remaining $837 must be used during the 2008-2012 period.

Note 9:    Stockholders’ Equity

Preferred Stock:    The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 57,436,515 and 59,931,766 shares issued and outstanding at December 1, 2007 and December 2, 2006, respectively. Dividends of $0.2560, $0.24875 and $0.24125 per share were declared and paid in 2007, 2006 and 2005, respectively.

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

On July 11, 2007, the Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common shares. Under the program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The source of funding for the program is cash held in the United States. The timing of repurchases is dependent on price, market conditions and applicable regulatory requirements. As of December 1, 2007, 3,544,272 shares were repurchased and approximately $53 thousand remained authorized to repurchase shares. In the first quarter of 2008, the remaining $53 thousand in shares were repurchased and the share repurchase program was completed.

Common Shares Outstanding	2007	2006	2005
Beginning balance	59,931,766	58,369,508	57,282,074
Stock options exercised	1,017,041	1,542,664	654,468
Deferred compensation paid	60,642	46,940	116,774
Restricted units vested	25,704	46,384	34,048
Restricted shares granted	91,257	12,474	372,214
Restricted shares forfeited	(9,464)	(12,522)	(68,676)
Shares withheld for taxes	(126,159)	(73,682)	(21,394)
Shares repurchased under repurchase plan	(3,554,272)	—	—

Ending balance	57,436,515	59,931,766	58,369,508

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

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000. The shelf registration will expire on December 1, 2008.

Note 10:    Pension and Postretirement Benefits

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on years of service and employees’ average compensation during their five highest out of the last ten years of service. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities. Other U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $4,772 and $5,236 in 2007 and 2006, respectively.

Effective December 1, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS 87. As a result of the application of SFAS 158 as of December 1, 2007, the company reversed assets of $2,651 and increased liabilities by $35,512. These liabilities were offset to accumulated other comprehensive income and deferred taxes. As a result of the implementation of SFAS 158, the company recognized an after-tax decrease in accumulated other comprehensive income of $5,333 and $8,385 for the U.S. and non-U.S. pension benefit plans, respectively, and $24,445 for the postretirement health care and life insurance benefit plan.

The following illustrates the adjustments to the balance sheet to record the funded status as of December 1, 2007:

	Before Adopting SFAS 158	Eliminate AML	Adjust to SFAS 158	Total Adjustments to adopt SFAS 158	After Adopting SFAS 158
Noncurrent benefit asset	$39,102	$—	$(24,558)	$(24,558)	$14,544
Intangible asset	537	(537)	—	(537)	—
Deferred tax asset	2,662	(1,960)	24,404	22,444	25,106
Current benefit liability	5,990	—	(3,815)	(3,815)	2,175
Noncurrent benefit liability	49,102	(6,391)	45,718	39,327	88,429
Accumulated other comprehensive income, net of tax	(5,332)	3,894	(42,057)	(38,163)	(43,495)
Accumulated other comprehensive income, pre-tax	(7,994)	5,853	(66,460)	(60,607)	(68,601)

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 1:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
Change in projected benefit obligation:	2007	2006	2007	2006	2007	2006
Benefit obligation, September 1 of prior year	$277,490	$280,262	$145,425	$128,833	$68,051	$71,583
Service cost	6,604	6,688	2,246	2,565	1,587	1,879
Interest cost	16,487	15,424	6,945	6,024	4,038	3,911
Participant contributions	—	—	200	272	843	722
Actuarial (gain)/loss	(14,335)	(14,459)	(14,534)	(4,616)	8,982	(3,485)
Other	—	—	(451)	147	756	(964)
Special termination benefits	—	2,794	—	—	—	—
Benefits paid	(19,834)	(13,219)	(5,954)	(4,803)	(5,973)	(5,595)
Currency change effect	—	—	10,543	17,004	—	—

Benefit obligation, August 31	266,412	277,490	144,420	145,426	78,284	68,051

Change in plan assets:
Fair value of plan assets, September 1 of prior year	230,341	223,978	77,752	57,623	44,315	45,272
Actual return on plan assets	35,677	18,253	11,033	10,566	5,480	3,494
Employer contributions	7,667	1,329	17,510	2,436	338	422
Participant contributions	—	—	200	272	843	722
Benefits paid[1]	(19,834)	(13,219)	(1,849)	(1,447)	(5,973)	(5,595)
Currency change effect	—	—	6,819	8,301	—	—

Fair value of plan assets, August 31	253,851	230,341	111,465	77,751	45,003	44,315
Fourth quarter contributions	336	350	1,319	17,133	1,081	98

Funded status, December 1	$(12,225)	$(46,799)	$(31,636)	$(50,542)	$(32,200)	$(23,638)

1	Amount excludes benefit payments made from sources other than plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Reconciliation of funded status as of fiscal year-end:
Funded status	N/A	$(47,149)	N/A	$(67,675)	N/A	$(23,736)
Unrecognized actuarial loss	N/A	43,269	N/A	34,183	N/A	41,243
Unrecognized prior service cost (benefit)	N/A	1,323	N/A	(51)	N/A	(6,937)
Unrecognized net transition obligation	N/A	—	N/A	60	N/A	—
Contributions between measurement date and fiscal year-end	N/A	350	N/A	17,133	N/A	97

Recognized amount	N/A	$(2,207)	N/A	$(16,350)	N/A	$10,667

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of fiscal year-end:	2007	2006	2007	2006
Prepaid benefit cost	N/A	$17,651	N/A	$4,937
Accrued benefit liability	N/A	(19,858)	N/A	(31,473)
Additional minimum liability	N/A	(5,691)	N/A	(14,887)
Intangible asset	N/A	693	N/A	—
Accumulated other comprehensive income—pretax	N/A	4,998	N/A	25,073

Recognized amount	N/A	$(2,207)	N/A	$(16,350)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:	2007	2006	2007	2006	2007	2006
Unrecognized actuarial loss	$10,203	N/A	$13,739	N/A	$45,278	N/A
Unrecognized prior service cost (benefit)	1,021	N/A	(52)	N/A	(5,203)	N/A
Unrecognized net transition obligation	—	N/A	43	N/A	—	N/A

Ending balance	$11,224	N/A	$13,730	N/A	$40,075	N/A

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
Statement of financial position as of fiscal year-end:	2007	2006	2007	2006	2007	2006
Non-current assets	$7,538	N/A	$8,654	N/A	$—	N/A
Accrued benefit cost
Current liabilities	(1,333)	N/A	(594)	N/A	(248)	N/A
Non-current liabilities	(18,430)	N/A	(39,518)	N/A	(31,951)	N/A

Ending balance	$(12,225)	N/A	$(31,458)	N/A	$(32,199)	N/A

Included in the above accrued benefit liability for the U.S. Plans in 2006 are $2,795 of charges accrued as a result of the former CEO’s Separation Agreement. This amount represents special one-time termination benefit charges incurred. See Notes 3 and 4 for additional discussion on the Separation Agreement.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 1, 2007 and December 2, 2006, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$266,412	$277,490	$91,580	$145,426	$20,099	$27,745	$91,580	$145,426
Accumulated benefit obligation	241,133	248,520	80,438	135,563	18,116	25,900	80,438	135,563
Fair value of plan assets	253,851	230,341	51,620	77,752	—	—	51,620	77,752

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Without Medicare Part D Subsidy	Expected Medicare Part D Subsidy
Employer contributions
2008	$1,333	$1,196	$—	$—
Expected benefit payments
2008	$13,648	$5,507	$5,905	$459
2009	13,916	5,700	6,113	525
2010	14,254	5,964	6,370	582
2011	14,763	6,383	6,645	636
2012	15,330	6,667	6,757	706
2013-2017	88,881	38,627	35,915	4,513

Components of net periodic benefit cost and other supplemental information for the years ended December 1, 2007, December 2, 2006, December 3, 2005 follow:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Postretirement Benefits
Net periodic cost (benefit):	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$6,604	$6,688	$6,109	$2,246	$2,564	$2,017	$1,587	$1,879	$2,063
Interest cost	16,487	15,424	14,774	6,945	6,024	5,916	4,038	3,911	4,227
Expected return on assets	(19,274)	(18,891)	(20,610)	(8,242)	(5,160)	(4,189)	(3,683)	(3,766)	(3,832)
Amortization:
Prior service cost	302	421	491	(4)	(4)	8	(1,734)	(2,217)	(1,295)
Actuarial (gain)/ loss	2,328	5,085	1,676	1,191	1,959	1,070	3,150	3,397	3,627
Transition amount	—	—	—	10	35	40	—	—	—
Curtailment (gain)/loss	—	—	—	—	—	—	—	133	—
Special recognition expense[1]	—	2,795	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$6,447	$11,522	$2,440	$2,146	$5,418	$4,862	$3,358	$3,337	$4,790

1	Charges accrued as a result of the former CEO’s Separation Agreement.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of December 1, 2007
Amortization of transition (asset) obligation	$—	$7	$—
Amortization of prior service cost (benefit)	302	(4)	(922)
Amortization of net actuarial (gain) loss	166	199	3,730

	$468	$202	$2,808

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2007 and 2006 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2007	2007	2006	2007	2007	2006	2007	2007	2006
Equity securities	80.0%	84.6%	91.6%	96.9%	98.1%	97.8%	100%	98.4%	98.6%
Fixed Income	20.0%	15.4%	8.4%	3.1%	1.9%	2.2%	—	1.6%	1.4%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The company’s investment strategy for U.S. plans is to pursue an asset allocation strategy with heavy emphasis on the domestic and international equity markets. Periodically the company examines the position of its portfolio relative to the efficient frontier to adjust its asset allocation targets appropriately. The expected long-term rate of return on these plans was 9.0 percent in 2007 and 9.75 percent in 2006.

In August 2006, the company began a process to diversify its U.S. pension asset portfolio. As of December 1, 2007, approximately 85 percent of the reinvestment process was completed. At the end of this process, 100 percent of the portfolio will be reinvested with each reinvestment reflecting a target asset allocation of approximately 80 percent equities and 20 percent fixed income securities. This process is expected to be completed by August 31, 2008.

The company’s investment strategy for the non-U.S. plans is to pursue an asset allocation strategy with an emphasis on the equity markets of the specific country of the plan or a country’s economic zone (e.g. the euro zone). The expected weighted-average long-term rate of return on these plans was 6.60 percent in 2007 and 8.38 percent in 2006.

The company’s investment strategy for other postretirement plans is to pursue an asset allocation strategy with heavy emphasis on the equity markets. Given the nature of the investment vehicle, passive (indexed) portfolios are preferred. The expected long-term rate of return on these plans was 8.75 percent in 2007 and 2006.

Weighted-average assumptions used to determine benefit obligations	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	6.00%	5.50%	5.46%	4.68%	4.38%	6.25%	6.00%	5.50%
Rate of compensation increase	5.00%	4.29%	4.24%	3.32%	3.03%	3.03%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.50%	5.75%	4.68%	4.38%	5.47%	6.00%	5.50%	5.75%
Expected return on plan assets	9.00%	9.75%	9.75%	8.55%	8.38%	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	4.22%	4.24%	4.02%	3.32%	3.03%	3.03%	N/A	N/A	N/A

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

Assumed health care trend rates	2007	2006	2005
Health care cost trend rate assumed for next year	8.85%	6.35%	6.85%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.85%	4.85%
Fiscal year that the rate reaches the ultimate trend rate	2015	2009	2009

The rate of increase in health care cost levels is expected to be 9.0 percent in the year 2008. Beginning in 2005, the company dollar contribution for retiree medical coverage will remain fixed at the 2004 level for employees who retired in 2005 or later.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the December 2, 2006 service and interest cost and the accumulated postretirement benefit obligation at December 1, 2007:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components – annual	$573	$(464)
Effect on accumulated postretirement benefit obligation	$6,599	$(5,601)

Note 11:    Financial Instruments

Forward foreign currency contracts as of December 1, 2007, mature between December 3, 2007 and July 7, 2008. These contracts represent economic hedges of intercompany and third party transactions denominated in non-functional currencies (primarily pound sterling and euro). The mark-to-market associated with these contracts was a net loss of $796 and $2,792 in 2007 and 2006, respectively, and a net gain of $1,259 in 2005. These net losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 1, 2007 and December 2, 2006, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that will be made in each of the years indicated based on operating leases in effect at December 1, 2007 are:

Fiscal Year	2008	2009	2010	2011	2012	Later years	Total Minimum Lease Payments
Operating Leases	$5,679	$3,710	$2,168	$1,042	$643	$262	$13,504

Rental expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $7,984, $8,904 and $12,526 in 2007, 2006 and 2005, respectively.

Servicing Agreement:    In 2005, the company engaged Accenture LLP to assist in delivering Information Technology more effectively and at a reduced cost. The contract runs through 2015. Prior to the company’s engagement of Accenture, a significant portion of these costs were incurred as part of normal operations. Actual expenditures under the Accenture agreement for the years ended December 1, 2007 and December 2, 2006 were $17,313 and $19,669, respectively. Of the costs incurred, $1,192 and $3,914 were capitalized in 2007 and 2006, respectively. The future contractual obligations to Accenture that will have to be made in each of the years indicated based on the contract in place at December 1, 2007 are:

Fiscal Year	2008	2009	2010	2011	2012	Later years	Total Contractual Obligations
Servicing Agreement	$14,448	$13,140	$12,204	$12,204	$12,084	$35,244	$99,324

Environmental:    From time to time, the company is identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including an investigation and remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of December 1, 2007, $1,966 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of December 1, 2007, the company had recorded $3,586 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

Because of the uncertainties described above, the company cannot accurately estimate the cost of resolving pending and future environmental matters impacting the company. While uncertainties exist with respect to the amounts and timing of the company’s ultimate environmental liabilities, based on currently available information, management does not believe that these matters, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of December 1, 2007, the company’s subsidiary was a defendant in approximately 15 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of December 1, 2007, the company had recorded $1,062 for the probable liabilities and $318 for insurance recoveries for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

EIFS-related liabilities include amounts for pending lawsuits and claims as well as unasserted claims. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued for the unasserted claims are based primarily on historical experience. Because of the many uncertainties involved with litigation, management has concluded that it is not possible to estimate a range of loss, if any, that would exceed the historical experience-based accrual.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended December 1, 2007	Year Ended December 2, 2006	Year Ended December 3, 2005
Lawsuits and claims at beginning of year	29	75	94
New lawsuits and claims asserted	5	9	29
Lawsuits and claims settled	(11)	(55)	(40)
Lawsuits and claims dismissed	(8)	—	(8)

Lawsuits and claims at end of year	15	29	75

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	Year Ended December 1, 2007	Year Ended December 2, 2006	Year Ended December 3, 2005
Settlements reached	$283	$5,989	$2,618
Defense costs incurred	$843	$2,507	$3,324
Insurance payments received or expected to be received	$580	$3,492	$2,276

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

Based on currently available information, management does not believe that the ultimate outcome of any pending legal proceedings and claims related to this product line, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the company’s results of operations or cash flows in one or more future quarters. Given the numerous uncertainties surrounding litigation and the projection of future events, such as the number of new claims to be filed each year and the average cost of disposing of each such claim, the actual costs could be higher or lower than the current estimated reserves or insurance recoveries.

The company and/or its subsidiaries have been named as defendants in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party has continued to defend and pay settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company. As discussed below, during the fourth quarter of 2007, the company and a group of other defendants, including the third party obligated to indemnify the company against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

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

During the year ended December 1, 2007, the company settled six asbestos-related lawsuits for $405. The company’s insurers have paid or are expected to pay $292 of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4,600 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1,500 based on a probable liability of $4,600. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4,329 and recorded a receivable of $1,411 million.

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

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of December 1, 2007, the company had recorded $4,329 for probable liabilities and $1,411 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, the company cannot reasonably estimate the cost of resolving pending and future asbestos-related claims against the company. Based on currently available information, the company does not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on the company’s long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the company’s results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, the company is involved in other claims or legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

Note 13:    Staff Accounting Bulletin 108 (SAB 108)

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

Deferred Revenue on Shipments with Freight Claim Exposure:    The company adjusted its beginning retained earnings for fiscal 2006 related to an historical difference in accounting for revenue deferral on pre-2004 shipments to customers for which the company retained the risk of loss due to freight claim exposure. This adjustment of $585, net of tax of $256, reflects the related retained earnings effect on pre-2004 shipments which were incorrectly recorded in long-term liabilities.

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

Tax Accounting Adjustments:    The company adjusted its beginning retained earnings for fiscal 2006 for an historical misstatement in current and deferred taxes payable related to unreconciled differences in detailed records supporting the deferred tax assets and current taxes payable totaling $520 and an unrecorded tax benefit of $561 related to the Medicare Part D subsidy. This resulted in an overstatement of current liabilities of $520 and long-term liabilities of $561.

The cumulative effect of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

debit / (credit)
Description	Current Assets	Current Liabilities	Noncurrent Liabilities	Retained Earnings
Investment-in-Affiliate Adjustment	$—	$—	$309	$(309)
Deferred Revenue on Shipments with Freight Claim Exposure	—	—	(585)	585
Consistent Application of Accounting for Sales Allowances	(454)	—	—	454
Tax Accounting Adjustments	—	520	561	(1,081)

Total	$(454)	$520	$285	$(351)

Note 14:    Operating Segment Information

During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The company’s operations are now managed through four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents have been appointed that report directly to the Chief Executive Officer and are accountable for the financial results of the entire region.

The company conducted an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to determine its reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions. Therefore, the financial information disclosed in this section is now tailored to the four regions. Certain reclassifications to 2006 and 2005 information, as previously reported, have been made to conform to the new segment structure.

The conclusion of the SFAS 131 assessment that the four geographic regions are the company’s reportable segments was reached because it reflects the company’s internal management and organizational structure. The Vice Presidents of each region are held accountable for, and are compensated based upon, the performance of the entire operating segment for which they are responsible. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment, except that, in the fourth quarter of 2006, $12,284 of charges related to a separation agreement with the company’s former Chief Executive Officer were not allocated between the segments.

Reportable operating segment financial information for all periods presented follows:

	2007	2006	2005
Net revenue:
North America	$663,683	$701,448	$669,057
Europe	408,987	358,512	328,210
Latin America	215,098	221,592	210,755
Asia Pacific	112,490	104,556	121,625

Total	$1,400,258	$1,386,108	$1,329,647

Inter-segment sales:
North America	$27,700	$24,064	$26,070
Europe	7,919	6,218	5,579
Latin America	1,260	2,391	2,348
Asia Pacific	940	9,812	12,274

Operating income:
North America	$83,788	$77,190	$64,033
Europe	41,102	24,933	13,902
Latin America	10,908	12,964	(2,022)
Asia Pacific	7,012	6,709	2,508
Corporate	—	(12,284)	—

Total	$142,810	$109,512	$78,421

Depreciation and amortization:
North America	$25,539	$21,792	$15,530
Europe	10,030	9,969	11,444
Latin America	4,332	5,135	5,090
Asia Pacific	2,033	1,784	2,037
Corporate	8,424	8,010	15,472

Total	$50,358	$46,690	$49,573

Total assets[1]:
North America	$525,106	$538,833	$216,905
Europe	320,057	303,335	276,538
Latin America	147,791	141,352	136,940
Asia Pacific	81,806	77,757	64,838
Corporate	288,950	331,708	283,454
Discontinued operations	892	85,486	128,882

Total	$1,364,602	$1,478,471	$1,107,557

Capital expenditures:
North America	$9,225	$8,510	$12,499
Europe	3,977	3,713	5,461
Latin America	2,910	1,216	1,919
Asia Pacific	1,484	1,108	1,123
Corporate	3,294	5,771	2,513

Total	$20,890	$20,318	$23,515

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

	2007	2006	2005
Operating income	$142,810	$109,512	$78,421
Gains from sales of assets	300	1,126	7,146
Interest expense	(12,725)	(16,959)	(12,345)
Other income, net	6,502	359	178

Income before income taxes, minority interests and income from equity investments	$136,887	$94,038	$73,400

	Property, Plant and Equipment
Geographic Areas	2007	2006	2005
North America	$150,104	$160,726	$146,422
Europe	84,145	82,003	75,927
Latin America	28,948	29,296	33,609
Asia Pacific	14,637	14,822	14,849

Total Company	$277,834	$286,847	$270,807

Note 15:    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2007				Total Year
	Q1	Q2	Q3	Q4
Net revenue	$333,354	$353,704	$352,253	$360,947	$1,400,258
Gross profit	99,665	105,381	106,334	107,323	418,703
Selling, general and administrative expenses	(71,639)	(69,027)	(67,450)	(67,777)	(275,893)

Income from continuing operations before cumulative effect of accounting change	18,671	24,860	26,843	30,770	101,144
Discontinued operations	2,149	2,407	1,523	(5,050)	1,029

Net income	$20,820	$27,267	$28,366	$25,720	$102,173

Basic Income per common share[1]
Continuing operations before accounting change	$0.31	$0.41	$0.44	$0.52	$1.69
Discontinued operations	$0.04	$0.04	$0.03	($0.09)	$0.02

Net income	$0.35	$0.45	$0.47	$0.44	$1.71

Diluted Income per share[1]
Continuing operations before accounting change	$0.31	$0.40	$0.44	$0.51	$1.66
Discontinued operations	$0.04	$0.04	$0.02	($0.08)	$0.02

Net income	$0.34	$0.44	$0.46	$0.43	$1.68

Weighted-average common shares outstanding
Basic	59,933	60,394	60,370	58,957	59,914
Diluted	61,212	61,465	61,357	59,930	60,991

	2006				Total Year
	Q1	Q2	Q3	Q4
Net revenue	$310,403	$347,283	$353,424	$374,998	$1,386,108
Gross profit	91,017	103,450	102,763	109,174	406,404
Selling, general and administrative expenses	(71,173)	(74,217)	(71,122)	(80,380)	(296,892)

Income from continuing operations before cumulative effect of accounting change	12,940	16,494	21,342	21,925	72,701
Discontinued operations	2,330	3,046	2,856	54,022	62,254
Cumulative effect of accounting change	—	—	—	(742)	(742)

Net income	$15,270	$19,540	$24,198	$75,205	$134,213

Basic Income per common share[1]
Continuing operations before accounting change	$0.22	$0.28	$0.36	$0.37	$1.24
Discontinued operations	$0.04	$0.05	$0.05	$0.91	$1.06
Cumulative effect of accounting change	—	—	—	($0.01)	($0.01)

Net income	$0.26	$0.33	$0.41	$1.27	$2.28

Diluted Income per share[1]
Continuing operations before accounting change	$0.22	$0.27	$0.35	$0.36	$1.21
Discontinued operations	$0.04	$0.05	$0.05	$0.89	$1.04
Cumulative effect of accounting change	—	—	—	($0.01)	($0.01)

Net income	$0.26	$0.32	$0.40	$1.24	$2.23

Weighted-average common shares outstanding
Basic	58,040	58,730	59,157	59,243	58,793
Diluted	59,154	60,193	60,281	60,633	60,065

[1]	Income per share amounts may not add due to rounding.

Note 16:    Subsequent Event

On January 24, 2008, the company’s Board of Directors authorized a new share repurchase program of up to $200 million of the company’s outstanding common shares. Under the program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the program is expected to be excess cash held in the United States and short-term debt financing. The timing of such repurchases will depend on price, market conditions and applicable regulatory requirements. The program does not require the company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and vice president, controller and interim chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and vice president, controller and interim chief financial officer concluded that, as of December 1, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of December 1, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 1, 2007, the company’s internal control over financial reporting is effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 44.

Item 9B.	Other Information

None.

PART III

It em 10.	Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 3, 2008 (the “2008 Proxy Statement”) are incorporated herein by reference.

The information contained at the end of Part I hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

The company’s Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Juliana Chugg, J. Michael Losh, Richard L. Marcantonio and Alfredo L. Rovira. The Board of Directors has determined that Mr. Losh is an “audit committee financial expert” as defined under the rules of the Securities Exchange Commission and that Mr. Losh and the other members of the Audit Committee are each independent as defined under the listing standards of the New York Stock Exchange.

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

The information under the heading “Executive Compensation” (excluding the section entitled “Compensation Committee Report”) and the section under the heading “Compensation Committee Interlocks and Insider Participation” contained in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Equity Compensation Plan Information” under “Proposal 3 – Approval of the Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan” contained in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” and the section under the heading “Executive Compensation” entitled “Executive Stock Purchase Loan Program” contained in the 2008 Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section under the heading “Ratification of Appointment of Auditors” entitled “Fees to the Independent Auditor” contained in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements

Documents filed as part of this report:

Consolidated Statements of Income for the years ended December 1, 2007, December 2, 2006 and December 3, 2005.

Consolidated Balance Sheets as of December 1, 2007 and December 2, 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 1, 2007, December 2, 2006 and December 3, 2005.

Consolidated Statements of Cash Flows for the years ended December 1, 2007, December 2, 2006 and December 3, 2005.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

	Item	Incorporation by Reference

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	First Amendment of H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan

*10.6	First Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.7	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.8	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibits 10.1 and 10.2 to the Current Report on Form 8-K dated December 19, 2007.

*10.9	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.10	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006.

*10.11	First Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)

*10.12	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

*10.15	Amendment to Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2007.

*10.17	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 6, 2007.

*10.18	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 6, 2007.

	Item	Incorporation by Reference

*10.19	H.B. Fuller Company Management Short-Term Incentive Plan

10.20	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

*10.21	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

10.22	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006.

10.24	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—James C. McCreary, Jr.

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James C. McCreary, Jr.

99	Quarterly Revenue and Operating Income by Segment

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(a)	See Exhibit Index and Exhibits attached to this Form 10-K.

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

Dated: January 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/S/ JAMES C. MCCREARY, JR. JAMES C. MCCREARY, JR.	Vice President, Controller and Interim Chief Financial Officer (Principal Financial Officer)

* LEE R. MITAU	Director, Chairman of the Board

* JULIANA L. CHUGG	Director

* KNUT KLEEDEHN	Director

* J. MICHAEL LOSH	Director

* RICHARD L. MARCANTONIO	Director

* ALFREDO L. ROVIRA	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT	Director

*By:	/s/ TIMOTHY J. KEENAN
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 30, 2008

EXHIBIT INDEX

	Item	Incorporation by Reference

2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 2, 2004.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10.1	H.B. Fuller Company 1992 Stock Incentive Plan	Exhibit 10(a) to the Annual Report on Form 10-K for the year ended November 30, 1992.

*10.2	H.B. Fuller Company Restricted Stock Plan	Exhibit 10(c) to the Annual Report on Form 10-K for the year ended November 30, 1993.

*10.4	H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 27, 2004.

*10.5	First Amendment of H.B. Fuller Company 2003 Directors’ Deferred Compensation Plan

*10.6	First Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.7	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.8	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibits 10.1 and 10.2 to the Current Report on Form 8-K dated December 19, 2007.

*10.9	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.10	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006.

*10.11	First Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)

	Item	Incorporation by Reference

*10.12	H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended November 30, 2002.

*10.13	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.14	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 1, 2007.

*10.15	Amendment to Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2007.

*10.17	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 6, 2007.

*10.18	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 6, 2007.

*10.19	H.B. Fuller Company Management Short-Term Incentive Plan

10.20	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

*10.21	Form of Employment Agreement signed by executive officers	Exhibit 10(e) to the Report on Form 10-K for the year ended November 30, 1990.

10.22	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006.

10.24	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007

12	Computation of Ratios

21	List of Subsidiaries

23.1	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James C. McCreary, Jr.

32.1	Form of 906 Certification – Michele Volpi

	Item	Incorporation by Reference

32.2	Form of 906 Certification - James C. McCreary, Jr.

99	Quarterly Revenue and Operating Income by Segment

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.