Form 10-Q
period 2008-03-01
FULLER H B CO
filed 2008-04-04
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 1, 2008

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 52,863,005 as of March 28, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Net revenue	$322,648	$333,354
Cost of sales	(231,131)	(233,689)

Gross profit	91,517	99,665
Selling, general and administrative expenses	(64,997)	(71,639)
Gains from sales of assets	3	87
Other income, net	1,266	1,368
Interest expense	(2,928)	(3,608)

Income from continuing operations before income taxes, minority interests, and income from equity investments	24,861	25,873
Income taxes	(7,210)	(7,527)
Minority interests in (income) loss of subsidiaries	83	(31)
Income from equity investments	479	356

Income from continuing operations	18,213	18,671
Income from discontinued operations	—	2,149

Net income	$18,213	$20,820

Basic income per common share[1]:
Continuing operations	$0.32	$0.31
Discontinued operations	—	0.04

Net Income	$0.32	$0.35

Diluted income per common share[1]:
Continuing operations	$0.32	$0.31
Discontinued operations	—	0.04

Net Income	$0.32	$0.34

Weighted-average shares outstanding:
Basic	56,682	59,933
Diluted	57,492	61,212

Dividends declared per common share	$0.06450	$0.06250

[1]	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 1, 2008	December 1, 2007
Assets
Current assets:
Cash and cash equivalents	$195,476	$246,358
Trade receivables	209,785	218,774
Allowance for sales and doubtful accounts	(6,163)	(6,297)
Inventories	153,256	137,564
Other current assets	48,402	38,659
Current assets of discontinued operations	892	892

Total current assets	601,648	635,950

Property, plant and equipment	803,499	791,160
Accumulated depreciation	(527,286)	(513,326)

Property, plant and equipment, net	276,213	277,834

Other assets	106,927	106,699
Goodwill	187,372	184,660
Other intangibles, net	157,153	159,459

Total assets	$1,329,313	$1,364,602

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$12,822	$10,608
Current installments of long-term debt	25,000	25,000
Trade payables	131,020	156,247
Accrued payroll / employee benefits	27,102	40,144
Other accrued expenses	29,955	33,057
Income taxes payable	20,171	16,904
Current liabilities of discontinued operations	675	15,875

Total current liabilities	246,745	297,835

Long-term debt, excluding current installments	177,000	137,000
Accrued pension liabilities	62,633	61,986
Other liabilities	74,202	65,731
Minority interests in consolidated subsidiaries	2,992	3,057

Total liabilities	563,572	565,609

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 54,640,777 and 57,436,515, for March 1, 2008 and December 1, 2007, respectively	54,641	57,437
Additional paid-in capital	—	17,356
Retained earnings	657,445	683,698
Accumulated other comprehensive income	53,655	40,502

Total stockholders’ equity	765,741	798,993

Total liabilities and stockholders’ equity	$1,329,313	$1,364,602

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Cash flows from operating activities from continuing operations:
Net income	$18,213	$20,820
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(2,149)
Depreciation	8,632	8,970
Amortization	3,058	4,873
Deferred income taxes	(440)	(270)
Gains from sales of assets	(3)	(87)
Share-based compensation	1,062	580
Excess tax benefit from share-based compensation	(367)	(1,273)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	10,908	23,385
Inventories	(13,554)	(11,194)
Other assets	(6,992)	(2,647)
Trade payables	(27,003)	(23,258)
Accrued payroll / employee benefits	(13,455)	(17,530)
Other accrued expenses	(4,639)	(7,270)
Income taxes payable	11,762	8,956
Accrued / prepaid pensions	(1,800)	503
Other liabilities	(642)	865
Other	3	1,180

Net cash (used in) provided by operating activities from continuing operations	(15,257)	4,454

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(3,313)	(6,708)
Proceeds from sale of property, plant and equipment	23	208

Net cash used in investing activities from continuing operations	(3,290)	(6,500)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	40,000	—
Repayment of long-term debt	—	(62,000)
Net proceeds from notes payable	2,191	434
Dividends paid	(3,644)	(3,792)
Proceeds from stock options exercised	303	9,152
Excess tax benefit from share-based compensation	367	1,273
Repurchases of common stock	(61,759)	(37)

Net cash used in financing activities from continuing operations	(22,542)	(54,970)

Effect of exchange rate changes	5,223	(1,302)

Net change in cash and cash equivalents from continuing operations	(35,866)	(58,318)
Cash used in operating activities of discontinued operations	(15,016)	(25,080)

Net change in cash and cash equivalents	(50,882)	(83,398)

Cash and cash equivalents at beginning of period	246,358	255,129

Cash and cash equivalents at end of period	$195,476	$171,731

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(unaudited)

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$15	$19
Cash paid for interest	$4,319	$6,144
Cash paid for income taxes	$14,727	$17,732

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 1, 2007 as filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of December 2, 2007, as further discussed in Note 11.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Effective December 1, 2007, the company adopted SFAS 158. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending November 28, 2009 for the company. See Note 6 for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 was effective for the company on December 2, 2007. The adoption of SFAS 159 did not have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2010. The company’s adoption of SFAS No. 141, beginning fiscal year 2010, will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the March 1, 2008 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,992 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

Note 2: Acquisitions and Divestitures

Acquisitions

Sekisui-Fuller Japan: In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. In exchange, H.B. Fuller received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000, which the company exercised during the third quarter of 2007 and paid on September 27, 2007. The additional 10 percent increased the company’s ownership in the joint venture from 40 percent to 50 percent. Due to the structure of the joint venture, the company continues to account for this investment using the equity method.

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in H.B. Fuller’s China subsidiaries and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at December 2, 2006 to $665. The option expired, unexercised, on October 1, 2007 and the remaining value of the option as of that date of $271 was removed from the liability and recorded into other income, net. H.B. Fuller continues to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Carolina Polymers’ polymer and adhesive technology: On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs. Based on preliminary valuation estimates, the company recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill. The acquisition was recorded in the North America operating segment. Carolina Polymers was entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007; however, the final valuation and earn-out calculation, which was completed in the third quarter of 2007, resulted in an earn-out payment of $1,124. This entire amount is considered additional purchase price and classified to goodwill. The company also incurred $31 of additional direct external costs in 2007. The total final purchase price was $6,154. Based on final valuations the company recorded $1,385 of current assets, $2,495 to intangibles, $50 to other non-current assets and $2,224 to goodwill.

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

Roanoke Companies Group, Inc.: On January 30, 2006, the company signed an asset purchase agreement, under which it agreed to acquire substantially all the assets of Roanoke Companies Group, Inc. and assume certain operating liabilities. On March 17, 2006, the acquisition was completed. Roanoke is a U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems. Roanoke is focused particularly on the retail home improvement market segment and is included in the company’s North America operating segment.

The total purchase price for the acquisition was $275,258, which included direct external acquisition costs of $744. In addition, if certain profitability thresholds were met, members of Roanoke’s senior management could have received additional cash consideration of up to $15,000 (in total), which would have been paid out over a two-year period. Based on management’s review of those profitability thresholds, no amounts have been paid out or accrued as of March 1, 2008 and the company does not expect to make any payments in the future.

The company funded the transaction with $80,258 in existing cash and $195,000 in new debt. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature. $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. The escrow was originally scheduled to expire in March 2008, subject to any indemnification claims made by the company. In the first quarter of 2008, the company asserted indemnification and other claims against the sellers of the Roanoke business in an amount in excess of the $15,000 escrow and, therefore, the escrow continues to remain in place.

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

The company does not have any significant continuing involvement in the operations after the divestiture. The company continues to produce a small percentage of product for the divested automotive business according to a supply agreement. Terms of the supply agreement are at fair market value rates.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from its automotive business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results of this business are presented in the “Income from discontinued operations” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in the North America operating segment.

Revenue and income from discontinued operations for the 13 weeks ended March 3, 2007 were as follows:

13 weeks ended March 3, 2007
Net revenue	$18,401

Income from operations	644
Other income, net	7
Income tax expense	(165)
Minority interests in (income) loss of subsidiaries	(9)
Income from equity investments	1,672

Net income from discontinued operations	$2,149

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the automotive business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of and minority interest in discontinued operations as March 3, 2008 and December 1, 2007 were as follows:

	March 3, 2008	December 1, 2007
Other current assets	27	27

Current assets of discontinued operations	27	27

Income taxes payable	—	15,200

Current liabilities of discontinued operations	—	15,200

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company reclassified the results from its powder coatings business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results and the gain associated with the sale of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, with operations in the United States and the United Kingdom, these results would have been reported in the North America and Europe operating segments.

The major classes of assets and liabilities of discontinued operations as March 3, 2008 and December 1, 2007 were as follows:

	March 1, 2008	December 1, 2007
Other current assets	865	865

Current assets of discontinued operations	865	865

Other accrued expenses	134	134
Income taxes payable	541	541

Current liabilities of discontinued operations	675	675

Note 3: Accounting for Share-Based Compensation

Overview: The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in the company’s Annual Report filed on Form 10-K as of December 1, 2007.

A summary of shares reserved and available by plan for issuance follows:

	Shares Reserved	Shares Available at March 1, 2008
Directors’ Deferred Compensation Plan	300,000	None
1998 Directors’ Stock Incentive Plan	800,000	456,193
Year 2000 Stock Incentive Plan	10,400,000	5,046,792
1992 Stock Incentive Plan	3,600,000	None
Key Employee Deferred Compensation Plan	400,000	72,177

Grant-Date Fair Value: The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the first quarter of 2008 and 2007 were calculated using the following assumptions:

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Expected life (in years)	5.0	5.9
Weighted-average expected volatility	35.63%	36.26%
Expected volatility	35.63%	34.42% - 37.35%
Risk-free interest rate	3.36%	4.64%
Expected dividend yield	1.00%	0.94%
Weighted-average fair value of grants	$8.89	$10.43

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 72 percent and 95 percent of its unvested outstanding options and restricted stock awards will vest, respectively. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense of $1,062 and $580 was included in the company’s Consolidated Statements of Income for the quarters ended March 1, 2008 and March 3, 2007, respectively. Included in these amounts were $591 and $695 of stock option expense, respectively. In 2007, total share-based compensation expense included $846 of favorable adjustments from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was $205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the quarters ended March 1, 2008 and March 3, 2007, there was $367 and $1,273, respectively, of excess tax benefit recognized.

Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts since adoption has increased the APIC Pool to $9,975.

As of March 1, 2008, there was $5,459 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.8 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,651, which is expected to be recognized over a weighted-average period of 2.3 years.

Share-based Activity

A summary of option activity as of March 1, 2008, and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2007	1,721,358	$16.44
Granted	372,947	26.65
Exercised	(20,884)	14.53
Forfeited or Cancelled	(32,329)	16.96

Outstanding at March 1, 2008	2,041,092	$18.32

The fair value of options granted during the first quarter of 2008 and 2007 was $3,317 and $4,241, respectively. Total intrinsic value of options exercised during the first quarter of 2008 and 2007 was $173 and $7,820, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the quarter ended March 1, 2008 and March 3, 2007 were $303 and $9,152, respectively.

The following table summarizes information concerning outstanding and exercisable options as of March 1, 2008:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	2.8	$9.31	$3,258	242,428	2.8	$9.31	$3,258
$10.01-$15.00	676,636	5.2	$13.72	$6,113	589,931	5.0	$13.61	$5,391
$15.01-$20.00	405,143	7.7	$16.30	$2,615	188,672	7.7	$16.21	$1,234
$20.01-$25.00	—	—	—	—	—	—	—	—
$25.01-$30.00	716,885	9.3	$26.84	—	78,349	8.8	$26.79	—

	2,041,092	6.9	$18.32	$11,986	1,099,380	5.2	$14.05	$9,883

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of March 1, 2008, and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2007	52,865	261,173	314,038	$18.44	1.8
Granted	26,964	66,560	93,524	26.65	3.0
Vested	(19,914)	(75,618)	(95,532)	14.29	—
Forfeited	(5,942)	(19,917)	(25,859)	18.79	1.0

Nonvested at March 1, 2008	53,973	232,198	286,171	$22.48	2.3

Total fair value of restricted stock vested during the first quarter of 2008 and 2007 was $2,293 and $205, respectively. The total fair value of nonvested restricted stock at March 1, 2008 was $6,510.

The company repurchased 27,780 and 1,444 restricted stock shares during the first quarter of 2008 and the first quarter of 2007, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company estimates that approximately 2,750 restricted stock shares will be repurchased in fiscal 2008.

A summary of deferred compensation unit activity as of March 1, 2008, and changes during the 13 weeks then ended is presented below:

	Non- employee Directors	Employees	Total
Units outstanding December 1, 2007	212,695	109,376	322,071
Participant contributions	5,804	7,429	13,233
Company match contributions	770	855	1,625
Payouts	(1,922)	(6,941)	(8,863)

Units outstanding March 1, 2008	217,347	110,719	328,066

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Weighted-average common shares – basic	56,682,381	59,933,376
Equivalent shares from share-based compensation plans	809,617	1,279,042

Weighted-average common and common equivalent shares – diluted	57,491,998	61,212,418

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

Options to purchase 716,107 and 369,611 shares of common stock at the weighted-average exercise price of $26.70 and $26.38 for the 13 week periods ended March 1, 2008 and March 3, 2007, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follows:

	13 Weeks Ended
Total Comprehensive Income	March 1, 2008	March 3, 2007
Net income	$18,213	$20,820
Other comprehensive income
Foreign currency translation	13,856	(3,612)
Loss on interest rate hedging instruments	(703)	—

Total comprehensive income	$31,366	$17,208

The components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	March 1, 2008	December 1, 2007
Foreign currency translation adjustment	$96,414	$82,558
Pension adjustment, net of taxes of $24,404	(42,056)	(42,056)
Loss on interest rate hedging instruments	(703)	—

Total accumulated other comprehensive income	$53,655	$40,502

Note 6: Components of Net Periodic Benefit Cost related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended March 1, 2008 and March 3, 2007
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net periodic cost (benefit):	2008	2007	2008	2007	2008	2007
Service cost	$1,432	$1,651	$286	$661	$364	$397
Interest cost	4,148	4,122	1,946	1,694	1,204	1,010
Expected return on assets	(6,212)	(4,819)	(2,242)	(1,876)	(972)	(921)
Amortization:
Prior service cost	76	76	—	(1)	(231)	(433)
Actuarial loss	41	582	54	342	933	787
Transition amount	—	—	5	5	—	—

Net periodic benefit cost (benefit)	$(515)	$1,612	$49	$825	$1,298	$840

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

Note 7: Inventories: The composition of inventories follows:

	March 1, 2008	December 1, 2007
Raw materials	$72,467	$64,897
Finished goods	99,149	90,772
LIFO reserve	(18,360)	(18,105)

Total Inventories	$153,256	$137,564

Note 8: Derivatives

Foreign currency derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods in which the derivative instruments were outstanding. Management does not enter into any speculative positions with regard to derivative instruments.

As of March 1, 2008, the company had forward foreign currency contracts maturing between March 3, 2008 and September 11, 2008. The mark-to-market effect associated with these contracts was net unrealized gain of $12 at March 1, 2008.

On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covers the notional amount of $75,000 at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $1,152 at March 1, 2008 and is included in other accrued expenses in the consolidated balance sheet.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of March 1, 2008, $1,561 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of March 1, 2008, the company had recorded $3,088 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of March 1, 2008, the company’s subsidiary was a defendant in approximately 16 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of March 1, 2008, the company had recorded $1,079 for the probable liabilities and $299 for insurance recoveries for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	13 weeks Ended March 1, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	1	5
Lawsuits and claims settled	—	(11)
Lawsuits and claims dismissed	—	(8)

Lawsuits and claims at end of period	16	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	13 weeks Ended March 1, 2008	Year Ended December 1, 2007
Settlements reached	$—	$283
Defense costs incurred	$183	$843
Insurance payments received or expected to be received	$400	$580

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

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

During the quarter ended March 1, 2008, the company settled two asbestos-related lawsuits for $93. The company’s insurers have paid or are expected to pay $61 of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4,600 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1,900 based on a probable liability of $4,600. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4,366 and recorded a receivable of $1,799 million.

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

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 1, 2008, the company had recorded $4,840 for probable liabilities and $2,158 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

In addition to product liability claims discussed above, the company is involved in other claims and legal proceedings related to its products, which it believes are not out of the ordinary in a business of the type and size in which it is engaged.

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

The company conducted an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (SFAS 131) to determine its reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions. Therefore, the financial information disclosed in this section is now tailored to the four regions. Certain reclassifications to 2007 information, as previously reported, have been made to conform to the new segment structure.

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

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment. Segment data for the quarter follows:

	13 Weeks Ended
	March 1, 2008			March 3, 2007
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$138,639	$7,358	$15,767	$157,226	$6,569	$15,359
Europe	99,598	2,494	8,085	95,418	1,959	7,998
Latin America	55,747	566	1,225	54,918	252	3,271
Asia Pacific	28,664	35	1,443	25,792	219	1,398

Total	$322,648		$26,520	$333,354		$28,026

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended
	March 1, 2008	March 3, 2007
Operating income from continuing operations	$26,520	$28,026
Gains from sales of assets	3	87
Other income, net	1,266	1,368
Interest expense	(2,928)	(3,608)

Income from continuing operations before income taxes, minority interests, and income from equity investments	24,861	25,873

Note 11: Income Taxes

The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 2, 2007. There was no cumulative effect to the December 2, 2007 balance of retained earnings as a result of adopting FIN 48. As of the date of adoption, the company’s gross unrecognized tax benefits totaled $11.4 million. If recognized, $8.2 million would favorably impact the company’s effective tax rate. Consistent with the provisions of FIN 48, the company reclassified the reserves for uncertain tax positions from current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

The company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is no longer subject to U.S. federal tax examinations for years before 2004 and subsequent years are not currently under examination. The company has ongoing state and foreign income tax examinations in certain jurisdictions for years prior to and after 2004. However, the company does not anticipate any adjustments that would result in a material change to its financial position.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included in the gross unrecognized tax benefits of $11.4 million as of December 2, 2007 was approximately $2.5 million for accrued interest and penalties of which $1.9 million would favorably impact the company’s effective tax rate if recognized. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of future income tax expense.

The company does not anticipate that total unrecognized tax benefits will change significantly within 12 months of the date of adoption.

Note 12: Share Repurchase Program

On January 24, 2008, the Board of Directors authorized a new share repurchase program of up to $200 million of the company’s outstanding common shares after having just completed a $100 million stock buyback program authorized July 11, 2007. Under the new program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the new program is expected to be excess cash held in the United States and debt financing. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, the company reduces its common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital is exhausted, the excess will reduce retained earnings.

In the first quarter of 2008, the company purchased common shares in the amount of $61.1 million under the new program. Of this amount, $2.9 million reduced common stock, $19.4 million reduced additional paid in capital to zero and the remaining $38.8 million reduced retained earnings. Also in the first quarter of 2008, the July 11, 2007 repurchase program was completed with the repurchase of the remaining $53 thousand in shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the company’s Annual Report on Form 10-K for the year ended December 1, 2007 for important background information related to the company’s business.

Net income from continuing operations in the first quarter of 2008 of $18.2 million represented a 2.5 percent decrease from the first quarter of 2007. Lower sales volume and higher raw material costs were key contributors to the reduced net income as the gross profit margin declined 1.5 percentage points in the first quarter of 2008 as compared to the prior year. SG&A expense savings helped mitigate the negative effects on the gross profit margin. The SG&A savings were driven by reduced pension costs, reduced payroll-related expenses, lower amortization expense and overall strong cost controls. Net earnings per share from continuing operations on a diluted basis, was $0.32 in the first quarter of 2008 as compared to $0.31 in the first quarter of 2007. This increase in year-over-year EPS was driven by a 6.1 percent reduction in the weighted-average diluted shares for the quarter that resulted primarily from the company’s stock repurchase programs.

Results of Operations

Net Revenue:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Net revenue	$322.6	$333.4	(3.2)%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2008 compared to the first quarter of 2007:

( ) = Decrease	1st Qtr 2008 vs 2007
Product Pricing	0.4%
Sales Volume	(8.0)%
Currency	4.4%

Total	(3.2)%

Economic slowdown, particularly in North America, was a key factor in the reduced sales volume. The positive currency effects were driven mainly by the relative weakness of the U.S. dollar versus the euro. Other significant currency effects were realized due to the U.S. dollar’s weakness as compared to the Australian dollar, Canadian dollar and British pound. There was no impact from acquisitions or divestitures on the year-over-year net revenue variance. The divestiture of the automotive business in the fourth quarter of 2007 is included in Discontinued Operations.

Cost of Sales:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Cost of sales	$231.1	$233.7	(1.1)%
Percent of net revenue	71.6%	70.1%

The cost of sales decreased 1.1 percent from the first quarter of 2007. This represents the net effects of lower costs due to lower sales volume offset by higher raw material costs and increases due to foreign currency translation. The increase in the cost of sales as a percent of net revenue was driven mainly by raw material cost increases.

Gross Profit:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Gross Profit	$91.5	$99.7	(8.2)%
Percent of net revenue	28.4%	29.9%

The decline in the gross profit margin resulted primarily from increases in raw material costs exceeding the effects of selling price increases. Changes in the sales mix of business also contributed to the lower margin in 2008 as compared to 2007.

Selling, General and Administrative (SG&A) Expenses:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
SG&A	$65.0	$71.6	(9.3)%
Percent of net revenue	20.1%	21.5%

SG&A expenses decreased $6.6 million from the first quarter of 2007 in spite of currency effects that added an estimated $1.8—$2.0 million to the 2008 expenses. SG&A expense decreases resulted primarily from reductions in employee headcount, lower pension expenses and stringent cost controls throughout the company. Last year’s SG&A expenses included $1.7 million of accelerated amortization on a discontinued trade name.

Gains from Sales of Assets:

(In millions)	1st Qtr 2008	1st Qtr 2007
Gains from sales of assets	$0.0	$0.1

There were no significant asset sales in the first quarter of either 2008 or 2007.

Other Income, net:

(In millions)	1st Qtr 2008	1st Qtr 2007
Other income, net	$1.3	$1.4

Interest income increased $0.3 million in the first quarter of 2008 as compared to the first quarter of 2007. Several smaller items contributed to a net decrease of $0.4 million in other income, net in 2008 versus 2007.

Interest Expense:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Interest expense	$2.9	$3.6	(18.8)%

The year-over-year decline in interest expense was mainly due to lower average debt levels in 2008 as compared to last year.

Income Taxes:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Income taxes	$7.2	$7.5	(4.2)%
Effective tax rate	29.0%	29.1%

The effective tax rate of 29.0 percent in the first quarter of 2008 was slightly lower than 2007.

Minority Interests in (Income) Loss of Subsidiaries:

(In millions)	1st Qtr 2008	1st Qtr 2007
Minority interests in (income) loss of subsidiaries	$0.1	($0.0)

The minority interest (income) loss in the company’s China entities, of which the company owns 80 percent, was not significant in the first quarter of either 2008 or 2007.

Income from Equity Investments:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Income from equity investments	$0.5	$0.4	34.6%

The income from equity investments relates to the company’s 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The increase in 2008 versus 2007 was due primarily to the increase in the company’s ownership from 40 percent to 50 percent for 2008.

Income from Continuing Operations:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Income from continuing operations	$18.2	$18.7	(2.5)%
Percent of net revenue	5.6%	5.6%

The reduced income from continuing operations resulted primarily from the lower sales volume and higher raw material costs as compared to the first quarter of 2007. SG&A expense reductions were not enough to offset the gross profit reductions. The diluted earnings per share from continuing operations of $0.32 in 2008 compared to $0.31 in 2007. This increase was driven by the 6.1 percent reduction in the weighted-average number of diluted shares resulting from the stock repurchases that began in the third quarter of 2007.

Income from Discontinued Operations:

(In millions)	1st Qtr 2008	1st Qtr 2007
Income from discontinued operations	—	$2.1

The income from discontinued operations of $2.1 million in 2007 represents net income generated by the automotive business, net of tax, that was divested in the fourth quarter of 2007.

Net Income:

(In millions)	1st Qtr 2008	1st Qtr 2007	2008 vs 2007
Net Income	$18.2	$20.8	(12.5)%
Percent of net revenue	5.6%	6.2%

The diluted earnings per share were $0.32 and $0.34 in 2008 and 2007, respectively.

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

The company conducted an operating segment assessment in the second quarter of 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) to determine its reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions. Therefore, the financial information disclosed in this section is now tailored to the four regions with relevant financial information provided for the business components of each of the operating segments. Certain reclassifications to 2007 information, as previously reported, have been made to conform to the new segment structure.

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

Net Revenue by segment:

	13 Weeks Ended
	March 1, 2008		March 3, 2007
(In millions)	Net Revenue	% of Total	Net Revenue	% of Total
North America	$138.6	43%	$157.3	47%
Europe	99.6	31%	95.4	29%
Latin America	55.7	17%	54.9	16%
Asia Pacific	28.7	9%	25.8	8%

Total	$322.6	100%	$333.4	100%

Operating Income by segment:

	13 Weeks Ended
	March 1, 2008		March 3, 2007
(In millions)	Operating Income	% of Total	Operating Income	% of Total
North America	$15.8	60%	$15.3	55%
Europe	8.1	30%	8.0	28%
Latin America	1.2	5%	3.3	12%
Asia Pacific	1.4	5%	1.4	5%

Total	$26.5	100%	$28.0	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007
Operating income from continuing operations	$26.5	$28.0
Gains from sales of assets	—	0.1
Other income, net	1.3	1.4
Interest expense	(2.9)	(3.6)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$24.9	$25.9

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$84.9	$88.9	(4.4)%
Packaging Solutions	12.9	11.2	14.8%
Specialty Construction	31.1	44.8	(30.5)%
Insulating Glass	9.7	12.4	(21.4)%

Total North America	$138.6	$157.3	(11.8)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(5.2)%	12.8%	(30.5)%	(21.4)%	(12.4)%
Currency	0.8%	2.0%	—	—	0.6%

Total	(4.4)%	14.8%	(30.5)%	(21.4)%	(11.8)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$10.0	$10.7	(6.5)%
Packaging Solutions	4.3	2.9	47.3%
Specialty Construction	—	1.2	NMP
Insulating Glass	1.5	0.5	173.8%

Total North America	$15.8	$15.3	2.7%

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

Total North America

The slowdown in the North American construction-related end markets had a significant negative impact on the net revenue for the first quarter of 2008 as compared to 2007. Higher raw material costs driven by higher oil prices contributed to a lower gross profit margin. Despite the decline in net revenue and gross profit margin, operating income for the quarter increased 2.7 percent over the first quarter of 2007. Significant reductions in SG&A expenses were the reason for the increase in operating income.

Adhesives: Net revenue in the Adhesives component declined 4.4 percent in the first quarter as compared to last year. The economic slowdown and sales erosion in certain markets impacted the reduction in the adhesives net revenue. Higher raw material costs had a negative effect on the gross profit margin in the first quarter of 2008. The operating income margin was 11.7 percent in the first quarter of 2008 and 12.0 percent in the first quarter of 2007.

Packaging Solutions: The net revenue increase of 14.8 percent in the first quarter of 2008 was driven by sales volume gains. Sales to new customers were a key component in the net revenue increases. The higher sales volume was the key factor in the 47.3 percent improvement in operating income in 2008 versus 2007.

Specialty Construction: The Specialty Construction component has been heavily impacted by the slowdown in the U.S. housing and other construction markets. The economic slowdown and lost customers related to the 2006 Roanoke acquisition were the primary reasons for the year-over-year decrease in net revenue. The gross margin also declined as a result of the significantly lower sales volume. SG&A expenses decreased due to reduced headcount and in the first quarter of 2007 the SG&A expenses included $1.7 million of accelerated amortization expense on a particular trade name that was discontinued.

Insulating Glass: Sales volume decreased 22.7 percent in the first quarter of 2008 as compared to last year primarily due to the slowdown in U.S. housing starts. The insulating glass component’s primary business is selling to manufacturers of windows for residential construction. Despite the lower sales volume, operating income increased 174 percent over the first quarter due to significant reductions in SG&A expenses. The regional organization structure had a positive impact on the SG&A expenses of the insulating glass component as certain key positions were not directly replaced at the business component level.

Europe:

In the first quarter of 2008 the insulating glass business component was merged with the adhesives component. The Europe operating segment is now managed as one component. The following table reflects the net revenue and operating income of the Europe operating segment.

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Net Revenue	$99.6	$95.4	4.4%
Operating Income	$8.1	$8.0	1.1%

The following table provides details of Europe net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 weeks ended March 1, 2008 vs March 3, 2007 Total
Pricing/Sales Volume	(7.5)%
Currency	11.9%

Total	4.4%

Total Europe:

The stronger euro as compared to the U.S. dollar was the primary factor in the net revenue increase over last year. The lower sales volume and higher raw material costs resulted in a lower gross profit margin in the first quarter of 2008 as compared to last year. Significant reductions in SG&A expenses helped mitigate the gross profit shortfall. Operating income increased over the first quarter of 2007 primarily due to the positive foreign currency effects of an estimated $1.2 million. The operating income margin for the operating segment was 8.1 percent in the first quarter of 2008 and 8.4 percent in the first quarter of 2007.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$26.0	$28.0	(7.2)%
Paints	29.7	26.9	10.6%

Total Latin America	$55.7	$54.9	1.5%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended March 1, 2008 vs March 3, 2007
( ) = Decrease	Adhesives	Paints	Total
Pricing/Sales Volume	(7.2)%	10.6%	1.5%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$1.1	$1.5	(26.2)%
Paints	0.1	1.8	(93.3)%

Total Latin America	$1.2	$3.3	(62.5)%

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

Total Latin America: Net revenue in the first quarter of 2008 was 1.5 percent higher than first quarter of 2007. Net revenue increases in the paints component were partially offset by decreases in adhesives. The operating income for the operating segment decreased $2.1 million or 62.5 percent as compared to last year primarily due to the reduced operating income generated by the paints component.

Adhesives: The reduced net revenue in the adhesives component was attributed to sales erosion as volume losses exceeded sales volume gains. The operating income decrease in the first quarter as compared to last year was driven primarily by the reduced sales volume. The operating income margin was 4.3 percent in the first quarter of 2008 as compared to 5.4 percent last year.

Paints: The paints component had a net revenue increase of 10.6 percent in the first quarter as compared to last year however operating income decreased 93 percent. The sales volume was driven by increases in lower price/lower margin products that contributed to the reduction in operating income. Manufacturing and logistics changes were implemented that had an initial impact in the first quarter of increasing manufacturing costs as compared to last year. Higher raw material costs and SG&A expenses also contributed to the reduced operating income. The increase in SG&A expenses was driven by growth-related costs such as, marketing programs and sales commissions.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific segment.

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$22.4	$19.7	13.7%
Consumer	6.3	6.1	2.9%

Total Asia Pacific	$28.7	$25.8	11.1%

The following table provides details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended March 1, 2008 vs March 3, 2007
( ) = Decrease	Adhesives	Consumer	Total
Pricing/Sales Volume	5.1%	(9.3)%	1.6%
Currency	8.6%	12.2%	9.5%

Total	13.7%	2.9%	11.1%

The following table reflects the operating income by component of the Asia Pacific operating segment:

	13 Weeks Ended
(In millions)	March 1, 2008	March 3, 2007	2008 vs 2007
Adhesives	$1.1	$1.3	(19.5)%
Consumer	0.3	0.1	NMP

Total Asia Pacific	$1.4	$1.4	3.1%

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

Total Asia Pacific: Positive currency effects were the main driver of the net revenue increase in the first quarter of 2008 as compared to last year. The Australian dollar had the largest favorable impact. Operating income was even with last year as increases from the consumer component were offset by decreases in the adhesives component. SG&A expenses were higher in the first quarter of 2008 as the new regional management structure was not in place in the first quarter of 2007.

Adhesives: The adhesive component recorded positive sales volume growth of 5.3 percent in the first quarter, driven by new business growth in China. Gross margins improved with the increased volume however SG&A expenses also increased due to the additional regional infrastructure. The end result was a decrease in operating income of $0.2 million in the first quarter of 2008 as compared to last year.

Consumer: Sales volume decreased over 12 percent from last year’s first quarter primarily due to the change in the New Zealand market that transferred sales activities to a distributor. The first quarter of 2007 included the initial inventory build for the distributor. This New Zealand change accounted for approximately $1 million of reduction in the 2008 net revenue as compared to 2007. A favorable business mix and the positive currency effects resulted in an increase in operating income of $0.2 million in 2008 as compared to last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 1, 2008 were $195.5 million as compared to $246.4 million as of December 1, 2007. Total long and short-term debt was $214.8 million as of March 1, 2008 and $172.6 million as of December 1, 2007. During the first quarter of 2008 the company repurchased $61.8 million of its common stock, $61.1 million of which was per the repurchase program approved by the Board of Directors in January 2008. As a result of the share repurchases, the additional paid in capital on the consolidated balance sheet as of March 1, 2008 was reduced to zero. Therefore, an amount of $38.8 million in excess of the additional paid in capital balance was charged against retained earnings in the consolidated balance sheet as of March 1, 2008.

Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

The current installment of $25.0 million related to the company’s senior long-term debt is due on June 2, 2008. This amount will be paid using excess cash, cash generated during the second quarter of 2008 and if necessary, short term financing from the Revolving Credit Agreement.

At March 1, 2008, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2008.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	March 1, 2008	March 3, 2007
Net working capital as a percentage of annualized net revenue[1]	17.5%	14.4%
Accounts receivable DSO[2]	57 Days	55 Days
Inventory days on hand[3]	52 Days	49 Days
Free cash flow[4]	$(22.2) million	$(6.0) million
Debt capitalization ratio[5]	21.9%	19.7%

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

Another key metric introduced in 2007 was return on gross investment, or ROGI. The calculation is based on continuing operations and takes Gross Cash Flow divided by Gross Investment.

•

Gross Cash Flow is defined as: (Gross Profit less SG&A) less taxes at a non-GAAP standard rate of 29 percent plus depreciation and amortization expenses less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross Investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because management believes it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at March 1, 2008 was 9.0 percent as compared to 9.6 percent at December 1, 2007. Lower gross cash flow in the first quarter of 2008 as compared to the first quarter of 2007 contributed to the lower ROGI as well as a higher gross investment as of March 1, 2008 as compared to December 1, 2007.

The following table shows the ROGI calculation based on the company’s definition above compared to a calculation using all GAAP based data. Management believes use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

(in millions)	ROGI (Management calculation)	ROGI (GAAP based calculation)
Gross profit	410.5	410.5
Selling, general and administrative expenses	(269.2)	(269.2)

	141.3	141.3
Taxes[1]	(41.0)	(39.0)
Depreciation and amortization	48.2	48.2
Maintenance capital expenditures[2]	(18.0)	(17.5)

Gross Cash Flow	130.5	133.0
Gross Investment	1,452.0	1,452.0
Return on gross investment	9.0%	9.2%

1	The ROGI calculation for management measurement purposes uses a standard tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.

2	Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

(in millions)	1st Qtr 2008	1st Qtr 2007
Net cash (used in) provided by operating activities from continuing operations	$(15.3)	$4.5

Net income plus depreciation and amortization expense totaled $29.9 million in the first quarter of 2008 as compared to $32.5 million in the first quarter of 2007. Changes in net working capital accounted for a use of cash of $29.6 million and $11.1 million in the first quarter of 2008 and 2007, respectively. Changes in accounts receivable was a source of cash of $10.9 million in the first quarter of 2008 as compared to a $23.4 million source of cash in the first quarter of 2007. The two day increase in DSO in the first quarter of 2008 as compared to last year contributed to the reduced source of cash from accounts receivable. Changes in trade accounts payable accounted for $27.0 million of the decrease in cash generation in 2008 as compared to $23.3 million of decreases in 2007. The first quarter typically shows a significant decrease in accounts payable as business activity in the first quarter is significantly lower than in the fourth quarter. The sales volume decreases in the first quarter of 2008 also contributed to the lower accounts payable balance. Cash used for payouts of accrued compensation were $4.1 million less than in the first quarter of 2007.

Cash flows from Investing Activities from Continuing Operations:

(in millions)	1st Qtr 2008	1st Qtr 2007
Net cash used in investing activities from continuing operations	$(3.3)	$(6.5)

Purchases of property plant and equipment were $3.3 million in 2008 as compared to $6.7 million in 2007. The capital investment activity was lower than last year primarily due to the lower sales volumes. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash flows from Financing Activities from Continuing Operations:

(in millions)	1st Qtr 2008	1st Qtr 2007
Net cash used in financing activities from continuing operations	$(22.5)	$(55.0)

The cash used in financing from continuing operations in 2008 was mainly due to the $61.8 million of repurchases of common stock, partially offset by $40.0 million of new long-term debt borrowings. The higher 2007 financing activity was mainly due to the $62.0 million pay-off of the company’s line of credit. Cash generated from the exercise of stock options was $0.3 million in 2008, compared to $9.2 million in 2007. The higher 2007 cash generated from the exercise of stock options was mainly due to exercises by the former CEO and the former CFO as their departures required the exercise of certain stock option awards prior to the end of the first quarter. Cash dividends paid on common stock were $3.6 million and $3.8 million in 2008 and 2007, respectively.

Cash Flows from Discontinued Operations:

(in millions)	1st Qtr 2008	1st Qtr 2007
Cash used in operating activities of discontinued operations	$(15.0)	$(25.1)

Cash used in operating activities of discontinued operations represents the cash used in the operations of the automotive business in 2008 and powder coatings business in 2007. Cash used in the operating activities of discontinued operations in the first quarter of 2008 and 2007 is primarily comprised of income tax payments made in conjunction with the gain on disposal of discontinued operations and closing costs payments made associated with selling the businesses. The related costs were recorded in the fiscal years 2007 and 2006.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form

10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in the company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007, identify some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covers the notional amount of $75,000 at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $1,152 at March 1, 2008 and is included in other accrued expenses in the consolidated balance sheet.

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact, prior to entering into the swap agreement, on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of March 1, 2008 would be approximately $1.3 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 60 percent of net revenue was generated outside of the United States in the first three months of 2008. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2008, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.1 million.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer, plasticizers and wax. The majority of the company’s raw materials are petroleum/natural gas based derivatives. Under normal conditions, all of these raw materials are generally available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials; however, supply and demand pressures also have a significant impact.

The objective in sourcing raw materials is to generate the best total cost of ownership solutions for the business by successfully managing the cost, quality and service of supply. Strategic relationships with suppliers combined with risk mitigation strategies ensure the best possible supply stream and pricing. Contracts with many key suppliers limit price increases to increases in supplier raw material costs, while requiring decreases as supplier raw material costs decline. Contracts also limit the price increase frequency, but not the magnitude of the increase.

The weakening in the North American economy, supplier production shortages and higher petroleum prices have led to price increases and strained supply scenarios for several key derivatives of the company’s products. Management’s objective is to leverage the opportunity of having substitute raw materials approved for use wherever possible to minimize the impact of possible material shortages and/or price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of March 1, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of March 1, 2008, $1.6 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of March 1, 2008, the company had reserved $3.1 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of March 1, 2008, the company’s subsidiary was a defendant in approximately 16 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of March 1, 2008, the company had recorded $1.1 million for the probable EIFS-related liabilities and $0.3 million for insurance recoveries, for all remaining EIFS-related liabilities. The company continually reevaluates these amounts.

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

The rollforward of EIFS-related lawsuits and claims is as follows:

	13 Weeks Ended March 1, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	1	5

Lawsuits and claims settled	—	(11)
Lawsuits and claims dismissed	—	(8)

Lawsuits and claims at end of period	16	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(in thousands)	13 Weeks Ended March 1, 2008	Year Ended December 1, 2007
Settlements reached	$—	$283
Defense costs incurred	$183	$843
Insurance payments received or expected to be received	$400	$580

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

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. During 2005, the company and a number of its insurers entered into a cost-sharing agreement that provides for the allocation of defense costs, settlements and judgments among these insurers and the company in certain asbestos-related lawsuits. Under this agreement, the company is required to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. The cost-sharing agreement applies only to asbestos litigation involving the company that is not covered by the third-party indemnification arrangements.

During the quarter ended March 1, 2008, the company settled two asbestos-related lawsuits for $93 thousand. The company’s insurers have paid or are expected to pay $61 thousand of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4.6 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1.9 million based on a probable liability of $4.6 million. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4.4 million and recorded a receivable of $1.8 million.

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

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of March 1, 2008, the company had $4.8 million accrued for probable liabilities and $2.2 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

This Form 10-Q contains forward-looking statements concerning the company’s future programs, products, expenses, revenue, liquidity and cash needs as well as the company’s plans and strategies. These forward-looking statements are based on current expectations and the company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007. There have been no material changes in the risk factors disclosed by the company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 1, 2007.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. Information on the company’s purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
December 2, 2007 – January 5, 2008	21,459	$25.29	2,086	—
January 6, 2008 – February 2, 2008	226,953	$19.46	218,546	$195,735
February 3, 2008 – March 1, 2008	2,639,662	$21.52	2,639,662	$138,935

Repurchases of common stock are made to support the company’s stock-based employee compensation plans and for other corporate purposes. On January 24, 2008, the board of directors authorized a new share repurchase program of up to $200 million of the company’s outstanding common shares after just completing a $100 million stock buyback program, authorized July 11, 2007. Under the new program, the company, at management’s discretion, may repurchase shares for cash on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the new program is expected to be excess cash held in the United States and short-term debt financing. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. In the first quarter of 2008, the company repurchased common shares in the amount $61.1 million under the new program.

Also in the first quarter of 2008, the July 11, 2007 repurchase program was completed with the repurchase of the remaining $53 thousand in shares.

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above, and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock awarded by the company to employees. There were 27,780 shares withheld in the quarter to satisfy employee tax withholdings.

Item 6.

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Michele Volpi

31.2	Form of 302 Certification - James R. Giertz

32.1	Form of 906 Certification - Michele Volpi

32.2	Form of 906 Certification - James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 4, 2008	/s/ James R. Giertz
James R. Giertz
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios

31.1	Form of 302 Certification - Michele Volpi

31.2	Form of 302 Certification - James R. Giertz

32.1	Form of 906 Certification - Michele Volpi

32.2	Form of 906 Certification - James R. Giertz