Form 10-Q
period 2008-05-31
FULLER H B CO
filed 2008-07-02
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,430,171 as of June 27, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Net revenue	$356,765	$353,704	$679,413	$687,058
Cost of sales	(261,542)	(248,323)	(492,673)	(482,012)

Gross profit	95,223	105,381	186,740	205,046
Selling, general and administrative expenses	(62,795)	(69,027)	(127,792)	(140,666)
Gains from sales of assets	26	16	29	103
Other income, net	818	1,267	2,084	2,635
Interest expense	(3,942)	(3,181)	(6,870)	(6,789)

Income from continuing operations before income taxes, minority interests, and income from equity investments	29,330	34,456	54,191	60,329
Income taxes	(8,343)	(10,029)	(15,553)	(17,556)
Minority interests in (income) loss of subsidiaries	28	22	111	(9)
Income from equity investments	351	411	830	767

Income from continuing operations	21,366	24,860	39,579	43,531
Income from discontinued operations	—	2,407	—	4,556

Net income	$21,366	$27,267	$39,579	$48,087

Basic income per common share:
Continuing operations	$0.42	$0.41	$0.73	$0.72
Discontinued operations	—	0.04	—	0.08

Net Income	$0.42	$0.45	$0.73	$0.80

Diluted income per common share:
Continuing operations	$0.41	$0.40	$0.72	$0.71
Discontinued operations	—	0.04	—	0.07

Net Income	$0.41	$0.44	$0.72	$0.78

Weighted-average shares outstanding:
Basic	51,047	60,394	53,865	60,164
Diluted	51,819	61,465	54,655	61,339

Dividends declared per common share	$0.0660	$0.0645	$0.1305	$0.1270

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 31, 2008	December 1, 2007
Assets
Current assets:
Cash and cash equivalents	$212,478	$246,358
Trade receivables	221,801	218,774
Allowance for sales and doubtful accounts	(6,270)	(6,297)
Inventories	147,605	137,564
Other current assets	46,715	38,659
Current assets of discontinued operations	892	892

Total current assets	623,221	635,950

Property, plant and equipment, net	812,023	791,160
Accumulated depreciation	(537,770)	(513,326)

Property, plant and equipment, net	274,253	277,834

Other assets	109,338	106,699
Goodwill	189,112	184,660
Other intangibles, net	154,648	159,459

Total assets	$1,350,572	$1,364,602

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$10,830	$10,608
Current installments of long-term debt	25,000	25,000
Trade payables	133,923	156,247
Accrued payroll / employee benefits	30,732	40,144
Other accrued expenses	26,491	33,057
Income taxes payable	18,698	16,904
Current liabilities of discontinued operations	675	15,875

Total current liabilities	246,349	297,835

Long-term debt, excluding current installments	312,000	137,000
Accrued pension liabilities	59,013	61,986
Other liabilities	76,583	65,731
Minority interests in consolidated subsidiaries	2,935	3,057

Total liabilities	696,880	565,609

Commitments and contingencies
Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 48,433,208 and 57,436,515, for May 31, 2008 and December 1, 2007 respectively	48,433	57,437
Additional paid-in capital	—	17,356
Retained earnings	544,697	683,698
Accumulated other comprehensive income	60,562	40,502

Total stockholders’ equity	653,692	798,993

Total liabilities and stockholders’ equity	$1,350,572	$1,364,602

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 31, 2008	June 2, 2007
Cash flows from operating activities from continuing operations:
Net income	$39,579	$48,087
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(4,556)
Depreciation	17,283	17,922
Amortization	5,913	7,942
Deferred income taxes	31	(1,205)
Gains from sales of assets	(29)	(103)
Share-based compensation	1,950	1,439
Excess tax benefit from share-based compensation	(489)	(2,071)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	1,677	22,736
Inventories	(6,907)	(3,265)
Other assets	(7,850)	(231)
Trade payables	(25,189)	(19,367)
Accrued payroll / employee benefits	(10,066)	(13,559)
Other accrued expenses	(7,904)	(16,035)
Income taxes payable	10,049	11,262
Accrued / prepaid pensions	(4,173)	859
Other liabilities	(563)	2,862
Other	(724)	5,786

Net cash provided by operating activities from continuing operations	12,588	58,503

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(7,914)	(10,919)
Proceeds from sale of property, plant and equipment	95	797

Net cash used in investing activities from continuing operations	(7,819)	(10,122)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	200,000	—
Repayment of long-term debt	(25,000)	(87,000)
Net proceeds from (payments on) notes payable	238	(140)
Dividends paid	(7,040)	(7,710)
Proceeds from stock options exercised	1,219	11,291
Excess tax benefit from share-based compensation	489	2,071
Repurchases of common stock	(200,750)	(132)

Net cash used in financing activities from continuing operations	(30,844)	(81,620)

Effect of exchange rate changes	7,211	2,540

Net change in cash and cash equivalents from continuing operations	(18,864)	(30,699)
Cash used in operating activities of discontinued operations	(15,016)	(23,430)

Net change in cash and cash equivalents	(33,880)	(54,129)
Cash and cash equivalents at beginning of period	246,358	255,129

Cash and cash equivalents at end of period	$212,478	$201,000

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$40	$46
Cash paid for interest	$9,107	$10,961
Cash paid for income taxes	$23,172	$5,770

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

Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 as of December 2, 2007, as further discussed in Note 11.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities.

As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the company on December 2, 2007 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The adoption did not have a material impact on the company’s financial condition, results of operations or cash flows. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied by the company to fair value measurements prospectively beginning November 30, 2008. The effects are not expected to have a material impact on the company’s financial condition, results of operations or cash flows. See Note 13 for further disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2010. The company’s adoption of SFAS No. 141R, beginning fiscal year 2010, will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the May 31, 2008 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,935 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not expect the adoption of SFAS 161 to have a material impact on its financial condition, results of operations and cash flows.

Note 2: Acquisitions and Divestitures

Acquisitions

Sekisui-Fuller Japan: In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships in Japan and China with Sekisui Chemical Co., Ltd. In Japan, Sekisui and the company merged their Japanese adhesives businesses on April 1, 2005 to create Sekisui-Fuller Company, Ltd. In exchange, the company received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000, which the company exercised during the third quarter of 2007 and paid on September 27, 2007. The additional 10 percent increased the company’s ownership in the joint venture from 40 percent to 50 percent. Due to the structure of the joint venture, the company continues to account for this investment using the equity method.

With respect to China, the company received $8,000 from Sekisui on May 26, 2005 in exchange for a 20 percent investment in the company’s China subsidiaries and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688 and was subsequently marked-to-market at December 2, 2006 to $665. The option expired, unexercised, on October 1, 2007 and the remaining value of the option as of that date of $271 was removed from the liability and recorded into other income, net. The company continues to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

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

The total purchase price for the acquisition was $34,040, which included direct external acquisition costs of $631. The company funded the transaction with existing cash.

The acquired assets consist of inventory, manufacturing equipment and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $3,166 of current assets, $1,490 of equipment, $14,563 of intangible assets, $14,971 of goodwill and $150 of long-term liabilities. All of the goodwill was assigned to the Europe operating segment and is tax deductible over 5 to 15 years. Of the $14,563 of acquired intangibles, $10,131 was assigned to customer relationships with an expected life of approximately 12 years and $4,432 was assigned to intellectual property and trademarks that have expected lives of 8 years.

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

The total purchase price for the acquisition was $275,258, which includes direct external acquisition costs of $744. In addition, if certain profitability thresholds were met, members of Roanoke’s senior management would have received additional cash consideration of up to $15,000 (in total), which would have been paid out over a two-year period. The two year period expired in the second quarter of 2008 and no payments were made under this provision.

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

Divestitures

Automotive: On October 8, 2007, the company agreed to sell its automotive business to EMS-TOGO Corp. for cash proceeds of $71,089 which includes the $80,000 sales price net of $8,911 cash on the balance sheet of the divested business. The sale was completed on November 20, 2007. As part of this transaction, the company recorded a gain of $7,604 (a loss of $6,184 net of tax), which included direct external costs to sell of $200.

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

Revenue and income from discontinued operations for the 13 and 26 weeks ended June 2, 2007 were as follows:

	13 weeks ended June 2, 2007	26 weeks ended June 2, 2007
Net revenue	$19,812	$38,213

Income from operations	851	1,495
Other income, net	15	22
Income tax expense	(215)	(380)
Minority interests in (income) loss of subsidiaries	(91)	(100)
Income from equity investments	1,847	3,519

Net income from discontinued operations	$2,407	$4,556

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the automotive business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities in discontinued operations as of May 31, 2008 and December 1, 2007 were as follows:

	May 31, 2008	December 1, 2007
Other current assets	$27	$27

Current assets of discontinued operations	27	27
Income taxes payable	—	15,200

Current liabilities of discontinued operations	—	15,200

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

The major classes of assets and liabilities of discontinued operations as May 31, 2008 and December 1, 2007 were as follows:

	May 31, 2008	December 1, 2007
Other current assets	$865	$865

Current assets of discontinued operations	865	865
Other accrued expenses	134	134
Income taxes payable	541	541

Current liabilities of discontinued operations	675	675

Note 3: Accounting for Share-Based Compensation

Overview: The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in the company’s Annual Report filed on Form 10-K as of December 1, 2007.

Grant-Date Fair Value: The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 and 26 weeks ended May 31, 2008 and June 2, 2007 were calculated using the following assumptions:

	13 Weeks Ended[1]	26 Weeks Ended
	May 31, 2008	May 31, 2008	June 2, 2007
Expected life (in years)	5.0	5.0	5.9
Weighted-average expected volatility	36.56%	35.69%	36.26%
Expected volatility	36.56%	35.63% -36.56%	34.42% -37.35%
Risk-free interest rate	2.72%	3.32%	4.64%
Expected dividend yield	1.27%	1.02%	0.94%
Weighted-average fair value of grants	$6.72	$8.76	$10.43

[1]	There were no options granted for the 13 week period ended June 2, 2007.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 74 percent and 88 percent of its unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $888 and $859 was included in the company’s Consolidated Statements of Income for the 13 weeks ended May 31, 2008 and June 2, 2007, respectively. Included in these amounts were $487 and $604 of stock option expense, respectively. Total share-based compensation expense of $1,950 and $1,439 was included in the company’s Consolidated Statements of Income for the 26 weeks ended May 31, 2008 and June 2, 2007, respectively. Included in these amounts were $1,078 and $1,299 of stock option expense, respectively. In the first quarter of 2007, total share-based compensation expense included $846 of favorable adjustments from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was $205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended May 31, 2008 and June 2, 2007, there was $122 and $798, respectively, of excess tax benefit recognized. For the 26 weeks ended May 31, 2008 and June 2, 2007, there was $489 and $2,071, respectively, of excess tax benefit recognized.

Upon adoption of SFAS 123R, the company calculated that its APIC Pool was $993. Exercises of stock options, restricted stock lapsings and deferred compensation payouts since adoption has increased the APIC Pool to $10,096.

As of May 31, 2008, there was $4,791 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.7 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,299, which is expected to be recognized over a weighted-average period of 2.1 years.

Share-based Activity

A summary of option activity as of May 31, 2008, and changes during the 26 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2007	1,721,358	$16.44
Granted	396,918	26.30
Exercised	(81,949)	14.87
Forfeited or Cancelled	(102,752)	21.10

Outstanding at May 31, 2008	1,933,575	$18.28

The fair value of options granted during the 13 weeks ended May 31, 2008 was $161. No options were granted during the 13 weeks ended June 2, 2007. Total intrinsic value of options exercised during the 13 weeks ended May 31, 2008 and June 2, 2007 was $456 and $2,331, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 26 weeks ended May 31, 2008 and June 2, 2007 was $3,478 and $4,558, respectively. Total intrinsic value of options exercised during the 26 weeks ended May 31, 2008 and June 2, 2007 was $629 and $10,151, respectively. Proceeds received from option exercises were $915 and $2,139 during the 13 weeks ended May 31, 2008 and June 2, 2007, respectively, and $1,219 and $11,291 during the 26 weeks ended May 31, 2008 and June 2, 2007, respectively.

The following table summarizes information concerning outstanding and exercisable options as of May 31, 2008:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	2.5	$9.31	$3,772	242,428	2.5	$9.31	$3,772
$10.01-$15.00	638,742	4.9	13.70	7,137	565,405	4.7	13.60	6,373
$15.01-$20.00	356,366	7.5	16.31	3,050	153,645	7.4	16.25	1,324
$20.01-$25.00	23,971	9.8	20.93	94	—	—	—	—
$25.01-$30.00	672,068	9.1	26.83	—	73,125	8.5	26.79	—

	1,933,575	6.6	$18.28	$14,053	1,034,603	4.9	$13.92	$11,469

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of May 31, 2008, and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2007	52,865	261,173	314,038	$18.44	1.8
Granted	26,964	72,562	99,526	26.31	3.0
Vested	(20,414)	(83,074)	(103,488)	14.27	—
Forfeited	(6,653)	(33,793)	(40,446)	20.18	1.3

Nonvested at May 31, 2008	52,762	216,868	269,630	$22.68	2.1

Total fair value of restricted stock vested during the 13 weeks ended May 31, 2008 and June 2, 2007 was $180 and $322, respectively. Total fair value of restricted stock vested during the 26 weeks ended May 31, 2008 and June 2, 2007 was $2,474 and $527, respectively. The total fair value of nonvested restricted stock at May 31, 2008 was $6,706.

The company repurchased 2,603 and 3,405 restricted stock shares during the 13 weeks ended May 31, 2008 and June 2, 2007, respectively, in conjunction with restricted stock share vestings. The company repurchased 30,383 and 4,849 restricted stock shares during the 26 weeks ended May 31, 2008 and June 2, 2007, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company does not expect any additional restricted stock shares to be repurchased in fiscal 2008.

A summary of deferred compensation unit activity as of May 31, 2008, and changes during the 26 weeks then ended is presented below:

	26 Weeks Ended May 31, 2008
	Non-employee Directors	Employees	Total
Units outstanding December 1, 2007	212,695	109,376	322,071
Participant contributions	9,807	8,702	18,509
Company match contributions	1,364	1,096	2,460
Payouts	(12,857)	(10,327)	(23,184)

Units outstanding May 31, 2008	211,009	108,847	319,856

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Weighted-average common shares – basic	51,047,457	60,394,126	53,864,919	60,163,751
Equivalent shares from share-based compensation plans	771,387	1,070,793	790,502	1,174,917

Weighted-average common and common equivalent shares – diluted	51,818,844	61,464,919	54,655,421	61,338,668

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

Options to purchase 686,810 and 344,358 shares of common stock at the weighted-average exercise price of $26.68 and $26.43 for the 13 week periods ended May 31, 2008 and June 2, 2007, respectively, and options to purchase 701,459 and 356,985 shares at the weighted-average exercise price of $26.69 and $26.40 for the 26 week periods ended May 31, 2008 and June 2, 2007, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		26 Weeks Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Net income	$21,366	$27,267	$39,579	$48,087
Other comprehensive income
Foreign currency translation, net	6,679	12,145	20,535	8,533
Gain (loss) on interest rate hedging instruments, net of tax	228	—	(475)	—

Total comprehensive income	$28,273	$39,412	$59,639	$56,620

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	May 31, 2008	December 1, 2007
Foreign currency translation adjustment	$103,093	$82,558
Pension adjustment, net of taxes of $24,404	(42,056)	(42,056)
Loss on interest rate hedging instrument, net of taxes of $304	(475)	—

Total accumulated other comprehensive income	$60,562	$40,502

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended May 31, 2008 and June 2, 2007
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2008	2007	2008	2007	2008	2007
Service cost	$1,432	$1,651	$294	$669	$364	$397
Interest cost	4,148	4,122	1,991	1,717	1,204	1,010
Expected return on assets	(6,212)	(4,819)	(2,280)	(1,898)	(972)	(921)
Amortization:
Prior service cost	76	76	—	(1)	(231)	(433)
Actuarial (gain)/ loss	41	582	54	346	933	787
Transition amount	—	—	5	5	—	—

Net periodic cost (benefit)	$(515)	$1,612	$64	$838	$1,298	$840

	26 Weeks Ended May 31, 2008 and June 2, 2007
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2008	2007	2008	2007	2008	2007
Service cost	$2,863	$3,302	$579	$1,330	$728	$793
Interest cost	8,297	8,243	3,937	3,411	2,408	2,019
Expected return on assets	(12,424)	(9,637)	(4,523)	(3,774)	(1,943)	(1,841)
Amortization:
Prior service cost	151	151	(1)	(2)	(461)	(867)
Actuarial (gain)/ loss	82	1,164	109	688	1,865	1,575
Transition amount	—	—	11	10	—	—

Net periodic cost (benefit)	$(1,031)	$3,223	$112	$1,663	$2,597	$1,679

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

Note 7: Inventories

The composition of inventories follows:

	May 31, 2008	December 1, 2007
Raw materials	$72,482	$64,897
Finished goods	94,575	90,772
LIFO reserve	(19,452)	(18,105)

	$147,605	$137,564

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

As of May 31, 2008, the company had forward foreign currency contracts maturing between June 13, 2008 and September 11, 2008. The mark-to-market effect associated with these contracts was net unrealized gain of $121 at May 31, 2008.

On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covers the notional amount of $75,000 at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $779 at May 31, 2008 and is included in other accrued expenses in the consolidated balance sheet.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of May 31, 2008, $1,257 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of May 31, 2008, the company had recorded $2,637 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of May 31, 2008, the company’s subsidiary was a defendant in approximately 8 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of May 31, 2008, the company had recorded $380 for the probable liabilities and $216 for insurance recoveries for all remaining EIFS-related liabilities. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended May 31, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	1	5
Lawsuits and claims settled	(6)	(11)
Lawsuits and claims dismissed	(2)	(8)

Lawsuits and claims at end of period	8	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended May 31, 2008	Year Ended December 1, 2007
Settlements reached	$270	$283
Defense costs incurred	$361	$843
Insurance payments received or expected to be received	$381	$580

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

During the first six months of 2008, the company settled two asbestos-related lawsuits for $93. The company’s insurers have paid or are expected to pay $61 of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4,600 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1,900 based on a probable liability of $4,600. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4,384 and recorded a receivable of $1,811.

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

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of May 31, 2008, the company had recorded $4,759 for probable liabilities and $2,093 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 10: Operating Segments

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment. All information has been adjusted to exclude discontinued operations. The tables below set forth certain information regarding the net revenue and operating income of each of the company’s operating segments.

	13 Weeks Ended
	May 31, 2008			June 2, 2007
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$160,100	$8,675	$18,773	$172,481	$9,522	$23,805
Europe	109,332	3,079	9,629	104,001	2,161	10,092
Latin America	53,475	699	1,479	50,021	374	1,209
Asia Pacific	33,858	195	2,547	27,201	436	1,248

Total	$356,765		$32,428	$353,704		$36,354

	26 Weeks Ended
	May 31, 2008			June 2, 2007
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$298,739	$16,033	$34,540	$329,707	$16,091	$39,164
Europe	208,930	5,573	17,714	199,419	4,120	18,090
Latin America	109,222	1,265	2,704	104,939	626	4,480
Asia Pacific	62,522	230	3,990	52,993	655	2,646

Total	$679,413		$58,948	$687,058		$64,380

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		26 Weeks Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Operating income from continuing operations	$32,428	$36,354	$58,948	$64,380
Gains from sales of assets	26	16	29	103
Other income, net	818	1,267	2,084	2,635
Interest expense	(3,942)	(3,181)	(6,870)	(6,789)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$29,330	$34,456	$54,191	$60,329

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

The company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

Note 12: Share Repurchase Program

On January 24, 2008, the Board of Directors authorized a new share repurchase program of up to $200 million of the company’s outstanding common shares after having completed a $100 million stock buyback program authorized July 11, 2007. Under the new program, the company, at management’s discretion, was authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the new program was debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, the company reduced its common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

Share repurchases were $61.1 million and $138.9 million for the quarters ended March 1, 2008 and May 31, 2008, respectively, thus completing the $200 million share repurchase program. Of this amount, $9.1 million reduced common stock, $20.8 million reduced additional paid in capital to zero and the remaining $170.1 million reduced retained earnings.

Note 13: Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). This statement provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect the company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The provisions of SFAS 157 (as impacted by FSP Nos. 157-1 and 157-2) were effective for the company on December 2, 2007 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities, investments in trading securities and derivatives. Derivatives include foreign currency forward contracts and the company’s interest rate swap. There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157. The adoption of SFAS 157 did not have a material impact on the company’s financial condition, results of operations or cash flows.

The following table presents information about the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	May 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$125,622	$125,622
Investments in trading securities	22,076	22,076
Derivative assets	477		477

Liabilities:
Derivative liabilities	$1,118		$1,118

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

Net income from continuing operations in the second quarter of 2008 of $21.4 million represented a 14.1 percent decrease from the second quarter of 2007. Net income from continuing operations in the first six months of 2008 of $39.6 million represented a 9.1 percent decrease from the first six months of 2007. Lower sales volume and higher raw material costs were the primary contributors to the reduced net income as the gross profit margin declined 3.1 percentage points in the second quarter and 2.3 percentage points for the first six months of 2008 as compared to the same periods from the prior year. High oil prices have had a major impact on the company’s cost of raw materials.

Reductions in selling, general and administrative (SG&A) expenses helped mitigate the negative effects on the gross profit margin. The reductions in SG&A were driven by reduced payroll-related expenses, lower pension costs and overall strict cost controls. Net earnings per share from continuing operations on a diluted basis, was $0.41 in the second quarter and $0.72 for the first six months of 2008 as compared to $0.40 in the second quarter and $0.71 for the first six months of 2007. The increase in year-over-year EPS was driven by a significant reduction in the weighted-average diluted shares. The share reduction resulted from the completion of the share repurchase programs that began in the third quarter of 2007. The second quarter of 2008 included two one-time charges totaling $2.7 million (pretax) related to channel resetting costs associated with the acquisition of new retail business and severance and other related costs connected with the realignment of an adhesives manufacturing facility. Both charges were recorded in the North America operating segment.

Results of Operations

Net Revenue:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Net revenue	$356.8	$353.7	0.9%	$679.4	$687.1	(1.1)%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter of 2008 compared to the second quarter of 2007 and the first six months of 2008 compared to the first six months of 2007:

( ) = Decrease	13 Weeks Ended May 31, 2008	26 Weeks Ended May 31, 2008
Product Pricing	0.9%	0.7%
Sales Volume	(5.4)%	(6.8)%
Currency	5.4%	5.0%

Total	0.9%	(1.1)%

The slowdown in the North American economy, particularly in the U.S. housing and construction markets, continued to have a negative impact on sales volume in the second quarter. Sales volume also declined in the Europe operating segment in the second quarter while volume growth was realized in both the Latin America and Asia Pacific operating segments. The positive currency effects continued to be driven mainly by the relative weakness of the U.S. dollar versus the euro for both the second quarter and first six months of 2008. There was no impact on the net revenue variances from acquisitions. The divestiture of the automotive business in the fourth quarter of 2007 is included in Discontinued Operations.

Cost of Sales:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Cost of sales	$261.5	$248.3	5.3%	$492.7	$482.0	2.2%
Percent of net revenue	73.3%	70.2%		72.5%	70.2%

The cost of sales increased 5.3 percent from the second quarter of 2007 and increased 2.2 percent for the first six months of 2008 compared to the first six months of 2007. The dollar increases in the cost of sales were primarily due to higher raw material costs and the impact from foreign currency translation. The escalation in global oil prices has been the main cause for the increase in the company’s raw material costs as compared to 2007. These increases were partially offset by the effects of lower sales volume. The increase in the cost of sales as a percent of net revenue for both the second quarter and six months year-to-date was driven mainly by raw material cost increases as compared to the rate at which selling prices were increased.

Gross Profit Margin:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Gross profit	$95.2	$105.4	(9.6)%	$186.7	$205.0	(8.9)%
Percent of net revenue	26.7%	29.8%		27.5%	29.8%

The decline in the gross profit margin for both the second quarter and first six months of 2008 resulted primarily from increases in raw material costs exceeding the effects of selling price increases. Price increases have been implemented and additional increases may be needed to mitigate the negative impact from raw material cost increases in the third and fourth quarters of 2008. The one-time charges referred to in the ‘Overview’ of this MD&A had a negative 0.6 percentage point impact on the second quarter gross profit margin.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
SG&A	$62.8	$69.0	(9.0)%	$127.8	$140.7	(9.2)%
Percent of net revenue	17.6%	19.5%		18.8%	20.5%

SG&A expenses decreased $6.2 million from the second quarter of 2007 and $12.9 million year-to-date from 2007 in spite of currency effects that added an estimated $2.0 million and $4.0 million to the 2008 expenses for the second quarter and first six months, respectively. SG&A expense decreases resulted primarily from reductions in employee headcount, lower pension expenses and stringent cost controls throughout the company.

Gains from Sales of Assets:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Gains from sales of assets	$0.03	$0.02	62.5%	$0.03	$0.10	(71.8)%

There were no significant asset sales in the first or second quarters of either 2008 or 2007.

Other Income, net:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Other income, net	$0.8	$1.3	(35.4)%	$2.1	$2.6	(20.9)%

Interest income, the largest component of other income, net, was $1.5 million in the second quarter of both 2008 and 2007. For the first six months, interest income was $3.4 million in 2008 and $3.1 million in 2007. Currency transaction and re-measurement losses accounted for increases in expense of $0.3 million and $0.4 million for the second quarter and first six months of 2008, respectively, as compared to the same periods of 2007.

Interest Expense:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Interest expense	$3.9	$3.2	23.9%	$6.9	$6.8	1.2%

The year-over-year increase in the second quarter interest expense was mainly due to the additional borrowings related to the company’s share repurchase program. Total debt increased to $347.8 million as of May 31, 2008 from $214.8 million as of March 1, 2008.

Income Taxes:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2007	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Income taxes	$8.3	$10.0	(16.8)%	$15.6	$17.6	(11.4)%
Effective tax rate	28.4%	29.1%		28.7%	29.1%

The lower effective tax rate in 2008 versus 2007 was primarily due to the geographic mix of pretax earnings generation.

Minority Interests in (Income) Loss of Subsidiaries:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Minority interests in (income) loss of subsidiaries	$0.03	$0.02	27.3%	$0.11	$(0.01)	NMP

NMP = Non-meaningful percentage

The minority interests (income) loss in the company’s China entities, of which the company owns 80 percent, was not significant in the first or second quarters of either 2008 or 2007.

Income from Equity Investments:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Income from equity investments	$0.35	$0.41	(14.6)%	$0.83	$0.77	8.2%

The income from equity investments relates to the company’s 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The reduced second quarter result reflects the lower net income recorded by the joint venture in the quarter. The increase in the first six months of 2008 versus 2007 was due primarily to the increase in the company’s ownership from 40 percent to 50 percent as of July 12, 2007.

Income from Continuing Operations:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Income from continuing operations	$21.4	$24.9	(14.1)%	$39.6	$43.5	(9.1)%
Percent of Net Revenue	6.0%	7.0%		5.8%	6.3%

The reduced income from continuing operations in the second quarter and first six months of 2008 resulted primarily from the lower sales volume and higher raw material costs as compared to the first and second quarters of 2007. SG&A expense reductions were not enough to offset the gross profit reductions. The diluted earnings per share from continuing operations of $0.41 for the second quarter and $0.72 for the first six months of 2008 compared to $0.40 for the second quarter and $0.71 for the first six months of 2007. The increase in the EPS figures was due to reductions in the weighted average number of diluted shares outstanding of 15.7 percent and 10.9 percent, respectively, for the second quarter and first six months of 2008 as compared to 2007.

Income from Discontinued Operations:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Income from discontinued operations	$—	$2.4	(100.0)%	$—	$4.6	(100.0)%

The income from discontinued operations of $2.4 million for the second quarter and $4.6 million for the first six months of 2007 represents net income generated by the automotive business, net of tax, that was divested in the fourth quarter of 2007.

Net Income:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Net Income	$21.4	$27.3	(21.6)%	$39.6	$48.1	(17.7)%
Percent of Net Revenue	6.0%	7.7%		5.8%	7.0%

The diluted earnings per share were $0.41 for the second quarter and $0.72 for the first six months of 2008 and $0.44 for the second quarter and $0.78 for the first six months of 2007.

Operating Segment Results

The company’s operations are managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region. The tables below set forth certain information regarding the net revenue and operating income of each of the company’s operating segments. All information has been adjusted to exclude discontinued operations.

Net Revenue by segment:

	13 Weeks Ended				26 Weeks Ended
	May 31, 2008		June 2, 2007		May 31, 2008		June 2, 2007
(In millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$160.1	45%	$172.5	49%	$298.8	44%	$329.7	48%
Europe	109.3	31%	104.0	29%	208.9	31%	199.4	29%
Latin America	53.5	15%	50.0	14%	109.2	16%	105.0	15%
Asia Pacific	33.9	9%	27.2	8%	62.5	9%	53.0	8%

Total	$356.8	100%	$353.7	100%	$679.4	100%	$687.1	100%

Operating Income by segment:

	13 Weeks Ended				26 Weeks Ended
	May 31, 2008		June 2, 2007		May 31, 2008		June 2, 2007
(In millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$18.8	58%	$23.8	66%	$34.5	58%	$39.2	61%
Europe	9.6	29%	10.1	28%	17.7	30%	18.1	28%
Latin America	1.5	5%	1.2	3%	2.7	5%	4.5	7%
Asia Pacific	2.5	8%	1.3	3%	4.0	7%	2.6	4%

Total	$32.4	100%	$36.4	100%	$58.9	100%	$64.4	100%

The following table provides a reconciliation of operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Operating income from continuing operations	$32.4	$36.4	$58.9	$64.4
Gains from sales of assets	—	—	—	0.1
Other income, net	0.8	1.3	2.1	2.6
Interest expense	(3.9)	(3.2)	(6.8)	(6.8)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$29.3	$34.5	$54.2	$60.3

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$92.4	$95.6	(3.4)%	$177.2	$184.5	(3.9)%
Packaging Solutions	15.2	14.2	6.7%	28.0	25.4	10.4%
Specialty Construction	38.8	46.6	(16.6)%	70.0	91.4	(23.4)%
Insulating Glass	13.7	16.1	(14.5)%	23.5	28.4	(17.5)%

Total North America	$160.1	$172.5	(7.2)%	$298.7	$329.7	(9.4)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended May 31, 2008 vs 13 weeks ended June 2, 2007
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(4.6)%	5.2%	(16.6)%	(14.5)%	(8.0)%
Currency	1.2%	1.5%	—	—	0.8%

Total	(3.4)%	6.7%	(16.6)%	(14.5)%	(7.2)%

	26 weeks ended May 31, 2008 vs 26 weeks ended June 2, 2007
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(5.1)%	8.7%	(23.4)%	(17.5)%	(10.2)%
Currency	1.2%	1.7%	—	—	0.8%

Total	(3.9)%	10.4%	(23.4)%	(17.5)%	(9.4)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$10.2	$13.3	(23.1)%	$20.2	$24.0	(15.7)%
Packaging Solutions	5.2	4.4	19.0%	9.5	7.3	30.4%
Specialty Construction	1.5	4.2	(64.8)%	1.5	5.4	(72.9)%
Insulating Glass	1.9	1.9	(3.1)%	3.3	2.5	35.8%

Total North America	$18.8	$23.8	(21.1)%	$34.5	$39.2	(11.8)%

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore, the above financial information should only be used for directional indications of performance

Total North America: The slowdown in the North American construction-related end markets had a significant negative impact on the net revenue for both the first and second quarters of 2008 as compared to 2007. Packaging solutions was the only component in the North America segment to record net revenue growth in the second quarter and first six months of 2008. Reduced sales volume and increased raw material costs driven by higher oil prices contributed to a lower gross profit margin as compared to 2007. SG&A expenses were down significantly from the prior year however the operating income still decreased 21.1 percent and 11.8 percent, respectively, for the second quarter and first six months of 2008 as compared to 2007.

Adhesives: Net revenue in the Adhesives component declined 3.4 percent in the second quarter and 3.9 percent in the first six months as compared to last year. Sharp increases in raw material costs and the impact from lower sales volume were the primary reasons for the operating income decreases for both the second quarter and first six months of 2008 as compared to 2007. The second quarter of 2008 included $0.9 million of charges related to a cost reduction initiative at a manufacturing facility. The operating income margin of 11.1 percent in the second quarter of 2008 was 2.8 percentage points below the second quarter of 2007. For the first six months the operating income margin of 11.4 percent in 2008 compared to 13.0 percent for the first six months of 2007.

Packaging Solutions: The net revenue increases of 6.7 percent in the second quarter and 10.4 percent for the first six months of 2008 over the same periods of 2007 were driven by sales volume gains. Sales to new customers were a key component in the net revenue increases. The higher sales volume was the key factor in the 19.0 percent second quarter and 30.4 percent year-to-date improvement in operating income in 2008 versus the same periods in 2007.

Specialty Construction: Net revenue decreased 16.6 percent and 23.4 percent for the second quarter and first six months of 2008 respectively, as compared to the same periods in 2007. The Specialty Construction component has been heavily impacted by the slowdown in the U.S. housing and other construction markets. The economic slowdown and lost customers related to the 2006 Roanoke acquisition were the primary reasons for the year-over-year decrease in net revenue for both the second quarter and six months year-to-date. The 2008 results included $1.8 million of charges against net revenue in the second quarter related to start-up costs associated with a new merchandising program for a significant retail customer. SG&A expenses decreased as compared to 2007 for both the second quarter and first six months due to reduced headcount and stringent cost controls. Last year’s SG&A expenses included $1.7 million of accelerated amortization expense in the first quarter on a particular trade name that was discontinued.

Insulating Glass: The net revenue decreases for both the second quarter and first six months of 2008 as compared to last year were driven by sales volume decreases of 14.8 percent in the quarter and 18.3 percent for the first six months. The volume declines were a direct result of the slowdown in the U.S. housing market. The insulating glass component’s primary business is selling adhesives and sealants to manufacturers of windows primarily for residential construction. Despite the lower sales volume, operating income only decreased 3.1 percent in the second quarter of 2008 compared to the second quarter of 2007 and increased 35.8 percent over the first six months of 2008 compared to the first six months of 2007, due to significant reductions in SG&A expenses. The reduction in SG&A expenses for both the second quarter and first six months of 2008 was mainly due to reduced headcount and the reallocation of certain expenses as a result of the 2007 regional reorganization.

Europe:

In the first quarter of 2008 the insulating glass business component was merged with the adhesives component. The Europe operating segment is now managed as one component. The following table reflects the net revenue and operating income of the Europe operating segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Net Revenue	$109.3	$104.0	5.1%	$208.9	$199.4	4.8%
Operating Income	$9.6	$10.1	(4.6)%	$17.7	$18.1	(2.1)%

The following table provides details of the Europe net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 weeks ended May 31, 2008 vs June 2, 2007	26 weeks ended May 31, 2008 vs June 2, 2007
Pricing/Sales Volume	(9.1)	(8.3)
Currency	14.2	13.1

Total	5.1	4.8

Total Europe: The stronger euro as compared to the U.S. dollar was the primary factor in the net revenue increase over last year for both the quarter and first six months. The lower sales volume and higher raw material costs resulted in a lower gross profit margin in the first quarter of 2008 as compared to last year. Significant reductions in SG&A expenses helped mitigate the gross profit shortfall. The positive currency effects on operating income were an estimated $1.8 million for the second quarter and $3.0 million for the first six months of 2008 as compared to the same periods in 2007. The operating income margin for the operating segment was 8.8 percent in the second quarter of 2008 compared to 9.7 percent in the second quarter of 2007. The year-to-date operating income margin was 8.5 percent for 2008 compared to 9.1 percent for 2007.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$26.6	$26.8	(0.7)%	$52.6	$54.8	(4.0)%
Paints	26.9	23.3	15.7%	56.7	50.2	12.9%

Total Latin America	$53.5	$50.0	6.9%	$109.2	$105.0	4.1%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended May 31, 2008 vs June 2, 2007			26 weeks ended May 31, 2008 vs June 2, 2007
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(0.7)%	15.7%	6.9%	(4.0)%	12.9%	4.1%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$0.9	$0.9	(5.1)%	$2.0	$2.4	(18.3)%
Paints	0.6	0.3	101.9%	0.7	2.1	(64.3)%

Total Latin America	$1.5	$1.2	22.2%	$2.7	$4.5	(39.7)%

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore, the above financial information should only be used for directional indications of performance

Total Latin America: Net revenue in the second quarter of 2008 was 6.9 percent higher than the second quarter of 2007 and up 4.1 percent for the first six months of 2008 compared to the first six months of 2007. For the second quarter and year-to-date, net revenue increases in the paints component were partially offset by decreases in adhesives. The operating income for the operating segment increased $0.3 million or 22.2 percent for the second quarter and decreased $1.8 million or 39.7 percent for the first six months as compared to last year, primarily due to the reduced operating income generated by the paints component.

Adhesives: The reduced net revenue in the adhesives component was attributed to sales volume losses. Higher raw material costs combined with the lower sales volumes resulted in operating income decreases of 5.1 percent and 18.3 percent for second quarter and first six months of 2008, respectively, as compared to the same periods in 2007. The operating income margin was 3.2 percent in the second quarter of 2008 as compared to 3.4 percent for the second quarter of 2007. The operating income margin was 3.7 percent for the first six months of 2008 compared to 4.4 percent last year.

Paints: The paints component had net revenue increases of 15.7 percent in the second quarter and 12.9 percent for the first six months of 2008 compared to the same periods of last year. Investments in retail stores have had a significant positive impact on the net revenue growth. The operating income margin for the second quarter was 2.3 percent as compared to 1.3 percent in the second quarter of 2007. Increases in raw material costs prevented the paints component from realizing additional improvements in the operating income margin. Through six months of 2008 the operating income margin of 1.3 percent was 2.8 percentage points below the margin realized in the first six months of 2007. Manufacturing and logistics changes that were implemented in the first quarter of 2008 had an initial impact in the first quarter of increasing manufacturing costs as compared to last year. Higher raw material costs and SG&A expenses also contributed to the reduced operating income in the first six months of 2008.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific segment.

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$27.4	$21.2	28.7%	$49.8	$41.0	21.5%
Consumer	6.5	6.0	9.3%	12.7	12.0	6.1%

Total Asia Pacific	$33.9	$27.2	24.5%	$62.5	$53.0	18.0%

The following table provides details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended May 31, 2008 vs June 2, 2007			26 weeks ended May 31, 2008 vs June 2, 2007
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales Volume	18.7%	(5.5)%	13.5%	12.2%	(7.5)%	7.7%
Currency	10.0%	14.8%	11.0%	9.3%	13.6%	10.3%

Total	28.7%	9.3%	24.5%	21.5%	6.1%	18.0%

The following table reflects the operating income by component of the Asia Pacific operating segment:

	13 Weeks Ended			26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007	2008 vs 2007	May 31, 2008	June 2, 2007	2008 vs 2007
Adhesives	$2.2	$1.3	73.6%	$3.3	$2.6	26.2%
Consumer	0.3	(0.0)	NMP	0.7	0.0	NMP

Total Asia Pacific	$2.5	$1.3	104.0%	$4.0	$2.6	50.8%

NMP = Non-meaningful percentage

Note: Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Asia Pacific: Sales volume growth in the adhesives component and positive currency effects were the main drivers of the net revenue increase in the first and second quarters of 2008 as compared to last year. Sales volume growth in China, Australia and Thailand were the most significant contributor to the overall segment growth. The positive currency effects were led by the strengthening of the Australian dollar versus the U.S. dollar. The operating income margin in the second quarter of 2008 improved to 7.5 percent as compared to 4.6 percent in the second quarter of 2007. The additional gross profit generated by the increased sales volume more than offset higher SG&A expenses resulting from the new regional management structure that was put in place in the first quarter of 2007. The operating income margin for the first six months of 2008 was 6.4 percent as compared to 5.0 percent for the same period in 2007.

Adhesives: The adhesive component recorded positive sales volume growth of 28.7 percent in the second quarter and 21.5 percent year-to-date, driven by new business growth in China, Australia and Thailand. Gross margins improved with the increased volume however SG&A expenses also increased due to the additional regional infrastructure. The result was an increase in operating income of $1.0 million in the second quarter of 2008 as compared to last year and $0.7 million for the first six months of 2008 compared to the first six months of 2007.

Consumer: Sales volume decreased however operating income increased for both the second quarter and first six months of 2008 as compared to the same periods in 2007. A focus on more profitable product lines was key to the operating income improvement. The favorable currency effects also contributed to the positive operating income results for both the quarter and first six months of 2008 as compared to the prior year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 31, 2008 were $212.5 million as compared to $246.4 million as of December 1, 2007. Total long and short-term debt was $347.8 million as of May 31, 2008 and $172.6 million as of December 1, 2007. During the first and second quarters of 2008 the company repurchased $200.8 million of its common stock, $200.0 million of which was per the repurchase program approved by the Board of Directors in January 2008. The share repurchases were financed primarily through additional borrowings from the company’s revolving credit agreement. As a result of the share repurchases, the additional paid in capital on the consolidated balance sheet as of May 31, 2008 was reduced to zero. Therefore, an amount of $170.1 million in excess of the additional paid in capital balance was charged against retained earnings in the consolidated balance sheet as of May 31, 2008.

Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

At May 31, 2008, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2008.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand and debt capitalization ratio.

	May 31, 2008	June 2, 2007
Net working capital as a percentage of annualized net revenue[1]	16.1%	12.9%
Accounts receivable DSO[2]	54 Days	52 Days
Inventory days on hand[3]	53 Days	48 Days
Debt capitalization ratio[4]	34.7%	16.9%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.
[3]	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.
[4]	Total debt divided by total debt plus total stockholders’ equity.

Another key metric introduced in 2007 was return on gross investment, or ROGI. The calculation is based on continuing operations and is represented by Gross Cash Flow divided by Gross Investment.

•

Gross Cash Flow is defined as: Gross Profit less SG&A less taxes at a non-GAAP standard rate of 29 percent plus depreciation and amortization expenses less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross Investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because management believes it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at May 31, 2008 was 8.7 percent as compared to 9.6 percent at December 1, 2007. Lower gross cash flow in the first six months of 2008 as compared to the first six months of 2007 contributed to the lower ROGI as well as a higher gross investment as of May 31, 2008 as compared to December 1, 2007.

The following table shows the ROGI calculation based on the company’s definition above compared to a calculation using all GAAP-based data. Management believes use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

(In millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	400.4	400.3
Selling, general and administrative expenses	(263.0)	(263.0)

	137.4	137.3
Taxes[1]	(39.8)	(37.6)
Depreciation and amortization	47.7	47.7
Maintenance capital expenditures[2]	(17.8)	(17.9)

Gross Cash Flow	127.5	129.5
Gross Investment	1,465.1	1,465.1
Return on gross investment	8.7%	8.8%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.
[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007
Net cash provided by operating activities from continuing operations	$12.6	$58.5

Income from continuing operations plus depreciation and amortization expense totaled $62.8 million in the first six months of 2008 as compared to $69.4 million for the same period of 2007. Changes in net working capital accounted for a use of cash of $30.4 million and a source of $0.1 million in the first six months of 2008 and 2007, respectively. Changes in accounts receivable was a source of cash of $1.7 million in the first six months of 2008 as compared to a $22.7 million source of cash in the first six months of 2007. The two day increase in DSO in 2008 as compared to last year contributed to the reduced source of cash from accounts receivable. The increase in DSO resulted primarily from the construction-related components in North America which have been most impacted by the slowdown in the U.S. economy. Changes in trade accounts payable accounted for a $25.2 million use of cash in 2008 as compared to a $19.4 million use of cash in 2007.

Cash flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007
Net cash used in investing activities from continuing operations	$(7.8)	$(10.1)

Purchases of property plant and equipment were $7.9 million in 2008 as compared to $10.9 million in 2007. The capital investment activity was lower than last year primarily due to the lower sales volumes. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007
Net cash used in financing activities from continuing operations	$(30.8)	$(81.6)

The cash used in financing from continuing operations in 2008 was mainly due to the $25.0 million payment of the company’s senior long-term debt. The $200.8 million of repurchases of common stock was offset by $200.0 million of new financing from the revolving credit agreement. The higher 2007 financing activity was mainly due to the $62.0 million pay-off of the company’s revolving credit agreement and $25.0 million payment of the company’s senior long-term debt. Cash generated from the exercise of stock options was $1.2 million in 2008, compared to

$11.3 million in 2007. The higher 2007 cash generated from the exercise of stock options was mainly due to exercises by the former CEO and the former CFO as their departures required the exercise of certain stock option awards prior to the end of the first quarter. Cash dividends paid on common stock were $7.0 million and $7.7 million in 2008 and 2007, respectively.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
(In millions)	May 31, 2008	June 2, 2007
Cash used in operating activities of discontinued operations	$(15.0)	$(23.4)

Cash used in operating activities of discontinued operations represents the cash used in the operations of the automotive business in 2008 and powder coatings business in 2007. Cash used in the operating activities of discontinued operations in 2008 and 2007 is primarily comprised of income tax payments made in conjunction with the pretax gains on disposal of discontinued operations and closing costs payments made associated with selling the businesses. The related expenses were recorded in the fiscal years 2007 and 2006.

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

The objective in sourcing raw materials is to generate the best total cost of ownership solutions for the business by successfully managing the cost, quality and service of supply. Strategic relationships with suppliers combined with risk mitigation strategies ensure the best possible supply stream and pricing. Contracts with some key suppliers limit price increases to increases in supplier raw material costs, while requiring decreases as supplier raw material costs decline. Contracts also limit the price increase frequency, but not the magnitude of the increase.

The weakening in the North American economy, supplier production shortages and higher crude oil prices have led to price increases and strained supply scenarios for several key derivatives of the company’s products. Management’s objective is to leverage the opportunity of having substitute raw materials approved for use wherever possible to minimize the impact of possible material shortages and/or price increases.

Market Risk: The company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75.0 million term loan. The swap covers the notional amount of $75.0 million at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $0.8 million at May 31, 2008 and is included in other accrued expenses in the consolidated balance sheet.

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact, prior to entering into the swap agreement, on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of May 31, 2008 would be approximately $2.9 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States in the first six months of 2008. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first 26 weeks of 2008, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.4 million.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of May 31, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of May 31, 2008, $1.3 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of May 31, 2008, the company had reserved $2.6 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of May 31, 2008, the company’s subsidiary was a defendant in approximately 8 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of May 31, 2008, the company had recorded $0.4 million for the probable EIFS-related liabilities and $0.2 million for insurance recoveries, for all remaining EIFS-related liabilities. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	26 Weeks Ended May 31, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	1	5
Lawsuits and claims settled	(6)	(11)
Lawsuits and claims dismissed	(2)	(8)

Lawsuits and claims at end of period	8	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(In thousands)	26 Weeks Ended May 31, 2008	Year Ended December 1, 2007
Settlements reached	$270	$283
Defense costs incurred	$361	$843
Insurance payments received or expected to be received	$381	$580

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

During the first six months of 2008, the company settled two asbestos-related lawsuits for $93 thousand. The company’s insurers have paid or are expected to pay $61 thousand of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4.6 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $1.9 million based on a probable liability of $4.6 million. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4.4 million and recorded a receivable of $1.8 million.

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

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of May 31, 2008, the company had $4.8 million accrued for probable liabilities and $2.1 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on the company’s purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
March 2, 2008 – April 5, 2008	1,804,536	$21.58	1,804,536	$100,000

April 6, 2008 – May 3, 2008	3,493,362	$22.08	3,490,757	$22,915

May 4, 2008 – May 31, 2008	976,414	$23.47	976,414	—

Repurchases of common stock are made to support the company’s stock-based employee compensation plans and for other corporate purposes.

Upon vesting of restricted stock awarded by the company to employees, shares are withheld to cover the employees’ withholding taxes. On January 24, 2008, the board of directors authorized a new share repurchase program of up to $200 million of the company’s outstanding common shares after completing a $100 million stock buyback program, authorized July 11, 2007. Under the new program, the company, at management’s discretion, was authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through accelerated repurchase agreements. The primary source of funding for the January 24, 2008 program was debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. The $200 million share repurchase program was completed in the second quarter of 2008.

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above, and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock awarded by the company to employees. There were 30,383 shares withheld in the first 26 weeks of 2008, to satisfy employee tax withholdings.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2008 Annual Meeting of Shareholders was held on April 3, 2008. There were 56,340,502 shares of Common Stock entitled to vote at the meeting and a total of 52,233,245 shares were represented at the meeting.

(c)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1 - Election of Directors for a term expiring at the 2011 Annual Meeting of Shareholders:

Director Name	Votes in Favor	Share Votes Withheld
J. Michael Losh	34,169,808	18,063,437
Lee R. Mitau	35,882,494	16,350,751
R. William Van Sant	35,746,190	16,487,055

Juliana L. Chugg, Knut Kleedehn, Richard L. Marcantonio, Alfredo L. Rovira, John C. van Roden Jr., and Michele Volpi continued to serve as directors following the meeting.

Proposal 2 - Proposal to Ratify the Appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending November 29, 2008:

For	Against	Abstain
51,698,775	359,787	174,683

Proposal 3 - Proposal to approve Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan.

For	Against	Abstain	Broker non-vote
45,943,140	2,211,521	465,783	3,612,801

Item 6.

Exhibits

10.1	First Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)

10.2	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers

12.0	Computation of Ratios

31.1	Form of 302 Certification –Michele Volpi

31.2	Form of 302 Certification –James R. Giertz.

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 2, 2008	/s/ James R. Giertz
James R. Giertz
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

10.1	First Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)

10.2	Form of Severance Agreement between H.B.Fuller Company and each of its executive officers

12	Computation of Ratios

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James R. Giertz