Form 10-Q
period 2008-08-30
FULLER H B CO
filed 2008-10-03
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2008

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,430,213 as of September 26, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Net revenue	$361,986	$352,253	$1,041,399	$1,039,311
Cost of sales	(271,533)	(245,919)	(764,206)	(727,931)

Gross profit	90,453	106,334	277,193	311,380
Selling, general and administrative expenses	(64,282)	(67,450)	(192,074)	(208,116)
Gains from sales of assets	15	4	44	107
Other income, net	759	940	2,843	3,575
Interest expense	(3,872)	(2,868)	(10,742)	(9,657)

Income from continuing operations before income taxes, minority interests, and income from equity investments	23,073	36,960	77,264	97,289
Income taxes	(2,266)	(10,537)	(17,819)	(28,093)
Minority interests in loss of subsidiaries	43	28	154	19
Income from equity investments	866	392	1,696	1,159

Income from continuing operations	21,716	26,843	61,295	70,374
Income from discontinued operations	—	1,523	—	6,079

Net income	$21,716	$28,366	$61,295	$76,453

Basic income per common share:
Continuing operations	$0.45	$0.44	$1.18	$1.17
Discontinued operations	—	0.03	—	0.10

Net income	$0.45	$0.47	$1.18	$1.27

Diluted income per common share:
Continuing operations	$0.44	$0.44	$1.16	$1.15
Discontinued operations	—	0.02	—	0.10

Net income	$0.44	$0.46	$1.16	$1.25

Weighted-average shares outstanding:
Basic	48,222	60,370	51,984	60,232
Diluted	49,058	61,357	52,790	61,345

Dividends declared per common share	$0.0660	$0.0645	$0.1965	$0.1915

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 30, 2008	December 1, 2007
Assets
Current assets:
Cash and cash equivalents	$207,058	$246,358
Trade receivables	220,787	218,774
Allowance for sales and doubtful accounts	(6,214)	(6,297)
Inventories	150,829	137,564
Other current assets	47,333	38,659
Current assets of discontinued operations	822	892

Total current assets	620,615	635,950

Property, plant and equipment	791,399	791,160
Accumulated depreciation	(526,242)	(513,326)

Property, plant and equipment, net	265,157	277,834

Other assets	107,086	106,699
Goodwill	183,815	184,660
Other intangibles, net	150,781	159,459

Total assets	$1,327,454	$1,364,602

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$9,301	$10,608
Current installments of long-term debt	25,000	25,000
Trade payables	141,615	156,247
Accrued payroll / employee benefits	30,919	40,144
Other accrued expenses	26,343	33,057
Income taxes payable	12,982	16,904
Current liabilities of discontinued operations	622	15,875

Total current liabilities	246,782	297,835

Long-term debt, excluding current installments	305,165	137,000
Accrued pension liabilities	55,441	61,986
Other liabilities	68,664	65,731
Minority interests in consolidated subsidiaries	2,870	3,057

Total liabilities	678,922	565,609

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares issued and outstanding – 48,428,411 and 57,436,515, for August 30, 2008 and December 1, 2007 respectively	48,428	57,437
Additional paid-in capital	4,036	17,356
Retained earnings	563,569	683,698
Accumulated other comprehensive income	32,499	40,502

Total stockholders’ equity	648,532	798,993

Total liabilities and stockholders’ equity	$1,327,454	$1,364,602

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 30, 2008	September 1, 2007
Cash flows from operating activities from continuing operations:
Net income	$61,295	$76,453
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(6,079)
Depreciation	25,869	27,243
Amortization	8,844	10,969
Deferred income taxes	(3,039)	(1,747)
Gains from sales of assets	(44)	(107)
Share-based compensation	2,846	2,441
Excess tax benefit from share-based compensation	(492)	(3,397)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	(4,326)	23,563
Inventories	(13,379)	(7,180)
Other assets	(13,174)	5,584
Trade payables	(14,795)	(17,841)
Accrued payroll / employee benefits	(9,071)	(9,115)
Other accrued expenses	(7,162)	(13,464)
Income taxes payable	8,220	11,548
Accrued / prepaid pensions	(6,654)	568
Other liabilities	2,171	3,195
Other	(2,284)	1,998

Net cash provided by operating activities from continuing operations	34,825	104,632

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(13,436)	(15,628)
Purchased business, net of cash acquired	—	(1,155)
Proceeds from sale of property, plant and equipment	123	571

Net cash used in investing activities from continuing operations	(13,313)	(16,212)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	200,167	—
Repayment of long-term debt	(32,000)	(87,000)
Net proceeds from (payments on) notes payable	(1,277)	123
Dividends paid	(10,237)	(11,640)
Proceeds from stock options exercised	1,324	13,437
Excess tax benefit from share-based compensation	492	3,397
Repurchases of common stock	(200,750)	(25,271)

Net cash used in financing activities from continuing operations	(42,281)	(106,954)

Effect of exchange rate changes	(3,331)	4,158

Net change in cash and cash equivalents from continuing operations	(24,100)	(14,376)
Cash used in operating activities of discontinued operations	(15,200)	(21,313)

Net change in cash and cash equivalents	(39,300)	(35,689)
Cash and cash equivalents at beginning of period	246,358	255,129

Cash and cash equivalents at end of period	$207,058	$219,440

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$64	$73
Cash paid for interest	$12,678	$12,891
Cash paid for income taxes	$33,839	$15,217

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

Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 as of December 2, 2007, as further discussed in Note 11.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2010. The company’s adoption of SFAS No. 141R, beginning fiscal year 2010, will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the August 30, 2008 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,870 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not expect the adoption of SFAS 161 to have a material impact on its financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be the company’s fiscal year 2010. FSP 142-3 should be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect the adoption of SFAS 162 to have a material impact on its financial condition, results of operations or cash flows.

Note 2: Acquisitions and Divestitures

Acquisitions

Sekisui-Fuller: In the second quarter of 2005, the company completed its definitive agreements to enter into business-related partnerships with Sekisui Chemical Co., Ltd. On April 1, 2005, Sekisui and the company merged their Japanese adhesives businesses to create Sekisui-Fuller Company, Ltd. In exchange, the company received a 40 percent ownership in Sekisui-Fuller Company, Ltd. with an option to purchase an additional 10 percent in 2007 for $12,000, which the company exercised during the third quarter of 2007 and paid on September 27, 2007. The additional 10 percent increased the company’s ownership in the joint venture from 40 percent to 50 percent. Due to the structure of the joint venture, the company continues to account for this investment using the equity method.

On May 26, 2005, the company received $8,000 from Sekisui in exchange for a 20 percent investment in certain of the company’s China subsidiaries and an option for Sekisui to increase its investment to 30 percent in 2007 for $4,000. Sekisui’s option to purchase an additional 10 percent in 2007 was initially recorded as a liability at a fair value of $688. The option expired, unexercised, on October 1, 2007 and the remaining value of the option as of that date of $271 was removed from the liability and recorded into other income, net. The company continues to consolidate China with the portion owned by Sekisui represented as a minority interest liability.

Carolina Polymers’ polymer and adhesive technology: On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive technology for the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The initial cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs. Based on preliminary valuation estimates, the company recorded $1,385 of current assets, $1,782 to intangibles, $50 to other non-current assets and $1,782 to goodwill. The acquisition was recorded in the North America operating segment. Carolina Polymers was entitled to an earn-out of up to $1,700 based on the company’s shipment volume from September 5, 2006 to September 5, 2007; however, the final valuation and earn-out calculation, which was completed in the third quarter of 2007, resulted in an earn-out payment of $1,124. This entire amount was considered additional purchase price and classified to goodwill. The company also incurred $31 of additional direct external costs in 2007. The total final purchase price was $6,154. Based on final valuations the company recorded $1,385 of current assets, $2,495 to intangibles, $50 to other non-current assets and $2,224 to goodwill.

Henkel KGaA’s insulating glass sealant business: On June 9, 2006, the company acquired Henkel KGaA’s insulating glass sealant business which manufactures sealants for windows used in both residential and commercial construction. This business has a strong presence in Europe and an expanding presence in Asia. The acquired business is included in the company’s Europe operating segment.

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

Roanoke Companies Group, Inc.: On March 17, 2006, the company acquired substantially all the assets of Roanoke Companies Group, Inc. and assumed certain operating liabilities. Roanoke is a U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems. Roanoke is focused particularly on the retail home improvement market segment and is included in the company’s North America operating segment.

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

Divestitures

Automotive: On November 20, 2007, the company sold its automotive business to EMS-TOGO Corp. for cash proceeds of $71,089 which included the $80,000 sales price net of $8,911 cash on the balance sheet of the divested business. As part of this transaction, the company recorded a gain of $7,604 (a loss of $6,184 net of tax), which included direct external costs to sell of $200.

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

Revenue and income from discontinued operations for the 13 and 39 weeks ended September 1, 2007 were as follows:

	13 Weeks Ended September 1, 2007	39 Weeks Ended September 1, 2007
Net revenue	$15,637	$53,850

Income from operations	490	1,985
Other income, net	2	24
Income tax expense	(107)	(487)
Minority interests in (income) loss of subsidiaries	92	(8)
Income from equity investments	1,046	4,565

Net income from discontinued operations	$1,523	$6,079

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the automotive business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities in discontinued operations as of August 30, 2008 and December 1, 2007 were as follows:

	August 30, 2008	December 1, 2007
Other current assets	$27	$27

Income taxes payable	$—	$15,200

Powder Coatings: On December 1, 2006, the company sold its powder coatings business to The Valspar Corporation. The sale price was $104,199 and was subject to a net working capital adjustment, which the company preliminarily calculated to be $435. This adjustment reduced the selling price and resulting gain by $435. In the second quarter of 2007, the calculation of the net working capital adjustment of $485 was paid. As part of this transaction, the company recorded a gain in the fourth quarter of 2006 of $68,916 ($50,339 net of tax), which included direct external costs to sell of $3,561, a favorable cumulative translation adjustment reversal of $3,002, the write-off of $5,336 of goodwill and the preliminary net working capital adjustment.

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

The major classes of assets and liabilities of discontinued operations as August 30, 2008 and December 1, 2007 were as follows:

	August 30, 2008	December 1, 2007
Other current assets	$795	$865

Other accrued expenses	$124	$134
Income taxes payable	498	541

Current liabilities of discontinued operations	$622	$675

Note 3: Accounting for Share-Based Compensation

Overview: The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in the company’s Annual Report filed on Form 10-K as of December 1, 2007.

Grant-Date Fair Value: The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 and 39 weeks ended August 30, 2008 and September 1, 2007 were calculated using the following assumptions:

	13 Weeks Ended[1] September 1, 2007	39 Weeks Ended
		August 30, 2008	September 1, 2007
Expected life (in years)	5.1	5.0	5.8
Weighted-average expected volatility	34.77%	35.69%	36.13%
Expected volatility	34.77%	35.63% - 36.56%	34.42% - 37.35%
Risk-free interest rate	4.90%	3.32%	4.66%
Expected dividend yield	0.89%	1.02%	0.94%
Weighted-average fair value of grants	$10.55	$8.76	$10.44

[1]	There were no options granted for the 13 week period ended August 30, 2008.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 79 percent and 88 percent of its unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,317 and $1,395 was included in the company’s Consolidated Statements of Income for the 13 weeks ended August 30, 2008 and September 1, 2007, respectively. Included in these amounts were $590 and $577 of stock option expense, respectively. Total share-based compensation expense of $3,266 and $2,833 was included in the company’s Consolidated Statements of Income for the 39 weeks ended August 30, 2008 and September 1, 2007, respectively. Included in these amounts were $1,668 and $1,876 of stock option expense, respectively. Share-based compensation expense for 2007 included $846 of favorable adjustments in the first quarter from unexpected executive forfeitures. Included in the favorable 2007 forfeiture adjustments was

$205 related to stock options. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended August 30, 2008 and September 1, 2007, there was $3 and $1,326, respectively, of excess tax benefit recognized. For the 39 weeks ended August 30, 2008 and September 1, 2007, there was $492 and $3,397, respectively, of excess tax benefit recognized.

As of August 30, 2008, there was $4,282 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.5 years. Unrecognized compensation costs related to unvested restricted stock awards was $1,806, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-based Activity

A summary of option activity as of August 30, 2008, and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2007	1,721,358	$16.44
Granted	396,918	26.30
Exercised	(88,977)	14.88
Forfeited or Cancelled	(150,387)	22.07

Outstanding at August 30, 2008	1,878,912	$18.15

No options were granted during the 13 weeks ended August 30, 2008. The fair value of options granted during the 13 weeks ended September 1, 2007 was $405. Total intrinsic value of options exercised during the 13 weeks ended August 30, 2008 and September 1, 2007 was $68 and $3,467, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 39 weeks ended August 30, 2008 and September 1, 2007 was $3,478 and $4,646, respectively. Total intrinsic value of options exercised during the 39 weeks ended August 30, 2008 and September 1, 2007 was $696 and $13,618, respectively. Proceeds received from option exercises were $105 and $2,146 during the 13 weeks ended August 30, 2008 and September 1, 2007, respectively, and $1,324 and $13,437 during the 39 weeks ended August 30, 2008 and September 1, 2007, respectively.

The following table summarizes information concerning outstanding and exercisable options as of August 30, 2008:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	2.3	$9.31	$4,062	242,428	2.3	$9.31	$4,062
$10.01-$15.00	632,958	4.7	13.69	7,834	562,105	4.5	13.60	7,011
$15.01-$20.00	344,250	7.2	16.32	3,355	153,678	7.2	16.34	1,495
$20.01-$25.00	23,971	9.6	20.93	123	—	—	—	—
$25.01-$30.00	635,305	8.8	26.83	—	77,410	8.3	27.03	—

	1,878,912	6.3	$18.15	$15,374	1,035,621	4.7	$14.01	$12,568

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of August 30, 2008, and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2007	52,865	261,173	314,038	$18.44	1.8
Granted	26,964	72,562	99,526	26.31	3.0
Vested	(20,670)	(83,963)	(104,633)	14.41	—
Forfeited	(6,653)	(47,181)	(53,834)	21.00	1.3

Nonvested at August 30, 2008	52,506	202,591	255,097	$22.62	2.0

There was no restricted stock vested during the 13 weeks ended August 30, 2008. Total fair value of restricted stock vested during the 13 weeks ended September 1, 2007 was $926. Total fair value of restricted stock vested during the 39 weeks ended August 30, 2008 and September 1, 2007 was $2,474 and $1,454, respectively. The total fair value of nonvested restricted stock at August 30, 2008 was $6,650.

There were no restricted stock repurchases during the 13 weeks ended August 30, 2008. The company repurchased 4,561 restricted stock shares during the 13 weeks ended September 1, 2007 in conjunction with restricted stock share vestings. The company repurchased 30,383 and 9,410 restricted stock shares during the 39 weeks ended August 30, 2008 and September 1, 2007, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company does not expect any additional restricted stock shares to be repurchased in fiscal 2008.

A summary of deferred compensation unit activity as of August 30, 2008, and changes during the 39 weeks then ended is presented below:

	39 Weeks Ended August 30, 2008
	Non-employee Directors	Employees	Total
Units outstanding December 1, 2007	212,695	109,376	322,071
Participant contributions	13,632	9,763	23,395
Company match contributions	18,736	1,308	20,044
Payouts	(12,856)	(12,801)	(25,657)

Units outstanding August 30, 2008	232,207	107,646	339,853

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Weighted-average common shares – basic	48,221,605	60,369,560	51,983,814	60,232,354
Equivalent shares from share-based compensation plans	836,893	987,925	805,966	1,112,587

Weighted-average common and common equivalent shares – diluted	49,058,498	61,357,485	52,789,780	61,344,941

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

Options to purchase 659,276 and 358,327 shares of common stock at the weighted-average exercise price of $26.62 and $27.04 for the 13 week periods ended August 30, 2008 and September 1, 2007, respectively, and options to purchase 687,398 and 356,048 shares at the weighted-average exercise price of $26.67 and $26.72 for the 39 week periods ended August 30, 2008 and September 1, 2007, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		39 Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Net income	$21,716	$28,366	$61,295	$76,453
Other comprehensive income
Foreign currency translation	(28,253)	2,643	(7,718)	11,176
Gain (loss) on interest rate hedging instruments, net of tax	190	—	(285)	—

Total comprehensive income	$(6,347)	$31,009	$53,292	$87,629

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income

	August 30, 2008	December 1, 2007
Foreign currency translation adjustment	$74,840	$82,558
Pension adjustment, net of taxes of $24,404	(42,056)	(42,056)
Loss on interest rate hedging instrument, net of taxes of $182	(285)	—

Total accumulated other comprehensive income	$32,499	$40,502

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended August 30, 2008 and September 1, 2007
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Net periodic cost (benefit):
Service cost	$1,432	$1,651	$295	$689	$364	$397
Interest cost	4,148	4,122	2,000	1,758	1,204	1,010
Expected return on assets	(6,212)	(4,819)	(2,286)	(1,944)	(972)	(921)
Amortization:
Prior service cost	76	76	—	(1)	(231)	(433)
Actuarial (gain)/ loss	41	582	54	356	933	787
Transition amount	—	—	5	5	—	—

Net periodic cost (benefit)	$(515)	$1,612	$68	$863	$1,298	$840

	39 Weeks Ended August 30, 2008 and September 1, 2007
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Net periodic cost (benefit):
Service cost	$4,296	$4,953	$875	$2,018	$1,092	$1,190
Interest cost	12,444	12,366	5,937	5,169	3,612	3,029
Expected return on assets	(18,636)	(14,457)	(6,808)	(5,717)	(2,916)	(2,762)
Amortization:
Prior service cost	228	228	(1)	(3)	(693)	(1,300)
Actuarial (gain)/ loss	123	1,746	162	1,043	2,799	2,362
Transition amount	—	—	15	16	—	—

Net periodic cost (benefit)	$(1,545)	$4,836	$180	$2,526	$3,894	$2,519

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

Note 7: Inventories

The composition of inventories follows:

	August 30, 2008	December 1, 2007
Raw materials	$76,391	$64,897
Finished goods	96,086	90,772
LIFO reserve	(21,648)	(18,105)

	$150,829	$137,564

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

As of August 30, 2008, the company had forward foreign currency contracts maturing between September 11, 2008 and July 06 2009. The mark-to-market effect associated with these contracts was a net unrealized gain of $1,368 at August 30, 2008.

On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covers the notional amount of $75,000 at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $467 at August 30, 2008 and is included in other accrued expenses in the consolidated balance sheet.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of August 30, 2008, $1,147 was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of August 30, 2008, the company had recorded $2,453 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of August 30, 2008, the company’s subsidiary was a defendant in approximately 7 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of August 30, 2008, the company had recorded $121 for the probable liabilities and $134 for insurance recoveries for all remaining EIFS-related matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended August 30, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	3	5
Lawsuits and claims settled	(8)	(11)
Lawsuits and claims dismissed	(3)	(8)

Lawsuits and claims at end of period	7	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended August 30, 2008	Year Ended December 1, 2007
Settlements reached	$369	$283
Defense costs incurred	$461	$843
Insurance payments received or expected to be received	$396	$580

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

During the first nine months of 2008, the company settled four asbestos-related lawsuits for $658. The company’s insurers have paid or are expected to pay $490 of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4,600 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $2,223 based on a probable liability of $4,600. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4,411 and recorded a receivable of $2,126.

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

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of August 30, 2008, the company had recorded $4,884 for probable liabilities and $2,555 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

	13 Weeks Ended
	August 30, 2008			September 1, 2007
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$163,947	$8,607	$15,678	$172,210	$7,208	$24,084
Europe	109,573	2,975	7,409	100,114	1,868	9,726
Latin America	54,334	539	1,236	50,920	433	3,178
Asia Pacific	34,132	528	1,848	29,009	170	1,896

Total	$361,986		$26,171	$352,253		$38,884

	39 Weeks Ended
	August 30, 2008			September 1, 2007
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$462,686	$24,640	$50,217	$501,917	$20,533	$63,248
Europe	318,503	8,549	25,123	299,533	5,551	27,816
Latin America	163,556	1,804	3,940	155,859	874	7,658
Asia Pacific	96,654	758	5,839	82,002	772	4,542

Total	$1,041,399		$85,119	$1,039,311		$103,264

Reconciliation of Operating Income from Continuing Operations to Income from Continuing Operations before Income Taxes, Minority Interests and Income from Equity Investments:

	13 Weeks Ended		39 Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Operating income from continuing operations	$26,171	$38,884	$85,119	$103,264
Gains from sales of assets	15	4	44	107
Other income, net	759	940	2,843	3,575
Interest expense	(3,872)	(2,868)	(10,742)	(9,657)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$23,073	$36,960	$77,264	$97,289

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

In the third quarter, the company determined that it was more likely than not that tax net operating loss carryforwards in Brazil would be utilized in the future. Accordingly, the valuation allowance for the deferred tax assets of this affiliate was reduced to zero. The one-time tax benefit related to the reversal of the Brazilian valuation allowance was $4.3 million, $3.8 million of which was related to the tax net operating loss carryforwards with no expiration date and $0.5 million that was related to other deferred tax items.

Note 12: Share Repurchase Program

On January 24, 2008, the Board of Directors authorized a share repurchase program of up to $200 million of the company’s outstanding common shares after having completed a $100 million stock buyback program authorized on July 11, 2007. Under the program, the company, at management’s discretion, was authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the new program was debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, the company reduced its common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

Share repurchases were $61.1 million and $138.9 million for the quarters ended March 1, 2008 and May 31, 2008, respectively, thus completing the $200 million share repurchase program. Of this amount, $9.1 million reduced common stock, $20.8 million reduced additional paid in capital and the remaining $170.1 million reduced retained earnings.

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

The provisions of SFAS 157 (as impacted by FSP Nos. 157-1 and 157-2) were effective for the company on December 2, 2007 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities, investments in company owned life insurance and derivatives. Derivatives include foreign currency forward contracts and the company’s interest rate swap. There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157. The adoption of SFAS 157 did not have a material impact on the company’s financial condition, results of operations or cash flows.

The following table presents information about the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of August 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	August 30, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$119,356	$119,356	$—	$—
Company owned life insurance	21,516	21,516	—	—
Derivative assets	1,575	—	1,575	—

Liabilities:
Derivative liabilities	$674	$—	$674	$—

Note 14: Subsequent Events

On August 31, 2008 the Company acquired the principle assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in Cairo, Egypt. Under the terms of the deal, the assets acquired included a manufacturing facility, equipment, inventory, intangible assets, customer relationships, intellectual property and trademarks. The total initial cash payment of $6,320 will be funded through existing cash. The acquisition will be recorded in the company’s Europe operating segment.

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

Net revenue increased 2.8 percent in the third quarter of 2008 as compared to the third quarter of 2007. The effects of foreign currency translation were a positive 4.8 percent in the quarter while sales volume decreased 4.6 percent. Average selling prices increased 2.6 percent. The Asia Pacific segment continued to record positive volume growth. North America and Europe incurred volume declines in the third quarter as compared to last year’s third quarter; however the declines were at a slower rate than the prior quarter. The slow economies in North America and Europe continued to impact the company’s sales volume growth.

Net income from continuing operations in the third quarter of 2008 of $21.7 million was $5.1 million or 19.1 percent less than the third quarter of 2007. In the third quarter 2008, the company recognized a tax benefit of $4.3 million due to the determination that it is more likely than not that the tax net operating loss carryforwards, in the company’s Brazilian subsidiary, would be utilized in the future. The decline in net income from continuing operations was driven primarily by reduced gross profit margins caused by the rapid increase of raw material costs in the third quarter of 2008. The rise in oil prices and decreased availability of certain key raw materials were the main reasons for the raw material cost increases. The decreased availability was caused primarily by temporary production outages and the focus of ethylene producers to manufacture ethylene from lighter feedstocks which produces less by-products. The ethylene by-products are key to several adhesive raw materials. These decision are based on the market dynamics of the price ratio of crude oil to natural gas. Selling price increases did not keep pace with the rise in raw material costs.

Net income from continuing operations per diluted share was $0.44 in the third quarter of both 2008 and 2007. The $4.3 million tax benefit added $0.09 to the 2008 result. The 2008 figure was also aided by a 20 percent reduction in the weighted average number of diluted shares resulting from the company’s share repurchase programs that began in the third quarter of 2007. The 38 percent reduction in pretax income offset the benefits of the income tax benefit and the lower share count.

Results of Operations

Net Revenue:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Net revenue	$362.0	$352.3	2.8%	$1,041.4	$1,039.3	0.2%

Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter of 2008 compared to the third quarter of 2007 and the first nine months of 2008 compared to the first nine months of 2007:

( ) = Decrease	13 Weeks Ended August 30, 2008	39 Weeks Ended August 30, 2008
Product pricing	2.6%	1.4%
Sales volume	(4.6)%	(6.1)%
Currency	4.8%	4.9%

Total	2.8%	0.2%

Organic sales growth, which the company defines as the combined variances from product pricing and sales volume, was negative 2.0 percent (positive 2.6 percent from pricing and negative 4.6 percent from sales volume) in the third quarter of 2008 as compared to the same period last year. Although the organic growth was still negative in the third quarter, the sequential trend was positive as the organic growth rates in the first and second quarters of 2008 were negative 7.6 percent and negative 4.5 percent, respectively. The sluggish economies in both North America and Europe continued to have a negative impact on sales volume in the third quarter. The positive currency effects continued to be driven mainly by the relative weakness of the U.S. dollar versus the euro as compared to the third quarter of 2007, although during the third quarter of 2008 the dollar strengthened against the euro by approximately 6 percent. There was no impact on the net revenue variances from acquisitions. The divestiture of the automotive business in the fourth quarter of 2007 is included in Discontinued Operations.

Cost of Sales:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Cost of sales	$271.5	$245.9	10.4%	$764.2	$727.9	5.0%
Percent of net revenue	75.0%	69.8%		73.4%	70.0%

The cost of sales increased 10.4 percent from the third quarter of 2007 and increased 5.0 percent for the first nine months of 2008 compared to the first nine months of 2007. The dollar increases in the cost of sales were primarily due to higher raw material costs and the impact from foreign currency translation. The escalation in global oil prices combined with supply shortages of certain key raw materials have been the main reasons for the increase in the company’s raw material costs as compared to 2007. Raw material costs, on average, were up an estimated 17 percent in the third quarter of 2008 as compared to the same period last year and up an estimated 7 percent on a sequential basis. These increases were partially offset by the effects of lower sales volume.

Gross Profit Margin:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Gross profit	$90.5	$106.3	(14.9)%	$277.2	$311.4	(11.0)%
Percent of net revenue	25.0%	30.2%		26.6%	30.0%

The decline in the gross profit margin for both the third quarter and first nine months of 2008 resulted primarily from increases in raw material costs exceeding the effects of selling price increases. All four operating segments experienced margin erosion in both the third quarter and first nine months of 2008 as compared to 2007.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
SG&A	$64.3	$67.5	(4.7)%	$192.1	$208.1	(7.7)%
Percent of net revenue	17.8%	19.1%		18.4%	20.0%

SG&A expenses decreased $3.2 million from the third quarter of 2007 and $16.0 million year-to-date from 2007 in spite of currency effects that added an estimated $2.5 million and $6.5 million to the 2008 expenses for the third quarter and first nine months, respectively. SG&A expense decreases resulted primarily from reductions in employee headcount, lower pension expenses, reduced management incentive accruals and stringent cost controls throughout the company.

Gains from Sales of Assets:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Gains from sales of assets	$0.02	$0.00	NMP	$0.04	$0.11	(58.9)%

NMP = Non-meaningful percentage

There were no significant asset sales in the third quarter or first nine months of either 2008 or 2007.

Other Income, net:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Other income, net	$0.8	$0.9	(19.3)%	$2.8	$3.6	(20.5)%

Interest income, the largest component of other income, net, was $1.6 million in the third quarter 2008 and $1.7 million in the third quarter of 2007. For the first nine months, interest income was $5.0 million in 2008 and $4.8 million in 2007. Currency transaction and re-measurement losses in the third quarter and first nine months of 2008 were $0.5 million and $1.5 million, respectively, as compared to losses of $0.6 million and $1.1 million for the same periods of 2007, respectively.

Interest Expense:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Interest expense	$3.9	$2.9	35.0%	$10.7	$9.7	11.2%

The year-over-year increase in the third quarter interest expense was mainly due to the additional borrowings related to the company’s 2008 share repurchase program. Total debt was $339.5 million as of August 30, 2008 as compared to $171.9 million as of September 1, 2007.

Income Taxes:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2007	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Income taxes	$2.3	$10.5	(78.5)%	$17.8	$28.1	(36.6)%
Effective tax rate	9.8%	28.5%		23.1%	28.9%

As mentioned in the ‘Overview’ section of this report, the third quarter of 2008 included a $4.3 million income tax benefit related to the valuation of deferred tax assets in Brazil. Excluding the benefit, the 2008 effective tax rate approximated the 28.5 percent rate in 2007. On a year-to-date basis the effective tax rate in 2008, excluding the $4.3 million benefit, was 28.7 percent as compared to the 28.9 percent for the same period in 2007.

Minority Interests in Loss of Subsidiaries:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Minority interests in loss of subsidiaries	$0.04	$0.03	53.6%	$0.15	$0.02	NMP

NMP = Non-meaningful percentage

Minority interests in the loss in the company’s 80 percent owned China entities was not significant in the third quarter or first nine months of either 2008 or 2007.

Income from Equity Investments:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Income from equity investments	$0.9	$0.4	120.9%	$1.7	$1.2	46.3%

The income from equity investments relates to the company’s 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The third quarter result reflects the higher net income recorded by the joint venture in the quarter due to improved profitability and growth.

Income from Continuing Operations:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Income from continuing operations	$21.7	$26.8	(19.1)%	$61.3	$70.4	(12.9)%
Percent of net revenue	6.0%	7.6%		5.9%	6.8%

The reduced income from continuing operations in the third quarter and first nine months of 2008 resulted primarily from the lower sales volume and higher raw material costs as compared to the same periods of 2007. SG&A expense reductions and the $4.3 million tax benefit were not enough to offset the gross profit reductions.

Income from Discontinued Operations:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Income from discontinued operations	$—	$1.5	NMP	$—	$6.1	NMP

NMP = Non-meaningful percentage

The income from discontinued operations of $1.5 million for the third quarter and $6.1 million for the first nine months of 2007 represents net income generated by the automotive business that was divested in the fourth quarter of 2007.

Net Income:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Net Income	$21.7	$28.4	(23.4)%	$61.3	$76.5	(19.8)%
Percent of net revenue	6.0%	8.1%		5.9%	7.4%

The diluted earnings per share were $0.44 for the third quarter and $1.16 for the first nine months of 2008 and $0.46 for the third quarter and $1.25 for the first nine months of 2007.

Operating Segment Results

The company’s operations are managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region. The tables below set forth certain information regarding the net revenue and operating income of each of the company’s operating segments. All information has been adjusted to exclude discontinued operations. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 30, 2008		September 1, 2007		August 30, 2008		September 1, 2007
(In millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$164.0	45%	$172.3	49%	$462.7	44%	$501.9	48%
Europe	109.6	30%	100.1	28%	318.5	31%	299.5	29%
Latin America	54.3	15%	50.9	15%	163.6	16%	155.9	15%
Asia Pacific	34.1	10%	29.0	8%	96.6	9%	82.0	8%

Total	$362.0	100%	$352.3	100%	$1,041.4	100%	$1,039.3	100%

Operating Income by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 30, 2008		September 1, 2007		August 30, 2008		September 1, 2007
(In millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$15.7	60%	$24.1	62%	$50.2	59%	$63.3	61%
Europe	7.4	28%	9.7	25%	25.1	29%	27.8	27%
Latin America	1.2	5%	3.2	8%	4.0	5%	7.7	8%
Asia Pacific	1.9	7%	1.9	5%	5.8	7%	4.5	4%

Total	$26.2	100%	$38.9	100%	$85.1	100%	$103.3	100%

The following table provides a reconciliation of operating income to income from continuing operations before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Operating income	$26.2	$38.9	$85.1	$103.3
Gains from sales of assets	—	—	—	0.1
Other income, net	0.8	1.0	2.9	3.6
Interest expense	(3.9)	(2.9)	(10.7)	(9.7)

Income from continuing operations before income taxes, minority interests, and income from equity investments	$23.1	$37.0	$77.3	$97.3

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$95.0	$96.7	(1.8)%	$272.3	$281.2	(3.2)%
Packaging Solutions	13.1	14.7	(10.6)%	41.1	40.0	2.7%
Specialty Construction	41.1	44.0	(6.6)%	111.1	135.4	(18.0)%
Insulating Glass	14.8	16.9	(12.5)%	38.2	45.3	(15.6)%

Total North America	$164.0	$172.3	(4.8)%	$462.7	$501.9	(7.8)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 30, 2008 vs 13 Weeks Ended September 1, 2007
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales volume	(2.1)%	(11.1)%	(6.6)%	(12.5)%	(5.0)%
Currency	0.3%	0.5%	—	—	0.2%

Total	(1.8)%	(10.6)%	(6.6)%	(12.5)%	(4.8)%

	39 Weeks Ended August 30, 2008 vs 39 Weeks Ended September 1, 2007
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales volume	(4.1)%	1.5%	(18.0)%	(15.6)%	(8.4)%
Currency	0.9%	1.2%	—	—	0.6%

Total	(3.2)%	2.7%	(18.0)%	(15.6)%	(7.8)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$9.2	$13.7	(32.8)%	$29.4	$37.6	(21.9)%
Packaging Solutions	3.7	5.4	(31.3)%	13.3	12.8	4.1%
Specialty Construction	0.8	2.8	(72.9)%	2.2	8.3	(72.9)%
Insulating Glass	2.0	2.2	(7.2)%	5.3	4.6	15.7%

Total North America	$15.7	$24.1	(34.9)%	$50.2	$63.3	(20.6)%

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

Total North America: The North American construction markets continued to be slow in the third quarter of 2008. Reduced sales volume and increased raw material costs driven by higher oil prices and shortages of some key raw materials contributed to a lower gross profit margin as compared to 2007. SG&A expenses were down significantly from the prior year, however the operating income still decreased 34.9 percent and 20.6 percent for the third quarter and first nine months of 2008, as compared to 2007, respectively.

Adhesives: Net revenue in the Adhesives component declined 1.8 percent in the third quarter and 3.2 percent in the first nine months as compared to last year. The organic growth in the third quarter was negative 2.1 percent, which was a significant improvement from the negative 4.6 percent recorded in the second quarter of 2008. Sharp increases in raw material costs and the impact from lower sales volume were the primary reasons for the operating income decreases for both the third quarter and first nine months of 2008 as compared to 2007. The operating income margin of 9.6 percent in the third quarter of 2008 was 4.5 percentage points below the third quarter of 2007. For the first nine months the operating income margin of 10.8 percent in 2008 compared to 13.4 percent for the first nine months of 2007.

Packaging Solutions: The net revenue decreased 10.6 percent in the third quarter and increased 2.7 percent for the first nine months of 2008. The Packaging Solutions component was negatively impacted by weak demand for packaging products resulting from the slow economy. Customers’ production volumes were significantly decreased from prior year. The gross profit margin was negatively impacted by both raw material cost increases and an unfavorable product mix. Also contributing to the third quarter decline in operating income was that a favorable legal settlement of $0.7 million was recorded in SG&A expenses in the third quarter of 2007.

Specialty Construction: Net revenue decreased 6.6 percent and 18.0 percent for the third quarter and first nine months of 2008 respectively, as compared to the same periods in 2007. The Specialty Construction component has been heavily impacted by the slowdown in the U.S. housing and other construction markets. The economic slowdown and lost customers were the primary reasons for the year-over-year decrease in net revenue for both the third quarter and nine months year-to-date. The profitability was heavily impacted by both the sales volume losses and raw material cost increases in the third quarter. Selling price increases have lagged the rapid increases in raw material costs. The nine month year-to-date results of 2008 included $1.8 million of charges against net revenue in the second quarter related to start-up costs associated with a new merchandising program for a significant retail customer. SG&A expenses decreased as compared to 2007 for both the third quarter and first nine months due to reduced headcount and stringent cost controls. Last year’s SG&A expenses included $1.7 million of accelerated amortization expense in the first quarter on a particular trade name that was discontinued.

Insulating Glass: Net revenue declines in both the third quarter and first nine months of 2008 were a direct result of the slowdown in the U.S. housing market. The Insulating Glass component’s primary business is selling adhesives and sealants to manufacturers of windows primarily for residential construction. Raw material cost increases were significant in the third quarter; especially the materials that are oil derivatives. Despite the downward pressure on the gross profit margin, operating income only decreased 7.2 percent in the third quarter of 2008 compared to the third quarter of 2007 and increased 15.7 percent over the first nine months of 2008 compared to the first nine months of 2007, due to significant reductions in SG&A expenses. The reduction in SG&A expenses for both the third quarter and first nine months of 2008 was mainly due to reduced headcount and the reallocation of certain expenses to other business components as a result of the 2007 regional reorganization.

Europe:

In the first quarter of 2008 the insulating glass business component was merged with the adhesives component. The Europe operating segment is now managed as one component. The following table reflects the net revenue and operating income of the Europe operating segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Net revenue	$109.6	$100.1	9.4%	$318.5	$299.5	6.3%
Operating income	$7.4	$9.7	(23.8)%	$25.1	$27.8	(9.7)%

The following table provides details of the Europe net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 Weeks Ended August 30, 2008 vs September 1, 2007	39 Weeks Ended August 30, 2008 vs September 1, 2007
Pricing/Sales volume	(4.7)%	(7.1)%
Currency	14.1%	13.4%

Total	9.4%	6.3%

Total Europe: The stronger euro as compared to the U.S. dollar was the primary factor in the net revenue increase over last year for both the quarter and first nine months. The lower sales volume combined with higher raw material costs resulted in a lower gross profit margin in the first three quarters of 2008 as compared to last year. Significant reductions in SG&A expenses helped mitigate the gross profit shortfall. The positive currency effects on operating income were an estimated $1.4 million for the third quarter and $4.4 million for the first nine months of 2008 as compared to the same periods in 2007. The operating income margin for the operating segment was 6.8 percent in the third quarter of 2008 compared to 9.7 percent in the third quarter of 2007. The year-to-date operating income margin was 7.9 percent for 2008 compared to 9.3 percent for 2007.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$27.8	$27.9	(0.3)%	$80.4	$82.7	(2.8)%
Paints	26.5	23.0	15.1%	83.2	73.2	13.6%

Total Latin America	$54.3	$50.9	6.7%	$163.6	$155.9	4.9%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 30, 2008 vs September 1, 2007			39 Weeks Ended August 30, 2008 vs September 1, 2007
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales volume	(0.3)%	15.1%	6.7%	(2.8)%	13.6%	4.9%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$0.7	$1.6	(57.6)%	$2.7	$4.0	(34.0)%
Paints	0.5	1.6	(64.7)%	1.3	3.7	(64.4)%

Total Latin America	$1.2	$3.2	(61.1)%	$4.0	$7.7	(48.6)%

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

Total Latin America: Net revenue in the third quarter of 2008 was 6.7 percent higher than the third quarter of 2007 and up 4.9 percent for the first nine months of 2008 compared to the first nine months of 2007. The Paints component continued to experience double-digit revenue growth while the Adhesives component was slightly below last year for the quarter. The operating income for the operating segment decreased $2.0 million or 61.1 percent for the third quarter and $3.7 million or 48.6 percent for the first nine months as compared to last year. The operating income margin in the third quarter was 2.3 percent as compared to 6.2 percent in the third quarter of 2007. Through the first nine months of 2008 the operating margin was 2.4 percent as compared to 4.9 percent last year.

Adhesives: The reduced net revenue in the Adhesives component was attributed to sales volume losses. Higher raw material costs combined with the lower sales volumes resulted in operating income decreases of 57.6 percent and 34.0 percent for third quarter and first nine months of 2008, respectively, as compared to the same periods in 2007. The operating income margin was 2.4 percent in the third quarter of 2008 as compared to 5.7 percent for the third quarter of 2007. The operating income margin was 3.3 percent for the first nine months of 2008 compared to 4.8 percent last year.

Paints: The Paints component had net revenue increases of 15.1 percent in the third quarter and 13.6 percent for the first nine months of 2008 as compared to the same periods of last year. Investments in retail stores have had a significant positive impact on the net revenue growth. An unfavorable mix of product sales and higher SG&A expenses contributed to the decline in operating income in 2008 versus 2007. The operating income margin for the third quarter was 2.1 percent as compared to 6.9 percent in the third quarter of 2007. Through nine months of 2008 the operating income margin of 1.6 percent was 3.4 percentage points below the margin realized in the first nine months of 2007.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific segment.

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$26.9	$22.2	20.8%	$76.6	$63.2	21.3%
Consumer	7.2	6.8	7.3%	20.0	18.8	6.5%

Total Asia Pacific	$34.1	$29.0	17.7%	$96.6	$82.0	17.9%

The following table provides details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 30, 2008 vs September 1, 2007			39 Weeks Ended August 30, 2008 vs September 1, 2007
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales volume	14.7%	(4.2)%	10.3%	13.0%	(6.4)%	8.6%
Currency	6.1%	11.5%	7.4%	8.3%	12.9%	9.3%

Total	20.8%	7.3%	17.7%	21.3%	6.5%	17.9%

The following table reflects the operating income by component of the Asia Pacific operating segment:

	13 Weeks Ended			39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007	August 30, 2008	September 1, 2007	2008 vs 2007
Adhesives	$1.6	$1.6	(2.1)%	$4.8	$4.2	15.6%
Consumer	0.3	0.3	(4.4)%	1.0	0.3	192.1%

Total Asia Pacific	$1.9	$1.9	(2.5)%	$5.8	$4.5	28.5%

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

Total Asia Pacific: Sales volume growth in the Adhesives component and positive currency effects were the main drivers of the net revenue increase in the first three quarters of 2008 as compared to last year. The positive currency effects were led by the strengthening of the Australian dollar and Chinese yuan versus the U.S. dollar. The company continues to see the Asia Pacific segment as a key growth area as evidenced by the building of a new technology center in 2008 as well as the plans to build another manufacturing site in China. Raw material costs increased significantly in the third quarter, which had a negative impact on the gross profit margin. The operating income margin in the third quarter of 2008 decreased to 5.4 percent as compared to 6.5 percent in the third quarter of 2007. The operating income margin for the first nine months of 2008 was 6.0 percent as compared to 5.5 percent for the same period in 2007.

Adhesives: The Adhesives component recorded positive organic growth of 14.7 percent in the third quarter and 13.0 through the first nine months of 2008 as compared to the same periods in 2007. Strong growth in Australia, China and Thailand drove the organic growth. Raw material cost increases and an increase in SG&A expenses due to growth-related initiatives offset the net revenue growth for the third quarter. The result was a slight decrease of operating income in the third quarter of 2008 as compared to last year, however the operating income through nine months of 2008 was 15.6 percent above last year.

Consumer: Sales volume decreased in both the third quarter and the first nine months of 2008 as the housing and construction markets in Australia and New Zealand have slowed considerably as compared to 2007. The positive currency effects and focus on sales of higher margin products resulted in operating income for the third quarter to be just slightly below the third quarter of 2007. Through nine months of 2008 the operating income in the Consumer component is nearly 200 percent above the operating income generated in 2007.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 30, 2008 were $207.1 million as compared to $246.4 million as of December 1, 2007. Total long and short-term debt was $339.5 million as of August 30, 2008 and $172.6 million as of December 1, 2007. During the first and second quarters of 2008 the company repurchased $200.8 million of its common stock, $200.0 million of which was per the repurchase program approved by the Board of Directors in

January 2008. The share repurchases were financed primarily through additional borrowings from the company’s revolving credit agreement. As a result of the share repurchases, an amount of $170.1 million in excess of the additional paid in capital balance was charged against retained earnings in the consolidated balance sheet as of August 30, 2008.

Management believes that cash flows from operating activities will be adequate to meet the company’s ongoing liquidity and capital expenditure needs. In addition, the company has sufficient access to capital markets to meet current expectations for acquisition funding requirements.

At August 30, 2008, the company was in compliance with all covenants of its contractual obligations. There are no rating triggers that would accelerate the maturity dates of any debt. Management believes the company has the ability to meet all of its contractual obligations and commitments in fiscal 2008.

Selected Metrics of Liquidity

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand and debt capitalization ratio.

	August 30, 2008	September 1, 2007
Net working capital as a percentage of annualized net revenue[1]	15.5%	13.1%
Accounts receivable DSO[2]	53 Days	52 Days
Inventory days on hand[3]	53 Days	49 Days
Debt capitalization ratio[4]	34.3%	16.9%

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

ROGI was introduced because management believes it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at August 30, 2008 was 8.2 percent as compared to 9.6 percent at December 1, 2007. Lower gross cash flow in the first nine months of 2008 as compared to the first nine months of 2007 contributed to the lower ROGI as well as a higher gross investment as of August 30, 2008 as compared to December 1, 2007.

The following table shows the ROGI calculation based on the company’s definition above compared to a calculation using all GAAP-based data. Management believes use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

(In millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	384.5	384.5
Selling, general and administrative expenses	(259.8)	(259.8)

Operating income	124.7	124.7
Taxes[1]	(36.3)	(29.2)
Depreciation and amortization	46.9	46.9
Maintenance capital expenditures[2]	(17.4)	(18.7)

Gross cash flow	117.9	123.7
Gross investment	1,434.0	1,434.0
Return on gross investment	8.2%	8.6%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.
[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007
Net cash provided by operating activities from continuing operations	$34.8	$104.6	(66.7)%

Income from continuing operations plus depreciation and amortization expense totaled $96.0 million in the first nine months of 2008 as compared to $108.6 million for the same period of 2007. Changes in net working capital accounted for a use of cash of $32.5 million in the first nine months of 2008 as compared to $1.5 million in the first nine months of 2007. Changes in accounts receivable was a $4.3 million use of cash in the first nine months of 2008 as compared to a $23.6 million source of cash in the first nine months of 2007. The significant variance in accounts receivable was due primarily to the fact that the first quarter accounts receivable collections activity was significantly lower in 2008 as compared to the first quarter of 2007. The decrease in first quarter collections in 2008 as compared to 2007 resulted from the lower accounts receivable balance as of December 1, 2007 as compared to December 2, 2006. The $13.2 million use of cash in 2008 related to other assets as compared to a $5.6 million source of cash in 2007 relates primarily to timing of tax payments in 2008 as compared to 2007.

Cash flows from Investing Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007
Net cash used in investing activities from continuing operations	$(13.3)	$(16.2)	17.9%

Purchases of property plant and equipment were $13.4 million in 2008 as compared to $15.6 million in 2007. The capital investment activity was lower than last year primarily due to the lower sales volumes. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash flows from Financing Activities from Continuing Operations:

	39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007
Net cash used in financing activities from continuing operations	$(42.3)	$(107.0)	60.5%

The cash used in financing from continuing operations in 2008 was mainly due to the $25.0 million payment of the company’s senior long-term debt and $7.0 million payment of the revolving credit agreement. The $200.8 million of repurchases of common stock in 2008 was offset by $200.0 million of new financing from the revolving credit agreement. The higher 2007 financing activity was mainly due to the $62.0 million pay-off of the company’s revolving credit agreement and $25.0 million payment of the company’s senior long-term debt. Cash generated from the exercise of stock options was $1.3 million in 2008 as compared to $13.4 million in 2007. The higher 2007 cash generated from the exercise of stock options was mainly due to exercises by the former CEO and the former CFO as their departures required the exercise of certain stock option awards prior to the end of the first quarter of 2007. Cash dividends paid on common stock were $10.2 million and $11.6 million in 2008 and 2007, respectively.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
(In millions)	August 30, 2008	September 1, 2007	2008 vs 2007
Cash used in operating activities of discontinued operations	$(15.2)	$(21.3)	28.7%

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. On December 14, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75.0 million term loan. The swap covers the notional amount of $75.0 million at a fixed rate of 4.359 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $0.5 million at August 30, 2008 and is included in other accrued expenses in the consolidated balance sheet.

Management believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact, prior to entering into the swap agreement, on the results of operations of a one-percentage point interest rate change on the outstanding balance of its variable rate debt as of August 30, 2008 would be approximately $2.8 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States in the first nine months of 2008. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Colombian peso and Chinese yuan.

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

From a sensitivity analysis viewpoint, based on the financial results of the first 39 weeks of 2008, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.4 million.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of August 30, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of August 30, 2008, $1.1 million was recorded as a liability for expected investigation and remediation expenses remaining for this site. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

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

The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of August 30, 2008, the company had reserved $2.5 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of August 30, 2008, the company’s subsidiary was a defendant in approximately 7 lawsuits and claims related primarily to single-family homes. The EIFS product was used primarily in the residential construction market in the southeastern United States. Some of the lawsuits and claims involve EIFS in commercial or multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of August 30, 2008, the company had recorded $0.1 million for the probable EIFS-related liabilities and $0.1 million for insurance recoveries, for all remaining EIFS-related matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	39 Weeks Ended August 30, 2008	Year Ended December 1, 2007
Lawsuits and claims at beginning of period	15	29
New lawsuits and claims asserted	3	5
Lawsuits and claims settled	(8)	(11)
Lawsuits and claims dismissed	(3)	(8)

Lawsuits and claims at end of period	7	15

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(In thousands)	39 Weeks Ended August 30, 2008	Year Ended December 1, 2007
Settlements reached	$369	$283
Defense costs incurred	$461	$843
Insurance payments received or expected to be received	$396	$580

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

During the first nine months of 2008, the company settled four asbestos-related lawsuits for $0.7 million. The company’s insurers have paid or are expected to pay $0.5 million of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4.6 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $2.2 million based on a probable liability of $4.6 million. Given that the payouts will occur on certain dates over a four-year period, the company applied a present value approach and has accrued $4.4 million and recorded a receivable of $2.1 million.

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

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of August 30, 2008, the company had $4.9 million accrued for probable liabilities and $2.6 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the company’s stock-based employee compensation plans and for other corporate purposes. The company did not have any purchases of equity securities during the third quarter of 2008.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200 million of the company’s outstanding common shares after completing a $100 million stock buyback program, authorized on July 11, 2007. Under the program, the company, at management’s discretion, was authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through accelerated repurchase agreements. The primary source of funding for the January 24, 2008 program was debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. The $200 million share repurchase program was completed in the second quarter of 2008.

Item 6.

Exhibits

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

H.B. Fuller Company

Dated: October 3, 2008	/s/ James R. Giertz
James R. Giertz
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibits

12	Computation of Ratios
31.1	Form of 302 Certification – Michele Volpi
31.2	Form of 302 Certification – James R. Giertz
32.1	Form of 906 Certification –Michele Volpi
32.2	Form of 906 Certification –James R. Giertz