Form 10-K
period 2008-11-29
FULLER H B CO
filed 2009-01-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 30, 2008 was approximately $1,204,534,000 (based on the closing price of such stock as quoted on the New York Stock Exchange of $24.87 on such date).

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, was 48,584,707 as of January 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2009.

H.B. FULLER COMPANY

2008 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 36 countries in North America, Europe, Latin America and the Asia Pacific region. The business is reported in four regional operating segments: North America, Europe, Latin America and Asia Pacific. The North America segment accounted for 45 percent of 2008 net revenue. Europe, Latin America and Asia Pacific accounted for 30 percent, 16 percent and 9 percent, respectively. H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915.

Segment Information.    Each of the operating segments contains a significant adhesives component. The adhesives business components produce and supply industrial and performance adhesives products for applications in various markets, including assembly (woodworking, appliances, etc.), packaging (food products, consumer goods, durable and non-durable goods, etc.) converting (corrugated, tape and label, tissue and towel, graphic arts, etc.), nonwoven (disposable diapers, feminine care and adult incontinence products) and footwear (shoes, boots and other leather goods).

The North America operating segment also produces and supplies specialty product lines for ceramic tile applications, HVAC insulation, specialty products and consulting for packaging solutions and products used in insulating glass applications.

The Europe operating segment includes adhesives and products used in insulating glass applications. In 2008, the insulating glass business component was fully integrated with the adhesives component in Europe and therefore, the Europe operating segment consists of a single business component.

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

Non-U.S. Operations.    The principal markets, products and methods of distribution outside the United States vary with business practices of the country. Non-U.S. operations face varying degrees of economic and political risks. At the end of 2008, the company had sales offices and manufacturing plants in 17 countries outside the United States and satellite sales offices in another 15 countries.

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

Customers.    Of the $1,391.6 million net revenue to unaffiliated customers in 2008, $617.8 million was sold through North American operations. No single customer accounted for more than 10 percent of consolidated net revenue.

Backlog.    Orders for products are generally processed within one week. Therefore, no significant backlog of unfilled orders existed at November 29, 2008 or December 1, 2007.

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

The company has agreements with many employees to protect rights to technology and intellectual property. Confidentiality commitments also are routinely obtained from customers, suppliers and others to safeguard proprietary information.

The company owns numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Advantra®, Adalis®, Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIMTM Adhesive, Rakoll®, Tile Perfect® and ChapCo® are important in marketing products. Many of the company’s trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

Research and Development.    The company continues to offer new and improved products. The primary emphasis has been on developing adhesives with applications across numerous markets. Research and development expenses were $16.5 million, $16.9 million and $15.9 million in 2008, 2007 and 2006, respectively. These costs are included in selling, general and administrative expenses. While the company makes efforts to improve its technology, unexpected technological advances by new or existing competitors could materially affect its business in one or more markets.

Environmental, Health and Safety.    The company undertakes to comply with applicable regulations relating to protection of the environment and workers’ safety. Management regularly reviews and upgrades the company’s environmental policies, practices and procedures and seeks improved production methods that minimize waste coming out of the company’s facilities, particularly toxic waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $5.1 million, including approximately $1.8 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Employees.    Approximately 3,100 individuals were employed on November 29, 2008, of which approximately 1,200 were in the United States.

Available Information.    For more information about the company, visit our website at:

http://www.hbfuller.com.

The company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. The company’s SEC filings are available free of charge to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning the company at the following address: Office of the Corporate Secretary, H.B. Fuller Company, 1200 Willow Lake Boulevard, P.O. Box 64683, St. Paul, Minnesota 55164-0683, (651) 236-5825.

Item 1A.	Risk Factors

The company’s business is subject to various risks and uncertainties. Any of the risks below could materially adversely affect the company’s business, financial condition and results of operations.

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

International: Approximately 58 percent, or $807 million, of net revenue was generated outside the United States in 2008. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of the company’s assets outside the United States. Although the company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

Raw Materials: Raw materials needed to manufacture products are obtained from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase, the company may be unable to pass these increases on to its customers and could experience reductions to its profit margins. Raw material prices can increase in a shorter period of time than the company is able to adjust selling prices to its customer base, which may reduce the company’s profit margins.

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

Economic: Substantial deterioration in economic conditions, especially in the United States and Europe, have had and may continue to have negative effects on the company’s results of operations and cash flows. The economic conditions affect the company’s sales volumes, pricing levels and overall profitability. Demand for many of the company’s products depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce demand for the company’s products. Challenging economic conditions may also impair the ability of customers to pay for products they have purchased, and as a result, the company’s reserves for doubtful accounts and write-offs of accounts receivable may increase.

Capital Markets: Distressed financial markets in 2008 have resulted in dramatic deflation of asset valuations and a general disruption in capital markets. This disruption has resulted in diminished liquidity and credit availability. There can be no assurance that government actions will have a positive impact on the capital markets. Reduced access to capital markets may affect the company’s ability to invest in strategic growth initiatives such as acquisitions. In addition, the reduced credit availability may affect the company’s customers from investing in their businesses, refinancing maturing debt obligations, or meeting their ongoing working capital needs. If these customers do not have sufficient access to the financial markets, demand for the company’s products may decline.

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

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company owned and contain 247,630 square feet. Manufacturing operations are carried out at 16 plants located throughout the United States and at 18 plants located in 17 other countries. In addition, numerous sales and service offices are located throughout the world. Management believes that the properties owned or leased are suitable and adequate for its business. Operating capacity varies by product, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of the company’s manufacturing plants as of November 29, 2008 (each of the listed properties is owned by the company, unless otherwise specified):

Region	Manufacturing Sq Ft	Region	Manufacturing Sq Ft
North America		Asia Pacific
California - Roseville	82,202	Australia - Dandenong South, VIC	71,280
Florida - Gainesville	6,800	Republic of China - Huangpu Guangzhou[1]	68,380
Georgia - Covington	73,500	Philippines - Laguna	10,759

- Dalton	72,000	Asia Pacific Total	150,419

- Tucker	69,000
Illinois - Aurora	149,000	Europe/Africa
- Palatine	55,000	Austria - Wels[1]	66,500
Kentucky - Paducah	252,500	Egypt - 6th of October City	8,525
Michigan - Grand Rapids	65,689	Germany - Lueneburg	64,249
Minnesota - Fridley	15,850	- Nienburg	139,248
- Vadnais Heights	53,145	Italy - Borgolavezzaro, (No)	24,219
Missouri - St. Louis[2]	21,000	Portugal - Porto	90,193
New Jersey - Edison[1,2]	5,000	United Kingdom - Dukinfield, Cheshire	17,465

- Edison	9,780	Europe/Africa Total	410,399

Ohio - Blue Ash	102,000
Texas - Houston	11,000	Latin America
- Mesquite	25,000	Argentina - Buenos Aires	10,367
Washington - Vancouver	35,768	Brazil - Sorocaba, SP2	7,535

Total U.S.	1,104,234	Chile - Maipu, Santiago	64,099
		Colombia - Itagui, Antioquia[1]	7,800
Canada - Bourcherville, QC	36,500	Costa Rica - Alajuela	4,993
		Costa Rica - Alto de Ochomogo Cartago	167,199
		Honduras - San Pedro Sula	23,346
		Republic of Panama - Tocumen Panama	30,588

North America Total	1,140,734	Latin America Total	315,927

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

Environmental Matters.    From time to time, the company is identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. The company is also subject to similar laws in some of the countries where current and former facilities are located. The company’s environmental, health and safety department monitors compliance with applicable laws on a global basis.

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of November 29, 2008, $0.7 million was recorded as a liability for expected remediation expenses remaining for this site. The liability as of December 1, 2007 was $2.0 million. The reduction in the liability in 2008 was due to approximately $1.0 million of spending on the remediation project and an effect due to the strengthening of the U.S. dollar as compared to the Brazilian real of approximately $0.3 million. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, management becomes aware of compliance matters relating to, or receives notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. The company’s management reviews the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of the company relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent the company can reasonably estimate the amount of its probable liabilities for environmental matters, the company establishes a financial provision if certain criteria are met. As of November 29, 2008, the company had reserved $1.9 million, which represents its best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of the company’s future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, the company’s responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of November 29, 2008, the company’s subsidiary was defending 6 lawsuits and claims related primarily to single-family homes. One of these lawsuits involves EIFS in multi-family structures. Lawsuits and claims related to this product line seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of November 29, 2008, the company had recorded $0.1 million for the probable EIFS-related liabilities and $0.1 million for insurance recoveries, for all remaining EIFS-related matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended November 29, 2008	Year Ended December 1, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of year	15	29	75
New lawsuits and claims asserted	3	5	9
Lawsuits and claims settled	(9)	(11)	(55)
Lawsuits and claims dismissed	(3)	(8)	—

Lawsuits and claims at end of year	6	15	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

(in thousands)	Year Ended November 29, 2008	Year Ended December 1, 2007	Year Ended December 2, 2006
Settlements reached	$387	$283	$5,989
Defense costs incurred	$567	$843	$2,507
Insurance payments received or expected to be received	$425	$580	$3,492

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

The company has been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company. As discussed below, during the fourth quarter of 2007, the company and a group of other defendants, including the third party obligated to indemnify the company against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. The company and its insurers have entered into cost-sharing agreements that provide for the allocation of defense costs and, in some cases, settlements and judgments, among these insurers and the company in asbestos-related lawsuits. The company is required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the year ended November 29, 2008, the company settled 5 asbestos-related lawsuits for $0.8 million. The company’s insurers have paid or are expected to pay $0.6 million of that amount. One of the five asbestos-related lawsuits was settled in the fourth quarter for $0.2 million and the company’s insurers are expected to pay $0.1 million of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4.3 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $2.1 million based on a probable liability of $4.3 million. Given that the payouts are expected to occur on certain dates over a four-year period and that the accrual is based on the maximum number of cases to be settled, the company applied a present value approach and has accrued $4.2 million and recorded a receivable of $2.0 million.

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

To the extent the company can reasonably estimate the amount of its probable liabilities for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of November 29, 2008, the company had $4.3 million accrued for probable liabilities and $2.1 million for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

None.

Executive Officers of the Registrant

The following table shows the name, age and business experience of the executive officers as of January 15, 2009 for the past five years. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
Michele Volpi	44	President and Chief Executive Officer Group President, General Manager, Global Adhesives Global SBU Manager, Assembly	December 2006-Present December 2004-December 2006 June 2002-December 2004

Fabrizio Corradini	42

Vice President, Chief Strategy Officer

Venture Capital Officer, European Investment Fund (a European development and investment institution)

Head of International Corporate Development, Sanpaolo IMI Group (Italian banking group)

			July 2007-Present 2005-2007 2003-2005

James R. Giertz	51

Senior Vice President, Chief Financial Officer

Senior Managing Director, Chief Financial Officer, GMAC ResCap (leading real estate finance company focused primarily in the residential real estate market )

Senior Vice President, Commercial & Industrial Products, Donaldson Company, Inc. (global provider of filtration equipment and replacement parts)

			March 2008-Present 2006-2007 2000-2006

Kevin M. Gilligan	42	Vice President, Asia Pacific Group Vice President, General Manager, H.B. Fuller Window Operations Director, North America Adhesives	March 2007-Present December 2004-March 2007 December 2002-December 2004

Timothy J. Keenan	51

Vice President, General Counsel and Corporate Secretary

General Counsel and Corporate Secretary

Deputy General Counsel, Assistant Corporate Secretary

Senior Attorney and Assistant Secretary, International Multifoods Corporation (commercial and retail manufacturer and distributor of food products)

			December 2006-Present December 2005-December 2006 August 2004-December 2005 1991-2004

James C. McCreary, Jr.	52	Vice President, Corporate Controller Interim Chief Financial Officer, Vice President and Corporate Controller Vice President, Corporate Controller	February 2008-Present February 2007-February 2008 November 2000-February 2007

Johannes BF Muller	48	Vice President, Europe Group Vice President, Europe Senior Vice President, Business Papers M-real Oy (paper manufacturer)	March 2007-Present May 2006-March 2007 2003-2006

Name	Age	Positions	Period Served
James J. Owens	44

Senior Vice President, North America

Sr. Vice President, Henkel Adhesives (global manufacturer of adhesives, sealants and surface treatments)

Corporate Vice President and General Manager, National Adhesives (global manufacturer of adhesives and bonding solutions)

Divisional Vice President and General Manager, Europe, National Adhesives

			September 2008-Present April 2008-August 2008 December 2004-April 2008 April 2001-December 2004

Ann B. Parriott	50

Vice President, Human Resources

Vice President (Human Resources), Applied Global Services, Applied Materials (supplier of manufacturing systems and related services to the global semiconductor industry)

Human Resources Manager, Intel Corporation (designer, developer, manufacturer and marketer of microcomputer components of desktop and server systems)

			January 2006-Present 2004-2006 2002-2003

Barry S. Snyder	46

Vice President, Chief Technology Office

Global Technology Director, Celanese Corporation (global manufacturer of chemicals for consumer and industrial applications)

Global Research Director/Adhesives and Sealants, Rohm and Haas Company (global manufacturer of specialty chemicals)

North American Business Manager/Transportation Adhesives, Rohm and Haas Company

Global Marketing Manager/Packaging and Converting Adhesives, Rohm and Haas Company

			October 2008-Present 2007-Oct. 2008 2004-2006 2003-2004 2001-2003

Ramon Tico Farre	45

Vice President, Latin America

Regional Group Vice President, Global Adhesives, Latin America

Core Business Manager, GE Silicones Europe, General Electric (manufacturer and marketer of silicone products such as elastomers, sealants, coatings and fluids)

DC Freight Locomotive Product Manager, GE Transportation Systems, General Electric (locomotives, passenger rail, renewal parts, railroad control systems and electronic products manufacturing)

			March 2007-Present October 2005-March 2007 2003-2005 2002-2003

The board of directors elects the executive officers annually.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of November 29, 2008, there were 2,592 common shareholders of record for the company’s common stock. The following table shows the high and low sales price per share of the common stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2008		2007
	High	Low	High	Low	2008	2007
First quarter	$27.07	$17.02	$29.88	$20.66	$0.06450	$0.06250
Second quarter	25.75	18.70	28.97	23.99	0.06600	0.06450
Third quarter	26.64	20.43	31.53	28.07	0.06600	0.06450
Fourth quarter	27.84	12.23	31.50	24.03	0.06600	0.06450

There are no significant contractual restrictions on the company’s ability to declare or pay dividends.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 29, 2003, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2008	2007[1]	2006[1,2]	20051,[3]	2004[1]
Net revenue	$1,391,554	$1,400,258	$1,386,108	$1,329,647	$1,230,755
Income from continuing operations before cumulative effect of accounting change	$18,889	$101,144	$72,701	$53,183	$26,101
Percent of net revenue	1.4	7.2	5.2	4.0	2.1
Total assets	$1,081,328	$1,364,602	$1,478,471	$1,107,557	$1,135,359
Long-term debt, excluding current installments	$204,000	$137,000	$224,000	$112,001	$138,149
Stockholders’ equity	$535,611	$798,993	$777,792	$587,085	$555,460

Per Common Share:
Income from continuing operations before cumulative effect of accounting change:
Basic	$0.37	$1.69	$1.24	$0.93	$0.46
Diluted	$0.36	$1.66	$1.21	$0.91	$0.45
Dividends declared and paid	$0.2625	$0.2560	$0.2488	$0.2413	$0.2288
Book value	$11.06	$13.91	$12.98	$10.06	$9.70
Number of employees	3,141	3,234	3,574	3,603	4,072

1	All amounts have been adjusted for removal of discontinued operations (see Note 2 to the Consolidated Financial Statements).

2	All amounts have been adjusted for: a) the July 2006 2-for-1 stock split (see Note 1 to the Consolidated Financial Statements) and b) reclassifications associated with the adoptions of SFAS 123R (see Note 3 to the Consolidated Financial Statements), which required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

3	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global manufacturer and marketer of adhesives and other specialty chemical products. The company is managed through four regional operating segments – North America, Europe, Latin America and Asia Pacific.

Each of the four regions manufactures and supplies adhesives products in the assembly, converting, nonwoven and footwear categories as described below.

Category	Description
Assembly	Hot melt, water-based, and thermoset adhesives and mastics. These products are used in the creation of abrasives, appliances, brushes, doors, electronics, filters, flooring, household and office furniture, kitchen cabinets, marine applications, medical devices, millwork, paint rollers, and sporting goods.

Packaging	Hot melt and water-based products, which are vital to the production of packaging materials for food products, consumer goods, durable and non-durable goods.

Converting	Hot melt and water-based products, which are vital to the production of bags and sacks, composite cans, corrugated cardboard, disposable paper goods, paperboard laminating, tape and labels, tissues and towels, and tubewinding.

Nonwoven	Hot melt adhesives used in disposable diapers, sanitary pads, and adult incontinence garments, as well as water-based and hot melt adhesives for disposable medical garments.

Footwear	Cleaners, primers, and adhesives for manufacturing footwear and leather goods.

Additional product lines are described below:

Category	Description
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

These product lines are reported as business components under the regional segments as follows:

Specialty Construction – North America

Insulating Glass – North America

Packaging Solutions – North America

Paints – Latin America

Consumer – Asia Pacific

Total Company:    When reviewing the company’s financial statements, it is important to understand how certain external factors impact the company. These factors include:

•	Changes in the prices of commodities, such as crude oil and natural gas

•	Global supply and demand of raw materials

•	Economic growth rates, especially in the United States and Europe, and

•	Currency exchange rates compared to the U.S. dollar

The company purchases thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 70 percent of its cost of sales accounted for by raw materials, the company’s financial results are extremely sensitive to changing costs in this area. In addition to the impact from commodity prices, the supply and demand of raw materials also have a significant impact on the company’s costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. Management continually monitors areas such as capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect the company’s raw materials.

In 2008 the company generated 42 percent of its revenue in the U.S. and 30 percent in Europe. The pace of economic growth in these areas directly impacts certain industries to which the company supplies products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the economic activity. In business components such as specialty construction and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, the company’s revenues and costs become higher as the foreign currency-denominated financial statements translate into more dollars. The fluctuation of the euro against the U.S. dollar has the most significant impact as compared to all other currencies. In 2008, the currency fluctuations had a significant impact on the company’s financial results as the U.S. dollar weakened against all major currencies. Net revenue increased nearly $46 million, or 3.3 percent, in 2008 due to the weakness of the U.S. dollar. The estimated impact on earnings per share was an increase of $0.03—$0.04 as compared to 2007.

Key financial results and transactions for 2008 included the following:

•	Net revenue declined 0.6 percent from 2007 as sales volume declines were mitigated by the positive effects of foreign currency exchange rates and increases in average selling prices.

•	Raw material cost inflation during 2008 was estimated at nearly 18 percent as measured by raw material prices as of November 29, 2008 as compared to prices as of December 1, 2007.

•	Selling, general and administrative (SG&A) expenses as a percent of net revenue were 18.3 percent as compared to 19.7 percent in 2007.

•	Goodwill and other impairment charges of $87.4 million (pretax). See additional discussion in management discussion and analysis and in Note 1 in the Notes to Consolidated Financial Statements.

•	Completed $200 million share repurchase program that was authorized in January 2008.

•	Completed acquisition of the principle assets of Egymelt Limited Partnership Company (Egymelt) located in 6th of October City, Egypt on August 31, 2008 for approximately $6 million.

The overriding factors impacting the 2008 financial results were the global economic slowdown and the raw material cost inflation. The economic slowdown that began primarily in the U.S. construction and housing markets in 2007, expanded to most major markets and industries in 2008. The credit crisis in late 2008 exasperated the situation. The economic slowdown was the primary contributor to sales volume decreases in 2008 of 6.4 percent as compared to 2007. Selling price increases were aggressively implemented in the second half of the year to mitigate the increases in raw material costs however the gross profit margin still declined 3.7 percentage points as compared to 2007. Lower SG&A expenses partially offset the reduced gross profit. Diluted earnings per share from continuing operations, before accounting change, was $0.36 as compared to $1.66 in 2007. The negative impact from the goodwill and other impairment charges on the 2008 diluted earnings per share result was $1.05 per share.

In spite of the depressed financial results in 2008, the company continued to invest for the future. New investments were made in the Asia Pacific region to strengthen the organization and open a new technology center. A new manufacturing facility was approved in 2008 and is expected to be completed in 2010. The Asia Pacific region continues to be a key growth area for the company. The Executive Committee of the company was strengthened by the hiring of a new Chief Financial Officer, a new Chief Technology Officer and a new Senior Vice President in charge of the North America operating segment. Each of them brings excellent credentials to H.B. Fuller.

2009 Outlook

The economy continues to be the top concern heading into 2009. The severe slowdown seen in the last two months of 2008 is expected to impact the company’s financial results at least through the first quarter of 2009, and most likely through the entire fiscal year. With oil prices down substantially from their highs in mid-2008 and overall global demand in decline, raw material prices did begin to fall in the fourth quarter of 2008. The raw material prices however remain well above their year-end 2007 levels.

Foreign currency exchange rates are expected to have a negative effect on the 2009 financial results. The euro, which was trading above $1.50 for much of 2008, had decreased in value to $1.27 at November 29, 2008. A similar pattern was shown for other major foreign currencies. The stronger dollar means foreign currency denominated revenues and costs translate into fewer U.S. dollars.

The current economic environment makes it very difficult to make accurate projections of future financial results. Therefore, no specific quantitative guidance for 2009 is included in this report. Management is committed to executing on its long-range strategy while managing through the economic uncertainties.

Critical Accounting Policies and Significant Estimates:    Management’s discussion and analysis of the company’s results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions; goodwill impairment assessment; long-lived assets recoverability; conditional asset retirement obligation assumptions; share-based compensation accounting; product, environmental and other litigation liabilities; and income tax accounting.

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

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate for the U.S. pension plan was 6.94 percent at August 31, 2008 as compared to 6.25 percent at August 31, 2007 and 6.0 percent at August 31, 2006. A discount rate reduction of 0.5 percentage points increases pension and other postretirement plan expense approximately $0.4 million (pretax). Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The current investment mix in the U.S. portfolios is primarily in U.S. equities. The rate used in calculating the net periodic benefit cost for 2006 was 9.75 percent. For 2007 and 2008, the company used a rate of 9.00 percent due to the reallocation of the portfolio assets to include a component of fixed income securities. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense (pretax) by approximately $1.3 million. Expected return on asset assumptions for non-U.S. plans is determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., management has used the rate of 4.23 percent for 2008, 4.22 percent for 2007 and 4.24 percent for 2006.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition and all the activities within a reporting unit are available to support the value of goodwill. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The company uses a discounted cash flow approach to estimate the fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The company’s annual goodwill impairment assessment has been historically completed during the fourth quarter based on balance sheet information as of the end of the fiscal third quarter. Based on its annual assessment, the company initially determined that none of its goodwill was impaired. In the fourth quarter of 2008 however, as economic conditions worsened and the capital markets became distressed, management determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of the company’s specialty construction reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax).

The $85.0 million pretax charge was an estimated amount as of November 29, 2008. The final valuation work will be completed in the first quarter of 2009 and additional amounts may be recorded in that period. The total amount of goodwill assigned to the specialty construction reporting unit, prior to any impairment charges, was $99.1 million. Therefore, the total pretax impairment charge related to the specialty construction reporting unit cannot exceed $99.1 million.

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

Product, Environmental and Other Litigation Liabilities:    As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, the company is subject to various claims, lawsuits and other legal proceedings. Accruals for loss contingencies associated with these matters are made when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. As of November 29, 2008, the company has recorded $1.9 million for environmental investigation and remediation liabilities, including $0.7 million for environmental remediation and monitoring activities at its Sorocaba, Brazil facility. In the EIFS litigation involving primarily single-family homes, $0.1 million for the potential liabilities and $0.1 million for potential insurance recoveries were accrued. The company also has accrued $4.3 million for potential liabilities and $2.1 million for potential insurance recoveries related to asbestos litigation as of November 29, 2008 A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

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

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 29, 2008, the valuation allowance to reduce deferred tax assets totaled $2.9 million (Note 8).

Results of Operations:    2008 Compared to 2007 and 2006

Net Revenue:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Net revenue	$1,391.6	$1,400.3	$1,386.1	(0.6)%	1.0%

Net revenue in 2008 of $1,391.6 decreased $8.7 million or 0.6 percent from 2007 revenue of $1,400.3 million. The 2007 net revenue was $14.2 million or 1.0 percent above the net revenue of $1,386.1 million in 2006. Management reviews variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the past two years:

( ) = Decrease	2008 vs 2007	2007 vs 2006
Product Pricing	2.4%	2.8%
Sales Volume	(6.4)%	(8.4)%
Acquisitions/Divestitures	0.1%	3.7%
Currency	3.3%	2.9%

Total	(0.6)%	1.0%

Sales volume declines in 2008 vs. 2007 were driven by the economic slowdowns, especially in North America and Europe. Quarterly sales volume decreases as compared to 2007 were improving through the first nine months of the year. During the fourth quarter, however, in conjunction with the disruption in the global financial and credit markets, the fourth quarter negative impact on net revenue due to sales volume declines was 7.4 percent. Revenues generated from increases in selling prices in response to rising raw material costs partially offset the effects of the volume declines. The positive impact from currency resulted primarily from the strengthening of the euro versus the U.S. dollar. That positive impact through the first nine months of 2008 was 4.9 percent, however in the fourth quarter the dollar strengthened against the euro and other major currencies. Net revenue decreases in 2007 as compared to 2006 resulting from lower sales volumes were most prevalent in North America as declines in the U.S. housing and construction markets began in 2007. The 2007 net revenue increases due to acquisitions/divestitures was primarily the result of a full year of the Roanoke acquisition in North America and the insulating glass acquisition in Europe that were both completed in 2006.

Cost of Sales:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Cost of sales	$1,027.1	$981.6	$979.7	4.6%	0.2%
Percent of net revenue	73.8%	70.1%	70.7%

The cost of sales increased 4.6 percent in 2008 despite the sales volume decrease of 6.4 percent. This was a direct result of double-digit growth in raw material costs. The inflation rate on raw materials as measured from year-end 2007 to year-end 2008 was estimated at nearly 18 percent. The impact on raw material expense included in cost of sales was estimated at a 12.5 percent increase. The difference in rates reflects the ramping up of raw material prices throughout the year. A key factor in the raw material cost increase was the price of crude oil, which reached record levels during the year of nearly $150 per barrel. The raw material price increases were tempered late in the year as the economy continued to slow down and the price of oil decreased.

The cost of sales in 2007 was relatively flat with 2006. Decreases in cost of sales due to the 8.4 percent reduction in sales volume were offset by increases due to the impact of stronger foreign currencies and also having the Roanoke and European insulating glass acquisitions for a full year in 2007 as compared to a partial year in 2006.

Gross Profit Margin:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Gross Profit	$364.5	$418.7	$406.4	(13.0)%	3.0%
Percent of net revenue	26.2%	29.9%	29.3%

Selling price increases in 2008 did not keep pace with the increases in raw material costs resulting in a 3.7 percentage point decline in the 2008 gross profit margin as compared to 2007. The speed and magnitude of the raw material price increases created a difficult environment for raising selling prices in 2008.

The increased margin in 2007 as compared to 2006 resulted from the continuation of the company’s strategy that began in 2005 of repositioning its product lines to more value-added applications.

Selling, General and Administrative (SG&A) Expenses:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
SG&A	$254.9	$275.9	$296.9	(7.6)%	(7.1)%
Percent of net revenue	18.3%	19.7%	21.4%

The SG&A expenses in 2008 decreased from 2007 in terms of both dollars and as a percent of net revenue. Reduced headcount, lower pension expenses, reduced management incentive compensation and stringent cost controls all contributed to the reduced SG&A expenses. SG&A discretionary spending was tightly controlled throughout the year as the combined effects of decreases in net revenue and increases in raw material costs limited the available funding for SG&A expenditures.

The SG&A expenses in 2007 were lower than 2006 in spite of increases due to the effects of foreign currencies as well as having the 2006 acquisitions in place for the full year. The 2006 expenses included charges of $12.3 million related to the separation agreement with the former CEO. The regional organization realignment implemented in the second quarter of 2007 contributed to efficiencies realized in the SG&A areas as compared to 2006. Functions that were previously duplicated in the regions were centralized and streamlined as a result of the regional realignment.

Goodwill and other impairment charges

($ In millions)	2008	2007	2006
Goodwill and other impairment charges	$87.4	$—	$—

The goodwill and other impairment charges in 2008 consisted of $85.0 million of goodwill impairment charges related to the company’s specialty construction reporting unit in North America and $2.4 million related to two cost method investments carried on the corporate entity’s balance sheet. The goodwill charge related primarily to the goodwill acquired in the 2006 Roanoke acquisition. Reduced discounted cash flow projections due to the adverse economic conditions, especially in the U.S. housing and other construction markets, was the primary reason for the present value of future cash flows to fall below the net asset carrying value of the specialty construction reporting unit. The non-cash impairment charge does not change management’s view of the specialty construction reporting unit as a strategic business unit for the company.

Gains from Sales of Assets:

($ In millions)	2008	2007	2006
Gains from sales of assets	$0.1	$0.3	$1.1

There were no significant asset sales in 2008 or 2007. The most significant transaction in 2006 was the sale of a minor adhesives product line and associated assets in North America that resulted in a gain of $0.6 million.

Other Income, net:

($ In millions)	2008	2007	2006
Other income, net	$2.7	$6.5	$0.4

Interest income was the most significant component of other income, net for all three years presented. Interest income was $6.2 million, $6.6 million and $3.5 million in 2008, 2007 and 2006, respectively. The increase in interest income in 2007 as compared to 2006 was a direct result of the company’s year-over-year increase in the average balances of cash and cash equivalents. Foreign currency transaction and remeasurement gains and losses were losses of $2.0 million, $1.2 million and $1.5 million in 2008, 2007 and 2006, respectively. The amortization expense related to affordable housing investments in the U.S. accounted for $0.2 million of expense in 2008 as compared to $0.8 million in 2007 and $1.7 million 2006. The declining expense in 2007 and 2008 was due to these investments nearing the end of the amortization period as the affordable housing tax credits decline. The 2007 other income, net included a $1.0 million gain related to the liquidation of the company’s former adhesives entity in Japan.

Interest Expense:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Interest expense	$14.7	$12.7	$17.0	15.8%	(25.0)%

The increased interest expense in 2008 as compared to 2007 resulted primarily from the increase in debt during 2008 to fund the share repurchase program. Due to reduced cash flow generation in 2008, the company did not pay down the debt during the year. The reduced interest expense in 2007 as compared to 2006 resulted primarily from a $62 million repayment of a line of credit in the first quarter of 2007 and the $25 million repayment of private placement debt at the start of the third quarter of 2007.

Income Taxes:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Income taxes	$(5.7)	$37.7	$22.1	(115.1)%	71.0%
Effective tax rate	(55.8)%	27.5%	23.5%

Income taxes were a credit to the income statement in 2008 due to $33.1 million of tax benefits related to the $87.4 million of pretax goodwill and other impairment charges discussed above. The 2008 income taxes also included a $4.3 million benefit related to the release of the valuation allowance in Brazil. Excluding the effects of these two items the effective income tax rate was higher in 2008 as compared to 2007 primarily due to a change in the geographic mix of pretax earnings.

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

Minority Interests in (Income) Loss of Subsidiaries:

($ In millions)	2008	2007	2006
Minority interests in (income) loss of subsidiaries	$0.2	$—	$(0.3)

Minority interests in (income) loss of subsidiaries relates to the 20 percent holding that Sekisui Chemical has in the company’s China entities. The increases and decreases result from the changes in the net income of the China entities.

Income from Equity Investments:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Income from equity investments	$2.8	$1.9	$1.0	47.1%	92.9%

The increased income in 2008 resulted from the improved performance of the Sekisui-Chemical joint venture in Japan. The joint venture’s profitability improvement resulted from both sales growth and improvements in the gross profit margin.

The company increased its ownership in the joint venture from 40 percent to 50 percent during 2007. The increased ownership percentage and increased net income of the joint venture resulted in the $0.9 million improvement in 2007 as compared to 2006.

Income from Continuing Operations before cumulative effect of accounting change:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Income from continuing operations before cumulative effect of accounting change	$18.9	$101.1	$72.7	(81.3)%	39.1%
Percent of net revenue	1.4%	7.2%	5.2%

The goodwill and other impairment charges accounted for losses of $54.3 million on an after-tax basis. Additional declines in 2008 as compared to 2007 were a direct result of the reduced sales volume combined with the escalation in raw material costs.

The earnings improvement in 2007 as compared to 2006 resulted significantly from disciplined selling price management, repositioning of product lines, efficiencies gained from the organization realignment and overall stringent cost controls. Also contributing to the 2007 profitability increase was that 2006 included $12.3 million of pretax charges ($7.5 million after tax) related to the separation agreement with the former CEO. The diluted income per share from continuing operations before the cumulative effect of accounting change was $0.36, $1.66, and $1.21 in 2008, 2007 and 2006, respectively.

Income from Discontinued Operations:

($ In millions)	2008	2007	2006
Income from discontinued operations	$—	$1.0	$62.3

The income from discontinued operations in 2007 was the net income generated by the company’s automotive investments that were divested in November 2007. Included in the $1.0 million was a net loss on the sale of the investments of $6.2 million. The sale resulted in a pretax gain of $7.6 million, however due to the way a portion of the transaction was structured; the gain for tax purposes was significantly higher than the gain for book purposes resulting in $13.8 million of tax expense.

The income from discontinued operations of $62.3 million in 2006 included a $50.3 million after-tax gain on the sale of the company’s powder coatings business that was divested on December 1, 2006. The 2006 income from discontinued operations also included $3.7 million of net income generated by the powder coatings business and $8.2 million of net income from the company’s automotive investments.

Cumulative Effect of Accounting Change:

($ In millions)	2008	2007	2006
Cumulative effect of accounting change	$—	$—	$(0.7)

On December 2, 2006, the company adopted FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 in fiscal year 2006 resulted in a charge of $0.7 million, net of tax of $0.4 million, recorded as the cumulative effect of accounting change in the Consolidated Statements of Income. In conjunction with the adoption, the company recorded conditional asset retirement obligations of $1.4 million as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.

Net Income:

($ In millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Net Income	$18.9	$102.2	$134.2	(81.5)%	(23.9)%
Percent of net revenue	1.4%	7.3%	9.7%

The diluted earnings per share were $0.36, $1.68 and $2.23 in 2008, 2007 and 2006, respectively. The goodwill and other impairment charges in 2008 accounted for losses of $54.3 million (after tax), or $1.05 per diluted share. The diluted earnings per share impact of the share repurchase programs, which began in 2007, was a positive $0.16 per share in 2008 as compared to 2007. The gain on the sale of the powder coatings business of $50.3 million added $0.84 to the 2006 diluted earnings per share.

In the company’s press release on January 19, 2009, net income was reported as $19.3 million for the full year of 2008. Subsequent to that press release, a minor tax adjustment was recorded that related to the goodwill impairment charges discussed above. The adjustment reduced the tax benefit associated with the pretax impairment charge by $0.4 million, thus lowering net income by the same amount. The adjustment reduced both basic and diluted earnings per share by $0.01.

Operating Segment Results:    2008 Compared to 2007 and 2006

The company’s operations are managed through the four primary geographic regions: North America, Europe, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer (CEO) and are accountable for the financial results of their entire region.

The tables below set forth certain information regarding the net revenue and operating income of each of the company’s operating segments. Segment operating income is defined as gross profit less SG&A expenses and excludes goodwill and other impairment charges.

Net Revenue by segment:

($ in millions)	2008		2007		2006
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$617.9	45%	$663.7	48%	$701.4	51%
Europe	420.8	30%	409.0	29%	358.5	26%
Latin America	224.3	16%	215.1	15%	221.6	16%
Asia Pacific	128.6	9%	112.5	8%	104.6	7%

Total	$1,391.6	100%	$1,400.3	100%	$1,386.1	100%

Operating Income by segment:

($ in millions)	2008		2007		2006
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$65.7	60%	$83.8	59%	$77.2	70%
Europe	30.8	28%	41.1	29%	24.9	23%
Latin America	5.6	5%	10.9	7%	13.0	12%
Asia Pacific	7.5	7%	7.0	5%	6.7	6%
Corporate	—	—	—	—	(12.3)	(11)%

Total	$109.6	100%	$142.8	100%	$109.5	100%

The following table provides a reconciliation of segment operating income from continuing operations to income from continuing operations before cumulative effect of accounting change and income taxes, as reported on the Consolidated Statements of Income.

($ in millions)	2008	2007	2006
Operating income	$109.6	$142.8	$109.5
Goodwill and other impairment charges	(87.4)	—	—
Gains from sales of assets	—	0.3	1.1
Other income, net	2.7	6.5	0.4
Interest expense	(14.7)	(12.7)	(17.0)

Income before income taxes, minority interests and income from equity investments and cumulative effect of accounting change	$10.2	$136.9	$94.0

North America:

The following table shows the net revenue generated from the key components of the North America segment.

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$365.7	$373.9	$398.1	(2.2)%	(6.1)%
Packaging Solutions	53.6	54.8	51.5	(2.2)%	6.4%
Specialty Construction	147.0	174.1	183.9	(15.6)%	(5.3)%
Insulating Glass	51.6	60.9	67.9	(15.1)%	(10.3)%

Total North America	$617.9	$663.7	$701.4	(6.9)%	(5.4)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2008 vs 2007
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(2.7)%	(2.7)%	(15.6)%	(15.1)%	(7.2)%
Acquisitions/Divestitures	—	—	—	—	—
Currency	0.5%	0.5%	—	—	0.3%

Total	(2.2)%	(2.2)%	(15.6)%	(15.1)%	(6.9)%

	2007 vs 2006
( ) = Decrease	Adhesives	Packaging Solutions	Specialty Construction	Insulating Glass	Total
Pricing/Sales Volume	(8.1)%	5.9%	(16.4)%	(10.3)%	(9.5)%
Acquisitions/Divestitures	1.7%	—	11.1%	—	3.9%
Currency	0.3%	0.5%	—	—	0.2%

Total	(6.1)%	6.4%	(5.3)%	(10.3)%	(5.4)%

The following table reflects the operating income by component of the North America operating segment:

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$40.7	$49.4	$48.5	(17.8)%	1.9%
Packaging Solutions	15.9	17.8	14.6	(11.0)%	21.9%
Specialty Construction	2.4	9.7	6.9	(75.4)%	39.8%
Insulating Glass	6.7	6.9	7.2	(1.5)%	(3.9)%

Total North America	$65.7	$83.8	$77.2	(21.6)%	8.6%

Segment profit margin %	10.6%	12.6%	11.0%

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

Total North America

The 6.9 percent net revenue decrease in 2008 as compared to 2007 was driven by decreases exceeding 15 percent in both the specialty construction and insulating glass components. The revenue in these components has a direct correlation with the construction industry in the U.S. especially with U.S. housing starts. With housing starts at record low levels in 2008, it was not unusual for the revenues of these components to show significant declines. The disruption in the financial markets in the fourth quarter of 2008 had a negative impact on all components of the North America segment. Raw material costs increased nearly 15 percent in the North America segment. All four business components were impacted by these increases. The decreased gross profit margin was the primary reason for the 21.6 percent decrease in operating income. The operating income margin decreased to 10.6 percent in 2008 from 12.6 percent in 2007.

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

Adhesives:    Sales volume decreases of 5.2 percent were partially mitigated by the 2.5 percent increase in average selling prices. Pricing activity was more aggressive in the second half of the year as raw material prices continued to escalate. The sales volume declines were driven by the slowdown in the U.S. economy as the slowdown in 2008 went beyond just the construction-related industries. The raw material cost inflation exceeded the impacts from selling price increases resulting in a decreased gross profit margin from 2007. SG&A expense decreases in 2008 were not enough to offset the negative effects of the raw material increases. Operating income declined 17.8 percent compared to 2007 and the operating income margin was 11.1 percent as compared to 13.2 percent in 2007.

Sales volumes were down 10.7 percent in 2007 as compared to 2006. The slowdown in U.S. housing and other construction end markets had a significant impact on the reduced volume. Selling prices increased 2.6 percent for the year, primarily due to price increases implemented in the second half of 2006. The Carolina Polymers acquisition in the fourth quarter of 2006 contributed 1.7 percent to the 2007 net revenue growth as compared to 2006. Raw material prices were relatively stable for most of the year, with some upward movement in the fourth quarter. Productivity improvements along with favorable product mix contributed to an improved gross margin. The operating income margin of 13.2 percent was 1.0 percentage points above the 12.2 percent recorded in 2006.

Packaging Solutions:    The economic slowdown hit the packaging solutions component especially hard late in the year resulting in net revenue for 2008 falling short of 2007 by 2.2 percent. The fourth quarter of the year saw net revenue down over 15 percent from the prior year. Increases in raw material prices combined with the reduced sales volume resulted in a decreased gross margin. The resulting effect on operating income was an 11.0 percent decrease from 2007.

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

Specialty Construction:    The specialty construction component continued to be heavily impacted by the slowdown in the U.S. housing and other construction markets in 2008. Major customers in this component are wholesale ceramic tile and flooring distributors selling directly to contractors and also large retail outlets. These customers were directly impacted by the slowdown in the U.S. housing industry. Significant new customers were added in 2008 however the combination of the slow economy and high raw material costs resulted in a gross profit margin decrease of approximately six percentage points. Also negatively impacting the gross profit margin was the customer sales mix. Significant sales volume decreases in 2008 related to lost business that carried high gross profit margins; this business also carried high SG&A expenses. New business added during the year carried lower gross profit margins as well as lower SG&A expenses. SG&A expenses also decreased due to reduced headcount and overall stringent cost controls. The result was an operating income decrease of $7.3 million or 75.4 percent as compared to 2007.

Sales volume in 2007 decreased 20.1 percent from 2006 primarily due to discontinued product lines and lost market share associated with the Roanoke acquisition in 2006 as well as the economic slowdown. A more profitable product mix and reduced legal and settlement costs related to EIFS litigation resulted in a 39.8 percent improvement in operating income as compared to 2006. Legal and settlement costs decreased more than $5 million in 2007 as compared to 2006. One significant item in the 2006 results was a $2.6 million charge to SG&A expenses related to an EIFS product liability settlement. The first quarter of 2007 SG&A expenses included $1.7 million of accelerated amortization expense on a particular trade name that was discontinued.

Insulating Glass:    Net revenue in the insulating glass component decreased 15.1 percent in 2008 as compared to 2007. Major customers in this component are manufacturers of windows used in new residential construction. The fall in U.S. housing starts is having a rippling effect in this industry as the number of window manufacturers is contracting through bankruptcies and industry consolidation. Similar to the other business components in the North America operating segment, selling price increases were not enough to offset the negative effects of low sales volume and escalating raw material costs resulting in a reduction in the gross profit margin of more than five percentage points. SG&A expenses decreased in 2008 due to strong cost controls as well as the transfer of certain costs to the corporate cost centers that were then re-allocated to other business components.

In addition to the reduced housing starts in the U.S., another factor in the 2007 net revenue decrease from 2006 was that as part of the organization realignment, approximately $3.5 million of net revenue was transferred from the North American insulating glass component to the Europe operating segment. These are products sold to end users in Europe. The gross profit margin improved in 2007 due to a more favorable product mix and SG&A expenses were down due to key positions that were vacated and not replaced. The insulating glass component was a good example of where benefits were achieved from the new regional realignment. Key functions that were previously performed at the specific component level were transferred to the regional level. Operating income was below 2006 due to the reduced sales volume; however the operating income margin improved to 11.3 percent from 10.5 percent in 2006.

Europe:

In the first quarter of 2008 the insulating glass business component was merged with the adhesives component. The Europe operating segment is now managed as one component. The 2008 results for the Europe operating segment also include the results of the Egymelt acquisition, which was effective August 31, 2008.

The following table shows the net revenue and operating income of the Europe operating segment.

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Net Revenue	$420.8	$409.0	$358.5	2.9%	14.1%
Operating income	$30.8	$41.1	$24.9	(25.1)%	64.8%
Segment profit margin %	7.3%	10.0%	6.9%

The following tables provide details of Europe net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	2008 vs 2007	2007 vs 2006

Pricing/Sales Volume	(6.8)%	(1.2)%
Acquisitions/Divestitures	0.3%	6.8%
Currency	9.4%	8.5%

Total	2.9%	14.1%

Total Europe:    The slowdown in the euro zone economy and the fluctuations in the value of the euro were the primary factors in the net revenue results for 2008. The positive effect on 2008 net revenue as compared to 2007 from the stronger euro was at 13.4 percent through the first nine months of the year but the significant fall of the euro vs the U.S. dollar in the fourth quarter brought the full-year effect down to 9.4 percent. The fourth quarter net revenue actually had a negative impact from currency as compared to the fourth quarter of 2007. Sales volume decreased 8.5 percent primarily a result of the economic slowdown. Industrial production was down in both Germany and the U.K. in 2008 and the economies of the Iberian Peninsula were especially hard hit during 2008. Substantial raw material increases were incurred throughout the Europe operating segment in 2008. The resulting decrease in the gross profit margin drove the operating income down 25.1 percent as compared to 2007. The Egymelt acquisition added $1.1 million of net revenue to the Europe results and a $0.1 million operating loss. The operating loss included certain one-time costs associated with the acquisition such as the step-up of the value in acquired finished goods inventory in accordance with purchase accounting requirements.

The 2007 net revenue variances were generated primarily by the 2006 acquisition of the insulating glass business and the impact of the exchange rate of the euro versus the U.S. dollar. There were also currency effects from the pound sterling and Swiss franc; however the impact from these currencies was minimal compared to that of the euro. Operating income for the total region improved by nearly 65 percent in 2007 as compared to 2006. The stronger euro accounted for an estimated $4.7 million of the total operating income increase of $16.2 million. Significant reductions in SG&A expenses were a key factor in the improved profitability in 2007.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America operating segment.

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$110.9	$112.1	$118.2	(1.1)%	(5.2)%
Paints	113.4	103.0	103.4	10.2%	(0.4)%

Total Latin America	$224.3	$215.1	$221.6	4.3%	(2.9)%

The following tables provide details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2008 vs 2007			2007 vs 2006
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(1.1%)	10.2%	4.3%	(5.2)%	(0.4)%	(2.9)%

The following table reflects the operating income by component of the Latin America operating segment:

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$2.7	$5.4	$8.1	(49.9)%	(32.4)%
Paints	2.9	5.5	4.9	(47.5)%	11.2%

Total Latin America	$5.6	$10.9	$13.0	(48.7)%	(15.9)%

Segment profit margin %	2.5%	5.1%	5.9%

Note:	Individual component results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore the above financial information should only be used for directional indications of performance

Total Latin America:     The Latin America segment’s revenue growth in 2008 was driven by the 10.2 percent growth in the paints component. Adhesives net revenue fell 1.1 percent below 2007. Sales volume increased 5.7 percent in the paints component and decreased 5.3 percent in adhesives. Gross margin pressure caused by raw material cost inflation drove the segment operating income down 48.7 percent in 2008 as compared to 2007. Raw material costs increases throughout the year were approximately 15 percent on average. The raw material inflation rate, however from year-end 2007 to year-end 2008 approximated 25 percent. Both paints and adhesives recorded operating income decreases nearing 50 percent.

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

Adhesives:    The sales volume decreases in 2008 resulted primarily from the slower economic activity. Customers were cutting back on their inventory levels, particularly in the latter part of the year. Average selling price increases of 4.2 percent helped mitigate the sales volume shortfall however the gross margin declined over 3.0 percentage points due to the raw material increases. The operating income as a percent of net revenue fell to 2.5 percent in 2008 as compared to 4.8 percent in 2007.

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

Paints:    Selling prices increased 4.5 percent during 2008 but that was significantly less than the raw material cost increases. Investments in retail stores during 2008 had a positive impact on the net revenue growth. The net revenue growth slowed in the fourth quarter of 2008 in large part due to the effects of severe weather in Honduras, Panama and Costa Rica. A decline in the gross profit margin combined with higher SG&A expenses associated with the retail store investments drove the operating income down 47.5 percent as compared to 2007.

Net revenue was down 0.4 percent in 2007 as compared to 2006 but the operating income increased 11.2 percent. The primary reason for the increase in operating income was the improved gross margin resulting from a focus on the higher-end paint market. This was an initiative that began in 2006 and continued into 2007.

Asia Pacific:

The following table shows the net revenue generated from the key components of the Asia Pacific operating segment.

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$101.8	$86.2	$81.0	18.2%	6.4%
Consumer	26.8	26.3	23.6	1.7%	11.6%

Total Asia Pacific	$128.6	$112.5	$104.6	14.3%	7.6%

The following tables provide details of Asia Pacific net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2008 vs 2007			2007 vs 2006
( ) = Decrease	Adhesives	Consumer	Total	Adhesives	Consumer	Total
Pricing/Sales Volume	13.3%	(3.3)%	9.4%	(0.3)%	1.4%	0.1%
Acquisitions/Divestitures	—	—	—	—	—	—
Currency	4.9%	5.0%	4.9%	6.7%	10.2%	7.5%

Total	18.2%	1.7%	14.3%	6.4%	11.6%	7.6%

The following table reflects the operating income by component of the Asia Pacific operating segment:

($ in millions)	2008	2007	2006	2008 vs 2007	2007 vs 2006
Adhesives	$5.5	$5.9	$6.3	(7.3)%	(6.6)%
Consumer	2.0	1.1	0.4	86.9%	NMP

Total Asia Pacific	$7.5	$7.0	$6.7	7.2%	4.5%

Segment profit margin %	5.8%	6.2%	6.4%

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

Total Asia Pacific:    Sales volume growth in adhesives was the key driver of the overall net revenue growth in the Asia Pacific segment. Positive currency effects contributed 4.9 percent to the net revenue growth in 2008, however similar to the euro, the effects were negative in the fourth quarter. The currency effects in the Asia Pacific segment are driven largely by the Australian dollar versus the U.S. dollar. Asia Pacific incurred similar gross profit margin pressures as the other operating segments due to raw material cost increases. The raw material cost increases, which were minimal through the first half of the year, escalated to upwards of 20 percent by the end of 2008 on a year-over-year basis. Operating income increased $0.5 million or 7.2 percent as compared to 2007.

Net revenue was relatively flat in 2007 as compared to 2006, except for the impact of currency exchange rates. Currency fluctuations accounted for a 7.5 percent increase. Investments in the SG&A expense area were made in key management positions to better position the company for the long term in Asia Pacific. As a result, the 2007 operating income margin declined 0.2 percentage points to 6.2 percent.

Adhesives:    Sales volume growth in adhesives was driven by growth in the Greater China markets. This is a key market for the company in which management continues to invest. A new technical center opened in Shanghai in 2008 and a manufacturing plant, also in Shanghai, is scheduled to open in early 2010. Because of raw material cost inflation and additional investments in growth initiatives the operating income in adhesives declined 7.3 percent in 2008 as compared to 2007.

Currency effects of 6.6 percent were the main factor in the 2007 net revenue increase over 2006. Volume decreases of 2.1 percent were partially offset by price increases of 0.9 percent. Investments in additional management positions in 2007 increased SG&A expenses and resulted in a decrease in adhesives operating income of 6.6 percent in 2007 from 2006.

Consumer:    Sales volume declines of 6.1 percent were partially offset by selling price increases of 2.8 percent in 2008. The consumer component revenue is generated primarily in Australia. The Australian dollar saw large fluctuations in 2008 as compared to the U.S. dollar resulting in a 5.0 percent positive impact on net revenue. Through the first nine months of 2008 the positive currency effect on net revenue was 12.9 percent however the fourth quarter currency effect compared to 2007 was a negative 14.0 percent. The sales volume declines in 2008 were driven by the slowdown in the Australian housing and construction markets. The operating income improved 86.9 percent, largely due to the positive foreign currency effects.

The consumer component experienced an 11.6 percent net revenue increase in 2007 as compared to 2006, with 10.2 percent resulting from stronger currencies. The currency effects combined with a favorable product mix and significant SG&A expense savings led to an increase in operating income from $0.4 million in 2006 to $1.1 million in 2007.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 29, 2008 were $80.4 million as compared to $246.4 million as of December 1, 2007. The lower cash at year-end 2008 was a direct result of the $97.0 million decrease in cash provided by operating activities as compared to 2007. The cash balance at year-end 2007 was elevated by $71 million of net proceeds received in November 2007 as a result of the divestiture of the automotive business component.

Total long and short-term debt was $240.1 million as of November 29, 2008 and $172.6 million as of December 1, 2007. The increase in debt resulted from additional borrowings of $200.0 million on the line of credit used to finance the share repurchase program, offset by a $108.0 million repayment of the line of credit and the annual $25.0 million payment on the 1998 private placement debt. The company’s capitalization ratio as measured by Total Debt divided by (Total Debt plus Stockholders’ Equity) was 31.0 percent at November 29, 2008 as compared to 17.8 percent at December 1, 2007. The reduction in stockholders’ equity due to the stock repurchases was a key factor in the increased capitalization ratio.

On June 2, 2009 the company will pay the current installment of $25.0 million on the company’s senior long-term debt. This amount will be paid using excess cash and cash expected to be generated during the first six months of 2009.

Net Financial Assets

($ in millions)	2008	2007
Financial assets:
Cash and cash equivalents	$80.4	$246.4

Total financial assets	80.4	246.4
Debt:
Notes payable	11.1	10.6
Long-term debt	229.0	162.0

Total debt	240.1	172.6

Net financial assets (debt)	$(159.7)	$73.8

As of November 29, 2008, the company had $80.4 million in cash and cash equivalents, of which $58.5 million was outside the U.S.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation and specialty construction subsidiaries in excess of $25 million, 2) a credit facility limitation that provides total investments, loans or advances with all subsidiaries shall not exceed $75 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

The company relies largely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of the operations. Management believes that the company has the ability to obtain both short-term and long-term debt to meet its financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $11.1 million at November 29, 2008. This amount mainly represented various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 11.1 and 9.5 percent in 2008 and 2007, respectively.

Long-Term Debt:    Long-term debt consisted of senior notes and a term loan. The senior notes bear a fixed interest rate, which averages 7.01 percent and mature in 2010. The company is subject to prepayment penalties on the senior notes. As of November 29, 2008, “make-whole” premiums are estimated to be, if the entire debt were paid off, $6.1 million. The company currently has no intention to prepay any senior notes. Effective December 19, 2007, the company entered into a one year interest rate swap agreement for the term loan, for a fixed interest rate of 4.98 percent. The term loan matures in 2013. There are no prepayment penalties on the term loan. See the below discussion regarding borrowings on the company’s lines of credit.

Lines of Credit:    The company has a $250.0 million revolving credit agreement with a consortium of financial institutions at November 29, 2008. This credit agreement creates an unsecured multi-currency revolving credit facility that the company can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows the company to increase the aggregate credit facility size to up to $375.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. At the company’s option, interest is payable at the London Interbank Offered Rate (LIBOR) plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010. As of November 29, 2008, the company had $92 million drawn on its committed lines of credit.

At November 29, 2008, the company was in compliance with all covenants of its contractual obligations. Management believes the company has the ability to meet all of its contractual obligations and commitments in 2009.

In September 2002, the company registered with the SEC to issue, at an indeterminate date, debt and equity securities with an aggregate initial offering price not to exceed $500 million. Unless the applicable prospectus supplement states otherwise, the net proceeds from the sale of the offered securities will be added to general funds and may be used to finance business combinations, real estate and other assets; meet working capital requirements; fund capital expenditures; and refinance debt. As part of the shelf registration process, the company sought and obtained an investment grade rating (BBB) with a stable outlook from Standard & Poor’s. As of November 29, 2008, there has been no change to this rating. The shelf registration expired on December 1, 2008.

Goodwill and Other Intangible Assets

As of November 29, 2008, goodwill totaled $88.8 million (8 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $147.8 million (14 percent of total assets).

The components of goodwill and other identifiable intangible assets, by segment, at November 29, 2008 follow:

(in millions)	North America	Europe	Latin America	Asia Pacific	Total
Goodwill	$36.0	$41.5	$4.3	$7.0	$88.8
Purchased technology & patents	3.3	4.4	0.3	0.3	8.3
Customer relationships	113.2	13.8	—	—	127.0
Other finite-lived intangible assets[1]	11.6	—	—	—	11.6
Indefinite-lived intangible assets[2]	—	0.9	—	—	0.9

1	Other finite-lived intangible assets include $11.5 million related to North America trademarks.

2	Indefinite-lived intangible assets include $0.9 million related to Europe trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics monitored by management are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	2008	2007
Net working capital as a percentage of annualized net revenue[1]	15.4%	13.1%
Accounts receivable DSO[2]	53 Days	53 Days
Inventory days on hand[3]	54 Days	49 Days
Free cash flow[4]	$10.0 million	$104.1 million
Debt capitalization ratio[5]	31.0%	17.8%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.

3	Average inventory over last five quarters multiplied by 360 and divided by cost of sales for prior 12 months.

4	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.

5	Total debt divided by total debt plus total stockholders’ equity.

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

ROGI was introduced because management believes it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at November 29, 2008 was 8.1 percent as compared to 9.6 percent at December 1, 2007. Lower operating results and gross cash flow in 2008 as compared to 2007 contributed to the lower ROGI. The divestiture of the company’s automotive business in 2007 had a positive impact on ROGI.

The following table shows the ROGI calculation based on the company’s definition above compared to a calculation using all GAAP-based data. Management believes use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	$364.5	$364.5
Selling, general and administrative expenses	(254.9)	(254.9)

Operating income	109.6	109.6
Taxes[1]	(31.8)	(30.9)
Depreciation and amortization	46.2	46.2
Maintenance capital expenditures[2]	(17.3)	(20.0)

Gross cash flow	$106.7	$104.9
Gross investment	$1,316.8	$1,316.8
Return on gross investment	8.1%	8.0%

1	The ROGI calculation for management measurement purposes uses a tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.

2	Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

($ in millions)	2008	2007	2006
Net cash provided by operating activities from continuing operations	$43.3	$140.3	$181.3

Income from continuing operations before cumulative effect of accounting change was $18.9 million in 2008, $101.1 million in 2007 and $72.7 million in 2006. Changes in accounts receivable accounted for a use of cash of $8.1 million in 2008 as compared to a source of cash of $21.0 million in 2007. The trade accounts receivable days sales outstanding (DSO) were 53 days at both November 29, 2008 and December 1, 2007. The year-end 2007 DSO represented a decrease of one day from December 2, 2006. Changes in inventories resulted in a $12.6 million use of cash in both 2008 and 2007 and the inventory days on hand increased to 54 days at November 29, 2008 as compared to 49 days at December 1, 2007. The sharp decrease in sales volume late in the fourth quarter of 2008 resulted in higher inventory levels at year-end. The 2008 use of cash was driven by the U.S. pension plan that reported credits to expense on the income statement. The offset to that credit was a reduction in the pension liability on the balance sheet.

The primary reasons for the 2007 decrease in net cash provided by operating activities from continuing operations were related to net working capital. At the end of 2006, trade accounts payable were at an unusually high level and that was reflected in 2006 as a source of cash of $31.1 million. At December 1, 2007, trade accounts payable were at a more typical level and that resulted in a use of cash of $12.4 million. Included in this variance of $43.5 million was an approximate $10.0 million reduction due to the renegotiation of the payment terms of a toll production arrangement in Europe. The renegotiated terms include an early payment discount that the company has determined is more beneficial than the previous extended payment terms. Changes in inventory resulted in a use of cash of $12.6 million in 2007 as compared to sources of cash of $14.2 million in 2006. The Latin America operating segment had the most significant increase in inventory in 2007 as production activity increased in November 2007 to prepare for vacation shutdowns in December. In addition, raw materials in some areas were purchased close to year-end because of 2008 price increases and supply allocations. Changes in other accrued expenses resulted in a use of cash of $13.8 million in 2007 as compared to a source of cash of $4.0 million in 2006. Included in the 2007 reduction in accrued expenses was $6.1 million related to an amount accrued in 2006 related to the settlement with the company’s former CEO. The amount was paid in June 2007.

Cash flows from Investing Activities from Continuing Operations:

($ in millions)	2008	2007	2006
Net cash used in investing activities from continuing operations	$(26.2)	$(33.1)	$(331.0)

Purchases of property plant and equipment were $20.0 million in 2008 as compared to $20.9 million in 2007 and $20.3 million in 2006. The amount of capital spending correlates to the company’s belief that it has the correct production capacity in place for current and ongoing operations. The company does not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. The remaining cash used in investing activities in 2008 was primarily the Egymelt acquisition.

In 2007, the company exercised its option to purchase an additional 10 percent ownership interest from Sekisui Chemical Co., Ltd. The use of cash in 2007 related to this transaction was $12 million. In 2006, three acquisitions accounted for $314.4 million of cash used, with the Roanoke acquisition of $275.4 million representing the most significant transaction. The insulating glass sealant business purchased from Henkel KGaA in the third quarter of 2006 accounted for $34.0 million of cash and a small adhesives acquisition in the fourth quarter in the U.S. was another $5.0 million.

Cash flows from Financing Activities from Continuing Operations:

($ in millions)	2008	2007	2006
Net cash provided by (used in) financing activities from continuing operations	$(144.7)	$(184.6)	$121.6

In 2008, proceeds from long-term debt of $200 million were used to repurchase 9.1 million shares of the company’s common stock under the share repurchase program approved in January 2008. In 2007, $99.9 million of cash was used to purchase 3.6 million shares under the repurchase program approved in 2007. Also in 2008, the company repaid $133 million of long-term debt including $108 million drawn on the line of credit and $25.0 million related to repayments of the 1998 private placement debt. In 2007, the company repaid $87 million of long-term debt including $62.0 million drawn on the line of credit related to the Roanoke purchase and $25.0 million related to repayments on the 1998 private placement debt. The cash provided from financing from continuing operations in 2006 was mainly due to the $195 million of new debt that was secured to finance the Roanoke transaction. This increase was partially offset by $83.2 million of repayments of long-term debt, of which $25.0 million related to repayments on the 1998 private placement debt. Cash generated from the exercise of stock options was $1.4 million in 2008, $13.8 million in 2007 and $19.9 million in 2006. The decrease in 2008 of cash generated from the exercise of stock options was mainly due to the lower average stock price in 2008 as compared to the prior years. Cash dividends paid on common stock were $13.4 million, $15.5 million and $14.8 million in 2008, 2007, and 2006, respectively.

Cash Flows from Discontinued Operations:

($ in millions)	2008	2007	2006
Cash provided by (used in) operating activities of discontinued operations	$(15.2)	$(16.8)	$11.2
Cash provided by investing activities of discontinued operations	$—	$71.1	$104.2

Cash provided by (used in) operating activities of discontinued operations represents the cash generated from (used in) the operations of the automotive and powder coatings businesses. The $15.2 million of cash used in operating activities in 2008 represented income tax payments made in conjunction with the gain on the sale of the automotive business. The $16.8 million of cash used in operating activities in 2007 included $20.1 million of income tax payments made in conjunction with the gain on the sale of the powder coatings business in 2006. Cash provided by investing activities of discontinued operations in 2007 represents the proceeds received for the sale of the automotive business in the fourth quarter of 2007, net of cash on the balance sheet of the divested business. Cash provided by investing activities of discontinued operations in 2006 represents the proceeds received for the sale of the powder coatings business in the fourth quarter of 2006. The sale of the automotive business resulted in a pretax gain of $7.6 million and a net of tax loss of $6.2 million. The sale of the powder coatings business resulted in a pretax gain of $68.9 million ($50.3 million, net of tax).

Contractual Obligations

Due dates and amounts of contractual obligations follow.

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$229.0	$25.0	$157.1	$46.9	$—
Interest payable on debt[1]	$16.2	7.9	7.2	1.1	—
Operating leases	$11.3	5.1	4.9	0.8	0.5
Pension contributions[2]	$2.0	2.0	—	—	—
Purchase obligation contracts[3]	$85.0	13.1	24.4	24.0	23.5

Total contractual obligations	$343.5	$53.1	$193.6	$72.8	$24.0

1	Some of the company’s interest obligations are variable based on LIBOR. Interest payable for the variable portion is estimated based on December 1, 2007 LIBOR rate of 4.75%. Effective December 19, 2007, the company entered into an interest rate swap agreement whereby 2008 interest payable was fixed at $9.2 million.

2	Pension contributions are only included for fiscal 2009. The company has not determined its pension funding obligations beyond 2009 and thus, any potential future contributions have been excluded from the table.

3	Represents a contract with Accenture to provide the company information technology services.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $11.8 million as of November 29, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 in Notes to Consolidated Financial Statements.

The Company expects 2009 capital expenditures to be approximately $30 million.

Off-Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued Staff Positions (FSPs) No. 157-2, which, defers the effective date for one year relative to certain nonfinancial assets and liabilities. These aspects are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied by the company to fair value measurements prospectively beginning November 30, 2008. The effects are not expected to have a material impact on the company’s financial condition, results of operations or cash flows. See Note 13 for further disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the November 29, 2008 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,843 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

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

In April 2008, the FASB issued FSP142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be the company’s fiscal year 2010. FSP 142-3 should be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect the adoption of SFAS 162 to have a material impact on its financial condition, results of operations or cash flows.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Annual Report on Form 10-K, including the “2009 Outlook” section the company discusses expectations regarding future performance of the company which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Item 1A. Risk Factors identifies some of the important factors that could cause the company’s actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, the company has identified these important factors which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by the company and the regions where the company does business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in product mix and selling prices. However, management’s best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Annual Report on Form 10-K.

The company may refer to Item 1A. Risk Factors and this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

The list of important factors in Item 1A. Risk Factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “2009 Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the SEC or in company press releases) on related subjects.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk:    The company is exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

The company’s financial performance has been, and may continue to be, negatively affected by the unfavorable economic conditions. Continued or further recessionary economic conditions may have an adverse impact on the company’s sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to the recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk:    Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. Management believes that probable near-term changes in interest rates would not materially affect the company’s consolidated financial position, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of the company’s variable rate debt as of November 29, 2008 would be approximately $1.8 million.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial position. Approximately 58 percent of net revenue was generated outside of the United States in 2008. Principal foreign currency exposures relate to the euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on 2008 financial results, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change of approximately $4.2 million in net income or $0.09 per diluted share.

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

In 2008, the company’s single largest expenditure was the purchase of raw materials. Management’s objective is to purchase raw materials that meet both its quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company as of November 29, 2008 and December 1, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 29, 2008. We also have audited H.B. Fuller Company’s internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of November 29, 2008 and December 1, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended November 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 and 15 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 4, 2005, Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 1, 2007, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 2, 2007, and Statement of Financial Accounting Standard No. 157 Fair Value Measurements, on December 2, 2007.

/s/    KPMG LLP

Minneapolis, Minnesota

January 28, 2009

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 29, 2008	December 1, 2007	December 2, 2006
Net revenue	$1,391,554	$1,400,258	$1,386,108
Cost of sales	(1,027,099)	(981,555)	(979,704)

Gross profit	364,455	418,703	406,404
Selling, general and administrative expenses	(254,898)	(275,893)	(296,892)
Goodwill and other impairment charges	(87,410)	—	—
Gains from sales of assets	62	300	1,126
Other income, net	2,732	6,502	359
Interest expense	(14,733)	(12,725)	(16,959)

Income from continuing operations before income taxes, minority interests, income from equity investments and cumulative effect of accounting change	10,208	136,887	94,038
Income taxes	5,693	(37,712)	(22,055)
Minority interests in (income) loss of subsidiaries	159	46	(279)
Income from equity investments	2,829	1,923	997

Income from continuing operations before cumulative effect of accounting change	18,889	101,144	72,701
Income from discontinued operations[1]	—	1,029	62,254
Cumulative effect of accounting change	—	—	(742)

Net income	$18,889	$102,173	$134,213

Basic income per common share[2]:
Continuing operations before accounting change	0.37	1.69	1.24
Discontinued operations	—	0.02	1.06
Cumulative effect of accounting change	—	—	(0.01)

Net income	$0.37	$1.71	$2.28

Diluted income per common share[2]:
Continuing operations before accounting change	0.36	1.66	1.21
Discontinued operations	—	0.02	1.04
Cumulative effect of accounting change	—	—	(0.01)

Net income	$0.36	$1.68	$2.23

Weighted-average common shares outstanding:
Basic	51,045	59,914	58,793
Diluted	51,836	60,991	60,065
Dividends declared per common share	$0.2625	$0.2560	$0.24875

1	Fiscal 2007 includes the loss on sale of discontinued operations of $6,184, net of tax of $13,788. Fiscal 2006 includes the gain on sale of discontinued operations of $50,339, net of tax of $18,577.

2	Income per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 29, 2008	December 1, 2007
Assets
Current Assets:
Cash and cash equivalents	$80,370	$246,358
Trade receivables, net	205,716	212,477
Inventories	143,158	137,564
Other current assets	49,113	38,659
Current assets of discontinued operations	700	892

Total current assets	479,057	635,950

Property, plant and equipment, net	252,758	277,834
Other assets	112,907	106,699
Goodwill	88,823	184,660
Other intangibles, net	147,783	159,459

Total assets	$1,081,328	$1,364,602

Liabilities and Stockholders’ Equity
Current Liabilities :
Notes payable	$11,134	$10,608
Current installments of long-term debt	25,000	25,000
Trade payables	132,937	156,247
Accrued payroll / employee benefits	23,811	40,144
Other accrued expenses	27,434	33,057
Income taxes payable	9,113	16,904
Current liabilities of discontinued operations	525	15,875

Total current liabilities	229,954	297,835

Long-term debt, excluding current installments	204,000	137,000
Accrued pension liabilities	68,093	61,986
Other liabilities	40,827	65,731
Minority interests in consolidated subsidiaries	2,843	3,057

Total liabilities	545,717	565,609

Commitments and contingencies

Stockholders’ Equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000	48,448	57,437
Shares outstanding—2008 and 2007 were 48,447,610 and 57,436,515
Additional paid-in capital	5,280	17,356
Retained earnings	518,937	683,698
Accumulated other comprehensive income (loss)	(37,054)	40,502

Total stockholders’ equity	535,611	798,993

Total liabilities and stockholders’ equity	$1,081,328	$1,364,602

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 3, 2005	$29,185	$58,450	$507,217	$(7,767)	$587,085
Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax			351		351
Adjusted balance at December 3, 2005	29,185	58,450	507,568	(7,767)	587,436
Net income			134,213		134,213
Foreign currency translation				26,016	26,016
Minimum pension liability, net of tax of $4,108				7,233	7,233

Comprehensive Income					167,462
Dividends			(14,853)		(14,853)
2-for-1 stock split	29,813		(29,813)		—
Stock option exercises	949	18,921			19,870
Share-based compensation plans other, net	48	13,529			13,577
Tax benefit on share-based compensation plans		6,187			6,187
Retirement of common stock	(63)	(1,824)			(1,887)

Balance at December 2, 2006	59,932	95,263	597,115	25,482	777,792
Net income			102,173		102,173
Foreign currency translation				35,853	35,853
Minimum pension liability, net of tax of $8,904				17,330	17,330

Comprehensive Income					155,356
Adjustment to initially apply SFAS 158, net of tax of $22,444				(38,163)	(38,163)
Dividends			(15,590)		(15,590)
Stock option exercises	1,017	12,818			13,835
Share-based compensation plans other, net	51	3,351			3,402
Tax benefit on share-based compensation plans		2,580			2,580
Repurchases of common stock	(3,563)	(96,656)			(100,219)

Balance at December 1, 2007	57,437	17,356	683,698	40,502	798,993
Net income			18,889		18,889
Foreign currency translation				(70,293)	(70,293)
Defined benefit pension plans adjustment, net of tax of $2,982				(7,153)	(7,153)
Interest rate swap				(110)	(110)

Comprehensive Income					(58,667)
Dividends			(13,566)		(13,566)
Stock option exercises	94	1,297			1,391
Share-based compensation plans other, net	79	7,698			7,777
Tax benefit on share-based compensation plans		433			433
Repurchases of common stock	(9,162)	(21,504)	(170,084)		(200,750)

Balance at November 29, 2008	$48,448	$5,280	$518,937	$(37,054)	$535,611

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 29, 2008	December 1, 2007	December 2, 2006
Cash flows from operating activities from continuing operations:
Net income	$18,889	$102,173	$134,213
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,029)	(62,253)
Depreciation	34,369	36,349	37,715
Amortization	11,803	14,009	8,975
Deferred income taxes	(28,318)	3,563	(8,676)
Gains from sales of assets	(62)	(300)	(1,127)
Share-based compensation	3,898	3,062	13,234
Excess tax benefit from share-based compensation	(433)	(3,706)	(6,187)
Cumulative effect of accounting changes, net of tax	—	—	742
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	(8,127)	20,993	12,792
Inventories	(12,644)	(12,648)	14,191
Other current assets	(14,447)	7,696	(4,586)
Other assets	(1,944)	(148)	(4,598)
Goodwill and other impairment charges	87,410	—	—
Trade payables	(17,063)	(12,416)	31,139
Accrued payroll / employee benefits	(11,231)	(8,530)	254
Other accrued expenses	(4,492)	(13,839)	4,022
Restructuring liabilities	—	(38)	(319)
Income taxes payable	1,173	666	16,162
Accrued / prepaid pensions	(8,529)	(84)	(5,449)
Other liabilities	852	4,748	4,865
Other	(7,759)	(196)	(3,826)

Net cash provided by operating activities from continuing operations	43,345	140,325	181,283
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(19,959)	(20,890)	(20,318)
Purchased businesses, net of cash acquired	(6,436)	(1,155)	(314,386)
Purchased investments	—	(12,000)	—
Proceeds from sale of property, plant and equipment	211	910	1,150
Proceeds from sale of business	—	—	2,515

Net cash used in investing activities from continuing operations	(26,184)	(33,135)	(331,039)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	200,000	—	195,000
Repayment of long-term debt	(133,000)	(87,000)	(83,241)
Net payments on notes payable	642	781	389
Dividends paid	(13,422)	(15,499)	(14,752)
Proceeds from stock options exercised	1,392	13,835	19,870
Excess tax benefit from share-based compensation	433	3,706	6,187
Repurchases of common stock	(200,750)	(100,219)	(1,887)
Other financing	—	(168)	65

Net cash provided by (used in) financing activities from continuing operations	(144,705)	(184,564)	121,631

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 29, 2008	December 1, 2007	December 2, 2006
Effect of exchange rate changes	(23,244)	14,312	9,720

Net change in cash and cash equivalents from continuing operations	(150,788)	(63,062)	(18,405)

Cash provided by (used in) operating activities of discontinued operations	(15,200)	(16,798)	11,193
Cash provided by investing activities of discontinued operations—net of proceeds from sale of business	—	71,089	104,199

Net change in cash and cash equivalents	(165,988)	(8,771)	96,987
Cash and cash equivalents at beginning of year	246,358	255,129	158,142

Cash and cash equivalents at end of year	80,370	246,358	$255,129

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$—	$91	$29,914
Cash paid for interest	$16,070	$15,193	$12,566
Cash paid for income taxes	$39,352	$24,889	$11,271

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company and its subsidiaries manufacture and market adhesives and specialty chemical products globally, with sales operations in 36 countries in North America, Europe, Latin America, the Asia Pacific region, the Middle East and Africa. During the second quarter of 2007, the company completed the realignment of its management structure that was announced in the first quarter of 2007. The business is now reported in four regional operating segments: North America, Europe, Latin America and Asia Pacific. The North America segment accounted for 45 percent of 2008 net revenue. Europe, Latin America and Asia Pacific accounted for 30 percent, 16 percent and 9 percent, respectively.

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

The Europe operating segment includes adhesives and products used in insulating glass applications. In 2008, the insulating glass business component was fully integrated with the adhesives component in Europe and therefore, the Europe operating segment consists of a single business component.

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

The fiscal year ends on the Saturday closest to November 30. Fiscal year end dates were November 29, 2008, December 1, 2007 and December 2, 2006 for 2008, 2007 and 2006 respectively.

Reclassifications associated with the adoption of SFAS 123R, “Share-Based Payments” (see Note 3), required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as additional paid in capital.

On December 1, 2006, the company sold its powder coatings business and on November 20, 2007, the company sold its automotive business. As a result of both transactions, the company classified these operations as discontinued operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and, accordingly, segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are disclosed separately in the Consolidated Statements of Cash Flows.

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

Provisions for sales returns are estimated based on historical experience, and adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Rebates recorded in the consolidated statements of income were $22,116, $25,317 and $30,892 in 2008, 2007 and 2006, respectively.

For certain products, consigned inventory is maintained at customer locations. For these products, revenue is recognized in the period that the inventory is consumed. Sales to distributors also require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

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

Income Taxes:    The income tax provision is computed based on the pretax income included in the consolidated statements of income before minority interest and income from equity investments, plus any impact to prior period income taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See also Note 8.

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash:    There were no restrictions on cash as of November 29, 2008. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to the company, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 22 percent of consolidated inventories. During 2008, 2007 and 2006, reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net income of $984, $256 and $13, respectively. The remaining inventories, which include all non-U.S. operations and some U.S. locations, are valued at the lower of cost (mainly weighted average actual cost) or market value.

Investments:    Investments with a value of $19,707 represent the cash surrender value of life insurance contracts on November 29, 2008. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “Other income, net”.

Investments in Equity Securities Carried at Cost:    The aggregate cost of the company’s cost method investments totaled $5,814 at November 29, 2008. Fair value of cost method investments is assessed according to FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of November 29, 2008 management determined that two of the company’s cost method investments had incurred impairments that were considered other than temporary. The non-cash charges associated with these impairments were $2,410. The impairments were deemed to be other-than-temporary primarily because of the continuing operating losses and negative operating cash flows generated by the investee companies. The adverse economic conditions as of the end of 2008 also negatively impacted the projected cash flows of these companies. The remaining book value of the cost method investments as of November 29, 2008 was $3,404.

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

Capitalized Interest Costs:    Interest costs associated with construction and implementation of property, plant and equipment are capitalized. Capitalized interest costs were $314, $311 and $562 in 2008, 2007 and 2006, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition and all the activities within a reporting unit are available to support the value of goodwill. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other

Intangible Assets” requires the company to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The company uses a discounted cash flow approach to estimate the fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The company’s annual goodwill impairment assessment has been historically completed during the fourth quarter based on balance sheet information as of the end of the fiscal third quarter. Based on its annual assessment, the company initially determined that none of its goodwill was impaired. In the fourth quarter of 2008 however, as economic conditions worsened and the capital markets became distressed, management determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of the company’s specialty construction reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax).

The $85.0 million pretax charge was an estimated amount as of November 29, 2008. The final valuation work will be completed in the first quarter of 2009 and additional amounts may be recorded in that period. The total amount of goodwill assigned to the specialty construction reporting unit, prior to any impairment charges, was $99.1 million. Therefore, the total pretax impairment charge related to the specialty construction reporting unit cannot exceed $99.1 million.

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

Share-based Compensation:    The company has various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. The company records compensation expense associated with share-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. See Note 3 for additional discussion.

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

	2008	2007	2006
Net income	$18,889	$102,173	$134,213
Weighted-average common shares—basic	51,044,679	59,913,560	58,792,668
Equivalent shares from share-based compensation plans	791,002	1,077,692	1,272,761

Weighted-average common and common equivalent shares—diluted	51,835,681	60,991,252	60,065,429

Share-based compensation awards for 685,291, 356,048 and 523,388 shares for 2008, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Effective December 19, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covered the notional amount of $75,000 at a fixed rate of 4.984 percent and expired on December 19, 2008 subsequent to year-end. The swap had been designated for hedge accounting treatment. Accordingly, the company recognized the fair value of the swap in the consolidated balance sheet and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap was the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $180 at November 29, 2008 and was included in other accrued expenses in the consolidated balance sheet.

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. The company repurchased 30,383, 9,464 and 73,682 shares of common stock in 2008, 2007 and 2006, respectively, in connection with the statutory minimum for tax withholdings related to vesting of restricted shares.

On July 11, 2007 the company’s board of directors authorized a share repurchase program of up to $100,000. During the third and fourth quarters of 2007 the company repurchased a total of 3,554,272 shares for $99,947 as part of the repurchase program. In the first quarter of 2008, the remaining $53 was used to purchase 2,086 shares and complete the 2007 repurchase program.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200,000 of the company’s outstanding common shares after having completed the $100,000 stock buyback program. During the first and second quarters of 2008, the company repurchased 9,129,915 shares using the full $200,000, thus completing the repurchase program.

Recently Issued Accounting Pronouncements:    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 as of December 2, 2007, as further discussed in Note 8.

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

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material impact on the company’s financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2010. Based upon the November 29, 2008 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,843 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to Audit Standards (AU) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect the adoption of SFAS 162 to have a material impact on its financial condition, results of operations or cash flows.

Note 2:    Acquisitions and Divestitures

Acquisitions

Egymelt:    On August 31, 2008 the Company acquired the principal assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in 6th of October City, Egypt. Egymelt markets its products in the Middle East and North Africa. Under the terms of the deal, the assets acquired included land, building, manufacturing equipment, inventory, accounts receivable, customer list and non-competition agreements. No debt or liabilities were assumed. The total cash payment of $6,305 was funded through existing cash. The company also incurred $326 of direct external costs, partially offset by $195 of adjustments and sales tax refunds. Based on final valuations, the company recorded $1,665 to current assets, $1,349 to fixed assets, $2,025 to intangibles and $1,397 to goodwill. The acquisition was recorded in the company’s Europe operating segment.

Carolina Polymers’ polymer and adhesive technology:    On September 5, 2006, the company acquired Carolina Polymers’ polymer and adhesive business related to the multi-wall bag industry. The company acquired inventory, accounts receivable, personal property, intellectual property and customer lists. No other assets or liabilities were purchased. The cash payment was $4,950 and was funded through existing cash. The company also incurred $49 of direct external costs.

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

2006
Net revenue	$1,491,851
Income from continuing operations before cumulative effect of accounting change	$81,189
Income from continuing operations before cumulative effect of accounting change per share:
Basic	$1.38
Diluted	$1.35

Roanoke Companies Group, Inc.:    On March 17, 2006, the company acquired substantially all the assets of Roanoke Companies Group, Inc. and assumed certain operating liabilities. Roanoke was a leading U.S. manufacturer of “pre-mix” grouts, mortars and other products designed to enhance the installation of flooring systems focused primarily on the retail home improvement market segment. The acquisition has been integrated into the company’s specialty construction business component within the North America operating segment.

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

The company funded the transaction with $80,258 in existing cash and $195,000 in new debt. The company utilized its revolving credit agreement to provide the initial debt financing. The credit agreement was amended to increase the commitment level to $250,000, and revise the imbedded accordion feature. An amount of $15,000 of the purchase price was placed into escrow to cover indemnification by the seller and shareholders. The escrow was originally scheduled to expire in March 2008, subject to any indemnification claims made by the company. In the first quarter of 2008, the company asserted indemnification and other claims against the sellers of the Roanoke business in an amount in excess of the $15,000 escrow and, therefore, the escrow continues to remain in place.

The acquired assets consisted primarily of assets used by Roanoke in the operation of its business, including, without limitation, certain real property, intellectual property, equipment, accounts, contracts and intangibles. The valuation of the net assets received involved allocations of the consideration paid to $20,581 of current assets, $23,746 of property, plant and equipment, $146,900 of intangible assets, $94,769 of goodwill, $10,582 of current liabilities and $156 of long-term liabilities. All of the goodwill was assigned to the North America operating segment and is tax deductible over 15 years. Of the $146,900 of acquired intangibles, $131,000 and $15,900 was assigned to customer relationships and trademarks / trade names that have expected lives of 20 years and 15 years, respectively.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Roanoke had occurred on December 4, 2005 (beginning of fiscal 2006). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

2006
Net revenue	$1,496,323
Income from continuing operations before cumulative effect of accounting change	$80,963
Income from continuing operations before cumulative effect of accounting change per share:
Basic	$1.38
Diluted	$1.35

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

Divestitures

Automotive:    On November 20, 2007, the company sold its automotive business to EMS-TOGO Corp for cash proceeds of $71,089 which included the $80,000 sales price net of $8,911 cash on the balance sheet of the divested business. As part of this transaction, the company recorded a gain of $7,604 (a loss of $6,184 net of tax), which included direct external costs to sell of $200.

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

Revenue and income from discontinued operations for the years ended December 1, 2007 and December 2, 2006 were as follows:

	2007	2006
Net revenue	$69,235	$86,283

Income from operations	2,546	5,913
Gains from sales of assets	—	—
Gain on disposal	7,604	—
Other expense, net	(77)	80
Income tax expense	(15,193)	(1,627)
Minority interests in (income) loss of subsidiaries	(39)	(1,111)
Income from equity investments	6,188	4,992

Net income from discontinued operations	$1,029	$8,247

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the company has not allocated general corporate overhead charges to the automotive business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of discontinued operations as of November 29, 2008 and December 1, 2007 were as follows:

	2008	2007
Other current assets	$27	$27

Current assets of discontinued operations	27	27
Income taxes payable	—	15,200

Current liabilities of discontinued operations	—	15,200

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the company has reclassified the results from its powder coatings business as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results and the gain associated with the sale of this business are presented in the “Income from discontinued operations” line item on the Consolidated Statements of Income. Prior to the reclassification, with operations in the United States and the United Kingdom, these results would have been reported in the North America and Europe operating segments.

Revenue and income from discontinued operations for the year ended December 2, 2006 were as follows:

2006
Net revenue	$66,384

Income from operations	5,483
Gain on disposal	68,916
Income tax expense	(20,392)

Net income from discontinued operations	$54,007

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the powder coatings business. In accordance with EITF 87-24, the company has not allocated general corporate overhead charges to the powder coatings business and has elected not to allocate general corporate interest expense.

The major classes of assets and liabilities of discontinued operations as November 29, 2008 and December 1, 2007 were as follows:

	2008	2007
Other current assets	$673	$865

Current assets of discontinued operations	673	865
Other accrued expenses	104	134
Income taxes payable	421	541

Current liabilities of discontinued operations	525	675

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

1998 Directors’ Stock Incentive Plan:    This plan offered non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest in the company. This plan permitted granting of (a) restricted stock and (b) shares for amounts non-employee directors defer under the Directors’ Deferred Compensation Plan. This plan expired in April 2008 and the shares are no longer available for use.

2009 Directors’ Stock Incentive Plan:    This plan was approved by the board of directors in December 2008, subject to approval by the shareholders of the company at the 2009 Annual Meeting of Shareholders to be held on April 16, 2009. Once approved by the shareholders, this plan will provide for 300,000 shares. This plan permits granting of (a) shares for amounts non-employee directors defer under the Directors’ Deferred Compensation Plan and (b) discretionary grants of restricted stock, stock options, stock appreciation rights, performance awards and other stock awards.

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

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan, subject to IRS limitations. The company matches, in the form of company stock, up to the first four percent of each employee’s pretax earnings, based on the employee’s contributions. The trustee purchases company shares on the open market. Employees hired after January 1, 2007 are eligible for a separate annual retirement contribution to the 401(k) Plan of three percent of pay which is not in the form of company stock but rather is a cash contribution that is invested based on the election of the individual participant. The three percent contribution is in addition to the company’s four percent matching contribution described above and is in lieu of participation in the company’s defined benefit pension plan. The total contribution to the 401(k) plan for 2008 was $3,104 which included the cost of the four percent company match of $2,773 and the additional three percent contribution of $331. The costs of the company match were $2,635 and $2,818 in 2007 and 2006, respectively.

Grant-Date Fair Value:    The company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2008, 2007 and 2006 were calculated using the following assumptions:

	2008	2007	2006[1]
Expected life (in years)	5.0	5.8	5.7
Weighted-average expected volatility	36.07%	36.13%	35.65%
Expected volatility	35.63% - 38.98%	34.42% - 37.35%	34.34% - 37.38%
Risk-free interest rate	3.25%	4.66%	4.87%
Expected dividend yield	1.13%	0.94%	1.30%
Weighted-average fair value of grants	$8.25	$10.44	$7.11

1	Share data adjusted for effect of 2-for-1 stock split effective July 28, 2006.

Expected life—The company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The company believes that this historical data is currently the best estimate of the expected term of a new option. The company uses a weighted-average expected life for all awards.

Expected volatility—Volatility is calculated using the company stock’s historical volatility for the same period of time as the expected life. The company has no reason to believe that its future volatility will differ from the past.

Risk-free interest rate—The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield—The calculation is based on the total expected annual dividend payout divided by the average stock price.

Expense

The company uses the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with cliff vesting. Expense is recognized over the requisite service period, which for the company is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The company currently expects, based on an analysis of its historical forfeitures and known forfeitures on existing awards, that approximately 80 percent and 89 percent of its unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense was $4,318, $3,455 and $13,234 for 2008, 2007 and 2006, respectively. Included in these amounts was stock option expense of $2,261, $2,068 and $8,669, respectively. Share-based compensation expense in 2006 included $3,641 of stock option expense recognized as a result of adopting SFAS 123R and a net charge of $7,203 related to accelerated vesting modifications on some of the former CEO’s share-based awards. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2008, 2007and 2006, there was $433, $3,706 and $6,187 of excess tax benefit recognized resulting from share-based compensation cost. The company’s additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $10,129 at November 29, 2008 due to exercises of stock options, restricted stock lapsings and deferred compensation payouts in the year.

As of November 29, 2008, $3,924 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 2.5 years. Unrecognized compensation costs related to unvested restricted stock awards is $1,653 as of November 29, 2008 and is expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of November 29, 2008, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2007	1,721,358	$16.44
Granted	448,918	24.86
Exercised	(94,689)	14.70
Forfeited or Cancelled	(152,546)	22.14

Outstanding at November 29, 2008	1,923,041	$18.04

The fair value of options granted during 2008, 2007 and 2006 was $3,705, $4,646 and $328, respectively. Total intrinsic value of options exercised during 2008, 2007 and 2006 was $713, $14,081and $17,344, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 29, 2008 were $1,392.

The following table summarizes information concerning outstanding and exercisable options as of November 29, 2008:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	2.0	$9.31	$2,043	242,428	2.0	$9.31	$2,043
$10.01-$15.00	672,161	4.8	13.66	2,741	556,693	4.3	13.62	2,294
$15.01-$20.00	351,335	7.1	16.38	538	153,378	6.9	16.34	239
$20.01-$25.00	23,971	9.3	20.93	—	—	—	—	—
$25.01-$30.00	633,146	8.6	26.84	—	77,410	8.1	27.03	—

	1,923,041	6.2	$18.04	$5,322	1,029,909	4.4	$14.02	$4,576

1	Represents the weighted-average remaining contractual life in years.

2	Represents the weighted-average exercise price.

3	Represents the aggregate intrinsic value based on the company’s closing stock price on the last trading day of the year for in-the-money options.

A summary of nonvested restricted stock activity as of November 29, 2008, and changes during the year then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2007	52,865	261,173	314,038	$18.44	1.8
Granted	26,964	84,206	111,170	24.73	3.0
Vested	(20,414)	(83,074)	(103,488)	14.27	—
Forfeited	(6,653)	(47,722)	(54,375)	21.05	1.4

Nonvested at November 29, 2008	52,762	214,583	267,345	$22.35	1.9

Total fair value of restricted stock vested during 2008, 2007 and 2006 was $2,474, $1,552 and $6,193, respectively. The total fair value of nonvested restricted stock at November 29, 2008 was $4,743.

The company repurchased 30,383, 9,464 and 73,682 restricted stock shares during 2008, 2007 and 2006, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The company anticipates that approximately 22,000 restricted shares will be repurchased in fiscal 2009 to satisfy minimum tax withholdings.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of November 29, 2008 and changes during the year then ended were as follows:

	Non-employee Directors	Employees	Total
Units outstanding December 1, 2007	212,695	109,376	322,071
Participant contributions	19,476	11,334	30,810
Company match contributions[1]	19,667	1,618	21,285
Payouts	(13,743)	(14,927)	(28,670)

Units outstanding November 29, 2008	238,095	107,401	345,496

1	The non-employee directors’ company match includes 16,800 deferred compensation units paid as a discretionary award.

The fair value of non-employee directors company matches for 2008, 2007 and 2006 was $61, $60 and $49, respectively. The fair value of the non-employee directors’ discretionary award for 2008, 2007 and 2006 was $420, $392 and $263, respectively. The fair value of employee company matches for 2008, 2007 and 2006 was $34, $64 and $310, respectively.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2008, 2007 and 2006 follow.

Other income (expense), net	2008	2007	2006
Foreign currency transaction losses, net	$(2,021)	$(1,218)	$(1,529)
Gains on investments and company owned life insurance	7	563	689
Amortization of investments in partnerships accounted for under the cost method that generate low-income housing tax credits	(195)	(831)	(1,735)
Interest income	6,159	6,615	3,523
Other, net	(1,218)	1,373	(589)

Total other income, net	$2,732	$6,502	$359

Research and development expenses (included in selling, general and administrative expenses)	$16,514	$16,877	$15,851

Balance Sheet Information

Additional details of balance sheet amounts as of November 29, 2008 and December 1, 2007 follow.

Inventories:	2008	2007
Raw materials	$74,800	$64,897
Finished goods	90,517	90,772
LIFO reserve	(22,159)	(18,105)

Total inventories	$143,158	$137,564

Other current assets:
Employee and other receivables	$9,554	$8,500
Prepaid income taxes	10,966	3,977
Current deferred income tax asset	7,553	9,856
Prepaid expenses	21,040	16,326

Total other current assets	$49,113	$38,659

Property, plant and equipment:
Land	$41,330	$43,039
Buildings and improvements	221,771	223,901
Machinery and equipment	491,962	516,852
Construction in progress	7,561	7,368

Total, at cost	762,624	791,160
Accumulated depreciation	(509,866)	(513,326)

Net property, plant and equipment	$252,758	$277,834

Other assests:	2008	2007
Investments and company owned life insurance	$22,806	$27,544
Equity basis investments	26,126	23,662
Cost method investments	3,404	5,814
Long-term deferred tax asset	54,138	27,997
Prepaid postretirement benefits	—	2,075
Prepaid pension costs	—	7,538
Other long-term assets	6,433	12,069

Total other assets	$112,907	$106,699

Other accrued expenses:
Taxes other than income taxes	$4,695	$6,475
Interest	2,705	3,370
Product liability	2,646	3,565
Accrued SERP obligation	1,483	—
Accrued expenses	15,905	19,647

Total other accrued expenses	$27,434	$33,057

Income taxes payable:
Current income taxes payable	$7,673	$15,623
Current deferred income tax liability	1,440	1,281

Total income tax payable	$9,113	$16,904

Other liabilities:
Asset retirement obligation	$1,759	$1,604
Long-term deferred tax liability	6,653	14,996
Long-term deferred compensation	3,817	8,791
Product Liability	2,311	2,157
Other long-term liabilities	18,114	5,467
Post retirement other than pension	8,173	31,951
Salary and incentive compensation continuation obligation	—	765

Total other liabilities	$40,827	$65,731

In accordance with the November 20, 2006 Separation Agreement with the former CEO, the company recorded $6,155 of current obligation related to the SERP payout portion which was paid in the second quarter of 2007.

The former CEO was also entitled to 36 months of salary and incentive compensation continuation, payable in three equal annual installments beginning on December 1, 2007. As of November 29, 2008, the liability balance was $1,575 of which the current portion of $810 is included in accrued payroll / employee benefits on the balance sheet and the long term portion of $765 is in the other liabilities line on the balance sheet. See Notes 3 for additional Separation Agreement discussion.

Additional details on the trade receivables allowance for 2008, 2007 and 2006 follow.

	2008	2007	2006
Balance at beginning of year	$6,297	$5,938	$6,061
Charged to expenses	1,860	1,854	1,459
Write-offs/adjustments	(2,183)	(1,969)	(1,838)
Effect of exchange rates	(411)	474	256

Balance at end of year	$5,563	$6,297	$5,938

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2008, 2007 and 2006 follow.

Accumulated Other Comprehensive Income (Loss)	2008	2007	2006
Foreign currency translation adjustment	$12,265	$82,558	$46,705
Interest rate swap	(110)	—	—
Defined benefit pension plans adjustment net of taxes of $(27,385), $1,960 and $10,864 in 2008, 2007 and 2006, respectively	(49,209)	(3,893)	(21,223)
Adjustment for initial adoption of SFAS 158, net of taxes of $22,444	—	(38,163)	—

Total accumulated other comprehensive income	$(37,054)	$40,502	$25,482

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

The asset retirement obligation liability was $1,759 and $1,604 at November 29, 2008 and December 1, 2007, respectively.

Note 6:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of November 29, 2008 and December 1, 2007, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions and divestitures (see Note 2).

	2008	2007
North America	$35,960	$124,293
Europe	41,536	46,731
Latin America	4,355	5,020
Asia Pacific	6,972	8,616

Total	$88,823	$184,660

Additional details on the goodwill balance for 2008 and 2007 follow.

	2008	2007
Balance at beginning of year	$184,660	$177,146
Egymelt acquisition (Note 2)	1,397	—
Carolina Polymers’ acquisition (Note 2)	—	442
Specialty Construction impairment	(85,000)	—
Currency effect	(12,234)	7,072

Balance at end of year	$88,823	$184,660

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the company tests each of its reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. As of November 29, 2008 management determined that the fair value of its specialty construction reporting unit, within the North American operating segment, was less than the carrying value of its net assets. This was due to a decline in the estimated future discounted cash flows expected from that reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax).

Management’s analysis of the remaining reporting units indicated that there was no additional goodwill impaired as of November 29, 2008. Of the remaining goodwill balance of $88.8 million as of November 29, 2008, $22.9 million resides in the North America Adhesives reporting unit and $41.8 million resides in the Europe reporting unit. In both of these reporting units, the calculated fair value exceeded the carrying value of the net assets by a significant margin. No other reporting units, with the exception of specialty construction reporting unit, had a material amount of goodwill as of November 29, 2008.

See note 1. for further information of the company’s impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of November 29, 2008:
Original cost	$30,750	$147,350	$16,204	$194,304
Accumulated amortization	(22,421)	(20,327)	(4,637)	(47,385)

Net identifiable intangibles	$8,329	$127,023	$11,567	$146,919

Weighted average useful lives (in years)	11	19	15	18

As of December 1, 2007:
Original cost	$30,291	$148,231	$17,320	$195,842
Accumulated amortization	(19,894)	(12,784)	(4,699)	(37,377)

Net identifiable intangibles	$10,397	$135,447	$12,621	$158,465

Weighted average useful lives (in years)	11	19	14	18

Amortization expense with respect to amortizable intangible assets was $11,803, $14,009 and $8,975 in 2008, 2007 and 2006, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2009	2010	2011	2012	2013	Thereafter
Amortization Expense	$11,668	$10,365	$9,689	$9,600	$9,600	$95,997

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 29, 2008 and December 1, 2007 totaling $864 and $994, respectively, relate to the trademarks / trade names as disclosed in Note 2 to the Consolidated Financial Statements.

Note 7:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $11,134 at November 29, 2008. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 11.1 percent, 9.5 percent and 7.5 percent in 2008, 2007 and 2006, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 29, 2008.

Long-Term Debt

Long-term Debt, Including Capital Lease Obligations	Weighted- Average Interest Rate at November 29, 2008	Maturity Date	2008	2007
U.S. dollar obligations:
Senior notes	7.01%	2010	$62,000	$87,000
Revolving credit line	1.96%	2010	92,000	—
Term Loan	2.53%	2013	75,000	75,000

Total long-term debt			229,000	162,000

Less: current installments			(25,000)	(25,000)

Total			$204,000	$137,000

Long-term debt had an estimated fair value of $189,338 and $143,731 as of November 29, 2008 and December 1, 2007, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. Effective December 19, 2007, the company entered into a one year, interest rate swap agreement, whereby the interest rate on the term loan was fixed at 4.984%. The swap agreement expired on December 19, 2008, subsequent to year-end.

Lines of Credit

As of November 29, 2008, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term	$250,000	$92,000	$158,000

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

The most restrictive debt agreements place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, the company cannot be a member of any “consolidated group” for income tax purposes other than with its subsidiaries. At November 29, 2008 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$25,000	$42,625	$114,500	$24,375	$22,500	$—

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000. The shelf registration expired on December 1, 2008.

Note 8:    Income Taxes

Income From Continuing Operations Before Income Taxes, Minority Interests, Income From Equity Investments and Cumulative Effect of Accounting Change	2008	2007	2006
United States	$(42,969)	$59,057	$20,260
Non-U.S.	53,177	77,830	73,778

Total	$10,208	$136,887	$94,038

Components of the Provision for Income Taxes
Current:
U.S. federal	$6,943	$12,758	$7,868
State	1,334	1,947	769
Non-U.S.	14,348	20,869	21,893

	22,625	35,574	30,530

Deferred:
U.S. federal	(23,638)	88	(5,535)
State	(3,314)	(140)	(1,692)
Non-U.S.	(1,366)	2,190	(1,248)

	(28,318)	2,138	(8,475)

Total	$(5,693)	$37,712	$22,055

The 2006 U.S. current and deferred provision amounts above include the settlement of an IRS audit and the impact on open years.

Reconciliation of Effective Income Tax Rate	2008	2007	2006
Statutory U.S. federal income tax rate	$3,572	$47,910	$32,913
State income taxes, net of federal benefit	(1,288)	1,132	644
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	3,323	4,518	764
Foreign tax credits	(3,139)	(5,277)	(1,754)
Non-U.S. taxes	(1,311)	(7,305)	(4,322)
Interest income not taxable in the U.S.	(2,451)	(2,395)	(2,375)
Other tax credits	(320)	(258)	(1,173)
Removal of valuation allowance	(4,319)	—	—
Impact of audit settlements	—	—	(1,302)
Other	240	(613)	(1,340)

Total	$(5,693)	$37,712	$22,055

Deferred Income Tax Balances at Each Year-end Related to	2008	2007
Depreciation and amortization	$10,015	$(22,304)
Asset valuation allowances	975	1,569
Accrued expenses currently not deductible:
Employee benefit costs	29,889	35,335
Product and other claims	698	1,195
Tax loss carryforwards	7,291	11,154
Other	7,642	3,017

	56,510	29,966
Valuation allowance	(2,912)	(8,390)

Net deferred tax assets	$53,598	$21,576

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to defined benefit pension adjustments.

Net Deferred Taxes as Presented on the Consolidated Balance Sheets	2008	2007
Deferred tax assets:
Current	$7,553	$9,856
Non-current	54,138	27,997
Deferred tax liabilities:
Current	(1,440)	(1,281)
Non-current	(6,653)	(14,996)

Net deferred tax assets	$53,598	$21,576

Valuation allowances relate to foreign tax loss carryforwards and U.S. state tax loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The decrease in the valuation allowance during the year ended November 29, 2008, is primarily due to the removal of the valuation allowance on the tax loss carryforward of the company’s Brazilian subsidiary and the reclassification of certain tax loss carryforwards as a result of the adoption of FIN 48.

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The

Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. The company believes it is more-likely-than-not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

Income taxes paid during 2008, 2007 and 2006 were $39,352, $24,889 and $11,271, respectively.

U.S. income taxes have not been provided on approximately $334,853 undistributed earnings of non-U.S. subsidiaries. The company intends to indefinitely reinvest these undistributed earnings. If any portion of these earnings were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus available foreign tax credit carryovers, if any. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $31,884 in twelve different countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $29,771 can be carried forward indefinitely, while the remaining $2,113 of tax losses must be utilized during 2009-2013.

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN48) as of December 2, 2007. FIN 48 clarified the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions.

The company recognized no cumulative impact to the reserve for uncertain tax positions as a result of the adoption of FIN 48. Consistent with the provisions of FIN48, the reserve for uncertain tax positions was reclassified from other current liabilities to non-current liabilities except for $747 of the reserve expected to be paid within one year.

The table below sets forth the changes to the company’s gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for fiscal year ended November 29, 2008. The company does not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months except for a decreases related to the above amount identified as a current liability and for $1,063 related to lapses in applicable statutes of limitation.

2008
Balance as of December 2, 2007	$11,501

Tax positions related to the current year:
Additions	755
Reductions	—

Tax positions related to prior years:
Additions	1,319
Reductions	(1,211)
Settlements	(175)
Lapses in applicable statutes of limitation	(354)

Balance as of November 29, 2008	$11,835

Included in the balance of unrecognized tax benefits as of November 29, 2008, are potential benefits of $8,896 that, if recognized, would affect the effective tax rate from continuing operations.

The company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended November 29, 2008, the company recognized net interest and penalties of $137 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,163 as of November 29, 2008.

The company is subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. The company is no longer subject to U.S. federal or Swiss income tax examination for years prior to 2005. There has been no U.S. federal or Swiss income tax examination for 2005 and subsequent years. However, the Swiss company is undergoing a withholding tax audit covering 2003-2008. The company is in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, the company believes that it has adequate reserves with respect to these examinations.

Note 9:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 48,447,610 and 57,436,515 shares issued and outstanding at November 29, 2008 and December 1, 2007, respectively. Dividends of $0.26250, $0.2560 and $0.24875 per share were declared and paid in 2008, 2007 and 2006, respectively.

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

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200 million of the company’s outstanding common shares after having completed a $100 million stock buyback program authorized on July 11, 2007. Under both programs, the company, at management’s discretion, was authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the programs was cash held in the United States and debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, the company reduced its common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

Under the January 24, 2008 share repurchase program, 9,129,915 shares were repurchased in 2008 and this completed the $200 million share repurchase program.

Under the July 11, 2007 share repurchase program, 3,554,272 shares were repurchased in 2007 and another 2,086 shares were repurchased in the first quarter of 2008 to complete the July 11, 2007 share repurchase program.

Common Shares Outstanding	2008	2007	2006
Beginning balance	57,436,515	59,931,766	58,369,508
Stock options exercised	94,689	1,017,041	1,542,664
Deferred compensation paid	24,327	60,642	46,940
Restricted units vested	18,851	25,704	46,384
Restricted shares granted	84,206	91,257	12,474
Restricted shares forfeited	(30,385)	(9,464)	(12,522)
Shares withheld for taxes	(48,592)	(126,159)	(73,682)
Shares repurchased under repurchase plan	(9,132,001)	(3,554,272)	—

Ending balance	48,447,610	57,436,515	59,931,766

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

Shelf Registration:    On September 24, 2002, the company registered with the Securities and Exchange Commission to issue, at an indeterminate date, debt and/or equity securities with an aggregate initial offering price not to exceed $500,000. The shelf registration expired December 1, 2008.

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

Certain non-U.S. subsidiaries provide pension benefits for their employees consistent with local practices and regulations. These plans are primarily defined benefit plans covering substantially all employees upon completion of a specified period of service. Benefits for these plans are generally based on years of service and annual compensation.

The company used a measurement date of August 31, 2008 for its pension and other postretirement benefit plans. For fiscal year 2009, the company will adopt the fiscal year-end measurement date as required by SFAS No. 158.

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $6,120 and $4,772 in 2008 and 2007, respectively.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of November 29, 2008 and December 1, 2007:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2008	2007	2008	2007	2008	2007
Benefit obligation, September 1 of prior year	$266,412	$277,490	$144,418	$145,425	$78,284	$68,051
Service cost	5,396	6,604	1,130	2,246	1,455	1,587
Interest cost	16,460	16,487	7,671	6,945	4,816	4,038
Participant contributions	—	—	63	200	997	843
Plan amendments	(1,603)	—	—	—	(25,663)	—
Actuarial (gain)/loss	(23,023)	(14,335)	(3,106)	(14,536)	(6,642)	8,982
Other	—	—	—	(451)	382	756
Curtailments	—	—	(931)	—	—	—
Settlement	(1,305)	—	—	—		—
Benefits paid	(14,031)	(19,834)	(6,205)	(5,954)	(5,540)	(5,973)
Currency change effect	—	—	(25,667)	10,543	—	—

Benefit obligation, August 31	248,306	266,412	117,373	144,418	48,089	78,284

Change in plan assets:
Fair value of plan assets, September 1 of prior year	253,851	230,341	111,463	77,752	45,003	44,315
Actual return on plan assets	(19,311)	35,677	(13,589)	11,031	(6,288)	5,480
Employer contributions	1,465	7,667	1,251	17,510	4,241	338
Participant contributions	—	—	63	200	996	843
Benefits paid[1]	(14,031)	(19,834)	(1,674)	(1,850)	(5,540)	(5,973)
Currency change effect	—	—	(19,910)	6,820	—	—

Fair value of plan assets, August 31	221,974	253,851	77,604	111,463	38,412	45,003
Fourth quarter contributions	368	336	910	1,319	1,247	1,081

Funded status	$(25,964)	$(12,225)	$(38,859)	$(31,636)	$(8,430)	$(32,200)

[1]	Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Unrecognized actuarial loss	$30,888	$10,203	$32,502	$13,739	$45,079	$45,278
Unrecognized prior service cost (benefit)	263	1,021	(47)	(52)	(29,944)	(5,203)
Unrecognized net transition obligation	—	—	21	43	—	—

Ending balance	$31,151	$11,224	$32,476	$13,730	$15,135	$40,075

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of fiscal year-end:	2008	2007	2008	2007	2008	2007
Non-current assets	$—	$7,538	$—	$8,654	$—	$—
Accrued benefit cost
Current liabilities	(1,483)	(1,333)	(644)	(594)	(257)	(248)
Non-current liabilities	(24,480)	(18,430)	(38,214)	(39,518)	(8,173)	(31,951)

Ending balance	$(25,964)	$(12,225)	$(38,859)	$(31,458)	$(8,430)	$(32,199)

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of November 29, 2008 and December 1, 2007, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$248,306	$266,412	$40,709	$91,580	$16,702	$20,099	$76,665	$91,580
Accumulated benefit obligation	228,808	241,133	—	80,438	16,288	18,116	72,180	80,438
Fair value of plan assets	221,974	253,851	39,931	51,620	—	—	37,674	51,620

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Without Medicare Part D Subsidy	Expected Medicare Part D Subsidy
Employer contributions
2009	$1,483	$520	$4,358	$—
Expected benefit payments
2009	$14,225	$5,136	$4,738	$380
2010	14,422	5,338	4,344	—
2011	14,874	5,535	4,354	—
2012	15,420	5,625	4,272	—
2013	16,022	5,909	4,205	—
2014-2018	92,855	32,309	20,366	—

Components of net periodic benefit cost and other supplemental information for the years ended November 29, 2008, December 1, 2007, and December 2, 2006 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$5,396	$6,604	$6,688	$1,123	$2,246	$2,564	$1,455	$1,587	$1,879
Interest cost	16,460	16,487	15,424	7,675	6,945	6,024	4,816	4,038	3,911
Expected return on assets	(24,849)	(19,274)	(18,891)	(8,787)	(8,242)	(5,160)	(3,886)	(3,683)	(3,766)
Amortization:
Prior service cost	197	302	421	(5)	(4)	(4)	(922)	(1,734)	(2,217)
Actuarial (gain)/ loss	143	2,328	5,085	213	1,191	1,959	3,731	3,150	3,397
Transition amount	—	—	—	22	10	35	—	—	—
Curtailment (gain)/loss	(1,042)	—	—	—	—	—	—	—	133
Settlement charge/(credit)	(997)	—	—	—	—	—	—	—	—
Special recognition expense[1]	—	—	2,795	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$(4,692)	$6,447	$11,522	$241	$2,146	$5,418	$5,194	$3,358	$3,337

1	Charges accrued as a result of the former CEO’s Separation Agreement.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of November 29, 2008
Amortization of transition (asset) obligation	$—	$—	$—
Amortization of prior service cost (benefit)	103	(5)	(4,636)
Amortization of net actuarial (gain) loss	110	530	4,172

	$213	$525	$(464)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2008 and 2007 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2008	2008	2007	2008	2008	2007	2008	2008	2007
Asset Category
Equity securities	80.0%	78.4%	84.6%	96.5%	96.3%	98.1%	100%	99.3%	98.4%
Fixed Income	20.0%	21.6%	15.4%	3.5%	3.7%	1.9%	—	0.7%	1.6%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The company’s investment strategy for U.S. plans is to pursue an asset allocation strategy with heavy emphasis on the domestic and international equity markets. Periodically the company examines the position of its portfolio relative to the efficient frontier to adjust its asset allocation targets appropriately. The expected long-term rate of return on these plans was 9.0 percent in 2008 and 2007.

In August 2006, the company began a process to diversify its U.S. pension asset portfolio to achieve target asset allocation of approximately 80 percent equities and 20 percent fixed income securities. This process was completed in 2008. As of November 29, 2008 the asset mix in the U.S. pension plan had dropped to 70 percent equities and 30 percent fixed income due to the significant drop in the U.S. equities markets in the fourth quarter. The Company’s U.S. pension assets decreased in value approximately 30 percent between August 31, 2008 and November 29, 2008. The Company does not expect to make additional contributions to the U.S. pension plan in 2009.

The company’s investment strategy for the non-U.S. plans is to pursue an asset allocation strategy with an emphasis on the equity markets of the specific country of the plan or a country’s economic zone (e.g. the euro zone). The expected weighted-average long-term rate of return on these plans was 5.65 percent in 2008 and 6.60 percent in 2007.

The company’s investment strategy for other postretirement plans is to pursue an asset allocation strategy with heavy emphasis on the equity markets. Given the nature of the investment vehicle, passive (indexed) portfolios are preferred. The expected long-term rate of return on these plans was 8.75 percent in 2008 and 2007.

	Pension Benefits						Other Postretirement Benefits
Weighted-average assumptions used to Determine benefit obligations	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.93%	6.25%	6.00%	5.18%	5.46%	4.68%	6.79%	6.25%	6.00%
Rate of compensation increase	4.18%	5.00%	4.29%	3.20%	3.32%	3.03%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.00%	5.50%	5.46%	4.68%	4.38%	6.25%	6.00%	5.50%
Expected return on plan assets	9.00%	9.00%	9.75%	8.54%	8.55%	8.38%	8.75%	8.75%	8.75%
Rate of compensation increase	4.23%	4.22%	4.24%	3.31%	3.32%	3.03%	N/A	N/A	N/A

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

Assumed health care trend rates	2008	2007	2006
Health care cost trend rate assumed for next year	8.00%	8.85%	6.35%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	4.85%
Fiscal year that the rate reaches the ultimate trend rate	2015	2015	2009

The rate of increase in health care cost levels is expected to be 8.0 percent in the year 2009. The company’s retiree medical plan was modified during 2008 with changes going into effect December 1, 2008. Changes include the elimination of certain benefits, increases in co-pay amounts and changes in options for medical coverage. The financial impact was to reduce the accumulated postretirement benefit obligation as of November 29, 2008 by $25,663.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the December 1, 2007 service and interest cost and the accumulated postretirement benefit obligation at November 29, 2008:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components – annual	$626	$(516)
Effect on accumulated postretirement benefit obligation	$485	$(442)

Note 11:    Financial Instruments

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

As of November 29, 2008, the company had forward foreign currency contracts maturing between December 1, 2008 and September 11, 2009. The mark-to-market associated with these contracts was a net loss of $502, $796 and $2,792 in 2008, 2007 and 2006. These net losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective December 19, 2007 the company entered into an interest rate swap agreement to limit exposure to the fluctuations in its LIBOR-based variable interest payments on its $75,000 term loan. The swap covers the notional amount of $75,000 at a fixed rate of 4.984 percent and expires on December 19, 2008. The swap has been designated for hedge accounting treatment. Accordingly, the company recognizes the fair value of the swap in the consolidated balance sheet and any changes in the fair value are recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap is the estimated amount that the company would pay or receive to terminate the agreement at the reporting date. The fair value of the swap was a liability of $180 at November 29, 2008 and is included in other accrued expenses in the consolidated balance sheet.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 29, 2008 and December 1, 2007, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that will be made in each of the years indicated based on operating leases in effect at November 29, 2008 are:

Fiscal Year	2009	2010	2011	2012	2013	Later years	Total Minimum Lease Payments
Operating Leases	$5,126	$3,250	$1,675	$611	$233	$453	$11,348

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $7,519, $7,984 and $8,904 in 2008, 2007 and 2006, respectively.

Servicing Agreement:    In 2005, the company engaged Accenture LLP to assist in delivering Information Technology more effectively and at a reduced cost. The contract runs through 2015. Prior to the company’s engagement of Accenture, a significant portion of these costs were incurred as part of normal operations. Actual expenditures under the Accenture agreement for the years ended November 29, 2008 and December 1, 2007 were $14,147 and $17,313, respectively. Of the costs incurred, $627 and $1,192 were capitalized in 2008 and 2007, respectively. The future contractual obligations to Accenture that will have to be made in each of the years indicated based on the contract in place at November 29, 2008 are:

Fiscal Year	2009	2010	2011	2012	2013	Later years	Total Contractual Obligations
Servicing Agreement	$13,140	$12,204	$12,204	$12,084	$11,772	$23,472	$84,876

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

Currently the company is involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, the company is currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, the company may be required to pay a share of the costs of investigation and clean up of these sites. In addition, the company is engaged in environmental remediation and monitoring efforts at a number of current and former company operating facilities, including remediation of environmental contamination at its Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. The company is continuing to work with Brazilian regulatory authorities to implement a remediation system at the site. As of November 29, 2008, $733 was recorded as a liability for expected remediation expenses remaining for this site. The liability as of December 1, 2007 was $1,965. The reduction in the liability in 2008 was due to approximately $929 of spending on the remediation project and an effect due to the strengthening of the U.S. dollar as compared to the Brazilian real of approximately $303. Depending on the results of the initial remediation actions, the company may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of November 29, 2008, the company had recorded $1,865 as its best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to the company’s responsibility, the extent of the contamination and the nature of required remedial actions. The company’s current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

A subsidiary of the company is a defendant in a number of exterior insulated finish systems (“EIFS”) related lawsuits. As of November 29, 2008, the company’s subsidiary was a defendant in approximately 6 lawsuits and claims related primarily to single-family homes. One of the lawsuits involves EIFS in multi-family structures. Lawsuits and claims related to this product seek monetary relief for water intrusion-related property damages. The company has insurance coverage for certain years with respect to this product line.

As of November 29, 2008, the company had recorded $88 for the probable liabilities and $139 for insurance recoveries for all remaining EIFS-related matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. The company continually reevaluates these amounts.

The rollforward of EIFS-related lawsuits and claims is as follows:

	Year Ended November 29, 2008	Year Ended December 1, 2007	Year Ended December 2, 2006
Lawsuits and claims at beginning of year	15	29	75
New lawsuits and claims asserted	3	5	9
Lawsuits and claims settled	(9)	(11)	(55)
Lawsuits and claims dismissed	(3)	(8)	—

Lawsuits and claims at end of year	6	15	29

A summary of the aggregate costs and settlement amounts for EIFS-related lawsuits and claims is as follows:

	Year Ended November 29, 2008	Year Ended December 1, 2007	Year Ended December 2, 2006
Settlements reached	$387	$283	$5,989
Defense costs incurred	$567	$843	$2,507
Insurance payments received or expected to be received	$425	$580	$3,492

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

The company has been named as a defendant in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by the company or its subsidiaries. The company is typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to the company’s products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements relating to asbestos-related litigation involving the company continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which the company acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by the company. In 2002, the third party rejected the tender of certain cases by the company and indicated it would seek contributions from the company for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party by the company. As discussed below, during the fourth quarter of 2007, the company and a group of other defendants, including the third party obligated to indemnify the company against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

In addition to the indemnification arrangements with third parties, the company has insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of the defense costs and settlements in asbestos-related litigation involving the company. However, certain of the company’s insurers are insolvent. The company and its insurers have entered into cost-sharing agreements that provide for the allocation of defense costs and, in some cases, settlements and judgments, among these insurers and the company in asbestos-related lawsuits. The company is required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the year ended November 29, 2008, the company settled five asbestos-related lawsuits for $808. The company’s insurers have paid or are expected to pay $599 of that amount. One of the five asbestos-related lawsuits settled in the fourth quarter for $150 and the company’s insurers are expected to pay $108 of that amount. In addition, as referenced above, during the fourth quarter of 2007, the company and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. Subject to finalization of the terms and conditions of the settlement, the company expects to contribute up to $4,280 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, the company’s insurers have committed to pay $2,068 based on a probable liability of $4,280. Given that the payouts are expected to occur on certain dates over a four-year period and the accrual is based on the maximum number of cases to be settled the company applied a present value approach and has accrued $4,191 and recorded a receivable of $2,025.

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

To the extent the company can reasonably estimate the amount of its probable liability for pending asbestos-related claims, the company establishes a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of November 29, 2008, the company had recorded $4,341 for probable liabilities and $2,133 for insurance recoveries related to asbestos claims. However, the company has concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to its inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to company products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

The provisions of SFAS 157 (as impacted by FSP Nos. 157-1 and 157-2) were effective for the company on December 2, 2007 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities and derivatives. Derivatives include foreign currency forward contracts and the company’s interest rate swap. There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157. The adoption of SFAS 157 did not have a material impact on the company’s financial condition, results of operations or cash flows.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material impact on the company’s financial condition, results of operations or cash flows.

The following table presents information about the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of November 29, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	November 29, 2008	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,266	$28,266	$—	$—
Derivative assets	825	—	825	—
Liabilities:
Derivative liabilities	$1,508	$—	$1,508	$—

Note 14:    Operating Segment Information

The company conducted an operating segment assessment in 2007 in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to determine the company’s reportable segments for disclosure purposes. The conclusion of the assessment was that the reportable segments of the company are the four geographic regions: North America, Europe, Latin America and Asia Pacific. Certain reclassifications to 2006 information, as previously reported, have been made to conform to the new segment structure.

The conclusion of the SFAS 131 assessment that the four geographic regions are the company’s reportable segments was reached because it reflects the company’s internal management and organizational structure. The Vice Presidents of each region, report directly to the Chief Executive Officer and are held accountable for, and are compensated based upon, the performance of the entire operating segment for which they are responsible. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

Management evaluates the performance of each of the company’s operating segments based on operating income, which is defined as gross profit less SG&A expenses and excludes goodwill and other impairment charges. Corporate expenses are fully allocated to each operating segment, except that, in the fourth quarter of 2006, $12,284 of charges related to a separation agreement with the company’s former Chief Executive Officer were not allocated between the segments. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

Reportable operating segment financial information for all periods presented follows:

	2008	2007	2006
Net revenue:
North America	$617,841	$663,683	$701,448
Europe	420,757	408,987	358,512
Latin America	224,329	215,098	221,592
Asia Pacific	128,627	112,490	104,556

Total	$1,391,554	$1,400,258	$1,386,108

Inter-segment sales:
North America	$32,523	$27,700	$24,064
Europe	$11,114	$7,919	$6,218
Latin America	$2,495	$1,260	$2,391
Asia Pacific	$2,559	$940	$9,812

Operating income:
North America	$65,662	$83,788	$77,190
Europe	30,784	41,102	24,933
Latin America	5,595	10,908	12,964
Asia Pacific	7,516	7,012	6,709
Corporate	—	—	(12,284)

Total	$109,557	$142,810	$109,512

Depreciation and amortization:
North America	$25,989	$29,752	$25,877
Europe	12,507	12,304	11,891
Latin America	5,131	5,595	6,417
Asia Pacific	2,545	2,707	2,505

Total	$46,172	$50,358	$46,690

Total assets[1]:
North America	$396,254	$525,106	$538,833
Europe	286,221	320,057	303,335
Latin America	160,323	147,791	141,352
Asia Pacific	78,636	81,806	77,757
Corporate	159,194	288,950	331,708
Discontinued operations	700	892	85,486

Total	$1,081,328	$1,364,602	$1,478,471

Capital expenditures:
North America	$7,382	$9,225	$8,510
Europe	5,386	3,977	3,713
Latin America	3,632	2,910	1,216
Asia Pacific	1,557	1,484	1,108
Corporate	2,002	3,294	5,771

Total	$19,959	$20,890	$20,318

1	Segment assets include primarily inventory, accounts receivables, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income from continuing operations to income from continuing operations before cumulative effect of accounting change and income taxes

	2008	2007	2006
Operating income	$109,557	$142,810	$109,512
Goodwill and other impairment charges	(87,410)	—	—
Gains from sales of assets	62	300	1,126
Other income, net	2,732	6,502	359
Interest expense	(14,733)	(12,725)	(16,959)

Income from continuing operations before income taxes, minority interests, income from equity investments and cumulative effect of accounting change	$10,208	$136,887	$94,038

	Property, Plant and Equipment
Geographic Areas	2008	2007	2006
North America	$140,008	$150,104	$160,726
Europe	72,485	84,145	82,003
Latin America	28,456	28,948	29,296
Asia Pacific	11,810	14,637	14,822

Total Company	$252,758	$277,834	$286,847

Note 15:    Staff Accounting Bulletin 108 (SAB 108)

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

The cumulative effect of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

debit / (credit)
Description	Current Assets	Current Liabilities	Noncurrent Liabilities	Retained Earnings
Investment-in-Affiliate Adjustment	$—	$—	$309	$(309)
Deferred Revenue on Shipments with Freight Claim Exposure	—	—	(585)	585
Consistent Application of Accounting for Sales Allowances	(454)	—	—	454
Tax Accounting Adjustments	—	520	561	(1,081)

Total	$(454)	$520	$285	$(351)

Note 16    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2008				Total Year
	Q1	Q2	Q3	Q4
Net revenue	$322,648	$356,765	$361,986	$350,155	$1,391,554
Gross profit	91,517	95,223	90,453	87,262	364,455
Selling, general and administrative expenses	(64,997)	(62,795)	(63,757)	(63,349)	(254,898)
Goodwill and other impairment charges			(525)	(86,885)	(87,410)

Net income (loss)	$18,213	$21,366	$21,716	$(42,406)	$18,889

Basic Income (loss) per common share	$0.32	$0.42	$0.45	$(0.88)	$0.37

Diluted Income (loss) per share	$0.32	$0.41	$0.44	$(0.87)	$0.36

Weighted-average common shares outstanding
Basic	56,682	51,047	48,222	48,227	51,045
Diluted	57,492	51,819	49,058	48,973	51,836

	2007				Total Year
	Q1	Q2	Q3	Q4
Net revenue	$333,354	$353,704	$352,253	$360,947	$1,400,258
Gross profit	99,665	105,381	106,334	107,323	418,703
Selling, general and administrative expenses	(71,639)	(69,027)	(67,450)	(67,777)	(275,893)
Income from continuing operations	18,671	24,860	26,843	30,770	101,144
Discontinued operations	2,149	2,407	1,523	(5,050)	1,029

Net income	$20,820	$27,267	$28,366	$25,720	$102,173

Basic Income per common share[1]
Continuing operations	$0.31	$0.41	$0.44	$0.52	$1.69
Discontinued operations	$0.04	$0.04	$0.03	$(0.09)	$0.02

Net income	$0.35	$0.45	$0.47	$0.44	$1.71

Diluted Income per share[1]
Continuing operations	$0.31	$0.40	$0.44	$0.51	$1.66
Discontinued operations	$0.04	$0.04	$0.02	$(0.08)	$0.02

Net income	$0.34	$0.44	$0.46	$0.43	$1.68

Weighted-average common shares outstanding
Basic	59,933	60,394	60,370	58,957	59,914
Diluted	61,212	61,465	61,357	59,930	60,991

1	Income per share amounts may not add due to rounding.

Note 17    Subsequent Event

None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the company’s president and chief executive officer and senior vice president, chief financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 Exchange Act). Based on this evaluation, the president and chief executive officer and senior vice president, chief financial officer concluded that, as of November 29, 2008, the company’s disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and to (2) ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of November 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of November 29, 2008, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 43.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s independent auditors, appears on page 43.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “How can a shareholder suggest a candidate for election to the Board?” and “Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 16, 2009 (the “2009 Proxy Statement”) are incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

The company has a code of business conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of the code of business conduct is available under the Investor Relations section of the company’s website at www.hbfuller.com. The company intends to disclose on its website information with respect to any amendment to or waiver from a provision of its code of business conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Director Independence” contained in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information under the heading “Fees to the Independent Auditors” contained in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements

Documents filed as part of this report:

Consolidated Statements of Income for the years ended November 29, 2008, December 1, 2007 and December 2, 2006.

Consolidated Balance Sheets as of November 29, 2008 and December 1, 2007.

Consolidated Statements of Stockholders’ Equity for the years ended November 29, 2008, December 1, 2007 and December 2, 2006.

Consolidated Statements of Cash Flows for the years ended November 29, 2008, December 1, 2007 and December 2, 2006.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

	Item	Incorporation by Reference
*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007.

*10.5	First Declaration of Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008

*10.6	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.7	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006 and Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2008.

*10.8	Second Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)

*10.9	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 13, 2008.

*10.10	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.11	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.15	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 4, 2008.

	Item	Incorporation by Reference
10.16	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

10.17	Amendment No. 2. dated January 16, 2009, to Credit Agreement dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank National Association, as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ Ltd., as Co-Documentation Agents.

*10.18	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.19	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006.

10.20	Amendment No. 1 to Loan Agreement, dated January 16, 2009, to Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as Co-Documentation Agents

*10.21	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.22	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)

*10.23	First Amendment of H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)

*10.24	Separation Agreement with Jay T. Scripter	Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2008

	Item	Incorporation by Reference
12	Computation of Ratios

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—James R. Giertz

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James R. Giertz

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(a)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2009	H.B. FULLER COMPANY

	By	/s/ MICHELE VOLPI
MICHELE VOLPI
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title

By	/s/ MICHELE VOLPI MICHELE VOLPI	President and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ JAMES R. GIERTZ JAMES R. GIERTZ	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	/s/ JAMES C. MCCREARY, JR. JAMES C. MCCREARY, JR.	Vice President, Controller (Principal Accounting Officer)

	* LEE R. MITAU	Director, Chairman of the Board

	* JULIANA L. CHUGG	Director,

	* KNUT KLEEDEHN	Director

	* J. MICHAEL LOSH	Director

	* RICHARD L. MARCANTONIO	Director

	* ALFREDO L. ROVIRA	Director

	* JOHN C. VAN RODEN, JR.	Director

	* R. WILLIAM VAN SANT	Director

* By:	/s/ TIMOTHY J. KEENAN
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 28, 2009

EXHIBIT INDEX

	Item	Incorporation by Reference
2.1	Asset Purchase Agreement, dated as of January 30, 2006, by and among the H.B. Fuller Company, SCB Sub, Inc., Roanoke Companies Group, Inc., Chicago Adhesives Product Co., William J. Kyte, John H. Johntz, Jr., Richard F. Tripodi, and Thomas K. Jones (excluding schedules and exhibits, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request)	Exhibit 2 to the Current Report on Form 8-K dated January 30, 2006.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.2	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007.

*10.5	First Declaration of Amendment to H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008

*10.6	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998 and Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.7	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006 and Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2008.

	Item	Incorporation by Reference
*10.8	Second Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)

*10.9	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 13, 2008.

*10.10	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.11	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.15	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 4, 2008.

10.16	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 and Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006.

10.17	Amendment No. 2, dated January 16, 2009, to Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank, National Association, as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ Ltd., as Co-Documentation Agents

*10.18	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.19	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006.

	Item	Incorporation by Reference

10.20	Amendment No. 1 to Loan Agreement, dated January 16, 2009, to Loan Agreement, dated June 19, 2006, among H.B.Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as Co-Documentation Agents

*10.21	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.22	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)

*10.23	First Amendment of H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)

*10.24	Separation Agreement with Jay T. Scripter	Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2008

12	Computation of Ratios

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.