Form 10-Q
period 2009-02-28
FULLER H B CO
filed 2009-04-03
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-09225

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,583,552 as of March 27, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	February 28, 2009	March 1, 2008
Net revenue	$278,563	$322,648
Cost of sales	(203,564)	(231,131)

Gross profit	74,999	91,517
Selling, general and administrative expenses	(62,606)	(64,997)
Goodwill impairment charges	(790)	—
Other income (expense), net	(1,052)	1,269
Interest expense	(2,398)	(2,928)

Income before income taxes, minority interests, and income from equity investments	8,153	24,861
Income taxes	(3,008)	(7,210)
Minority interests in loss of subsidiaries	10	83
Income from equity investments	961	479

Net income	$6,116	$18,213

Earnings per common share:
Basic	$0.13	$0.32
Diluted	$0.13	$0.32

Weighted-average common shares outstanding:
Basic	48,288	56,682
Diluted	48,924	57,492

Dividends declared per common share	$0.0660	$0.0645

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 28, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$70,293	$80,370
Trade receivables (net of allowances $7,799 and $5,563, for February 28, 2009 and November 29, 2008, respectively)	180,273	205,716
Inventories	139,504	143,158
Other current assets	49,058	49,813

Total current assets	439,128	479,057

Property, plant and equipment	763,814	762,624
Accumulated depreciation	(514,894)	(509,866)

Property, plant and equipment, net	248,920	252,758

Other assets	115,944	112,907
Goodwill	87,436	88,823
Other intangibles, net	144,807	147,783

Total assets	$1,036,235	$1,081,328

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$14,837	$11,134
Current installments of long-term debt	25,000	25,000
Trade payables	95,306	132,937
Accrued payroll / employee benefits	22,134	23,811
Other accrued expenses	21,628	27,959
Income taxes payable	7,431	9,113

Total current liabilities	186,336	229,954

Long-term debt, excluding current installments	202,000	204,000
Accrued pension liabilities	67,250	68,093
Other liabilities	38,129	40,827
Minority interests in consolidated subsidiaries	2,834	2,843

Total liabilities	496,549	545,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,588,104 and 48,447,610, for February 28, 2009 and November 29, 2008, respectively	48,588	48,448
Additional paid-in capital	6,378	5,280
Retained earnings	521,818	518,937
Accumulated other comprehensive income (loss)	(37,098)	(37,054)

Total stockholders’ equity	539,686	535,611

Total liabilities and stockholders’ equity	$1,036,235	$1,081,328

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 28, 2009	March 1, 2008
Cash flows from operating activities from continuing operations:
Net income	$6,116	$18,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,260	8,632
Amortization	2,944	3,058
Deferred income taxes	(341)	(440)
Share-based compensation	1,428	1,062
(Excess tax benefit) / tax deficiency from share-based compensation	21	(367)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	21,611	10,908
Inventories	3,433	(13,554)
Other assets	2,110	(6,992)
Goodwill and other impairment charges	790	—
Trade payables	(37,697)	(27,003)
Accrued payroll / employee benefits	(1,687)	(13,455)
Other accrued expenses	(2,800)	(4,639)
Income taxes payable	(2,544)	11,762
Accrued / prepaid pensions	(740)	(1,800)
Other liabilities	(2,486)	(642)
Other	3,766	—

Net cash provided by (used in) operating activities from continuing operations	2,184	(15,257)

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(4,870)	(3,313)
Proceeds from sale of property, plant and equipment	61	23

Net cash used in investing activities from continuing operations	(4,809)	(3,290)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	90,000	40,000
Repayment of long-term debt	(92,000)	—
Net proceeds from notes payable	3,701	2,191
Dividends paid	(3,206)	(3,644)
Proceeds from stock options exercised	—	303
(Excess tax benefit) / tax deficiency from share-based compensation	(21)	367
Repurchases of common stock	(332)	(61,759)

Net cash used in financing activities from continuing operations	(1,858)	(22,542)

Effect of exchange rate changes	(5,594)	5,223

Net change in cash and cash equivalents from continuing operations	(10,077)	(35,866)
Cash used in operating activities of discontinued operations	—	(15,016)

Net change in cash and cash equivalents	(10,077)	(50,882)
Cash and cash equivalents at beginning of period	80,370	246,358

Cash and cash equivalents at end of period	$70,293	$195,476

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$29	$15
Cash paid for interest	$3,559	$4,319
Cash paid for income taxes	$4,211	$14,727

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 29, 2008 as filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. On November 30, 2008, the beginning of our fiscal 2009, we adopted the requirements of SFAS 157 that had been deferred under FSP 157-2. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2010. Our adoption of SFAS No. 141R, beginning fiscal year 2010, will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2010. Based upon the February 28, 2009 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,834 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 was effective for us on November 30, 2008. The adoption of SFAS 161 did not have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year 2010. FSP 142-3 should be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132(R)-1). FAS 132(R)-1 amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. The requirement for the new disclosures is effective for financial statements issued for fiscal years ending after December 15, 2009 which will be our fiscal year 2010.

Note 2: Acquisitions and Divestitures

Acquisitions

Egymelt: On August 31, 2008 we acquired the principal assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in 6th of October City, Egypt. Egymelt markets its products in the Middle East and North Africa. Under the terms of the deal, the assets acquired included land, building, manufacturing equipment, inventory, accounts receivable, customer list and non-competition agreements. No debt or liabilities were assumed. The total cash payment of $6,305 was funded through existing cash. We also incurred $326 of direct external costs, partially offset by $195 of adjustments and sales tax refunds. Based on final valuations, we recorded $1,665 to current assets, $1,349 to fixed assets, $2,025 to intangibles and $1,397 to goodwill. The acquisition was recorded in our EMEA (Europe, Middle East and Africa) operating segment.

Divestitures

Automotive: On November 20, 2007, we sold our automotive business to EMS-TOGO Corp for cash proceeds of $71,089 which included the $80,000 sales price net of $8,911 cash on the balance sheet of the divested business. As part of this transaction, we recorded a gain of $7,604 (a loss of $6,184 net of tax), which included direct external costs to sell of $200.

We do not have any significant continuing involvement in the operations after the divestiture. We continue to produce a small percentage of product for the divested automotive business according to a supply agreement. Terms of the supply agreement are at fair market value rates.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of November 29, 2008.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended February 28, 2009 and March 1, 2008 were calculated using the following assumptions:

	13 Weeks Ended
	February 28, 2009	March 1, 2008
Expected life (in years)	5.0	5.0
Weighted-average expected volatility	44.79%	35.63%
Expected volatility	44.73% - 45.80%	35.63%
Risk-free interest rate	1.51%	3.36%
Expected dividend yield	1.87%	1.00%
Weighted-average fair value of grants	$4.86	$8.89

Expected life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

Expected volatility – Volatility is calculated using our historical volatility for the same period of time as the expected life. We have no reason to believe that our future volatility will differ from the past.

Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the average stock price.

Expense Recognition: We use the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with cliff vesting.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 71 percent and 76 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,428 and $1,062 was included in our Consolidated Statements of Income for the 13 weeks ended February 28, 2009 and March 1, 2008, respectively. Included in these amounts were $899 and $591 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended February 28, 2009 there was $21 written off against the APIC Pool for tax deficiencies. For the 13 weeks ended March 1, 2008, there was $367 of excess tax benefit recognized.

As of February 28, 2009, there was $6,075 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.9 years. Unrecognized compensation costs related to unvested restricted stock awards was $3,024, which is expected to be recognized over a weighted-average period of 2.3 years.

Share-based Activity

A summary of option activity as of February 28, 2009, and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2008	1,923,041	$18.04
Granted	871,862	14.13
Forfeited or Cancelled	(5,794)	17.46

Outstanding at February 28, 2009	2,789,109	$16.82

The fair value of options granted during the 13 weeks ended February 28, 2009 and March 1, 2008 was $4,241 and $3,317, respectively. There were no options exercised during the 13 weeks ended February 28, 2009. Total intrinsic value of options exercised during the 13 weeks ended March 1, 2008 was $173. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended March 1, 2008 were $303.

The following table summarizes information concerning outstanding and exercisable options as of February 28, 2009:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	1.8	$9.31	$506	242,428	1.8	$9.31	$506
$10.01-$15.00	1,539,763	7.5	13.93	—	621,937	4.2	13.71	—
$15.01-$20.00	351,335	6.8	16.38	—	244,882	6.7	16.27	—
$20.01-$25.00	23,971	9.1	20.93	—	—	—	—	—
$25.01-$30.00	631,612	8.3	26.84	—	227,791	8.2	26.82	—

	2,789,109	7.1	$16.82	$506	1,337,038	4.9	$15.62	$506

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of February 28, 2009, and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2008	52,762	214,583	267,345	$22.35	1.9
Granted	46,192	147,258	193,450	14.14	3.0
Vested	(13,182)	(68,112)	(81,294)	16.21	—
Forfeited	(806)	(744)	(1,550)	18.75	2.5

Nonvested at February 28, 2009	84,966	292,985	377,951	18.66	2.3

Total fair value of restricted stock vested during the 13 weeks ended February 28, 2009 and March 1, 2008 was $1,156 and $2,293, respectively. The total fair value of nonvested restricted stock at February 28, 2009 was $4,309.

We repurchased 23,022 and 27,780 restricted stock shares during the 13 weeks ended February 28, 2009 and March 1, 2008, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. We anticipate that approximately 1,800 restricted stock shares will be repurchased during the remainder of fiscal 2009.

A summary of deferred compensation unit activity as of February 28, 2009, and changes during the 13 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2008	238,095	107,401	345,496
Participant contributions	10,343	2,090	12,433
Company match contributions	1,482	389	1,871
Payouts	—	(6,478)	(6,478)

Units outstanding February 28, 2009	249,920	103,402	353,322

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	February 28, 2009	March 1, 2008
Weighted-average common shares – basic	48,288,497	56,682,381
Equivalent shares from share-based compensation plans	635,713	809,617

Weighted-average common and common equivalent shares – diluted	48,924,210	57,491,998

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

Options to purchase 1,882,715 and 716,107 shares of common stock at the weighted-average exercise price of $18.87 and $26.70 for the 13 week periods ended February 28, 2009 and March 1, 2008, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended
	February 28, 2009	March 1, 2008
Net income	$6,116	$18,213
Other comprehensive income
Foreign currency translation	(909)	13,856
Loss on interest rate swap, net of tax	—	(703)

Total comprehensive income	$5,207	$31,366

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	February 28, 2009	November 29, 2008
Foreign currency translation adjustment	$11,356	$12,265
Defined benefit pension plans adjustment net of taxes	(48,454)	(49,209)
Interest rate swap	—	(110)

Total accumulated other comprehensive income	$(37,098)	$(37,054)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended February 28, 2009 and March 1, 2008
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2009	2008	2009	2008
Service cost	$1,105	$1,432	$225	$286	$104	$364
Interest cost	4,260	4,148	1,690	1,946	787	1,204
Expected return on assets	(5,692)	(6,212)	(1,580)	(2,242)	(840)	(972)
Amortization:
Prior service cost	26	76	(1)	—	(1,159)	(231)
Actuarial (gain)/ loss	27	41	224	54	1,043	933
Transition amount	—	—	5	5	—	—

Net periodic cost (benefit)	$(274)	$(515)	$563	$49	$(65)	$1,298

Note 7: Inventories

The composition of inventories follows:

	February 28, 2009	November 29, 2008
Raw materials	$71,970	$74,800
Finished goods	88,892	90,517
LIFO reserve	(21,358)	(22,159)

Total inventories	$139,504	$143,158

Note 8: Derivatives

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Costa Rican colones and Chinese renminbi.

Our objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 13, Fair Value Measurements, for the fair value amounts of these derivative instruments.

As of February 28, 2009, we had forward foreign currency contracts maturing between March 2, 2009 and September 11, 2009. The mark-to-market effect associated with these contracts was a net loss of $1,543 at February 28, 2009. These net losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

The interest rate swap we entered into effective December 19, 2007 expired on December 19, 2008. The swap was designated for hedge accounting treatment.

Note 9: Commitments and Contingencies

Environmental: From time to time, we are identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with all applicable laws on a global basis.

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 28, 2009, $654 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of February 28, 2009, we had recorded $1,784 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

Because of the uncertainties described above, we cannot accurately estimate the cost of resolving pending and future environmental matters impacting us. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not believe that these matters, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future quarters.

Product Liability: As a participant in the chemical and construction products industries, we face an inherent risk of exposure to claims in the event that the alleged failure, use or misuse of our products results in or is alleged to result in property damage and/or bodily injury. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters.

We have been named as a defendant in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements in asbestos-related litigation continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by us. In 2002, the third party rejected the tender of certain cases and indicated it would seek contributions for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party. As discussed below, during the fourth quarter of 2007, we and a group of other defendants, including the third party obligated to indemnify us against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. We are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the quarter ended February 28, 2009, we did not settle any asbestos-related lawsuits. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. We expect to contribute up to $4,280 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,068 based on a probable liability of $4,280. Given that the payouts were expected to occur on certain dates over a four-year period and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $4,198 and recorded a receivable of $2,029.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of February 28, 2009, our probable liabilities and insurance recoveries related to asbestos claims consisted solely of the $4,198 and $2,029, respectively, as discussed above. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, we cannot reasonably estimate the cost of resolving pending and future asbestos-related claims against us. Based on currently available information, we do not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, we are involved in other claims or legal proceedings related to our products, which we believe are not out of the ordinary in a business of the type and size in which it is engaged.

Note 10: Operating Segments

We evaluate the performance of each of our operating segments based on operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses and excludes gains from sales of assets. Corporate expenses are fully allocated to each operating segment.

Beginning in the first quarter of 2009, our packaging solutions reporting unit that had been reported entirely in the North America segment, has been broken out into all four operating segments. The reporting unit has historically had international revenue and expenses however it was managed centrally in North America. The reporting unit is now managed on a regional basis and its results are therefore reflected in each operating segment.

Our Europe operating segment has been renamed to EMEA (Europe, Middle East and Africa). We believe this name is more representative of the business activities of the segment, especially after the 2008 Egymelt acquisition. There were no other changes to this segment other than the addition of the packaging solutions activities related to Europe.

Prior year amounts were reclassified to conform to the current year organization structure. The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments.

	13 Weeks Ended
	February 28, 2009			March 1, 2008
	Trade Revenue	Inter- Segment Revenue	Operating Income (Loss)	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$119,173	$5,329	$9,772	$134,272	$7,358	$13,907
EMEA	78,909	1,654	1,884	102,482	2,494	9,202
Latin America	55,343	—	864	56,959	566	1,742
Asia Pacific	25,138	1,070	(127)	28,935	35	1,669

Total	$278,563		$12,393	$322,648		$26,520

Reconciliation of operating income to income before income taxes, minority interests and income from equity investments:

	February 28, 2009	March 1, 2008
Operating income	$12,393	$26,520
Goodwill and other impairment charges	(790)	—
Other income (expense), net	(1,052)	1,269
Interest expense	(2,398)	(2,928)

Income from before income taxes, minority interests, and income from equity investments	$8,153	$24,861

Note 11: Income Taxes

At February 28, 2009, we had a $11.7 million liability recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $8.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of February 28, 2009, we had accrued approximately $2.3 million of net interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter of 2009.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal or Swiss income tax examination for years prior to 2005. There has been no U.S. federal or Swiss income tax examination for 2005 and subsequent years. Our Swiss subsidiary withholding tax audit covering 2003-2008 closed with no adjustment. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

Note 12: Goodwill

In the fourth quarter of 2008, we determined that the fair value of our specialty construction reporting unit was less than the carrying value of its assets, including goodwill. As a result, a pretax impairment charge of $85.0 million ($52.8 million after tax), was recorded in the fourth quarter of 2008. The $85.0 million pretax charge was an estimated amount as of our fiscal 2008 year-end.

The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $0.8 million ($0.5 million after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99.1 million prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13.3 million.

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	February 28, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$23,233	$23,233	$—	$—	$—
Derivative assets	292	—	292	—	—
Goodwill	13,337			13,337	(790)

Liabilities:
Derivative liabilities	$1,835	$—	$1,835	$—	$—

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill related to our specialty construction reporting unit with a carrying amount of $14,127 at November 29, 2008 was written down to its implied fair value of $13,337 after completing our FAS 142 valuation work. The resulting impairment charge in the first quarter of $790 was included in earnings for the period.

We used a discounted cash flow approach to estimate the fair value of our specialty construction reporting unit. Management judgment was required in developing the assumptions for the discounted cash flow model. These assumptions included revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. The estimated fair value was compared to the implied fair value of goodwill to determine if impairment existed. The implied fair value was determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, calculated as described above using a discounted cash flow model, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit were being acquired in a business combination. The carrying value of goodwill assigned to our specialty construction reporting unit exceeded the implied fair value of goodwill and therefore, an impairment charge was recorded.

Note 14. Subsequent Events

On March 30, 2009 we entered into an agreement to acquire the outstanding shares of Nordic Adhesives Technology Gmbh., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. Nordic Adhesives generated net revenue of approximately $9 million, in 2008. The initial cash payment of 3.8 million euros (approximately $4.8 million) will be funded through existing cash. In addition, shareholders of Nordic Adhesives may earn an additional 2.6 million euros (approximately $3.3 million), over the next three years, based on certain financial performance criteria. The acquisition will be recorded in our EMEA operating segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2008 for important background information related to the business.

The depressed global economic conditions had a significant impact on the first quarter financial results. Net revenue decreased 13.7 percent and net income decreased 66.4 percent in the first quarter of 2009 as compared to the first quarter of 2008. Net revenue declines exceeded 10 percent in three of our four operating segments; Latin America was the exception with a decline of 2.8 percent. Raw material costs began to decrease in the first quarter however they remained above the levels of the first quarter of 2008. The gross profit margin of 26.9 percent in the first quarter of 2009 was 1.5 percentage points below the first quarter of 2008. Sequentially, the gross profit margin did improve from the 24.9 percent recorded in the fourth quarter of 2008.

Net income in the first quarter of 2009 of $6.1 million was $12.1 million or 66.4 percent less than the first quarter of 2008. The decline in net income was driven primarily by the reduced net revenue level as compared to the first quarter of 2008. The diluted earnings per share (EPS) in the first quarter of 2009 was $0.13 as compared to $0.32 in the first quarter of 2008. The 2009 figure was aided by a 14.9 percent reduction in the weighted average number of diluted shares resulting from our share repurchase programs that began in the third quarter of 2007 and ended in the second quarter of 2008.

Certain changes as described below were made to the components of our operating segments during the first quarter of 2009. Prior year amounts were also reclassified to conform to the current year organization structure.

•

The packaging solutions reporting unit that previously was reported entirely in the North America segment has been broken out into all four operating segments. The reporting unit has historically had international revenue and expenses however it was managed centrally in North America. The reporting unit is now managed on a regional basis and incorporated into the adhesives reporting units of each of the segments

•

In the North America operating segment, in addition to the packaging solutions changes discussed above, the adhesives reporting unit also includes the insulating glass business activities that were previously reported as a separate reporting unit. The insulating glass activities are now integrated into the adhesives management structure and managed as a product line within the adhesives group. Therefore, the North America operating segment now consists of two components: adhesives and specialty construction.

•

The Europe operating segment has been renamed to EMEA (Europe, Middle East and Africa). We believe this name is more representative of the business activities of the segment, especially after the 2008 Egymelt acquisition. No other changes to this segment other than the addition of the packaging solutions activities related to Europe.

•	In Asia Pacific, the consumer reporting unit has been integrated into the adhesives management structure resulting in the Asia Pacific operating segment having only one reporting unit.

Results of Operations

Net Revenue:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net revenue	$278.6	$322.6	(13.7)%

We review variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions/divestitures and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2009 compared to the first quarter of 2008:

( ) = Decrease	13 Weeks Ended February 28, 2009
Product pricing	5.7%
Sales volume	(14.7)%
Currency	(5.1)%
Acquisitions/Divestitures	0.4%

Total	(13.7)%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, was a negative 9.0 percent (negative 14.7 percent from sales volume and positive 5.7 percent from selling prices) in the first quarter of 2009 as compared to the same period last year. The slow economy continued to have a negative impact on sales volume in the first quarter. The negative currency effects resulted from the strengthening of the dollar against most major foreign currencies as compared to the first quarter of 2008. The largest currency effects resulted primarily from the Euro, Australian dollar and Canadian dollar. The 0.4 percent impact on the net revenue variances from acquisitions was entirely due to the Egymelt acquisition that closed in the fourth quarter of 2008.

Cost of Sales:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Cost of sales	$203.6	$231.1	(11.9)%
Percent of net revenue	73.1%	71.6%

The cost of sales decreased 11.9 percent from the first quarter of 2008. The decrease was driven primarily by the 14.7 percent decline in sales volume. The stronger U.S. dollar in the first quarter of 2009 as compared to the first quarter of 2008 also contributed to the decrease in the cost of sales. Offsetting these decreases was the overall higher cost of raw materials in the first quarter of 2009 as compared to last year. Although the costs began to decrease in the first quarter of 2009, they were still above the cost levels of the first quarter of 2008. There was approximately $1.0 million of severance and other related costs recorded in the first quarter of 2009 related to initiatives to adjust manufacturing cost levels to the lower production volumes.

Gross Profit Margin:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Gross profit	$75.0	$91.5	(18.0)%
Percent of net revenue	26.9%	28.4%

The reduced gross profit margin in 2009 was driven primarily by the higher raw material costs in the first quarter of 2009 as compared to 2008. Reduced production and sales volumes also contributed to the decline as fixed manufacturing overhead costs were a higher percentage of net revenue in 2009 as compared to last year. The $1.0 million of severance and other related costs referred to above reduced the gross profit margin in the first quarter of 2009 by 0.4 percentage points.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
SG&A	$62.6	$65.0	(3.7)%
Percent of net revenue	22.5%	20.1%

SG&A expenses decreased $2.4 million from the first quarter of 2008. Reduced headcount, strict spending controls and the effects of currency exchange rates all contributed to the decrease in SG&A expenses.

Goodwill impairment charges

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Goodwill and other impairment charges	$0.8	$0.0	NMP
NMP = Non-meaningful percentage

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the specialty construction reporting unit. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work.

Other Income (expense), net:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Other income (expense), net	$(1.1)	$1.3	NMP
NMP = Non-meaningful percentage

Interest income was $0.3 million in the first quarter of 2009 and $1.9 million in the first quarter of 2008. The lower average cash balance in the first quarter of 2009 as compared to 2008 was the primary reason for the lower interest income however lower interest rates also contributed to the decrease. Currency transaction and re-measurement losses in the first quarter 2009 were $1.0 million as compared to losses of $0.3 million in the first quarter of 2008. Fluctuations in currency exchange rates during the first quarter of 2009 combined with changes in foreign currency exposures were the main reasons for the higher net expense in 2009.

Interest Expense:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Interest expense	$2.4	$2.9	(18.1)%

The year-over-year decrease in the first quarter interest expense was primarily due to lower interest rates in 2009 as compared to 2008 on variable-rate debt.

Income Taxes:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Income taxes	$3.0	$7.2	(58.3)%
Effective tax rate	36.9%	29.0%

The higher effective tax rate in the first quarter of 2009 as compared to the same period in 2008 was primarily due to an unfavorable geographic mix of pretax earnings.

Minority Interests in Loss of Subsidiaries:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Minority interests in loss of subsidiaries	$0.01	$0.08	(88.0)%

Minority interests in the loss in our 80 percent owned China entities were not significant in the first quarter of either 2009 or 2008.

Income from Equity Investments:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Income from equity investments	$1.0	$0.5	100.6%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The first quarter result reflected the higher net income recorded by the joint venture in the quarter due primarily to stronger gross profit margins.

Net Income:

	13 Weeks Ended
($ in millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net Income	$6.1	$18.2	(66.4)%
Percent of net revenue	2.2%	5.6%

The decrease in net income in the first quarter of 2009 as compared to 2008 was driven by lower sales volume and higher raw material costs. The diluted earnings per share were $0.13 for the thirteen weeks ended February 28, 2009 and $0.32 for the thirteen weeks ended March 1, 2008. The number of diluted shares as of February 28, 2009 was 14.9 percent lower than March 1, 2008 due to the stock repurchase programs that ended in the second quarter of 2008.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EMEA, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer and are accountable for the financial results of their entire region. See the Overview section of this report for changes made in the first quarter of 2009 related to the reporting units within the operating segments.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended
	February 28, 2009		March 1, 2008
(In millions)	Net Revenue	% of Total	Net Revenue	% of Total
North America	$119.2	43%	$134.3	42%
EMEA	78.9	28%	102.5	32%
Latin America	55.4	20%	56.9	17%
Asia Pacific	25.1	9%	28.9	9%

Total	$278.6	100%	$322.6	100%

Operating Income by Segment:

	13 Weeks Ended
	February 28, 2009		March 1, 2008
(In millions)	Operating Income	% of Total	Operating Income	% of Total
North America	$9.8	79%	$13.9	52%
EMEA	1.9	15%	9.2	35%
Latin America	0.8	7%	1.7	7%
Asia Pacific	(0.1)	(1)%	1.7	6%

Total	$12.4	100%	$26.5	100%

The following table provides a reconciliation of operating income to income before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008
Operating income	$12.4	$26.5
Goodwill and other impairment charges	(0.8)	—
Other income (expense), net	(1.0)	1.3
Interest expense	(2.4)	(2.9)

Income before income taxes, minority interests, and income from equity investments	$8.2	$24.9

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Adhesives	$93.0	$103.1	(9.8)%
Specialty Construction	26.2	31.2	(16.0)%

Total North America	$119.2	$134.3	(11.2)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 28, 2009 vs 13 Weeks Ended March 1, 2008
( ) = Decrease	Adhesives	Specialty Construction	Total
Pricing/Sales volume	(8.0)%	(16.0)%	(9.9)%
Currency	(1.8)%	—	(1.3)%

Total	(9.8)%	(16.0)%	(11.2)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Adhesives	$11.9	$13.9	(14.9)%
Specialty Construction	(2.1)	—	NMP

Total North America	$9.8	$13.9	(29.7)%
Segment profit margin %	8.2%	10.4%
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

Total North America: The continued slowdown in the U.S. economy was the primary driver for net revenue declining 11.2 percent in the first quarter of 2009 as compared to prior year. Sales volume decreased 16.7 percent while average selling prices were 6.8 percent above last year. The selling price increases resulted from pricing actions taken in the second half of 2008 in response to the escalation in raw material costs. Raw material costs began to decrease in the first quarter of 2009 but remained at levels above the first quarter of 2008. The resulting lower gross profit margin in 2009 and the decrease in sales volume were the primary drivers of the reduced operating income in the first quarter of 2009 as compared to last year.

Adhesives: Net revenue in the Adhesives component declined 9.8 percent in the first quarter of 2009 as compared to last year. Increases in average selling prices of 8.5 percent as compared to the first quarter of 2008 partially offset the 16.5 percent decrease in sales volume. The adhesives sales volumes were down across most major product lines and industries as a result of the slow U.S. economy. SG&A expenses were controlled through the elimination of certain positions, not filling open positions and overall strict spending controls. The decrease in first quarter operating income as compared to 2008 was a direct result of the reduced sales volume.

Specialty Construction: The construction-related industries in the U.S continued to be sluggish in the first quarter of 2009, especially residential market conditions. This was the primary factor in the specialty construction net revenue declining 16.0 percent in the first quarter of 2009 as compared to the first quarter of 2008. Raw material costs declined in the first quarter of 2009 as compared to year-end 2008, however the costs were still above the first quarter of 2008. The reduced sales volume along with the higher raw material costs resulted in a lower gross profit margin in the first quarter of 2009. The first quarter of 2009 also included $0.6 million of severance and other related charges for an initiative to adjust manufacturing costs to the reduced production volume levels.

EMEA:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net revenue	$78.9	$102.5	(23.0)%
Operating income	$1.9	$9.2	(79.5)%
Segment profit margin %	2.4%	9.0%

The following table provides details of the EMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 Weeks Ended February 28, 2009 vs March 1, 2008
Pricing/Sales volume	(13.7)%
Currency	(10.7)%
Acquisition/Divesture	1.4%

Total	(23.0)%

Total EMEA: The slowdown in the European economy continued in the first quarter of 2009 resulting in sales volume declines of 16.6 percent as compared to the first quarter of 2008. The sales volumes were down across all major industries, with construction-related markets such as insulating glass recording the largest shortfalls to last year. Raw material costs decreased from year-end 2008 levels however the gross profit margin was still below the first quarter of 2008 due to the lower sales volumes. The SG&A expenses in the first quarter of 2009 decreased from the first quarter of 2008 due mainly to currency effects of the stronger U.S. dollar versus the Euro. The resulting operating income of $1.9 million was nearly 80 percent below the first quarter of 2008. The estimated currency effects on first quarter 2009 operating income were a negative $0.8 million as compared to the first quarter of 2008.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Adhesives	$27.8	$27.2	2.0%
Paints	27.6	29.7	(7.3)%

Total Latin America	$55.4	$56.9	(2.8)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 28, 2009 vs March 1, 2008
( ) = Decrease	Adhesives	Paints	Total
Pricing/Sales volume	2.0%	(7.3)%	(2.8)%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Adhesives	$0.6	$1.6	(59.5)%
Paints	0.2	0.1	73.6%

Total Latin America	$0.8	$1.7	(50.4)%
Segment profit margin %	1.6%	3.1%

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

Total Latin America: The 2.8 percent decrease in net revenue in the first quarter of 2009 as compared to 2008 resulted from a 7.3 percent decline in the paints component partially offset by a 2.0 percent increase from adhesives. Increases in average selling prices of nearly 8 percent drove the increase in adhesives net revenue. Raw material costs remained above the levels of the first quarter of 2008 however they did begin to decline in the first quarter of 2009. The reduction in operating income of $0.9 million from the first quarter of 2008 was mainly due to a reduced gross profit margin in the adhesives component.

Adhesives: The increase in net revenue in the adhesives component consisted of increases in average selling prices of 7.9 percent and decreases in sales volume of 5.9 percent. Higher raw material costs in the quarter as compared to the first quarter of 2008 resulted in a lower gross profit margin in 2009. The shortfall in operating income as compared to last year was a direct result of the reduced gross profit margin.

Paints: The paints component is a more consumer-driven market than adhesives in Latin America and therefore, was impacted more negatively by the slow economy. Sales volumes declined 15.1 percent in the first quarter of 2009 as compared to 2008. The volume decline was partially offset by increases of 7.8 percent in average selling prices. The selling price increases resulted in an increase in the gross profit margin and operating income. The SG&A expenses in the first quarter of 2009 included severance and other related costs of $0.5 million as a result of a reorganization within the sales organization.

Asia Pacific:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net revenue	$25.1	$28.9	(13.1)%
Operating income	$(0.1)	$1.7	NMP
Segment profit margin %	(0.5)%	5.8%
NMP = Non-meaningful percentage

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 Weeks Ended February 28, 2009 vs March 1, 2008
Pricing/Sales volume	(0.8)%
Currency	(12.3)%

Total	(13.1)%

Total Asia Pacific: The net revenue reduction due to currency was driven by the significant weakening of the Australian dollar as compared to the U.S. dollar. In the first quarter of 2008 the average exchange rate was approximately 1.13 Australian dollars per U.S. dollar; in the first quarter of 2009 that average was approximately 1.50. Sales volumes declined 6.5 percent in the quarter with the construction-related markets experiencing the most significant declines. Average selling prices had a positive 5.7 percent impact on net revenue in the quarter as compared to the first quarter of 2008. The increases in average selling prices were the result of actions taken in the second half of 2008 in response to the escalation in raw material costs during that time. The raw material costs in the first quarter of 2009 remained significantly higher than in the first quarter of 2008. SG&A expenses declined in the first quarter of 2009 primarily due to currency exchange effects. The resulting operating income was a loss of $0.1 million as compared to income in the first quarter of 2008 of $1.7 million.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 28, 2009 were $70.3 million as compared to $80.4 million as of November 29, 2008. Total long and short-term debt was $241.8 million as of February 28, 2009 and $240.1 million as of November 29, 2008. The capitalization ratio as measured by Total Debt divided by (Total Debt plus Stockholders’ Equity) was 30.9 percent as of February 28, 2009 as compared to 21.9 percent as of March 1, 2008. A key factor in the higher ratio in 2009 was the reduction in stockholders’ equity resulting from the stock repurchase program that ended in the second quarter of 2008.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

At February 28, 2009, we were in compliance with all covenants of our contractual obligations. We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2009. On June 2, 2009 we will pay the current installment of $25.0 million on the senior long-term debt. This amount will be paid using excess cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand and debt capitalization ratio.

	February 28, 2009	March 1, 2008
Net working capital as a percentage of annualized net revenue[1]	20.1%	17.5%
Accounts receivable DSO[2]	58 Days	57 Days
Inventory days on hand[3]	55 Days	52 Days
Free cash flow[4]	$(5.9) million	$(22.2) million
Debt capitalization ratio[5]	30.9%	21.9%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	(Accounts receivable less the allowance for doubtful accounts at the balance sheet date) multiplied by 90 and divided by the net revenue for the quarter.
[3]	Average inventory over last five quarters multiplied by 360 and divided by cost of sales (excluding delivery costs) for prior 12 months.
[4]	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by total debt plus total stockholders’ equity.

Another key metric is the return on gross investment, or ROGI. The calculation is represented by gross cash flow divided by Gross Investment.

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at February 28, 2009 was 7.2 percent as compared to 8.1 percent at November 29, 2008.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of February 28, 2009
(In millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	347.9	347.9
Selling, general and administrative expenses	(252.5)	(252.5)

Operating income	95.4	95.4
Taxes[1]	(27.5)	(27.8)
Depreciation and amortization	45.7	45.7
Maintenance capital expenditures[2]	(17.0)	(21.6)

Gross cash flow	96.6	91.7
Gross investment	1,334.3	1,334.3
Return on gross investment	7.2%	6.9%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.
[2]	Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net cash provided by (used in) operating activities from continuing operations	$2.2	$(15.3)	114.3%

Net income plus depreciation and amortization expense totaled $17.3 million in the first quarter of 2009 as compared to $29.9 million for the same period of 2008. Changes in net working capital accounted for a use of cash of $12.7 million and $29.6 million in the first quarter of 2009 and 2008, respectively. Changes in accounts receivable was a $21.6 million source of cash in the first quarter of 2009 as compared to $10.9 million in the first quarter of 2008. The significant variance in accounts receivable was due primarily to decreased net revenue in first quarter 2009 compared to the same period of 2008. Changes in inventories were a $3.4 million source of cash in the first quarter of 2009 as compared to a $13.6 million use of cash in the first quarter of 2008. Changes in accounts payable was a use of cash of $37.7 million and $27.0 million in the first quarter of 2009 and 2008 respectively. The first quarter typically shows a significant decrease in accounts payable as first quarter business activity is typically lower than in the fourth quarter. Changes in accrued compensation resulted in a use of cash of $1.7 million in the first quarter of 2009 as compared to a use of $13.5 million in the first quarter of 2008. Incentive compensation payouts were significantly higher in the first quarter of 2008.

Cash flows from Investing Activities from Continuing Operations:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net cash used in investing activities from continuing operations	$(4.8)	$(3.3)	46.2%

Purchases of property plant and equipment were $4.9 million in the first quarter of 2009 as compared to $3.3 million for the same period of 2008. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash flows from Financing Activities from Continuing Operations:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Net cash used in financing activities from continuing operations	$(1.9)	$(22.5)	(91.8)%

The cash used in financing from continuing operations in the first quarter of 2008 was mainly due to the $61.8 million of repurchases of common stock which was partially offset by $40.0 million of new financing from the revolving credit agreement. Cash dividends paid on common stock were $3.2 million and $3.6 million in the first quarter of 2009 and 2008, respectively.

Cash Flows from Discontinued Operations:

	13 Weeks Ended
(In millions)	February 28, 2009	March 1, 2008	2009 vs 2008
Cash used in operating activities of discontinued operations	$—	$(15.0)	(100.0)%

The $15.0 million of cash used related to discontinued operations consisted primarily of the income tax payments made in conjunction with the pretax gain on the disposal of the automotive business in 2007.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 29, 2008, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

We may refer to Part II, Item 1A. Risk Factors and this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

This disclosure, including that under “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by us in this report and elsewhere from time to time, represents our best judgment as of the date the information is given. We do not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk: We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Our financial performance has been, and may continue to be, negatively affected by the unfavorable economic conditions. Continued or further recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to the recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of February 28, 2009 would be approximately $1.8 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States for the quarter ended February 28, 2009. Principal foreign currency exposures relate to the Euro, British pound sterling, Japanese yen, Australian dollar, Canadian dollar, Argentine peso, Brazilian real, Costa Rican colones and Chinese renminbi.

Our objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We enter into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the local currency. This also applies to services provided and other cross border agreements among subsidiaries.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2009, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $0.4 million or $0.01 per diluted share.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, unplanned supplier production outages may lead to strained supply-demand situations for several key raw materials such as ethylene and propylene, several polymers and other petroleum derivatives such as waxes.

In the quarter ended February 28, 2009, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental Matters. From time to time, we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 28, 2009, $0.7 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision if certain criteria are met. As of February 28, 2009, we had reserved $1.8 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

Because of the uncertainties described above, we cannot accurately estimate the cost of resolving pending and future environmental matters impacting us. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not believe that these matters, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future quarters.

Other Legal Proceedings. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the asbestos litigation described in the following paragraphs, will have a material adverse effect on the long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future quarters.

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff establishes that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements in asbestos-related litigation continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by us. In 2002, the third party rejected the tender of certain cases indicated it would seek contributions for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party. As discussed below, during the fourth quarter of 2007, we and a group of other defendants, including the third party obligated to indemnify us against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. We are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the quarter ended February 28, 2009, we did not settle any asbestos-related lawsuits. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. We expect to contribute up to $4.3 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.1 million based on a probable liability of $4.3 million. Given that the payouts were expected to occur on certain dates over a four-year period and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $4.2 million and recorded a receivable of $2.0 million.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of February 28, 2009, our probable liabilities and insurance recoveries related to asbestos claims consisted solely of the $4.2 million and $2.0 million respectively, as discussed above. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Because of the uncertainties described above, we cannot reasonably estimate the cost of resolving pending and future asbestos-related claims against us. Based on currently available information, we do not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, we are involved in other claims or legal proceedings related to our products, which we believe are not out of the ordinary in a business of the type and size in which it is engaged.

Item 1A.	Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 29, 2008. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. Information on purchases of equity securities, to satisfy employees’ withholding taxes upon vesting of restricted stock, during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
November 30, 2008 – January 3, 2009	20,585	$14.39	—	N/A
January 4, 2009 – January 31, 2009	2,437	$14.83	—	N/A

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200 million of our outstanding common shares after having completed a $100 million stock buyback program authorized on July 11, 2007. Under both programs, we were authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the programs was cash held in the United States and debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

Item 6.

Exhibits

31.1	Form of 302 Certification –Michele Volpi

31.2	Form of 302 Certification –James R. Giertz.

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 3, 2009	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits
31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz