Form 10-Q
period 2009-05-30
FULLER H B CO
filed 2009-07-01
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,602,177 as of June 24, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net revenue	$299,193	$356,765	$577,757	$679,413
Cost of sales	(209,785)	(261,542)	(413,350)	(492,673)

Gross profit	89,408	95,223	164,407	186,740
Selling, general and administrative expenses	(61,516)	(62,795)	(124,122)	(127,792)
Goodwill impairment charges	—	—	(790)	—
Other income (expense), net	(1,293)	844	(2,345)	2,113
Interest expense	(2,188)	(3,942)	(4,586)	(6,870)

Income before income taxes, minority interests, and income from equity investments	24,411	29,330	32,564	54,191
Income taxes	(8,054)	(8,343)	(11,062)	(15,553)
Minority interests in loss of subsidiaries	95	28	105	111
Income from equity investments	1,106	351	2,067	830

Net income	$17,558	$21,366	$23,674	$39,579

Earnings per common share:
Basic	$0.36	$0.42	$0.49	$0.73
Diluted	$0.36	$0.41	$0.48	$0.72

Weighted-average shares outstanding:
Basic	48,305	51,047	48,297	53,865
Diluted	48,927	51,819	48,926	54,655

Dividends declared per common share	$0.0680	$0.0660	$0.1340	$0.1305

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 30, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$116,104	$80,370
Trade receivables (net of allowances - $9,554 and $5,563, for May 30, 2009 and November 29, 2008, respectively)	186,851	205,716
Inventories	117,816	143,158
Other current assets	51,367	49,813

Total current assets	472,138	479,057

Property, plant and equipment	794,820	762,624
Accumulated depreciation	(538,952)	(509,866)

Property, plant and equipment, net	255,868	252,758

Other assets	118,821	112,907
Goodwill	99,178	88,823
Other intangibles, net	145,891	147,783

Total assets	$1,091,896	$1,081,328

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$14,020	$11,134
Current installments of long-term debt	37,000	25,000
Trade payables	86,959	132,937
Accrued payroll / employee benefits	26,899	23,811
Other accrued expenses	21,471	27,959
Income taxes payable	7,300	9,113

Total current liabilities	193,649	229,954

Long-term debt, excluding current installments	182,000	204,000
Accrued pension liabilities	70,675	68,093
Other liabilities	39,586	40,827
Minority interests in consolidated subsidiaries	2,750	2,843

Total liabilities	488,660	545,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,601,776 and 48,447,610, for May 30, 2009 and November 29, 2008, respectively	48,602	48,448
Additional paid-in capital	8,025	5,280
Retained earnings	536,117	518,937
Accumulated other comprehensive income (loss)	10,492	(37,054)

Total stockholders’ equity	603,236	535,611

Total liabilities and stockholders’ equity	$1,091,896	$1,081,328

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 30, 2009	May 31, 2008
Cash flows from operating activities from continuing operations:
Net income	$23,674	$39,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,250	17,283
Amortization	5,926	5,913
Deferred income taxes	(350)	31
Share-based compensation	2,525	1,950
Excess tax benefit from share-based compensation	(26)	(489)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivables, net	20,959	1,677
Inventories	32,153	(6,907)
Other assets	9,496	(7,850)
Goodwill impairment charges	790	—
Trade payables	(51,841)	(25,189)
Accrued payroll / employee benefits	1,796	(10,066)
Other accrued expenses	(4,153)	(7,904)
Income taxes payable	(8,038)	(686)
Accrued / prepaid pensions	(1,706)	(4,173)
Other liabilities	(2,499)	10,172
Other	13,150	(753)

Net cash provided by operating activities from continuing operations	58,106	12,588

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(10,274)	(7,914)
Purchased businesses, net of cash acquired	(4,216)	—
Proceeds from sale of property, plant and equipment	141	95

Net cash used in investing activities from continuing operations	(14,349)	(7,819)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	177,000	200,000
Repayment of long-term debt	(187,000)	(25,000)
Net proceeds from notes payable	2,515	238
Dividends paid	(6,510)	(7,040)
Proceeds from stock options exercised	80	1,219
Excess tax benefit from share-based compensation	26	489
Repurchases of common stock	(358)	(200,750)

Net cash used in financing activities from continuing operations	(14,247)	(30,844)

Effect of exchange rate changes	6,224	7,211

Net change in cash and cash equivalents from continuing operations	35,734	(18,864)
Cash used in operating activities of discontinued operations	—	(15,016)

Net change in cash and cash equivalents	35,734	(33,880)
Cash and cash equivalents at beginning of period	80,370	246,358

Cash and cash equivalents at end of period	$116,104	$212,478

Supplemental disclosure of cash flow information:
Noncash financing activities
Dividends paid with company stock	$55	$40
Cash paid for interest	$4,928	$9,107
Cash paid for income taxes	$8,834	$23,172

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). We adopted all of the requirements of SFAS 158 for our fiscal year ending December 1, 2007 except for paragraph 15 which requires us to change the measurement date of the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. This is required to be adopted for fiscal years ending after December 15, 2008, which for us is our fiscal year ending November 28, 2009. As a result of changing our measurement date, there will be adjustments to retained earnings and accumulated other comprehensive income which we have elected to make in the fourth quarter of 2009. These adjustments will be evaluated during the fourth quarter and are not expected to have a material impact on our financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), which amends and clarifies SFAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R, as amended by FSP FAS 141(R)-1, is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2010. Our adoption will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2010. Based upon the May 30, 2009 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,834 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We do not expect the adoption of SFAS 165 to have a material impact on our financial condition, results of operations or cash flows.

Note 2: Acquisitions and Divestitures

Acquisitions

Nordic Adhesive Technology: On April 20, 2009 we acquired the outstanding shares of Nordic Adhesive Technology GmbH., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. The acquisition complements our existing product line, enhances our applications knowledge and will enable us to expand our presence in the flexible packaging segment of the adhesives industry. The acquisition is a stock purchase and therefore encompasses all Nordic business operations. Intangible assets identified were customer lists, technology, trademarks and non-competition agreements.

The total cash payment of $4,585, net of $371 cash acquired, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The shareholders of Nordic Adhesive are entitled to an earn-out of up to €2,600 (approximately $3,390), over the next three years, based on certain financial performance criteria. Any amount paid under the earn-out would be considered additional purchase price. The acquisition will be recorded in our EMEA (Europe, Middle East and Africa) operating segment.

Based on preliminary valuation estimates, we recorded $2,277 to current assets, $98 to property, plant and equipment, $2,399 to intangibles, $2,957 to goodwill, $2,424 to current liabilities, $720 to long term liabilities and $4,587 to stockholders’ equity. The final valuation is expected to be completed in the third quarter of 2009.

Egymelt: On August 31, 2008 we acquired the principal assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in 6th of October City, Egypt. Egymelt markets its products in the Middle East and North Africa. Under the terms of the deal, the assets acquired included land, building, manufacturing equipment, inventory, accounts receivable, customer list and non-competition agreements. No debt or liabilities were assumed. The total cash payment of $6,305 was funded through existing cash. We also incurred $326 of direct external costs, partially offset by $195 of adjustments and sales tax refunds. Based on final valuations, we recorded $1,665 to current assets, $1,349 to fixed assets, $2,025 to intangibles and $1,397 to goodwill. The acquisition was recorded in our EMEA operating segment.

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

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended May 31, 2008 and the 26 weeks ended May 30, 2009 and May 31, 2008 were calculated using the following assumptions:

	13 Weeks Ended[1]	26 Weeks Ended
	May 31, 2008	May 30, 2009	May 31, 2008
Expected life (in years)	5.0	5.0	5.0
Weighted-average expected volatility	36.56%	44.79%	35.69%
Expected volatility	36.56%	44.73% - 45.80%	35.63% - 36.56%
Risk-free interest rate	2.72%	1.51%	3.32%
Expected dividend yield	1.27%	1.87%	1.02%
Weighted-average fair value of grants	$6.72	$4.86	$8.76

[1]	There were no options granted for the 13 week period ended May 30, 2009.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 73 percent and 78 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,098 and $888 was included in our Consolidated Statements of Income for the 13 weeks ended May 30, 2009 and May 31, 2008, respectively. Included in these amounts were $641 and $487 of stock option expense, respectively. Total share-based compensation expense of $2,525 and $1,950 was included in our Consolidated Statements of Income for the 26 weeks ended May 30, 2009 and May 31, 2008, respectively. Included in these amounts were $1,540 and $1,078 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended May 30, 2009 and May 31, 2008 there was $47 and $122, respectively, of excess tax benefit recognized. For the 26 weeks ended May 30, 2009 and May 31, 2008 there was $26 and $489 recognized, respectively.

As of May 30, 2009, there was $5,341 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.7 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,534, which is expected to be recognized over a weighted-average period of 2.1 years.

Share-based Activity

A summary of option activity as of May 30, 2009, and changes during the 26 weeks then ended is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at November 29, 2008	1,923,041	$18.04
Granted	871,862	14.13
Exercised	(5,848)	13.69
Forfeited or Cancelled	(55,411)	17.88

Outstanding at May 30, 2009	2,733,644	$16.80

The fair value of options granted during the 13 weeks ended May 31, 2008 was $161. No options were granted during the 13 weeks ended May 30, 2009. Total intrinsic value of options exercised during the 13 weeks ended May 30, 2009 and May 31, 2008 was $18 and $456, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 26 weeks ended May 30, 2009 and May 31, 2008 was $4,241 and $3,478, respectively. Total intrinsic value of options exercised during the 26 weeks ended May 30, 2009 and May 31, 2008 was $18 and $629, respectively. Proceeds received from option exercises during the 13 weeks ended May 30, 2009 and May 31, 2008 were $80 and $915, respectively and $80 and $1,219 during the 26 weeks ended May 30, 2009 and May 31, 2008, respectively

The following table summarizes information concerning outstanding and exercisable options as of May 30, 2009:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	1.5	$9.31	$1,869	242,428	1.5	$9.31	$1,869
$10.01-$15.00	1,499,336	7.2	13.92	4,645	621,689	4.0	13.71	2,055
$15.01-$20.00	351,335	6.6	16.38	315	244,882	6.5	16.27	228
$20.01-$25.00	23,971	8.9	20.93	—	5,992	8.9	20.93	—
$25.01-$30.00	616,574	8.1	26.84	—	227,280	7.9	26.82	—

	2,733,644	6.8	$16.80	$6,829	1,342,271	4.7	$15.64	$4,152

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of May 30, 2009, and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2008	52,762	214,583	267,345	$22.35	1.9
Granted	46,192	147,258	193,450	14.14	3.0
Vested	(13,182)	(72,964)	(86,146)	16.76	—
Forfeited	(4,363)	(9,862)	(14,225)	18.91	2.4

Nonvested at May 30, 2009	81,409	279,015	360,424	$19.34	2.1

Total fair value of restricted stock vested during the 13 weeks ended May 30, 2009 and May 31, 2008 was $79 and $180 respectively. Total fair value of restricted stock vested during the 26 weeks ended May 30, 2009 and May 31, 2008 was $1,236 and $2,474, respectively. The total fair value of nonvested restricted stock at May 30, 2009 was $6,134.

We repurchased 1,644 and 2,603 restricted stock shares during the 13 weeks ended May 30, 2009 and May 31, 2008, respectively, and 24,666 and 30,383 restricted stock shares during the 26 weeks ended May 30, 2009 and May 31, 2008, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. We anticipate that approximately 150 restricted stock shares will be repurchased during the remainder of fiscal 2009.

A summary of deferred compensation unit activity as of May 30, 2009, and changes during the 26 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2008	238,095	107,401	345,496
Participant contributions	16,385	2,799	19,184
Company match contributions	2,424	591	3,015
Payouts	(16,309)	(9,828)	(26,137)

Units outstanding May 30, 2009	240,595	100,963	341,558

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share:

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Weighted-average common shares – basic	48,304,999	51,047,457	48,296,748	53,864,919
Equivalent shares from share-based compensation plans	622,278	771,387	628,996	790,502

Weighted-average common and common equivalent shares – diluted	48,927,277	51,818,844	48,925,744	54,655,421

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

Options to purchase 1,869,518 and 686,810 shares of common stock at the weighted-average exercise price of $18.80 and $26.68 for the 13 week periods ended May 30, 2009 and May 31, 2008, respectively, and options to purchase 1,876,117 and 701,459 shares of common stock at the weighted-average exercise price of $18.84 and $26.69 for the 26 week periods ended May 30, 2009 and May 31, 2008, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		26 Weeks Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net income	$17,558	$21,366	$23,674	$39,579
Other comprehensive income
Foreign currency translation, net	50,056	6,679	49,147	20,535
Gain (loss) on interest rate swap, net of tax	—	228	—	(475)

Total comprehensive income	$67,614	$28,273	$72,821	$59,639

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	May 30, 2009	November 29, 2008
Foreign currency translation adjustment	$61,412	$12,265
Defined benefit pension plans adjustment net of taxes	(50,920)	(49,209)
Interest rate swap	—	(110)

Total accumulated other comprehensive income	$10,492	$(37,054)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans:

	13 Weeks Ended May 30, 2009 and May 31, 2008
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2009	2008	2009	2008
Service cost	$1,105	$1,432	$225	$294	$104	$364
Interest cost	4,260	4,148	1,688	1,991	787	1,204
Expected return on assets	(5,692)	(6,212)	(1,576)	(2,280)	(840)	(972)
Amortization:
Prior service cost	26	76	(1)	—	(1,159)	(231)
Actuarial (gain)/ loss	27	41	224	54	1,043	933
Transition amount	—	—	5	5	—	—

Net periodic cost (benefit)	$(274)	$(515)	$565	$64	$(65)	$1,298

	26 Weeks Ended May 30, 2009 and May 31, 2008
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2009	2008	2009	2008
Service cost	$2,211	$2,863	$450	$579	$208	$728
Interest cost	8,519	8,297	3,377	3,937	1,575	2,408
Expected return on assets	(11,385)	(12,424)	(3,155)	(4,523)	(1,681)	(1,943)
Amortization:
Prior service cost	52	151	(2)	(1)	(2,318)	(461)
Actuarial (gain)/ loss	55	82	448	109	2,086	1,865
Transition amount	—	—	10	11	—	—

Net periodic cost (benefit)	$(548)	$(1,031)	$1,128	$112	$(130)	$2,597

Note 7: Inventories

The composition of inventories follows:

	May 30, 2009	November 29, 2008
Raw materials	$61,827	$74,800
Finished goods	76,292	90,517
LIFO reserve	(20,303)	(22,159)

Total inventories	$117,816	$143,158

Note 8: Derivatives

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones and Chinese renminbi.

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

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. Gain positions are recorded in the balance sheet in other current assets and loss positions are recorded in trade payables. See Note 13, Fair Value Measurements, for the fair value amounts of these derivative instruments.

As of May 30, 2009, we had forward foreign currency contracts maturing between June 2, 2009 and April 10, 2010. The mark-to-market effect associated with these contracts was a net gain of $6,688 at May 30, 2009. These net gains were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 30, 2009, $626 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of May 30, 2009, we had recorded $1,681 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

During the quarter ended May 30, 2009, we settled one asbestos-related lawsuit for less than one thousand dollars. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. We expect to contribute up to $4,280 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,068 based on a probable liability of $4,280. During the second quarter of 2009 we paid $1,079 toward this settlement. Our insurers paid $507 of that amount. Given that the remaining payouts are expected to occur on certain dates over a four-year period and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $3,075 and recorded a receivable of $1,486 as of May 30, 2009.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of May 30, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3,376 and $1,676, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

	13 Weeks Ended
	May 30, 2009			May 31, 2008
	Trade Revenue	Inter- Segment Revenue	Operating Income (Loss)	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$135,294	$5,814	$20,107	$154,708	$8,737	$16,417
EMEA	85,550	1,885	6,313	113,056	3,080	11,222
Latin America	50,524	41	1,970	54,648	698	1,956
Asia Pacific	27,825	219	(498)	34,353	133	2,833

Total	$299,193		$27,892	$356,765		$32,428

	26 Weeks Ended
	May 30, 2009			May 31, 2008
	Trade Revenue	Inter- Segment Revenue	Operating Income (Loss)	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$254,467	$11,143	$29,879	$288,980	$16,150	$30,324
EMEA	164,459	3,539	8,197	215,538	5,573	20,423
Latin America	105,867	41	2,834	111,607	1,265	3,698
Asia Pacific	52,964	1,290	(625)	63,288	169	4,503

Total	$577,757		$40,285	$679,413		$58,948

Reconciliation of operating income to income before income taxes, minority interests and income from equity investments:

	13 Weeks Ended		26 Weeks Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Operating income from continuing operations	$27,892	$32,428	$40,285	$58,948
Goodwill impairment charges	—	—	(790)	—
Other income (expense), net	(1,293)	844	(2,345)	2,113
Interest expense	(2,188)	(3,942)	(4,586)	(6,870)

Income before income taxes, minority interests, and income from equity investments	$24,411	$29,330	$32,564	$54,191

Note 11: Income Taxes

At May 30, 2009, we had a $11.4 million liability recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $9.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of May 30, 2009, we had accrued approximately $2.5 million of net interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second quarter or the first six months of 2009.

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

A summary of goodwill activity for the first six months of 2009 is presented below:

Balance at November 29, 2008	$88,823
Goodwill impairment charges	(790)
Currency impact	(597)

Balance at February 28, 2009	87,436
Nordic Adhesive acquisition	2,957
Currency impact	8,785

Balance at May 30, 2009	$99,178

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	May 30, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$36,912	$36,912	$—	$—	$—
Derivative assets	7,434	—	7,434	—	—
Goodwill	13,337			13,337	(790)

Liabilities:
Derivative liabilities	$746	$—	$746	$—	$—

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

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2008 for important background information related to the business.

The depressed global economic conditions continued to have a significant impact on the 2009 financial results. Weak end-market demand led to a net revenue decrease of 16.1 percent in the second quarter of 2009 as compared to the second quarter of 2008. Each of the four operating segments experienced sales volume declines in the quarter in excess of 10 percent as compared to last year. Currency effects contributed a negative 6.6 percent to the net revenue variance compared to 2008. Decreases in raw material prices combined with selling price discipline resulted in an improved gross profit margin of 29.9 percent, which compared to the second quarter of 2008 of 26.7 percent. This also represents a 3.0 percentage point improvement from the 26.9 percent recorded in the first quarter of 2009. Net income for the quarter of $17.6 million was 17.8 percent below the second quarter of 2008 and the diluted earnings per share (EPS) of $0.36 was 12.2 percent less than the $0.41 per share recorded in the second quarter of 2008.

Through the first six months of 2009 net revenue decreased 15.0 percent and net income decreased 40.2 percent from the first six months of 2008. The diluted EPS for the first six months of 2009 was $0.48 as compared to $0.72 in the first six months of 2008.

The second quarter and first six month diluted EPS figures were aided by a 5.6 percent and 10.5 percent reduction, respectively, in the weighted average number of diluted shares resulting from our share repurchase programs that began in the third quarter of 2007 and ended in the second quarter of 2008.

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

•	In Asia Pacific, the consumer reporting unit has been integrated into the adhesives management structure resulting in the Asia Pacific operating segment having only one reporting unit.

Results of Operations

Net Revenue:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Net revenue	$299.2	$356.8	(16.1)%	$577.8	$679.4	(15.0)%

We review variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2009 compared to the same periods in 2008:

( ) = Decrease	13 Weeks Ended May 30, 2009	26 Weeks Ended May 30, 2009
Product pricing	5.0%	5.7%
Sales volume	(15.1)%	(15.3)%
Currency	(6.6)%	(5.9)%
Acquisitions	0.6%	0.5%

Total	(16.1)%	(15.0)%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, was a negative 10.1 percent (negative 15.1 percent from sales volume and positive 5.0 percent from selling prices) in the second quarter of 2009 as compared to the same period last year. Organic sales growth was a negative 9.6 percent (negative 15.3 percent from sales volume and positive 5.7 percent from selling prices) in the first six months of 2009 as compared to the same periods last year. The slow economy continued to have a negative impact on sales volume in the second quarter and first six months. The negative currency effects resulted from the strengthening of the dollar against most major foreign currencies as compared to the first half of 2008. The negative currency effects resulted primarily from the Euro, Australian dollar and Canadian dollar. The net revenue variances from acquisitions were due to the Egymelt acquisition that closed in the fourth quarter of 2008 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of Sales:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Cost of sales	$209.8	$261.5	(19.8)%	$413.4	$492.7	(16.1)%
Percent of net revenue	70.1%	73.3%		71.5%	72.5%

The cost of sales decreased 19.8 percent from the second quarter of 2008 and 16.1 percent compared to the first six months of 2008. The decrease was driven primarily by the 15.1 percent and 15.3 percent decline in sales volume for the second quarter and first six months, respectively. Raw material costs decreased in the second quarter and first half of 2009 as compared to the same periods of 2008. Manufacturing costs decreased due to headcount reductions and other cost containment measures in response to the lower sales volume. The stronger U.S. dollar in the second quarter and first six months of 2009 as compared to the same periods in 2008 also contributed to the decrease in the cost of sales.

Gross Profit Margin:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Gross profit	$89.4	$95.2	(6.1)%	$164.4	$186.7	(12.0)%
Percent of net revenue	29.9%	26.7%		28.5%	27.5%

The higher gross profit margin for both the second quarter and first six months of 2009 as compared to the same periods in 2008 was driven primarily by the combination of lower raw material costs and management of our selling prices. Average selling prices increased 5.0 percent and 5.7 percent for the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
SG&A	$61.5	$62.8	(2.0)%	$124.1	$127.8	(2.9)%
Percent of net revenue	20.6%	17.6%		21.5%	18.8%

SG&A expenses decreased $1.3 million from the second quarter of 2008 and $3.7 million from the first six months of 2008. Strict spending controls and the effects of currency exchange rates both contributed to the decrease in SG&A expenses. The increase in SG&A expenses as a percent of net revenue for both the second quarter and first six months of 2009 was a direct result of the lower net revenue levels. The SG&A expenses are generally fixed in nature over the short term and therefore, do not fluctuate as rapidly as the net revenue figures.

Goodwill impairment charges:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Goodwill impairment charges	—	—	—	$0.8	—	NMP

NMP = Non-meaningful percentage

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the specialty construction reporting unit. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work. There were no additional charges in the second quarter of 2009.

Other Income (expense), net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Other income (expense), net	$(1.3)	$0.8	NMP	$(2.3)	$2.1	NMP

NMP = Non-meaningful percentage

Interest income was $0.4 million in the second quarter of 2009 and $1.5 million in the second quarter of 2008. Interest income was $0.7 million in the first half of 2009 and $3.4 million in the first half of 2008. The lower average cash balance in the first six months of 2009 as compared to 2008 was the primary reason for the lower interest income however lower interest rates also contributed to the decrease. Currency transaction and re-measurement losses in the second quarter 2009 were $1.4 million as compared to losses of $0.7 million in the second quarter of 2008. Currency transaction and re-measurement losses in the first six months of 2009 were $2.4 million as compared to losses of $1.0 million in the first six months of 2008. Fluctuations in currency exchange rates during the first six months of 2009 combined with changes in foreign currency exposures were the main reasons for the higher losses in 2009 as compared to last year.

Interest Expense:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Interest expense	$2.2	$3.9	(44.5)%	$4.6	$6.9	(33.2)%

The year-over-year decrease in the interest expense was due to the lower average debt balance and lower interest rates in 2009 as compared to 2008.

Income Taxes:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Income taxes	$8.1	$8.3	(3.5)%	$11.1	$15.6	(28.9)%
Effective tax rate	33.0%	28.4%		34.0%	28.7%

The higher effective tax rate in the second quarter and first six months of 2009 as compared to the same periods in 2008 was primarily due to an unfavorable geographic mix of pretax earnings.

Minority Interests in Loss of Subsidiaries:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Minority interests in loss of subsidiaries	$0.1	$0.03	239.3%	$0.1	$0.1	(5.4)%

Minority interests in the losses in our 80 percent owned China entities were not significant in the second quarter or first six months of either 2009 or 2008.

Income from Equity Investments:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Income from equity investments	$1.1	$0.4	215.1%	$2.1	$0.8	149.0%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The second quarter and first six months results reflected the higher net income recorded by the joint venture in the same period of 2008 due mainly to stronger gross profit margins.

Net Income:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Net Income	$17.6	$21.4	(17.8)%	$23.7	$39.6	(40.2)%
Percent of Net Revenue	5.9%	6.0%		4.1%	5.8%

The decrease in net income in the second quarter and first six months of 2009 as compared to 2008 was driven primarily by the lower sales volume in 2009 as compared to 2008. The diluted EPS was $0.36 for the second quarter of 2009 and $0.41 for the second quarter of 2008 and $0.48 for the first six months of 2009 and $0.72 for the first six months of 2008. The weighted-average number of diluted shares for the second quarter of 2009 was 5.6 percent lower than the second quarter of 2008 and 10.5 percent lower for the first six months of 2009 compared to the same period last year due to our stock repurchase programs that ended in the second quarter of 2008.

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

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$135.3	45%	$154.7	43%	$254.5	44%	$289.0	43%
EMEA	85.6	29%	113.1	32%	164.4	29%	215.5	32%
Latin America	50.5	17%	54.6	15%	105.9	18%	111.6	16%
Asia Pacific	27.8	9%	34.4	10%	53.0	9%	63.3	9%

Total	$299.2	100%	$356.8	100%	$577.8	100%	$679.4	100%

Operating Income (loss) by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008
($ in millions)	Operating Income (loss)	% of Total	Operating Income	% of Total	Operating Income (loss)	% of Total	Operating Income	% of Total
North America	$20.1	72%	$16.4	51%	$29.9	74%	$30.3	51%
EMEA	6.3	23%	11.2	34%	8.2	20%	20.4	35%
Latin America	2.0	7%	2.0	6%	2.8	7%	3.7	6%
Asia Pacific	(0.5)	(2)%	2.8	9%	(0.6)	(1)%	4.5	8%

Total	$27.9	100%	$32.4	100%	$40.3	100%	$58.9	100%

The following table provides a reconciliation of operating income to income before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
(In millions)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Operating income from continuing operations	$27.9	$32.4	$40.3	$58.9
Goodwill impairment charges	—	—	(0.8)	—
Other income (expense), net	(1.3)	0.8	(2.3)	2.1
Interest expense	(2.2)	(3.9)	(4.6)	(6.8)

Income before income taxes, minority interests, and income from equity investments	$24.4	$29.3	$32.6	$54.2

North America:

The following table shows the net revenue generated from the key components of the North America segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Adhesives	$105.2	$115.9	(9.2)%	$198.2	$219.0	(9.5)%
Specialty Construction	30.1	38.8	(22.4)%	56.3	70.0	(19.6)%

Total North America	$135.3	$154.7	(12.5)%	$254.5	$289.0	(11.9)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended May 30, 2009 vs May 31, 2008			26 weeks ended May 30, 2009 vs May 31, 2008
( ) = Decrease	Adhesives	Specialty Construction	Total	Adhesives	Specialty Construction	Total
Pricing/Sales Volume	(7.6)%	(22.4)%	(11.3)%	(7.8)%	(19.6)%	(10.6)%
Currency	(1.6)%	—	(1.2)%	(1.7)%	—	(1.3)%

Total	(9.2)%	(22.4)%	(12.5)%	(9.5)%	(19.6)%	(11.9)%

The following table reflects the operating income by component of the North America operating segment:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Adhesives	$19.2	$14.9	28.3%	$31.0	$28.8	7.5%
Specialty Construction	0.9	1.5	(36.6)%	(1.1)	1.5	(177.3)%

Total North America	$20.1	$16.4	22.5%	$29.9	$30.3	(1.5)%

Segment profit margin %	14.9%	10.6%		11.7%	10.5%

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

Total North America: The continued slowdown in the U.S. economy was the primary driver for net revenue declining 12.5 percent in the second quarter and 11.9 percent in the first six months of 2009 as compared to the prior year. Construction-related markets continued to be very weak compared to last year. Sales volume for the second quarter decreased 18.4 percent while average selling prices were 7.1 percent above the second quarter of last year. For the first six months, sales volume decreased 17.6 percent while average selling prices were 7.0 percent above the same period last year. The increase in average selling prices resulted from pricing actions taken in the second half of 2008 in response to the escalation in raw material costs. During the first half of 2009 raw material prices declined resulting in an increase in the gross profit margin as compared to 2008. The improved margin combined with disciplined spending in the SG&A expenses resulted in the second quarter operating income increasing 22.5 percent over the second quarter of 2008. Through six months of 2009 the operating income was 1.5 percent below the first six months of 2008.

Adhesives: Net revenue in the Adhesives component declined 9.2 percent and 9.5 percent in the second quarter and first six months of 2009, respectively as compared to last year. Increases in average selling prices of 8.3 percent as compared to the second quarter of 2008 partially offset the 15.8 percent decrease in sales volume. Similar to the second quarter net revenue variances, for the first six months of 2009 the declines in sales volume were 16.3 percent while average selling prices increased 8.5 percent as compared to the first six months of 2008. The adhesives sales volumes were down across most major product lines and industries as a result of the slow U.S. economy. The gross profit margin improved in the second quarter of 2009 primarily as a result of the decrease in raw material prices combined with the higher average selling prices as compared to the same period in 2008. The improvement in the gross profit margin drove the increase in operating income for both the second quarter and first six months of 2009 as compared to 2008.

Specialty Construction: The construction-related industries in the U.S continued to be sluggish in 2009, especially residential market conditions. This was the primary factor in the specialty construction net revenue declining 22.4 percent in the second quarter of 2009 as compared to the second quarter of 2008 and 19.6 percent in the first six months of 2009 as compared to the same period last year. Raw material costs decreased in the second quarter resulting in an improved gross profit margin. The operating income turned positive in the second quarter after an operating loss was incurred in the first quarter. The operating income in the second quarter was 37 percent below the second quarter of 2008. The six month year-to-date operating income was behind the first six months of 2008 by 177 percent.

EMEA:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Net Revenue	$85.6	$113.1	(24.3)%	$164.4	$215.5	(23.7)%
Operating Income	$6.3	$11.2	(43.7)%	$8.2	$20.4	(59.9)%

Segment profit margin %	7.4%	9.9%		5.0%	9.5%

The following table provides details of the EMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 weeks ended May 30, 2009 vs May 31, 2008	26 weeks ended May 30, 2009 vs May 31, 2008
Pricing/Sales Volume	(11.4)%	(12.5)%
Currency	(14.8)%	(12.9)%
Acquisition/Divesture	1.9%	1.7%

Total	(24.3)%	(23.7)%

Total EMEA: The slowdown in the European economy continued in the second quarter of 2009 resulting in sales volume declines of 12.6 percent as compared to the second quarter of 2008 and 15.6 percent for the first six months of 2009 compared to the same period last year. The sales volumes were down across all major industries, with construction-related markets such as insulating glass recording the largest shortfalls to last year. The impact of the stronger U.S. dollar in 2009 as compared to 2008 had negative impacts on the 2009 net revenue of 14.8 percent and 12.9 percent for the second quarter and first six months, respectively, as compared to the same periods in 2008. The resulting operating income was below the second quarter of 2008 by $4.9 million or 43.7 percent and below the first six months of 2008 by $12.2 million or 59.9 percent. The estimated currency effects on second quarter and first six months of 2009 operating income were a negative $2.1 million and a negative $2.7 million, respectively as compared to the same periods of 2008.

Latin America:

The following table shows the net revenue generated from the key components of the Latin America segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Adhesives	$26.7	$27.7	(3.5)%	$54.5	$55.0	(0.8)%
Paints	23.8	26.9	(11.7)%	51.4	56.6	(9.4)%

Total Latin America	$50.5	$54.6	(7.5)%	$105.9	$111.6	(5.1)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 weeks ended May 30, 2009 vs May 31, 2008			26 weeks ended May 30, 2009 vs May 31, 2008
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(3.5)%	(11.7)%	(7.5)%	(0.8)%	(9.4)%	(5.1)%

The following table reflects the operating income by component of the Latin America operating segment:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Adhesives	$1.7	$1.4	22.7%	$2.3	$3.0	(22.4)%
Paints	0.3	0.6	(46.2)%	0.5	0.7	(27.0)%

Total Latin America	$2.0	$2.0	0.7%	$2.8	$3.7	(23.3)%

Segment profit margin %	3.9%	3.6%		2.7%	3.3%

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

Total Latin America: Net revenue decreased 7.5 percent in the second quarter and 5.1 percent for the first six months of 2009 as compared to the same periods of 2008. The revenue declines were driven primarily by the slowdown in the Latin American economies. The paints component is a more consumer-driven market than adhesives and therefore, was impacted more negatively by the slow economy. The Latin America gross profit margin increased from 2008 for both the second quarter and first six months of 2009 due to reductions in raw material costs and increases in average selling prices as compared to 2008.

Adhesives: Sales volume decreases of 10.3 percent in the second quarter were partially offset by increases on average selling prices of 6.8 percent. The volume declines were largely due to the slow economies. Through six months of 2009 the volume declines were 8.5 percent and the increase in average selling prices was 7.7 percent. The gross profit margin improved from the second quarter and first six months of 2008 as raw material prices declined in the first half of 2009. The improved gross profit margin was the primary reason for the 22.7 percent improvement in the 2009 operating income as compared to the second quarter of 2008.

Paints: Sales volume declined 17.1 percent in the second quarter and 16.0 percent in the first six months of 2009 as compared to 2008. The volume decline was partially offset by increases in average selling prices of 5.4 percent for the second quarter and 6.6 percent for the first six months. The sales volume declines were more prevalent on the distribution, or construction part of the paints business as compared to the retail part of the business. This resulted in a favorable mix impact on the gross profit margin as the retail side of the business carries a higher margin than distribution. The favorable mix in gross profit margin was not enough to offset the effects of the lower sales volume as operating income for the second quarter of 2009 was 46.2 percent below the second quarter of 2008 and 27.0 percent below the first six months of 2008.

Asia Pacific:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2009	May 31, 2008	2009 vs 2008	May 30, 2009	May 31, 2008	2009 vs 2008
Net Revenue	$27.8	$34.4	(19.0)%	$53.0	$63.3	(16.3)%
Operating Income	$(0.5)	$2.8	(117.6)%	$(0.6)	$4.5	(113.9)%

Segment profit margin %	(1.8)%	8.2%		(1.2)%	7.1%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 weeks ended May 30, 2009 vs May 31, 2008	26 weeks ended May 30, 2009 vs May 31, 2008
Pricing/Sales Volume	(4.9)%	(3.0)%
Currency	(14.1)%	(13.3)%

Total	(19.0)%	(16.3)%

Total Asia Pacific: The net revenue reduction due to currency was driven by the significant weakening of the Australian dollar as compared to the U.S. dollar. Sales volumes declined 11.0 percent in the second quarter and 8.9 percent in the first six months with the construction-related markets experiencing the most significant declines. Average selling prices had a positive 6.0 percent impact on net revenue in the quarter as compared to the second quarter of 2008 and a positive 5.9 percent impact on net revenue in the first six months as compared to the same period of 2008. The increases in average selling prices were the result of actions taken in the second half of 2008 in response to the escalation in raw material costs during that time. The stronger U.S. dollar also had a negative impact on the gross profit margin. Many raw materials in Asia Pacific are imported from the U.S. and those materials become more expensive as the U.S. dollar strengthens. The Australian results were impacted the most by the currency fluctuations. The resulting operating income was a loss of $0.5 million as compared to income in the second quarter of 2008 of $2.8 million. The operating income for the first six months was a loss of $0.6 million as compared to income for the first six months of 2008 of $4.5 million.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 30, 2009 were $116.1 million as compared to $80.4 million as of November 29, 2008. Total long and short-term debt was $233.0 million as of May 30, 2009, $240.1 million as of November 29, 2008 and $347.8 million as of May 31, 2008. The capitalization ratio as measured by Total Debt divided by (Total Debt plus Stockholders’ Equity) was 27.9 percent as of May 30, 2009 as compared to 31.0 percent as of November 29, 2008 and 34.7 percent as of May 31, 2008. A key factor in the lower ratio in 2009 was the reduction in long term debt of approximately $7.1 million compared to November 29, 2008 and $114.8 million compared to May 31, 2008.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

At May 30, 2009, we were in compliance with all covenants of our contractual obligations. We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2009. On June 2, 2009, in our third quarter, we paid the current installment of $25.0 million on the senior long-term debt, using available cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio. In the second quarter of 2009 we changed the calculation for the Accounts Receivable DSO and Inventory days on hand. For DSO, we previously used a 90 day sales calculation and we have changed to a 56 day calculation, which represents the last two months of the quarter. This provides a better representation of the DSO, which were 57 days as of May 30, 2009. For inventory days on hand, we previously used a 5-quarter average for the inventory and a previous 12 months for the cost of sales (denominator). The purpose of this calculation was to smooth out the significant quarterly fluctuations. We have now changed to use the previous 56 days of cost of sales and the actual inventory as of the quarter-end date. We believe both of these metrics now provide a better representation of the actual business activity and are more aligned with how the businesses are managed. The new formulas for the calculations are shown below the tables:

	May 30, 2009	May 31, 2008
Net working capital as a percentage of annualized net revenue[1]	18.2%	16.1%
Accounts receivable DSO[2]	57 Days	54 Days
Inventory days on hand[3]	53 Days	53 Days
Free cash flow[4]	$41.3 million	$(2.4) million
Debt capitalization ratio[5]	27.9%	34.7%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	(Trade receivables less the allowance for doubtful accounts at the balance sheet date) multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at May 30, 2009 was 6.8 percent as compared to 8.1 percent at November 29, 2008. Lower operating income in the first six months of 2009 as compared to the first six months of 2008 was the primary reason for the decrease in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of May 30, 2009
(In millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	342.1	342.1
Selling, general and administrative expenses	(251.2)	(251.2)

Operating income	90.9	90.9
Taxes[1]	(26.2)	(28.5)
Depreciation and amortization	45.1	45.1
Maintenance capital expenditures[2]	(16.6)	(21.9)

Gross cash flow	93.2	85.6
Gross investment	1,372.2	1,372.2
Return on gross investment	6.8%	6.2%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29%. The GAAP rate is based on actual tax expense including any one time, discrete items.
[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 30, 2009	May 31, 2008
Net cash provided by operating activities from continuing operations	$58.1	$12.6

Net income plus depreciation and amortization expense totaled $45.9 million in the first six months of 2009 as compared to $62.8 million for the same period of 2008. Changes in net working capital (trade receivables, inventory and accounts payable) accounted for a source of cash of $1.3 million in the first six months of 2009 compared to a use of cash $30.4 million in the first six months of 2008. All three components of net working capital were impacted by the reduced sales and purchasing activity in 2009 as compared to 2008. Accounts receivable was a larger source of cash as compared to 2008 primarily due to lower sales activity. Changes in inventories were a $32.2 million source of cash in the first six months of 2009 as compared to a $6.9 million use of cash in the first six months of 2008. In addition to the lower sales activity, reductions in raw material prices in the first half of 2009 also contributed to a positive cash flow impact from changes in inventory levels. We have also had a global focus on reducing inventories in response to changes in the business environment. Changes in accounts payable resulted in a use of cash of $51.8 million and $25.2 million in the first six months of 2009 and 2008, respectively. The reduction in accounts payable corresponds with the reduction in inventory levels. Changes in accrued compensation resulted in a source of cash of $1.8 million in the first six months of 2009 as compared to a use of $10.1 million in the same period of 2008. Incentive compensation payouts were lower in the first six months of 2009 as compared to the first six months of 2008.

Cash flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 30, 2009	May 31, 2008
Net cash used in investing activities from continuing operations	$(14.3)	$(7.8)

Purchases of property plant and equipment were $10.3 million in the first six months of 2009 as compared to $7.9 million for the same period of 2008. We purchased the outstanding shares of Nordic Adhesive Technology for $4.2 million in the second quarter of 2009. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
(In millions)	May 30, 2009	May 31, 2008
Net cash used in financing activities from continuing operations	$(14.2)	$(30.8)

The cash used in financing from continuing operations in the first six months of 2009 was primarily due to a net pay down of the revolving credit agreement of $10 million. In 2008 we made the annual $25.0 million payment on the senior long-term debt in the second quarter. On June 2, 2009, in our third quarter, we paid the annual $25.0 million payment. Cash dividends paid on common stock were $6.5 million and $7.0 million in the first six months of 2009 and 2008, respectively. In 2008, the $200.8 million of repurchases of common stock was offset by $200.0 million of new financing from the revolving credit agreement.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
(In millions)	May 30, 2009	May 31, 2008
Cash used in operating activities of discontinued operations	$—	$(15.0)

The $15.0 million of cash used in 2008 related to discontinued operations consisted primarily of income tax payments made in conjunction with the pretax gain on the disposal of the automotive business in 2007.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 29, 2008, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 30, 2009 would be approximately $1.7 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 57 percent of net revenue was generated outside of the United States for the first six months of 2009. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones and Chinese renminbi.

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

From a sensitivity analysis viewpoint, based on the financial results of the first 26 weeks of 2009, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.1 million or $0.02 per diluted share.

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

For the first two quarters ended May 30, 2009, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of May 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 30, 2009, $0.6 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision if certain criteria are met. As of May 30, 2009, we had reserved $1.7 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

During the quarter ended May 30, 2009, we settled one asbestos-related lawsuit for less than one thousand dollars. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims. We expect to contribute up to $4.3 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.1 million based on a probable liability of $4.3 million. During the second quarter of 2009 we paid $1.1 million toward this settlement. Our insurers paid $0.5 million of that amount. Given that the remaining payouts are expected to occur on certain dates over a four-year period and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $3.1 million and recorded a receivable of $1.5 million as of May 30, 2009.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of May 30, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3.4 million and $1.7 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. Information on purchases of equity securities, to satisfy employees’ withholding taxes upon vesting of restricted stock, during the second quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
April 5, 2009 – May 2, 2009	1,644	$15.81	—	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s 2009 Annual Meeting of Shareholders was held on April 16, 2009. There were 48,585,777 shares of Common Stock entitled to vote at the meeting and a total of 45,442,396 shares were represented at the meeting.

(c)	The following matters were submitted to a vote of security holders during the second quarter:

Proposal 1—Election of Directors for a term expiring at the 2012 Annual Meeting of Shareholders:

Director Name	Votes in Favor	Share Votes Withheld
Juliana L. Chugg	33,576,655	11,865,741

Richard L. Marcantonio	33,593,466	11,848,930

Alfredo L. Rovira	33,999,935	11,442,461

J. Michael Losh, Knut Kleedehn, R. William Van Sant, Lee R. Mitau, John C. van Roden Jr., and Michele Volpi continued to serve as directors following the meeting.

Proposal 2—Proposal to Ratify the Appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending November 28, 2009:

For	Against	Abstain
45,081,203	202,434	158,759

Proposal 3—Proposal to approve the H.B. Fuller Company 2009 Director Stock Incentive Plan:

For	Against	Abstain	Broker non-vote
29,617,982	12,061,557	783,326	2,979,531

Item 6.	Exhibits

10.1	Amendment to The H.B. Fuller Company Executive Benefit Trust

10.2	H.B. Fuller Company 2009 Director Stock Incentive Plan

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 1, 2009	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Amendment to The H.B. Fuller Company Executive Benefit Trust

10.2	H.B. Fuller Company 2009 Director Stock Incentive Plan

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz