Form 10-Q
period 2009-08-29
FULLER H B CO
filed 2009-10-01
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,643,934 as of September 23, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net revenue	$315,329	$361,986	$893,086	$1,041,399
Cost of sales	(214,914)	(271,533)	(628,264)	(764,206)

Gross profit	100,415	90,453	264,822	277,193
Selling, general and administrative expenses	(68,324)	(63,757)	(192,446)	(191,549)
Goodwill and other impairment charges	—	(525)	(790)	(525)
Other income, net	18,487	774	16,142	2,887
Interest expense	(1,680)	(3,872)	(6,266)	(10,742)

Income before income taxes, minority interests, and income from equity investments	48,898	23,073	81,462	77,264
Income taxes	(15,113)	(2,266)	(26,175)	(17,819)
Minority interests in (income) loss of subsidiaries	(49)	43	56	154
Income from equity investments	1,677	866	3,744	1,696

Net income	$35,413	$21,716	$59,087	$61,295

Earnings per common share:
Basic	$0.73	$0.45	$1.22	$1.18
Diluted	$0.72	$0.44	$1.21	$1.16

Weighted-average shares outstanding:
Basic	48,343	48,222	48,312	51,984
Diluted	49,242	49,058	49,031	52,790

Dividends declared per common share	$0.0680	$0.0660	$0.2020	$0.1965

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 29, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$180,136	$80,370
Trade receivables (net of allowances - $7,261 and $5,563, for August 29, 2009 and November 29, 2008, respectively)	190,211	205,716
Inventories	112,452	143,158
Other current assets	61,681	49,813

Total current assets	544,480	479,057

Property, plant and equipment	801,588	762,624
Accumulated depreciation	(548,343)	(509,866)

Property, plant and equipment, net	253,245	252,758

Other assets	109,616	112,907
Goodwill	99,939	88,823
Other intangibles, net	143,452	147,783

Total assets	$1,150,732	$1,081,328

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$11,915	$11,134
Current installments of long-term debt	37,000	25,000
Trade payables	96,245	132,937
Accrued compensation	36,734	23,811
Other accrued expenses	21,807	27,959
Income taxes payable	8,038	9,113

Total current liabilities	211,739	229,954

Long-term debt, excluding current installments	195,000	204,000
Accrued pension liabilities	59,842	68,093
Other liabilities	39,380	40,827
Minority interests in consolidated subsidiaries	2,786	2,843

Total liabilities	508,747	545,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,642,407 and 48,447,610, for August 29, 2009 and November 29, 2008, respectively	48,642	48,448
Additional paid-in capital	10,218	5,280
Retained earnings	568,193	518,937
Accumulated other comprehensive income (loss)	14,932	(37,054)

Total stockholders’ equity	641,985	535,611

Total liabilities and stockholders’ equity	$1,150,732	$1,081,328

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 29, 2009	August 30, 2008
Cash flows from operating activities:
Net income	$59,087	$61,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,448	25,869
Amortization	8,982	8,844
Deferred income taxes	3,323	(3,039)
Share-based compensation	4,109	3,266
Excess tax benefit from share-based compensation	(27)	(492)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	25,477	(2,832)
Inventories	38,112	(13,379)
Other assets	(2,734)	(15,193)
Goodwill and other impairment charges	790	525
Trade payables	(43,011)	(14,795)
Accrued compensation	11,424	(9,071)
Other accrued expenses	(3,943)	(7,162)
Income taxes payable	(5,950)	8,220
Accrued / prepaid pensions	(12,986)	(6,654)
Other liabilities	(2,656)	1,751
Other	12,866	(2,328)

Net cash provided by operating activities	117,311	34,825

Cash flows from investing activities:
Purchased property, plant and equipment	(15,191)	(13,436)
Purchased businesses, net of cash acquired	(4,175)	—
Proceeds from sale of property, plant and equipment	216	123

Net cash used in investing activities	(19,150)	(13,313)

Cash flows from financing activities:
Proceeds from long-term debt	266,000	200,167
Repayment of long-term debt	(263,000)	(32,000)
Net proceeds from (payments on) notes payable	337	(1,277)
Dividends paid	(9,816)	(10,237)
Proceeds from stock options exercised	593	1,324
Excess tax benefit from share-based compensation	27	492
Repurchases of common stock	(361)	(200,750)

Net cash used in financing activities	(6,220)	(42,281)

Effect of exchange rate changes	7,825	(3,331)

Net change in cash and cash equivalents	99,766	(24,100)
Cash used in operating activities of discontinued operations	—	(15,200)

Net change in cash and cash equivalents	99,766	(39,300)
Cash and cash equivalents at beginning of period	80,370	246,358

Cash and cash equivalents at end of period	$180,136	$207,058

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$86	$64
Cash paid for interest	$8,155	$12,678
Cash paid for income taxes	$10,230	$33,839

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 29, 2008 as filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements:

On November 30, 2008, the beginning of our fiscal 2009, we adopted the requirements of SFAS 157 “Fair Value Measurements,” (SFAS 157) that had been deferred under FASB issued Staff Position (FSP) No. 157-2. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2010. Based upon the August 29, 2009 balance sheet, the impact of adopting SFAS 160 would be to reclassify $2,786 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. We adopted SFAS 165 and it did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB. The ASC does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (ASUs). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the fourth quarter of fiscal 2009. The issuance of SFAS 168 will require future references to authoritative US GAAP to coincide with the appropriate section of the ASC. Accordingly, this standard will not have an impact on our financial condition, results of operations or cash flows.

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

The final purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The shareholders of Nordic Adhesive are entitled to an earn-out of up to €2,600 over the next three years, based on certain financial performance criteria. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in our EMEA (Europe, Middle East and Africa) operating segment.

Based on final valuations, we recorded $2,277 to current assets, $98 to property, plant and equipment, $2,767 to intangibles, $2,697 to goodwill, $2,463 to current liabilities and $831 to long term liabilities.

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

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. There were no options granted during the 13 weeks ended August 29, 2009 or August 30, 2008. The fair value of options granted during the 39 weeks ended August 29, 2009 and August 30, 2008 were calculated using the following assumptions:

	39 Weeks Ended
	August 29, 2009	August 30, 2008
Expected life (in years)	5	5
Weighted-average expected volatility	44.79%	35.69%
Expected volatility	44.73% - 45.80%	35.63% - 36.56%
Risk-free interest rate	1.51%	3.32%
Expected dividend yield	1.87%	1.02%
Weighted-average fair value of grants	$4.86	$8.76

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 73 percent and 79 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,583 and $1,317 was included in our Consolidated Statements of Income for the 13 weeks ended August 29, 2009 and August 30, 2008, respectively. Included in these amounts were $644 and $590 of stock option expense, respectively. Total share-based compensation expense of $4,109 and $3,266 was included in our Consolidated Statements of Income for the 39 weeks ended August 29, 2009 and August 30, 2008, respectively. Included in these amounts were $2,184 and $1,668 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended August 29, 2009 and August 30, 2008, there was $1 and $3, respectively, of excess tax benefit recognized. For the 39 weeks ended August 29, 2009 and August 30, 2008, there was $27 and $492 recognized, respectively.

As of August 29, 2009, there was $4,698 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.6 years. Unrecognized compensation costs related to unvested restricted stock awards was $2,161, which is expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of August 29, 2009 and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2008	1,923,041	$18.04
Granted	871,862	14.13
Exercised	(41,121)	14.42
Forfeited or Cancelled	(64,587)	18.63

Outstanding at August 29, 2009	2,689,195	$16.81

No options were granted during the 13 weeks ended August 29, 2009 and August 30, 2008, respectively. Total intrinsic value of options exercised during the 13 weeks ended August 29, 2009 and August 30, 2008 was $154 and $68, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 39 weeks ended August 29, 2009 and August 30, 2008 was $4,241 and $3,478, respectively. Total intrinsic value of options exercised during the 39 weeks ended August 29, 2009 and August 30, 2008 was $172 and $696, respectively. Proceeds received from option exercises during the 13 weeks ended August 29, 2009 and August 30, 2008 were $513 and $105, respectively and $593 and $1,324 during the 39 weeks ended August 29, 2009 and August 30, 2008, respectively.

Range of Exercises Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	1.3	$9.31	$2,618	242,428	1.3	$9.31	$2,618
$10.01-$15.00	1,472,565	7.0	13.92	9,111	597,600	3.8	13.71	3,826
$15.01-$20.00	340,151	6.3	16.39	1,266	237,458	6.2	16.34	895
$20.01-$25.00	23,971	8.6	20.93	—	5,992	8.6	20.93	—
$25.01-$30.00	610,080	7.8	26.84	—	229,725	7.6	26.90	—

	2,689,195	6.6	$16.81	$12,995	1,313,203	4.5	$15.71	$7,339
[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of August 29, 2009, and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2008	52,762	214,583	267,345	$22.35	1.9
Granted	46,192	147,258	193,450	14.14	3.0
Vested	(13,182)	(73,380)	(86,562)	16.77	—
Forfeited	(4,363)	(10,462)	(14,825)	18.52	2.4

Nonvested at August 29, 2009	81,409	277,999	359,408	$19.35	1.9

Total fair value of restricted stock vested during the 13 weeks ended August 29, 2009 was $9. There were no restricted stock vestings during the 13 weeks ended August 30, 2008. Total fair value of restricted stock vested during the 39 weeks ended August 29, 2009 and August 30, 2008 was $1,245 and $2,474, respectively. The total fair value of nonvested restricted stock at August 29, 2009 was $7,228.

We repurchased 142 restricted stock shares during the 13 weeks ended August 29, 2009. There were no restricted stock repurchases during the 13 weeks ended August 30, 2008. We repurchased 24,808 and 30,383 restricted stock shares during the 39 weeks ended August 29, 2009 and August 30, 2008, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. We do not expect any additional restricted stock shares to be repurchased in fiscal 2009.

A summary of deferred compensation unit activity as of August 29, 2009, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2008	238,095	107,401	345,496
Participant contributions	17,865	3,309	21,174
Company match contributions	32,321	753	33,074
Payouts	(20,622)	(12,345)	(32,967)

Units outstanding August 29, 2009	267,659	99,118	366,777

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Weighted-average common shares - basic	48,342,997	48,221,605	48,312,164	51,983,814
Equivalent shares from share-based compensations plans	899,193	836,893	719,062	805,966

Weighted-average common and common equivalent shares - diluted	49,242,190	49,058,498	49,031,226	52,789,780

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

Options to purchase 655,878 and 659,276 shares of common stock at the weighted-average exercise price of $26.38 and $26.62 for the 13 week periods ended August 29, 2009 and August 30, 2008, respectively, and options to purchase 1,469,370 and 687,398 shares of common stock at the weighted-average exercise price of $19.96 and $26.67 for the 39 week periods ended August 29, 2009 and August 30, 2008, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income

The components of total comprehensive income follow:

	13 Weeks Ended		39 Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net income	$35,413	$21,716	$59,087	$61,295
Other comprehensive income
Foreign currency translation, net	4,615	(28,253)	53,762	(7,718)
Gain (loss) on interest rate swap, net of tax	—	190	—	(285)

Total comprehensive income	$40,028	$(6,347)	$112,849	$53,292

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive Income	August 29, 2009	November 29, 2008
Foreign currency translation adjustment	$66,027	$12,265
Defined benefit pension plans adjustment net of taxes	(51,095)	(49,209)
Interest rate swap	—	(110)

Total accumulated other comprehensive income	$14,932	$(37,054)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 29, 2009 and August 30, 2008
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2009	2008	2009	2008
Service cost	$1,105	$1,432	$242	$295	$103	$364
Interest cost	4,260	4,148	1,833	2,000	787	1,204
Expected return on assets	(5,693)	(6,212)	(1,719)	(2,286)	(840)	(972)
Amortization:
Prior service cost	26	76	(1)	—	(1,159)	(231)
Actuarial (gain)/ loss	27	41	244	54	1,043	933
Transition amount	—	—	5	5	—	—

Net periodic cost (benefit)	$(275)	$(515)	$604	$68	$(66)	$1,298

	39 Weeks Ended August 29, 2009 and August 30, 2008
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2009	2008	2009	2008
Service cost	$3,316	$4,296	$692	$875	$311	$1,092
Interest cost	12,779	12,444	5,210	5,937	2,362	3,612
Expected return on assets	(17,078)	(18,636)	(4,874)	(6,808)	(2,521)	(2,916)
Amortization:
Prior service cost	78	228	(3)	(1)	(3,477)	(693)
Actuarial (gain)/ loss	82	123	692	162	3,129	2,799
Transition amount	—	—	15	15	—	—

Net periodic cost (benefit)	$(823)	$(1,545)	$1,732	$180	$(196)	$3,894

In the third quarter of 2009, we contributed $10 million to our U.S. Pension Plan to, in part, meet regulatory funding requirements under the Pension Protection Act. The Act which was signed into law in August 2006, encourages employers to fully fund their defined benefit pension plans and meet incremental plan funding thresholds prior to 2011. In addition, the Act imposes certain consequences on our defined benefit plans if they do not meet certain minimum funding levels. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. We are currently evaluating the need for further contributions to be made during the remainder of fiscal 2009.

Note 7: Inventories

The composition of inventories follows:

	August 29, 2009	November 29, 2008
Raw materials	$61,474	$74,800
Finished goods	70,280	90,517
LIFO reserve	(19,302)	(22,159)

Total inventories	$112,452	$143,158

Note 8: Derivatives

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

We enter into derivative contracts with a group of investment grade multinational commercial banks. Each of these banks is a participant in our revolving credit facility. We evaluate the credit quality of each of these banks on a periodic basis as warranted.

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

As of August 29, 2009, we had forward foreign currency contracts maturing between September 3, 2009 and April 10, 2010. The mark-to-market effect associated with these contracts was a net gain of $257 at August 29, 2009. These net gains were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 29, 2009, $603 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of August 29, 2009, we had recorded $1,547 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the quarter ended August 29, 2009, we settled one asbestos-related lawsuit for $50. Insurers have paid or are expected to pay $35 of that amount. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4,280 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,068 based on a probable liability of $4,280. During the second quarter of 2009 we paid $1,079 toward this settlement, with our insurers paying $507 of that amount. Given that the remaining settlement payouts are expected to occur on certain dates over a four-year period and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $3,082 and recorded a receivable of $1,490 as of August 29, 2009.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of August 29, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3,915 and $2,188, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

	13 Weeks Ended
	August 29, 2009			August 30, 2008
($ in millions)	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$139,353	$6,914	$21,469	$159,238	$8,653	$14,266
EMEA	93,983	2,278	7,198	112,437	2,975	8,622
Latin America	49,635	12	1,448	55,694	539	1,887
Asia Pacific	32,358	588	1,976	34,617	478	1,921

Total	$315,329		$32,091	$361,986		$26,696

	39 Weeks Ended
	August 29, 2009			August 30, 2008
($ in millions)	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$393,820	$18,057	$51,348	$448,218	$24,803	$44,590
EMEA	258,442	5,817	15,395	327,975	8,549	29,045
Latin America	155,502	53	4,282	167,301	1,804	5,585
Asia Pacific	85,322	1,878	1,351	97,905	647	6,424

Total	$893,086		$72,376	$1,041,399		$85,644

Reconciliation of operating income to income before income taxes, minority interests and income from equity investments:

	13 Weeks Ended		39 Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Operating income	$32,091	$26,696	$72,376	$85,644
Goodwill and other impairment charges	—	(525)	(790)	(525)
Other income, net	18,487	774	16,142	2,887
Interest expense	(1,680)	(3,872)	(6,266)	(10,742)

Income before income taxes, minority interests and income from equity investments	$48,898	$23,073	$81,462	$77,264

Note 11: Income Taxes

As of August 29, 2009, we had a $10.7 million liability recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $7.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of August 29, 2009, we had accrued approximately $2.3 million of net interest and penalties relating to unrecognized tax benefits. During the third quarter of 2009 our recorded liability for unrecognized tax benefits decreased by $1.3 million in both U.S. and foreign jurisdictions.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal or Swiss income tax examination for years prior to 2005. There has been no U.S.

federal or Swiss income tax examination for 2005 and subsequent years, however we have received notification of a U.S. federal examination for 2007 that will begin the first quarter of 2010. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

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

Prior to performing the goodwill impairment assessment, we first concluded that the economic downturn, especially as it related to construction-related markets, in the latter part of 2008 was a triggering event according to paragraph 8 of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This required us to assess the TEC/Roanoke asset group within the specialty construction business component to determine if the carrying value of the asset group exceeded its fair value. The primary asset within this asset group is the customer relationship intangible asset that had been acquired in the Roanoke acquisition in 2006. The net book value of the customer relationship intangible as of November 29, 2008 was $113.2 million. The carrying value of the entire asset group was $173.8 million. Our assessment determined that the projected undiscounted cash flows of the asset group over the remaining life of the customer relationship intangible asset were $292.2 million. This represented an excess to the carrying value of the asset group of $118.4 million; therefore our conclusion was that the assets were not impaired.

The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $0.8 million ($0.5 million after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99.1 million prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13.3 million.

A summary of goodwill activity for the first nine months of 2009 is presented below:

Balance at November 29, 2008	$88,823
Goodwill impairment charges	(790)
Currency impact	(597)

Balance at February 28, 2009	87,436
Nordic Adhesive acquisition	2,957
Currency impact	8,785

Balance at May 30, 2009	99,178
Final valuation of Nordic Adhesive acquisition	(260)
Currency impact	1,021

Balance at August 30, 2009	$99,939

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 29, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	August 29, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$113,703	$113,703	$—	$—	$—
Derivative assets	599	—	599	—	—
Goodwill	13,337			13,337	(790)

Liabilities:
Derivative liabilities	$342	$—	$342	$—	$—

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

Note 14: Subsequent Event

We have evaluated subsequent events through October 1, 2009, the date the unaudited consolidated financial statements were issued. No subsequent events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2008 for important background information related to the business.

The global economic conditions continued to have a negative impact on our year-over-year net revenue performance. In the third quarter of 2009, net revenue of $315.3 million was 12.9 percent less than the third quarter of 2008. We did however see positive signs in our sales volumes as compared to the second quarter of 2009. Whereas the second quarter and first six months of 2009 reflected sales volume declines in excess of 15.0 percent as compared to 2008, the third quarter volume decline year-over-year was 12.4 percent. New business wins contributed to the improved volume performance. The gross profit margin for the third quarter of 31.8 percent was 680 basis points above the 25.0 percent recorded in the third quarter of 2008. Decreases in raw material costs, product line reformulations and selling price discipline all contributed to the improved margin.

During the third quarter we settled a lawsuit with the former owners of the Roanoke Companies Group, a business we acquired in 2006. The settlement resulted in a pretax gain for the third quarter of $18.8 million, which was $11.8 million after tax or $0.24 per diluted share.

Net income for the third quarter of $35.4 million was $13.7 million, or 63.1 percent above the net income in the third quarter of 2008. On a diluted earnings per share (EPS) basis, the third quarter of 2009 was $0.72 as compared to $0.44 in the third quarter of 2008. Last year’s third quarter included a one-time tax benefit of $4.3 million, or $0.09 per diluted share.

Through the first nine months of 2009 net revenue decreased 14.2 percent and net income decreased 3.6 percent from the first nine months of 2008. The diluted EPS was $1.21 for the first nine months of 2009 as compared to $1.16 for the same period last year. The first nine month diluted EPS figures for 2009 were impacted by a 7.1 percent reduction in the weighted average number of diluted shares resulting primarily from our share repurchase programs that began in the third quarter of 2007 and ended in the second quarter of 2008.

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

•	In Asia Pacific, the consumer reporting unit has been integrated into the adhesives management structure resulting in the Asia Pacific operating segment having only one reporting unit.

Results of Operations

Net Revenue:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Net revenue	$315.3	$362.0	(12.9)%	$893.1	$1,041.4	(14.2)%

We review variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2009 compared to the same periods in 2008.

( ) = Decrease	13 Weeks Ended August 29, 2009	39 Weeks Ended August 30, 2008
Product pricing	2.8%	4.5%
Sales volume	(12.4)%	(14.1)%
Currency	(4.2)%	(5.3)%
Acquisitions	0.9%	0.7%

	(12.9)%	(14.2)%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, was a negative 9.6 percent (negative 12.4 percent from sales volume and positive 2.8 percent from selling prices) in the third quarter of 2009 as compared to the same period last year. Organic sales growth was a negative 9.6 percent (negative 14.1 percent from sales volume and positive 4.5 percent from selling prices) in the first nine months of 2009 as compared to the same periods last year. The slow economy continued to have a negative impact on sales volume in the third quarter and first nine months of 2009. The volume trend improved in the third quarter however as both the first and second quarters of 2009 recorded sales volume decreases in excess of 15.0 percent as compared to 2008. The negative currency effects resulted from the stronger U.S. dollar as compared to most major foreign currencies as compared to the third quarter and first nine months of 2008. The negative currency effects resulted primarily from the fluctuations in the Euro, Australian dollar and Canadian dollar. The net revenue variances from acquisitions were due to the Egymelt acquisition that closed in the fourth quarter of 2008 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of Sales:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Cost of Sales:	$214.9	$271.5	(20.9)%	$628.3	$764.2	(17.8)%
Percent of net revenue	68.2%	75.0%		70.3%	73.4%

The cost of sales decreased 20.9 percent from the third quarter of 2008 and 17.8 percent compared to the first nine months of 2008. The decrease was driven primarily by the 12.4 percent and 14.1 percent decline in sales volume for the third quarter and first nine months, respectively. Lower raw material prices and the effects of foreign currency fluctuations also contributed to the lower cost of sales in 2009 as compared to 2008. The deflation in raw material prices also resulted in a LIFO credit of $1.0 million in cost of sales in the third quarter of 2009 as compared to a LIFO expense of $2.2 million in the third quarter of 2008, when raw material prices were increasing. The third quarter of 2009 cost of sales included $1.1 million of charges related to the realignment of production capacity in the North America operating segment.

Gross Profit Margin:

	13 Weeks Ended			39 Weeks Ended
	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Gross Profit Margin:	$100.4	$90.5	11.0%	$264.8	$277.2	(4.5)%
Percent of net revenue	31.8%	25.0%		29.7%	26.6%

The higher gross profit margin for both the third quarter and first nine months of 2009 as compared to the same periods in 2008 was driven primarily by the combination of lower raw material costs, product line reformulations and management of our selling prices. Average selling prices increased 2.8 percent and 4.5 percent for the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008.

Selling, General and Administrative (SG&A) Expenses:

	13 Weeks Ended			39 Weeks Ended
	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
SG&A	$68.3	$63.8	7.2%	$192.4	$191.5	0.5%
Percent of net revenue	21.7%	17.6%		21.5%	18.4%

SG&A expenses increased $4.5 million from the third quarter of 2008 and $0.9 million from the first nine months of 2008. The expenses increased compared to last year due to the magnitude and timing of variable compensation costs, the additional expenses related to businesses acquired and costs associated with investments made in the past several quarters to support future growth. The increase in SG&A expenses as a percent of net revenue for both the third quarter and first nine months of 2009 was also impacted by the lower net revenue levels. The SG&A expenses are generally fixed in nature over the short term and therefore do not fluctuate as rapidly as the net revenue figures.

Goodwill and other impairment charges:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Goodwill and other impairment charges	$—	$0.5	(100.0)%	$0.8	$0.5	50.5%

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the specialty construction reporting unit. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work. There were no additional charges in the third quarter of 2009.

Other Income, net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Other Income, net	$18.5	$0.8	NMP	$16.2	$2.9	NMP

NMP = Non-meaningful percentage

The $18.8 million gain from the Roanoke litigation settlement referred to in the ‘Overview’ section of this report was recorded as other income in the third quarter of 2009. Interest income was $0.2 million in the third quarter of 2009 and $1.6 million in the third quarter of 2008. Interest income was $0.9 million in the first nine months of 2009 and $5.0 million in the first nine months of 2008. The lower interest rates in the first nine months of 2009 as compared to 2008 was the primary reason for the lower interest income however lower average cash balance also contributed to the decrease. Currency transaction and re-measurement losses in the third quarter 2009 were $0.8 million as compared to losses of $0.5 million in the third quarter of 2008. Currency transaction and re-measurement losses in the first nine months of 2009 were $3.2 million as compared to losses of $1.5 million in the first nine months of 2008. Fluctuations in currency exchange rates during the first nine months of 2009 combined with changes in foreign currency exposures were the main reasons for the higher losses in 2009 as compared to last year.

Interest Expense:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Interest Expense	$1.7	$3.9	(56.6)%	$6.3	$10.7	(41.7)%

The year-over-year decrease in the interest expense was due to the lower average debt balance and lower interest rates in 2009 as compared to 2008.

Income Taxes:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Income Taxes	$15.1	$2.3	NMP	$26.2	$17.8	46.9%
Effective tax rate	30.9%	9.8%		32.1%	23.1%

NMP = Non-meaningful percentage

Income tax expense in the third quarter of 2009 of $15.1 million included $1.3 million of discrete tax benefits in both the U.S. and foreign jurisdictions and $7.0 million of tax expense related to the $18.8 million gain associated with the Roanoke litigation settlement. Excluding these two items, the overall effective tax rate decreased in the third quarter as compared to the first six months of the year because of a favorable mix of pretax earnings generation. The income tax expense in the third quarter of 2008 included a tax benefit of $4.3 million related to the determination that it was more likely than not that tax operating loss carryforwards in our Brazilian subsidiary would be utilized in the future.

Minority Interests in (Income) Loss of Subsidiaries:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Minority Interests in (Income) Loss of Subsidiaries	$(0.05)	$0.04	NMP	$0.06	$0.15	(63.6)%

NMP = Non-meaningful percentage

Improvements in the operating performance of our China entities resulted in minority interest expense of $49 thousand in the third quarter of 2009 as compared to a $43 thousand credit on this line in the third quarter of 2008. In the third quarter of 2008 the China entities recorded operating losses. The nine month year-to-date variance of additional minority interest expense of $98 thousand as compared to last year was nearly all accounted for by the improved third quarter performance in China.

Income from Equity Investments:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Income from Equity Investments	$1.7	$0.9	93.6%	$3.7	$1.7	120.8%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The third quarter and first nine months results reflected the higher net income recorded by the joint venture in 2009 compared to the same periods of 2008 due mainly to stronger gross profit margins.

Net Income:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Net Income	$35.4	$21.7	63.1%	$59.1	$61.3	(3.6)%
Percent of net revenue	11.2%	6.0%		6.6%	5.9%

The net income for the third quarter of 2009 included $11.8 million or $0.24 per diluted share from the Roanoke litigation settlement while the net income in the third quarter of 2008 included $4.3 million or $0.09 per share of discrete tax benefits associated with our Brazilian subsidiary. Excluding these items, the net income improvement in the third quarter of 2009 was primarily the result of the 680 basis point improvement in the gross profit margin. Net income for the first nine months of 2009 was 3.6 percent below the net income generated in the first nine months of 2008; however the diluted EPS in 2009 was $1.21 per share as compared to $1.16 per share for the first nine months of 2008. The higher EPS was the direct result of our share repurchase programs that ended in the second quarter of 2008.

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

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$139.4	44%	$159.2	44%	$393.9	44%	$448.2	43%
EMEA	94.0	30%	112.5	31%	258.4	29%	328.0	32%
Latin America	49.6	16%	55.7	15%	155.5	17%	167.3	16%
Asia Pacific	32.3	10%	34.6	10%	85.3	10%	97.9	9%

Total	$315.3	100%	$362.0	100%	$893.1	100%	$1,041.4	100%

Operating Income (loss) by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$21.4	67%	$14.3	54%	$51.3	71%	$44.6	52%
EMEA	7.2	22%	8.6	32%	15.4	21%	29.0	34%
Latin America	1.5	5%	1.9	7%	4.3	6%	5.6	7%
Asia Pacific	2.0	6%	1.9	7%	1.4	2%	6.4	7%

Total	$32.1	100%	$26.7	100%	$72.4	100%	$85.6	100%

The following table provides a reconciliation of operating income to income before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Operating income	$32.1	$26.7	$72.4	$85.6
Goodwill and other impairment charges	—	(0.5)	(0.8)	(0.5)
Other income, net	18.5	0.8	16.2	2.9
Interest expense	(1.7)	(3.9)	(6.3)	(10.7)

Income before income taxes, minority interests and income from equity investments	$48.9	$23.1	$81.5	$77.3

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Adhesives	$108.3	$118.1	(8.4)%	$306.6	$337.2	(9.1)%
Specialty Construction	31.1	41.1	(24.4)%	87.3	111.0	(21.4)%

Total	$139.4	$159.2	(12.5)%	$393.9	$448.2	(12.1)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 29, 2009 vs August 30, 2008			39 Weeks Ended August 29, 2009 vs August 30, 2008
( ) = Decrease	Adhesives	Specialty Construction	Total	Adhesives	Specialty Construction	Total
Pricing/Sales Volume	(7.6)%	(24.4)%	(12.0)%	(7.8)%	(21.4)%	(11.1)%
Currency	(0.7)%	—	(0.5)%	(1.3)%	—	(1.0)%

Total	(8.4)%	(24.4)%	(12.5)%	(9.1)%	(21.4)%	(12.1)%

The following table reflects the operating income by component of the North America operating segment.

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Adhesives	$19.9	$13.4	48.4%	$50.9	$42.3	20.5%
Specialty Construction	1.5	0.9	83.9%	0.4	2.3	(82.8)%

Total	$21.4	$14.3	50.5%	$51.3	$44.6	15.1%

Segment profit margin %	15.4%	9.0%		13.0%	9.9%

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

Total North America: The continued slowdown in the U.S. economy was the primary driver for net revenue declining 12.5 percent in the third quarter and 12.1 percent in the first nine months of 2009 as compared to the prior year. The economic slowdown impacted all markets with the construction-related markets still being hit the hardest. Sales volume for the third quarter decreased 16.1 percent while average selling prices were 4.1 percent above the third quarter of last year. For the first nine months, sales volume decreased 17.1 percent while average selling prices were 6.0 percent above the same period last year. The sales volume declines leveled off in the third quarter with a decrease from the third quarter of 2008 of 16.1 percent. The year-over-year volume decline in the second quarter of 2009 was 18.4 percent. The increase in average selling prices resulted from pricing actions taken in the second half of 2008 in response to the escalation in raw material costs. Raw material prices were approximately 15 percent lower in the third quarter of 2009 as compared to the third quarter of 2008, resulting in an improved gross profit margin in 2009 as compared to 2008. Another impact from the decrease in raw material prices relates to the fact that U.S. inventories are valued on a last-in first-out (LIFO) basis. In a period of declining prices there is a positive impact on the gross profit margin while in an inflationary environment such as in 2008 there is a negative impact on the margin. In the third quarter of 2009 the LIFO credit to the income statement was $1.0 million as compared to a

LIFO expense of $2.2 million in the third quarter of 2008. For the first nine months of 2009 the LIFO credit was $2.9 million as compared to LIFO expense of $3.5 million in the first nine months of 2008. Improvements in the gross profit margin combined with disciplined spending in the SG&A expenses resulted in the third quarter operating income increasing more than 50 percent over the third quarter of 2008. Through nine months of 2009 the operating income was 15.1 percent above the first nine months of 2008.

Adhesives: Net revenue in the Adhesives component declined 8.4 percent and 9.1 percent in the third quarter and first nine months of 2009, respectively as compared to last year. Increases in average selling prices of 4.4 percent as compared to the third quarter of 2008 partially offset the 12.0 percent decrease in sales volume. Similar to the third quarter net revenue variances, for the first nine months of 2009 the declines in sales volume were 14.7 percent while average selling prices increased 6.9 percent as compared to the first nine months of 2008. The adhesives sales volumes were down across most major product lines and industries as a result of the slow U.S. economy. In the third quarter of 2009 a $1.1 million charge was recorded in cost of sales related to the realignment of one of the adhesives manufacturing facilities. Decreases in raw material prices combined with effective selling price management resulted in an improved gross profit margin in both the third quarter and first nine months of 2009 as compared to 2008. SG&A expenses in the third quarter increased from the third quarter of 2008 as key management vacancies were filled, investments were made in sales and marketing and variable compensation expenses increased as the financial performance improved. Overall, the gross profit margin improvement was the key driver in operating income increasing 48.4 percent in the third quarter and 20.5 percent for the first nine months of 2009 as compared to the same periods of 2008, respectively.

Specialty Construction: The construction-related industries in the U.S continued to be sluggish in 2009, especially residential market conditions. This was the primary factor in the specialty construction net revenue declining 24.4 percent in the third quarter of 2009 as compared to the third quarter of 2008 and 21.4 percent in the first nine months of 2009 as compared to the same period last year. Decreases in raw material costs for both the third quarter and first nine months of 2009 were the primary reason for improvements in the gross profit margin in 2009 as compared to 2008. Manufacturing costs in the third quarter of 2009 decreased from the same period in 2008 as costs were managed downward in response to the lower sales volume. Savings related to the project implemented earlier in 2009 to realign production capacity contributed to the reduced manufacturing costs in the third quarter. The strength of the gross profit margin drove the operating income to an 84 percent increase over the third quarter of 2008. For the first nine months of 2009 the operating income was $1.9 million or 83 percent below the first nine months of 2008.

EMEA:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Net Revenue	$94.0	$112.5	(16.4)%	$258.4	$328.0	(21.2)%
Operating Income	$7.2	$8.6	(16.5)%	$15.4	$29.0	(47.0)%

Segment profit margin%	7.7%	7.7%		6.0%	8.9%

The following table provides details of the EMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 Weeks Ended August 29, 2009 vs August 30, 2008	39 Weeks Ended August 29, 2009 vs August 30, 2008
Pricing/Sales Volume	(9.0)%	(11.3)%
Currency	(10.3)%	(12.0)%
Acquisition/Divesture	2.9%	2.1%

Total	(16.4)%	(21.2)%

Total EMEA: The rate of decline in the European economy slowed down in the third quarter of 2009. Sales volume in EMEA declined 9.0 percent compared to the third quarter of 2008 and 12.7 percent for the first nine months of 2009 compared to the same period last year. The year-over-year volume decline in the third quarter of 2009 was an improvement from the second quarter volume decline of 12.6 percent. On a sequential basis, the third quarter net revenue was higher than the second quarter of 2009 despite the seasonal decrease in demand during July and August. The year-over-year sales volumes were down across all major industries, with construction and durables applications showing the largest volume declines. The impact of the stronger U.S. dollar in 2009 as compared to 2008 had negative impacts on the 2009 net revenue of 10.3 percent and 12.0 percent for the third quarter and first nine months, respectively, as compared to the same periods in 2008. Declines in raw material prices and a focus on procurement resulted in improved gross profit margins in the third quarter and first nine months of 2009 as compared to the same periods of 2008. SG&A expenses increased in the third quarter partially due to the incremental expenses related to the Egymelt and Nordic acquisitions as well as investments made in the sales and marketing area. The resulting operating income was below the third quarter of 2008 by $1.4 million or 16.5 percent and below the first nine months of 2008 by $13.6 million or 47.0 percent. The estimated currency effects on the third quarter and first nine months of 2009 operating income were a negative $1.1 million and a negative $3.8 million, respectively as compared to the same periods of 2008.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Adhesives	$27.5	$29.2	(5.7)%	$82.0	$84.1	(2.5)%
Paints	22.1	26.5	(16.6)%	73.5	83.2	(11.7)%

Total Latin America	$49.6	$55.7	(10.9)%	$155.5	$167.3	(7.1)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 29, 2009 vs August 30, 2008			39 Weeks Ended August 29, 2009 vs August 30, 2008
( ) = Decrease	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	(5.7)%	(16.6)%	(10.9)%	(2.5)%	(11.7)%	(7.1)%

The following table reflects the operating income by component of the Latin America operating segment.

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Adhesives	$2.4	$1.3	83.3%	$4.7	$4.3	9.6%
Paints	(0.9)	0.6	NMP	(0.4)	1.3	NMP

Total Latin America	$1.5	$1.9	(23.3)%	$4.3	$5.6	(23.3)%

Segment profit margin %	2.9%	3.4%		2.8%	3.3%

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

Total Latin America: Net revenue decreased 10.9 percent in the third quarter and 7.1 percent for the first nine months of 2009 as compared to the same periods of 2008. The macro economic environment worsened in Latin America during the third quarter of 2009 and our sales volumes reflected that with both the adhesives and paints components recording significant year-over-year volume declines. The sales volume in the paints component was hit especially hard as this is a more consumer-driven market than adhesives and therefore, was impacted more negatively by the slow economy. The Latin America gross profit margin increased from 2008 for both the third quarter and first nine months of 2009 due to reductions in raw material costs and increases in average selling prices as compared to 2008. Operating income for the Latin America segment was 23.3 percent below 2008 for both the third quarter and first nine months of 2009.

Adhesives: Sales volume decreases of 9.4 percent in the third quarter were partially offset by increases on average selling prices of 3.7 percent. Through nine months of 2009 the volume declines were 8.5 percent and the increase in average selling prices was 6.0 percent. The gross profit margin improved from the third quarter and first nine months of 2008 as raw material prices declined in the first nine months of 2009. The improved gross profit margin was the primary reason for the 83.3 percent operating income improvement in the third quarter of 2009 as compared to the third quarter of 2008. The stronger operating income performance in the third quarter drove the year-to-date operating income to an improvement of 9.6 percent as compared to the first nine months of 2008.

Paints: Sales volume declined 20.8 percent in the third quarter and 17.7 percent in the first nine months of 2009 as compared to 2008. The volume decline was partially offset by increases in average selling prices of 4.2 percent for the third quarter and 6.0 percent for the first nine months. The sales volume declines were more prevalent on the distribution, or construction part of the paints business as compared to the retail part of the business. This shift in product mix had a positive impact on the gross profit margin but not nearly enough to offset the negative effects of the lower sales volume. Operating income turned to a loss in the third quarter of 2009 of $0.9 million. Operating income was $0.6 million in the third quarter of 2008. The weakness in the third quarter resulted in an operating loss of $0.4 million for the first nine months of 2009 as compared to income of $1.3 million for the same period in 2008.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008	2009 vs 2008	August 29, 2009	August 30, 2008	2009 vs 2008
Net Revenue	$32.3	$34.6	(6.5)%	$85.3	$97.9	(12.9)%
Operating Income	$2.0	$1.9	2.8%	$1.4	$6.4	(79.0)%

Segment profit margin %	6.1%	5.5%		1.6%	6.6%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

( ) = Decrease	13 Weeks Ended August 29, 2009 vs August 30, 2008	39 Weeks Ended August 29, 2009 vs August 30, 2008
Pricing/Sales Volume	1.9%	(1.3)%
Currency	(8.4)%	(11.6)%

Total	(6.5)%	(12.9)%

Total Asia Pacific: The Asia Pacific segment experienced somewhat of a turnaround in the third quarter of 2009. This was the only segment to show year-over-year organic growth in the third quarter of 2009. Sales volume, which had declined 11.0 percent in the second quarter of 2009 as compared to 2008, decreased by 2.7 percent in the third quarter. New customer wins and economic recovery in some markets both contributed to the improved sales volume performance. Average selling prices had a positive 4.6 percent impact on net revenue in the quarter as compared to the third quarter of 2008 and a positive 5.5 percent impact on net revenue in the first nine months as compared to the same period of 2008. The increases in average selling prices were the result of actions taken in the second half of 2008 in response to the escalation in raw material costs during that time. Raw material prices in the third quarter of 2009 were below last year resulting in an improved gross profit margin. The resulting operating income of $2.0 million was 2.8 percent above the third quarter of 2008. The stronger third quarter performance brought the nine month year-to-date operating income out of a loss position to a positive $1.4 million. The operating income in the first nine months of 2008 was $6.4 million.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 29, 2009 were $180.1 million as compared to $80.4 million as of November 29, 2008 and $207.1 million as of August 30, 2008. Total long and short-term debt was $243.9 million as of August 29, 2009, $240.1 million as of November 29, 2008 and $339.5 million as of August 30, 2008. The capitalization ratio as measured by Total Debt divided by (Total Debt plus Stockholders’ Equity) was 27.5 percent as of August 29, 2009 as compared to 31.0 percent as of November 29, 2008 and 34.4 percent as of August 30, 2008. The lower ratio as of August 29, 2009 compared to November 29, 2008 was due primarily to the $106.4 million increase in stockholders’ equity through the first nine months of 2009. The increase in stockholders’ equity resulted from net income generation as well as the favorable effects of foreign currency translation adjustments. As compared to August 30, 2008 the capitalization ratio also benefited from the reduced total debt level.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in the cost of financing the Company. At August 29, 2009, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 29, 2009
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility and Term Loan	Not less than 2.5	15.81

Total Indebtedness / TTM EBITDA	Revolving Credit Facility and Term Loan	Not greater than 3.5	1.52

Total Debt / Total Capital	1994 and 1998 Private Placement	Not greater than 70%	27.5%

Total Stockholders’ Equity	1994 Private Placement	Not less than $150,000	$641,985

Total Stockholders’ Equity	1998 Private Placement	Not less than $200,000	$641,985

TTM = trailing 12 months

EBITDA is defined as income from continuing operations plus goodwill and other impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

Total Indebtedness is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments plus maximum letters of credit drawing amount. As of August 29, 2009 the maximum letters of credit drawing amount was $3,158.

Total Debt is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments.

Total Capital is defined as total debt plus total stockholders’ equity.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2009. On June 2, 2009 we paid the current installment of $25.0 million on the senior long-term debt, using available cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio. In the second quarter of 2009 we changed the calculation for the Accounts Receivable DSO and Inventory days on hand. For DSO, we previously used a 90 day sales calculation and we have changed to a 56 day calculation, which represents the last two months of the quarter. This provides a better representation of the DSO, which were 54 days as of August 29, 2009. For inventory days on hand, we previously used a 5-quarter average for the inventory and a previous 12 months for the cost of sales (denominator). The purpose of this calculation was to smooth out the significant quarterly fluctuations. We have now changed to use the previous 56 days of cost of sales and the actual inventory as of the quarter-end date. We believe both of these metrics now provide a better representation of the current business activity and are more aligned with how the businesses are managed. The new formulas for the calculations are shown below the tables:

	August 29, 2009	August 30, 2008
Net working capital as a percentage of annualized net revenue[1]	16.4%	15.5%
Accounts receivable DSO[2]	54 Days	54 Days
Inventory days on hand[3]	49 Days	53 Days
Free cash flow[4]	$92.3 million	$11.2 million
Debt capitalization ratio[5]	27.5%	34.4%

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at August 29, 2009 was 7.1 percent as compared to 8.1 percent at November 29, 2008. Lower operating income in the first nine months of 2009 as compared to the first nine months of 2008 was the primary reason for the decrease in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of August 29, 2009
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	$352.1	$352.1
Selling, general and administrative expenses	(255.8)	(255.8)

Operating income	96.3	96.3
Taxes[1]	(27.9)	(35.0)
Depreciation and amortization	44.9	44.9
Maintenance capital expenditures[2]	(16.5)	(21.7)

Gross cash flow	$96.8	$84.5
Gross investment	$1,356.1	$1,356.1
Return on gross investment	7.1%	6.2%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any one time, discrete items.

[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008
Net cash provided by operating activities	$117.3	$34.8

Changes in net working capital (trade receivables, inventory and accounts payable) accounted for the majority of the 82.5 million increase in cash flow from operating activities in the first nine months of 2009 as compared to the same period in 2008. The reduced sales and purchasing activity due to the slow economy and our focus on working capital management have both yielded positive cash flow results. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net - Changes resulted in a $25.5 million source of cash in the first nine months of 2009 as compared to a $2.8 million use of cash in the first nine months of 2008. The lower sales activity was the primary reason for the decrease in trade receivables. The DSO was 54 days at both August 29, 2009 and August 30, 2008

•

Inventory – Decreases in inventory resulted in a $38.1 million source of cash in the first nine months of 2009 as compared to a use of cash of $13.4 million in the first nine months of 2008. Inventory days on hand were 49 days as of August 29, 2009 as compared to 53 days as of August 30, 2008. The improvement in days on hand resulted from various initiatives such as the realignment of manufacturing facilities, inventory reduction programs in our Latin America operations and a focus on reducing aged inventory in the Asia Pacific operating segment.

•

Accounts Payable – Changes in accounts payable resulted in a use of cash of $43.0 million in the first nine months of 2009 as compared to a use of $14.8 million in the first nine months of 2008. Nearly 90 percent of the $43.0 million use of cash in 2009 was recorded in the first quarter as year-end accounts payable balances were paid but new inventory was not being purchased at the same rate due to the depressed economy. Also, the year-end inventories were at higher prices than the prices being recorded for new inventory during 2009.

Changes in accrued compensation resulted in a source of cash of $11.4 million in the first nine months of 2009 as compared to a use of $9.1 million in the same period of 2008. Variable compensation payouts were lower in the first nine months of 2009 as compared to the first nine months of 2008. Also, accruals for variable compensation in 2009 were higher than the accruals for the same period in 2008; a direct result of the improvement in financial performance in 2009 as compared to 2008. Changes in other assets were a use of cash of $2.7 million for the first nine months of 2009 compared to a use of cash of $15.2 million for the same period last year. Changes in accrued pensions reflect the impact of a $10 million contribution made to the U.S. pension plan in the third quarter of 2009.

Cash Flows from Investing Activities:

	39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008
Net cash used in investing activities	$(19.2)	$(13.3)

Purchases of property plant and equipment were $15.2 million in the first nine months of 2009 as compared to $13.4 million for the same period of 2008. We purchased the outstanding shares of Nordic Adhesive Technology for $4.2 million in the second quarter of 2009. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008
Net cash used in financing activities	$(6.2)	$(42.3)

Long-term debt proceeds and repayments netted to $3.0 for the first nine months of 2009. Included in the repayments of long-term debt for both 2009 and 2008 was the $25.0 million payment on the senior long-term debt. Cash dividends paid on common stock were $9.8 million and $10.2 million in the first nine months of 2009 and 2008, respectively. In 2008, the $200.8 million of repurchases of common stock was offset by $200.0 million of new financing from the revolving credit agreement.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
($ in millions)	August 29, 2009	August 30, 2008
Net cash used in operating activities of discontinued operations	$—	$(15.2)

The cash used in 2008 related to discontinued operations consisted primarily of income tax payments made in conjunction with the pretax gain on the disposal of the automotive business in 2007.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on the results of operations of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 29, 2009 would be approximately $2.1 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition.

Approximately 57 percent of net revenue was generated outside of the United States for the first nine months of 2009. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on the financial results of the first 39 weeks of 2009, and foreign currency balance sheet positions as of August 29, 2009, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.5 million or $0.05 per diluted share.

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

For the first three quarters ended August 29, 2009, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.  Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of August 29, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 29, 2009, $0.6 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the initial remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision if certain criteria are met. As of August 29, 2009, we had reserved $1.5 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

During the quarter ended August 29, 2009, we settled one asbestos-related lawsuit for $50 thousand. Insurers have paid or are expected to pay $35 thousand of that amount. As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4.3 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.1 million based on a probable liability of $4.3 million. During the second quarter of 2009 we paid $1.1 million toward this settlement, with our insurers paying $0.5 million of that amount. Given that the remaining settlement payouts are expected to occur on certain dates over a four-year period and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $3.1 million and recorded a receivable of $1.5 million as of August 29, 2009.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries if certain criteria are met. As of August 29, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3.9 million and $2.2 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1B.  Unresolved Staff Comments

We received a comment letter from the Securities and Exchange commission (the “SEC”) Division of Corporate Finance dated September 11, 2009 regarding our Annual Report on Form 10-K for the fiscal year ended November 29, 2008. These comments are considered unresolved as of October 1, 2009 because our response back to the SEC was not yet due. However, we have incorporated into this filing with the SEC, additional disclosures that we believe are responsive to some of the SEC’s comments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. Information on purchases of equity securities, to satisfy employees’ withholding taxes upon vesting of restricted stock, during the third quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)

August 2, 2009 – August 29, 2009	142	$20.93	—	N/A

Item 6.   Exhibits

10.1	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, Amendment No. 1 dated March 14, 2006, Amendment No. 2 dated January 16, 2009
10.2	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo- Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, Amendment No. 1 dated January 16, 2009
31.1	Form of 302 Certification –Michele Volpi
31.2	Form of 302 Certification –James R. Giertz.
32.1	Form of 906 Certification –Michele Volpi
32.2	Form of 906 Certification –James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: October 1, 2009	/S/ JAMES R. GIERTZ
James R. Giertz
Senior Vice President, Chief Financial Officer

Exhibit Index

Exhibits

10.1	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, Amendment No. 1 dated March 14, 2006, Amendment No. 2 dated January 16, 2009
10.2	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo- Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, Amendment No. 1 dated January 16, 2009
31.1	Form of 302 Certification –Michele Volpi
31.2	Form of 302 Certification –James R. Giertz.
32.1	Form of 906 Certification –Michele Volpi
32.2	Form of 906 Certification –James R. Giertz