Form 10-K
period 2009-11-28
FULLER H B CO
filed 2010-01-22
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 29, 2009 was approximately $827,202,228 (based on the closing price of such stock as quoted on the New York Stock Exchange of $17.02 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,715,480 as of January 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement of the Annual Meeting of Shareholders to be held on April 15, 2010.

H.B.FULLER COMPANY

2009 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants, paints and other specialty chemical products. Sales operations span 38 countries in North America, Europe, Latin America, the Asia Pacific region, the Middle East and Africa. Industrial adhesives represent our core product offering, totaling over 80 percent of our annual revenue. Customers use our adhesives products in manufacturing common consumer goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear and footwear. We also provide adhesives for a variety of industrial applications such as water filtration products and multi-wall bags. Through leveraging strong relationships with our customers, our adhesives help improve the performance of our customers’ products or improve efficiencies in their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. Our adhesives revenue, as a percent of total net revenue, was 82 percent, 81 percent, and 80 percent for 2009, 2008 and 2007 respectively.

We have established a variety of product offerings for residential specialty construction markets such as tile-setting adhesives, grout, sealants and related products. These products are sold primarily in North America and represent approximately 10 percent, 11 percent and 12 percent of our total revenue for 2009, 2008 and 2007, respectively. Liquid paint and related products are manufactured and sold in Central America, representing approximately 8 percent of our total revenue.

Our business is reported in four regional operating segments: North America, EMEA (Europe, Middle East and Africa), Latin America and Asia Pacific. The North America segment accounted for 43 percent of 2009 net revenue. EMEA, Latin America and Asia Pacific accounted for 29 percent, 18 percent and 10 percent, respectively.

Segment Information

Each of our four operating segments apply core industrial adhesives products in a variety of markets: Assembly (appliances, filters, construction, etc.), packaging (food and beverage containers, consumer goods, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, multi-wall bags and sacks), nonwoven and hygiene (disposable diapers, feminine care, medical garments, tissue and towel), performance wood (windows, doors, wood flooring), textile (footwear, sportswear, etc.), flexible packaging, graphic arts and envelope.

The North America operating segment key business components are adhesives, about 78 percent of the segment’s annual revenue, and specialty construction. Adhesives includes a full range of specialty adhesives such as thermoplastic, thermoset, water-based and solvent-based products. Sales are primarily made through a direct sales force with a smaller portion of sales through distributors. Specialty construction includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.) and HVAC and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.). Specialty construction sales are made through a direct sales force, distributors and retailers.

The EMEA operating segment is comprised of an adhesives component with the same range of products as North America. EMEA adhesives sales are made through both a direct sales force and distributors.

The Latin America operating segment includes adhesives and liquid paints business components. The adhesives component is similar to that of North America and sales are made primarily through a direct sales force. The paints component has a leading market position, in Central America, under the Glidden® and Protecto® brands. Paints sales are primarily made through distributors and our network of retail stores located throughout Central America selling liquid paint for residential and commercial applications (architectural, marine, highway safety, etc.).

The Asia Pacific operating segment is similar to that of North America, with one exception. The Asia Pacific adhesive component also includes caulks and sealants for the consumer market, sold through retailers. Adhesives sales are made through a direct sales force and distributors.

Financial Information with respect to our segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our four regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region and the respective regions do not import significant amounts of product from other regions. At the end of 2009, we had sales offices and manufacturing plants in 17 countries outside the United States and satellite sales offices in another 17 countries.

We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in countries that are subject to U.S. economic sanctions such as Cuba, Iran, Sudan and Syria, whether through subsidiaries, joint ventures or other direct or indirect arrangements, nor do we have any assets, employees or operations in these countries.

Competition

Many of our markets are highly competitive and we maintain a healthy position due to our adhesives, sealants and coatings portfolio. Within the adhesives and other specialty chemical markets, we believe few suppliers have comparable global reach and corresponding ability to deliver quality and consistency to multinational customers. Our competition is made up of two types of companies, similar multinational suppliers and regional suppliers that typically compete in only one region and often within a narrow geographic area within a region. The multinational competitors typically maintain a broad product offering and range of technology while regional companies tend to have limited product ranges and technology.

Principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, supply assurance, technical service, quality, price and customer service.

Customers

We have cultivated strong, integrated relationships with a diverse set of customers worldwide, who are among the technology and market leaders in consumer goods, construction, and industrial markets. We pride ourselves on long-term, collaborative customer relationships and a diverse portfolio of customers where no single client accounted for more than 10 percent of consolidated net revenue.

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, filters, construction materials, wood flooring, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, labels and tapes.

Our products are delivered to customers primarily from our manufacturing plants, with additional deliveries made through distributors and retailers.

Backlog

No significant backlog of unfilled orders existed at November 28, 2009 or November 29, 2008.

Raw Materials

We use several principal raw materials in our manufacturing process, include tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials.

The majority of our raw materials are petroleum/natural gas based derivatives. Under normal conditions, raw materials are available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials; however, supply and demand balances also can have a significant impact.

Patents, Trademarks and Licenses

Much of the technology, which we use in our manufacturing processes is available in the public domain. For technology not available in the public domain, we rely on trade secrets and patents when appropriate to protect our competitive position. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents.

Agreements extend with many employees to protect rights to technology and intellectual property. Confidentiality commitments also are routinely obtained from customers, suppliers and others to safeguard proprietary information.

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Advantra®, Adalis®, Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIMTM, Rakoll®, Tile-Perfect® and ChapCo® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We also license the Glidden® trademark for use in our Latin America paints business.

Research and Development

Our investment in research and development creates new and innovative adhesive technology platforms, enhances product performance, ensures a competitive cost structure and leverages available raw materials. New product development is a key research and development outcome, providing higher-value solutions to existing customers or meeting new customers needs. Projects are coordinated globally through our network of laboratories.

Through designing and developing new polymers and new formulations, we will continue to grow in our current markets. We also develop new applications for existing products and technologies, and improve manufacturing processes to enhance productivity and product quality. Research and development efforts are closely aligned to customer needs, but we do not engage in customer sponsored activities. We foster open innovation and seek supplier-driven new technology and use links with academic and other institutions to enhance our capabilities.

Research and development expenses were $17.0 million, $16.5 million and $16.9 million in 2009, 2008 and 2007, respectively. Research and development costs are included in selling, general and administrative expenses.

Environmental, Health and Safety

We comply with applicable regulations relating to environmental protection and workers’ safety. This includes regular review of and upgrades to environmental policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $6.2 million, including approximately $1.1 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our North America and EMEA operating segment revenues have historically been lower in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities.

Employees

Approximately 3,100 individuals were employed on November 28, 2009, of which approximately 1,100 were in the United States.

Available Information

For more information about us, visit our website at: http://www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. Our SEC filings are available free of charge to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC. You may also request a copy of these filings (other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing) at no cost, by writing to or telephoning us at the following address: Office of the Corporate Secretary, H.B. Fuller Company, 1200 Willow Lake Boulevard, P.O. Box 64683, St. Paul, Minnesota 55164-0683, (651) 236-5825.

Item 1A.	Risk Factors

As a global manufacturer of adhesives, sealants, paints and other specialty chemical products, we operate in a business environment that is subject to various risks and uncertainties. Below are the most significant factors that could adversely affect our business, financial condition and results of operations.

Adverse conditions in the global economy could continue to negatively impact our customers and therefore our financial results.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Raw materials needed to manufacture products are obtained from a number of suppliers and many of the materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate, retest and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair the ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

Uncertainties in foreign political and economic conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 58 percent, or $714 million, of net revenue was generated outside the United States in 2009. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

We experience substantial competition in each of the operating segments and geographic areas in which we operate.

A wide variety of products are sold in numerous markets, each of which is highly competitive. Our competitive position in markets is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multi-national companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While we have an extensive customer base, loss of certain top customers could adversely affect our financial condition and results of operations until such business is replaced, and no assurances can be made that we would be able to regain or replace any lost customers.

Failure to protect our intellectual property could negatively impact our future performance and growth.

We continually apply for and obtain U.S. and foreign patents to protect the results of our research for use in our operations and licensing. We are party to a substantial number of patent licenses and other technology agreements. We rely on patents, confidentiality agreements and internal security measures to protect our intellectual property. Failure to protect this intellectual property could negatively affect our future performance and growth.

We may be required to record impairment charges on our long-lived assets.

Weak demand may cause underutilization of our manufacturing capacity or elimination of product lines; contract terminations or customer shutdowns may force sale or abandonment of facilities and equipment; or other events associated with weak economic conditions or specific product or customer events may require us to record an impairment on tangible assets, such as facilities and equipment, as well as intangible assets, such as intellectual property or goodwill, which would have a negative impact on our financial results.

We have lawsuits and claims against us with uncertain outcomes.

Our operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could be adverse and material in amount. See Item 3. Legal Proceedings for a discussion of current litigation.

Costs and expenses resulting from compliance with environmental laws and regulations may negatively impact our operations and financial results.

We are subject to numerous environmental laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters. The costs of complying with these laws and regulations can be significant and may increase as applicable requirements and their enforcement become more stringent and new rules are implemented. Adverse developments and/or periodic settlements could negatively impact our results of operations and cash flows. See Item 3. Legal Proceedings for a discussion of current environmental matters.

Distressed financial markets may result in dramatic deflation of asset valuations and a general disruption in capital markets.

Adverse equity market conditions and volatility in the credit markets could have a negative impact on the value of our pension trust assets and our future estimated pension liabilities, and other post-retirement benefit plans. In addition, we could be required to provide increased pension plan funding. As a result, our financial results could be negatively impacted. Reduced access to capital markets may affect our ability to invest in strategic growth initiatives such as acquisitions. In addition, the reduced credit availability could limit our customers’ ability to invest in their businesses, refinance maturing debt obligations, or meet their ongoing working capital needs. If these customers do not have sufficient access to the financial markets, demand for our products may decline.

The inability to make or effectively integrate acquisitions may affect our results.

As part of our growth strategy, we intend to pursue acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our results of operations and cash flows could be adversely affected.

Catastrophic events could disrupt our operations or the operations of our suppliers or customers, having a negative impact on our financial results.

Unexpected events, including natural disasters and severe weather events, acts of war or terrorism, supply disruptions or breaches of security of our information technology systems could increase the cost of doing business or otherwise harm our operations, our customers and our suppliers. Such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and deliver products to our customers.

The inability to attract and retain qualified personnel could adversely impact our business.

Sustaining and growing our business depends on the recruitment, development and retention of qualified employees. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company owned and contain 247,630 square feet. Manufacturing operations are carried out at 16 plants located throughout the United States and at 18 plants located in 17 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 28, 2009 (each of the listed properties is owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft	Region	Manufacturing Sq Ft
North America		Asia Pacific
California - Roseville	82,202	Australia - Dandenong South, VIC	71,280
Florida - Gainesville	6,800	Republic of China - Huangpu Guangzhou¹	68,380
Georgia - Covington	73,500	Philippines - Laguna	10,759

- Dalton	72,000	Asia Pacific Total	150,419

- Tucker	69,000
Illinois - Aurora	149,000	EMEA
- Palatine	55,000	Austria - Wels¹	66,500
Kentucky - Paducah	252,500	Egypt - 6th of October City	8,525
Michigan - Grand Rapids	65,689	Germany - Lueneburg	64,249
Minnesota - Fridley	15,850	- Nienburg	139,248
- Vadnais Heights	53,145	Italy - Borgolavezzaro, (No)	24,219
New Jersey - Edison	9,780	Portugal - Porto	90,193
Ohio - Blue Ash	102,000	United Kingdom - Dukinfield	17,465

Texas - Houston	11,000	EMEA Total	410,399

- Mesquite	25,000
Washington - Vancouver	35,768	Latin America

Total U.S.	1,078,234	Argentina - Buenos Aires	10,367
		Brazil - Sorocaba, SP²	7,535
		Chile - Maipu, Santiago	64,099
		Colombia - Itagui, Antioquia¹	7,800
Canada - Boucherville, QC	36,500	Costa Rica - Alajuela	4,993
		- Alto de Ochomogo Cartago	167,199
		Honduras - San Pedro Sula	23,346
		Republic of Panama - Tocumen Panama	30,588

North America Total	1,114,734	Latin America Total	315,927

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of November 28, 2009, $1.3 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of November 28, 2009, we had reserved $3.0 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

Other Legal Proceedings.    From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the asbestos litigation described in the following paragraphs, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future quarters.

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to asbestos containing products, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4.1 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.0 million based on a probable liability of $4.1 million. In 2009 $1.1 million was paid toward this settlement, with our insurers paying $0.5 million of that amount. Given that the remaining settlement payouts are expected to occur over a period of years and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2.9 million and recorded a receivable of $1.5 million as of November 28, 2009.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended November 28, 2009	Year Ended November 29, 2008	Year Ended December 01, 2007

Lawsuits and claims settled	7	5	6
Settlements reached	$0.8	$0.8	$0.4
Insurance payments received or expected to be received	$0.6	$0.6	$0.3

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of November 28, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3.5 million and $1.9 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we do not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, we are involved in other claims or legal proceedings related to our products, which we believe are not out of the ordinary in a business of the type and size in which we are engaged.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table shows the name, age and business experience, for the past five years, of the executive officers as of January 15, 2010. Unless otherwise noted, the positions described are positions with H.B. Fuller or its subsidiaries.

Name	Age	Positions	Period Served
Michele Volpi	45	President and Chief Executive Officer Group President, General Manager, Global Adhesives	December 2006-Present December 2004-December 2006

James R. Giertz	52

Senior Vice President, Chief Financial Officer

Senior Managing Director, Chief Financial Officer, GMAC ResCap (real estate finance company)

Senior Vice President, Commercial & Industrial Products, Donaldson Company, Inc. (global provider of filtration equipment and replacement parts)

			March 2008-Present 2006-2007 2000-2006

Kevin M. Gilligan	43	Vice President, Asia Pacific Group Vice President, General Manager, H.B. Fuller Window	March 2007-Present December 2004-March 2007

Timothy J. Keenan	52	Vice President, General Counsel and Corporate Secretary General Counsel and Corporate Secretary Deputy General Counsel, Assistant Corporate Secretary	December 2006-Present December 2005-December 2006 August 2004-December 2005

Steven Kenny	48

Senior Vice President, EMEA and India

President, Specialty Packaging Division, Pregis Corporation (international manufacturer, marketer, and supplier of protective packaging products and specialty packaging solutions)

Corporate Vice President and General Manager, Europe, Middle East and Africa, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)

Divisional Vice President and General Manager, Vinamul Polymers North America, National Starch & Chemical Company

			October 2009-Present August 2008-September 2009 2005-2008 2002-2005

James C. McCreary, Jr.	53	Vice President, Corporate Controller Interim Chief Financial Officer, Vice President and Corporate Controller Vice President, Corporate Controller	February 2008-Present February 2007-February 2008 November 2000-February 2007

Name	Age	Positions	Period Served

James J. Owens	45

Senior Vice President, North America

Senior Vice President, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

Corporate Vice President and General Manager, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)

			September 2008-Present April 2008-August 2008 December 2004-April 2008

Ann B. Parriott	51

Vice President, Human Resources

Vice President (Human Resources), Applied Global Services, Applied Materials (supplier of manufacturing systems and related services to the global semiconductor industry)

			January 2006 -Present 2004-2005

Barry S. Snyder	47

Vice President, Chief Technology Officer

Global Technology Director, Celanese Corporation (global manufacturer of chemicals for consumer and industrial applications)

Global Research Director/Adhesives and Sealants, Rohm and Haas Company (global manufacturer of specialty chemicals)

			October 2008-Present 2007-October 2008 2004-2006

Ramon Tico Farre	46

Vice President, Latin America

Regional Group Vice President, Global Adhesives, Latin America

Core Business Manager, GE Silicones Europe, General Electric (manufacturer and marketer of silicone products such as elastomers, sealants, coatings and fluids)

			March 2007-Present October 2005-March 2007 2003-2005

The Board of Directors elects the executive officers annually.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 8, 2010, there were 2,510 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2009		2008
	High	Low	High	Low	2009	2008
First quarter	$16.89	$11.03	$27.07	$17.02	$0.0660	$0.0645
Second quarter	18.94	9.70	25.75	18.70	0.0680	0.0660
Third quarter	21.50	16.47	26.64	20.43	0.0680	0.0660
Fourth quarter	23.06	18.61	27.84	12.23	0.0680	0.0660

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 27, 2004, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2009	2008	2007¹	2006¹ ²	2005¹ ³
Net revenue	$1,234,659	$1,391,554	$1,400,258	$1,386,108	$1,329,647
Income from continuing operations	$83,654	$18,889	$101,144	$72,701	$53,183
Percent of net revenue	6.8	1.4	7.2	5.2	4.0
Total assets	$1,100,445	$1,081,328	$1,364,602	$1,478,471	$1,107,557
Long-term debt, excluding current installments	$162,713	$204,000	$137,000	$224,000	$112,001
Stockholders’ equity	$591,354	$535,611	$798,993	$777,792	$587,085

Per Common Share:
Income from continuing operations before cumulative effect of accounting change:
Basic	$1.73	$0.37	$1.69	$1.24	$0.93
Diluted	$1.70	$0.36	$1.66	$1.21	$0.91
Dividends declared and paid	$0.2700	$0.2625	$0.2560	$0.2488	$0.2413
Book value	$12.15	$11.06	$13.91	$12.98	$10.06
Number of employees	3,129	3,141	3,234	3,574	3,603

1	All amounts have been adjusted for removal of discontinued operations (see Note 2 to the Consolidated Financial Statements).

2	All amounts have been adjusted for: a) the July 2006 2-for-1 stock split and b) reclassifications associated with the adoption of SFAS 123R.

3	53-week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We are managed through four regional operating segments – North America, Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific.

Each of the four segments manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts and envelope markets. In addition, the North America segment provides specialty construction products such as ceramic tile installation products and HVAC adhesives and sealants. The Latin America segment also manufactures and sells paints primarily in the Central American countries.

Total Company:    When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

•	Changes in the prices of commodities, such as crude oil and natural gas

•	Global supply and demand of raw materials

•	Economic growth rates, and

•	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 70 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area. In addition to the impact from commodity prices, the supply and demand of raw materials also have a significant impact on our costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor areas such as capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials.

In 2009 we generated 42 percent of our net revenue in the U.S. and 29 percent in EMEA. Net revenue generated in the U.S. was $520.9 million, $578.2 million and $625.1 million for 2009, 2008 and 2007, respectively. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as specialty construction and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2009, the currency fluctuations had a negative impact on net revenue of $48.9 million as compared to 2008. Although the dollar weakened sequentially throughout 2009, on average, the dollar was stronger than it was in 2008. The estimated impact on earnings per share was a decrease of $0.08—$0.09 as compared to 2008.

Key financial results and transactions for 2009 included the following:

•	Net revenue declined 11.3 percent from 2008 primarily due to declines in sales volume resulting from the depressed global economy.

•	Gross profit margin improved to 30.1 percent from 26.2 percent in 2008.

•	Contributed $143.9 million to fund our defined benefit pension plans, primarily in the U.S. and Germany.

•	Cash flow generated from operating activities, was $71.4 million in 2009 as compared to $43.3 million in 2008.

•

Settled a lawsuit with the former owners of the Roanoke Companies Group, a business we acquired in 2006. The settlement resulted in a pretax gain of $18.8 million which was $11.8 million after tax or $0.24 per diluted share.

•	Completed acquisition of the outstanding shares of Nordic Adhesive Technology GmbH. located in Buxtehude, Germany on April 20, 2009 for approximately $4.2 million.

The global economic conditions continued to have a negative impact on our sales volume in 2009. The economic slowdown that began primarily in the U.S. construction and housing markets in 2007, expanded to most major markets and industries in 2008 and continued throughout 2009. The credit crisis in late 2008 exacerbated the situation. Our sales volume decreased 11.7 percent in 2009 as compared to 2008, however we started to see positive signs in our sales volumes in the fourth quarter as sales volumes declined only 4.5 percent as compared to the fourth quarter of 2008.

Although 2009 was a challenging year in terms of the economic environment, we were able to improve our EPS to $1.70 per share from $0.36 in 2008. The 2008 figure included a negative $1.05 per share related to goodwill and other impairment charges. In 2009 we continued to invest to make H.B. Fuller a stronger company. Investments made in 2009 included additional resources in our sales and marketing organizations, strengthening our management team, building a manufacturing facility in China, and the Nordic acquisition in Germany.

2010 Outlook

There remains a significant amount of uncertainty for 2010 in regards to end-market demand. While we believe the worst is most likely behind us, we do not anticipate a quick return to pre-recession demand levels. In terms of net revenue growth, with the investments we have made and will continue to make in our sales and technical organizations, we expect to have positive revenue growth in 2010. The gross profit margin will come under some pressure in 2010 as raw material costs are expected to increase. SG&A expenses will most likely increase in 2010 as compared to 2009 as we continue to invest in the future of the company and we will also have the full-year impact of investments made in 2009.

The current economic environment makes it very difficult to make accurate projections of future financial results. Therefore, no specific quantitative guidance for 2010 is included in this report. We are committed to executing our long-range strategy while managing through the economic uncertainties.

Critical Accounting Policies and Significant Estimates:    Management’s discussion and analysis of our results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are pension and other postretirement plan assumptions; goodwill impairment assessment; long-lived assets recoverability; share-based compensation accounting; product, environmental and other litigation liabilities; and income tax accounting.

Pension and Other Postretirement Plan Assumptions:    We sponsor defined-benefit pension plans in both U.S. and foreign entities. Also in the U.S. we sponsor other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. Through 2008, the annual measurement date for the benefit obligations and plan assets was August 31, but in accordance with changes in U.S. GAAP we now measure our benefit obligations and plan assets as of our fiscal year end. Note 10 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

The discount rate assumption is determined using an actuarial tool that applies a yield curve approach which enables us to select a discount rate that reflects the characteristics of the plan. The tool identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. This is in contrast to using a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate for the U.S. pension plan was 5.72 percent at November 28, 2009, as compared to 6.94 percent at August 31, 2008 and 6.25 percent at August 31, 2007. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 28, 2009 would increase pension and other postretirement plan expense approximately $2.6 million (pretax) in fiscal 2010. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets in the portfolio. The disruption in the credit markets at the end of 2008 and the ongoing economic slowdown impacted our investment strategy for the pension portfolios, which in turn, has impacted our assumption for the expected return on assets. Our current investment strategy for the U.S. pension plan is to invest 60 percent of the portfolio in equities and 40 percent in fixed income securities. This strategy represents a change from an allocation in prior years of 80 percent equities and 20 percent fixed income. The change in strategy was primarily intended to reduce volatility of plan assets in future periods and to more closely match the duration of the plan assets with the duration of the plan liabilities. Higher volatility in the asset values results in higher volatility in the annual expenses associated with the plans.

Asset values declined significantly from the August 31 measurement date in 2008 into the second quarter of 2009 due to the deterioration of the credit markets before rebounding for the remainder of 2009. The combination of the reduced asset values and the higher pension obligations due to the lower discount rate resulted in our pension plans being significantly under-funded. Therefore, in the fourth quarter of 2009 we elected to contribute $75 million to the U.S. pension plan for the purpose of restoring the asset values up to the level of the projected benefit obligations and to reduce 2010 net periodic benefit cost. As of November 28, 2009 the U.S. pension plan assets were just 1.3 percent below the plan’s projected benefit obligations. As of November 28, 2009 the $75 million had not yet been allocated to the targeted investments; therefore, the investment mix of assets as of November 28, 2009 was 49.5 percent equities and 50.5 percent fixed income securities. We plan to reallocate the portfolio to the new target allocation in the first six months of 2010. Our investment strategy for the non-U.S. pension plans was also amended in 2009 to being more balanced between equities and fixed income securities. For reasons similar to the U.S. plan, we also contributed $50 million to the German plan in the fourth quarter of 2009.

The expected return on assets used in calculating the net periodic benefit cost for the U.S. pension plan was 8.75 percent for 2009 and 9.00 percent for 2008 and 2007. For 2010, the rate will decrease to 7.90 percent to reflect the change in the target mix of assets to 60 percent equities and 40 percent fixed income. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $ 1.8 million (pretax). Expected return on asset assumptions for non-U.S. plans is determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.18 percent for 2009, 4.23 percent for 2008 and 4.22 percent for 2007.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition and all the activities within a reporting unit are available to support the value of goodwill. Accounting standards require us to test goodwill for impairment annually or more often if circumstances or events indicate a change in the estimated fair value.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

In 2008 after our initial assessment, completed during the fourth quarter based on balance sheet information as of the end of our third quarter, we determined that none of our goodwill was impaired. After our initial assessment, as economic conditions worsened and the capital markets became distressed, we determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of our specialty construction reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax). The $85.0 million pretax charge was an estimated amount as of November 29, 2008.

The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $0.8 million ($0.5 million after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99.1 million prior to any impairment charges. After the final valuation and additional impairment charge, the amount of goodwill is $13.3 million.

In the fourth quarter of 2009, we conducted the required annual test of goodwill for impairment. There were no indications of impairment. The specialty construction reporting unit continues to be the only reporting unit with a significant risk of impairment. As the construction markets, particularly U.S. housing starts, continued to slide in 2009, the specialty construction reporting unit fell short of its revenue projections in 2009. Profit margins did improve however to significantly offset the impact of the net revenue decline. The fair value for the specialty construction reporting unit exceeded its carrying value by approximately 23 percent. The projected cash flows used in the fair value calculation were based on no economic growth in 2010 as the net revenue growth projected for 2010 for specialty construction was based primarily on new business that was already procured during 2009. For years beyond 2010, the net revenue projections assume slightly higher growth in 2011 and 2012 with a leveling off in the low-single digits for the remaining years. Profit margins for the specialty construction reporting unit are projected to grow primarily due to sales volume increases as the cost structure and manufacturing capability is in place to support a significantly higher sales volume than was recorded in 2009.

Although we believe the assumptions used to estimate the fair value of the specialty construction reporting unit were realistic, the continued slowdown of the U.S. residential construction industry could have an adverse impact on specialty construction’s future cash flows. If the reporting unit does not meet its revenue and cash flow projections for 2010, then the fair value could fall below the carrying value of the net assets. That would trigger a step 2 analysis and could lead to an impairment charge if the implied goodwill is calculated to be less than the $13.3 million goodwill balance.

In all other reporting units, the calculated fair value significantly exceeded the carrying value of the net assets.

See Note 6 to the Consolidated Financial Statements for further discussion.

Recoverability of Long-Lived Assets:    The assessment of the recoverability of long-lived assets reflects our assumptions and estimates. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, currency exchange, and tax rates and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed.

Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

Share-based Compensation:    We have granted stock options, restricted stock and deferred compensation awards to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after December 3, 2005 and prior to but not yet vested as of December 3, 2005, in accordance with accounting standards. Under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) 505 and 718, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period).

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. We believe that future volatility will not materially differ from our historical volatility. Thus, we use the historical volatility of our common stock over the expected life of the award. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 3 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Product, Environmental and Other Litigation Liabilities:    As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Accruals for loss contingencies associated with these matters are made when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. As of November 28, 2009, we have accrued $3.5 million for potential liabilities and $1.9 million for potential insurance recoveries related to asbestos litigation. We have also recorded $3.0 million for environmental investigation and remediation liabilities, including $1.3 million for environmental remediation and monitoring activities at our Sorocaba, Brazil facility as of November 28, 2009. A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact our results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 28, 2009, the valuation allowance to reduce deferred tax assets totaled $2.9 million. See Note 8 to the Consolidated Financial Statements for further information on income tax accounting.

Results of Operations

Net Revenue:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Net revenue	$1,234.7	$1,391.6	$1,400.3	(11.3)%	(0.6)%

Net revenue in 2009 of $1,234.7 decreased $156.9 million or 11.3 percent from 2008 revenue of $1,391.6 million. The 2008 net revenue was $8.7 million or 0.6 percent below the net revenue of $1,400.3 million in 2007. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The following table shows the net revenue variance analysis for the past two years:

	2009 vs 2008	2008 vs 2007
Product pricing	3.3%	2.4%
Sales volume	(11.7)%	(6.4)%
Currency	(3.6)%	3.3%
Acquisitions	0.7%	0.1%

	(11.3)%	(0.6)%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, was a negative 8.4 percent (negative 11.7 percent from sales volume and positive 3.3 percent from selling prices) in

2009 as compared to 2008. The sales volume declines were directly related to the continuation of the slow global economy. The volume trend in terms of year-over-year comparisons improved in the second half of the year, partially due to the weaker second half of 2008. The negative currency effects resulted from the stronger U.S. dollar as compared to most major foreign currencies, such as the Euro, Australian dollar and Canadian dollar, as compared to 2008. The net revenue variances from acquisitions were due to the Egymelt acquisition in the fourth quarter of 2008 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

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

Cost of Sales:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Cost of Sales	$863.4	$1,027.1	$981.6	(15.9)%	4.6%
Percent of net revenue	69.9%	73.8%	70.1%

The cost of sales decreased 15.9 percent in 2009 compared to 2008. The decrease was driven primarily by the 11.7 percent decline in sales volume in 2009. Lower raw material prices and the effects of foreign currency fluctuations also contributed to the lower cost of sales in 2009 as compared to 2008. The 2009 cost of sales included $4.7 million of charges related to the realignment of production capacity in the North America operating segment.

The cost of sales increased 4.6 percent in 2008, compared to 2007, despite the sales volume decrease of 6.4 percent. This was a direct result of double-digit growth in raw material costs. The inflation rate on raw materials as measured from year-end 2007 to year-end 2008 was estimated at nearly 18 percent. The impact on raw material expense included in cost of sales was estimated at a 12.5 percent increase. The difference in rates reflects the ramping up of raw material prices throughout the year. A key factor in the raw material cost increase was the price of crude oil, which reached record levels during the year of nearly $150 per barrel. The raw material price increases were tempered late in the year as the economy continued to slow down and the price of oil decreased.

Gross Profit:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Gross Profit	$371.3	$364.5	$418.7	1.9%	(13.0)%
Percent of net revenue	30.1%	26.2%	29.9%

The higher gross profit margin for 2009 as compared to 2008 was driven primarily by the combination of lower raw material costs, product line reformulations and management of our selling prices. Average selling prices increased 3.3 percent for 2009 as compared to 2008.

Selling price increases in 2008 did not keep pace with the increases in raw material costs resulting in a 3.7 percentage point decline in the 2008 gross profit margin as compared to 2007. The speed and magnitude of the raw material price increases created a difficult environment for raising selling prices in 2008.

Selling, General and Administrative (SG&A) Expenses:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
SG&A	$264.1	$254.9	$275.9	3.6%	(7.6)%
Percent of net revenue	21.4%	18.3%	19.7%

SG&A expenses increased $9.2 million in 2009 compared to 2008. The expenses increased compared to last year due primarily to investments made in the sales and technical organizations to support future growth, the costs added from the Egymelt and Nordic acquisitions and increases in management incentive compensation. As a percent of net revenue, the SG&A expenses were 21.4 percent in 2009 and 18.3 percent in 2008. A primary reason for the 2009 increase in the percent of net revenue is that SG&A expenses are generally fixed in nature over the short term and therefore do not fluctuate as rapidly as the net revenue figures.

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

Goodwill and other Impairment charges:

($ in millions)	2009	2008	2007
Goodwill and other impairment charges	$0.8	$87.4	$—

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

The goodwill and other impairment charges in 2008 consisted of the $85.0 million of goodwill impairment charges and $2.4 million related to two cost method investments carried on the corporate entity’s balance sheet.

Other Income, net:

($ in millions)	2009	2008	2007
Other Income, net	$16.0	$2.8	$6.8

The $18.8 million gain from the Roanoke litigation settlement referred to in the ‘Overview’ section of this report was recorded as other income in 2009. Interest income was $1.1 million in 2009 compared to $6.2 million in 2008 and $6.6 million in 2007. Lower interest rates and lower average cash balances both contributed to the reduced interest income in 2009 as compared to 2008 and 2007. Currency transaction and remeasurement losses were $3.6 million, $2.0 million and $1.2 million in 2009, 2008 and 2007, respectively. Fluctuations in currency exchange rates during 2009 combined with changes in foreign currency exposures were the main reasons for the higher losses in 2009 as compared to last year.

Interest Expense:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Interest Expense	$7.7	$14.7	$12.7	(47.5)%	15.8%

The year-over-year decrease in the interest expense was due to the lower average debt balance and lower interest rates in 2009 as compared to 2008. The increased interest expense in 2008 as compared to 2007 resulted primarily from the increase in debt during 2008 to fund the share repurchase program. Due to reduced cash flow generation in 2008, we did not pay down debt during the year.

Income Taxes:

($ in millions)	2009	2008	2007
Income Taxes	$36.7	$(5.7)	$37.7
Effective tax rate	32.0%	(55.8)%	27.5%

Income tax expense in 2009 of $36.7 million included $1.7 million of discrete tax benefits in both the U.S. and foreign jurisdictions and $7.0 million of tax expense related to the $18.8 million gain associated with the Roanoke litigation settlement. Excluding these two items, the overall effective tax rate decreased slightly in 2009 as compared to the 2008 rate without discrete tax benefits and goodwill and other impairment charges.

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

Minority Interests in (Income) Loss of Subsidiaries:

($ in millions)	2009	2008	2007
Minority Interests in (Income) Loss of Subsidiaries	$—	$0.2	$—

Minority interests in (income) loss of subsidiaries relates to the 20 percent holding that Sekisui Chemical has in our China entities. The increases and decreases result from the changes in the net income of the China entities.

Income from Equity Investments:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Income from Equity Investments	$5.8	$2.8	$1.9	104.8%	47.1%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The results reflect the higher net income recorded by the joint venture in 2009 compared to 2008 and 2007 due mainly to stronger gross profit margins.

Income from Discontinued Operations:

($ in millions)	2009	2008	2007
Income from Discontinued Operations	$—	$—	$1.0

The income from discontinued operations in 2007 was the net income generated by our automotive investments that were divested in November 2007. Included in the $1.0 million was a net loss on the sale of the investments of $6.2 million. The sale resulted in a pretax gain of $7.6 million, however due to the way a portion of the transaction was structured; the gain for tax purposes was significantly higher than the gain for book purposes resulting in $13.8 million of tax expense.

Net Income:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Net Income	$83.7	$18.9	$102.2	342.9%	(81.5)%
Percent of net revenue	6.8%	1.4%	7.3%

The 2009 net income includes a gain of $11.8 million, or $0.24 per diluted share, related to the litigation settlement with the Roanoke Companies Group. The 2008 net income included losses of $54.3 million, or $1.05 per diluted share, related to goodwill and other impairment charges. Excluding these items, the 2009 net income was essentially flat with the 2008 level. The lower net revenue in 2009 as compared to 2008 was offset by the improved gross profit margin.

In addition to the goodwill and other impairment charges recorded in 2008, raw material cost inflation and the global economic slowdown were the main factors in the 2008 decrease in net income as compared to 2007.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EMEA, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer and are accountable for the financial results of their entire region. See Note 14 of this report for changes made in the first quarter of 2009 related to the reporting units within the operating segments.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

($ in millions)	2009		2008		2007
	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$532.8	43%	$598.7	43%	$642.5	46%
EMEA	364.3	29%	433.1	31%	421.8	30%
Latin America	216.8	18%	229.5	17%	221.1	16%
Asia Pacific	120.8	10%	130.3	9%	114.9	8%

Total	$1,234.7	100%	$1,391.6	100%	$1,400.3	100%

Operating Income by Segment:

($ in millions)	2009		2008		2007
	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$70.1	65%	$58.4	53%	$74.0	52%
EMEA	23.2	22%	35.7	33%	47.0	33%
Latin America	9.7	9%	7.8	7%	13.8	10%
Asia Pacific	4.1	4%	7.7	7%	8.0	5%

Total	$107.1	100%	$109.6	100%	$142.8	100%

The following table provides a reconciliation of segment operating income to income before income taxes, minority interests and income from equity investments, as reported on the Consolidated Statements of Income.

($ in millions)	2009	2008	2007
Operating income	$107.1	$109.6	$142.8
Goodwill and other impairment charges	(0.8)	(87.4)	—
Other income, net	16.0	2.7	6.8
Interest expense	(7.7)	(14.7)	(12.7)

Income from continuing operations before income taxes, minority interests and income from equity investments	$114.6	$10.2	$136.9

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Adhesives	$416.7	$451.7	$468.4	(7.7)%	(3.6)%
Specialty Construction	116.1	147.0	174.1	(21.0)%	(15.6)%

Total	$532.8	$598.7	$642.5	(11.0)%	(6.8)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2009 vs 2008			2008 vs 2007
		Specialty			Specialty
	Adhesives	Construction	Total	Adhesives	Construction	Total
Pricing/Sales Volume	(6.8)%	(21.0)%	(10.3)%	(4.0)%	(15.6)%	(7.1)%
Currency	(0.9)%	—	(0.7)%	0.4%	—	0.3%

Total	(7.7)%	(21.0)%	(11.0)%	(3.6)%	(15.6)%	(6.8)%

The following table reflects the operating income by component of the North America operating segment.

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Adhesives	$69.2	$56.0	$64.3	23.7%	(13.1)%
Specialty Construction	0.9	2.4	9.7	(60.6)%	(75.4)%

Total	$70.1	$58.4	$74.0	20.2%	(21.2)%

Segment profit margin %	13.2%	9.7%	11.5%

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

Total North America:    The continued slowdown in the U.S. economy was the primary driver for net revenue declining 11.0 percent in 2009 as compared to 2008. The economic slowdown impacted all markets with the construction-related markets still being hit the hardest. Sales volume decreased 14.9 percent while average selling prices were 4.6 percent above last year. The increase in average selling prices resulted from pricing actions taken in the second half of 2008 in response to the escalation in raw material costs. Gross profit margins increased in 2009 in response to decreasing raw material costs. The improvement in the 2009 gross profit margin was the primary reason for operating income increasing more than 20 percent over 2008. As a percent of net revenue the operating income was 13.2 percent in 2009 and 9.7 percent in 2008.

The 6.8 percent net revenue decrease in 2008 as compared to 2007 was driven by decreases exceeding 15 percent in the specialty construction component. The revenue in this component has a direct correlation with the construction industry in the U.S. especially with U.S. housing starts. With housing starts continuing to decline in 2008, it was not unusual for the revenues of the specialty construction component to show a significant decrease. The disruption in the financial markets in the fourth quarter of 2008 also had a negative impact on the specialty construction component. Raw material costs increased nearly 15 percent in the North America segment, which impacted both business components. The decreased gross profit margin was the primary reason for the 21.2 percent decrease in operating income. The operating income margin decreased to 9.7 percent in 2008 from 11.5 percent in 2007.

Adhesives:    Net revenue in the Adhesives component declined 7.7 percent in 2009 as compared to 2008. Increases in average selling prices of 5.3 percent as compared to 2008 partially offset the 12.1 percent decrease in sales volume. The adhesives sales volumes were down across most major product lines and industries as a result of the slow U.S. economy. In 2009 $4.6 million in charges were recorded in cost of sales related to the realignment of production capacity in response to the reduced sales volume. Decreases in raw material prices combined with effective selling price management resulted in an improved gross profit margin in 2009 as compared to 2008. SG&A expenses increased in 2009 as key management vacancies were filled, investments were made in sales and marketing and variable compensation expense increased as the financial performance improved. Overall, the gross profit margin improvement was the key driver in operating income increasing 23.7 percent in 2009 as compared to 2008.

Comparing 2008 with 2007, sales volume decreases of 6.7 percent were partially mitigated by the 2.7 percent increase in average selling prices. Pricing activity was more aggressive in the second half of the year as raw material prices escalated. The sales volume declines were driven by the slowdown in the U.S. economy as the slowdown in 2008 went beyond just the construction-related industries. The raw material cost inflation exceeded the impacts from selling price increases resulting in a decreased gross profit margin from 2007. SG&A expense decreases in 2008 were not enough to offset the negative effects of the raw material increases. Operating income declined 13.1 percent compared to 2007.

Specialty Construction:    The construction-related industries in the U.S continued to be sluggish in 2009, especially residential market conditions. Major customers in this component are wholesale ceramic tile and flooring distributors selling directly to contractors and also large retail outlets. These customers were directly impacted by the slowdown in the U.S. housing industry. U.S. housing starts continued to decline throughout 2009 to a point in which the annualized housing start figure reported in October 2009 was only 0.5 million, the lowest figure reported in at least 50 years. This was the primary factor in the specialty construction net revenue declining 21.0 percent in 2009 as compared to 2008. Decreases in raw material costs were the main reason for improvements in the gross profit margin in 2009 as compared to 2008. Manufacturing costs in 2009 decreased from 2008 as costs were managed downward in response to the lower sales volume. The strength of the gross profit margin was not enough to offset the decrease in sales volume as operating income decreased 60.6 percent compared to 2008.

Significant new customers were added in 2008 however the combination of the slow economy and high raw material costs resulted in a gross profit margin decrease of approximately six percentage points as compared to 2007. Also negatively impacting the gross profit margin was the customer sales mix. Significant sales volume decreases in 2008 related to lost business that carried high gross profit margins; this business also carried high

SG&A expenses. New business added during the year carried lower gross profit margins as well as lower SG&A expenses. SG&A expenses also decreased due to reduced headcount and overall stringent cost controls. The result was an operating income decrease of $7.3 million or 75.4 percent as compared to 2007.

EMEA:

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Net Revenue	$364.3	$433.1	$421.8	(15.9)%	2.7%
Operating Income	$23.2	$35.7	$47.0	(35.1)%	(23.9)%
Segment profit margin%	6.4%	8.2%	11.1%

The following table provides details of the EMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

	2009 vs 2008	2008 vs 2007
Pricing/Sales Volume	(9.9)%	(6.7)%
Currency	(8.1)%	9.1%
Acquisition/Divesture	2.1%	0.3%

Total	(15.9)%	2.7%

Total EMEA:    Sales volume in EMEA declined 10.3 percent compared to 2008. The volumes were down across all major industries, with construction and durables applications showing the largest declines. The impact of the stronger U.S. dollar in 2009 as compared to 2008 had a negative 8.1 percent impact on the 2009 net revenue as compared to 2008. Declines in raw material prices and a focus on procurement together with effective price management resulted in improved gross profit margins in 2009 as compared to 2008. Excluding the effects of the currency fluctuations against the dollar, SG&A expenses increased in 2009 as compared to 2008. The Egymelt and Nordic acquisitions contributed to the SG&A expense increases in 2009 as well as investments made in the sales and marketing area. The resulting operating income was below 2008 by $12.5 million or 35.1 percent. The estimated currency effects on 2009 operating income were a negative $3.8 million as compared to 2008.

The slowdown in the Euro zone economy and the fluctuations in the value of the Euro were the primary factors in the net revenue results for 2008. The positive effect on 2008 net revenue as compared to 2007 from the stronger Euro was at 13.4 percent through the first nine months of the year but the significant fall of the Euro vs the U.S. dollar in the fourth quarter brought the full-year effect down to 9.4 percent. The fourth quarter net revenue actually had a negative impact from currency as compared to the fourth quarter of 2007. Sales volume decreased 8.3 percent primarily a result of the economic slowdown. Industrial production was down in both Germany and the U.K. in 2008 and the economies of the Iberian Peninsula were especially hard hit during 2008. Substantial raw material increases were incurred throughout the Europe operating segment in 2008. The resulting decrease in the gross profit margin drove the operating income down 23.9 percent as compared to 2007. The Egymelt acquisition added $1.1 million of net revenue to the Europe results and a $0.1 million operating loss. The operating loss included certain one-time costs associated with the acquisition such as the step-up of the value in acquired finished goods inventory in accordance with purchase accounting requirements.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Adhesives	$116.5	$116.1	$118.2	0.3%	(1.8)%
Paints	100.3	113.4	102.9	(11.6)%	10.2%

Total Latin America	$216.8	$229.5	$221.1	(5.6)%	3.8%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2009 vs 2008			2008 vs 2007
	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	0.3%	(11.6)%	(5.6)%	(1.8)%	10.2%	3.8%

The following table reflects the operating income by component of the Latin America operating segment.

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Adhesives	$8.7	$4.9	$8.3	77.9%	(41.3)%
Paints	1.0	2.9	5.5	(65.3)%	(47.5)%

Total Latin America	$9.7	$7.8	$13.8	24.9%	(43.8)%

Segment profit margin %	4.5%	3.4%	6.2%

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

Total Latin America:    Net revenue decreased 5.6 percent in 2009 as compared to 2008. Sales volume declines of 10.4 percent were partially offset by increases in average selling prices of 4.8 percent. The sales volume in the paints component was hit especially hard as this is a more consumer-driven market than adhesives and therefore, was impacted more negatively by the slow economy. The 2009 gross profit margin increased from 2008 due to reductions in raw material costs combined with the increases in average selling prices. Operating income for the Latin America segment was 24.9 percent above 2008.

The Latin America segment’s revenue growth in 2008 was driven by the 10.2 percent growth in the paints component as compared to 2007. Adhesives net revenue fell 1.8 percent below 2007. Sales volume increased 5.7 percent in the paints component and decreased 5.8 percent in adhesives. Gross margin pressure caused by raw material cost inflation drove the segment operating income down 43.8 percent in 2008 as compared to 2007. Raw material cost increases throughout the year were approximately 15 percent on average. The raw material inflation rate, however from year-end 2007 to year-end 2008 approximated 25 percent. Both paints and adhesives recorded 2008 operating income decreases over 40 percent as compared to 2007.

Adhesives:    Sales volume decreases of 4.5 percent in 2009 were offset by increases in average selling prices of 4.8 percent as compared to 2008. The adhesives group had a strong finish to their year to achieve a net revenue result that exceeded last year. The gross profit margin improved from 2008 as raw material prices declined in 2009. The 0.3 percent increase in revenue and improved gross profit margin were the primary reason for the 77.9 percent operating income improvement in 2009 as compared to 2008.

The sales volume decreases in 2008 resulted from the slower economic activity as well as certain market share losses in the second half of 2007. Customers were cutting back on their inventory levels, particularly in the latter part of the year. Average selling price increases of 4.0 percent helped mitigate the sales volume shortfall however the gross margin declined over 3.0 percentage points due to the raw material increases. The operating income as a percent of net revenue fell to 4.2 percent in 2008 as compared to 7.1 percent in 2007.

Paints:    Sales volume declined 16.4 percent in 2009 as compared to 2008. The volume decline was partially offset by increases in average selling prices of 4.8 percent for 2009. Paints is a consumer-driven market; therefore the high unemployment rates and overall slow economy in 2009 had a pronounced negative impact on the paints sales volume. Raw material costs decreased in 2009 which was the primary reason for an improved gross profit margin in 2009 as compared to 2008. The improved margin however was not enough to offset the impact from the decrease in sales volumes as the operating income of $1.0 million in 2009 was 65.3 percent below 2008.

Selling prices increased 4.5 percent during 2008 as compared to 2007, but that was significantly less than the raw material cost increases. Investments in retail stores during 2008 had a positive impact on the net revenue growth. The net revenue growth slowed in the fourth quarter of 2008 in large part due to the effects of severe weather in Honduras, Panama and Costa Rica. A decline in the gross profit margin combined with higher SG&A expenses associated with the retail store investments drove the operating income down 47.5 percent as compared to 2007.

Asia Pacific

($ in millions)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Net Revenue	$120.8	$130.3	$114.9	(7.3)%	13.5%
Operating Income	$4.1	$7.7	$8.0	(46.3)%	(3.8)%
Segment profit margin %	3.4%	5.9%	7.0%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

	2009 vs 2008	2008 vs 2007
Pricing/Sales Volume	0.1%	8.6%
Currency	(7.4)%	4.9%

Total	(7.3)%	13.5%

Total Asia Pacific:    The Asia Pacific segment experienced an improvement in the third and fourth quarters of 2009. Sales volume, which had declined 8.9 percent in the first six months of 2009 as compared to 2008, rebounded to a decrease of 4.2 percent for the year. New customer wins and economic recovery in some markets both contributed to the improved sales volume performance. Average selling prices had a positive 4.3 percent impact on net revenue in 2009 as compared to 2008. The increases in average selling prices were the result of actions taken in the second half of 2008 in response to the escalation in raw material costs during that time. The 7.4 percent net revenue reduction due to currency, in 2009 compared to 2008, was primarily driven by the weakening of the Australian dollar as compared to the U.S. dollar. Operating income of $4.1 million was 46.3 percent below 2008 due to the 7.3 percent decrease in net revenue and relatively flat gross profit margin and SG&A expenses.

Sales volume growth in adhesives was the key driver of the overall net revenue growth in the Asia Pacific segment for 2008 as compared to 2007. Positive currency effects contributed 4.9 percent to the net revenue growth in 2008, however similar to the Euro, the effects were negative in the fourth quarter. The currency effects in the Asia Pacific segment are driven largely by the Australian dollar versus the U.S. dollar. Asia Pacific incurred similar gross profit margin pressures as the other operating segments due to raw material cost increases. The raw material cost increases, which were minimal through the first half of the year, escalated to upwards of 20 percent by the end of 2008 on a year-over-year basis. Operating income decreased $0.3 million or 3.8 percent as compared to 2007.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 28, 2009 were $100.2 million as compared to $80.4 million as of November 29, 2008. Total long and short-term debt was $214.0 million as of November 28, 2009 and $240.1 million as of November 29, 2008. The capitalization ratio as measured by Total Debt divided by (Total Debt plus Stockholders’ Equity) was 26.6 percent as of November 28, 2009 as compared to 31.0 percent as of November 29, 2008. The lower ratio as of November 28, 2009 compared to November 29, 2008 was due primarily to the $55.7 million increase in stockholders’ equity and $26.1 million decrease in total debt in 2009.

We believe that the combination of cash flows from operating activities and our borrowing facilities committed to as of year-end and in December 2009 will be adequate to meet our ongoing liquidity and capital expenditure needs. We believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. On December 16, 2009, subsequent to our fiscal year end, we entered into a note purchase agreement under which we agreed to issue $150 million in fixed-rate senior unsecured notes. See Note 7 to the Consolidated Financial Statements for further discussion.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 28, 2009, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 28, 2009
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility and Term Loan	Not less than 2.5	22.71

Total Indebtedness / TTM EBITDA	Revolving Credit Facility and Term Loan	Not greater than 3.5	1.24

Total Debt / Total Capital	1994 and 1998 Private Placement	Not greater than 70%	26.6%

Total Stockholders’ Equity	1994 Private Placement	Not less than $150,000	$591,354

Total Stockholders’ Equity	1998 Private Placement	Not less than $200,000	$591,354

TTM = trailing 12 months

EBITDA is defined as income from continuing operations plus goodwill and other impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

Total Indebtedness is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments plus maximum letters of credit drawing amount. As of November 28, 2009 the maximum letters of credit drawing amount was $3.3 million.

Total Debt is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments.

Total Capital is defined as total debt plus total stockholders’ equity.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2010. On June 2, 2010 we will pay the current installment of $25.0 million on our senior long-term debt. This amount will be paid using existing cash and cash expected to be generated during the first six months of 2010.

Net Financial Assets

($ in millions)	2009	2008
Financial Assets:
Cash and cash equivalents	$100.2	$80.4
Debt:
Notes Payable	8.7	11.1
Long-term debt	205.3	229.0

Total debt	214.0	240.1

Net financial debt	$(113.8)	$(159.7)

Of the $100.2 million in cash and cash equivalents, as of November 28, 2009, $99.3 million was held outside the U.S.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation and specialty construction subsidiaries in excess of $25 million, 2) a credit facility limitation that provides total investments, loans or advances with all subsidiaries shall not exceed $75 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Additionally, the majority of our cash in non U.S. locations is permanently reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $8.7 million at November 28, 2009. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 9.0 and 11.1 percent in 2009 and 2008, respectively.

Long-Term Debt:    Long-term debt consisted of senior notes and a term loan. The senior notes bear a fixed interest rate, which averages 7.29 percent and mature in 2010. We are subject to prepayment penalties on our senior notes. As of November 28, 2009, “make-whole” premiums were estimated to be, if the entire debt were paid off, $2.6 million. We currently have no intention to prepay any senior notes. The term loan matures in 2013. There are no prepayment penalties on the term loan. See the discussion below regarding borrowings on our lines of credit.

For further information related to long-term debt see Note 7 in Notes to Consolidated Financial Statements.

Lines of Credit:    We have a $250.0 million revolving credit agreement with a consortium of financial institutions at November 28, 2009. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows us to increase the aggregate credit facility size to up to $375.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. Interest is payable at the London Interbank Offered Rate (LIBOR) plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on December 14, 2010. As of November 28, 2009, we had $92 million drawn on our committed lines of credit.

Firm Commitment:    On December 16, 2009, subsequent to our fiscal year end, we entered into a note purchase agreement under which we agreed to issue $150 million in fixed-rate senior unsecured notes in the U.S. private placement market. The proceeds of the issuance will be used to pay down our revolving credit facility, which will leave this facility largely unutilized. This private placement debt was actually priced on November 13, 2009. At that time, the agreements became legally binding and the commitment to borrow the prescribed funds at the fixed rate constituted a firm commitment. Also on November 13, 2009 we entered into interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75 million of the private placement debt. We have designated the firm commitment to borrow $75 million as the hedged item in a fair value hedge. As required by the accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $1.1 million and recognized a liability of $1.3 million for the fair value of the firm commitment (hedged item). This calculation resulted in $1.3 million being recorded as the fair value of the firm commitment, which is included in long-term debt as of November 28, 2009.

Goodwill and Other Intangible Assets

As of November 28, 2009, goodwill totaled $103.7 million (9 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $141.2 million (13 percent of total assets).

The components of goodwill and other identifiable intangible assets, by segment, at November 28, 2009 follow:

($ in millions)	North America	EMEA	Latin America	Asia Pacific	Total
Goodwill	$40.2	$49.1	$5.4	$9.0	$103.7
Purchased technology & patents	5.1	1.7	—	—	6.8
Customer relationships	106.7	15.5	—	—	122.2
Other finite-lived intangible assets[1]	10.6	0.6	—	—	11.2
Indefinite-lived intangible assets[2]	—	1.0	—	—	1.0

[1]	Other finite-lived intangible assets include $10.6 million related to North America trademarks.

[2]	Indefinite-lived intangible assets include $1.0 million related to EMEA trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are: net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio. In the second quarter of 2009 we changed the calculation for the Accounts Receivable DSO and Inventory days on hand. For DSO, we previously used a 90 day sales calculation and we have changed to a 56 day calculation, which represents the last two months of the quarter. This provides a better representation of the DSO, which were 53 days as of November 28, 2009. For inventory days on hand, we previously used a 5-quarter average for the inventory and a previous 12 months for the cost of sales (denominator). The purpose of this calculation was to smooth out the significant quarterly fluctuations. We have now changed to use the previous 56 days of cost of sales and the actual inventory as of the quarter-end date. We believe both of these metrics now provide a better representation of the current business activity and are more aligned with how the businesses are managed. The new formulas for the calculations are shown below the tables:

	November 28, 2009	November 29, 2008
Net working capital as a percentage of annualized net revenue[1]	15.5%	15.4%
Accounts receivable DSO[2]	53 Days	54 Days
Inventory days on hand[3]	46 Days	52 Days
Free cash flow[4]	$35.7 million	$10.0 million
Debt capitalization ratio[5]	26.6%	31.0%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

[4]	Net cash provided by operations less purchased property, plant and equipment and dividends paid.

[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on gross investment, or ROGI. The calculation is represented by gross cash flow divided by gross investment.

•

Gross cash flow is defined as: gross profit less SG&A expenses less taxes at a non-GAAP standard rate of 29 percent plus depreciation and amortization expenses less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at November 28, 2009 was 7.7 percent as compared to 8.1 percent at November 29, 2008. Higher gross investment in 2009 as compared to 2008 was the primary reason for the decrease in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of November 28, 2009
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	$371.3	$371.3
Selling, general and administrative expenses	(264.1)	(264.1)

Operating income	107.2	107.2
Taxes[1]	(31.1)	(34.8)
Depreciation and amortization	46.7	46.7
Maintenance capital expenditures[2]	(17.3)	(22.7)

Gross cash flow	$105.5	$96.4
Gross investment	$1,377.8	$1,377.8
Return on gross investment	7.7%	7.0%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any one time, discrete items.

[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

($ in millions)	2009	2008	2007
Net cash provided by operating activities	$71.4	$43.3	$141.5

Net income was $83.7 million in 2009, $18.9 million in 2008 and $102.2 million in 2007. Changes in net working capital (trade receivables, inventory and accounts payable) accounted for a source of cash of $19.5 million in 2009, and a use of cash of $37.8 and $4.1 million in 2008 and 2007, respectively. The reduced sales and purchasing activity due to the slow economy and our focus on working capital management have both yielded positive cash flow results. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net—Changes resulted in a $15.7 million source of cash in 2009 as compared to an $8.1 million use of cash in 2008 and a $21.0 source in 2007. The lower sales activity was the primary reason for the decrease in trade receivables. The DSO was 53 days at November 28, 2009, 54 days at November 29, 2008 and 53 days at December 1, 2007.

•

Inventory—Decreases in inventory resulted in a $35.7 million source of cash in 2009 as compared to a use of cash of $12.6 million in both 2008 and 2007. Inventory days on hand were 46 days at the end of 2009 as compared to 52 days and 49 days at the end of 2008 and 2007 respectively. The improvement in days on hand resulted from various initiatives such as the realignment of manufacturing facilities in North America, inventory reduction programs in our Latin America operations and an overall emphasis on managing cash flow through a difficult economy. Lower raw material prices also contributed to the decrease in inventory in 2009 compared to 2008.

•

Trade Payables—Changes in trade payable resulted in a use of cash of $31.9 million, $17.1 million and $12.4 million in 2009, 2008 and 2007 respectively. The majority of the $31.9 million use of cash in 2009 was recorded in the first quarter as year-end trade payable balances were paid but new inventory was not being purchased at the same rate due to the depressed economy. Also, the year-end 2008 inventories were at higher prices than the prices being recorded for new inventory during 2009.

Contributions to our pension and other postretirement benefit plans were $143.9 million, $7.0 million and $25.5 million in 2009, 2008 and 2007, respectively. The 2009 funding was related to our decision to fund our U.S. and German defined benefit pension plans. This resulted in $85.0 million in contributions to the U.S. plan and $50.0 million to the German plan. These contributions brought both plans to essentially a fully-funded status at November 28, 2009 and enabled us to avoid a large increase in pension expense in 2010. The funding of our pension plans also contributed to the deferred income tax source of cash of $34.0 million in 2009 compared to a use of cash of $28.5 million in 2008 and a source of cash of $1.7 million in 2007.

Changes in accrued compensation resulted in a source of cash of $17.7 million in 2009 as compared to a decrease of $11.2 million in 2008 and a decrease of $8.5 million in 2007. Accruals for variable compensation in 2009 were higher than the accruals for the same period in 2008; a direct result of the improvement in financial performance in 2009 as compared to 2008.

Cash Flows from Investing Activities:

($ in millions)	2009	2008	2007
Net cash used in investing activities	$(25.8)	$(26.2)	$(33.1)

Purchases of property plant and equipment were $22.7 million in 2009 as compared to $20.0 million in 2008 and $20.9 million in 2007. The amount of capital spending correlates to our belief that we have the correct production capacity in place for current and ongoing operations. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. The remaining cash used in investing activities in 2009 was primarily the Nordic Adhesives acquisition for $4.2 million.

In 2008 we acquired Egymelt for $6.4 million. In 2007, we exercised our option to purchase an additional 10 percent ownership interest from Sekisui Chemical Co., Ltd for $12 million.

Cash Flows from Financing Activities:

($ in millions)	2009	2008	2007
Net cash used in financing activities	$(39.0)	$(144.7)	$(185.7)

Long-term debt proceeds of $365.3 million and payments of $389.0 million, including the $25.0 million annual repayment of the 1998 private placement debt, netted to a use of cash of $23.7 million in 2009. In 2008, proceeds from long-term debt of $200 million were used to repurchase 9.1 million shares of our common stock under the 2008 share repurchase program. In 2007, $99.9 million of cash was used to purchase 3.6 million shares under the 2007 repurchase program. Also in 2008, we repaid $133 million of long-term debt including $108 million drawn on the line of credit and $25.0 million related to repayments of the 1998 private placement debt. In 2007, we repaid $87 million of long-term debt including $62.0 million drawn on the line of credit related to the Roanoke acquisition and $25.0 million related to repayments on the 1998 private placement debt. Cash generated from the exercise of stock options was $0.8 million in 2009, $1.4 million in 2008 and $13.8 million in 2007. The decrease in 2009 and 2008 of cash generated from the exercise of stock options was mainly due to the lower average stock price as compared to 2007. Cash dividends paid on common stock were $13.1 million, $13.4 million and $15.5 million in 2009, 2008 and 2007 respectively.

Cash Flows from Discontinued Operations:

($ in millions)	2009	2008	2007
Cash used in operating activities of discontinued operations	$—	$(15.2)	$(16.8)
Cash provided by investing activities of discontinued operations	$—	$—	$71.1

Cash used in operating activities of discontinued operations represents the cash used in the operations of the automotive and powder coatings businesses, which were divested in 2007 and 2006, respectively. The $15.2 million of cash used in operating activities in 2008 represented income tax payments made in conjunction with the gain on the sale of the automotive business. The $16.8 million of cash used in operating activities in 2007 included $20.1 million of income tax payments made in conjunction with the gain on the sale of the powder coatings business in 2006. Cash provided by investing activities of discontinued operations in 2007 represents the proceeds received for the sale of the automotive business in the fourth quarter of 2007, net of cash on the balance sheet of the divested business. The sale of the automotive business resulted in a pretax gain of $7.6 million and a net of tax loss of $6.2 million.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt[1]	$205.3	$42.6	$138.9	$22.5	$1.3
Interest payable on debt	5.9	3.2	2.4	0.3	—
Operating leases	10.8	5.2	4.6	1.0	—
Pension contributions[2]	18.1	18.1	—	—	—
Purchase obligation contracts[3]	20.6	6.1	9.6	4.9	—

Total contractual obligations	$260.7	$75.2	$155.5	$28.7	$1.3

[1]	Some of our interest obligations are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

[2]

Pension contributions are only included for fiscal 2010. We have not determined our pension funding obligations beyond 2010 and thus, any potential future contributions have been excluded from the table.

[3]	Represents a contract with Accenture to provide us information technology services. The contract was revised in 2009, see Note 12 in Notes to Consolidated Financial Statements for further information.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $10.8 million as of November 28, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 in Notes to Consolidated Financial Statements.

We expect 2010 capital expenditures to be approximately $25 million.

Off-Balance Sheet Arrangements

There are no relationships with any unconsolidated, special-purpose entities or financial partnerships established for the purpose of facilitating off-balance sheet financial arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Item 1A. Risk Factors identifies some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language that may be made elsewhere in this Annual Report on Form 10-K.

The list of important factors in Item 1A. Risk Factors does not necessarily present in order of importance. This disclosure, including that under “2010 Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by us in this report and elsewhere from time to time, represents our best judgment as of the date the information is given. We do not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the SEC or in our press releases) on related subjects.

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

Interest Rate Risk:     Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of November 28, 2009 would be approximately $1.8 million.

Foreign Exchange Risk:     As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States in 2009. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on 2009 financial results and foreign currency balance sheet positions as of November 28, 2009, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.1 million or $0.06 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company as of November 28, 2009 and November 29, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 28, 2009. We also have audited H.B. Fuller Company’s internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of November 28, 2009 and November 29, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended November 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 and Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) 740 “Income Taxes” on December 2, 2007, ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activites” on November 30, 2008, ASC 820-10 “Fair Value Measurements” on December 2, 2007 and the remaining aspects of ASC 820-10, “Fair Value Measurements” on November 30, 2008, and the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans” on November 28, 2009.

Minneapolis, Minnesota

January 22, 2010

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 28, 2009	November 29, 2008	December 01, 2007
Net revenue	$1,234,659	$1,391,554	$1,400,258
Cost of sales	(863,357)	(1,027,099)	(981,555)

Gross profit	371,302	364,455	418,703
Selling, general and administrative expenses	(264,141)	(254,898)	(275,893)
Goodwill and other impairment charges	(790)	(87,410)	—
Other income, net	15,983	2,794	6,802
Interest expense	(7,734)	(14,733)	(12,725)

Income from continuing operations before income taxes, minority interests and income from equity investments	114,620	10,208	136,887
Income taxes	(36,728)	5,693	(37,712)
Minority interests in (income) loss of subsidiaries	(32)	159	46
Income from equity investments	5,794	2,829	1,923

Net income from continuing operations	83,654	18,889	101,144
Income from discontinued operations	—	—	1,029

Net income	$83,654	$18,889	$102,173

Basic income per common share:
Continuing operations	1.73	0.37	1.69
Discontinued operations	—	—	0.02

Net income	$1.73	$0.37	$1.71

Diluted income per common share:
Continuing operations	1.70	0.36	1.66
Discontinued operations	—	—	0.02

Net income	$1.70	$0.36	$1.68

Weighted-average common shares outstanding:
Basic	48,325	51,045	59,914
Diluted	49,117	51,836	60,991
Dividends declared per common share	$0.2700	$0.2625	$0.2560

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 28, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$100,154	$80,370
Trade receivables, net	203,898	205,716
Inventories	116,907	143,158
Other current assets	52,697	49,813

Total current assets	473,656	479,057

Property, plant and equipment, net	253,300	252,758
Goodwill	103,731	88,823
Other intangibles, net	141,200	147,783
Other assets	128,558	112,907

Total assets	$1,100,445	$1,081,328

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$8,690	$11,134
Current installments of long-term debt	42,625	25,000
Trade payables	109,165	132,937
Accrued compensation	43,840	23,811
Income taxes payable	6,261	9,113
Other accrued expenses	25,427	27,959

Total current liabilities	236,008	229,954

Long-term debt, excluding current installments	162,713	204,000
Accrued pension liabilities	50,684	68,093
Other liabilities	56,798	40,827
Minority interests in consolidated subsidiaries	2,888	2,843

Total liabilities	509,091	545,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000, Shares outstanding—48,657,618 and 48,447,610, for 2009 and 2008, respectively	48,658	48,448
Additional paid-in capital	12,309	5,280
Retained earnings	589,451	518,937
Accumulated other comprehensive loss	(59,064)	(37,054)

Total stockholders’ equity	591,354	535,611

Total liabilities and stockholders’ equity	$1,100,445	$1,081,328

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 2, 2006	$59,932	$95,263	$597,115	$25,482	$777,792
Net income			102,173		102,173
Foreign currency translation				35,853	35,853
Minimum pension liability, net of tax of $8,904				17,330	17,330

Comprehensive Income					155,356
Adjustment to initially apply FASB ASC 715, net of tax of $22,444				(38,163)	(38,163)
Dividends			(15,590)		(15,590)
Stock option exercises	1,017	12,818			13,835
Share-based compensation plans other, net	51	3,351			3,402
Tax benefit on share-based compensation plans		2,580			2,580
Repurchases of common stock	(3,563)	(96,656)			(100,219)

Balance at December 1, 2007	57,437	17,356	683,698	40,502	798,993
Net income			18,889		18,889
Foreign currency translation				(70,293)	(70,293)
Defined benefit pension plans adjustment, net of tax of $2,982				(7,153)	(7,153)
Interest rate swap, net of tax				(110)	(110)

Comprehensive Income					(58,667)
Dividends			(13,566)		(13,566)
Stock option exercises	94	1,297			1,391
Share-based compensation plans other, net	79	7,698			7,777
Tax benefit on share-based compensation plans		433			433
Repurchases of common stock	(9,162)	(21,504)	(170,084)		(200,750)

Balance at November 29, 2008	48,448	5,280	518,937	(37,054)	535,611
Net income			83,654		83,654
Foreign currency translation				66,758	66,758
Defined benefit pension plans adjustment, net of tax of $49,605				(88,629)	(88,629)
Interest rate swaps, net of tax				(139)	(139)

Comprehensive Income					61,644
Effect of eliminating early measurement date for pension plans, net of tax of $116			29		29
Dividends			(13,169)		(13,169)
Stock option exercises	59	777			836
Share-based compensation plans other, net	176	6,388			6,564
Tax benefit on share-based compensation plans		201			201
Repurchases of common stock	(25)	(337)			(362)

Balance at November 28, 2009	$48,658	$12,309	$589,451	$(59,064)	$591,354

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years
	November 28, 2009	November 29, 2008	December 01, 2007
Cash flows from operating activities:
Net income	$83,654	$18,889	$102,173
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(1,029)
Depreciation	34,709	34,369	36,349
Amortization	12,038	11,803	14,009
Deferred income taxes	33,994	(28,506)	1,720
Share-based compensation	5,668	4,318	3,455
Excess tax benefit from share-based compensation	(201)	(433)	(2,580)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	15,691	(8,127)	20,993
Inventories	35,686	(12,644)	(12,648)
Other assets	10,154	(16,203)	9,391
Goodwill and other impairment charges	790	87,410	—
Trade payables	(31,863)	(17,063)	(12,416)
Accrued compensation	17,706	(11,231)	(8,530)
Other accrued expenses	(744)	(4,492)	(13,839)
Income taxes payable	(14,455)	1,173	666
Pension and other postretirement benefit plan contributions	(143,913)	(6,957)	(25,515)
Pension and other postretirement benefit plan income (expense)	1,092	(1,572)	25,431
Other liabilities	(3,748)	432	4,317
Other	15,152	(7,821)	(496)

Net cash provided by operating activities	71,410	43,345	141,451
Cash flows from investing activities:
Purchased property, plant and equipment	(22,738)	(19,959)	(20,890)
Purchased businesses, net of cash acquired	(4,175)	(6,436)	(1,155)
Purchased investments	—	—	(12,000)
Proceeds from sale of property, plant and equipment	1,109	211	910

Net cash used in investing activities	(25,804)	(26,184)	(33,135)
Cash flows from financing activities:
Proceeds from long-term debt	365,338	200,000	—
Repayment of long-term debt	(389,000)	(133,000)	(87,000)
Net proceeds from (payments on) notes payable	(2,934)	642	781
Dividends paid	(13,124)	(13,422)	(15,499)
Proceeds from stock options exercised	836	1,392	13,835
Excess tax benefit from share-based compensation	201	433	2,580
Repurchases of common stock	(362)	(200,750)	(100,219)
Other financing	—	—	(168)

Net cash used in financing activities	(39,045)	(144,705)	(185,690)
Effect of exchange rate changes	13,223	(23,244)	14,312

Net change in cash and cash equivalents	19,784	(150,788)	(63,062)
Cash used in operating activities of discontinued operations	—	(15,200)	(16,798)
Cash provided by investing activities of discontinued operations-net of proceeds from sale of business	—	—	71,089

Net change in cash and cash equivalents	19,784	(165,988)	(8,771)
Cash and cash equivalents at beginning of year	80,370	246,358	255,129

Cash and cash equivalents at end of year	$100,154	$80,370	$246,358

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$116	$—	$91
Cash paid for interest	$9,166	$16,070	$15,193
Cash paid for income taxes	$9,259	$39,352	$24,889

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company and its subsidiaries formulates, manufactures and markets adhesives, sealants, paints and other specialty chemical products globally, with sales operations in 38 countries in North America, Europe, Latin America, the Asia Pacific region, the Middle East and Africa. Our business is reported in four regional operating segments: North America, EMEA (Europe, Middle East and Africa), Latin America and Asia Pacific. The North America segment accounted for 43 percent of 2009 net revenue. EMEA, Latin America and Asia Pacific accounted for 29 percent, 18 percent and 10 percent, respectively.

The largest business component of each of the operating segments is adhesives. The adhesives business components produce and supply industrial and performance adhesives products for applications in various markets, including assembly (appliances, filters, construction, etc.), packaging (food and beverage containers, consumer goods, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, multi-wall bags and sacks, etc.), nonwoven and hygiene (disposable diapers, feminine care, medical garments, tissue and towel, etc.), performance wood (windows, doors, wood flooring, etc.), textile (footwear, sportswear, etc.), flexible packaging, graphic arts and envelope.

In the North America operating segment, the adhesives reporting unit also includes the insulating glass business activities that were previously reported as a separate reporting unit. The insulating glass activities are now integrated into the adhesives management structure and managed as a product line within the adhesives group. Therefore, the North America operating segment now consists of two components: adhesives and specialty construction.

The EMEA operating segment includes adhesives and products used in insulating glass applications. In 2008, the insulating glass business component was fully integrated with the adhesives component in Europe and therefore, the Europe operating segment consists of a single business component.

The Latin America operating segment includes adhesives and a liquid paints business component that produces and supplies paint through a variety of distribution channels in Central America.

In the Asia Pacific operating segment, the consumer reporting unit has been integrated into the adhesives management structure resulting in the Asia Pacific operating segment having only one reporting unit.

Principles of Consolidation:    The consolidated financial statements include the accounts of H.B. Fuller Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in affiliated companies in which we exercise significant influence, but which we do not control, are accounted for in the consolidated financial statements under the equity method of accounting. As such, consolidated net income includes our equity portion in current earnings of such companies, after elimination of intercompany profits. Investments in which we do not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

The fiscal year ends on the Saturday closest to November 30. Fiscal year end dates were November 28, 2009, November 29, 2008 and December 1, 2007 for 2009, 2008 and 2007 respectively.

On November 20, 2007, we sold our automotive business. As a result, we classified these operations as discontinued operations in accordance with accounting standards and, accordingly, segregated the revenue and expenses of these discontinued operations in the Consolidated Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are disclosed separately in the Consolidated Statements of Cash Flows.

Use of Estimates:    Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Provisions for sales returns are estimated based on historical experience, and adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with FASB Accounting Standard Codification (“ASC”) 605-50, “Customer Payments and Incentives”. Rebates recorded in the consolidated statements of income were $17,377, $22,116 and $25,317 in 2009, 2008 and 2007, respectively.

For certain products, consigned inventory is maintained at customer locations. For these products, revenue is recognized in the period that the inventory is consumed. Sales to distributors also require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales:    Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, shipping and receiving costs, freight costs, depreciation of manufacturing equipment and other less significant indirect costs related to the production of our products.

Selling, General and Administrative (SG&A) Expenses:    SG&A expenses include sales and marketing, research and development, technical and customer service, finance, legal, human resources, general management and similar expenses.

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

Restrictions on Cash:    There were no restrictions on cash as of November 28, 2009. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Additionally, the majority of our cash in non U.S. locations is permanently reinvested.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 27 percent of consolidated inventories. During 2009, 2008 and 2007, reductions in inventory quantities, resulted in liquidations of LIFO inventory layers causing an increase in gross profit of $290, $984 and $256, respectively. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted average actual cost) or market value.

Investments:    Investments with a value of $12,279 represent the cash surrender value of life insurance contracts on November 28, 2009. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the balance sheet. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “Other income, net”.

Investments in Equity Securities Carried at Cost:    Fair value of cost method investments is assessed according to accounting standards. We did not have any impairment of our cost method investments for the year ended November 28, 2009. In 2008 we determined that two of our cost method investments had incurred impairments that were considered other than temporary. The non-cash charges associated with these impairments was $2,410. The impairments were deemed to be other-than-temporary primarily because of the continuing operating losses and negative operating cash flows generated by the investee companies. The adverse economic conditions as of the end of 2008 also negatively impacted the projected cash flows of these companies. The remaining book value of the cost method investments as of November 28, 2009 was $3,404.

Property, Plant and Equipment:    Depreciation of property, plant and equipment is generally computed on a straight-line basis, based on estimated useful lives of the assets, including assets acquired by capital leases. Estimated useful lives range from 20 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the consolidated statements of income.

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

Capitalized Interest Costs:    Interest costs associated with construction and implementation of property, plant and equipment are capitalized. Capitalized interest costs were $149, $314 and $311 in 2009, 2008 and 2007, respectively.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition and all the activities within a reporting unit are available to support the value of goodwill. Accounting standards require us to test goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our annual goodwill impairment assessment has been historically completed during the fourth quarter based on balance sheet information as of the end of our fiscal third quarter. Based on our 2009 annual assessment, we determined that none of our goodwill was impaired.

In 2008 after our initial assessment, we determined that none of our goodwill was impaired. In the fourth quarter of 2008 however, as economic conditions worsened and the capital markets became distressed, we determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of our specialty construction reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax). The $85.0 million pretax charge was an estimated amount as of November 29, 2008.

The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $0.8 million ($0.5 million after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99.1 million prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13.3 million. See Note 6 for further discussion on Goodwill.

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

We consider a subsidiary’s sales price drivers, currency denomination of sales transactions and inventory purchases to be the primary indicators in determining a foreign subsidiary’s functional currency. Our subsidiaries in Latin America and certain European countries have a functional currency different than their local currency. All other foreign subsidiaries, which are located in North America, Europe and Asia, have the same local and functional currency.

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

Share-based Compensation:    We have various share-based compensation programs, which provide for equity awards including stock options and restricted stock. We record compensation expense associated with share-based awards and other forms of equity compensation in accordance with accounting standards as interpreted by SEC Staff Accounting Bulletin No. 107. The accounting standards require all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. See Note 3 for additional discussion.

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

	2009	2008	2007
Net income	$83,654	$18,889	$102,173
Weighted-average common shares—basic	48,325,135	51,044,679	59,913,560
Equivalent shares from share-based compensation plans	792,169	791,002	1,077,692

Weighted-average common and common equivalent shares—diluted	49,117,304	51,835,681	60,991,252

Share-based compensation awards for 1,284, 685,291 and 356,048 shares for 2009, 2008 and 2007, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Financial Instruments and Derivatives:    Our objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods the derivative instruments were outstanding. We do not enter into any speculative positions with regard to derivative instruments.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A and B and $25 million of Series C from our December 16, 2009 new Senior Notes agreement from fixed to variable rates. The swaps will convert our Senior Notes from fixed rates ranging from 5.13 percent to 5.61 percent to variable rates ranging from 6-month LIBOR plus 1.47 percent to 6-month LIBOR plus 1.78 percent. We have designated the firm commitment to borrow $75 million as the hedged item in a fair value hedge. As required by the accounting standards, a fair value calculation was done as of the fiscal year end to record the fair value change of the interest rate swaps and the firm commitment of the Senior Notes. The calculation resulted in $1,050 being recorded in other assets as the fair value of the swaps and $1,338 as the increase in the fair value of the firm commitment, which is included in long-term debt on the balance sheet as of November 28, 2009. The $288 difference between the fair value of the swaps and related firm commitment represents hedge ineffectiveness and is included in other expense in the 2009 consolidated statement of income. See Note 11 for further information.

Effective December 19, 2007 we entered into an interest rate swap agreement to limit exposure to the fluctuations in our LIBOR-based variable interest payments on our $75,000 term loan. The swap covered the notional amount of $75,000 at a fixed rate of 4.984 percent and expired on December 19, 2008. The fair value of the swap was a liability of $180 at November 29, 2008 and was included in other accrued expenses in the consolidated balance sheet. The swap was designated for hedge accounting treatment. Accordingly, we recognized the fair value of the swap in the consolidated balance sheet and any changes in the fair value were recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap was the estimated amount that we would pay or receive to terminate the agreement at the reporting date.

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 24,808, 30,383 and 9,464 shares of common stock in 2009, 2008 and 2007, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On July 11, 2007 our board of directors authorized a share repurchase program of up to $100,000. During the third and fourth quarters of 2007 we repurchased a total of 3,554,272 shares for $99,947 as part of the repurchase program. In the first quarter of 2008, the remaining $53 was used to purchase 2,086 shares and complete the 2007 repurchase program.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200,000 of our outstanding common shares after having completed the $100,000 stock buyback program. During the first and second quarters of 2008, we repurchased 9,129,915 shares using the full $200,000, thus completing the repurchase program.

Recently Issued Accounting Pronouncements:

On December 2, 2007, the beginning of our fiscal 2008, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Codification (ASC) 740, “Income Taxes” which clarify the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements. Guidance was also provided on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 8 for further information.

On December 2, 2007, the beginning of our fiscal 2008, we adopted ASC 820-10 “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities, provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. On November 30, 2008, the beginning of our fiscal 2009, we adopted the remaining aspects of ASC 820-10 “Fair Value Measurements and Disclosures,” that had been deferred. The adoption did not have a material impact on our financial condition, results of operations or cash flows. See Note 13 for further information.

On November 30, 2008, the beginning of our fiscal 2009, we adopted ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities” which required additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. The adoption of this accounting standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 11 for further information.

On November 28, 2009, the end of our fiscal 2009, we adopted the measurement provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans”. The measurement provisions required us to change the measurement date of our plans’ assets and obligations that determine our funded status, to our fiscal year end date. As a result of changing our measurement date, there were adjustments to retained earnings and accumulated other comprehensive income which we elected to make in the fourth quarter of 2009. See Note 10 for further information.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the fourth quarter of fiscal 2009. This standard did not have an impact on our consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805 which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The intent of the amendment is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2010. Our adoption will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued a new standard which requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This standard is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2010. Based upon the November 28, 2009 balance sheet, the impact of adopting the standard would be to reclassify $2,888 in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholders’ equity.

In April 2008, the FASB issued a new standard codified in ASC 350 “Intangibles—Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under accounting standards. This standard applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year 2010. The standard should be applied prospectively to intangible assets acquired after the effective date.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. The requirement for the new disclosures is effective for financial statements issued for fiscal years ending after December 15, 2009 which will be our fiscal year 2010.

In October 2009, the FASB issued ASU Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements—consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later which will be our fiscal year 2011.

Note 2:    Acquisitions and Divestitures

Acquisitions

Nordic Adhesive Technology:    On April 20, 2009 we acquired the outstanding shares of Nordic Adhesive Technology GmbH., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. The acquisition complements our existing product line, enhances our applications knowledge and enables us to expand our presence in the flexible packaging segment of the adhesives industry. The acquisition was a stock purchase and therefore encompasses all Nordic business operations. Intangible assets identified were customer lists, technology, trademarks and non-competition agreements.

The final purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The shareholders of Nordic Adhesive are entitled to an earn-out of up to €2,600 over the next three years, based on certain financial performance criteria. Any amount paid under the earn-out would be considered additional purchase price. The acquisition was recorded in our EMEA operating segment.

Based on final valuations, we recorded $2,277 to current assets, $98 to property, plant and equipment, $2,767 to intangibles, $2,717 to goodwill, $2,483 to current liabilities and $831 to long term liabilities.

Egymelt:    On August 31, 2008 we acquired the principal assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in 6th of October City, Egypt. Egymelt markets its products in the Middle East and North Africa. Under the terms of the deal, the assets acquired included land, building, manufacturing equipment, inventory, accounts receivable, customer list and non-competition agreements. No debt or liabilities were assumed. The total cash payment of $6,305 was funded through existing cash. We also incurred $326 of direct external costs, partially offset by $195 of adjustments and sales tax refunds. Based on final valuations, we recorded $1,665 to current assets, $1,349 to property, plant and equipment, $2,025 to intangibles and $1,397 to goodwill. The acquisition was recorded in our EMEA operating segment.

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

In accordance with accounting standards we have reclassified the results from our automotive business as discontinued operations. The operational results and the loss associated with the sale of this business are presented in the “Income from discontinued operations” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in the North America operating segment.

Revenue and income from discontinued operations for the year ended December 1, 2007 were as follows:

2007
Net revenue	$69,235
Income from operations	2,546
Gain on sale	7,604
Other expense, net	(77)
Income tax expense	(15,193)
Minority interests in income of subsidiaries	(39)
Income from equity investments	6,188

Net income from discontinued operations	$1,029

Income from operations excludes certain information technology and shared services charges that could not be directly attributed to the automotive business. In accordance with appropriate accounting standards, we did not allocate general corporate overhead charges to the automotive business and elected not to allocate general corporate interest expense.

Note 3:    Accounting for Share-Based Compensation

Overview:    We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described below.

Share-based Compensation Plans:    We currently grant stock options, restricted stock and stock-based units under equity compensation and deferred compensation plans.

Non-qualified stock options are granted to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent and generally have a contractual term of 10 years. Options exercised represent newly issued shares.

Restricted stock awards are nonvested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest in three, four or ten years from the date of grant; depending on the grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding upon grant. Restricted stock units become newly issued shares when vested. We expense the cost of the restricted stock awards, which is the grant date fair market value, ratably over the period during which the restrictions lapse. The grant date fair value is our closing stock price on the date of grant.

Directors’ Deferred Compensation Plan:    This plan allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We provide a 10 percent match on deferred compensation invested in these units. These units are required to be paid out in our common stock.

1998 Directors’ Stock Incentive Plan:    This plan offered non-employee directors incentives to put forth maximum efforts for the success of the business and to afford non-employee directors an opportunity to acquire a proprietary interest in us. This plan permitted granting of (a) restricted stock and (b) shares for amounts non-employee directors deferred under the Directors’ Deferred Compensation Plan. This plan expired in April 2008 and the shares are no longer available for use.

2009 Directors’ Stock Incentive Plan:    This plan permits granting of (a) shares for amounts non-employee directors defer under the Directors’ Deferred Compensation Plan and (b) discretionary grants of restricted stock, stock options, stock appreciation rights, performance awards and other stock awards.

Year 2000 Stock Incentive Plan:    This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan.

Key Employee Deferred Compensation Plan:    This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of company common stock. We provide a 10 percent match on deferred compensation invested in these units.

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first four percent of each employee’s pretax earnings, based on the employee’s contributions. Employees hired after January 1, 2007 are eligible for a separate annual retirement contribution to the 401(k) Plan of three percent of pay that is invested based on the election of the individual participant. The three percent contribution is in addition to our four percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2009 was $3,106 which included the cost of the four percent company match of $2,616 and the additional three percent contribution of $490. The costs of our match were $3,104 and $2,635 in 2008 and 2007, respectively.

Grant-Date Fair Value:    We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2009, 2008 and 2007 were calculated using the following assumptions:

	2009	2008	2007
Expected life (in years)	5.0	5.0	5.8
Weighted-average expected volatility	45.36%	36.07%	36.13%
Expected volatility	44.73% - 50.5%	35.63% - 38.98%	34.42% - 37.35%
Risk-free interest rate	1.58%	3.25%	4.66%
Expected dividend yield	1.82%	1.13%	0.94%
Weighted-average fair value of grants	$5.20	$8.25	$10.44

Expected life—We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

Expected volatility—Volatility is calculated using our stock’s historical volatility for the same period of time as the expected life. We have no reason to believe that its future volatility will differ from the past.

Risk-free interest rate—The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield—The calculation is based on the total expected annual dividend payout divided by the average stock price.

Expense

We use the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with cliff vesting. Expense is recognized over the requisite service period, which for us is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 78 percent and 82 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense was $5,668, $4,318 and $3,455 for 2009, 2008 and 2007, respectively. Included in these amounts was stock option expense of $3,129, $2,261 and $2,068, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2009, 2008 and 2007, there was $201, $433 and $2,580 of excess tax benefit recognized resulting from share-based compensation cost. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $10,248 at November 28, 2009 due to exercises of stock options, restricted stock lapsings and deferred compensation payouts in the year.

As of November 28, 2009, $4,896 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation costs related to unvested restricted stock awards is $1,854 as of November 28, 2009 and is expected to be recognized over a weighted-average period of 1.7 years.

Share-based Activity

A summary of option activity as of November 28, 2009, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2008	1,923,041	$18.04
Granted	969,687	14.71
Exercised	(58,915)	14.18
Forfeited or Cancelled	(90,590)	19.07

Outstanding at November 28, 2009	2,743,223	$15.68

The fair value of options granted during 2009, 2008 and 2007 was $5,038, $3,705 and $4,646, respectively. Total intrinsic value of options exercised during 2009, 2008 and 2007 was $315, $713 and $14,081, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 28, 2009 were $836.

The following table summarizes information concerning outstanding and exercisable options as of November 28, 2009:

Range of Exercises Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	242,428	1.0	$9.31	$2,637	242,428	1.0	$9.31	$2,637
$10.01-$15.00	1,443,426	6.9	13.92	9,044	590,959	3.7	13.70	3,838
$15.01-$20.00	435,180	6.9	17.17	1,315	239,304	6.0	16.36	916
$20.01-$25.00	23,971	8.4	20.93	—	5,992	8.4	20.93	—
$25.01-$30.00	598,218	7.6	26.84	—	225,297	7.4	26.89	—

	2,743,223	6.5	$16.91	$12,996	1,303,980	4.3	$15.68	$7,391

[1]	Represents the weighted-average remaining contractual life in years.

[2]	Represents the weighted-average exercise price.

[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of November 28, 2009, and changes during the year then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2008	52,762	214,583	267,345	$22.35	1.9
Granted	48,610	147,258	195,868	14.21	3.0
Vested	(13,182)	(73,380)	(86,562)	16.77	—
Forfeited	(4,924)	(15,357)	(20,281)	19.53	2.1

Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7

Total fair value of restricted stock vested during 2009, 2008, and 2007 was $1,245, $2,474 and $1,552, respectively. The total fair value of nonvested restricted stock at November 28, 2009 was $7,195.

We repurchased 24,808, 30,383 and 9,464 restricted stock shares during 2009, 2008 and 2007, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. We anticipate that approximately 19,000 restricted shares will be repurchased in fiscal 2010 to satisfy minimum tax withholdings.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of November 28, 2009 and changes during the year then ended were as follows:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2008	238,095	107,401	345,496
Participant contributions	23,123	3,837	26,960
Company match contributions[1]	29,169	910	30,079
Payouts	(21,524)	(14,507)	(36,031)

Units outstanding November 28, 2009	268,863	97,641	366,504

1	The non-employee directors’ company match includes 25,336 deferred compensation units paid as discretionary awards to all non-employee directors.

The fair value of non-employee directors company matches for 2009, 2008 and 2007 was $63, $61 and $60, respectively. The fair value of the non-employee directors’ discretionary award for 2009, 2008 and 2007 was $490, $420 and $392, respectively. The fair value of employee company matches for 2009, 2008 and 2007 $15, $34 and $64, respectively.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2009, 2008 and 2007 follow.

Other income, net	2009	2008	2007
Foreign currency transaction losses, net	$(3,600)	$(2,021)	$(1,218)
Gains on investments and company owned life insurance	147	7	563
Amortization of investments in partnerships accounted for under the cost method that generate low-income housing tax credits	(33)	(195)	(831)
Interest income	1,099	6,159	6,615
Roanoke litigation settlement	18,750
Other, net	(380)	(1,156)	1,673

Total other income, net	$15,983	$2,794	$6,802

Research and development expenses (included in selling, general and administrative expenses)	$16,992	$16,514	$16,877

Balance Sheet Information

Additional details of balance sheet amounts as of November 28, 2009 and November 29, 2008 follow.

Inventories:	2009	2008
Raw materials	$61,849	$74,800
Finished goods	72,513	90,517
LIFO reserve	(17,455)	(22,159)

Total inventories	$116,907	$143,158

Other current assets:
Other receivables	$10,502	$9,554
Prepaid income taxes	12,054	10,966
Deferred income tax asset	10,906	7,553
Prepaid expenses	17,930	21,040
Other current assets	1,305	700

Total other current assets	$52,697	$49,813

Property, plant and equipment:
Land	$42,612	$41,330
Buildings and improvements	232,910	221,771
Machinery and equipment	529,138	491,962
Construction in progress	10,861	7,561

Total, at cost	815,521	762,624
Accumulated depreciation	(562,221)	(509,866)

Net property, plant and equipment	$253,300	$252,758

Other assets:
Investments and company owned life insurance	$18,088	$22,806
Equity basis investments	30,772	26,126
Cost method investments	3,404	3,404
Long-term deferred tax asset	61,948	52,653
Prepaid pension costs	1,707	—
Other long-term assets	12,639	7,918

Total other assets	$128,558	$112,907

Other accrued expenses:	2009	2008
Taxes other than income taxes	$6,472	$4,695
Interest	1,534	2,705
Product liability	2,562	2,646
Accrued expenses	14,859	17,913

Total other accrued expenses	$25,427	$27,959

Income taxes payable:
Current income taxes payable	$5,131	$7,673
Current deferred income tax liability	1,130	1,440

Total income taxes payable	$6,261	$9,113

Other liabilities:
Asset retirement obligation	$1,395	$1,759
Long-term deferred tax liability	5,334	6,653
Long-term deferred compensation	4,229	3,817
Product Liability	1,554	2,311
Post retirement other than pension	31,252	8,173
Other long-term liabilities	13,034	18,114

Total other liabilities	$56,798	$40,827

Additional details on the trade receivables allowance for 2009, 2008 and 2007 follow.

	2009	2008	2007
Balance at beginning of year	$5,563	$6,297	$5,938
Charged to expenses	5,139	1,860	1,854
Write-offs/adjustments	(3,931)	(2,183)	(1,969)
Effect of exchange rates	348	(411)	474

Balance at end of year	$7,119	$5,563	$6,297

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive income for 2009, 2008 and 2007 follow.

Accumulated Other Comprehensive Income (Loss)	2009	2008	2007
Foreign currency translation adjustment	$79,023	$12,265	$82,558
Interest rate swap	(249)	(110)	—
Defined benefit pension plans adjustment net of taxes of $(76,990), $(27,385) and $1,960 in 2009, 2008 and 2007, respectively	(137,838)	(49,209)	(3,893)
Adjustment for initial adoption of FASB ASC 715, net of taxes of $22,444	—	—	(38,163)

Total accumulated other comprehensive income	$(59,064)	$(37,054)	$40,502

Note 5:    Asset Retirement Obligations

In accordance with Accounting Standards Codification (“ASC”), 410-20 “Asset Retirement Obligations”, we have recognized a liability for conditional asset retirement obligations related to special handling of asbestos related materials in certain facilities. An asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

We have identified certain facilities for which we have plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that all facilities have some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the use of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.

The asset retirement obligation liability was $ 1,395 and $ 1,759 at November 28, 2009 and November 29, 2008, respectively.

Note 6:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of November 28, 2009 and November 29, 2008, follows. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions (see Note 2). We assign goodwill to our adhesives reporting units using a relative fair value approach in accordance with U.S. GAAP.

	2009	2008
North America	$40,256	$35,960
EMEA	49,057	41,536
Latin America	5,370	4,355
Asia Pacific	9,048	6,972

Total	$103,731	$88,823

Additional details on the goodwill balance for 2009 and 2008 follow.

	2009	2008
Balance at beginning of year	$88,823	$184,660
Nordic Adhesive acquisition (Note 2)	2,717	—
Egymelt acquisition (Note 2)	—	1,397
Specialty Construction impairment	(790)	(85,000)
Currency effect	12,981	(12,234)

Balance at end of year	$103,731	$88,823

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our analysis as of November 28, 2009 indicated that there was no goodwill impairment.

Of the goodwill balance of $103,731 as of November 28, 2009, $26,919 resides in the North America adhesives reporting unit and $49,057 resides in EMEA. In both of these reporting units, the calculated fair value exceeded the carrying value of the net assets by a significant margin. No other reporting units, with the exception of specialty construction reporting unit, had a material amount of goodwill as of November 28, 2009.

In the fourth quarter of 2008, we determined that the fair value of our specialty construction reporting unit, within the North America operating segment, was less than the carrying value of its assets, including goodwill. As a result a pretax impairment charge of $85,000 ($52,838 after tax), was recorded in the fourth quarter of 2008.

The $85,000 pretax charge was an estimated amount as of our fiscal 2008 year-end. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $790 ($496 after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99,127 prior to any impairment charges. After the final valuation and additional impairment charge the goodwill balance for specialty construction is $13,337.

See Note 1 for further information of our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of November 28, 2009
Original cost	$31,929	$151,100	$16,846	$199,875
Accumulated amortization	(25,108)	(28,931)	(5,653)	(59,692)

Net identifiable intangibles	$6,821	$122,169	$11,193	$140,183

Weighted average useful lives (in years)	10	19	15	17

As of November 29, 2008
Original cost	$30,750	$147,350	$16,204	$194,304
Accumulated amortization	(22,421)	(20,327)	(4,637)	(47,385)

Net identifiable intangibles	$8,329	$127,023	$11,567	$146,919

Weighted average useful lives (in years)	11	19	15	18

Amortization expense with respect to amortizable intangible assets was $12,038, $11,803 and $14,009 in 2009, 2008 and 2007, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2010	2011	2012	2013	2014	Thereafter
Amortization Expense	$11,005	$10,260	$10,172	$10,172	$10,078	$88,496

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 28, 2009 and November 29, 2008 totaling $1,017 and $864, respectively, relate to the trademarks / trade names.

Note 7:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $8,690 at November 28, 2009. This amount represents various other short-term borrowings that were not part of committed lines. The borrowings are primarily in our Latin America region and are used to fund daily operations. The weighted-average interest rates on short-term borrowings were 9.0 percent, 11.1 percent and 9.5 percent in 2009, 2008 and 2007, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 28, 2009.

Long-Term Debt

Long-Term Debt, including Capital Lease Obligations	Weighted- Average Interest Rate at November 28, 2009	Maturity Date	2009	2008
U.S. dollar obligations:
Senior notes	7.29%	2010	$37,000	$62,000
Revolving credit line	0.78%	2010	92,000	92,000
Term Loan	0.86%	2013	75,000	75,000
Senior notes[1]	5.13%	2016	277	—
Senior notes[2]	5.13%	2017	547	—
Senior notes[3]	5.61%	2019	514	—

Total long-term debt			205,338	229,000
Less: current installments			(42,625)	(25,000)

Total			$162,713	$204,000

1	Interest rate swap on our December 16, 2009 Senior Notes, Series A

2	Interest rate swap on our February 24, 2010 Senior Notes, Series B

3	Interest rate swap on $25 million of our December 16, 2009 Senior Notes, Series C

On November 13, 2009, we entered into a note purchase agreement under which we agreed to issue $150 million in aggregate principal amount of senior unsecured notes to a group of private investors. The $150 million was split into four non-amortizing tranches:

•	$17 million 5.13% Senior Notes, Series A, due December 16, 2016 (7-year)

•	$33 million 5.13% Senior Notes, Series B, due February 24, 2017 (7-year)

•	$35 million 5.61% Senior Notes, Series C, due December 16, 2019 (10-year)

•	$65 million 5.61% Senior Notes, Series D, due February 24, 2020 (10-year)

Funding of the $150 million will occur in two waves. The first funding of Senior Notes, Series A and C, in the amount of $52 million, occurred on December 16, 2009. The second funding of Senior Notes, Series B and D, in the amount of $98 million, will occur on February 24, 2010.

The new private placement debt was actually priced on November 13, 2009. At that time, the agreements became legally binding and commitment to borrow the prescribed funds at the fixed rate constituted a firm commitment. Also on November 13, 2009 we entered into interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75,000 of the private placement debt. The specific swaps convert Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month London Interbank Offered Rate (LIBOR) (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. See Note 11 for additional information.

Effective December 19, 2007, we entered into a one year, interest rate swap agreement, whereby the interest rate on the term loan was fixed at 4.984%. The swap agreement expired on December 19, 2008. See Note 11 for additional information.

Long-term debt had an estimated fair value of $202,870 and $189,338 as of November 28, 2009 and November 29, 2008, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of November 28, 2009, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term	$250,000	$92,000	$158,000

A revolving credit agreement with a consortium of financial institutions accounted for the entire committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that can be drawn upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows us to increase the aggregate credit facility size to up to $375,000. Exercise of the accordion feature requires the approval of the consortium of financial institutions. Interest is payable at the LIBOR plus 0.525 percent. A facility fee of 0.10 percent is payable quarterly. Both the interest rate and the facility fee are based on a rating grid. The credit facility expires on December 14, 2010

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage, current assets and net worth requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At November 28, 2009 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$42,625	$114,500	$24,375	$22,500	$1,338

Note 8: Income Taxes

Income from continuing operations before income taxes, minority interests and income from equity investments	2009	2008	2007
United States	$78,226	$(42,969)	$59,057
Non-U.S.	36,394	53,177	77,830

Total	$114,620	$10,208	$136,887

Components of the provision for income tax expense (benefit)	2009	2008	2007
Current:
U.S. Federal	$(7,377)	$6,943	$12,758
State	(574)	1,334	1,947
Non-U.S.	10,685	14,536	21,287

	2,734	22,813	35,992

Deferred:
U.S. Federal	31,370	(23,638)	88
State	3,074	(3,314)	(140)
Non-U.S.	(450)	(1,554)	1,772

	33,994	(28,506)	1,720

Total	$36,728	$(5,693)	$37,712

Reconciliation of effective income tax rate	2009	2008	2007
Statutory U.S. federal income tax rate	$40,117	$3,572	$47,910
State income taxes, net of federal benefit	2,470	(99)	1,132
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	2,199	3,323	4,518
Foreign tax credits	(839)	(3,139)	(5,277)
Non-U.S. taxes	(3,062)	(1,398)	(7,305)
Interest income not taxable in the U.S.	(2,629)	(2,451)	(2,395)
Change in valuation allowance	(123)	(5,420)	—
Other	(1,405)	(81)	(871)

Total	$36,728	$(5,693)	$37,712

Deferred income tax balances at each year-end related to	2009	2008
Depreciation and amortization	$(971)	$8,530
Employee benefit costs	43,155	29,889
Foreign tax credit	5,233	—
Tax loss carryforwards	11,082	7,291
Other	10,779	9,315

	69,278	55,025
Valuation allowance	(2,888)	(2,912)

Net deferred tax assets	$66,390	$52,113

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension adjustments.

Net deferred taxes as presented on the Consolidated Balance Sheets	2009	2008
Deferred tax assets:
Current	$10,906	$7,553
Non-current	61,948	52,653
Deferred tax liabilities:
Current	(1,130)	(1,440)
Non-current	(5,334)	(6,653)

Net deferred tax assets	$66,390	$52,113

Valuation allowances relate to foreign tax loss carryforwards and U.S. state tax loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The net change in the valuation allowance during the year ended November 28, 2009, is primarily due to the removal of the valuation allowance for U.S. state and non-U.S. tax loss carry forwards, offset by a valuation allowance for certain current period non-U.S. tax losses.

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. We believe it is more-likely-than-not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

U.S. income taxes have not been provided on approximately $410,428 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. If any portion of these earnings were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus available foreign tax credit carryovers, if any. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $24,984 in twelve different countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $19,480 can be carried forward indefinitely, while the remaining $5,504 of tax losses must be utilized during 2010-2018.

We adopted the provisions of FASB ASC 740 “Income Taxes” as of December 2, 2007. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions.

We recognized no cumulative impact to the reserve for uncertain tax positions as a result of the adoption of ASC 740. Consistent with the provisions of the standard, the reserve for uncertain tax positions was reclassified from other current liabilities to non-current liabilities except for $2,093 of the reserve expected to be settled within one year.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for fiscal year ended November 28, 2009. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months except for decreases related to the above amount identified as a current liability and for $123 related to lapses in applicable statutes of limitation.

2009
Balance as of November 29, 2008	$11,835

Tax positions related to the current year:
Additions	274

Tax positions related to prior years:
Additions	1,391
Reductions	(1,048)
Settlements	(377)
Lapses in applicable statutes of limitation	(1,295)

Balance as of November 28, 2009	$10,780

Included in the balance of unrecognized tax benefits as of November 28, 2009, are potential benefits of $8,135 that, if recognized, would affect the effective tax rate from continuing operations.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended November 28, 2009, we recognized net interest and penalties of $299 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,457 as of November 28, 2009.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal or Swiss income tax examination for years prior to 2006. We have been notified of U.S. federal audit covering 2007 and 2008, that will begin in January 2010. There has been no Swiss income tax examination for 2006 and subsequent years. During 2009, the Swiss company completed a withholding tax audit covering 2003-2008 without adjustment. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

Note 9:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 48,657,618 and 48,447,610 shares issued and outstanding at November 28, 2009 and November 29, 2008, respectively. Dividends of $0.2700, $0.26250 and $0.2560 per share were declared and paid in 2009, 2008 and 2007, respectively.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200 million of our outstanding common shares after having completed a $100 million stock buyback program authorized on July 11, 2007. Under both programs, at our discretion, we were authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the programs was cash held in the United States and debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

Under the January 24, 2008 share repurchase program, 9,129,915 shares were repurchased in 2008 and this completed the $200 million share repurchase program.

Under the July 11, 2007 share repurchase program, 3,554,272 shares were repurchased in 2007 and another 2,086 shares were repurchased in the first quarter of 2008 to complete the July 11, 2007 share repurchase program.

Common Shares Outstanding	2009	2008	2007
Beginning balance	48,447,610	57,436,515	59,931,766
Stock options exercised	58,915	94,689	1,017,041
Deferred compensation paid	31,777	24,327	60,642
Restricted units vested	12,413	18,851	25,704
Restricted shares granted	147,258	84,206	91,257
Restricted shares forfeited	(24,808)	(30,385)	(9,464)
Shares withheld for taxes	(15,547)	(48,592)	(126,159)
Shares repurchased under repurchase plan	—	(9,132,001)	(3,554,272)

Ending balance	48,657,618	48,447,610	57,436,515

Shareholder Rights Plan:    The shareholder rights plan provides each holder of a share of common stock a right to purchase one one-hundredth of a share of preferred stock for $95, subject to adjustment. No fraction of a preferred share (other than fractions in integral multiples of one one-hundredth of a share) will be issued. Preferred shares purchased upon exercise of the rights will not be redeemable. Each preferred share will be entitled to a preferential quarterly dividend payment, a preferential liquidation payment, voting rights, and participation in any merger, consolidation or other transaction in which common shares are exchanged. These rights are not currently exercisable. In the event any person becomes an Acquiring Person (as defined in the rights plan), each holder of a right will thereafter have a right to receive, upon exercise thereof at the then current aggregate exercise price, in lieu of preferred shares, such number of common shares of ours having a current aggregate market price equal to twice the current aggregate exercise price. In the event that at any time after there is an Acquiring Person we are acquired in certain mergers or other business combination transactions or 50% or more of the assets or earning power of us and our subsidiaries (taken as a whole) are sold, holders of the rights will thereafter have the right to receive, upon exercise thereof at the then current aggregate exercise price, such number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a current aggregate market price equal to twice the current aggregate exercise price. Rights held by an acquiring person are void. We may redeem or exchange the rights in certain instances. Unless extended or redeemed, the rights expire on July 31, 2016.

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

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $ 6,599 and $ 6,120 in 2009 and 2008, respectively.

Effective December 1, 2007, we adopted the new requirements under ASC 715 “Compensation – Retirement Benefits.” Employers are now required to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML). As a result of the application of the new standards as of December 1, 2007, the company reversed assets of $2,651 and increased liabilities by $35,512. These liabilities were offset to accumulated other comprehensive income and deferred taxes. We also recognized an after-tax decrease in accumulated other comprehensive income of $5,333 and $8,385 for the U.S. and non-U.S. pension benefit plans, respectively, and $24,445 for the postretirement health care and life insurance benefit plan.

The following illustrates the adjustments to the balance sheet to record the funded status as of December 1, 2007:

	Before Adopting ASC 715	Eliminate AML	Adjust to ASC 715	Total Adjustments to adopt ASC 715	After Adopting ASC 715
Noncurrent benefit asset	$39,102	$—	$(24,558)	$(24,558)	$14,544
Intangible asset	537	(537)	—	(537)	—
Deferred tax asset	2,662	(1,960)	24,404	22,444	25,106
Current benefit liability	5,990	—	(3,815)	(3,815)	2,175
Noncurrent benefit liability	49,102	(6,391)	45,718	39,327	88,429
Accumulated other comprehensive income, net of tax	(5,332)	3,894	(42,057)	(38,163)	(43,495)
Accumulated other comprehensive income, pre-tax	(7,994)	5,853	(66,460)	(60,607)	(68,601)

In accordance with accounting standards we have changed our measurement date from August 31 to our fiscal year-end for our pension and other postretirement benefit plans. The adjustments to retained earnings and accumulated other comprehensive income due to the measurement date change as of November 29, 2009 were as follows:

	U.S. Plans	Non-U.S. Plans	Other Postretirement Plans
Retained earnings, net of tax	$167	$(178)	$40
Retained earnings, pre-tax	274	(426)	65
Accumulated other comprehensive income, net of tax	32	180	(71)
Accumulated other comprehensive income, pre-tax	53	254	(116)

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of November 28, 2009 and November 29, 2008:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2009	2008	2009	2008	2009	2008
Benefit obligation at beginning of year	$248,306	$266,412	$117,373	$144,418	$48,089	$78,284
Service cost	5,527	5,396	1,147	1,130	519	1,455
Interest cost	21,298	16,460	8,674	7,671	3,937	4,816
Participant contributions	—	—	—	63	1,187	997
Plan amendments	—	(1,603)	—	—	—	(25,663)
Actuarial (gain)/loss	45,266	(23,023)	12,231	(3,106)	10,720	(6,642)
Other	—	—	—	—	380	382
Curtailments	—	—	(438)	(931)	—	—
Settlement	—	(1,305)	—	—	—	—
Benefits paid	(18,297)	(14,031)	(7,076)	(6,205)	(7,968)	(5,540)
Currency change effect	—	—	17,581	(25,667)	—	—

Benefit obligation at end of year	302,100	248,306	149,492	117,373	56,864	48,089

Change in plan assets:
Fair value of plan assets at beginning of year	221,974	253,851	77,604	111,463	38,412	45,003
Actual return on plan assets	(11,572)	(19,311)	(10,763)	(13,589)	(6,004)	(6,288)
Employer contributions	86,931	1,465	54,508	1,251	2,475	4,241
Participant contributions	—	—	—	63	1,186	996
Benefits paid¹	(18,297)	(14,031)	(2,028)	(1,674)	(7,968)	(5,540)
Currency change effect	—	—	8,571	(19,910)	—	—

Fair value of plan assets at end of year	279,036	221,974	127,892	77,604	28,101	38,412
Fourth quarter contributions	—	368	—	910	—	1,247

Plan assets less than benefit obligation as of year end	$(23,064)	$(25,964)	$(21,600)	$(38,859)	$(28,763)	$(8,430)

1	Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008	2009	2008
Unrecognized actuarial loss	$116,051	$30,888	$57,633	$32,502	$60,977	$45,079
Unrecognized prior service cost (benefit)	134	263	(39)	(47)	(24,149)	(29,944)
Unrecognized net transition obligation	—	—	—	21	—	—

Ending balance	$116,185	$31,151	$57,594	$32,476	$36,829	$15,135

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Statement of financial position as of fiscal year-end:	2009	2008	2009	2008	2009	2008
Non-current assets	$—	$—	$1,707	$—	$—	$—
Accrued benefit cost
Current liabilities	(1,519)	(1,483)	(787)	(644)	(273)	(257)
Non-current liabilities	(21,545)	(24,480)	(22,520)	(38,214)	(28,490)	(8,173)

Ending balance	$(23,064)	$(25,964)	$(21,600)	$(38,859)	$(28,763)	$(8,430)

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $ 335,431 at November 28, 2009 and $ 276,898 at November 29, 2008. The accumulated benefit obligation of the non-U.S. pension plans was $ 143,745 at November 28, 2009 and $ 112,889 at November 29, 2008.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 28, 2009 and November 29, 2008:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Accumulated benefit obligation	$75,644	$64,378	$136,449	$112,889
Fair value of plan assets	28,102	38,412	117,632	77,604

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 28, 2009 and November 29, 2008:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Projected benefit obligation	$358,965	$296,395	$140,938	$117,373
Fair value of plan assets	307,138	260,386	117,632	77,604

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Employer contributions
2010	$5,319	$4,069	$8,721
Expected benefit payments
2010	$14,859	$6,165	$4,521
2011	15,135	6,398	4,558
2012	15,493	6,584	4,479
2013	16,013	6,837	4,409
2014	16,680	7,225	4,371
2015-2019	96,054	39,633	21,483

Components of net periodic benefit cost and other supplemental information for the years ended November 28, 2009, November 29, 2008, and December 1, 2007 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$4,422	$5,396	$6,604	$942	$1,123	$2,246	$415	$1,455	$1,587
Interest cost	17,038	16,460	16,487	7,679	7,675	6,945	3,150	4,816	4,038
Expected return on assets	(22,770)	(24,849)	(19,274)	(7,406)	(8,787)	(8,242)	(3,361)	(3,886)	(3,683)
Amortization:
Prior service cost	103	197	302	(4)	(5)	(4)	(4,636)	(922)	(1,734)
Actuarial (gain)/ loss	110	143	2,328	1,008	213	1,191	4,172	3,731	3,150
Transition amount	—	—	—	20	22	10	—	—	—
Curtailment (gain)/loss	—	(1,042)	—	—	—	—	—	—	—
Settlement charge/(credit)	—	(997)	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$(1,097)	$(4,692)	$6,447	$2,239	$241	$2,146	$(260)	$5,194	$3,358

	Pension Benefits		Postretirement benefits
	U.S. Plans	Non-U.S. Plans
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of November 28, 2009
Amortization of prior service cost (benefit)	66	(4)	(4,636)
Amortization of net actuarial (gain) loss	2,467	2,526	6,332

	2,533	2,522	1,696

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2009 and 2008 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2009	2009	2008	2009	2009	2008	2009	2009	2008
Asset Category
Equity securities	60.0%	49.5%	78.4%	60.0%	55.5%	96.3%	100.0%	97.6%	99.3%
Fixed Income	40.0%	50.5%	21.6%	40.0%	44.5%	3.7%	—	2.4%	0.7%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2009 and 2008. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

Our investment strategy for our U.S. pension plan was amended in 2009. The strategy shifted from being heavily weighted towards equities to being more balanced between equities and fixed income. The target asset allocation of the U.S. pension plan was changed from a mix of 80 percent equities and 20 percent fixed income to a mix of 60 percent equities and 40 percent fixed income. The shift in target asset allocation was made to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. As of November 28, 2009, the asset allocation of the U.S. pension plan was 49.5 percent equities and 50.5 percent fixed income. We plan to reallocate the portfolio to the new target allocation in 2010. The expected long-term rate of return on this plan was 8.75 percent in 2009 and 9.00 percent in 2008.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom and Canada. Our investment strategy for several of the non-U.S. pension plans was amended in 2009. The strategy shifted from being heavily weighted towards equities to being more balanced between equities and fixed income. Target asset allocations for several of the plans were reduced from allocations more heavily concentrated in equities to a mix of 60 percent equities and 40 percent fixed income. The shift in target asset allocation was made to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. As of November 28, 2009 the weighted-average asset allocation of all the non-U.S. pension plans was 55.5 percent equities and 44.5 percent fixed income. We plan to reallocate the portfolios to the new target asset allocations in 2010. The expected weighted-average long-term rate of return on these plans was 8.40 percent in 2009 and 7.94 percent in 2008.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2009 and 2008. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P500. The expected long-term rate of return on these plans was 8.75 percent in 2009, 2008 and 2007.

Weighted-average assumptions used to Determine benefit obligations	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	5.69%	6.93%	6.25%	5.16%	5.82%	5.46%	5.30%	6.79%	6.25%
Rate of compensation increase	4.19%	4.18%	4.23%	2.21%	2.14%	3.32%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.93%	6.25%	6.00%	5.82%	5.48%	4.68%	6.79%	6.25%	6.00%
Expected return on plan assets	8.75%	9.00%	9.00%	8.40%	7.94%	8.55%	8.75%	8.75%	8.75%
Rate of compensation increase	4.18%	4.23%	4.22%	2.21%	3.31%	3.32%	N/A	N/A	N/A

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The discount rate is determined using an actuarial tool that applies a yield curve approach which enables us to select a discount rate that reflects the characteristics of the plan. The tool identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan.

Assumed health care trend rates	2009	2008	2007
Health care cost trend rate assumed for next year	7.50%	8.00%	8.85%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2015	2015	2015

The rate of increase in health care cost levels is expected to be 7.50 percent in the year 2010. The company’s retiree medical plan was modified during 2008 with changes going into effect December 1, 2008. Changes include the elimination of certain benefits, increases in co-pay amounts and changes in options for medical coverage. The financial impact was to reduce the accumulated postretirement benefit obligation as of November 29, 2008 by $25,663.

Sensitivity Information:    The health care trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in the health care cost trend rate would have the following effects on the November 29, 2008 service and interest cost and the accumulated postretirement benefit obligation at November 28, 2009:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$40	$(30)
Effect on accumulated postretirement benefit obligation	$193	$(173)

Note 11:    Financial Instruments

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

Foreign currency derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense on the income statement during the periods in which the derivative instruments were outstanding.

As of November 28, 2009, we had forward foreign currency contracts maturing between December 2, 2009 and April 19, 2010. The mark-to-market value associated with these contracts was a net loss of $471, $502 and $796 in 2009, 2008 and 2007, respectively. These net losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A, all of Series B, and $25 million of Series C from our new Senior Notes agreement to variable interest rates. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. The fair value of the Senior Notes swapped into variable rates, was a liability of $1,338 at November 28, 2009 and was included in long-term debt in the consolidated balance sheet. See Note 7 for additional information. The fair values of the swaps in total were an asset of $1,050 at November 28, 2009 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes are recorded as other income, net in the income statement. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculations as of November 28, 2009 resulted in additional expense of $288 as the fair value of the Senior Notes increased by more than the fair value of the interest rate swaps.

Effective December 19, 2007 we entered into an interest rate swap agreement to limit exposure to the fluctuations in our LIBOR-based variable interest payments on our $75,000 term loan. The swap covered the notional amount of $75,000 at a fixed rate of 4.984 percent and expired on December 19, 2008. The fair value of the swap was a liability of $180 at November 29, 2008 and was included in other accrued expenses in the consolidated balance sheet. The swap was designated for hedge accounting treatment. Accordingly, we recognized the fair value of the swap in the consolidated balance sheet and any changes in the fair value was recorded as adjustments to accumulated other comprehensive income, net of tax. The fair value of the swap was the estimated amount that we would pay or receive to terminate the agreements at the reporting date.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 28, 2009 and November 29, 2008, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 28, 2009 are:

Fiscal Year	2010	2011	2012	2013	2014	Total Minimum Lease Payments
Operating Leases	$5,246	$3,082	$1,535	$798	$188	$10,849

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $8,138, $7,519 and $7,984 in 2009, 2008 and 2007, respectively.

Servicing Agreement:    In 2005, we engaged Accenture LLP to assist in delivering Information Technology more effectively and at a reduced cost. This original contract was scheduled to run through 2015. In the second quarter of 2009, we announced our decision to bring certain Information Technology roles and services back into H.B. Fuller and we revised our contract with Accenture. This revision decreased our future contractual obligations to Accenture. Actual expenditures under the Accenture agreement for the years ended November 28, 2009 and November 29, 2008 were $10,075 and $14,147, respectively. Of the costs incurred, $869 and $627 were capitalized in 2009 and 2008, respectively. The future contractual obligations to Accenture in each of the years indicated based on the revised contract in place at November 28, 2009 are:

Fiscal Year	2010	2011	2012	2013	2014	Total Contractual Obligations
Servicing Agreement	$6,099	$5,120	$4,482	$3,594	$1,280	$20,575

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of November 28, 2009, $1,259 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of November 28, 2009, we had recorded $3,025 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

We have been named as a defendant in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to asbestos containing products, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4,114 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,043 based on a probable liability of $4,114. During 2009 $1,079 was paid toward this settlement, of which our insurers paid $507 of that amount. Given that the remaining settlement payouts are expected to occur over a period of years and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2,923 and recorded a receivable of $1,461 as of November 28, 2009.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended November 28, 2009	Year Ended November 29, 2008	Year Ended December 01, 2007
Lawsuits and claims settled	7	5	6
Settlements reached	$846	$808	$405
Insurance payments received or expected to be received	$595	$599	$292

Of the seven asbestos-related lawsuits settled, five were settled in the fourth quarter for $795 and our insurers have paid or are expected to pay $560 of that amount.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of November 28, 2009, our probable liabilities and insurance recoveries related to asbestos claims were $3,490 and $1,918, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we do not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements in such litigation could negatively impact the results of operations or cash flows in one or more future quarters.

In addition to product liability claims discussed above, we are involved in other claims or legal proceedings related to our products, which we believe are not out of the ordinary in a business of the type and size in which we are engaged.

Note 13:    Fair Value Measurements

In September 2006, the FASB issued an accounting standard codified in ASC 820 “Fair Value Measurements and Disclosures”. This standard provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

We adopted the standard as amended by subsequent FASB standards beginning December 2, 2007 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities and derivatives. Derivatives include foreign currency forward contracts and interest rate swaps. There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis subsequent to the effective date of this standard. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

This standard also clarifies the application in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 28, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Description	November 28, 2009	Fair Value Measurements Using:			Total Gains (Losses)
		Level 1	Level 2	Level 3
Assets:
Marketable securities	$43,658	$31,791	$11,867	$—	$—
Derivative assets	489	—	489	—	—
Interest rate swaps	1,050	—	1,050	—	—
Goodwill	13,337	—	—	13,337	(790)
Liabilities:
Derivative liabilities	$960	$—	$960	$—	$—
Firm commitment liabilities	1,338	—	1,338	—	—

In accordance with accounting standards, goodwill related to our specialty construction reporting unit with a carrying amount of $14,127 at November 29, 2008 was written down to its implied fair value of $13,337 after completing our valuation work in the first quarter of 2009. The resulting impairment charge in the first quarter of $790 was included in earnings for the period.

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

Note 14:    Operating Segments

We report our operating segments in four geographic regions: North America, EMEA, Latin America and Asia Pacific, in accordance with accounting standards codified in FASB ASC 280, “Segment Reporting”. The Vice Presidents of each region, report directly to the Chief Executive Officer and are held accountable for, and are compensated based upon, the performance of the entire operating segment for which they are responsible. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

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

Beginning in 2009, our packaging solutions reporting unit that had been reported entirely in the North America segment, has been broken out into all four operating segments. The reporting unit has historically had international revenue and expenses however it was managed centrally in North America. The reporting unit is now managed on a regional basis and its results are therefore reflected in each operating segment. Certain reclassifications to 2008 and 2007 information, as previously reported, have been made to conform to the new segment structure.

Our Europe operating segment has been renamed to EMEA. We believe this name is more representative of the business activities of the segment, especially after the 2008 Egymelt acquisition. There were no other changes to this segment other than the addition of the packaging solutions activities related to Europe.

Reportable operating segment financial information for all periods presented follows:

	2009	2008	2007
Net revenue
North America	$532,831	$598,602	$642,507
EMEA	364,336	433,100	421,748
Latin America	216,742	229,525	221,133
Asia Pacific	120,750	130,327	114,870

Total	$1,234,659	$1,391,554	$1,400,258

Inter-segment sales
North America	$27,739	$32,523	$27,700
EMEA	$8,391	$11,114	$7,919
Latin America	$59	$2,495	$1,260
Asia Pacific	$2,738	$2,559	$940

Operating income
North America	$70,138	$58,340	$74,031
EMEA	23,177	35,730	46,942
Latin America	9,696	7,766	13,811
Asia Pacific	4,150	7,721	8,026

Total	$107,161	$109,557	$142,810

Depreciation and amortization
North America	$27,258	$25,972	$29,738
EMEA	12,181	12,524	12,318
Latin America	4,935	5,131	5,595
Asia Pacific	2,373	2,545	2,707

Total	$46,747	$46,172	$50,358

Total assets[1]
North America	$394,692	$393,039	$521,526
EMEA	319,990	290,425	324,529
Latin America	140,766	160,323	147,791
Asia Pacific	96,345	78,636	81,806
Corporate	148,652	158,905	288,950

Total	$1,100,445	$1,081,328	$1,364,602

Capital expenditures
North America	$3,856	$7,358	$9,225
EMEA	6,411	5,410	3,977
Latin America	1,589	3,632	2,910
Asia Pacific	5,713	1,557	1,484
Corporate	5,169	2,002	3,294

Total	$22,738	$19,959	$20,890

[1]

Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate and unallocated assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income from continuing operations to income from continuing operations before income taxes, minority interests and income from equity investments

	2009	2008	2007
Operating income	$107,161	$109,557	$142,810
Goodwill and other impairment charges	(790)	(87,410)	—
Other income, net	15,983	2,794	6,802
Interest expense	(7,734)	(14,733)	(12,725)

Income from continuing operations before income taxes, minority interests and income from equity investments	$114,620	$10,208	$136,887

	Property, Plant and Equipment
Geographic areas	2009	2008	2007
United States	$128,131	$139,214	$148,916
Germany	38,376	34,654	42,203
All other countries with less than 10 percent of total	86,793	78,890	86,715
Total	$253,300	$252,758	$277,834

Note 15    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2009
	Q1	Q2	Q3	Q4
Net revenue	$278,563	$299,193	$315,329	$341,573
Gross profit	74,999	89,408	100,415	106,480
Selling, general and administrative expenses	(62,606)	(61,516)	(68,324)	(71,695)
Goodwill and other impairment charges	(790)	—	—	—

Net income	$6,116	$17,558	$35,413	$24,567

Basic Income per common share	$0.13	$0.36	$0.73	$0.51

Diluted Income per share	$0.13	$0.36	$0.72	$0.50

Weighted-average common shares outstanding
Basic	48,288	48,305	48,343	48,364
Diluted	48,924	48,927	49,242	49,376

	2008
	Q1	Q2	Q3	Q4
Net revenue	$322,648	$356,765	$361,986	$350,155
Gross profit	91,517	95,223	90,453	87,262
Selling, general and administrative expenses	(64,997)	(62,795)	(63,757)	(63,349)
Goodwill and other impairment charges	—	—	(525)	(86,885)

Net income (loss)	$18,213	$21,366	$21,716	$(42,406)

Basic Income (loss) per common share	$0.32	$0.42	$0.45	$(0.88)

Diluted Income (loss) per share	$0.32	$0.41	$0.44	$(0.88)

Weighted-average common shares outstanding
Basic	56,682	51,047	48,222	48,227
Diluted	57,492	51,819	49,058	48,227

Note 16:    Subsequent Event

On December 16, 2009, subsequent to our fiscal year end, we entered into a note purchase agreement under which we agreed to issue $150 million in fixed-rate senior unsecured notes in the U.S. private placement market. See Note 7 and Note 11 for further discussion.

We have evaluated subsequent events through January 22, 2010, the date the audited consolidated financial statements were issued. No other subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of November 28, 2009, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of November 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of November 28, 2009, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 36.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s independent auditors, appears on page 36.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1– Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “How can a shareholder suggest a candidate for election to the Board?” and “Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 15, 2010 (the “2010 Proxy Statement”) are incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2009 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

The information under the headings “Executive Compensation” and “Director Compensation” contained in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” contained in the 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,192,993	(1)	$15.68	(2)	4,109,947	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	3,192,993		$15.68		4,109,947

(1)	Consists of 2,743,223 outstanding stock options, 83,266 outstanding restricted stock units and 366,504 deferred units convertible to common stock under the company’s deferred compensation plans.

(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

(3)

The following numbers of shares remained available for issuance under each of our equity compensation plans at November 28, 2009. Grants under these plans may be in the form of any of the listed type of awards. Of the number of shares available under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan, only 813,481 of these shares remained available for restricted stock or restricted stock unit awards as of November 28, 2009.

Plan	Number of Shares	Types of Awards
Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	4,047,224	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards

Key Employee Deferred Compensation Plan	62,723	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Director Independence” contained in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information under the heading “Fees to the Independent Auditors” contained in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the years ended November 28, 2009, November 29, 2008 and December 1, 2007.

Consolidated Balance Sheets as of November 28, 2009 and November 29, 2008.

Consolidated Statements of Stockholders’ Equity for the years ended November 28, 2009, November 29, 2008 and December 1, 2007.

Consolidated Statements of Cash Flows for the years ended November 28, 2009, November 29, 2008 and December 1, 2007.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

	Item	Incorporation by Reference

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Current Report on Form 8-K dated May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006 and Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007.

*10.7	Second Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.8	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.9	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 4, 2008.

10.15	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 , Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006, Exhibit 10.17 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

	Item	Incorporation by Reference

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.17	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.18	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.19	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.20	Schedules 2.03, 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended

10.21	Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents

10.22	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

10.23	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

10.24	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

10.26	Form of Restricted Stock Award Agreement for the Chief Executive Officer under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

10.27	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

	Item	Incorporation by Reference

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—James R. Giertz

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James R. Giertz

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ Michele Volpi
MICHELE VOLPI
Dated: January 22, 2010		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title

By:	/s/ Michele Volpi MICHELE VOLPI	President and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ James R. Giertz JAMES R. Giertz	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	/s/ James C. McCreary, Jr. JAMES C. MCCREARY, JR.	Vice President, Controller (Principal Accounting Officer)

	* LEE R. MITAU	Director, Chairman of the Board

	* JULIANA L. CHUGG	Director,

	* J. MICHAEL LOSH	Director

	* ALFREDO L. ROVIRA	Director

	* JOHN C. VAN RODEN, JR.	Director

	* R. WILLIAM VAN SANT	Director

*By:	/s/ Timothy J. Keenan TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 22, 2010

Exhibit Index

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Current Report on Form 8-K dated May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006 and Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007.
*10.7	Second Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.8	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

	Item	Incorporation by Reference
*10.9	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 4, 2008.

10.15	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 , Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006, Exhibit 10.17 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.17	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.18	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.19	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.20	Schedules 2.03, 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended

	Item	Incorporation by Reference
10.21	Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents

10.22	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

10.23	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

10.24	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

10.26	Form of Restricted Stock Award Agreement for the Chief Executive Officer under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

10.27	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Form of 302 Certification—Michele Volpi
31.2	Form of 302 Certification—James R. Giertz

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James R. Giertz