Form 10-K/A
period 2009-11-28
FULLER H B CO
filed 2010-01-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended November 28, 2009, initially filed with the Securities and Exchange Commission on January 22, 2010 (the “Original Filing”), is being filed to amend Item 8 in the Original Filing to add the name of our independent registered public accounting firm to the signature line of the Report of Independent Registered Public Accounting Firm contained therein. The accounting firm delivered a signed copy of its report to us prior to our making the Original Filing. Item 9A is being re-filed in this Form 10-K/A because it incorporates by reference the Report of Independent Registered Public Accounting Firm included in Item 8. In addition, Item 15 of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the forgoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

H.B.FULLER COMPANY

2009 Annual Report on Form 10-K/A

PART II. OTHER INFORMATION

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

/s/    KPMG LLP

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

H.B. Fuller Company’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 3.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s independent auditors, appears on page 3.

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

3.	Exhibits

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

	Item	Incorporation by Reference

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.17	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.18	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.19	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.20	Schedules 2.03, 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

10.21	Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

*10.22	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.23	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.24	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.26	Form of Restricted Stock Award Agreement for the Chief Executive Officer under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

*10.27	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

	Item	Incorporation by Reference

21	List of Subsidiaries	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

23	Consent of KPMG LLP	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

24	Power of Attorney	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

31.1	Form of 302 Certification—Michele Volpi

31.2	Form of 302 Certification—James R. Giertz

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James R. Giertz

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ Michele Volpi
MICHELE VOLPI
Dated: January 26, 2010		President and Chief Executive Officer

Exhibit Index

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Current Report on Form 8-K dated May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006 and Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007.
*10.7	Second Amendment of H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement)	Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

	Item	Incorporation by Reference
*10.8	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.9	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	H.B. Fuller Company Management Short-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 4, 2008.

10.15	Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2005 , Exhibit 10 to the Current Report on Form 8-K dated March 14, 2006, Exhibit 10.17 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

10.17	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009.

*10.18	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.19	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

	Item	Incorporation by Reference
10.20	Schedules 2.03, 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Credit Agreement, dated December 14, 2005, among H.B. Fuller Company and JP Morgan Chase Bank N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and ABN AMRO Bank N.V., Bank of America, N.A. and Bank of Tokyo-Mitsubishi Ltd., as Co-Documentation Agents, as amended	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

10.21	Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 to the Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

*10.22	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.23	Form of Restricted Stock Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.24	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.26	Form of Restricted Stock Award Agreement for the Chief Executive Officer under Amended and Restated Year 2000 Stock Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

*10.27	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

21	List of Subsidiaries	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

23	Consent of KPMG LLP	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

24	Power of Attorney	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended November 28, 2009.

31.1	Form of 302 Certification—Michele Volpi
31.2	Form of 302 Certification—James R. Giertz

32.1	Form of 906 Certification—Michele Volpi

32.2	Form of 906 Certification—James R. Giertz