Form 10-Q
period 2010-02-27
FULLER H B CO
filed 2010-03-31
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,930,634 as of March 18, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	February 27, 2010	February 28, 2009
Net revenue	$309,442	$278,563
Cost of sales	(211,763)	(203,564)

Gross profit	97,679	74,999
Selling, general and administrative expenses	(71,448)	(62,606)
Goodwill impairment charges	—	(790)
Other income (expense), net	(63)	(1,052)
Interest expense	(1,948)	(2,398)

Income before income taxes and income from equity investments	24,220	8,153
Income taxes	(7,059)	(3,008)
Income from equity investments	1,815	961

Net income including non-controlling interests	18,976	6,106
Net (income) loss attributable to non-controlling interests	(24)	10

Net income attributable to H.B. Fuller	$18,952	$6,116

Earnings per share attributable to H.B. Fuller common shareholders:
Basic	$0.39	$0.13
Diluted	$0.38	$0.13

Weighted-average common shares outstanding:
Basic	48,491	48,288
Diluted	49,494	48,924

Dividends declared per common share	$0.0680	$0.0660

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 27, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$148,974	$100,154
Trade receivables (net of allowances - $6,497 and $7,119, for February 27, 2010 and November 28, 2009, respectively)	185,511	203,898
Inventories	132,781	116,907
Other current assets	55,166	52,697

Total current assets	522,432	473,656

Property, plant and equipment	803,720	815,521
Accumulated depreciation	(555,440)	(562,221)

Property, plant and equipment, net	248,280	253,300

Other assets	128,248	128,558
Goodwill	96,773	103,731
Other intangibles, net	136,819	141,200

Total assets	$1,132,552	$1,100,445

Liabilities and equity
Current liabilities:
Notes payable	$12,633	$8,690
Current installments of long-term debt	52,250	42,625
Trade payables	104,634	109,165
Accrued compensation	30,860	43,840
Other accrued expenses	24,202	25,427
Income taxes payable	11,781	6,261

Total current liabilities	236,360	236,008

Long-term debt, excluding current installments	214,277	162,713
Accrued pension liabilities	44,115	50,684
Other liabilities	51,246	56,798

Total liabilities	545,998	506,203

Commitments and contingencies	—	—

Equity:
H.B. Fuller shareholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,913,561 and 48,657,618, for February 27, 2010 and November 28, 2009, respectively	48,914	48,658
Additional paid-in capital	15,001	12,309
Retained earnings	605,106	589,451
Accumulated other comprehensive loss	(85,389)	(59,064)

Total H.B. Fuller shareholders’ equity	583,632	591,354

Non-controlling interests	2,922	2,888

Total equity	586,554	594,242

Total liabilities and equity	$1,132,552	$1,100,445

See accompanying notes to consolidated financial statements.

H.B.FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 27, 2010	February 28, 2009
Cash flows from operating activities:
Net income including non-controlling interests	$18,976	$6,106
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	7,440	8,260
Amortization	3,011	2,944
Deferred income taxes	387	(341)
Share-based compensation	1,929	1,428
(Excess tax benefit) tax deficiency from share-based compensation	(44)	21
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	13,395	21,611
Inventories	(18,934)	3,433
Other assets	(2,196)	2,110
Goodwill impairment charges	—	790
Trade payables	(2,014)	(37,697)
Accrued compensation	(11,867)	(1,687)
Other accrued expenses	(710)	(2,800)
Income taxes payable	5,857	(2,544)
Accrued / prepaid pensions	(4,761)	(740)
Other liabilities	(4,560)	(2,476)
Other	(4,797)	3,766

Net cash provided by operating activities	1,112	2,184

Cash flows from investing activities:
Purchased property, plant and equipment	(9,395)	(4,870)
Proceeds from sale of property, plant and equipment	169	61

Net cash used in investing activities	(9,226)	(4,809)

Cash flows from financing activities:
Proceeds from long-term debt	273,000	90,000
Repayment of long-term debt	(211,000)	(92,000)
Net proceeds from notes payable	3,923	3,701
Dividends paid	(3,326)	(3,206)
Proceeds from stock options exercised	1,210	—
Excess tax benefit (tax deficiency) from share-based compensation	44	(21)
Repurchases of common stock	(376)	(332)

Net cash provided by (used in) financing activities	63,475	(1,858)

Effect of exchange rate changes	(6,541)	(5,594)

Net change in cash and cash equivalents	48,820	(10,077)
Cash and cash equivalents at beginning of period	100,154	80,370

Cash and cash equivalents at end of period	$148,974	$70,293

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$15	$29
Cash paid for interest	$2,296	$3,559
Cash paid for income taxes	$3,355	$4,211

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended November 28, 2009 as filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued and, in April 2009, amended a new business combinations standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The intent of the amendment is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010. With the adoption of this standard, as amended, our accounting for future business combinations will change on a prospective basis to business combinations completed on or after November 29, 2009.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires that non-controlling interests (previously referred to as minority interests) be included in the consolidated balance sheets within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and the non-controlling interests shares, with disclosure on the face of the consolidated statements of earnings of the amounts attributable to the parent and to the non-controlling interests; changes in a parent’s ownership be treated as an equity transaction; and if a subsidiary is deconsolidated, any retained non-controlling interests in the former subsidiary be measured at fair value with gain or loss recognized in net earnings. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. This standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued an accounting standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the accounting standards. This standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010 and will be applied prospectively to intangible assets acquired after November 29, 2009.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

New Accounting Pronouncements:

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. The requirement for the new disclosures is effective for financial statements issued for fiscal years ending after December 15, 2009 which for us will be our 2010 fiscal year ending November 27, 2010.

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting for revenue arrangements involving multiple deliverables. These updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. The updates are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later which will be our fiscal year 2011.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, which for us will be February 28, 2010, the beginning of our second quarter in fiscal 2010. However, the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010, our fiscal 2012.

Note 2: Acquisitions

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

The final purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The shareholders of Nordic Adhesive are entitled to an earn-out of up to €2,600 over the next three years, based on certain financial performance criteria. Any amount paid under the earn-out would be considered additional purchase price. Based on final valuations, we recorded $2,277 to current assets, $98 to property, plant and equipment, $2,767 to intangibles, $2,717 to goodwill, $2,483 to current liabilities and $831 to long term liabilities. The acquisition was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K/A as of November 28, 2009.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended February 27, 2010 and February 28, 2009 were calculated using the following assumptions:

	13 Weeks Ended
	February 27, 2010	February 28, 2009
Expected life (in years)	5	5
Weighted-average expected volatility	50.80%	44.79%
Expected volatility	50.80%	44.73% - 45.80%
Risk-free interest rate	2.14%	1.51%
Expected dividend yield	1.35%	1.87%
Weighted-average fair value of grants	$8.48	$4.86

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

Expense Recognition: We use the straight-line attribution method to recognize expense for option awards with graded vesting and restricted stock awards with graded and cliff vesting.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 81 percent and 83 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,929 and $1,428 was included in our Consolidated Statements of Income for the 13 weeks ended February 27, 2010 and February 28, 2009, respectively. Included in these amounts were $1,303 and $899 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended February 27, 2010 there was $44 of excess tax benefit recognized. For the 13 weeks ended February 28, 2009, there was $21 written off against the APIC Pool for tax deficiencies.

As of February 27, 2010, there was $7,808 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.6 years. Unrecognized compensation costs related to unvested restricted stock awards was $4,724, which is expected to be recognized over a weighted-average period of 2.2 years.

Share-based Activity

A summary of option activity as of February 27, 2010 and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2009	2,743,223	$15.68
Granted	556,308	20.57
Exercised	(91,549)	13.21
Forfeited or Cancelled	(128,377)	19.66

Outstanding at February 27, 2010	3,079,605	$17.57

The fair value of options granted during the 13 weeks ended February 27, 2010 and February 28, 2009, was $4,720 and $4,241, respectively. Total intrinsic value of options exercised during the 13 weeks ended February 27, 2010

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

was $774. There were no options exercised during the 13 weeks ended February 28, 2009. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended February 27, 2010 were $1,210. There were no stock options exercised during the 13 weeks ended February 28, 2009.

Range of Exercises Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	219,725	0.8	$9.31	$2,390	219,725	0.8	$9.31	$2,390
$10.01-$15.00	1,337,371	6.6	13.91	8,394	742,180	4.8	13.79	4,747
$15.01-$20.00	403,043	6.7	17.25	1,185	295,915	5.8	16.33	1,143
$20.01-$25.00	569,458	9.7	20.59	—	5,992	8.1	20.93	—
$25.01-$30.00	550,008	7.3	26.85	—	343,011	7.2	26.83	—

	3,079,605	6.9	$17.57	$11,969	1,606,823	5.0	$16.46	$8,280

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of February 27, 2010, and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7
Granted	71,438	149,003	220,441	21.00	2.7
Vested	(13,327)	(52,059)	(65,386)	26.79	—
Forfeited	(23,867)	(5,011)	(28,878)	18.72	1.7

Nonvested at February 27, 2010	117,510	365,037	482,547	$19.11	2.2

Total fair value of restricted stock vested during the 13 weeks ended February 27, 2010 and February 28, 2009 was $1,436 and $1,156, respectively. The total fair value of nonvested restricted stock at February 27, 2010 was $10,129.

We repurchased 27,313 and 23,022 restricted stock shares during the 13 weeks ended February 27, 2010 and February 28, 2009, respectively, in conjunction with restricted stock vestings. The repurchases relate to statutory minimum tax withholding. We do not expect any additional restricted stock shares to be repurchased in fiscal 2010.

A summary of deferred compensation unit activity as of February 27, 2010, and changes during the 13 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2009	268,863	97,641	366,504
Participant contributions	8,061	1,554	9,615
Company match contributions	1,117	250	1,367
Payouts	(29,689)	(4,757)	(34,446)

Units outstanding February 27, 2010	248,352	94,688	343,040

Deferred compensation units are fully vested at the date of contribution.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	February 27, 2010	February 28, 2009
Weighted-average common shares - basic	48,490,604	48,288,497
Equivalent shares from share-based compensations plans	1,003,731	635,713

Weighted-average common and common equivalent shares - diluted	49,494,335	48,924,210

Basic earnings per share is calculated by dividing net income attributable to H.B. Fuller by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

Options to purchase 1,200,223 and 1,882,715 shares of common stock at the weighted-average exercise price of $23.38 and $18.87 for the 13 week periods ended February 27, 2010 and February 28, 2009, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Comprehensive Income (Loss)

The components of total comprehensive income (loss) follow:

	13 Weeks Ended February 27, 2010
	Total	H.B. Fuller Shareholders	Non-controlling Interests
Net income including non-controlling interests	$18,976	$18,952	$24
Other comprehensive income (loss)
Foreign currency translation, net	(29,961)	(29,971)	10

Total comprehensive income (loss)	$(10,985)	$(11,019)	$34

	13 Weeks Ended February 28, 2009
	Total	H.B. Fuller Shareholders	Non-controlling Interests
Net income including non-controlling interests	$6,106	$6,116	$(10)
Other comprehensive income (loss)
Foreign currency translation, net	(908)	(909)	1

Total comprehensive income (loss)	$5,198	$5,207	$(9)

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Components of accumulated other comprehensive income follows:

Accumulated Other Comprehensive (Loss)

	February 27, 2010
	Total	H.B. Fuller Shareholders	Non-controlling Interests
Foreign currency translation adjustment	$49,049	$49,052	$(3)
Defined benefit pension plans adjustment net of taxes	(134,192)	(134,192)	—
Interest rate swap	(249)	(249)	—

Total accumulated other comprehensive (loss)	$(85,392)	$(85,389)	$(3)

	November 28, 2009
	Total	H.B. Fuller Shareholders	Non-controlling Interests
Foreign currency translation adjustment	$79,010	$79,023	$(13)
Defined benefit pension plans adjustment net of taxes	(137,838)	(137,838)	—
Interest rate swap	(249)	(249)	—

Total accumulated other comprehensive (loss)	$(59,077)	$(59,064)	$(13)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended February 27, 2010 and February 28, 2009
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2010	2009	2010	2009	2010	2009
Service cost	$1,374	$1,105	$269	$225	$135	$104
Interest cost	4,276	4,260	1,838	1,690	731	787
Expected return on assets	(6,558)	(5,692)	(2,052)	(1,580)	(684)	(840)
Amortization:
Prior service cost	17	26	(1)	(1)	(1,159)	(1,159)
Actuarial (gain)/ loss	617	27	664	224	1,583	1,043
Transition amount	—	—	—	5	—	—

Net periodic cost (benefit)	$(274)	$(274)	$718	$563	$606	$(65)

In the first quarter of 2010, we contributed $3.8 million to our U.S. Pension Plan to finalize our funding strategy begun in third quarter 2009. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration.

Note 7: Inventories

The composition of inventories follows:

	February 27, 2010	November 28, 2009
Raw materials	$67,786	$61,849
Finished goods	82,858	72,513
LIFO reserve	(17,863)	(17,455)

Total inventories	$132,781	$116,907

Note 8: Financial Instruments

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

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

As of February 27, 2010, we had forward foreign currency contracts maturing between March 10, 2010 and September 13, 2010. The mark-to-market effect associated with these contracts was a net loss of $1,171 at February 27, 2010. These net losses were largely offset by the underlying transaction net gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A, all of Series B, and $25 million of Series C from our new Senior Notes agreement to variable interest rates. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. The fair value of the Senior Notes swapped into variable rates, was a liability of $527 at February 27, 2010 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were a liability of $501 at February 27, 2010 and were included in other liabilities in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes are recorded as other income (expense), net in the consolidated statement of income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The hedge ineffectiveness calculations as of February 27, 2010 resulted in additional expense of $741.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 27, 2010, $1,153 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of February 27, 2010, we had recorded $2,561 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4,114 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,043 based on a probable liability of $4,114. Given that the remaining settlement payouts are expected to occur over a period of years and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2,814 and recorded a receivable of $1,464 as of February 27, 2010.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims follows. There were no settlements in the first quarter of 2009.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

($ in thousands)	13 Weeks Ended February 27, 2010	13 Weeks Ended February 28, 2009
Lawsuits and claims settled	2	—
Settlements reached	$398	$—
Insurance payments received or expected to be received	$322	$—

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of February 27, 2010, our probable liabilities and insurance recoveries related to asbestos claims were $3,350 and $1,999, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 10: Operating Segments

We evaluate the performance of each of our operating segments based on operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Corporate expenses are fully allocated to each operating segment.

In the first quarter of 2010 we changed the name of our EMEA (Europe, Middle East, Africa) operating segment to EIMEA (Europe, India, Middle East Africa). This was to acknowledge that the financial results of our entity in India are now included in this operating segment. The India entity began operations in the second half of 2009 and for that period the results were included in the Asia Pacific operating segment. The financial results-to-date for India have been immaterial to either segment’s operating results.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments.

	13 Weeks Ended
	February 27, 2010			February 28, 2009
($ in millions)	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$127,067	$9,325	$17,203	$119,173	$5,329	$9,772
EIMEA	94,018	2,131	4,110	78,909	1,654	1,884
Latin America	55,294	12	2,852	55,343	—	864
Asia Pacific	33,063	1,597	2,066	25,138	1,070	(127)

Total	$309,442		$26,231	$278,563		$12,393

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Reconciliation of operating income to income before income taxes and income from equity investments:

	13 Weeks Ended
	February 27, 2010	February 28, 2009
Operating income	$26,231	$12,393
Goodwill impairment charges	—	(790)
Other income (expense), net	(63)	(1,052)
Interest expense	(1,948)	(2,398)

Income before income taxes and income from equity investments	$24,220	$8,153

Note 11: Income Taxes

As of February 27, 2010, we had a $10,891 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). Of this total, $8,283 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of February 27, 2010, we had accrued $2,474 of net interest and penalties relating to unrecognized tax benefits. During the first quarter of 2010 our recorded liability for unrecognized tax benefits, net, increased by $444.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for years prior to 2006 or for Swiss income tax examination for years prior to 2008. During the first quarter of 2010, a U.S. federal examination commenced for 2007 and 2008. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate accruals with respect to these examinations.

Note 12: Goodwill

In the fourth quarter of 2008, we determined that the fair value of our specialty construction reporting unit was less than the carrying value of its assets, including goodwill. As a result, a pretax impairment charge of $85,000 ($52,838 after tax), was recorded in the fourth quarter of 2008. The $85,000 pretax charge was an estimated amount as of our fiscal 2008 year-end. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $790 ($496 after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99,127 prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13,337.

A summary of goodwill activity for the first three months of 2010 is presented below:

Balance at November 28, 2009	$103,731
Currency impact	(6,958)

Balance at February 27, 2010	96,773

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 27, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

		Fair Value Measurements Using:
Description	February 27, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$97,898	$36,341	$61,557	$—	$—
Derivative assets	345	—	345	—	—

Liabilities:
Derivative liabilities	$1,516	$—	$1,516	$—	$—
Interest rate swaps	501	—	501	—	—
Long-term debt	75,527	—	75,527	—	—

Note 14: Subsequent Event

On March 11, 2010, we entered into a stock purchase agreement to acquire all of the shares of Revertex Finewaters Shd Bhd, headquartered outside Kuala Lumpur, Malaysia. The purchase price is approximately $26 million, subject to working capital adjustments. Revertex Finewaters is a leading supplier of adhesives in Malaysia, with a well developed export network throughout Southeast Asia. Their 2009 net revenue was approximately $18 million. This transaction is expected to close during our second quarter of 2010, subject to customary closing conditions and regulatory approvals.

We have evaluated subsequent events through the date the unaudited consolidated financial statements were issued. No other subsequent events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K/A for the year ended November 28, 2009 for important background information related to the business.

In the first quarter of 2010, net revenue of $309.4 million was 11.1 percent higher than the first quarter of 2009. Organic revenue growth, which we define as revenue growth due to sales volume and changes in selling prices, increased by 6.1 percent as compared to the first quarter of 2009. Our sales volumes were up 8.3 percent in the first quarter of 2010 compared to the same period last year. The increase in sales volume was attributed to new business generation as well as more favorable economic conditions than in the first quarter of 2009. Investments made in our sales and technical organizations in 2009 are beginning to generate positive volume growth. The gross profit margin for the first quarter of 31.6 percent was 470 basis points above the 26.9 percent recorded in the first quarter of 2009. Decreases in raw material costs in the second and third quarters of 2009, product line reformulations and the higher sales volume all contributed to the improved margin as compared to the first quarter of last year. SG&A expenses increased nearly $9 million from the first quarter of 2009 largely due to additional payroll-related costs for new employees in the sales, marketing and technical areas of the business. The effects of currency fluctuations added approximately $2.0 million to the 2010 SG&A expenses as compared to the first quarter of 2009. Net income attributable to H.B. Fuller for the first quarter of 2010 was $19.0 million as compared to $6.1 million in the first quarter of 2009. On a diluted earnings per share basis, the first quarter of 2010 was $0.38 as compared to $0.13 in the first quarter of 2009.

Fiscal year 2010 is off to a strong start with the 11.1 percent net revenue growth and exceptional earnings generation in the first quarter. With a more stable economic environment in 2010 as compared to 2009 and our continued focus on organic growth we expect net revenue for the full year to exceed 2009 by 9 to 11 percent. The gross profit margins are expected to decline somewhat from the record highs of the previous two quarters as raw material prices are projected to be above last year for the remainder of 2010. Investments in the SG&A expense area will be accelerated as we continue to invest in profitable growth. The effective income tax rate for the remainder of 2010 is expected to be approximately 34 percent.

Results of Operations

Net revenue:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Net revenue	$309.4	$278.6	11.1%

We review variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2010 compared to the same period in 2009.

13 Weeks Ended February 27, 2010
Product pricing	(2.2)%
Sales volume	8.3%
Currency	4.4%
Acquisitions	0.6%

11.1%

Organic sales growth was a positive 6.1 percent (positive 8.3 percent from sales volume and negative 2.2 percent from product pricing) in the first quarter of 2010 as compared to the same period last year. Three of our four operating segments achieved positive organic revenue growth in the first quarter. Latin America recorded a slight decrease due to the declines in the sales volumes of the Paints reporting unit. The positive currency effects resulted primarily from the stronger Euro and Australian dollar in the first quarter of 2010 as compared to the same period in 2009. The 0.6 percent net revenue increase from acquisitions was due to the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of sales:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Cost of sales:	$211.8	$203.6	4.0%
Percent of net revenue	68.4%	73.1%

Cost increases due to the higher sales volume and the weaker U.S. dollar were partially offset by lower raw material prices in the first quarter of 2010 as compared to the same period of 2009. Raw material prices had peaked in the first quarter of 2009 before declining sharply beginning in the second quarter of 2009. The prices did begin to increase in the first quarter of 2010 but overall, remained at levels below last year. Product reformulations during 2009 also contributed to the reduced raw material costs compared to last year.

Gross profit margin:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Gross profit margin	$97.7	$75.0	30.2%
Percent of net revenue	31.6%	26.9%

The higher gross profit margin for the first quarter of 2010 as compared to the same period in 2009 was driven by the combination of higher sales volumes and lower raw material costs.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
SG&A	$71.4	$62.6	14.1%
Percent of net revenue	23.1%	22.5%

SG&A expenses increased $8.8 million or 14.1 percent from the first quarter of 2009. The effects of the weaker U.S. dollar as compared to the first quarter of 2009 accounted for approximately $2.0 million of the increase. Payroll-related costs associated with individuals hired after the first quarter of 2009 also caused the SG&A expenses to be higher in the first quarter of 2010. These new hires were primarily part of the investments made in our sales and technical organizations as we continue to focus on organic revenue growth.

Goodwill impairment charges:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Goodwill impairment charges	$—	$0.8	(100.0)%

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the specialty construction reporting unit. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work. There were no impairment charges in the first quarter of 2010.

Other income (expense), net:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Other income (expense), net	$(0.1)	$(1.1)	(94.0)%

The lower expense in 2010 was primarily due to high currency transaction and re-measurement losses in the first quarter of 2009. The losses were 1.0 million in the first quarter of 2009 as compared to gains of $0.1 million in the first quarter of 2010.

Interest expense:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Interest expense	$1.9	$2.4	(18.8)%

The lower interest expense in the first quarter of 2010 as compared to the first quarter of 2009 was due to lower interest rates. Average debt levels were higher in the first quarter of 2010 as compared to the same period last year.

Income taxes:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Income taxes	$7.1	$3.0	134.7%
Effective tax rate	29.1%	36.9%

Income tax expense in the first quarter of 2010 of $7.1 million included $1.1 million of discrete tax benefits. Excluding these items, the overall effective tax rate was 33.8 percent in the first quarter of 2010 as compared to 36.9 percent in the first quarter of 2009. The primary reason for the lower rate in 2010 resulted from changes in the geographic mix of pretax earnings, excluding discrete tax benefits, as compared to 2009.

Income from equity investments:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Income from equity investments	$1.8	$1.0	88.9%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The first quarter results reflected the higher net income recorded by the joint venture in 2010 compared to the same period of 2009 due mainly to stronger gross profit margins.

Net (income) attributable to noncontrolling interests:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Net (income) attributable to noncontrolling interests	$(0.02)	$0.01	NMP

NMP = Non-meaningful percentage

Improvements in the operating performance of our China entities resulted in noncontrolling interest expense of $24 thousand in the first quarter of 2010 as compared to a $10 thousand credit on this line in the first quarter of 2009. In the first quarter of 2009 the China entities recorded operating losses.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Net income attributable to H.B. Fuller	$19.0	$6.1	209.9%
Percent of net revenue	6.1%	2.2%

The net income attributable to H.B. Fuller for the first quarter of 2010 was $19.0 million compared to $6.1 million for the first quarter of 2009. The net income improvement in the first quarter of 2010 was primarily the result of the 6.1 percent organic sales growth combined with the improved gross profit margin. The diluted EPS for the first quarter of 2010 was $0.38 per share as compared to $0.13 per share for the first quarter of 2009.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EIMEA (Europe, India, Middle East, Africa), Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer and are accountable for the financial results of their entire region.

In the first quarter of 2010 we changed the name of our EMEA operating segment to EIMEA. This was to acknowledge that the financial results of our entity in India are now included in this operating segment. The India entity began operations in the second half of 2009 and for that period the results were included in the Asia Pacific operating segment. The 2009 India results will be reclassified to the EIMEA operating segment.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended
	February 27, 2010		February 28, 2009
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total
North America	$127.1	41%	$119.2	43%
EIMEA	94.0	30%	78.9	28%
Latin America	55.3	18%	55.4	20%
Asia Pacific	33.0	11%	25.1	9%

Total	$309.4	100%	$278.6	100%

Operating Income (loss) by Segment:

	13 Weeks Ended
	February 27, 2010		February 28, 2009
($ in millions)	Operating Income	% of Total	Operating Income	% of Total
North America	$17.2	65%	$9.8	79%
EIMEA	4.1	16%	1.9	15%
Latin America	2.8	11%	0.8	7%
Asia Pacific	2.1	8%	(0.1)	(1)%

Total	$26.2	100%	$12.4	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009
Operating income	$26.2	$12.4
Goodwill and other impairment charges	—	(0.8)
Other income (expense), net	(0.1)	(1.0)
Interest expense	(1.9)	(2.4)

Income before income taxes and income from equity investments	$24.2	$8.2

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Adhesives	$100.6	$93.0	8.1%
Specialty Construction	26.5	26.2	1.5%

Total	$127.1	$119.2	6.6%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 27, 2010 vs February 28, 2009
	Adhesives	Specialty Construction	Total
Pricing/Sales Volume	6.9%	1.5%	5.7%
Currency	1.2%	—	0.9%

Total	8.1%	1.5%	6.6%

The following table reflects the operating income by component of the North America operating segment.

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Adhesives	$17.2	$11.9	45.4%
Specialty Construction	—	(2.1)	NMP
Total	$17.2	$9.8	75.5%

Segment profit margin %	13.6%	8.2%

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

Total North America: The net revenue growth in North America in the first quarter of 2010 was driven by new business generation as well as a more favorable economic environment as compared to the first quarter of 2009. The return to positive organic growth in Specialty Construction was especially encouraging given the severe declines in end-market demand it has faced over the past several years. Lower raw material costs in 2010 combined with the increased sales volume resulted in stronger gross profit margins in the first quarter of 2010. Raw material prices peaked in the first quarter of 2009 and then declined sharply in the second quarter of 2009. The prices began to rise again in the fourth quarter of 2009 and continued into the first quarter of 2010 however the prices were still well below the levels of the first quarter of 2009. SG&A expenses increased as compared to last year as vacant sales positions were filled and new positions were added to strengthen the commercial organizations. The strong gross profit more than offset the additional SG&A expenses resulting in the 75.5 percent improvement in operating income.

Adhesives: New business gains during 2009 helped drive the organic sales growth in the first quarter of 2010 as compared to 2009. The first quarter of 2009 was impacted by dramatic slowdowns in demand at many customers due to the financial crisis at that time and the onset of the recession. The North America economy in the first quarter of 2010 had not substantially improved from last year, but it was more stable than it was in the first quarter of 2009. The added sales volume and lower raw material costs combined to strengthen the gross profit margin over the first quarter of 2009. Raw material price increases announced in the first quarter of 2010 did not fully impact the income statement for the quarter however they will have a larger impact on upcoming quarters. The strong margin generation exceeded the impact from higher SG&A expenses and led to the 45.4 percent improvement in operating income.

Specialty Construction: Sales to the retail do-it-yourself market increased over last year due to new product introductions and additional shelf space gained in the retail market. These gains were partially offset by reductions in sales to the construction markets, both residential and commercial, as the U.S. economy remains sluggish in these areas. The gross margin improved in the first quarter of 2010 as compared to the same period last year due to lower raw material costs, product reformulations and lower manufacturing costs resulting from the 2009 initiative to consolidate certain production areas. SG&A expenses for the quarter were slightly below last year. The strong margin combined with lower SG&A expenses allowed for the operating income to improve from a loss of $2.1 million in the first quarter of 2009 to a breakeven level in the first quarter of 2010.

EIMEA:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Net Revenue	$94.0	$78.9	19.1%
Operating Income	$4.1	$1.9	118.1%
Segment profit margin%	4.4%	2.4%

The following table provides details of the EIMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

13 Weeks Ended February 27, 2010 vs February 28, 2009
Pricing/Sales Volume	8.1%
Currency	8.8%
Acquisition/Divesture	2.2%

Total	19.1%

Total EIMEA: Sales volume growth in the first quarter of 2010 of 12.7 percent was partially offset by decreases in average selling prices of 4.6 percent, resulting in the organic growth of 8.1 percent. The volume growth resulted both from new business wins as well as increases at existing customers due to a more stable economic environment in the first quarter of 2010 as compared to the first quarter of 2009. The year-over-year strengthening of the Euro drove the 8.8 percent net revenue gain due to currency. The gross profit margin improved over last year due to lower raw material costs and the additional sales volume. The raw material prices were stable in the first quarter compared to year-end 2009. SG&A expenses increased over last year as investments continued to be made in the commercial organizations. The Nordic acquisition added approximately $0.6 million to the SG&A expenses. The strong gross profit margin was the primary reason for the $2.2 million year-over-year improvement in operating income. The effects of the stronger Euro added approximately $0.7 million to the first quarter 2010 operating income as compared to the first quarter of 2009.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Adhesives	$29.1	$27.8	4.9%
Paints	26.2	27.6	(5.1)%

Total Latin America	$55.3	$55.4	(0.1)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 27, 2010 vs February 28, 2009
	Adhesives	Paints	Total
Pricing/Sales Volume	4.9%	(5.1)%	(0.1)%

The following table reflects the operating income by component of the Latin America operating segment.

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Adhesives	$1.9	$0.6	198.4%
Paints	0.9	0.2	330.2%

Total Latin America	$2.8	$0.8	230.0%

Segment profit margin %	5.0%	1.4%

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

Total Latin America: While net revenue for the segment was essentially flat with last year in the first quarter, the two reporting units faced significantly different end-market conditions. The Adhesives business was up 4.9 percent year-over-year and the Paints reporting unit was down 5.1 percent. Adhesives was successful in generating new business; however Paints was adversely impacted by declines in the Central America construction markets and overall soft economic conditions. Raw material prices held constant during the quarter at levels that were significantly below the raw material prices in the first quarter of 2009. The improved gross profit margin resulting primarily from lower raw material costs led to the $2.0 million improvement in operating income.

Adhesives: Sales growth in the first quarter of 2010 was recorded both from existing customers and new customers added since the first quarter of 2009. A more stable economic environment aided the sales growth as existing customers increased their production levels from the same period in 2009. Raw material costs remained below the levels of the first quarter of 2009 resulting in a significant improvement in the gross profit margin. The operating income of $1.9 million in the Adhesives reporting unit for the first quarter of 2010 more than tripled the $0.6 million recorded in the first quarter of 2009.

Paints: The net revenue decline in the first quarter of 2010 as compared to the first quarter of 2009 was mainly due to the slow economic recovery in Central America. Distributors lowered their inventories during the quarter and construction activity was very slow. Raw material costs remained below the levels of the first quarter of 2009;

therefore the gross profit margin in the first quarter of 2010 improved significantly from the first quarter 0f 2009. The higher margin combined with SG&A expenses that were even with last year resulted in the $0.7 million improvement in operating income.

Asia Pacific

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009	2010 vs 2009
Net Revenue	$33.0	$25.1	31.5%
Operating Income	$2.1	$(0.1)	NMP
Segment profit margin %	6.3%	(0.5)%

NMP = Non-meaningful percentage

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

13 Weeks Ended February 27, 2010 vs February 28, 2009
Pricing/Sales Volume	15.0%
Currency	16.5%

Total	31.5%

Total Asia Pacific: The 15.0 percent organic sales growth in the first quarter of 2010 consisted of an 18.3 percent increase in volume combined with a decrease in average selling prices of 3.3 percent. The increased volume was largely due to a more stable economic environment in the first quarter of 2010 as compared to the same period last year. The net revenue increase due to currency was primarily due to the strength of the Australian dollar versus the U.S. dollar. Based on average exchange rates for the first quarters of 2009 and 2010, the Australian dollar strengthened by approximately 35 percent over that time period. This had the effect of increasing both the Australian dollar denominated sales and costs by 35 percent when measured in U.S. Dollars. Raw material prices were stable during the first quarter of 2010 at a level that was below the first quarter of 2009. The gross profit margin improved over the first quarter of 2009 as a result of the lower raw material costs and higher sales volume. SG&A expenses increased as a result of investments made in the China technical center as well as additional sales and marketing resources. The improved gross profit generation more than offset the increases in SG&A expenses resulting in an improved operating income from a loss of $0.1 million in the first quarter of 2009 to income of $2.1 million in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 27, 2010 were $149.0 million as compared to $100.2 million as of November 28, 2009 and $70.3 million as of February 28, 2009. Total long and short-term debt was $279.2 million as of February 27, 2010, $214.0 million as of November 28, 2009 and $241.8 million as of February 28, 2009. The capitalization ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 32.2 percent as of February 27, 2010 as compared to 26.5 percent as of November 28, 2009 and 30.8 percent as of February 28, 2009. The higher ratio as of February 27, 2010 compared to November 28, 2009 and February 28, 2009 was due primarily to the $150.0 million of new long-term debt from our November 13, 2009 note purchase agreement.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 27, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 27, 2010
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility and Term Loan	Not less than 2.5	26.16
Total Indebtedness / TTM EBITDA	Revolving Credit Facility and Term Loan	Not greater than 3.5	1.48
Total Debt / Total Capital	1994 and 1998 Private Placement	Not greater than 70%	32.2%
Total Equity	1994 Private Placement	Not less than $150,000	$586,554
Total Equity	1998 Private Placement	Not less than $200,000	$586,554

TTM = trailing 12 months

EBITDA is defined as income from continuing operations plus goodwill and other impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

Total Indebtedness is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments plus maximum letters of credit drawing amount. As of February 27, 2010 the maximum letters of credit drawing amount was $2,051.

Total Debt is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments.

Total Capital is defined as total debt plus total stockholders’ equity.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2010. Included in these obligations are the following scheduled debt payments:

•	April 28, 2010 - $12.0 million payment on senior long-term debt

•	June 2, 2010 - $25.0 million payment on senior long-term debt

•	September 30, 2010 - $5.6 million payment on Term Loan

These amounts are expected to be paid using existing cash and cash expected to be generated during the remainder of fiscal year 2010.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	February 27, 2010	February 28, 2009
Net working capital as a percentage of annualized net revenue[1]	17.3%	20.1%
Accounts receivable DSO[2]	50 Days	53 Days
Inventory days on hand[3]	55 Days	61 Days
Free cash flow[4]	($11.6) million	($5.9) million
Debt capitalization ratio[5]	32.2%	30.8%

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

•

Gross cash flow is defined as: gross profit, less SG&A less taxes at a non-GAAP standard rate of 29 percent, plus depreciation and amortization expenses, less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at February 27, 2010 was 8.4 percent as compared to 7.7 percent at November 28, 2009. Higher operating income in the first quarter of 2010 as compared to the first quarter of 2009 was the primary reason for the increase in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of February 27, 2010
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	$394.0	$394.0
Selling, general and administrative expenses	(273.0)	(273.0)

Operating income	121.0	121.0
Taxes[1]	(35.1)	(37.8)
Depreciation and amortization	46.0	46.0
Maintenance capital expenditures[2]	(16.9)	(27.2)

Gross cash flow	$115.0	$102.0
Gross investment	$1,367.5	$1,367.5
Return on gross investment	8.4%	7.5%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any discrete items.
[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009
Net cash provided by operating activities	$1.1	$2.2

Net income attributable to H.B. Fuller plus depreciation and amortization expense totaled $29.4 million in the first quarter of 2010 as compared to $17.3 million for the same period of 2009. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $7.5 million in the first quarter of 2010 as compared to a use of cash of $12.7 million in the first quarter of 2009.

The table below shows the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009
Trade receivables, net	$13.4	$21.6
Inventory	(18.9)	3.4
Trade payables	(2.0)	(37.7)

Total use of cash	$(7.5)	$(12.7)

•

Trade Receivables, net – Higher sales activity in the first quarter of 2010 as compared to last year was the primary reason for the reduced source of cash. Because of the higher sales in 2010, the trade receivables balance did not decrease as much in the first quarter of 2010 as it did in the first quarter of 2009. The DSO was 50 days at February 27, 2010 and 53 days at February 28, 2009. All four operating segments recorded lower DSO at the end of the first quarter of 2010 as compared to the same time in 2009, with EIMEA reporting the most significant decrease of six days.

•

Inventory – The increase in inventory in 2010 is related to the increase in net revenue. In the first quarter of 2009 we were operating in an uncertain economic environment and inventory purchases were held at low levels. In the first quarter of 2010, the economic situation was more stable, therefore, inventories were being increased near the end of the quarter in anticipation of the seasonal increase in business activity we typically see beginning in the second quarter. Inventory days on hand were 55 days as of February 27, 2010 as compared to 61 days as of February 28, 2009. The improvement in days on hand resulted largely from inventory reduction programs implemented in the Latin America operating segment.

•

Trade Payables – The economic uncertainty in the first quarter of 2009 resulted in the year-end 2008 payables balances being paid down without a corresponding increase in purchasing activity during the quarter.

Decreases in accrued compensation resulted in a use of cash of $11.9 million and $1.7 million in the first quarters of 2010 and 2009, respectively. Variable compensation payouts in the first quarter of 2010 related to 2009 financial results were significantly higher than the payments made in the first quarter of 2009 related to 2008 financial results. Changes in income taxes payable were a source of cash of $5.9 million for the first quarter of 2010 compared to a use of cash of $2.5 million for the same period last year, primarily due to the increase in pretax income in the first quarter of 2010 as compared to the first quarter of 2009.

Cash Flows from Investing Activities:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009
Net cash used in investing activities	$(9.2)	$(4.8)

Purchases of property plant and equipment were $9.4 million in the first quarter of 2010 as compared to $4.9 million for the same period of 2009. The construction of the new manufacturing plant in Nanjing, China accounted for $3.2 million of the increased spending in 2010 as compared to last year. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	13 Weeks Ended
($ in millions)	February 27, 2010	February 28, 2009
Net cash provided by (used in) financing activities	$63.5	$(1.9)

Proceeds of long-term debt were $273.0 million in the first quarter of 2010 compared to $90.0 million for the first three months of 2009. Included in the 2010 proceeds of long-term debt is our November 13, 2009 note purchase agreement under which we agreed to issue $150.0 million in aggregate principal amount of senior unsecured notes. Repayments of long-term debt were $211.0 million in the first quarter of 2010 compared to $92.0 million for the same period of 2009. The repayments in the first quarter of 2010 were primarily to pay down the revolving credit that had been used to fund pension contributions in the fourth quarter of 2009. Cash dividends paid on common stock were $3.3 million and $3.2 million in the first quarters of 2010 and 2009, respectively.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the fiscal year ended November 28, 2009, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Our financial performance has been, and may continue to be, negatively affected by the unfavorable economic conditions. Continued or further recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of February 27, 2010 would be approximately $1.7 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first three months of 2010. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on the financial results of the first quarter of 2010, and foreign currency balance sheet positions as of February 27, 2010, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $0.8 million or $0.02 per diluted share.

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

For the first quarter ended February 27, 2010, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of February 27, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 27, 2010, $1.2 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of February 27, 2010, we had reserved $2.6 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other PRP.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4.1 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.0 million based on a probable liability of $4.1 million. Given that the remaining settlement payouts are expected to occur over a period of years and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2.8 million and recorded a receivable of $1.5 million as of February 27, 2010.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims follows. There were no settlements in the first quarter of 2009.

($ in millions)	13 Weeks Ended February 27, 2010	13 Weeks Ended February 28, 2009
Lawsuits and claims settled	2	—
Settlements reached	$0.4	$—
Insurance payments received or expected to be received	$0.3	$—

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of February 27, 2010, our probable liabilities and insurance recoveries related to asbestos claims were $3.4 million and $2.0 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K/A for the fiscal year ended November 28, 2009. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K/A for the fiscal year ended November 28, 2009.

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

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. Information on purchases of equity securities, to satisfy employees’ withholding taxes upon vesting of restricted stock, during the first quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (thousands)
November 29, 2009 – January 2, 2010	17,804	$21.14	—	N/A

Item 6.	Exhibits

10.1	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens

31.1	Form of 302 Certification –Michele Volpi

31.2	Form of 302 Certification –James R. Giertz.

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James R. Giertz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 31, 2010	/S/ JAMES R. GIERTZ
James R. Giertz
Senior Vice President, Chief Financial Officer

Exhibit Index

Exhibits

10.1	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –Michele Volpi

32.2	Form of 906 Certification –James R. Giertz