Form 10-Q
period 2010-05-29
FULLER H B CO
filed 2010-06-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,965,000 as of June 17, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net revenue	$347,908	$299,193	$657,350	$577,757
Cost of sales	(246,800)	(209,785)	(458,563)	(413,350)

Gross profit	101,108	89,408	198,787	164,407
Selling, general and administrative expenses	(75,292)	(61,516)	(146,740)	(124,122)
Asset impairment charges	(8,785)	—	(8,785)	(790)
Other income (expense), net	1,340	(1,293)	1,277	(2,345)
Interest expense	(3,043)	(2,188)	(4,991)	(4,586)

Income before income taxes and income from equity investments	15,328	24,411	39,548	32,564
Income taxes	(6,022)	(8,054)	(13,081)	(11,062)
Income from equity investments	1,717	1,106	3,532	2,067

Net income including non-controlling interests	11,023	17,463	29,999	23,569
Net (income) loss attributable to non-controlling interests	(12)	95	(36)	105

Net income attributable to H.B. Fuller	$11,011	$17,558	$29,963	$23,674

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.23	$0.36	$0.62	$0.49
Diluted	$0.22	$0.36	$0.60	$0.48

Weighted-average common shares outstanding:
Basic	48,572	48,305	48,531	48,297
Diluted	49,613	48,927	49,554	48,926

Dividends declared per common share	$0.0700	$0.0680	$0.1380	$0.1340

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 29, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$161,088	$100,154
Trade receivables (net of allowances - $5,841 and $7,119, for May 29, 2010 and November 28, 2009, respectively)	203,920	203,898
Inventories	129,979	116,907
Other current assets	50,427	52,697

Total current assets	545,414	473,656

Property, plant and equipment	777,262	815,521
Accumulated depreciation	(538,679)	(562,221)

Property, plant and equipment, net	238,583	253,300

Other assets	133,212	128,558
Goodwill	90,387	103,731
Other intangibles, net	124,346	141,200

Total assets	$1,131,942	$1,100,445

Liabilities and equity
Current liabilities:
Notes payable	$13,405	$8,690
Current installments of long-term debt	41,875	42,625
Trade payables	117,486	109,165
Accrued compensation	34,450	43,840
Other accrued expenses	25,729	25,427
Income taxes payable	3,038	6,261

Total current liabilities	235,983	236,008

Long-term debt, excluding current installments	237,116	162,713
Accrued pension liabilities	42,198	50,684
Other liabilities	48,944	56,798

Total liabilities	564,241	506,203

Commitments and contingencies	—	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,965,816 and 48,657,618, for May 29, 2010 and November 28, 2009, respectively	48,966	48,658
Additional paid-in capital	17,396	12,309
Retained earnings	612,614	589,451
Accumulated other comprehensive loss	(114,209)	(59,064)

Total H.B. Fuller stockholders’ equity	564,767	591,354

Non-controlling interests	2,934	2,888

Total equity	567,701	594,242

Total liabilities and equity	$1,131,942	$1,100,445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 29, 2008	$48,448	$5,280	$518,937	$(37,054)	$2,843	$538,454
Net income including non-controlling interests			83,654		32	83,686
Foreign currency translation				66,758	13	66,771
Defined benefit pension plans adjustment, net of tax of $49,605				(88,629)		(88,629)
Interest rate swap, net of tax				(139)		(139)

Comprehensive income						61,689
Effect of eliminating early measurement date for pension plans, net of tax of $116			29			29
Dividends			(13,169)			(13,169)
Stock option exercises	59	777				836
Share-based compensation plans other, net	176	6,388				6,564
Tax benefit on share-based compensation plans		201				201
Repurchases of common stock	(25)	(337)				(362)

Balance at November 28, 2009	48,658	12,309	589,451	(59,064)	2,888	594,242
Net income including non-controlling interests			29,963		36	29,999
Foreign currency translation				(57,398)	10	(57,388)
Defined benefit pension plans adjustment, net of tax of $1,147				2,242		2,242
Interest rate swaps, net of tax				11		11

Comprehensive income						(25,136)
Dividends			(6,800)			(6,800)
Stock option exercises	136	1,724				1,860
Share-based compensation plans other, net	190	3,628				3,818
Tax benefit on share-based compensation plans		94				94
Repurchases of common stock	(18)	(359)				(377)

Balance at May 29, 2010	$48,966	$17,396	$612,614	$(114,209)	$2,934	$567,701

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 29, 2010	May 30, 2009
Cash flows from operating activities:
Net income including non-controlling interests	$29,999	$23,569
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	14,810	16,250
Amortization	5,824	5,926
Deferred income taxes	(3,347)	(350)
Share-based compensation	3,562	2,525
Excess tax benefit from share-based compensation	(94)	(26)
Asset impairment charges	8,785	790
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(11,781)	27,708
Inventories	(19,860)	32,153
Other assets	(947)	2,747
Trade payables	14,013	(51,841)
Accrued compensation	(7,022)	1,796
Other accrued expenses	1,469	(4,153)
Income taxes payable	(2,579)	(8,038)
Accrued / prepaid pensions	(5,293)	(1,706)
Other liabilities	(5,194)	(2,394)
Other	(6,093)	13,150

Net cash provided by operating activities	16,252	58,106

Cash flows from investing activities:
Purchased property, plant and equipment	(15,405)	(10,274)
Purchased businesses, net of cash acquired	—	(4,216)
Proceeds from sale of property, plant and equipment	2,953	141

Net cash used in investing activities	(12,452)	(14,349)

Cash flows from financing activities:
Proceeds from long-term debt	312,000	177,000
Repayment of long-term debt	(240,000)	(187,000)
Net proceeds from notes payable	4,696	2,515
Dividends paid	(6,753)	(6,510)
Proceeds from stock options exercised	1,860	80
Excess tax benefit from share-based compensation	94	26
Repurchases of common stock	(377)	(358)

Net cash provided by (used in) financing activities	71,520	(14,247)

Effect of exchange rate changes	(14,386)	6,224

Net change in cash and cash equivalents	60,934	35,734
Cash and cash equivalents at beginning of period	100,154	80,370

Cash and cash equivalents at end of period	$161,088	$116,104

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$47	$55
Cash paid for interest	$4,686	$4,928
Cash paid for income taxes	$17,631	$8,834

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

Recently Adopted Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued and, in April 2009, amended a new business combinations standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The intent of the amendment is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010. With the adoption of this standard, as amended, our accounting for business combinations will change on a prospective basis to business combinations completed on or after November 29, 2009.

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

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, which for us was February 28, 2010, the beginning of our second quarter in fiscal 2010. The adoption did not have material impact on our Consolidated Financial Statements. The disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010, our fiscal 2012.

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

The original purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The acquisition was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment.

The shareholders of Nordic Adhesive are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the shareholders earning €624 or approximately $766. This amount was recorded in the second quarter of 2010 and is considered additional purchase price, which increased goodwill. There are two remaining earn-out periods that could result in additional payments of up to €1,976 which would also be considered additional purchase price. No amounts have been accrued for the remaining two earn-out periods as the contingency has not been resolved and additional consideration is not distributable as of the end of the second quarter of 2010.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K/A as of November 28, 2009.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended May 29, 2010 and the 26 weeks ended May 30, 2009 were calculated using the following assumptions:

	13 Weeks Ended[1]	26 Weeks Ended
	May 29, 2010	May 29, 2010	May 30, 2009
Expected life (in years)	5	5	5
Weighted-average expected volatility	51.10%	50.81%	44.79%
Expected volatility	51.10%	50.80% - 51.10%	44.73% - 45.80%
Risk-free interest rate	2.61%	2.15%	1.51%
Expected dividend yield	1.17%	1.35%	1.87%
Weighted-average fair value of grants	$10.10	$8.52	$4.86

[1]	There were no options granted for the 13 week period ended May 30, 2009

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 82 percent and 84 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $1,633 and $1,098 was included in our Consolidated Statements of Income for the 13 weeks ended May 29, 2010 and May 30, 2009, respectively. Included in these amounts were $929 and $641 of stock option expense, respectively. Total share-based compensation expense of $3,562 and $2,525 was included in our Consolidated Statements of Income for the 26 weeks ended May 29, 2010 and May 30, 2009, respectively. Included in these amounts were $2,232 and $1,540 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks and 26 weeks ended May 29, 2010 there was $50 and $94, respectively, of excess tax benefit recognized. For the 13 weeks and 26 weeks ended May 30, 2009, there was $47 and $26, respectively, of excess tax benefit recognized.

As of May 29, 2010, there was $7,040 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.4 years. Unrecognized compensation costs related to unvested restricted stock awards was $4,218, which is expected to be recognized over a weighted-average period of 2.1 years.

Share-based Activity

A summary of option activity as of May 29, 2010 and changes during the 26 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2009	2,743,223	$15.68
Granted	570,264	20.65
Exercised	(136,431)	13.63
Forfeited or Cancelled	(155,988)	20.26

Outstanding at May 29, 2010	3,021,068	$17.59

The fair value of options granted during the 13 weeks ended May 29, 2010 was $141. No options were granted during the 13 weeks ended May 30, 2009. Total intrinsic value of options exercised during the 13 weeks ended May 29, 2010 and May 30, 2009 were $402 and $18, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 26 weeks ended May 29, 2010 and May 30, 2009 were $4,861 and $4,241, respectively. Total intrinsic value of options exercised during the 26 weeks ended May 29, 2010 and May 30, 2009 were $1,176 and $18, respectively. Proceeds received from option exercises during the 13 weeks ended May 29, 2010 and May 30, 2009 were $651 and $80, respectively and $1,860 and $80 during the 26 weeks ended May 29, 2010 and May 30, 2009, respectively.

The following table summarizes information concerning outstanding and exercisable options as of May 29, 2010:

	Options Outstanding				Options Exercisable
Range of Exercises Prices	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	217,225	0.5	$9.31	$2,610	217,225	0.5	$9.31	$2,610
$10.01-$15.00	1,301,048	6.3	13.91	9,660	707,539	4.5	13.77	5,346
$15.01-$20.00	389,695	6.5	17.29	1,574	282,567	5.5	16.34	1,411
$20.01-$25.00	581,389	9.5	20.66	423	11,985	7.9	20.93	5
$25.01-$30.00	531,711	7.1	26.85	—	325,939	7.0	26.83	—

	3,021,068	6.7	$17.59	$14,267	1,545,255	4.7	$16.43	$9,372

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of May 29, 2010, and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7
Granted	71,770	154,457	226,227	21.07	2.8
Vested	(13,327)	(52,059)	(65,386)	26.79	—
Forfeited	(23,867)	(6,680)	(30,547)	18.77	1.7

Nonvested at May 29, 2010	117,842	368,822	486,664	$19.16	2.1

Total fair value of restricted stock vested during the 13 weeks ended May 30, 2009 was $79. No restricted stock vested during the 13 weeks ended May 29, 2010. Total fair value of restricted stock vested during the 26 weeks ended May 29, 2010 and May 30, 2009 was $1,436 and $1,236, respectively. The total fair value of nonvested restricted stock at May 29, 2010 was $10,381.

We repurchased 1,644 restricted stock shares during the 13 weeks ended May 30, 2009 and 17,804 and 24,666 restricted stock shares during the 26 weeks ended May 29, 2010 and May 30, 2009, respectively, in conjunction with restricted stock vestings. No restricted stock vested during the 13 weeks ended May 29, 2010. The repurchases relate to statutory minimum tax withholding. We do not expect any additional restricted stock shares to be repurchased in fiscal 2010.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. A summary of deferred compensation unit activity as of May 29, 2010, and changes during the 26 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2009	268,863	97,641	366,504
Participant contributions	11,707	2,163	13,870
Company match contributions	1,786	400	2,186
Payouts	(30,691)	(8,498)	(39,189)

Units outstanding May 29, 2010	251,665	91,706	343,371

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Weighted-average common shares - basic	48,571,860	48,304,999	48,531,232	48,296,748
Equivalent shares from share-based compensations plans	1,041,378	622,278	1,022,555	628,996

Weighted-average common and common equivalent shares - diluted	49,613,238	48,927,277	49,553,787	48,925,744

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

Options to purchase 1,186,954 and 1,869,518 shares of common stock at the weighted-average exercise price of $23.36 and $18.80 for the 13 week periods ended May 29, 2010 and May 30, 2009, respectively, and options to purchase 1,193,589 and 1,876,117 shares of common stock at the weighted-average exercise price of $23.37 and $18.84 for the 26 week periods ended May 29, 2010 and May 30, 2009, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive (Loss)

The components of accumulated other comprehensive income (loss) follows:

	May 29, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$21,622	$21,625	$(3)
Defined benefit pension plans adjustment net of taxes	(135,596)	(135,596)	—
Interest rate swap	(238)	(238)	—

Total accumulated other comprehensive loss	$(114,212)	$(114,209)	$(3)

	November 28, 2009
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$79,010	$79,023	$(13)
Defined benefit pension plans adjustment net of taxes	(137,838)	(137,838)	—
Interest rate swap	(249)	(249)	—

Total accumulated other comprehensive loss	$(59,077)	$(59,064)	$(13)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended May 29, 2010 and May 30, 2009
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2010	2009	2010	2009	2010	2009
Service cost	$1,374	$1,105	$271	$225	$136	$104
Interest cost	4,276	4,260	1,750	1,688	730	787
Expected return on assets	(6,558)	(5,692)	(1,959)	(1,576)	(683)	(840)
Amortization:
Prior service cost	16	26	(1)	(1)	(1,159)	(1,159)
Actuarial (gain)/ loss	617	27	642	224	1,583	1,043
Transition amount	—	—	—	5	—	—
Settlement	—	—	821	—	—	—

Net periodic cost (benefit)	$(275)	$(274)	$1,524	$565	$607	$(65)

	26 Weeks Ended May 29, 2010 and May 30, 2009
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2010	2009	2010	2009	2010	2009
Service cost	$2,748	$2,211	$540	$450	$271	$208
Interest cost	8,552	8,519	3,588	3,377	1,461	1,575
Expected return on assets	(13,116)	(11,385)	(4,011)	(3,155)	(1,367)	(1,681)
Amortization:
Prior service cost	33	52	(2)	(2)	(2,318)	(2,318)
Actuarial (gain)/ loss	1,234	55	1,306	448	3,166	2,086
Transition amount	—	—	—	10	—	—
Settlement	—	—	821	—	—	—

Net periodic cost (benefit)	$(549)	$(548)	$2,242	$1,128	$1,213	$(130)

As a result of a plant closing, elections for lump-sum payouts made by terminated employees triggered a settlement for the Canadian Pension Plan. Since a portion of the participants that were impacted received their payouts during the second quarter of 2010, an additional expense of $821 was incurred.

Note 7: Inventories

The composition of inventories follows:

	May 29, 2010	November 28, 2009
Raw materials	$67,916	$61,849
Finished goods	80,674	72,513
LIFO reserve	(18,611)	(17,455)

Total inventories	$129,979	$116,907

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

As of May 29, 2010, we had forward foreign currency contracts maturing between June 15, 2010 and April 18, 2011. The mark-to-market effect associated with these contracts was a net loss of $1,903 at May 29, 2010. These net losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A, all of Series B, and $25 million of Series C from our new Senior Notes agreement to variable interest rates. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. The change in fair value of the Senior Notes swapped into variable rates, was a liability of $2,991 at May 29, 2010 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $1,719 at May 29, 2010 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes are recorded as other income (expense), net in the consolidated statement of income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The hedge ineffectiveness calculations as of May 29, 2010 resulted in additional expense of $244 for the second quarter of 2010.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 29, 2010, $1,025 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of May 29, 2010, we had recorded $2,623 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4,114 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,043 based on a probable liability of $4,114. Given that the remaining settlement payouts are expected to occur over a period of years and the accrual is based on the maximum number of cases to be settled, which has been our experience, we applied a present value approach and have accrued $2,820 and recorded a receivable of $1,466, due from insurers, as of May 29, 2010.

In addition to the group settlement described above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims follows.

($ in thousands)	26 Weeks Ended May 29, 2010	26 Weeks Ended May 30, 2009
Lawsuits and claims settled	3	1
Settlements reached	$448	$1
Insurance payments received or expected to be received	$359	$—

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of May 29, 2010, our probable liabilities and insurance recoveries related to asbestos claims, inclusive of the amounts related to the group settlement described above, were $2,993 and $1,627, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments.

	13 Weeks Ended
	May 29, 2010			May 30, 2009
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$151,102	$12,098	$18,843	$135,294	$5,814	$20,107
EIMEA	104,568	2,108	3,294	85,550	1,885	6,313
Latin America	54,738	—	2,258	50,524	41	1,970
Asia Pacific	37,500	1,891	1,421	27,825	219	(498)

Total	$347,908		$25,816	$299,193		$27,892

	26 Weeks Ended
	May 29, 2010			May 30, 2009
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$278,169	$21,423	$36,046	$254,467	$11,143	$29,879
EIMEA	198,586	4,240	7,404	164,459	3,539	8,197
Latin America	110,032	12	5,110	105,867	41	2,834
Asia Pacific	70,563	3,489	3,487	52,964	1,290	(625)

Total	$657,350		$52,047	$577,757		$40,285

Reconciliation of operating income to income before income taxes and income from equity investments:

	13 Weeks Ended		26 Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Operating income	$25,816	$27,892	$52,047	$40,285
Asset impairment charges	(8,785)	—	(8,785)	(790)
Other income (expense), net	1,340	(1,293)	1,277	(2,345)
Interest expense	(3,043)	(2,188)	(4,991)	(4,586)

Income before income taxes and income from equity investments	$15,328	$24,411	$39,548	$32,564

Note 11: Income Taxes

As of May 29, 2010, we had a $10,521 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). Of this total, $8,022 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of May 29, 2010, we had accrued $2,443 of net interest and penalties relating to unrecognized tax benefits. During the second quarter of 2010 our recorded liability for unrecognized tax benefits, net, decreased by $502.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for years prior to 2006 or for Swiss income tax examination for years prior to 2008. We expect the U.S. federal examination of 2007 and 2008, that commenced in the first quarter of 2010, to be completed in the third quarter of 2010. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate accruals with respect to these examinations.

Note 12: Goodwill

As part of our April 20, 2009 acquisition of Nordic Adhesive Technology GmbH, the shareholders are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. According to the terms of the agreement, the first earn-out period was the period between April 2009 and April 2010. Based on actual results, we will be paying the shareholders an earn-out amount of €624 or approximately $766. This amount has been recorded as additional goodwill as of May 29, 2010.

In the fourth quarter of 2008, we determined that the fair value of our construction products reporting unit, in our North America segment, was less than the carrying value of its assets, including goodwill. As a result, a pretax impairment charge of $85,000 ($52,838 after tax), was recorded in the fourth quarter of 2008. The $85,000 pretax charge was an estimated amount as of our fiscal 2008 year-end. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $790 ($496 after tax). The amount of goodwill assigned to the specialty construction reporting unit was $99,127 prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13,337.

A summary of goodwill activity for the first six months of 2010 is presented below:

Balance at November 28, 2009	$103,731
Currency impact	(6,958)

Balance at February 27, 2010	96,773
Nordic Adhesive earn-out	766
Currency impact	(7,152)

Balance at May 30, 2010	$90,387

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 29, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	May 29, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Cash equivalents	$75,290	$15,170	$60,119	$—	$—
Derivative assets	128	—	128	—	—
Interest rate swaps	1,719	—	1,719	—	—
Liabilities:
Derivative liabilities	$2,031	$—	$2,031	$—	$—
Long-term debt	77,991	—	77,991	—	—

Note 14: Impairment of Long-lived Asset

During the second quarter of 2010, we decided to exit our polysulfide-based insulating glass product line in Europe. This is a commodity product line that was failing to meet return on gross investment targets. Exiting this product line will improve the growth and profitability profile of our EIMEA operating segment. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a present value technique. As a result of this analysis, we recorded exit costs and impairment charges in the second quarter of $11,368 ($8,440 after tax). Pre-tax asset impairment charges of $8,785 were recorded to write-down the value of intangible assets, a write-down on property, plant and equipment was recorded in costs of sales in the amount of $607 and exit costs of $1,975 were recorded of which $1,223 were recorded in cost of sales and $752 are in SG&A expense.

Note 15: Subsequent Event

On March 11, 2010, we entered into a stock purchase agreement to acquire all of the shares of Revertex Finewaters Sdn Bhd, headquartered outside Kuala Lumpur, Malaysia. The acquisition was completed on June 2, 2010. The purchase price was approximately $27,000. Revertex Finewaters is a leading supplier of adhesives in Malaysia, with a well developed export network throughout Southeast Asia. Their 2009 net revenue was approximately $18,000.

We have evaluated subsequent events through the date the unaudited consolidated financial statements were issued. No other subsequent events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K/A for the year ended November 28, 2009 for important background information related to our business.

The financial results of the second quarter were highlighted by net revenue growth of 16.3 percent over the second quarter of 2009. While sales volume benefited from better economic conditions in 2010 and a relatively easy year-over-year comparison, we continued to successfully add new business and grow existing customer relationships. Organic revenue growth, which we define as revenue growth due to sales volume and changes in selling prices, increased by 13.0 percent as compared to the second quarter of 2009. Each of our four operating segments recorded strong organic growth in the second quarter of 2010, led by the Asia Pacific and EIMEA operating segments, both of which recorded 18 percent organic growth.

As expected, raw material costs increased during the second quarter of 2010 driving the gross profit margin down to 29.1 percent from the 31.6 percent recorded in the first quarter of 2010. In the second quarter of 2009 the margin was 29.9 percent. Selling price increases were implemented late in the second quarter of 2010 to help mitigate the effects of the raw material increases, however the majority of the benefits from the price increases will not be realized until the third quarter. SG&A expenses increased $13.8 million from the second quarter of 2009 as we continue to invest in our commercial organizations.

During the second quarter of 2010 we decided to exit the polysulfide-based insulating glass product line in Europe. This is a commodity product line that was failing to meet return on gross investment targets. Exiting this product line will improve the growth and profitability profile of our EIMEA operating segment. This decision resulted in exit costs and asset impairment charges in the second quarter of $11.4 million. On an after-tax basis, these costs had a negative $8.4 million impact on net income and a negative $0.17 effect on earnings per share.

Net income attributable to H.B. Fuller for the second quarter of 2010 was $11.0 million as compared to $17.6 million in the second quarter of 2009. On a diluted earnings per share basis, the second quarter of 2010 was $0.22 per share as compared to $0.36 per share in the second quarter of 2009. Through the first six months of 2010 net revenue increased 13.8 percent over the first six months of 2009. The net income attributable to H.B. Fuller of $30.0 million in the first six months of 2010 was 26.6 percent over the $23.7 million recorded in the first six months of 2009.

Our expectation for the full year is that net revenue growth will be in the range of 10 to 12 percent. This is below our performance of the first half of the year however the year-over-year comparisons become more difficult in the second half of the year. The recent weakness in the Euro as compared to the U.S. Dollar is expected to be offset by improved sales volumes. Raw material costs are expected to increase 8 percent for the full year. Investments in the SG&A expense area will be accelerated as we continue to invest in profitable growth. The effective income tax rate for the remainder of 2010 is expected to be approximately 34 percent.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Net revenue	$347.9	$299.2	16.3%	$657.4	$577.8	13.8%

We review variances in net revenue in terms of changes related to product pricing, sales volume, acquisitions and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2010 compared to the same periods in 2009.

	13 Weeks Ended May 29, 2010	26 Weeks Ended May 29, 2010
Product pricing	(0.7%)	(1.2%)
Sales volume	13.7%	10.9%
Currency	2.7%	3.5%
Acquisitions	0.6%	0.6%

	16.3%	13.8%

Organic sales growth was a positive 13.0 percent (positive 13.7 percent from sales volume and negative 0.7 percent from product pricing) in the second quarter of 2010 as compared to the same period last year. Organic sales growth was a positive 9.7 percent (positive 10.9 percent from sales volume and negative 1.2 percent from product pricing) in the first six months of 2010 as compared to the first six months of 2009. All four operating segments achieved positive organic revenue growth in the second quarter and first six months compared to the same periods of last year. The positive currency effects resulted primarily from the stronger Euro and Australian dollar in the first half of 2010 as compared to the first half of 2009. The 0.6 percent net revenue increase from acquisitions was due to the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Cost of sales:	$246.8	$209.8	17.6%	$458.6	$413.4	10.9%
Percent of net revenue	70.9%	70.1%		69.8%	71.5%

Cost increases were due to the higher sales volume and the weaker U.S. dollar in the second quarter and first six months of 2010 as compared to the same periods of 2009. Raw material prices increased during the second quarter of 2010 compared to the second quarter of 2009 contributing to the higher cost of sales. Costs were also impacted by $1.8 million of charges in the second quarter of 2010 related to exiting the polysulfide insulating glass product line in Europe.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Gross profit	$101.1	$89.4	13.1%	$198.8	$164.4	20.9%
Percent of net revenue	29.1%	29.9%		30.2%	28.5%

The lower gross profit margin for the second quarter of 2010 as compared to the same period in 2009 resulted from the increase in raw material costs which more than offset the benefits from the increased sales volume. The $1.8 million of charges taken in the quarter related to exiting the polysulfide insulating glass product line in Europe reduced the margin by 0.5 percentage points. The higher gross profit margin for the first six months of 2010 as compared to the same period in 2009 was mainly due to lower raw material costs in the first quarter of 2010 as compared to the same period in 2009.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
SG&A	$75.3	$61.5	22.4%	$146.7	$124.1	18.2%
Percent of net revenue	21.6%	20.6%		22.3%	21.5%

SG&A expenses increased $13.8 million or 22.4 percent from the second quarter of 2009 and $22.6 million or 18.2 percent from the first six months of 2009. The increase was largely due to higher costs associated with adding resources to our sales and technical organizations. Also contributing to the expense increases were the effects of the weaker U.S. dollar compared to the major foreign currencies, acquisition costs related to last year’s Nordic acquisition and this year’s acquisition in Malaysia that closed early in the third quarter. Increases in management incentive compensation also contributed to the 2010 increase in SG&A expenses for both the second quarter and first six months as compared to the same periods of 2009.

Asset impairment charges:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Asset impairment charges	$8.8	$—	NMP	$8.8	$0.8	NMP

NMP = Non-meaningful percentage

In the second quarter of 2010, $8.8 million of asset impairment charges were taken as a result of the decision to exit the polysulfide-based insulating glass sealant product line in Europe. The impairment charges reduced intangible assets.

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the construction products reporting unit in the North America segment. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Other income (expense), net	$1.3	$(1.3)	NMP	$1.3	$(2.3)	NMP

NMP = Non-meaningful percentage

Other income in the second quarter included $1.2 million of gains on sales of fixed assets. The most significant gain was $1.0 million on vacant land in Honduras. Currency transaction and re-measurement losses were $0.1 million in the second quarter of 2010 as compared to losses of $1.4 million in the second quarter of 2009. The gains from sales of assets in 2010 and the 2009 currency transaction and re-measurement losses were also the reasons for the six month variance.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Interest expense	$3.0	$2.2	39.1%	$5.0	$4.6	8.8%

The higher interest expense in the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009 was due to higher interest rates and higher average debt levels in 2010 as compared to last year.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Income taxes	$6.0	$8.1	(25.2%)	$13.1	$11.1	18.3%
Effective tax rate	39.3%	33.0%		33.1%	34.0%

Income tax expense in the second quarter of 2010 was $6.0 million. Without a discrete tax benefit of 0.1 million and the impact of the exit costs and asset impairment charges, a benefit of $3.0 million, income tax expense for the second quarter of 2010 was $9.1 million, for an effective tax rate of 34.1 percent as compared to 34.6 percent without discrete tax benefits in the second quarter of 2009. Excluding discrete benefits of $1.3 million and the impact of the exit costs and asset impairment charges, a benefit of $3.0 million, the overall effective tax rate for the 26 weeks ended May 29, 2010 was 33.9 percent, as compared to 35.2 percent for the 26 weeks ended May 30, 2009.

Income from equity investments:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Income from equity investments	$1.7	$1.1	55.2%	$3.5	$2.1	70.9%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The second quarter and first six months results reflected the higher net income recorded by the joint venture in 2010 compared to the same periods of 2009 due mainly to stronger gross profit margins.

Net (income) loss attributable to noncontrolling interests:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Net (income) loss attributable to noncontrolling interests	$(0.01)	$0.10	NMP	$(0.04)	$0.11	NMP

NMP = Non-meaningful percentage

Improvements in the operating performance of our China entities resulted in net income attributable to noncontrolling interests of $12 thousand and $36 thousand in the second quarter and first six months of 2010, respectively, as compared to net loss attributable to noncontrolling interests of $95 thousand and $105 thousand on this line in the second quarter and first six months of 2009, respectively. In the second quarter and first six months of 2009 the China entities recorded operating losses.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Net income attributable to H.B. Fuller	$11.0	$17.6	(37.3%)	$30.0	$23.7	26.6%
Percent of net revenue	3.2%	5.9%		4.6%	4.1%

The net income attributable to H.B. Fuller for the second quarter of 2010 was $11.0 million compared to $17.6 million for the second quarter of 2009. The diluted EPS for the second quarter of 2010 was $0.22 per share as compared to $0.36 per share for the second quarter of 2009. Included in net income attributable to H.B. Fuller for the second quarter of 2010, were exit costs and asset impairment charges of $8.4 million or $0.17 per share. The net income improvement (exclusive of the exit costs and impairment charges) in the second quarter of 2010 was primarily the result of the 13.0 percent organic sales growth. The net income attributable to H.B. Fuller for the first six months of 2010 was $30.0 million compared to $23.7 million for the same period of 2009. The net income improvement in the first half of 2010 was primarily the result of the 9.7 percent organic sales growth combined with the improved gross profit margin as compared to 2009. The diluted EPS for the first six months of 2010 was $0.60 per share as compared to $0.48 per share for the first six months of 2009. Exit costs and asset impairment charges of $8.4 million or $0.17 per share, were included in net income attributable to H.B. Fuller for the first six months of 2010.

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

In the second quarter of 2010 we changed the name of our Specialty Construction reporting unit in the North America operating segment to Construction Products. There was no change in the reporting unit in terms of how the reporting unit operates. The name of the subsidiary was changed from Specialty Construction Brands, Inc. to H.B. Fuller Construction Products, Inc. The purpose of the change was to better leverage the H.B. Fuller name.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$151.1	43%	$135.3	45%	$278.2	42%	$254.5	44%
EIMEA	104.6	30%	85.6	29%	198.6	30%	164.4	29%
Latin America	54.7	16%	50.5	17%	110.0	17%	105.9	18%
Asia Pacific	37.5	11%	27.8	9%	70.6	11%	53.0	9%

Total	$347.9	100%	$299.2	100%	$657.4	100%	$577.8	100%

Operating Income (loss) by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
($ in millions)	Operating Income	% of Total	Operating Income (loss)	% of Total	Operating Income	% of Total	Operating Income (loss)	% of Total
North America	$18.8	73%	$20.1	72%	$36.0	69%	$29.9	74%
EIMEA	3.3	13%	6.3	23%	7.4	14%	8.2	20%
Latin America	2.3	9%	2.0	7%	5.1	10%	2.8	7%
Asia Pacific	1.4	5%	(0.5)	(2%)	3.5	7%	(0.6)	(1%)

Total	$25.8	100%	$27.9	100%	$52.0	100%	$40.3	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Operating income	$25.8	$27.9	$52.0	$40.3
Asset impairment charges	(8.8)	—	(8.8)	(0.8)
Other income (expense), net	1.3	(1.3)	1.3	(2.3)
Interest expense	(3.0)	(2.2)	(5.0)	(4.6)

Income before income taxes and income from equity investments	$15.3	$24.4	$39.5	$32.6

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Adhesives	$115.4	$105.2	9.7%	$216.0	$198.2	8.9%
Construction Products	35.7	30.1	18.6%	62.2	56.3	10.6%

Total	$151.1	$135.3	11.7%	$278.2	$254.5	9.3%

The following tables provide details of North America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended May 29, 2010 vs May 30, 2009			26 Weeks Ended May 29, 2010 vs May 30, 2009
	Adhesives	Construction Products	Total	Adhesives	Construction Products	Total
Pricing/Sales Volume	8.2%	18.6%	10.5%	7.6%	10.6%	8.2%
Currency	1.5%	—	1.2%	1.3%	—	1.1%

Total	9.7%	18.6%	11.7%	8.9%	10.6%	9.3%

The following table reflects the operating income (loss) by component of the North America operating segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Adhesives	$16.6	$19.2	(13.2%)	$33.8	$31.0	9.2%
Construction Products	2.2	0.9	135.3%	2.2	(1.1)	NMP

Total	$18.8	$20.1	(6.3%)	$36.0	$29.9	20.6%

Segment profit margin %	12.4%	14.9%		13.0%	11.7%

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

Total North America: New business generation and a more favorable economic environment in 2010 as compared to 2009 were the main drivers of the North America net revenue growth in both the second quarter and first six months of 2010. Raw material costs increased during the second quarter of 2010 resulting in a lower gross profit margin as compared to the second quarter of 2009. The raw material cost increases were a continuation of the increases that began in the fourth quarter of 2009. Selling price increases announced near the end of the second quarter did not have a significant impact on the margin in the second quarter of 2010. SG&A expenses increased as compared to last year as vacant sales positions were filled and new positions were added to strengthen the commercial organizations. The decrease in gross profit margin combined with higher SG&A expenses resulted in operating income declining 6.3 percent in the second quarter of 2010 compared to the second quarter of 2009. Through six months the operating income in 2010 was 20.6 percent higher than the first six months of 2009.

Adhesives: The organic sales growth in the second quarter and first six months of 2010 was driven entirely by increases in sales volume. Average selling prices were slightly below the pricing levels of 2009. The improved economic conditions in 2010 resulted in higher sales volume at existing customers. New business gains have also contributed to the year-over-year improvement in net revenue for both the second quarter and first six months of 2010. The gross profit margin declined in the second quarter of 2010 as raw material cost increases, which began in the fourth quarter of 2009, continued through the second quarter of 2010. The full impact of selling price increases that were announced in the second quarter will not be realized until the second half of 2010. Investments continue to be made to strengthen the commercial organization resulting in higher SG&A expenses for both the second quarter and first six months of 2010 as compared to the same periods in 2009. The resulting operating income in the second quarter fell 13.2 percent below the operating income in the second quarter of 2009. Through six months, however, the operating income improved 9.2 percent over last year.

Construction Products: The net revenue growth in both the second quarter and first six months of 2010 was largely due to new product introductions and additional shelf space gained in the retail market. Sales increases in the distribution channel also contributed to the second quarter growth. The second quarter net revenue included a $0.9 million charge for reset fees associated with gaining shelf space in the retail market. Raw material costs were higher in the second quarter of 2010 resulting in some downward pressure on the gross profit margin. Efficiencies gained from the 2009 project to consolidate manufacturing facilities helped mitigate the impact from the raw material cost increases. SG&A expenses increased in both the second quarter and first six months of 2010 as compared to the same periods of 2009, however the rate of increase was significantly less than the net revenue growth rate. The year-over-year improvement in operating income for both the second quarter and first six months of 2010 was driven primarily by the double-digit growth in net revenue.

EIMEA

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Net Revenue	$104.6	$85.6	22.2%	$198.6	$164.4	20.8%
Operating Income	$3.3	$6.3	(47.8%)	$7.4	$8.2	(9.7%)
Segment profit margin%	3.2%	7.4%		3.7%	5.0%

The following table provides details of the EIMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended May 29, 2010 vs May 30, 2009	26 Weeks Ended May 29, 2010 vs May 30, 2009
Pricing/Sales Volume	18.2%	13.4%
Currency	2.0%	5.3%
Acquisitions	2.0%	2.1%

Total	22.2%	20.8%

Total EIMEA: The strong organic sales growth in the second quarter and first six months of 2010 resulted from improvements across all key markets. The improved economic conditions of 2010 as compared to 2009 contributed to existing customers increasing their purchases in 2010, investments in the sales organization have led to market share gains and success in the emerging markets such as in the Middle East have all contributed to the 2010 organic sales growth. Raw material cost increases accelerated in the second quarter of 2010 contributing to a decrease in the gross profit margin as compared to the second quarter of 2009. The second quarter of 2010 includes $2.6 million of charges related to exiting the polysulfide-based insulating glass product line in Europe. The cost of sales includes $1.8 million of these charges and SG&A expenses include $0.8 million. Other SG&A expense increases over last year related to the continuing investments in the segment’s commercial organization and expenses associated with the Nordic acquisition. The year-over-year decrease in operating income for both the second quarter and first six months of 2010 was due primarily to the costs related to exiting the polysulfide product line.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Adhesives	$31.7	$26.7	18.4%	$60.8	$54.5	11.5%
Paints	23.0	23.8	(3.0%)	49.2	51.4	(4.1%)

Total Latin America	$54.7	$50.5	8.3%	$110.0	$105.9	3.9%

The following table provides details of Latin America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended May 29, 2010 vs May 30, 2009			26 Weeks Ended May 29, 2010 vs May 30, 2009
	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	18.4%	(3.0%)	8.3%	11.5%	(4.1%)	3.9%

The following table reflects the operating income by component of the Latin America operating segment.

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Adhesives	$2.2	$1.7	30.7%	$4.1	$2.3	78.8%
Paints	0.1	0.3	(63.3%)	1.0	0.5	86.7%

Total Latin America	$2.3	$2.0	14.6%	$5.1	$2.8	80.3%

Segment profit margin %	4.1%	3.9%		4.7%	2.7%

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

Total Latin America: Strong organic growth in the Adhesives reporting unit more than offset the decreases in the Paints market resulting in the overall net revenue growth of 8.3 percent for the segment. Adhesives experienced improved economic conditions while the Paints market continued to be impacted by slow construction-related activity in Central America. Raw material cost increases had a minimal effect on the second quarter results however they are expected to have a larger negative effect beginning in the third quarter of 2010. An improved gross profit margin combined with the strong organic sales growth in Adhesives resulted in year-over-year increases in operating income for both the second quarter and first six months of 2010.

Adhesives: In addition to the improved economic conditions, a key component of the Adhesives sales growth in the second quarter of 2010 was the successful expansion of relationships with global accounts. The gross profit margin increased in both the second quarter and first six months of 2010 as compared to last year as raw material costs were stable in the first half of the year. Increases in raw material prices have been announced and are expected to have a negative effect on the margin beginning in the third quarter of 2010. SG&A expenses increased in 2010 as compared to 2009 primarily in the sales and marketing areas, however operating income still increased 30.7 percent in the second quarter and 78.8 percent in the first six months of 2010 as compared to the same period in 2009.

Paints: The net revenue decline in the second quarter and first six months of 2010 as compared to 2009 was mainly due to the slow economic recovery in Central America. Construction activity remains depressed in this region. Sales in the retail stores were up slightly over last year for the second quarter but sales to distributors, who sell primarily to contractors, were down significantly from 2009. The gross profit margin increased over last year for both the second quarter and first six months due to the favorable mix of a higher percentage of sales going through the retail channel. The improved margin in 2010 was the key factor in the Paints reporting unit generating positive operating income for both the second quarter and first six months of the year.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009	2010 vs 2009	May 29, 2010	May 30, 2009	2010 vs 2009
Net Revenue	$37.5	$27.8	34.8%	$70.6	$53.0	33.2%
Operating Income (loss)	$1.4	$(0.5)	NMP	$3.5	$(0.6)	NMP
Segment profit margin %	3.8%	(1.8%)		4.9%	(1.2%)

NMP = Non-meaningful percentage

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended May 29, 2010 vs May 30, 2009	26 Weeks Ended May 29, 2010 vs May 30, 2009
Pricing/Sales Volume	18.0%	16.6%
Currency	16.8%	16.6%

Total	34.8%	33.2%

Total Asia Pacific: The 18.0 percent organic sales growth in the second quarter of 2010 was driven by higher sales volumes across most countries and markets as the regional economic recovery began to pick up. The net revenue increase due to currency continued to be primarily due to the strength of the Australian dollar versus the U.S. dollar. Based on average exchange rates for the first six months of 2009 and 2010, the Australian dollar strengthened by approximately 33 percent over that time period. This had the effect of increasing both the Australian dollar denominated sales and costs by 33 percent when measured in U.S. dollars. The gross profit margin improved over 2009 for both the second quarter and first six months as raw material costs were below the 2009 levels. Raw material increases are expected to have a negative impact on the second half of the year. SG&A expenses increased significantly over 2009 as we continue to invest for growth in this segment. The improved gross profit generation more than offset the increases in SG&A expenses resulting in positive operating income for both the second quarter and first six months of 2010 as compared to operating losses in the same periods of 2009.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 29, 2010 were $161.1 million as compared to $100.2 million as of November 28, 2009 and $116.1 million as of May 30, 2009. Total long and short-term debt was $292.4 million as of May 29, 2010, $214.0 million as of November 28, 2009 and $233.0 million as of May 30, 2009. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 34.0 percent as of May 29, 2010 as compared to 26.5 percent as of November 28, 2009 and 27.8 percent as of May 30, 2009. The higher ratio as of May 29, 2010 compared to November 28, 2009 and May 30, 2009 was due primarily to the $150.0 million of new long-term debt from our November 13, 2009 note purchase agreement.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 29, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Debt Instrument	Covenant	Measurement	Result as of May 29, 2010
Revolving Credit Facility & Term Loan	TTM EBITDA / TTM Interest Expense	Not less than 2.5	23.4

Revolving Credit Facility & Term Loan	Total Indebtedness / TTM EBITDA	Not greater than 3.5	1.5

2010 Private Placement	TTM EBITDA / TTM Interest Expense	Not less than 2.5	22.4

2010 Private Placement	Total Indebtedness / TTM EBITDA	Not greater than 3.5	1.6

1998 Private Placement	Total Debt / Total Capital	Not greater than 70%	34%

1998 Private Placement	Total Equity	Not less than $200.0	$567.7

TTM = Trailing 12 months

For the revolving credit facility and term loan, EBITDA is defined as income from continuing operations plus goodwill and other impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

For the 2010 private placement, EBITDA is defined as income from continuing operations plus interest expense plus income tax expense plus depreciation and amortization expense.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2010. Included in these obligations are the following scheduled debt payments:

•	The final installment of $25.0 million on senior long-term debt, was paid June 2, 2010, in our third quarter, using existing cash

•	$5.6 million payment on term loan, due September 30, 2010 is expected to be paid using existing cash and cash expected to be generated during the remainder of fiscal year 2010

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	May 29, 2010	May 30, 2009
Net working capital as a percentage of annualized net revenue[1]	15.6%	18.2%
Accounts receivable DSO[2]	52 Days	57 Days
Inventory days on hand[3]	48 Days	53 Days
Free cash flow[4]	($5.9) million	$41.3 million
Total debt to total capital ratio[5]	34.0%	27.8%

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at May 29, 2010 was 8.6 percent as compared to 7.7 percent at November 28, 2009. Higher operating income in the first six months of 2010 as compared to the first six months of 2009 was the primary reason for the increase in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of May 29, 2010
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit[1]	$407.5	$405.7
Selling, general and administrative expenses[2]	(286.0)	(286.8)

Operating income	121.5	118.9
Taxes[3]	(35.2)	(38.8)
Depreciation and amortization	45.2	45.2
Maintenance capital expenditures[4]	(16.7)	(27.8)

Gross cash flow	$114.8	$97.5
Gross investment	$1,328.8	$1,328.8
Return on gross investment	8.6%	7.3%

[1]	The ROGI (management calculation) gross profit excludes exit costs and asset impairment charges of $1.8 associated with the exiting the polysulfide insulating glass product line in Europe.

[2]	The ROGI (management calculation) selling, general and administrative expenses excludes exit costs of $0.8 associated with exiting the polysulfide insulating glass product line in Europe.

[3]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any discrete items.
[4]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009
Net cash provided by operating activities	$16.3	$58.1

Net income attributable to H.B. Fuller plus depreciation and amortization expense totaled $50.6 million in the first six months of 2010 as compared to $45.7 million for the same period of 2009. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $17.6 million in the first six months of 2010 as compared to a source of cash of $8.0 million in the first six months of 2009. The overriding factor in the decrease in cash flow from operations in 2010 as compared to 2009 was that in 2009 as sales volumes and business activity were decreasing, the balances such as accounts receivable and inventory were being liquidated, resulting in positive cash flow. In 2010, investments in working capital are increasing in response to the significant growth in net revenue.

The table below shows the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009
Trade receivables, net	$(11.8)	$27.7
Inventory	(19.8)	32.1
Trade payables	14.0	(51.8)

Total cash flow impact	$(17.6)	$8.0

•

Trade Receivables, net – The increase in sales activity in the first six months of 2010 was the primary reason for the use of cash of $11.8 million compared to a source of cash of $27.7 million in 2009, when sales activity was declining. The DSO was 52 days at May 29, 2010 and 57 days at May 30, 2009. The DSO decrease was driven by significant reductions in the EIMEA and Asia Pacific operating segments.

•

Inventory – The increase in inventory in 2010 is directly related to the increase in sales volume. In the first half of 2009 inventories were held at lower levels due to the lower sales levels and the uncertain economic environment. In 2010 certain raw materials have been in short supply so purchases have been made based on availability instead of on forecasted usage. This resulted in some balances being higher than normal as of May 29, 2010. Inventory days on hand were 48 days as of May 29, 2010 as compared to 53 days as of May 30, 2009. All four operating segments reported lower days on hand at the end of the second quarter of 2010 as compared to the end of the second quarter of 2009.

•

Trade Payables – The large use of cash in the first six months of 2009 was primarily due to economic uncertainty in the first quarter of 2009 that resulted in the year-end 2008 payables balances being paid down without a corresponding increase in purchasing activity during the first half of 2009. The increase in the payables balance during the first half of 2010 was due to the overall increase in business activity.

Cash Flows from Investing Activities:

	26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009
Net cash used in investing activities	$(12.5)	$(14.3)

Purchases of property, plant and equipment were $15.4 million in the first six months of 2010 as compared to $10.3 million for the same period of 2009. The construction of the new manufacturing plant in Nanjing, China accounted for $3.3 million of the increased spending in 2010 as compared to last year. Proceeds from sales of property, plant and equipment were $3.0 million and $0.1 million for the first six months of 2010 and 2009, respectively. During the second quarter of 2009, we purchased the outstanding shares of Nordic Adhesive Technology for $4.2 million. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	26 Weeks Ended
($ in millions)	May 29, 2010	May 30, 2009
Net cash provided by (used in) financing activities	$71.5	$(14.2)

Proceeds of long-term debt were $312.0 million in the first six months of 2010 compared to $177.0 million for the first six months of 2009. Included in the 2010 proceeds of long-term debt is our November 13, 2009 note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. Repayments of long-term debt were $240.0 million in the first six months of 2010 compared to $187.0 million for the same period of 2009. The repayments in the first six months of 2010 were primarily to pay down the revolving credit that had been used to fund pension contributions in the fourth quarter of 2009.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 29, 2010 would be approximately $1.9 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition.

Approximately 58 percent of net revenue was generated outside of the United States for the first six months of 2010. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Argentine peso, Brazilian real, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2010, and foreign currency balance sheet positions as of May 29, 2010, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.4 million or $0.03 per diluted share.

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

For the six months ended May 29, 2010, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of May 29, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 29, 2010, $1.0 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of May 29, 2010, we had reserved $2.6 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other PRP.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4.1 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.0 million based on a probable liability of $4.1 million. Given that the remaining settlement payouts are expected to occur over a period of years and that the accrual is based on the maximum number of cases to be settled, which has been our experience, we applied a present value approach and have accrued $2.8 million and recorded a receivable of $1.5 million, due from insurers, as of May 29, 2010.

In addition to the group settlement described above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims follows.

($ in millions)	26 Weeks Ended May 29, 2010	26 Weeks Ended May 30, 2009
Lawsuits and claims settled	3	1
Settlements reached	$0.4	$0.0
Insurance payments received or expected to be received	$0.4	$0.0

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of May 29, 2010, our probable liabilities and insurance recoveries related to asbestos claims, inclusive of the amounts related to the group settlement described above, were $3.0 million and $1.6 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

H.B. Fuller Company

Dated: June 30, 2010	/s/ James R. Giertz
James R. Giertz
Senior Vice President, Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – Michele Volpi
31.2	Form of 302 Certification – James R. Giertz
32.1	Form of 906 Certification –Michele Volpi
32.2	Form of 906 Certification –James R. Giertz