Form 10-Q
period 2010-08-28
FULLER H B CO
filed 2010-09-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 48,978,763 as of September 17, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Net revenue	$338,568	$315,329	$995,918	$893,086
Cost of sales	(242,294)	(214,914)	(700,857)	(628,264)

Gross profit	96,274	100,415	295,061	264,822
Selling, general and administrative expenses	(73,584)	(68,324)	(220,324)	(192,446)
Asset impairment charges	—	—	(8,785)	(790)
Other income (expense), net	1,041	18,487	2,318	16,142
Interest expense	(2,669)	(1,680)	(7,660)	(6,266)

Income before income taxes and income from equity investments	21,062	48,898	60,610	81,462
Income taxes	(4,071)	(15,113)	(17,152)	(26,175)
Income from equity investments	1,859	1,677	5,391	3,744

Net income including non-controlling interests	18,850	35,462	48,849	59,031
Net (income) loss attributable to non-controlling interests	128	(49)	92	56

Net income attributable to H.B. Fuller	$18,978	$35,413	$48,941	$59,087

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.39	$0.73	$1.01	$1.22
Diluted	$0.38	$0.72	$0.99	$1.21

Weighted-average common shares outstanding:
Basic	48,595	48,343	48,552	48,312
Diluted	49,585	49,242	49,564	49,031

Dividends declared per common share	$0.0700	$0.0680	$0.2080	$0.2020

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 28,	November 28,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$140,717	$100,154
Trade receivables (net of allowances - $6,078 and $7,119, for August 28, 2010 and November 28, 2009, respectively)	209,429	203,898
Inventories	148,464	116,907
Other current assets	53,323	52,697

Total current assets	551,933	473,656

Property, plant and equipment	797,465	815,521
Accumulated depreciation	(550,561)	(562,221)

Property, plant and equipment, net	246,904	253,300

Other assets	139,733	128,558
Goodwill	106,290	103,731
Other intangibles, net	133,809	141,200

Total assets	$1,178,669	$1,100,445

Liabilities and equity
Current liabilities:
Notes payable	$25,737	$8,690
Current installments of long-term debt	22,500	42,625
Trade payables	118,967	109,165
Accrued compensation	39,478	43,840
Other accrued expenses	24,643	25,427
Income taxes payable	3,565	6,261

Total current liabilities	234,890	236,008

Long-term debt, excluding current installments	251,118	162,713
Accrued pension liabilities	41,647	50,684
Other liabilities	51,470	56,798

Total liabilities	579,125	506,203

Commitments and contingencies	—	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 48,976,295 and 48,657,618, for August 28, 2010 and November 28, 2009, respectively	48,976	48,658
Additional paid-in capital	19,579	12,309
Retained earnings	628,132	589,451
Accumulated other comprehensive loss	(99,956)	(59,064)

Total H.B. Fuller stockholders’ equity	596,731	591,354

Non-controlling interests	2,813	2,888

Total equity	599,544	594,242

Total liabilities and equity	$1,178,669	$1,100,445

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 29, 2008	$48,448	$5,280	$518,937	$(37,054)	$2,843	$538,454
Net income including non-controlling interests			83,654		32	83,686
Foreign currency translation				66,758	13	66,771

Defined benefit pension plans adjustment, net of tax of $49,605				(88,629)		(88,629)
Interest rate swap, net of tax				(139)		(139)

Comprehensive income						61,689

Effect of eliminating early measurement date for pension plans, net of tax of $116			29			29
Dividends			(13,169)			(13,169)
Stock option exercises	59	777				836
Share-based compensation plans other, net	176	6,388				6,564
Tax benefit on share-based compensation plans		201				201
Repurchases of common stock	(25)	(337)				(362)

Balance at November 28, 2009	48,658	12,309	589,451	(59,064)	2,888	594,242
Net income including non-controlling interests			48,941		(92)	48,849
Foreign currency translation				(44,203)	17	(44,186)

Defined benefit pension plans adjustment, net of tax of $1,714				3,290		3,290
Interest rate swaps, net of tax				21		21

Comprehensive income						7,974
Dividends			(10,260)			(10,260)
Stock option exercises	142	1,782				1,924
Share-based compensation plans other, net	194	5,757				5,951
Tax benefit on share-based compensation plans		90				90
Repurchases of common stock	(18)	(359)				(377)

Balance at August 28, 2010	$48,976	$19,579	$628,132	$(99,956)	$2,813	$599,544

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income including non-controlling interests	$48,849	$59,031
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	22,392	24,448
Amortization	8,325	8,982
Deferred income taxes	1,063	3,323
Income from equity investments	(5,391)	(3,744)
Share-based compensation	5,607	4,109
Excess tax benefit from share-based compensation	(90)	(27)
Asset impairment charges	8,785	790
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(9,256)	25,477
Inventories	(34,102)	38,112
Other assets	(4,604)	1,010
Trade payables	9,736	(43,011)
Accrued compensation	(2,795)	11,424
Other accrued expenses	(66)	(3,943)
Income taxes payable	(2,364)	(5,950)
Accrued / prepaid pensions	(6,885)	(12,986)
Other liabilities	(5,952)	(2,600)
Other	(6,068)	12,866

Net cash provided by operating activities	27,184	117,311

Cash flows from investing activities:
Purchased property, plant and equipment	(24,421)	(15,191)
Purchased businesses, net of cash acquired	(26,768)	(4,175)
Proceeds from sale of property, plant and equipment	2,923	216

Net cash used in investing activities	(48,266)	(19,150)

Cash flows from financing activities:
Proceeds from long-term debt	339,000	266,000
Repayment of long-term debt	(275,000)	(263,000)
Net proceeds from notes payable	17,069	337
Dividends paid	(10,180)	(9,816)
Proceeds from stock options exercised	1,924	593
Excess tax benefit from share-based compensation	90	27
Repurchases of common stock	(377)	(361)

Net cash provided by (used in) financing activities	72,526	(6,220)

Effect of exchange rate changes	(10,881)	7,825

Net change in cash and cash equivalents	40,563	99,766
Cash and cash equivalents at beginning of period	100,154	80,370

Cash and cash equivalents at end of period	$140,717	$180,136

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$80	$86
Cash paid for interest	$10,251	$8,155
Cash paid for income taxes	$24,663	$10,230

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

Recently Adopted Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued and, in April 2009, amended a new business combinations standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The intent of the amendment is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010. With the adoption of this standard, as amended, our accounting for business combinations has changed on a prospective basis for business combinations completed after November 29, 2009.

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

In April 2008, the FASB issued an accounting standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the accounting standards. This standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard became effective for us on November 29, 2009, the beginning of our fiscal year 2010 and has been applied prospectively to intangible assets acquired after November 29, 2009.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, which for us was February 28, 2010, the beginning of our second quarter in fiscal 2010. The adoption did not have a material impact on our Consolidated Financial Statements. The disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010, our fiscal 2012.

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

Note 2: Acquisitions

Revertex Finewaters Sdn. Bhd. On June 2, 2010, we acquired the outstanding shares of Revertex Finewaters Sdn. Bhd., a supplier of adhesives in Malaysia and Southeast Asia, based outside Kuala Lumpur, Malaysia. The acquisition further strengthens our market position in Southeast Asia and expands our geographic presence and customer portfolio in the region. The acquisition was a stock purchase and therefore encompasses all Revertex Finewaters’ business operations. The acquisition was recorded in our Asia Pacific operating segment.

The purchase price of $26,768, which was net of cash acquired of $557, was funded through existing cash. We also incurred acquisition related costs of approximately $498, which were recorded as selling, general and administrative expenses in the consolidated statements of income.

Based on valuations, we recorded:

Current assets (including cash acquired)	$7,736
Property, plant and equipment	3,820
Intangibles	11,144
Goodwill	12,289
Current liabilities	(4,234)
Long-term liabilities	(3,430)

Total purchase price (including cash acquired)	$27,325

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Of the $11,144 of acquired intangibles, $7,271 was assigned to customer relationships with an expected life of 12 years, $2,978 was assigned to trademarks with an expected life of 15 years and $895 was assigned to non-competition agreements with an expected life of 5 years.

Nordic Adhesive Technology: On April 20, 2009 we acquired the outstanding shares of Nordic Adhesive Technology GmbH., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. The acquisition complements our existing product line, enhances our applications knowledge and enables us to expand our presence in the flexible packaging segment of the adhesives industry. The acquisition was a stock purchase and therefore encompasses all Nordic Adhesive Technology business operations. Intangible assets identified were customer lists, technology, trademarks and non-competition agreements.

The original purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The acquisition was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment.

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the shareholders earning €624 or approximately $766. This amount was recorded in the second quarter of 2010 and was considered additional purchase price, which increased goodwill. There are two remaining earn-out periods that could result in additional payments of up to €1,976 which would also be considered additional purchase price. No amounts have been accrued for the remaining two earn-out periods as the contingency has not been resolved and additional consideration is not distributable as of the end of the third quarter of 2010.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K/A as of November 28, 2009.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 39 weeks ended August 28, 2010 and August 29, 2009, respectively, were calculated using the following assumptions:

	39 Weeks Ended[1]
	August 28, 2010	August 29, 2009
Expected life (in years)	5	5
Weighted-average expected volatility	50.81%	44.79%
Expected volatility	50.80% - 51.10%	44.73% - 45.80%
Risk-free interest rate	2.15%	1.51%
Expected dividend yield	1.35%	1.87%
Weighted-average fair value of grants	$8.52	$4.86

[1]	There were no options granted for the 13 week periods ended August 28, 2010 or August 29, 2009

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 82 percent and 85 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense of $2,045 and $1,583 was included in our Consolidated Statements of Income for the 13 weeks ended August 28, 2010 and August 29, 2009, respectively. Included in these amounts were $877 and $644 of stock option expense, respectively. Total share-based compensation expense of $5,607 and $4,109 was included in our Consolidated Statements of Income for the 39 weeks ended August 28, 2010 and August 29, 2009, respectively. Included in these amounts were $3,109 and $2,184 of stock option expense, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended August 28, 2010 there was $4 written off against the APIC Pool for tax deficiencies. For the 39 weeks ended August 28, 2010 there was $90 of excess tax benefit recognized. For the 13 weeks and 39 weeks ended August 29, 2009, there was $1 and $27, respectively, of excess tax benefit recognized.

As of August 28, 2010, there was $6,122 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.2 years. Unrecognized compensation costs related to unvested restricted stock awards was $3,568, which is expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of August 28, 2010 and changes during the 39 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 28, 2009	2,743,223	$15.68
Granted	570,264	20.65
Exercised	(141,925)	13.56
Forfeited or Cancelled	(177,210)	20.33

Outstanding at August 28, 2010	2,994,352	$17.58

No options were granted during the 13 weeks ended August 28, 2010 or August 29, 2009. Total intrinsic value of options exercised during the 13 weeks ended August 28, 2010 and August 29, 2009 were $57 and $154, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the 39 weeks ended August 28, 2010 and August 29, 2009 were $4,861 and $4,241, respectively. Total intrinsic value of options exercised during the 39 weeks ended August 28, 2010 and August 29, 2009 were $1,233 and $172, respectively. Proceeds received from option exercises during the 13 weeks ended August 28, 2010 and August 29, 2009 were $64 and $513, respectively and $1,924 and $593 during the 39 weeks ended August 28, 2010 and August 29, 2009, respectively.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes information concerning outstanding and exercisable options as of August 28, 2010:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$5.01-$10.00	214,335	0.3	$9.31	$2,207	214,335	0.3	$9.31	$2,207
$10.01-$15.00	1,290,694	6.1	13.90	7,365	704,935	4.3	13.77	4,114
$15.01-$20.00	389,695	6.3	17.29	931	286,328	5.3	16.38	928
$20.01-$25.00	576,732	9.2	20.66	—	11,985	7.6	20.93	—
$25.01-$30.00	522,896	6.8	26.85	—	328,150	6.7	26.88	—

	2,994,352	6.4	$17.58	$10,503	1,545,733	4.4	$16.48	$7,249

[1]	Represents the weighted-average remaining contractual life in years.
[2]	Represents the weighted-average exercise price.
[3]	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of August 28, 2010, and changes during the 39 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7
Granted	71,770	155,757	227,527	21.06	2.8
Vested	(13,583)	(52,059)	(65,642)	26.79	—
Forfeited	(26,529)	(9,332)	(35,861)	18.85	1.7

Nonvested at August 28, 2010	114,924	367,470	482,394	$19.16	1.9

Total fair value of restricted stock vested during the 13 weeks ended August 28, 2010 and August 29, 2009 was $5 and $9, respectively. Total fair value of restricted stock vested during the 39 weeks ended August 28, 2010 and August 29, 2009 was $1,441 and $1,245, respectively. The total fair value of nonvested restricted stock at August 28, 2010 was $9,243.

We repurchased 142 restricted stock shares during the 13 weeks ended August 29, 2009 and 17,804 and 24,808 restricted stock shares during the 39 weeks ended August 28, 2010 and August 29, 2009, respectively, in conjunction with restricted stock vestings. We did not repurchase restricted stock shares during the 13 weeks ended August 28, 2010. The repurchases relate to statutory minimum tax withholding. We do not expect any additional restricted stock shares to be repurchased in fiscal 2010.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. A summary of deferred compensation unit activity as of August 28, 2010, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2009	268,863	97,641	366,504
Participant contributions	12,948	2,762	15,710
Company match contributions[1]	27,241	554	27,795
Payouts	(35,060)	(10,902)	(45,962)

Units outstanding August 28, 2010	273,992	90,055	364,047

[1]	The non-employee directors’ company match includes 24,924 deferred compensation units paid as discretionary awards to all non-employee directors.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Weighted-average common shares - basic	48,594,685	48,342,997	48,552,383	48,312,164
Equivalent shares from share-based compensations plans	990,790	899,193	1,011,966	719,062

Weighted-average common and common equivalent shares - diluted	49,585,475	49,242,190	49,564,349	49,031,226

Basic earnings per share is calculated by dividing net income attributable to H.B. Fuller by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

Options to purchase 1,204,526 and 655,878 shares of common stock at the weighted-average exercise price of $23.37 and $26.38 for the 13 week periods ended August 28, 2010 and August 29, 2009, respectively, and options to purchase 1,197,234 and 1,469,370 shares of common stock at the weighted-average exercise price of $23.34 and $19.96 for the 39 week periods ended August 28, 2010 and August 29, 2009, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	August 28, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$34,824	$34,820	$4
Defined benefit pension plans adjustment net of taxes	(134,548)	(134,548)	—
Interest rate swap	(228)	(228)	—

Total accumulated other comprehensive loss	$(99,952)	$(99,956)	$4

	November 28, 2009
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$79,010	$79,023	$(13)
Defined benefit pension plans adjustment net of taxes	(137,838)	(137,838)	—
Interest rate swap	(249)	(249)	—

Total accumulated other comprehensive loss	$(59,077)	$(59,064)	$(13)

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 28, 2010 and August 29, 2009
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2010	2009	2010	2009	2010	2009
Service cost	$1,374	$1,105	$236	$242	$135	$103
Interest cost	4,276	4,260	1,650	1,833	731	787
Expected return on assets	(6,558)	(5,693)	(1,850)	(1,719)	(684)	(840)
Amortization:
Prior service cost	17	26	(1)	(1)	(1,159)	(1,159)
Actuarial (gain)/ loss	616	27	588	244	1,583	1,043
Transition amount	—	—	—	5	—	—
Settlement	—	—	144	—	—	—

Net periodic cost (benefit)	$(275)	$(275)	$767	$604	$606	$(66)

	39 Weeks Ended August 28, 2010 and August 29, 2009
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2010	2009	2010	2009	2010	2009
Service cost	$4,122	$3,316	$776	$692	$406	$311
Interest cost	12,828	12,779	5,238	5,210	2,192	2,362
Expected return on assets	(19,674)	(17,078)	(5,861)	(4,874)	(2,051)	(2,521)
Amortization:
Prior service cost	50	78	(3)	(3)	(3,477)	(3,477)
Actuarial (gain)/ loss	1,850	82	1,894	692	4,749	3,129
Transition amount	—	—	—	15	—	—
Settlement	—	—	965	—	—	—

Net periodic cost (benefit)	$(824)	$(823)	$3,009	$1,732	$1,819	$(196)

As a result of a plant closing, elections for lump-sum payouts made by terminated employees triggered a settlement for the Canadian Pension Plan. Since a portion of the participants that were impacted received their payouts during the second and third quarters of 2010, we have incurred additional expense of $144 and $965 for the third quarter and first nine months ended August 28, 2010, respectively.

Note 7: Inventories

The composition of inventories follows:

	August 28,	November 28,
	2010	2009
Raw materials	$81,447	$61,849
Finished goods	86,206	72,513
LIFO reserve	(19,189)	(17,455)

Total inventories	$148,464	$116,907

Note 8: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

As of August 28, 2010, we had forward foreign currency contracts maturing between September 13, 2010 and April 18, 2011. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $261 at August 28, 2010. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A, all of Series B, and $25 million of Series C from our new Senior Notes agreement to variable interest rates. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. The change in fair value of the Senior Notes swapped into variable rates, was a liability of $5,618 at August 28, 2010 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $5,503 at August 28, 2010 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes are recorded as other income (expense), net in the consolidated statement of income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The hedge ineffectiveness calculations as of August 28, 2010 resulted in additional income of $1,157 for the third quarter of 2010 and additional income of $172 year-to-date.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 28, 2010, $1,000 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of August 28, 2010, we had recorded $2,446 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4,114 towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2,043 based on a probable liability of $4,114. Given that the remaining settlement payouts are expected to occur over a period of years and the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2,542 and recorded a receivable of $1,269, due from insurers, as of August 28, 2010.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In addition to the group settlement described above, a summary of the number, settlement amounts and insurance amounts for asbestos-related lawsuits and claims follows:

($ in thousands)	39 Weeks Ended August 28, 2010	39 Weeks Ended August 29, 2009
Lawsuits and claims settled	3	2
Settlement amounts	$448	$51
Insurance payments received or expected to be received	$359	$35

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of August 28, 2010, our probable liabilities and insurance recoveries related to asbestos claims, inclusive of the amounts related to the group settlement described above, were $2,700 and $1,411, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

In the first quarter of 2010 we changed the name of our EMEA (Europe, Middle East, Africa) operating segment to EIMEA (Europe, India, Middle East, Africa). This was to acknowledge that the financial results of our entity in India are now included in this operating segment. The India entity began operations in the second half of 2009 and for that period the results were included in the Asia Pacific operating segment. The 2009 India results have been reclassified to the EIMEA operating segment.

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments:

	13 Weeks Ended
	August 28, 2010			August 29, 2009
		Inter-			Inter-
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America	$146,583	$9,421	$18,491	$139,353	$7,176	$21,469
EIMEA	97,307	2,533	2,276	94,145	2,278	7,043
Latin America	53,726	—	1,207	49,635	12	1,448
Asia Pacific	40,952	1,510	716	32,196	624	2,131

Total	$338,568		$22,690	$315,329		$32,091

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	39 Weeks Ended
	August 28, 2010			August 29, 2009
		Inter-			Inter-
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America	$424,752	$30,844	$54,537	$393,820	$19,748	$51,348
EIMEA	295,893	6,772	9,680	258,604	5,817	15,240
Latin America	163,758	12	6,317	155,502	53	4,282
Asia Pacific	111,515	4,999	4,203	85,160	1,928	1,506

Total	$995,918		$74,737	$893,086		$72,376

Reconciliation of operating income to income before income taxes and income from equity investments:

	13 Weeks Ended		39 Weeks Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Operating income	$22,690	$32,091	$74,737	$72,376
Asset impairment charges	—	—	(8,785)	(790)
Other income (expense), net	1,041	18,487	2,318	16,142
Interest expense	(2,669)	(1,680)	(7,660)	(6,266)

Income before income taxes and income from equity investments	$21,062	$48,898	$60,610	$81,462

Note 11: Income Taxes

As of August 28, 2010, we had a $6,585 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). Of this total, $5,543 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of August 28, 2010, we had accrued $1,611 of net interest and penalties relating to unrecognized tax benefits. During the third quarter of 2010 our recorded liability for unrecognized tax benefits, net, decreased by $4,101 principally as a result of audit activity in various jurisdictions. Of this amount, $3,805 was recognized as a discrete tax benefit in the third quarter.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for years prior to 2006 or for Swiss income tax examination for years prior to 2008. The U.S. federal examination of 2007 and 2008, that commenced in the first quarter of 2010, was completed in the third quarter of 2010. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate accruals with respect to these examinations.

Note 12: Goodwill

As part of our April 20, 2009 acquisition of Nordic Adhesive Technology GmbH., the shareholders are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. According to the terms of the agreement, the first earn-out period was the period between April 2009 and April 2010. Based on actual results, we will be paying the former shareholders an earn-out amount of €624 or approximately $766. This amount was recorded as additional goodwill in the second quarter of 2010.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the third quarter of 2010, we acquired the outstanding shares of Revertex Finewaters Sdn. Bhd., a supplier of adhesives in Malaysia and Southeast Asia, for $26,768, which is net of cash acquired of $557. Based on valuations, we recorded $12,289 to goodwill.

A summary of goodwill activity for the first nine months of 2010 is presented below:

Balance at November 28, 2009	$103,731
Currency impact	(6,958)

Balance at February 27, 2010	96,773
Nordic Adhesive Technology earn-out	766
Currency impact	(7,152)

Balance at May 29, 2010	90,387
Revertex Finewaters acquisition	12,289
Currency impact	3,614

Balance at August 29, 2010	$106,290

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 28, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
	August 28,				Total
Description	2010	Level 1	Level 2	Level 3	Gains (Losses)
Assets:
Cash equivalents	$74,651	$11,072	$63,579	$—	$—
Derivative assets	280	—	280	—	—
Interest rate swaps	5,503	—	5,503	—	—

Liabilities:
Derivative liabilities	$541	$—	$541	$—	$—
Long-term debt	80,618	—	80,618	—	—

Note 14: Impairment of Long-lived Asset

During the second quarter of 2010, we decided to exit our polysulfide-based insulating glass product line in Europe. This is a commodity product line that was failing to meet return on gross investment targets. Exiting this product line will improve the growth and profitability profile of our EIMEA operating segment. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a present value technique. As a result of this analysis, we recorded exit costs and impairment charges in the second quarter of $11,368 ($8,440 after tax). Pre-tax asset impairment charges of $8,785 were recorded to write-down the value of intangible assets, a write-down on property, plant and equipment was recorded in costs of sales in the amount of $608 and exit costs of $1,975 were recorded of which $1,223 were recorded in cost of sales and $752 were in SG&A expense.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 15: Subsequent Event

On September 10, 2010 a fire at our Portugal manufacturing site caused significant damage to a portion of one building and production in that specific unit has been temporarily idled. There were no injuries to employees and the fire was quickly brought under control. The portion of the building that was damaged produces water-based polymers used to manufacture adhesive products. Manufacturing facilities in Germany and the United Kingdom are viable options for replacing lost production. We are insured for events of this nature and our loss retention is $2,500 per event. At this time, we do not have an accurate estimate of the costs that may arise from this event.

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

Net revenue in the third quarter of 2010 increased 7.4 percent over the third quarter of 2009. Organic revenue growth, which we define as revenue growth due to changes in sales volume and selling prices, increased 8.9 percent as compared to the third quarter of 2009. Foreign currency fluctuations had a negative 3.1 percent impact on the third quarter net revenue as compared to last year. We completed the acquisition of Revertex Finewaters in Malaysia at the beginning of the third quarter and that contributed $5.1 million to the third quarter net revenue. Through nine months of 2010 the net revenue growth was 11.5 percent over last year and the organic growth was 9.7 percent. The most significant factor impacting the third quarter results was the increase in raw material costs primarily due to supply shortages. This limited our ability to substitute raw materials and reformulate products; a strategy we typically leverage in an environment of rising raw material costs. The gross margin declined in the third quarter of 2010 to 28.4 percent from 29.1 percent in the second quarter of 2010. The gross margin in the third quarter of 2009 was 31.8 percent.

Net income attributable to H.B. Fuller for the third quarter of 2010 was $19.0 million as compared to $35.4 million in the third quarter of 2009. On a diluted earnings per share basis, the third quarter of 2010 was $0.38 per share as compared to $0.72 per share in the third quarter of 2009. The net income attributable to H.B. Fuller of $48.9 million in the first nine months of 2010 was 17.2 percent under the $59.1 million recorded in the first nine months of 2009. The third quarter of 2010 included $2.9 million ($0.06 per share) of discrete income tax benefits. The 2009 net income attributable to H.B. Fuller included a lawsuit settlement with the former owners of Roanoke Companies Group, a business we acquired in 2006. The settlement resulted in a pretax gain for the third quarter of 2009 of $18.8 million, which was $11.8 million after tax or $0.24 per diluted share.

Our expectation for the fourth quarter is that net revenue will be in the range of $360 to $365 million. This will result in full year net revenue growth of approximately 10 percent over 2009. We are not providing specific earnings per share projections, but we do expect our overall financial performance to improve as compared to the third quarter of 2010. The effective income tax rate, excluding any discrete tax events, for the remainder of 2010 is expected to be approximately 34 percent.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Net revenue	$338.6	$315.3	7.4%	$995.9	$893.1	11.5%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and by acquisitions. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2010 compared to the same periods in 2009:

	13 Weeks Ended	39 Weeks Ended
	August 28, 2010	August 28, 2010
Product pricing	2.5%	(0.1%)
Sales volume	6.4%	9.8%
Currency	(3.1%)	0.8%
Acquisitions	1.6%	1.0%

	7.4%	11.5%

Organic sales growth was a positive 8.9 percent (positive 6.4 percent from sales volume and positive 2.5 percent from product pricing) in the third quarter of 2010 as compared to the same period last year. The organic growth was driven by double-digit growth in both the EIMEA and Latin America Adhesives reporting units. The negative currency effects in the quarter were primarily the result of the U.S. dollar strengthening as compared to the Euro. Organic sales growth was a positive 9.7 percent (positive 9.8 percent from sales volume and negative 0.1 percent from product pricing) in the first nine months of 2010 as compared to the first nine months of 2009. The 1.6 percent and 1.0 percent net revenue increase from acquisitions, in the third quarter and first nine months, respectively, was due to the acquisition of Revertex Finewaters, early in the third quarter of 2010 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Cost of sales:	$242.3	$214.9	12.7%	$700.9	$628.3	11.6%
Percent of net revenue	71.6%	68.2%		70.4%	70.3%

The 12.7 percent increase in the cost of sales in the third quarter of 2010 as compared to the third quarter of 2009 was driven by the increases in raw material costs due to supply shortages. Each of our four operating segments was impacted by the supply issues. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and increased demand in adjacent industries. Sales volume increases also contributed to the third quarter increase in cost of sales. Through nine months of 2010 the cost of sales increased 1l.6 percent as compared to 2009. Sales volume increases of 9.8 percent during that same period were the main reason for the year-to-date cost increases as the supply issues were not as severe in the first half of 2010.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Gross profit	$96.3	$100.4	(4.1%)	$295.1	$264.8	11.4%
Percent of net revenue	28.4%	31.8%		29.6%	29.7%

The lower gross profit margin for the third quarter of 2010 as compared to the same period in 2009 resulted from the increase in raw material costs which more than offset the benefits from the increased sales volume. Through nine months of 2010 the gross profit margin was slightly below the same period in 2009. The margin had been running higher than 2009 through the first two quarters of the year, but the weaker third quarter brought the year-to-date margin to below last year.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
SG&A	$73.6	$68.3	7.7%	$220.3	$192.4	14.5%
Percent of net revenue	21.7%	21.7%		22.1%	21.5%

SG&A expenses increased $5.3 million or 7.7 percent from the third quarter of 2009 and $27.9 million or 14.5 percent from the first nine months of 2009. The increases were largely due to higher costs associated with adding resources to our sales and technical organizations. We continue to invest in growth despite the sluggish economic environment.

Asset impairment charges:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Asset impairment charges	$—	$—	NMP	$8.8	$0.8	NMP

NMP = Non-meaningful percentage

In the second quarter of 2010, $8.8 million of asset impairment charges were taken as a result of the decision to exit the polysulfide-based insulating glass sealant product line in Europe. The impairment charges reduced intangible assets.

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance related to the construction products reporting unit in the North America operating segment. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work.

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Other income (expense), net	$1.1	$18.5	NMP	$2.4	$16.2	NMP

NMP = Non-meaningful percentage

The largest factor in the variances for other income (expense), net for both the third quarter and nine months year-to-date was the $18.8 million gain from the Roanoke litigation settlement in the third quarter of 2009. Currency translation and re-measurement losses were $0.3 million in the third quarter of 2010 as compared to losses of $0.8 million in the third quarter of 2009. The currency losses through the first nine months of 2010 were $0.2 million as compared to $3.2 million through the first nine months of 2009. The losses in the first nine months of 2009 were caused by the combination of fluctuations in currency rates and the changes in our foreign currency exposures.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Interest expense	$2.7	$1.7	58.9%	$7.7	$6.3	22.2%

The higher interest expense in the third quarter and first nine months of 2010 as compared to the third quarter and first nine months of 2009 was due to both the higher average debt levels in 2010 as compared to the same periods in 2009 as well as higher interest rates on the current mix of debt.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Income taxes	$4.1	$15.1	(73.1%)	$17.2	$26.2	(34.5%)
Effective tax rate	19.3%	30.9%		28.3%	32.1%

Income tax expense in the third quarter of 2010 was $4.1 million as compared to $15.1 million in the third quarter of 2009. Several discrete tax charges and benefits from both U.S. and international jurisdictions were recorded in the third quarter of 2010 that amounted to a net tax benefit of $2.9 million. Income tax expense for the third quarter of 2009 included $7.0 million of expense related to the $18.8 million litigation settlement gain, as discussed previously in this report. There was also $1.3 million of discrete tax benefits recorded in the third quarter of 2009. Excluding discrete benefits of $4.2 million and a $3.0 million benefit related to the second quarter EIMEA polysulfide-based product line exit costs and asset impairment charges, the overall effective tax rate for the 39 weeks ended August 28, 2010 was 33.7 percent, as compared to 33.6 percent for the 39 weeks ended August 29, 2009.

Income from equity investments:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Income from equity investments	$1.9	$1.7	10.9%	$5.4	$3.7	44.0%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The third quarter and first nine months results reflected the higher net income recorded by the joint venture in 2010 compared to the same periods of 2009 due mainly to stronger gross profit margins.

Net (income) loss attributable to noncontrolling interests:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Net (income) loss attributable to noncontrolling interests	$0.13	$(0.05)	NMP	$0.09	$0.06	64.3%

NMP = Non-meaningful percentage

Operating losses in our China entities led to a $0.13 million and a $0.09 million net loss attributable to noncontrolling interests in the third quarter and first nine months of 2010, respectively. This compared to a $0.05 million net income attributable to noncontrolling interests in the third quarter of 2009. Last year’s first nine months was a net loss attributable to noncontrolling interests of $0.06 million.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Net income attributable to H.B. Fuller	$19.0	$35.4	(46.4%)	$48.9	$59.1	(17.2%)
Percent of net revenue	5.6%	11.2%		4.9%	6.6%

The net income attributable to H.B. Fuller for the third quarter of 2010 was $19.0 million compared to $35.4 million for the third quarter of 2009. The diluted EPS for the third quarter of 2010 was $0.38 per share as compared to $0.72 per share for the third quarter of 2009. The $2.9 million of discrete tax benefits recorded in the third quarter of 2010 added $0.06 per share to this quarter’s diluted EPS. The net income attributable to H.B. Fuller for the third quarter of 2009 included $11.8 million or $0.24 per diluted share from the Roanoke litigation settlement. The net income attributable to H.B. Fuller for the first nine months of 2010 was $48.9 million compared to $59.1 million for the same period of 2009. The diluted EPS for the first nine months of 2010 was $0.99 per share as compared to $1.21 per share for the first nine months of 2009. Exit costs and asset impairment charges of $8.4 million, or $0.17 per share, were included in the net income attributable to H.B. Fuller for the first nine months of 2010. The discrete tax benefits and Roanoke litigation settlement discussed above were also in the first nine month results of 2010 and 2009, respectively.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EIMEA (Europe, India, Middle East, Africa), Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer and are accountable for the financial results of their entire region.

In the first quarter of 2010 we changed the name of our EMEA operating segment to EIMEA. This was to acknowledge that the financial results of our entity in India are now included in this operating segment. The India entity began operations in the second half of 2009 and for that period the results were included in the Asia Pacific operating segment. The 2009 India results have been reclassified to the EIMEA operating segment.

In the second quarter of 2010 we changed the name of our Specialty Construction reporting unit in the North America operating segment to Construction Products. There was no change in the reporting unit in terms of how the reporting unit operates. The name of the subsidiary was changed from Specialty Construction Brands, Inc. to H.B. Fuller Construction Products Inc. The purpose of the change was to better leverage the H.B. Fuller name.

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
North America	$146.6	43%	$139.4	44%	$424.8	43%	$393.9	44%
EIMEA	97.3	29%	94.1	30%	295.9	30%	258.5	29%
Latin America	53.7	16%	49.6	16%	163.7	16%	155.5	17%
Asia Pacific	41.0	12%	32.2	10%	111.5	11%	85.2	10%

Total	$338.6	100%	$315.3	100%	$995.9	100%	$893.1	100%

Operating Income by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$18.5	82%	$21.4	67%	$54.5	73%	$51.3	71%
EIMEA	2.3	10%	7.1	22%	9.7	13%	15.3	21%
Latin America	1.2	5%	1.5	5%	6.3	8%	4.3	6%
Asia Pacific	0.7	3%	2.1	6%	4.2	6%	1.5	2%

Total	$22.7	100%	$32.1	100%	$74.7	100%	$72.4	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
	August 28,	August 29,	August 28,	August 29,
($ in millions)	2010	2009	2010	2009
Operating income	$22.7	$32.1	$74.7	$72.4
Asset impairment charges	—	—	(8.8)	(0.8)
Other income (expense), net	1.1	18.5	2.4	16.2
Interest expense	(2.7)	(1.7)	(7.7)	(6.3)

Income before income taxes and income from equity investments	$21.1	$48.9	$60.6	$81.5

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Adhesives	$115.0	$108.3	6.2%	$330.9	$306.6	8.0%
Construction Products	31.6	31.1	1.9%	93.9	87.3	7.5%

Total	$146.6	$139.4	5.2%	$424.8	$393.9	7.9%

The following tables provide details of North America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 28, 2010 vs August 29, 2009			39 Weeks Ended August 28, 2010 vs August 29, 2009
		Construction			Construction
	Adhesives	Products	Total	Adhesives	Products	Total
Pricing/Sales Volume	5.7%	1.9%	4.8%	6.9%	7.5%	7.0%
Currency	0.5%	—	0.4%	1.1%	—	0.9%

Total	6.2%	1.9%	5.2%	8.0%	7.5%	7.9%

The following table reflects the operating income by component of the North America operating segment.

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Adhesives	$17.4	$19.9	(12.8%)	$51.2	$50.9	0.6%
Construction Products	1.1	1.5	(28.2%)	3.3	0.4	727.0%

Total	$18.5	$21.4	(13.9%)	$54.5	$51.3	6.2%

Segment profit margin %	12.6%	15.4%		12.8%	13.0%

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

Total North America: End-market demand contracted early in the third quarter as compared to the first half of 2010 but the year-over-year comparison was a 5.2 percent net revenue increase as compared to the third quarter of 2009. This reduced the year-to-date net revenue growth to 7.9 percent as compared to 9.3 percent through the first six months of 2010. The comparison to last year was more difficult in the third quarter as revenue growth started its upswing in the third quarter of 2009. Raw material cost increases primarily due to supply shortages during the third quarter of 2010 led to a lower gross profit margin as compared to the third quarter of 2009. Manufacturing costs decreased in the third quarter of 2010 as compared to last year due to 2009 initiatives that have improved efficiencies. SG&A expenses increased as compared to last year as vacant sales positions were filled and new positions were added to strengthen the commercial organizations. The decrease in gross profit margin combined with higher SG&A expenses resulted in operating income declining 13.9 percent in the third quarter of 2010 compared to the third quarter of 2009. Through nine months the operating income in 2010 was 6.2 percent higher than the first nine months of 2009.

Adhesives: The organic sales growth in the third quarter as compared to the third quarter of 2009 was split evenly between increases in average selling prices and increases in sales volume – both were up 2.8 percent. Although sales volume increased in the third quarter the growth was at a slower pace than in the first six months of 2010. This was due to both a slowdown in end-market demand and a more difficult comparison to last year. The gross profit margin declined in the third quarter of 2010 as selling price increases were not enough to offset the run-up in raw material costs. Manufacturing cost reductions helped mitigate the impact from the raw material costs but not enough to prevent the overall decline in the margin. Investments continue to be made to strengthen the commercial organization resulting in higher SG&A expenses for both the third quarter and first nine months of 2010 as compared to the same periods in 2009. The resulting operating income in the third quarter fell 12.8 percent below the operating income in the third quarter of 2009. Through nine months the operating income improved 0.6 percent over last year.

Construction Products: Net revenue growth slowed in the third quarter to a year-over-year increase of 1.9 percent largely due to inventory reductions at customer locations. The 7.5 percent increase in net revenue through the first nine months of 2010 was driven by new product introductions and additional shelf space in the retail market. Raw material costs did increase in the third quarter of 2010 however at a slower rate than in the adhesives reporting unit. Efficiencies gained from the 2009 project to consolidate manufacturing facilities helped mitigate the impact from the raw material cost increases. SG&A expenses increased in both the third quarter and first nine months of 2010 as compared to the same periods of 2009 primarily due to investments to reorganize the sales and marketing areas. Although the third quarter operating income fell below last year’s level, the operating income through nine months of 2010 was nearly $3 million above the same period of 2009.

EIMEA

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Net Revenue	$97.3	$94.1	3.4%	$295.9	$258.5	14.4%
Operating Income	$2.3	$7.1	(67.7%)	$9.7	$15.3	(36.5%)
Segment profit margin%	2.3%	7.5%		3.3%	5.9%

The following table provides details of the EIMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 28, 2010 vs	39 Weeks Ended August 28, 2010 vs
	August 29, 2009	August 29, 2009
Pricing/Sales Volume	15.6%	15.5%
Currency	(12.2%)	(2.4%)
Acquisitions	0.0%	1.3%

Total	3.4%	14.4%

Total EIMEA: The strong organic sales growth in the third quarter and first nine months of 2010 resulted from market share gains as well as improved end market demand. Investments made in the sales organization continue to have positive effects on the organic revenue growth. The gross profit margin decreased in the third quarter of 2010 as compared to the third quarter of 2009 as raw material cost increases exceeded the pace of selling price increases. The SG&A expenses increased due mainly to the continuing investments in the sales organization. The SG&A expenses in the third quarter of 2010 also included charges of $1.3 million related to a product liability claim. The combination of higher raw material costs and the increase in SG&A expenses led to the 68 percent decline in operating income in the third quarter of 2010 as compared to the third quarter of 2009. A key item impacting the operating income through nine months of 2010 was the $2.6 million of charges related to the exiting of the polysulfide-based insulating glass product line that were recorded in the second quarter and discussed in last quarter’s report.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Adhesives	$31.1	$27.5	13.1%	$91.9	$82.0	12.0%
Paints	22.6	22.1	2.2%	71.8	73.5	(2.2%)

Total Latin America	$53.7	$49.6	8.2%	$163.7	$155.5	5.3%

The following table provides details of Latin America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 28, 2010 vs August 29, 2009			39 Weeks Ended August 28, 2010 vs August 29, 2009
	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	13.1%	2.2%	8.2%	12.0%	(2.2%)	5.3%

The following table reflects the operating income (loss) by component of the Latin America operating segment.

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Adhesives	$1.2	$2.4	(49.2%)	$5.3	$4.7	13.9%
Paints	—	(0.9)	NMP	1.0	(0.4)	NMP

Total Latin America	$1.2	$1.5	(16.7%)	$6.3	$4.3	47.5%

Segment profit margin %	2.2%	2.9%		3.9%	2.8%

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

Total Latin America: Both reporting units had positive net revenue growth in the third quarter of 2010 as compared to the third quarter of 2009. For Adhesives, this represents a continuation of the 2010 trend. For Paints, it represents a stabilization of local market conditions as the first two quarters of the year posted net revenue decreases compared to 2009. Raw material cost increases and supply shortages had a negative impact on Adhesives during the quarter while the Paints raw material costs were steady. A decrease in the Adhesives gross profit margin was the main driver for the decline in operating income in the third quarter of 2010 as compared to the third quarter of 2009. The Adhesives net revenue growth for the year has been the key to the increase in the nine month year-to-date operating income in 2010 as compared to the same period in 2009.

Adhesives: The net revenue growth experienced in both the third quarter and first nine months of 2010 can be attributed to improved economic conditions as well as increases in market share. The gross profit margin decreased in the third quarter due to the significant increase in raw material costs. Supply shortages were the primary cause of the raw material cost increases. SG&A expenses increased from last year however at a slower pace than the growth in net revenue. The lower gross profit margin was the key factor in the nearly 50 percent decline in operating income in the third quarter of 2010 as compared to last year. The nine month year-to-date operating income increased by 13.9 percent over the first nine months of 2009 as the first half results were strong enough to offset the negative effects of the third quarter.

Paints: The net revenue increase experienced in the third quarter of 2010 was the first quarter of 2010 to show positive year-over-year growth. A key component in the third quarter growth was the sales results in Honduras, which experienced political instability in the second half of 2009. The gross profit margin increased over last year for both the third quarter and first nine months due to the favorable mix of sales as well as the impact from selling price increases. The improved margin in 2010 was the driver of improved operating income for both the third quarter and first nine months of 2010 as compared to the same periods in 2009.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
	August 28,	August 29,	2010 vs	August 28,	August 29,	2010 vs
($ in millions)	2010	2009	2009	2010	2009	2009
Net Revenue	$41.0	$32.2	27.2%	$111.5	$85.2	30.9%
Operating Income	$0.7	$2.1	(66.4%)	$4.2	$1.5	179.0%
Segment profit margin %	1.7%	6.6%		3.8%	1.8%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended August 28, 2010 vs	39 Weeks Ended August 28, 2010 vs
	August 29, 2009	August 29, 2009
Pricing/Sales Volume	7.6%	12.8%
Currency	3.9%	12.2%
Acquisition/Divesture	15.7%	5.9%

Total	27.2%	30.9%

Total Asia Pacific: The Revertex Finewaters acquisition in Malaysia added $5.1 million to the third quarter net revenue. Organic growth was 7.6 percent in the third quarter as compared to last year as economic expansion continues throughout the region. The Asia Pacific operating segment faced the same raw material price and supply pressures as the other regions and also had a reduced gross profit margin as compared to last year. SG&A expenses increased significantly over 2009 in both the third quarter and first nine months of 2010 as we continue to invest for growth in this operating segment. The acquisition also accounted for a significant increase in SG&A expenses. The reduced gross profit generation combined with the increases in SG&A expenses led to the reduction in operating income in the third quarter of 2010 as compared to the third quarter of 2009.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 28, 2010 were $140.7 million as compared to $100.2 million as of November 28, 2009 and $180.1 million as of August 29, 2009. Total long and short-term debt was $299.4 million as of August 28, 2010, $214.0 million as of November 28, 2009 and $243.9 million as of August 29, 2009. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 33.3 percent as of August 28, 2010 as compared to 26.5 percent as of November 28, 2009 and 27.4 percent as of August 29, 2009. The higher ratio as of August 28, 2010 compared to November 28, 2009 and August 29, 2009 was due primarily to the $150.0 million of new long-term debt from our November 13, 2009 note purchase agreement, which was funded in the first quarter of 2010.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 28, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Debt Instrument	Covenant	Measurement	Result as of August 28, 2010
Revolving Credit Facility & Term Loan	TTM EBITDA / TTM Interest Expense	Not less than 2.5	17.9
Revolving Credit Facility & Term Loan	Total Indebtedness / TTM EBITDA	Not greater than 3.5	1.8
2010 Private Placement	TTM EBITDA / TTM Interest Expense	Not less than 2.5	16.9
2010 Private Placement	Total Indebtedness / TTM EBITDA	Not greater than 3.5	1.9
1998 Private Placement	Total Debt / Total Capital	Not greater than 70%	33.3%
1998 Private Placement	Total Equity	Not less than $200.0	$599.5

•	TTM = Trailing 12 months

•

For the revolving credit facility and term loan, EBITDA is defined as income from continuing operations plus goodwill and other impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

•	For the 2010 private placement, EBITDA is defined as income from continuing operations plus interest expense plus income tax expense plus depreciation and amortization expense.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2010. Included in these obligations is the following scheduled debt payment:

•	$5.6 million payment on term loan, due September 30, 2010, is expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	August 28, 2010	August 29, 2009
Net working capital as a percentage of annualized net revenue[1]	17.6%	16.4%
Accounts receivable DSO[2]	55 Days	54 Days
Inventory days on hand[3]	57 Days	49 Days
Free cash flow[4]	($7.4) million	$92.3 million
Total debt to total capital ratio[5]	33.3%	27.4%

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at August 28, 2010 and November 28, 2009 were both 7.7 percent.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months
	as of August 28, 2010
	ROGI	ROGI
	(Management	(GAAP-based
($ in millions)	calculation)	calculation)
Gross profit[1]	$403.4	$401.6
Selling, general and administrative expenses[2]	(291.3)	(292.1)

Operating income	112.1	109.5
Taxes[3]	(32.5)	(33.2)
Depreciation and amortization	44.1	44.1
Maintenance capital expenditures[4]	(16.4)	(32.1)

Gross cash flow	$107.3	$88.3
Gross investment	$1,401.9	$1,401.9
Return on gross investment	7.7%	6.3%

[1]	The ROGI (management calculation) gross profit excludes exit costs and asset impairment charges of $1.8 associated with exiting the polysulfide insulating glass product line in Europe.
[2]	The ROGI (management calculation) selling, general and administrative expenses excludes exit costs of $0.8 associated with exiting the polysulfide insulating glass product line in Europe.
[3]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any discrete items.
[4]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	39 Weeks Ended
	August 28,	August 29,
($ in millions)	2010	2009
Net cash provided by operating activities	$27.2	$117.3

Net income attributable to H.B. Fuller plus depreciation and amortization expense totaled $79.6 million in the first nine months of 2010 as compared to $92.5 million in the first nine months of 2009. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $33.7 million in the first nine months of 2010 as compared to a source of cash of $20.6 million in the first nine months of 2009. The overriding factor in the decrease in cash flow from operations in 2010 as compared to 2009 was that in 2009 as sales volumes and business activity were decreasing, the balances such as accounts receivable and inventory were being liquidated, resulting in positive cash flow. In 2010, investments in working capital are increasing in response to the significant growth in net revenue.

The table below shows the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
	August 28,	August 29,
($ in millions)	2010	2009
Trade receivables, net	$(9.3)	$25.5
Inventory	(34.1)	38.1
Trade payables	9.7	(43.0)

Total cash flow impact	$(33.7)	$20.6

•

Trade Receivables, net – The increase in sales activity in the first nine months of 2010 was the primary reason for the use of cash of $9.3 million compared to a source of cash of $25.5 million in 2009, when sales activity was lower. The DSO was 55 days at August 28, 2010 and 54 days at August 29, 2009. The one day increase in DSO was driven by increases in North America, Latin America and Asia Pacific operating segments.

•

Inventory – The increase in inventory in 2010 is directly related to the increase in sales volume and the purchases of inventory based on availability instead of forecasted usage. In the first three quarters of 2009 inventories were held at lower levels due to the lower sales levels and the uncertain economic environment. In 2010 certain raw materials have been in short supply so purchases have been made based on availability instead of forecasted usage. This resulted in some balances being higher than normal as of August 28, 2010. Inventory days on hand were 57 days as of August 28, 2010 as compared to 49 days as of August 29, 2009. All four operating segments reported higher days on hand at the end of the third quarter of 2010 as compared to the end of the third quarter of 2009.

•

Trade Payables – The large use of cash in the first nine months of 2009 was primarily due to economic uncertainty in the first quarter of 2009 that resulted in the year-end 2008 payables balances being paid down without a corresponding increase in purchasing activity during the first three quarters of 2009. The increase in the payables balance during 2010 was due to the overall increase in business activity and the purchasing of inventory based on availability instead of forecasted usage.

Cash Flows from Investing Activities:

	39 Weeks Ended
	August 28,	August 29,
($ in millions)	2010	2009
Net cash used in investing activities	$(48.3)	$(19.2)

Purchases of property, plant and equipment were $24.4 million in the first three quarters of 2010 as compared to $15.2 million for the same period of 2009. The construction of the new manufacturing plant in Nanjing, China accounted for $5.5 million of the increased spending in 2010 as compared to last year. During the third quarter of 2010, we purchased the outstanding shares of Revertex Finewaters for $26.8 million, net of cash acquired. During the second quarter of 2009, we purchased the outstanding shares of Nordic Adhesive Technology for $4.2 million. Proceeds from sales of property, plant and equipment were $2.9 million and $0.2 million for the first nine months of 2010 and 2009, respectively. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies, with the possible exception of damage caused by the September 10, 2010 fire in our Portugal manufacturing facility. At this time, we do not have an accurate estimate of the costs that may arise from this event. See Note 15 for additional information.

Cash Flows from Financing Activities:

	39 Weeks Ended
	August 28,	August 29,
($ in millions)	2010	2009
Net cash provided by (used in) financing activities	$72.5	$(6.2)

Proceeds of long-term debt were $339.0 million in the first nine months of 2010 compared to $266.0 million for the first nine months of 2009. Included in the 2010 proceeds of long-term debt is our November 13, 2009 note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. The note purchase agreement was funded in the first quarter of 2010. Repayments of long-term debt were $275.0 million in the first nine months of 2010 compared to $263.0 million for the same period of 2009. Net proceeds from notes payable was $17.1 million for the first nine months of 2010 compared to $0.3 million for the first nine months of 2009. The 2010 increase in net proceeds from notes payable was primarily due to the financing of the new Nanjing China plant and the financing of working capital. Cash dividends paid on common stock were $10.2 million and $9.8 million in the first nine months of 2010 and 2009, respectively.

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

Market Risk: We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and cost of raw materials.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 28, 2010 would be approximately $2.2 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States for the first nine months of 2010. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colones, Chinese renminbi and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2010, and foreign currency balance sheet positions as of August 28, 2010, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.1 million or $0.04 per diluted share.

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

For the nine months ended August 28, 2010, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of August 28, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 28, 2010, $1.0 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of August 28, 2010, we had reserved $2.4 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other PRP.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we expect to contribute up to $4.1 million towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers have committed to pay $2.0 million based on a probable liability of $4.1 million. Given that the remaining settlement payouts are expected to occur over a period of years and that the accrual is based on the maximum number of cases to be settled, we applied a present value approach and have accrued $2.5 million and recorded a receivable of $1.3 million, due from insurers, as of August 28, 2010.

In addition to the group settlement described above, a summary of the number, settlement amounts and insurance amounts for asbestos-related lawsuits and claims follows:

	39 Weeks Ended	39 Weeks Ended
($ in millions)	August 28, 2010	August 29, 2009
Lawsuits and claims settled	3	2
Settlement amounts	$0.4	$0.1
Insurance payments received or expected to be received	$0.4	$0.0

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of August 28, 2010, our probable liabilities and insurance recoveries related to asbestos claims, inclusive of the amounts related to the group settlement described above, were $2.7 million and $1.4 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1B.	Unresolved Staff Comments

None.

Item 6.	Exhibits

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 30, 2010	/S/ JAMES R. GIERTZ
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – Michele Volpi

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – Michele Volpi

32.2	Form of 906 Certification – James R. Giertz

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document