Form 10-K
period 2010-11-27
FULLER H B CO
filed 2011-01-20
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions the of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 29, 2010 was approximately $1,035,492,579 (based on the closing price of such stock as quoted on the New York Stock Exchange of $21.33 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,153,057 as of January 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement of the Annual Meeting of Shareholders to be held on April 14, 2011.

H.B. FULLER COMPANY

2010 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants, paints and other specialty chemical products. Sales operations span 39 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. As a percent of total net revenue, adhesives revenue was 84 percent, 82 percent, and 81 percent for 2010, 2009 and 2008, respectively. Customers use our adhesives products in manufacturing common consumer goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear and footwear. We also provide adhesives for a variety of industrial applications such as water filtration products and multi-wall bags. Through leveraging strong relationships with our customers, our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. We have established a variety of product offerings for residential construction markets such as tile-setting adhesives, grout, sealants and related products. These products are sold primarily in North America and represent approximately 9 percent, 10 percent and 11 percent of our total revenue for 2010, 2009 and 2008, respectively. Liquid paint and related products are manufactured and sold in Central America, representing approximately 7 percent of our total revenue in 2010 and 8 percent in both 2009 and 2008.

Our business is reported in four regional operating segments: North America, EIMEA (Europe, India, Middle East and Africa), Latin America and Asia Pacific. The North America segment accounted for 42 percent of 2010 net revenue. EIMEA, Latin America and Asia Pacific accounted for 30 percent, 17 percent and 11 percent, respectively.

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

The North America operating segment key business components are adhesives, about 78 percent of the segment’s annual revenue, and construction products. Adhesives includes a full range of specialty adhesives such as thermoplastic, thermoset, water-based and solvent-based products. Sales are primarily made through a direct sales force with a smaller portion of sales through distributors. Construction products include products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.) and HVAC and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.). Construction product sales are made through a direct sales force, distributors and retailers.

The EIMEA operating segment is comprised of an adhesives component with the same range of products as North America. EIMEA adhesives sales are made through both a direct sales force and distributors.

The Latin America operating segment includes adhesives and liquid paints business components. The adhesives component is similar to that of North America and sales are made primarily through a direct sales force. The paints component has a leading market position, in Central America, under the Glidden® and Protecto® brands. Paint sales are primarily made through distributors and our network of retail stores located throughout Central America selling paint for residential and commercial applications (architectural, marine, highway safety, etc.).

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

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our four regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region and the respective regions do not import significant amounts of product from other regions. At the end of 2010, we had sales offices and manufacturing plants in 19 countries outside the United States and satellite sales offices in another 17 countries.

We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in countries that are subject to U.S. economic sanctions such as Cuba, Iran, North Korea, Sudan and Syria, whether through subsidiaries, joint ventures or other direct or indirect arrangements, nor do we have any assets, employees or operations in these countries.

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

Backlog

No significant backlog of unfilled orders existed at November 27, 2010 or November 28, 2009.

Raw Materials

We use several principal raw materials in our manufacturing processes, including tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials.

The majority of our raw materials are petroleum/natural gas based derivatives. Under normal conditions, raw materials are available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials; however, supply and demand balances also can have a significant impact.

During 2010 our raw material base was negatively impacted by increased demand, coupled with plant shutdowns and idled capacity of our suppliers. We expect that over an extended period of time this will correct itself to reflect global demand.

Patents, Trademarks and Licenses

Much of the technology we use in our manufacturing processes is available in the public domain. For technology not available in the public domain, we rely on trade secrets and patents when appropriate to protect our competitive position. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents.

We enter into agreements with many employees to protect rights to technology and intellectual property. Confidentiality commitments also are routinely obtained from customers, suppliers and others to safeguard proprietary information.

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Advantra®, Adalis®, Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIM™, Rakoll® and Tile-Perfect® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We also license the Glidden® trademark for use in our Latin America paints business.

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

Through designing and developing new polymers and new formulations, we will continue to grow in our current markets. We also develop new applications for existing products and technologies, and improve manufacturing processes to enhance productivity and product quality. Research and development efforts are closely aligned to customer needs, but we do not engage in customer sponsored activities. We foster open innovation and seek supplier-driven new technology and use relationships with academic and other institutions to enhance our capabilities.

Research and development expenses were $19.3 million, $17.0 million and $16.5 million in 2010, 2009 and 2008, respectively. Research and development costs are included in selling, general and administrative expenses.

Environmental, Health and Safety

We comply with applicable regulations relating to environmental protection and workers’ safety. This includes regular review of and upgrades to environmental policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $6.6 million, including approximately $1.1 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our North America and EIMEA operating segment revenues have historically been lower in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities. There are also many international holidays in our first quarter, reducing the available shipping days.

Employees

Approximately 3,300 individuals were employed on November 27, 2010, of which approximately 1,100 were in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 15, 2011. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
James J. Owens	46	President and Chief Executive Officer Senior Vice President, Americas Senior Vice President, North America	November 2010-Present January 2010-November 2010 September 2008-January 2010
		Senior Vice President, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	April 2008-August 2008
		Corporate Vice President and General Manager, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)	December 2004-April 2008

James R. Giertz	53	Senior Vice President, Chief Financial Officer	March 2008-Present
		Senior Managing Director, Chief Financial Officer, GMAC ResCap (real estate finance company)	2006-2007
		Senior Vice President, Commercial & Industrial Products, Donaldson Company, Inc. (global provider of filtration equipment and replacement parts)	2000-2006

Kevin M. Gilligan	44	Vice President, Asia Pacific	March 2007-Present
		Group Vice President, General Manager, H.B. Fuller Window	December 2004-March 2007

Timothy J. Keenan	53	Vice President, General Counsel and Corporate Secretary	December 2006-Present
		General Counsel and Corporate Secretary	December 2005-December 2006

Steven Kenny	49	Senior Vice President, EIMEA	October 2009-Present
		President, Specialty Packaging Division, Pregis Corporation (international manufacturer, marketer, and supplier of protective packaging products and specialty packaging solutions)	August 2008-September 2009

Corporate Vice President and General Manager, Europe, Middle East and Africa, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)

			2005-2008

James C. McCreary, Jr.	54	Vice President, Corporate Controller	February 2008-Present
		Interim Chief Financial Officer, Vice President and Corporate Controller	February 2007-February 2008
		Vice President, Corporate Controller	November 2000-February 2007

Name	Age	Positions	Period Served
Ann B. Parriott	52	Vice President, Human Resources	January 2006-Present
		Vice President (Human Resources), Applied Global Services, Applied Materials (supplier of manufacturing systems and related services to the global semiconductor industry)	2004-2005

Barry S. Snyder	48	Vice President, Chief Technology Officer	October 2008-Present
		Global Technology Director, Celanese Corporation (global manufacturer of chemicals for consumer and industrial applications)	2007-October 2008
		Global Research Director/Adhesives and Sealants, Rohm and Haas Company (global manufacturer of specialty chemicals)	2004-2006

The Board of Directors elects the executive officers annually.

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

Adverse conditions in the global economy could negatively impact our customers and therefore our financial results.

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

Approximately 59 percent, or $800 million, of net revenue was generated outside the United States in 2010. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

We experience substantial competition in each of the operating segments and geographic areas in which we operate.

Our wide variety of products are sold in numerous markets, each of which is highly competitive. Our competitive position in markets is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multi-national companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While we have an extensive customer base, loss of certain top customers could adversely affect our financial condition and results of operations until such business is replaced, and no assurances can be made that we would be able to regain or replace any lost customers.

Failure to develop new products and protect our intellectual property could negatively impact our future performance and growth.

Ongoing innovation and product development are important factors in our competitiveness. Failure to create new products and generate new ideas could negatively impact our ability to grow and deliver strong financial results. We continually apply for and obtain U.S. and foreign patents to protect the results of our research for use in our operations and licensing. We are party to a substantial number of patent licenses and other technology agreements. We rely on patents, confidentiality agreements and internal security measures to protect our intellectual property. Failure to protect this intellectual property could negatively affect our future performance and growth.

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

Our operations from time to time are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could be adverse and material in amount. See Item 3. Legal Proceedings for a discussion of current litigation.

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

Unexpected events, including natural disasters and severe weather events, fires or explosions at our facilities or those of our suppliers, acts of war or terrorism, supply disruptions or breaches of security of our information technology systems could increase the cost of doing business or otherwise harm our operations, our customers and our suppliers. Such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and deliver products to our customers.

The inability to attract and retain qualified personnel could adversely impact our business.

Sustaining and growing our business depends on the recruitment, development and retention of qualified employees. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 16 plants located throughout the United States and at 19 plants located in 18 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 27, 2010 (each of the listed properties is owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft	Region	Manufacturing Sq Ft
North America		Asia Pacific
California - Roseville	82,202	Australia - Dandenong South, VIC	71,280
Florida - Gainesville	6,800	Republic of China - Huangpu Guangzhou¹	68,380
Georgia - Covington	73,500	- Nanjing	8,611
- Dalton	72,000	Malaysia - Selongor	52,640
- Tucker	69,000	Philippines - Laguna	10,759

Illinois - Aurora	149,000	Asia Pacific Total	211,670

- Palatine	55,000
Kentucky - Paducah	252,500	EIMEA
Michigan - Grand Rapids	65,689	Austria - Wels¹	66,500
Minnesota - Fridley	15,850	Egypt - 6th of October City	8,525
- Vadnais Heights	53,145	Germany - Lueneburg	64,249
New Jersey - Edison	9,780	- Nienburg	139,248
Ohio - Blue Ash	102,000	Italy - Borgolavezzaro, (No)	24,219
Texas - Houston	11,000	Portugal - Mindelo	90,193
- Mesquite	25,000	United Kingdom - Dukinfield	17,465

Washington - Vancouver	35,768	EIMEA Total	410,399

Total U.S.	1,078,234
		Latin America
		Argentina - Buenos Aires	10,367
		Brazil - Sorocaba, SP²	7,535
		Chile - Maipu, Santiago	64,099
Canada - Boucherville, QC²	36,500	Colombia - Itagui, Antioquia¹	7,800
		Costa Rica - Alajuela	4,993
		- Alto de Ochomogo Cartago	167,199
		Honduras - San Pedro Sula	23,346
		Republic of Panama - Tocumen Panama	30,588

North America Total	1,114,734	Latin America Total	315,927

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of November 27, 2010, $1.2 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of November 27, 2010, we had reserved $2.9 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not believe that these matters, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

Other Legal Proceedings.    From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available information, that the ultimate resolution of any pending matter, individually or in aggregate, including the asbestos litigation described in the following paragraphs, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to products containing asbestos, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers have been brought into the action to address issues related to the scope of their coverage. The lawsuit is in its early stages.

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. From the time of the settlement through the third quarter of 2010 we contributed $1.7 million toward settlements related to this agreement and insurers paid $0.9 million of that amount. Our best estimate for the settlement amounts yet to be paid related to this agreement is $0.8 million with insurers expected to pay $0.5 million of that amount. We no longer expect to pay the maximum amounts of the annual settlements, therefore our accrual is now recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended November 27, 2010	Year Ended November 28, 2009	Year Ended November 29, 2008
Lawsuits and claims settled	4	7	5
Settlements reached	$0.5	$0.8	$0.8
Insurance payments received or expected to be received	$0.4	$0.6	$0.6

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of November 27, 2010, our probable liabilities and insurance recoveries related to asbestos claims were $1.3 million and $0.9 million respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 4.	(Removed and Reserved)

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 7, 2011, there were 2,453 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2010		2009
	High	Low	High	Low	2010	2009
First quarter	$24.66	$19.25	$16.89	$11.03	$0.0680	$0.0660
Second quarter	24.56	19.85	18.94	9.70	0.0700	0.0680
Third quarter	22.94	18.47	21.50	16.47	0.0700	0.0680
Fourth quarter	21.67	18.77	23.06	18.61	0.0700	0.0680

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 3, 2005, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

	Fiscal Years
(Dollars in thousands, except per share amounts)	2010	2009	2008	2007[3]	20063 4
Net revenue	$1,356,161	$1,234,659	$1,391,554	$1,400,258	$1,386,108
Net income attributable to H.B. Fuller[1]	$70,877	$83,654	$18,889	$101,144	$72,701
Percent of net revenue	5.2	6.8	1.4	7.2	5.2
Total assets	$1,153,457	$1,100,445	$1,081,328	$1,364,602	$1,478,471
Long-term debt, excluding current installments	$200,978	$162,713	$204,000	$137,000	$224,000
Total H.B. Fuller stockholders’ equity	$631,934	$591,354	$535,611	$798,993	$777,792

Per Common Share:
Income from continuing operations before cumulative effect of accounting change:
Basic	$1.46	$1.73	$0.37	$1.69	$1.24
Diluted	$1.43	$1.70	$0.36	$1.66	$1.21
Dividends declared and paid	$0.2780	$0.2700	$0.2625	$0.2560	$0.2488
Book value[2]	$12.85	$12.15	$11.06	$13.91	$12.98
Number of employees	3,345	3,129	3,141	3,234	3,574

1	Prior year amounts have been adjusted for reclassifications associated with the adoption of SFAS 160. 2008 includes after tax charges of $54.3 million related to the write-off of goodwill in our construction products reporting unit and other impairment charges.

2	Book value is calculated by dividing total H.B. Fuller stockholders’ equity by the number of common stock shares outstanding as of our fiscal year end.

3	All amounts have been adjusted for removal of discontinued operations.

4	All amounts have been adjusted for: a) the July 2006 2-for-1 stock split and b) reclassifications associated with the adoption of SFAS 123R.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We are managed through four regional operating segments—North America, EIMEA (Europe, India, Middle East and Africa), Latin America and Asia Pacific.

Each of the four segments manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts and envelope markets. In addition, the North America segment provides construction products such as ceramic tile installation products and HVAC adhesives and sealants. The Latin America segment also manufactures and sells paints primarily in the Central American countries.

Total Company:    When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

•	Changes in the prices of commodities, such as crude oil and natural gas

•	Global supply and demand of raw materials

•	Economic growth rates, and

•	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area. In addition to the impact from commodity prices, the supply and demand of raw materials also have a significant impact on our costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials.

In 2010 we generated 41 percent of our net revenue in the U.S. and 30 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as construction products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2010, the currency fluctuations had a positive impact on net revenue of $2.2 million as compared to 2009.

Key financial results and transactions for 2010 included the following:

•	Net revenue increased 9.8 percent from 2009 primarily driven by the 7.4 percent increase in sales volume.

•	Gross profit margin decreased to 29.3 percent from 30.1 percent in 2009 mostly due to the increase in raw material costs.

•	Cash flow generated from operating activities was $74.1 million in 2010 as compared to $71.4 in 2009 and $43.3 million in 2008.

•	We issued $150.0 million of new long-term debt from our November 13, 2009 note purchase agreement, which was funded in the first quarter of 2010.

•	We recorded exit costs and impairment charges of $11.4 million ($8.4 million after tax) to exit our polysulfide-based insulating glass product line in Europe.

•	We completed the acquisition of the outstanding shares of Revertex Finewaters Sdn. Bhd. located near Kuala Lumpur, Malaysia on June 2, 2010 for approximately $26.8 million.

The global economic conditions showed modest improvement in the first half of 2010 and then slowed the second half of the year. Our total year organic sales growth increased 8.6 percent for 2010 compared to 2009. After the first six months of 2010, our organic sales growth was 13.0 percent compared to the same period of 2009. Our sales volume increased 7.4 percent in 2010 as compared to 2009, however the increase in raw material costs contributed to a decrease in both gross profit margin and operating income compared to 2009.

In 2010 our diluted earnings per share decreased to $1.43 per share from $1.70 per share in 2009. The most significant factors impacting 2010 results were the increase in raw material costs and the exit costs and impairment charges to exit our polysulfide-based insulating glass product line. The exit costs and impairment charges resulted in a pretax loss of $11.4 million. On an after-tax basis, this was a negative $8.4 million impact on net income and a negative $0.17 effect on earnings per share. In 2009 we settled a lawsuit with the former owners of the Roanoke Companies Group, a business we acquired in 2006. The settlement resulted in a pretax gain of $18.8 million which was $11.8 million after tax or $0.24 per share. In 2010 we continued to invest to make H.B. Fuller a stronger company. Investments made in 2010 included additional resources in our sales and technical organizations, strengthening our management team, completing the construction of a manufacturing facility in China, and the Revertex Finewaters acquisition in Malaysia.

2011 Outlook

For 2011, we expect to capitalize on the investments we have made and we expect net revenue to grow. Every five or six years we have a 53rd week in our fiscal year. 2011 will be a 53-week year for us which will contribute to our revenue growth. The coming quarters may prove to be difficult as raw materials remain in short supply and economic activity remains uncertain. We expect our cost of raw material to be higher in 2011 than 2010. Despite these expected cost increases, our gross margin should improve as past and planned pricing actions along with other cost management steps get in-line with raw material price escalation. We also expect operating expenses to be leveraged to further enhance our operating margin in 2011.

Our capital spending plans for 2011 are higher than in previous years reflecting our confidence in our business and the opportunities we see to improve the productivity of our business and our prospects for growth, especially in the emerging markets. We have borrowing capacity to support a significant level of merger and acquisition activity. Management continuously evaluates potential opportunities.

Our new CEO, Jim Owens, assumed his role on November 19, 2010. Mr. Owens joined the company in 2008. Prior to being named CEO, Mr. Owens was the Senior Vice President, Americas. In this role, he delivered two successive years of profit growth in our most profitable North American business, led the transformation of our Latin American businesses and has been instrumental in driving the growth agenda for the company worldwide. Mr. Owens has nearly 25 years of experience in the adhesives industry. We expect that Mr. Owens’ broad experience both with our company and in the adhesives industry will be a strong contributing factor to our success in achieving our operational and strategic initiatives in the coming year.

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

The discount rate assumption is determined using an actuarial tool that applies a yield curve approach which enables us to select a discount rate that reflects the characteristics of the plan. The tool identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. This is in contrast to using a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate for the U.S. pension plan was 5.49 percent at November 27, 2010, as compared to 5.72 percent at November 28, 2009 and 6.94 percent at November 29, 2008. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 27, 2010 would increase pension and other postretirement plan expense approximately $2.7 million (pretax) in fiscal 2011. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets in the portfolio based on our investment strategy. Our current investment strategy for the U.S. pension plan is to invest 60 percent of the portfolio in equities and 40 percent in fixed income securities. The investment mix of assets as of November 27, 2010 was 60 percent equities, 39 percent fixed income securities and 1 percent cash. The investment mix of assets as of November 27, 2010 for our non-U.S. pension plans was 47 percent equities and 53 percent fixed income securities.

Asset values declined significantly from the August 31 measurement date in 2008 into the second quarter of 2009 due to the deterioration of the credit markets before rebounding for the remainder of 2009. The combination of the reduced asset values and the higher pension obligations due to the lower discount rate resulted in our pension plans being significantly under-funded. Therefore, in the fourth quarter of 2009 we elected to contribute $75 million to the U.S. pension plan for the purpose of restoring the asset values up to the level of the projected benefit obligations and to reduce 2010 net periodic benefit cost. As of November 28, 2009 the U.S. pension plan assets were just 1.3 percent below the plan’s projected benefit obligations. As of November 28, 2009 the $75 million had not yet been allocated to the targeted investments; therefore, the investment mix of assets as of November 28, 2009 was 49.5 percent equities and 50.5 percent fixed income securities. Our investment strategy for the non-U.S. pension plans was also amended in 2009 to be more balanced between equities and fixed income securities. For reasons similar to the U.S. plan, we also contributed $50 million to the German plan in the fourth quarter of 2009.

The expected return on assets used in calculating the net periodic benefit cost for the U.S. pension plan was 7.90 percent for 2010, 8.75 percent for 2009 and 9.00 percent for 2008. For 2011, the rate will change to 8.00 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $ 1.7 million (pretax). Expected return on asset assumptions for non-U.S. plans is determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.19 percent for 2010, 4.18 percent for 2009 and 4.23 percent for 2008.

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

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates and future capital expenditures. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

In 2008 after our initial annual assessment, we determined that our goodwill was not impaired. In the fourth quarter of 2008 however, as economic conditions worsened and the capital markets became distressed, we determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of our construction products reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85.0 million ($52.8 million after tax). The $85.0 million pretax charge was an estimated amount as of November 29, 2008. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $0.8 million ($0.5 million after tax). The amount of goodwill assigned to the construction products reporting unit was $99.1 million prior to any impairment charges. After the final valuation and additional impairment charge, the amount of goodwill is $13.3 million.

In the fourth quarter of 2010, we conducted the required annual test of goodwill for impairment. There were no indications of impairment. Of the goodwill balance of $109.0 million as of November 27, 2010, $25.3 million resides in the North America adhesives reporting unit and $45.2 million resides in EIMEA. In both of these reporting units, the calculated fair value exceeded the carrying value of the net assets by a significant margin. The construction products reporting unit, which resides in the North America segment, had a goodwill balance of $13.3 million as of November 27, 2010. The calculated fair value of this reporting unit exceeded its carrying value by approximately 64 percent. The goodwill balance in the Asia Pacific segment of $20.1 million as of

November 27, 2010 included $12.3 million of goodwill from the recent Revertex Finewaters acquisition in Malaysia. The calculated fair value of this reporting unit exceeded its carrying value by approximately 41 percent.

The construction products reporting unit continues to be the reporting unit with the least amount of excess fair value over its carrying value. The residential construction market in the U.S. began to stabilize in 2010 and our construction products reporting unit had net revenue growth of 5.2 percent over 2009 mainly due to increased sales volume. The construction products reporting unit exceeded its revenue and earnings projections in 2010. The fair value for the construction products reporting unit exceeded its carrying value by approximately 64 percent. The projected cash flows used in the fair value calculation were based on continued growth in 2011. For years beyond 2011, the net revenue projections assume continued growth in 2012 through 2014 with a leveling off in the low-single digits for the remaining years. Operating earnings for the construction products reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses thereby providing better leverage in earnings in future years.

Although we believe the assumptions used to estimate the fair value of the construction products reporting unit are realistic, a slowdown of the U.S. residential construction industry could have an adverse impact on construction products’ future cash flows. If the reporting unit does not meet its revenue and cash flow projections for 2011, then the fair value could fall below the carrying value of the net assets. That would trigger a step 2 analysis and could lead to an impairment charge if the implied goodwill is calculated to be less than the $13.3 million goodwill balance.

In all other reporting units, the calculated fair value significantly exceeded the carrying value of the net assets.

See Note 6 to the Consolidated Financial Statements.

Recoverability of Long-Lived Assets:    The assessment of the recoverability of long-lived assets reflects our assumptions and estimates. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, currency exchange rates, tax rates and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed.

Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

During the second quarter of 2010, we decided to exit our polysulfide-based insulating glass product line in Europe. This product line was failing to meet return on gross investment targets. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $8.8 million to write-down the value of intangible assets and $0.6 million to write down property, plant and equipment.

Share-based Compensation:    We have granted stock options, restricted stock and deferred compensation awards to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after December 3, 2005 and prior to but not yet vested as of December 3, 2005, in accordance with accounting standards. Under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) 505 and 718, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period).

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

Product, Environmental and Other Litigation Liabilities:    As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Reserves for loss contingencies associated with these matters are established when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability has been incurred but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued and a receivable is recorded for any probable estimated insurance recoveries. As of November 27, 2010, we have accrued $1.3 million for potential liabilities and $0.9 million for potential insurance recoveries related to asbestos litigation. We have also recorded $2.9 million for environmental investigation and remediation liabilities, including $1.2 million for environmental remediation and monitoring activities at our Sorocaba, Brazil facility as of November 27, 2010. A complete discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact our results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. At November 27, 2010, the valuation allowance to reduce deferred tax assets totaled $3.5 million. See Note 8 to the Consolidated Financial Statements for further information on income tax accounting.

Results of Operations

Net revenue:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Net revenue	$1,356.2	$1,234.7	$1,391.6	9.8%	(11.3)%

Net revenue in 2010 of $1,356.2 increased $121.5 million or 9.8 percent from 2009 net revenue of $1,234.7 million. The 2009 net revenue was $156.9 million or 11.3 percent below the net revenue of $1,391.6 million in 2008. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The following table shows the net revenue variance analysis for the past two years:

	2010 vs 2009	2009 vs 2008
Product pricing	1.1%	3.3%
Sales volume	7.4%	(11.7)%
Currency	0.2%	(3.6)%
Acquisitions	1.1%	0.7%

	9.8%	(11.3)%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, increased 8.5 percent (positive 7.4 percent from sales volume and 1.1 percent from selling prices) in 2010 as compared to 2009. All of our operating segments had positive organic sales growth in 2010 compared to 2009. The organic sales growth was driven by double-digit growth in both the EIMEA operating segment and the Latin America Adhesives component and nearly double-digit growth in the Asia Pacific operating segment. North America adhesives and construction products both had over 5.0 percent organic sales growth compared to last year. The net revenue variances from acquisitions were due to the Revertex Finewaters acquisition in the third quarter of 2010 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Comparing 2009 to 2008, organic sales growth was a negative 8.4 percent (negative 11.7 percent from sales volume and positive 3.3 percent from selling prices). The sales volume declines were directly related to the continuation of the slow global economy. The volume trend in terms of year-over-year comparisons improved in the second half of 2009, partially due to the weaker second half of 2008. The negative currency effects resulted from the stronger U.S. dollar as compared to most major foreign currencies, such as the Euro, Australian dollar and Canadian dollar, as compared to 2008. The net revenue variances from acquisitions were due to the Egymelt acquisition in the fourth quarter of 2008 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of sales:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Cost of sales	$959.0	$863.4	$1,027.1	11.1%	(15.9)%
Percent of net revenue	70.7%	69.9%	73.8%

The cost of sales increased 11.1 percent in 2010 compared to 2009. The increase was driven primarily by the 7.4 percent increase in sales volume in 2010 and the increases in raw material costs due to supply shortages. Each of our four operating segments was impacted by the supply shortages. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and increased demand in adjacent industries. The 2010 cost of sales included $1.8 million of charges in the second quarter related to the exit of the window polysulfide-based product line in the EIMEA operating segment.

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

Gross profit:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Gross profit	$397.2	$371.3	$364.5	7.0%	1.9%
Percent of net revenue	29.3%	30.1%	26.2%

The lower gross profit margin for 2010 as compared to 2009 was primarily driven by the higher raw material costs which more than offset the benefits from increased sales volume and product pricing.

The higher gross profit margin for 2009 as compared to 2008 was driven primarily by the combination of lower raw material costs, product line reformulations and management of our selling prices. Average selling prices increased 3.3 percent for 2009 as compared to 2008.

Selling, general and administrative (SG&A) expenses:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
SG&A	$292.8	$264.1	$254.9	10.9%	3.6%
Percent of net revenue	21.6%	21.4%	18.3%

SG&A expenses increased $28.7 million or 10.9 percent in 2010 compared to 2009. The increased expense compared to last year was primarily due to investments made in the sales and technical organizations to support future growth and the costs added from the Nordic and Revertex Finewaters acquisitions. In 2010, we recorded $2.5 million for the severance agreement (net of the expense reversal of forfeited equity compensation awards) for our former CEO. As a percent of net revenue, SG&A expense was 21.6 percent in 2010 and 21.4 percent in 2009.

SG&A expenses increased $9.2 million in 2009 compared to 2008. The expenses increased compared to the previous year due primarily to investments made in the sales and technical organizations to support future growth, the costs added from the Egymelt and Nordic acquisitions and increases in management incentive compensation. As a percent of net revenue, the SG&A expenses were 21.4 percent in 2009 and 18.3 percent in 2008. A primary reason for the 2009 increase in the percent of net revenue is that SG&A expenses are generally fixed in nature over the short term and therefore do not fluctuate as rapidly as the net revenue figures.

Asset impairment charges:

($ in millions)	2010	2009	2008
Asset impairment charges	$8.8	$0.8	$87.4

In 2010 we exited our polysulfide-based insulating glass product line in Europe. This was a commodity product line that was failing to meet return on gross investment targets. Exiting this product line improves the profitability profile of our EIMEA operating segment. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $8.8 million to write-down the value of intangible assets.

In the fourth quarter of 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the construction products reporting unit. This amount was considered an estimate as of November 29, 2008 with final valuation work to be completed in the first quarter of 2009. The additional charge of $0.8 million in the first quarter of 2009 was the result of the final valuation work. The asset impairment charges in 2008 also included $2.4 million related to two cost method investments.

Other income (expense), net:

($ in millions)	2010	2009	2008
Other income (expense), net	$2.6	$16.0	$2.7

Interest income was $0.6 million in 2010 compared to $1.1 million in 2009 and $6.2 million in 2008. Lower interest rates and lower average cash balances both contributed to the reduced interest income in 2010 as compared to 2009 and 2008. The $18.8 million gain from the Roanoke litigation settlement was recorded as other income in 2009. Currency transaction and remeasurement losses were $0.1 million, $3.6 million and $2.0 million in 2010, 2009 and 2008, respectively. Fluctuations in currency exchange rates during 2009 combined with changes in foreign currency exposures were the main reasons for the higher losses in 2009 as compared to 2010. Gain on disposal of fixed assets were $1.6 million, $0.4 million and $0.1 million in 2010, 2009 and 2008, respectively.

Interest expense:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Interest expense	$10.4	$7.7	$14.7	34.7%	(47.5)%

The year-over-year increase in the interest expense was due to both the higher average debt levels in 2010 as compared to 2009 as well as higher interest rates on the current mix of debt. The decrease in 2009 compared to 2008 was due to lower average debt balance and lower interest rates in 2009.

Income taxes:

($ in millions)	2010	2009	2008
Income taxes	$25.3	$36.7	$(5.7)
Effective tax rate	28.9%	32.0%	(55.8)%

Income tax expense in 2010 of $25.3 million included $2.9 million of discrete tax benefits in both the U.S. and foreign jurisdictions and $3.0 million of tax benefit related to the $11.4 million of charges associated with the polysulfide-based insulating glass product line exit. Excluding these two items, the overall effective tax rate decreased by 1.4 percentage points in 2010 as compared to the 2009 rate without discrete tax benefits and the tax impact of the Roanoke litigation settlement.

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

Income from equity method investments:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Income from equity method investments	$8.0	$5.8	$2.8	38.2%	104.8%

The income from equity investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The results reflect the higher net income recorded by the joint venture in 2010 compared to 2009 and 2008 due mainly to stronger gross profit margins.

Net (income) loss attributable to non-controlling interests:

($ in millions)	2010	2009	2008
Net (income) loss attributable to non-controlling interests	$0.5	$—	$0.2

Net (income) loss attributable to non-controlling interests relates to the 20 percent holding that Sekisui Chemical has in our China entities. The increases and decreases result from the changes in the net income of the China entities.

Net income attributable to H.B. Fuller:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Net income attributable to H.B. Fuller	$70.9	$83.7	$18.9	(15.3)%	342.9%
Percent of net revenue	5.2%	6.8%	1.4%

The 2010 net income attributable to H.B. Fuller of $70.9 million included $8.4 million ($0.17 per diluted share) of after-tax charges related to exiting the polysulfide insulating glass product line in Europe. The $83.7 million reported for 2009 included an $11.8 million ($0.24 per diluted share) after-tax gain related to the litigation settlement with the Roanoke Companies Group. The net income attributable to H.B. Fuller, excluding these transactions, was $79.3 million for 2010 and $71.9 million for 2009. The adjusted earnings per share on a diluted basis was $1.60 per share for 2010 and $1.46 per share for 2009.

The 2008 net income attributable to H.B. Fuller included after-tax asset impairment charges of $54.3 million ($1.05 per diluted share). The adjusted net income attributable to H.B. Fuller for 2009 of $71.9 million as shown above was $1.3 million below the 2008 figure of $73.2 million, which excludes the asset impairment charges. The negative effects of lower net revenue in 2009 as compared to 2008 were offset by the positive effects of the improved gross profit margin in 2009.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EIMEA, Latin America and Asia Pacific. Region Vice Presidents report directly to the Chief Executive Officer and are accountable for the financial results of their entire region. See Note 14 of this report for changes made in the first quarter of 2010 related to the reporting units within the operating segments.

The tables below set forth certain information regarding the net revenue and operating income of each of our operating segments. Operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	2010		2009		2008
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America	$567.2	42%	$532.8	43%	$598.7	43%
EIMEA	404.8	30%	365.3	29%	433.1	31%
Latin America	229.3	17%	216.8	18%	229.5	17%
Asia Pacific	154.9	11%	119.8	10%	130.3	9%

Total	$1,356.2	100%	$1,234.7	100%	$1,391.6	100%

Operating Income by Segment:

	2010		2009		2008
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America	$73.0	70%	$70.1	65%	$58.4	53%
EIMEA	14.0	13%	22.9	22%	35.7	33%
Latin America	11.3	11%	9.7	9%	7.8	7%
Asia Pacific	6.0	6%	4.4	4%	7.7	7%

Total	$104.3	100%	$107.1	100%	$109.6	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2010	2009	2008
Operating income	$104.3	$107.1	$109.6
Asset impairment charges	(8.8)	(0.8)	(87.4)
Other income, net	2.6	16.0	2.7
Interest expense	(10.4)	(7.7)	(14.7)

Income before income taxes and income from equity method investments	$87.7	$114.6	$10.2

North America

The following table shows the net revenue generated from the key components of the North America operating segment.

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Adhesives	$445.0	$416.7	$451.7	6.8%	(7.7)%
Construction Products	122.2	116.1	147.0	5.2%	(21.0)%

Total	$567.2	$532.8	$598.7	6.4%	(11.0)%

The following tables provide details of North America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2010 vs 2009			2009 vs 2008
		Construction			Construction
	Adhesives	Products	Total	Adhesives	Products	Total
Pricing/Sales Volume	5.9%	5.2%	5.7%	(6.8)%	(21.0)%	(10.3)%
Currency	0.9%	—	0.7%	(0.9)%	—	(0.7)%

Total	6.8%	5.2%	6.4%	(7.7)%	(21.0)%	(11.0)%

The following table reflects the operating income by component of the North America operating segment.

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Adhesives	$70.4	$69.2	$56.0	1.7%	23.7%
Construction Products	2.6	0.9	2.4	183.7%	(60.6)%

Total	$73.0	$70.1	$58.4	4.1%	20.2%

Segment profit margin %	12.9%	13.2%	9.7%

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

Total North America:    Net revenue increased 6.4 percent in 2010 as compared to 2009. Economic conditions in North America were beginning to shows signs of improvement in early 2010, however recovery slowed in the second half of the year. Additionally, raw material shortages caused adverse negative impact on our gross profit in the second half of 2010. Sales volume increased 4.7 percent and average selling prices were up 1.0 percent over 2009. Sales volume increases were the result of the stabilizing economy and new business. The increase in average selling prices resulted from pricing actions taken in response to the escalation in raw material costs in the Adhesives business. Gross profit margins decreased slightly in 2010 due to the increasing raw material costs. Despite the decrease in gross profit margins, operating income increased 4.1 percent over 2009 mainly due to the increase in sales volume. As a percent of net revenue, the operating income was 12.9 percent in 2010 and 13.2 percent in 2009.

The continued slowdown in the U.S. economy was the primary driver for net revenue declining 11.0 percent in 2009 as compared to 2008. The economic slowdown impacted all markets with the construction-related markets still being hit the hardest. Sales volume decreased 14.9 percent while average selling prices were 4.6 percent above last year. The increase in average selling prices resulted from pricing actions taken in the second half of 2008 in response to the escalation in raw material costs. Gross profit margins increased in 2009 in response to decreasing raw material costs. The improvement in the 2009 gross profit margin was the primary reason for operating income increasing more than 20 percent over 2008. As a percent of net revenue, the operating income was 13.2 percent in 2009 and 9.7 percent in 2008.

Adhesives:    Sales volumes increased 4.5 percent in the Adhesives component and average selling prices increased 1.4 percent over 2009. The Adhesives sales volume increased as a result of a stronger economy in 2010 compared to a recession-burdened 2009 and also due to a full year’s impact of new business won late in 2009. The average selling prices increased as a result of pricing actions taken during 2010. The impact of the increases in sales volume and average selling prices was a 6.8 percent increase in net revenue in 2010 as compared to 2009. Raw material shortages and corresponding price hikes impacted the North America Adhesives component throughout 2010 and especially during the second half of the year. These increasing raw material costs caused a decline in gross profit margins in 2010 as compared to 2009 despite the sales volume growth. SG&A expense as a percent of net revenue was relatively flat year over year which contributed to the 1.7 percent increase in operating income in 2010 as compared to 2009.

Net revenue in the Adhesives component declined 7.7 percent in 2009 as compared to 2008. Increases in average selling prices of 5.3 percent as compared to 2008 partially offset the 12.1 percent decrease in sales volume. The adhesives sales volumes were down across most major product lines and industries as a result of the slow U.S. economy. In 2009, $4.6 million in charges were recorded in cost of sales related to the realignment of production capacity in response to the reduced sales volume. Decreases in raw material prices combined with effective selling price management resulted in an improved gross profit margin in 2009 as compared to 2008. SG&A expenses increased in 2009 as key management vacancies were filled, investments were made in sales and marketing and variable compensation expense increased as the financial performance improved. Overall, the gross profit margin improvement was the key driver in operating income increasing 23.7 percent in 2009 as compared to 2008.

Construction Products:    The residential construction market in the U.S. began to stabilize in the first half of 2010 then moderating conditions during the second half of the year slowed sales momentum. The stabilizing economy compared to very sluggish market conditions during 2009 benefited 2010 results. Net revenue increased 5.2 percent in 2010 compared to 2009. The increase in sales volume of 5.5 percent was slightly offset by a 0.3 percent decrease in average selling prices. Sales volume growth is attributed to both the stabilizing economy and new business, especially in our retail products. Gross profit margins were flat in 2010 compared to 2009 as the Construction Products component was not significantly impacted by raw materials shortages. In addition, reformulations and other efforts dampened the impact of raw material price increases. The increase in sales volume contributed to operating income increasing 183.7 percent in 2010 compared to 2009 as SG&A expenses were flat year over year.

The construction-related industries in the U.S continued to be sluggish in 2009, especially residential market conditions. Major customers in this component are wholesale ceramic tile and flooring distributors selling directly to contractors and also large retail outlets. These customers were directly impacted by the slowdown in the U.S. housing industry. U.S. housing starts continued to decline throughout 2009 to a point in which the annualized housing start figure reported in October 2009 was only 0.5 million, the lowest figure reported in at least 50 years. This was the primary factor in the construction products net revenue declining 21.0 percent in 2009 as compared to 2008. Decreases in raw material costs were the main reason for improvements in the gross profit margin in 2009 as compared to 2008. Manufacturing costs in 2009 decreased from 2008 as costs were managed downward in response to the lower sales volume. The strength of the gross profit margin was not enough to offset the decrease in sales volume as operating income decreased 60.6 percent compared to 2008.

EIMEA:

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Net Revenue	$404.8	$365.3	$433.1	10.8%	(15.7)%
Operating Income	$14.0	$22.9	$35.7	(39.1)%	(35.9)%
Segment profit margin%	3.4%	6.3%	8.2%

The following table provides details of the EIMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

	2010 vs 2009	2009 vs 2008
Pricing/Sales Volume	13.8%	(9.7)%
Currency	(3.9)%	(8.1)%
Acquisition/Divesture	.9%	2.1%

Total	10.8%	(15.7)%

Total EIMEA:    Sales volume in EIMEA increased 13.4 percent in 2010 compared to 2009 from market share gains and improved end market demand. The stronger U.S. dollar in 2010 as compared to 2009 had a negative 3.9 percent impact on net revenue. Raw material costs increased rapidly during the second half of 2010. Sales price increases were not enough to offset the increased cost of raw materials. Cost of sales also included a $1.8 million charge related to the exiting of the polysulfide-based insulating glass product line recorded in the second quarter of 2010. The increased cost of raw materials and the charge for exiting our polysulfide-based insulating glass product line resulted in a decrease in the gross profit margin compared to last year. SG&A expenses increased in 2010 as compared to 2009 largely due to higher costs associated with adding resources to our sales and technical organizations, a $1.8 million charge related to a product liability claim and a $0.8 million charge related to exiting of the polysulfide-based insulating glass product line. The combination of higher raw material costs, the polysulfide-based insulating glass product line exit charges and the increase in SG&A expense led to a 39.1 percent decrease in operating income in 2010 compared to 2009.

Sales volume in EIMEA declined 10.1 percent in 2009 compared to 2008. The volumes were down across all major industries, with construction and durables applications showing the largest declines. The impact of the stronger U.S. dollar in 2009 as compared to 2008 had a negative 8.1 percent impact on the 2009 net revenue as compared to 2008. Declines in raw material prices and a focus on procurement together with effective selling price management resulted in improved gross profit margins in 2009 as compared to 2008. Excluding the effects of the currency fluctuations against the dollar, SG&A expenses increased in 2009 as compared to 2008. The Egymelt and Nordic acquisitions contributed to the SG&A expense increases in 2009 as well as investments made in the sales and marketing area. The resulting operating income was below 2008 by $12.8 million or 35.9 percent. The estimated currency effects on 2009 operating income were a negative $3.8 million as compared to 2008.

Latin America

The following table shows the net revenue generated from the key components of the Latin America operating segment.

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Adhesives	$128.3	$116.5	$116.1	10.2%	0.3%
Paints	101.0	100.3	113.4	0.7%	(11.6)%

Total Latin America	$229.3	$216.8	$229.5	5.8%	(5.6)%

The following table provides details of Latin America net revenue variances by segment component. The Pricing/Sales Volume variance is viewed as organic growth.

	2010 vs 2009			2009 vs 2008
	Adhesives	Paints	Total	Adhesives	Paints	Total
Pricing/Sales Volume	10.2%	0.7%	5.8%	0.3%	(11.6)%	(5.6)%

The following table reflects the operating income by component of the Latin America operating segment.

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Adhesives	$7.2	$8.7	$4.9	(17.7)%	77.9%
Paints	4.2	1.0	2.9	318.7%	(65.3)%

Total Latin America	$11.3	$9.7	$7.8	16.9%	24.9%

Segment profit margin %	4.9%	4.5%	3.4%

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

Total Latin America:    Both Adhesives and Paints had positive net revenue growth in 2010 compared to 2009. Adhesives showed net revenue growth from early in the year, while Paints experienced a second half turnaround. Average selling prices increased 4.1 percent and sales volume increased 1.7 percent compared to 2009. The 5.8 percent increase in net revenue offset the raw material cost increases in Adhesives and increased spending in SG&A, leading to a 16.9 percent increase in operating income in 2010 compared to 2009.

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

Adhesives:    Sales volume increased 8.1 percent and pricing increased 2.1 percent. The revenue growth can be attributed to improved economic conditions as well as increases in market share. The gross profit margin decreased in 2010 compared to 2009 due to the significant increase in raw material costs. Supply shortages were the primary cause for the raw material cost increases. SG&A expenses increased from last year at a slightly higher percentage than the increase in revenue. The decrease in gross profit margin and higher SG&A expenses were the key factors in a 17.7 percent decrease in operating income compared to last year.

Sales volume decreases of 4.5 percent in 2009 were offset by increases in average selling prices of 4.8 percent as compared to 2008. The Adhesives group had a strong finish to 2009 to achieve a net revenue result that exceeded 2008. The gross profit margin improved from 2008 as raw material prices declined in 2009. The 0.3 percent increase in revenue and improved gross profit margin were the primary reason for the 77.9 percent operating income improvement in 2009 as compared to 2008.

Paints:    Selling price increases had a 6.4 percent positive effect on net revenue compared to last year and offset the decrease in sales volume of 5.7 percent for a positive organic sales growth of 0.7 percent year-over-year. The second half of 2010 showed strong organic sales growth compared to the first half of the year. A key component in the second half growth was the sales results in Honduras, which experienced political instability in the second half of 2009. The gross profit margin increased year-over-year due to a favorable mix of sales as well as the impact from selling price increases. The improved margin was the main driver of improved operating income for 2010 compared to 2009.

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

Asia Pacific

($ in millions)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Net Revenue	$154.9	$119.8	$130.3	29.3%	(8.1)%
Operating Income	$6.0	$4.4	$7.7	36.0%	(42.9)%
Segment profit margin %	3.9%	3.7%	5.9%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

	2010 vs 2009	2009 vs 2008
Pricing/Sales Volume	9.9%	(0.7)%
Currency	10.8%	(7.4)%
Acquisitions	8.6%	0.0%

Total	29.3%	(8.1)%

Total Asia Pacific:    Net revenue increased 29.3 percent in 2010 compared to 2009. An 11.1 percent increase in sales volume as compared to 2009 was partially offset by a 1.2 percent decrease in average selling prices. The increase in net revenue was related to a recovery in economic activity, new business generated in the region and the benefit of our recent acquisition of Revertex Finewaters in Malaysia. The Asia Pacific operating segment received a lot of pricing pressure during 2010 from the aggressive pricing actions of our competitors which contributed to the slight decrease in average selling prices. Positive currency effects contributed 10.8 percent to the net revenue growth in 2010. The currency effect was driven largely by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses were higher in 2010 compared to 2009 due to additional expenses for the recent Malaysia acquisition and investments made in sales and marketing. Operating income increased 36.0 percent in 2010 compared to 2009. This is due to the increase in net revenue which was somewhat offset by the increase in SG&A expenses. Operating income as a percent of sales was 3.9 percent in 2010 as compared to 3.7 percent in 2009.

The Asia Pacific segment experienced an improvement in the third and fourth quarters of 2009. Sales volume, which had declined 8.9 percent in the first six months of 2009 as compared to 2008, rebounded to a decrease of 5.0 percent for the year. New customer wins and economic recovery in some markets both contributed to the improved sales volume performance. Average selling prices had a positive 4.3 percent impact on net revenue in 2009 as compared to 2008. The increases in average selling prices were the result of actions taken in the second half of 2008 in response to the escalation in raw material costs during that time. The 7.4 percent net revenue reduction due to currency, in 2009 compared to 2008, was primarily driven by the weakening of the Australian dollar as compared to the U.S. dollar. Operating income of $4.4 million was 42.9 percent below 2008 due to the 8.1 percent decrease in net revenue and relatively flat gross profit margin and SG&A expenses.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 27, 2010 were $133.3 million as compared to $100.2 million as of November 28, 2009. Total long and short-term debt was $250.7 million as of November 27, 2010 and $214.0 million as of November 28, 2009.

We believe that the combination of cash flows from operating activities and our borrowing facilities committed to as of year-end will be adequate to meet our ongoing liquidity and capital expenditure needs. We believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 27, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 27, 2010
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility and Term Loan	Not less than 2.5	15.0

Total Indebtedness / TTM EBITDA	Revolving Credit Facility and Term Loan	Not greater than 3.5	1.6

TTM EBITDA / TTM Interest Expense	Private Placement	Not less than 2.5	14.2

Total Indebtedness / TTM EBITDA	Private Placement	Not greater than 3.5	1.7

TTM = trailing 12 months

EBITDA for the revolving credit facility and term loan is defined as income attributable to H.B. Fuller plus asset impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

EBITDA for the private placement is defined as income attributable to H.B. Fuller plus interest expense plus income tax expense plus depreciation and amortization expense.

Total Indebtedness for the revolving credit facility, term loan and private placement is defined as notes payable plus current installments of long-term debt plus long-term debt, excluding current installments less long-term debt due to interest rate swap agreements plus maximum letters of credit drawing amount. As of November 27, 2010 the maximum letters of credit drawing amount was $2.4 million.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2011.

Net Financial Assets

($ in millions)	2010	2009
Financial Assets:
Cash and cash equivalents	$133.3	$100.2
Debt:
Notes Payable	27.2	8.7
Long-term debt	223.5	205.3

Total debt (including current portion)	250.7	214.0

Net financial debt	$117.4	$113.8

Of the $133.3 million in cash and cash equivalents as of November 27, 2010, $113.9 million was held outside the U.S.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation and construction products subsidiaries in excess of $25 million, 2) a credit facility limitation that provides total investments, loans or advances with all subsidiaries shall not exceed $75 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Additionally, the majority of our cash in non U.S. locations is permanently reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $27.2 million at November 27, 2010. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 8.6 and 9.0 percent in 2010 and 2009, respectively.

Long-Term Debt:    Long-term debt consisted of senior notes and a term loan. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. We are subject to prepayment penalties on our senior notes. As of November 27, 2010, “make-whole” premiums were estimated to be, if the entire debt were paid off, $37.0 million. We currently have no intention to prepay any senior notes. The term loan matures in 2013. There are no prepayment penalties on the term loan. See the discussion below regarding borrowings on our lines of credit.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75 million of the senior notes. We have designated the $75 million of senior note debt as the hedged item in a fair value hedge. As required by the accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $3.9 million and recognized a liability of $4.1 million for change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $154.1 million being recorded in long-term debt as of November 27, 2010.

For further information related to long-term debt see Note 7 in Notes to Consolidated Financial Statements.

Lines of Credit:    We have a $200.0 million revolving credit agreement with a consortium of financial institutions at November 27, 2010. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows us to increase the aggregate credit facility size to up to $275.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. Interest is payable at the London Interbank Offered Rate (LIBOR) plus 1.95 percent. A facility fee of 0.30 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on June 19, 2013. As of November 27, 2010, we had $0 drawn on our committed lines of credit.

Goodwill and Other Intangible Assets

As of November 27, 2010, goodwill totaled $109.0 million (9 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $131.5 million (11 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment, at November 27, 2010 follow:

($ in millions)	North America	EIMEA	Latin America	Asia Pacific	Total
Goodwill	$38.7	$45.2	$5.0	$20.1	$109.0
Purchased technology & patents	2.5	4.4	—	—	6.9
Customer relationships	100.1	13.4	—	—	113.5
Other finite-lived intangible assets[1]	10.2	—	—	—	10.2
Indefinite-lived intangible assets[2]	—	0.9	—	—	0.9

1	Other finite-lived intangible assets include $10.2 million related to North America trademarks.

2	Indefinite-lived intangible assets include $0.9 million related to EIMEA trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	November 27, 2010	November 28, 2009
Net working capital as a percentage of annualized net revenue[1]	16.7%	15.5%
Accounts receivable DSO[2]	55 Days	53 Days
Inventory days on hand[3]	44 Days	46 Days
Free cash flow[4]	$24.3 million	$35.7 million
Debt capitalization ratio[5]	28.4%	26.6%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2	Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

3	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4	Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5	Total debt divided by (total debt plus total equity).

Another key metric is the return on gross investment, or ROGI. The calculation is represented by gross cash flow divided by gross investment.

•

Gross cash flow is defined as: gross profit (adjusted for certain one-time items) less SG&A expenses (adjusted for certain one-time items) less taxes at a non-GAAP standard rate of 29 percent plus depreciation and amortization expenses less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at November 27, 2010 was 7.3 percent as compared to 7.7 percent at November 28, 2009. Higher gross investment in 2010 as compared to 2009 was the primary reason for the decrease in ROGI.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of November 27, 2010
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit[1]	$399.0	$397.2
Selling, general and administrative expenses[1]	(292.1)	(292.9)

Operating income	106.9	104.3
Taxes[2]	(31.0)	(31.1)
Depreciation and amortization	41.2	41.2
Maintenance capital expenditures[3]	(15.2)	(35.9)

Gross cash flow	$101.9	$78.5
Gross investment	$1,394.5	$1,394.5
Return on gross investment	7.3%	5.6%

1	Gross profit and SG&A expenses for the management calculation of ROGI have been adjusted to add back the amounts recorded in our second quarter related to the exit of our polysulfide-based insulating glass product line in Europe.

2	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any one time, discrete items.

3

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

($ in millions)	2010	2009	2008
Net cash provided by operating activities	$74.1	$71.4	$43.3

Net income including non-controlling interest was $70.4 million in 2010, $83.7 million in 2009 and $18.7 million in 2008. Changes in net working capital (trade receivables, inventory and accounts payable) accounted for a use of cash of $31.4 million in 2010, a source of cash of $19.5 million in 2009 and a use of cash of $37.8 million in 2008. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net—Changes in trade receivables resulted in a $17.5 million use of cash in 2010 as compared to a $15.7 million source of cash in 2009 and an $8.1 million use of cash in 2008. The higher sales activity was the primary reason for the increase in trade receivables in 2010. The DSO was 55 days at November 27, 2010, 53 days at November 28, 2009 and 54 days at November 29, 2008.

•

Inventory—Changes in inventory resulted in a $5.2 million use of cash in 2010 as compared to a source of cash of $35.7 million in 2009 and a use of cash of $12.6 million in 2008. Inventory days on hand were 44 days at the end of 2010 as compared to 46 days and 52 days at the end of 2009 and 2008, respectively. Through the first three quarters of 2010 inventory increases had resulted in a use of cash of $34.1 driven by increases in sales volumes, higher raw material prices and purchasing certain raw materials based on availability rather than on forecasted usage. In the fourth quarter inventories were managed down, providing a strong boost to the fourth quarter cash flow. The 2009 source of cash resulted from reduced sales volume and lower raw material prices as compared to 2008 as well as inventory reduction initiatives in several of our manufacturing facilities.

•

Trade Payables—Changes in trade payables resulted in a use of cash of $8.8 million, $31.9 million and $17.1 million in 2010, 2009 and 2008, respectively. The trade payables had increased through the first three quarters of 2010 and then decreased in the fourth quarter in conjunction with the decrease in inventory, resulting in a use of cash during the quarter. The large use of cash in 2009 was driven by activity in the first quarter of 2009 when the payables balances from year-end 2008 were paid and there was not a corresponding increase in new inventory being purchased due to the depressed economy at that time.

Contributions to our pension and other postretirement benefit plans were $15.1 million, $143.9 million and $7.0 million in 2010, 2009 and 2008, respectively. The 2009 funding was related to our decision to make additional contributions to our U.S. and German defined benefit pension plans. This resulted in $85.0 million in additional contributions to the U.S. plan and $50.0 million to the German plan. These additional contributions brought both plans to essentially a fully-funded status at November 28, 2009 and enabled us to avoid a large increase in pension expense in 2010. Changes in deferred income taxes resulted in a source of cash of $9.3 million in 2010 compared to a source of cash of $34.0 million in 2009 and a use of cash of $28.5 million in 2008. The funding of our pension plans was the primary reason for the $34.0 million source of cash in 2009.

Changes in accrued compensation resulted in a source of cash of $2.6 million in 2010 as compared to a source of cash of $17.7 million in 2009 and a use of cash of $11.2 million in 2008. Management incentive payments in 2010 related to 2009 financial results were higher than payments made in 2009 related to 2008 financial results.

Cash Flows from Investing Activities:

($ in millions)	2010	2009	2008
Net cash used in investing activities	$(60.1)	$(25.8)	$(26.2)

Purchases of property plant and equipment were $35.9 million in 2010 as compared to $22.7 million in 2009 and $20.0 million in 2008. The construction of the new manufacturing plant in Nanjing, China accounted for $3.4 million of the increased spending in 2010 as compared to last year. Other significant purchases of property plant and equipment in 2010 were capacity additions in Europe, geographic expansion in Egypt and India and information technology enhancements. The amount of capital spending correlates to our belief that we have the correct production capacity in place for current and ongoing operations. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies. In 2010, purchased businesses, net of cash acquired includes our acquisition of the outstanding shares of Revertex Finewaters for $26.8 million, net of cash acquired and the first year earn out of Nordic Adhesives Technology of $0.8 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

The remaining cash used in investing activities in 2009 was primarily the Nordic Adhesives acquisition for $4.2 million. In 2008 we acquired Egymelt for $6.4 million.

Cash Flows from Financing Activities:

($ in millions)	2010	2009	2008
Net cash provided by (used in) financing activities	$24.4	$(39.0)	$(144.7)

Long-term debt proceeds of $345.0 million and payments of $329.6 million, including the final $25.0 million annual repayment of the 1998 private placement debt, netted to a source of cash of $15.4 million in 2010.

Included in the 2010 proceeds of long-term debt is our November 13, 2009 note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. The note purchase agreement was funded in the first quarter of 2010. In 2009, long-term debt proceeds and payments, including the $25.0 million annual repayment of the 1998 private placement debt, netted to a use of cash of $23.7 million. In 2008, proceeds from long-term debt of $200 million were used to repurchase 9.1 million shares of our common stock under the 2008 share repurchase program. Also in 2008, we repaid $133 million of long-term debt including $108 million drawn on the line of credit and $25.0 million related to repayments of the 1998 private placement debt. Cash generated from the exercise of stock options was $4.0 million in 2010, $0.8 million in 2009 and $1.4 million in 2008. The increase in 2010 compared to 2009 and 2008 was mainly due to the higher average stock price in 2010 compared to 2009 and 2008. Cash dividends paid on common stock were $13.6 million, $13.1 million and $13.4 million in 2010, 2009 and 2008, respectively.

Cash Flows from Discontinued Operations:

($ in millions)	2010	2009	2008
Cash used in operating activities of discontinued operations	$—	$—	$(15.2)

Cash used in operating activities of discontinued operations represents the cash used in the operations of the automotive business, which was divested in 2007. The $15.2 million of cash used in operating activities in 2008 represented income tax payments made in conjunction with the gain on the sale of the automotive business.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$223.5	$22.5	$46.9	$—	$154.1
Interest payable on long-term debt[1]	68.1	8.1	16.1	16.3	27.6
Operating leases	12.5	5.6	5.5	1.1	0.3
Pension contributions[2]	9.3	9.3	—	—	—
Purchase obligation contracts[3]	14.5	5.1	8.1	1.3	—

Total contractual obligations	$327.9	$50.6	$76.6	$18.7	$182.0

1	Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2	Pension contributions are only included for fiscal 2011. We have not determined our pension funding obligations beyond 2011 and thus, any potential future contributions have been excluded from the table.

3	Represents a contract with Accenture to provide us information technology services. The contract was revised in 2009, see Note 12 in Notes to Consolidated Financial Statements for further information.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $6.3 million as of November 27, 2010, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 in Notes to Consolidated Financial Statements.

We expect 2011 capital expenditures to be approximately $40 million.

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

Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to a recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk:    Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of November 27, 2010 would be approximately $1.8 million.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States in 2010. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colones, Chinese renminbi, Indian rupee and Honduran lempira.

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

From a sensitivity analysis viewpoint, based on 2010 financial results and foreign currency balance sheet positions as of November 27, 2010, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.9 million or $0.06 per diluted share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company as of November 27, 2010 and November 28, 2009, and the related consolidated statements of income, total equity, and cash flows for each of the fiscal years in the three-year period ended November 27, 2010. We also have audited H.B. Fuller Company’s internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of November 27, 2010 and November 28, 2009, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended November 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 to the consolidated financial statements, in fiscal 2010 the Company changed the manner in which it accounts for business combinations. Also, as disclosed in Note 10 to the consolidated financial statements, in fiscal 2009 the Company changed the date it uses to measure the funded status of its defined benefit pension and other postretirement plans.

/s/ KPMG LLP

Minneapolis, Minnesota

January 20, 2011

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 27,	November 28,	November 29,
	2010	2009	2008
Net revenue	$1,356,161	$1,234,659	$1,391,554
Cost of sales	(958,980)	(863,357)	(1,027,099)

Gross profit	397,181	371,302	364,455
Selling, general and administrative expenses	(292,836)	(264,141)	(254,898)
Asset impairment charges	(8,785)	(790)	(87,410)
Other income (expense), net	2,572	15,983	2,794
Interest expense	(10,414)	(7,734)	(14,733)

Income before income taxes and income from equity method investments	87,718	114,620	10,208
Income taxes	(25,307)	(36,728)	5,693
Income from equity method investments	8,008	5,794	2,829

Net income including non-controlling interests	70,419	83,686	18,730
Net (income) loss attributable to non-controlling interests	458	(32)	159

Net income attributable to H.B. Fuller	$70,877	$83,654	$18,889

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.46	$1.73	$0.37
Diluted	$1.43	$1.70	$0.36

Weighted-average common shares outstanding:
Basic	48,599	48,325	51,045
Diluted	49,608	49,117	51,836
Dividends declared per common share	$0.2780	$0.2700	$0.2625

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 27, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$133,277	$100,154
Trade receivables, net	221,020	203,898
Inventories	121,621	116,907
Other current assets	57,699	52,697

Total current assets	533,617	473,656

Property, plant and equipment, net	251,075	253,300
Goodwill	108,970	103,731
Other intangibles, net	131,517	141,200
Other assets	128,278	128,558

Total assets	$1,153,457	$1,100,445

Liabilities and total equity
Current liabilities:
Notes payable	$27,243	$8,690
Current installments of long-term debt	22,500	42,625
Trade payables	102,107	109,165
Accrued compensation	45,645	43,840
Income taxes payable	4,931	6,261
Other accrued expenses	28,907	25,427

Total current liabilities	231,333	236,008

Long-term debt, excluding current installments	200,978	162,713
Accrued pension liabilities	42,788	50,684
Other liabilities	43,968	56,798

Total liabilities	519,067	506,203

Commitments and contingencies	—	—
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000, Shares outstanding—49,194,251 and 48,657,618, for 2010 and 2009, respectively	49,194	48,658
Additional paid-in capital	22,701	12,309
Retained earnings	646,596	589,451
Accumulated other comprehensive income (loss)	(86,557)	(59,064)

Total H.B. Fuller stockholders’ equity	631,934	591,354

Non-controlling interests	2,456	2,888

Total equity	634,390	594,242

Total liabilities and equity	$1,153,457	$1,100,445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at December 1, 2007	$57,437	$17,356	$683,698	$40,502	$3,057	$802,050
Net income including non-controlling interests			18,889		(159)	18,730
Foreign currency translation				(70,293)	(55)	(70,348)
Defined benefit pension plans adjustment, net of tax of $2,982				(7,153)		(7,153)
Interest rate swap, net of tax				(110)		(110)

Comprehensive Income						(58,881)
Dividends			(13,566)			(13,566)
Stock option exercises	94	1,297				1,391
Share-based compensation plans other, net	79	7,698				7,777
Tax benefit on share-based compensation plans		433				433
Repurchases of common stock	(9,162)	(21,504)	(170,084)			(200,750)

Balance at November 29, 2008	48,448	5,280	518,937	(37,054)	2,843	538,454
Net income including non-controlling interests			83,654		32	83,686
Foreign currency translation				66,758	13	66,771
Defined benefit pension plans adjustment, net of tax of $49,605				(88,629)		(88,629)
Interest rate swap, net of tax				(139)		(139)

Comprehensive Income						61,689
Effect of eliminating early measurement date for pension plans, net of tax of $116			29			29
Dividends			(13,169)			(13,169)
Stock option exercises	59	777				836
Share-based compensation plans other, net	176	6,388				6,564
Tax benefit on share-based compensation plans		201				201
Repurchases of common stock	(25)	(337)				(362)

Balance at November 28, 2009	48,658	12,309	589,451	(59,064)	2,888	594,242
Net income including non-controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Medicare Part D Subsidy tax adjustment				(1,484)		(1,484)
Defined benefit pension plans adjustment, net of tax of $(1,523)				2,626		2,626
Interest rate swaps, net of tax				31		31

Comprehensive Income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	$49,194	$22,701	$646,596	$(86,557)	$2,456	$634,390

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 27,	November 28,	November 29,
	2010	2009	2008
Cash flows from operating activities:
Net income including non-controlling interests	$70,419	$83,686	$18,730
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	30,361	34,709	34,369
Amortization	10,839	12,038	11,803
Deferred income taxes	9,343	33,994	(28,506)
Income from equity method investments	(8,008)	(5,794)	(2,829)
Share-based compensation	6,405	5,668	4,318
Excess tax benefit from share-based compensation	(509)	(201)	(433)
Asset impairment charges	8,785	790	87,410
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(17,461)	15,691	(8,127)
Inventories	(5,190)	35,686	(12,644)
Other assets	(5,831)	15,948	(13,374)
Trade payables	(8,762)	(31,863)	(17,063)
Accrued compensation	2,626	17,706	(11,231)
Other accrued expenses	3,696	(744)	(4,492)
Income taxes payable	1,764	(14,455)	1,173
Pension and other postretirement benefit plan contributions	(15,100)	(143,913)	(6,957)
Pension and other postretirement benefit plan income (expense)	8,102	1,092	(1,572)
Other liabilities	(12,462)	(3,780)	591
Other	(4,949)	15,152	(7,821)

Net cash provided by operating activities	74,068	71,410	43,345
Cash flows from investing activities:
Purchased property, plant and equipment	(35,910)	(22,738)	(19,959)
Purchased businesses, net of cash acquired	(27,573)	(4,175)	(6,436)
Proceeds from sale of property, plant and equipment	3,417	1,109	211

Net cash used in investing activities	(60,066)	(25,804)	(26,184)
Cash flows from financing activities:
Proceeds from long-term debt	345,000	365,338	200,000
Repayment of long-term debt	(329,625)	(389,000)	(133,000)
Net proceeds from (payments on) notes payable	18,566	(2,934)	642
Dividends paid	(13,624)	(13,124)	(13,422)
Proceeds from stock options exercised	3,950	836	1,392
Excess tax benefit from share-based compensation	509	201	433
Repurchases of common stock	(377)	(362)	(200,750)

Net cash provided by (used in) financing activities	24,399	(39,045)	(144,705)
Effect of exchange rate changes	(5,278)	13,223	(23,244)

Net change in cash and cash equivalents	33,123	19,784	(150,788)
Cash used in operating activities of discontinued operations	—	—	(15,200)

Net change in cash and cash equivalents	33,123	19,784	(165,988)
Cash and cash equivalents at beginning of year	100,154	80,370	246,358

Cash and cash equivalents at end of year	$133,277	$100,154	$80,370

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$108	$116	$—
Cash paid for interest	$12,095	$9,166	$16,070
Cash paid for income taxes	$13,768	$9,259	$39,352

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company and its subsidiaries formulates, manufactures and markets adhesives, sealants, paints and other specialty chemical products globally, with sales operations in 39 countries in North America, Europe, Latin America, the Asia Pacific region, the Middle East and Africa. Our business is reported in four regional operating segments: North America, EIMEA (Europe, India, Middle East and Africa), Latin America and Asia Pacific. The North America segment accounted for 42 percent of 2010 net revenue. EIMEA, Latin America and Asia Pacific accounted for 30 percent, 17 percent and 11 percent, respectively.

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

The North America operating segment includes adhesives and a construction products business component. The EIMEA operating segment consists of a single adhesives business component. The Latin America operating segment includes adhesives and a liquid paints business component that produces and supplies paint through a variety of distribution channels in Central America. The Asia Pacific operating segment consists of a single adhesives business component.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. This equity method investment is a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As of November 27, 2010, Sekisui-Fuller Company Ltd. had current assets of $97,453, non-current assets of $22,224, current liabilities of $45,477 and non-current liabilities of $809. For the 12 months ended November 27, 2010, Sekisui-Fuller Company Ltd. had revenue of $186,384, gross profit of $57,562 and net income of $16,016.

The fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were November 27, 2010, November 28, 2009 and November 29, 2008 for 2010, 2009 and 2008, respectively.

On November 27, 2007, we sold our automotive business. As a result, we classified these operations as discontinued operations in accordance with accounting standards. Cash flows pertaining to discontinued operations represent income tax payments made in 2008, in conjunction with the gain on the sale of the automotive business and are disclosed separately in the consolidated statements of cash flows.

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

Provisions for sales returns are estimated based on historical experience, and adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with FASB Accounting Standard Codification (“ASC”) 605-50, “Customer Payments and Incentives”. Rebates recorded in the consolidated statements of income were $20,016, $17,377 and $22,116 in 2010, 2009 and 2008, respectively.

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

Income Taxes:    The income tax provision is computed based on the pretax income included in the consolidated statements of income before income from equity method investments, plus any impact to prior period income taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See also Note 8.

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash:    There were no restrictions on cash as of November 27, 2010. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. Additionally, the majority of our cash in non U.S. locations is permanently reinvested.

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 21 percent of consolidated inventories. During 2010, 2009 and 2008 reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net income of $1,349, $290 and $984, respectively. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted average actual cost) or market value.

Investments:    Investments with a value of $11,856 represent the cash surrender value of life insurance contracts on November 27, 2010. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the consolidated balance sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “Other income, net”.

Investments in Equity Securities Carried at Cost:    Fair value of cost method investments is assessed according to accounting standards. We did not have any impairment of our cost method investments for the years ended November 27, 2010 or November 28, 2009. In 2008 we determined that two of our cost method investments had incurred impairments that were considered other than temporary. The non-cash charge associated with these impairments was $2,410. The impairments were deemed to be other-than-temporary primarily because of the continuing operating losses and negative operating cash flows generated by the investee companies. The adverse economic conditions as of the end of 2008 also negatively impacted the projected cash flows of these companies. The book value of the cost method investments as of November 27, 2010 was $3,579.

Property, Plant and Equipment:    Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements and capitalized lease assets. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the consolidated statements of income. Interest costs associated with construction and implementation of property, plant and equipment of $240, $149 and $314 were capitalized in 2010, 2009 and 2008, respectively.

Goodwill:    We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on our 2010 annual assessment, we determined that none of our goodwill was impaired.

In 2008 after our initial annual assessment, we determined that our goodwill was not impaired. In the fourth quarter of 2008 however, as economic conditions worsened and the capital markets became distressed, we determined that circumstances had changed enough to trigger another goodwill impairment assessment as of November 29, 2008. That assessment resulted in the determination that the fair value of our construction products reporting unit was less than the carrying value of its net assets, including goodwill. This was due to a decline in the estimated future discounted cash flows expected from the reporting unit. The adverse economic conditions, especially in the U.S. housing and other construction markets, were the primary driver of the reduction in forecasted discounted cash flows. The amount of the pretax impairment charge in the fourth quarter of 2008 was $85,000 ($52,838 after tax). The $85,000 pretax charge was an estimated amount as of November 29, 2008. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $790 ($496 after tax). The amount of goodwill assigned to the construction products reporting unit was $99,127 prior to any impairment charges. The amount of goodwill after the final valuation and additional impairment charge is $13,337. See Note 6 for further discussion on Goodwill.

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

Impairment of Long-Lived Assets:    Our long-lived assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

During the second quarter of 2010, we exited our polysulfide-based insulating glass product line in Europe. We determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, pre-tax impairment charges of $8,785 were recorded to write-down the value of intangible assets and a write-down on property, plant and equipment was recorded in cost of sales in the amount of $608. See Note 5 for additional discussion.

Foreign Currency Translation:    Assets and liabilities of non-U.S. functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders’ equity. Revenues and expenses are translated using average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of income.

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

Postemployment Benefits:    Prior to 2010, postemployment benefits, such as medical, dental and life insurance coverage, were provided to inactive U.S. employees, employees’ beneficiaries and covered dependents after active employment, but prior to retirement. The cost of providing these benefits was accrued during the years the employee rendered the necessary service.

During 2010, we made a decision to limit the postemployment benefits coverage to a period of twelve months after active employment ends. The result of this decision was a $2,534 reduction in the postemployment liability and a one-time benefit that was recorded in the SG&A expense line of the consolidated statements of income.

Asset Retirement Obligations:    We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that all facilities have some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the use of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $1,369 and $1,395 at November 27, 2010 and November 28, 2009, respectively.

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

Share-based Compensation:    We have various share-based compensation programs, which provide for equity awards including stock options and restricted stock. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early retirement based on the terms of the plan. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in SG&A expenses in the consolidated statements of income. See Note 3 for additional discussion.

Earnings Per Share:    Basic earnings per share is calculated by dividing net income attributable to H.B. Fuller by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding awards, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The computations for basic and diluted earnings per share follows:

	2010	2009	2008
Net income attributable to H.B. Fuller	$70,877	$83,654	$18,889
Weighted-average common shares—basic	48,599,227	48,325,135	51,044,679
Equivalent shares from share-based compensation plans	1,009,059	792,169	791,002

Weighted-average common and common equivalent shares—diluted	49,608,286	49,117,304	51,835,681

Share-based compensation awards for 1,209,614, 1,283,878 and 685,291 shares for 2010, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A and B and $25 million of Series C from our December 16, 2009 Senior Notes agreement from fixed to variable rates. The swaps convert our Senior Notes from fixed rates ranging from 5.13 percent to 5.61 percent to variable rates ranging from 6-month LIBOR plus 1.47 percent to 6-month LIBOR plus 1.78 percent. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes are recorded as other income (expense), net in the consolidated statements of income. The change in the fair value of the Senior Notes attributable to the change in the risk being hedged, was a liability of $4,103 at November 27, 2010 and was included in long-term debt in the consolidated balance sheets. The fair value of the swaps in total was an asset of $3,896 at November 27, 2010 and was included in other assets in the consolidated balance sheets. The hedge ineffectiveness as of November 27, 2010 resulted in additional income of $81 for the year.

As of November 28, 2009, we had not yet borrowed against the Senior Notes, but had a firm commitment to borrow $150 million, of which $75 million we designated as the hedged item in a fair value hedge. As required by the accounting standards, a fair value calculation was done as of November 28, 2009 to record the fair value change of the interest rate swaps and the firm commitment of the Senior Notes. The fair value of the swaps was $1,050 at November 28, 2009 and was recorded in other assets. The change in the fair value of the firm commitment at November 28, 2009 was $1,338 which was included in long-term debt. The $288 difference between the fair value of the swaps and related firm commitment represents hedge ineffectiveness and was included in other expense in the 2009 consolidated statements of income. See Note 11 for further information.

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 17,804, 24,808 and 30,383 shares of common stock in 2010, 2009 and 2008, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200,000 of our outstanding common shares. During the first and second quarters of 2008, we repurchased 9,129,915 shares using the full $200,000, thus completing the repurchase program.

On September 30, 2010, the board of directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. As of November 27, 2010, no shares have been repurchased under this new program.

Recently Adopted Accounting Pronouncements:

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

On November 28, 2009, the end of our fiscal 2009, we adopted the measurement provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans”. The measurement provisions required us to change the measurement date of our plan’s assets and obligations that determine our funded status, to our fiscal year end date. As a result of changing our measurement date, there were adjustments to retained earnings and accumulated other comprehensive income which we elected to make in the fourth quarter of 2009. See Note 10 for further information.

On November 29, 2009, the beginning of our fiscal 2010, we adopted the new standards codified within ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The standard also addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. With the adoption of this standard, our accounting for business combinations has changed on a prospective basis for business combinations completed after November 29, 2009.

On November 29, 2009, the beginning of our fiscal 2010, we adopted the new requirements of ASC 810, “Consolidation” which establishes the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The standard requires that non-controlling interests (previously referred to as minority interests) be included in the consolidated balance sheets within equity separate from the parent’s equity and consolidated net income be reported at amounts inclusive of both the parent’s and the non-controlling interests shares, with disclosure on the face of the consolidated statements of earnings of the amounts attributable to the parent and to the non-controlling interests. In addition, changes in a parent’s ownership should be treated as an equity transaction and if a subsidiary is deconsolidated, any retained non-controlling interests in the former subsidiary should be measured at fair value with gain or loss recognized in net earnings. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on our consolidated financial statements.

On November 29, 2009, the beginning of our fiscal 2010, we adopted ASC 350 “Intangibles—Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under accounting standards. This standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard has been applied prospectively to intangible assets acquired after November 29, 2009.

On November 27, 2010, the end of our fiscal 2010, we adopted the new accounting standards in ASC 715, “Compensation—Retirement Benefits” regarding a company’s disclosures about postretirement benefit plan assets. This standard provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. See Note 10 for further information.

New Accounting Pronouncements:

In October 2009, the FASB updated the revenue recognition guidance in ASC Topic 605, “Revenue Recognition”, relating to the accounting for revenue arrangements involving multiple deliverables. The updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. The updates are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later which will be the beginning of our fiscal year 2011. The adoption of this standard will not have a material impact on our financial condition, results of operations or cash flows.

Note 2:    Acquisitions

Revertex Finewaters Sdn. Bhd.    On June 2, 2010, we acquired the outstanding shares of Revertex Finewaters Sdn. Bhd., a supplier of adhesives in Malaysia and Southeast Asia, based outside Kuala Lumpur, Malaysia. The acquisition further strengthens our market position in Southeast Asia and expands our geographic presence and customer portfolio in the region. The acquisition was a stock purchase and therefore encompasses all Revertex Finewaters’ business operations and was recorded in our Asia Pacific operating segment.

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

Of the $11,144 of acquired intangibles, $7,271 was assigned to customer relationships with an expected life of 12 years, $2,978 was assigned to trademarks with an expected life of 15 years and $895 was assigned to non-competition agreements with an expected life of 4 years.

Nordic Adhesive Technology:    On April 20, 2009 we acquired the outstanding shares of Nordic Adhesive Technology GmbH., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. The acquisition was a stock purchase and therefore encompassed all Nordic Adhesive Technology business operations. Intangible assets identified were customer lists, technology, trademarks and non-competition agreements.

The original purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The acquisition was recorded in our EIMEA operating segment. Based on valuations, we recorded $2,277 to current assets, $98 to property, plant and equipment, $2,767 to intangibles, $2,717 to goodwill, $2,483 to current liabilities and $831 to long term liabilities.

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the former shareholders earning €608 or approximately $805. Because this acquisition occurred prior to the new rules on accounting for business combinations described in Note 1, this amount was considered additional purchase price, which increased goodwill. There are two remaining earn-out periods that could result in additional payments of up to €1,992 which would also be considered additional purchase price. No amounts have been accrued for the remaining two earn-out periods as the contingency has not been resolved and additional consideration is not distributable as of November 27, 2010.

Egymelt:    On August 31, 2008 we acquired the principal assets of Egymelt Limited Partnership Company, a manufacturer and marketer of hot melt and specialty water-based adhesives, headquartered in 6th of October City, Egypt. Egymelt markets its products in the Middle East and North Africa. Under the terms of the deal, the assets acquired included land, building, manufacturing equipment, inventory, accounts receivable, customer list and non-competition agreements. No debt or liabilities were assumed. The total cash payment of $6,305 was funded through existing cash. We also incurred $326 of direct external costs, partially offset by $195 of adjustments and sales tax refunds. The acquisition was recorded in our EIMEA operating segment.

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

Non-qualified stock options are granted to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent or 33.3 percent and generally have a contractual term of 10 years. Options exercised represent newly issued shares.

Restricted stock awards are nonvested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest in three years from the date of grant or 33.3 percent per year for three years; depending on the grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding upon grant. Restricted stock units become newly issued shares when vested. We expense the cost of the restricted stock awards, which is the grant date fair market value, ratably over the period during which the restrictions lapse. The grant date fair value is our closing stock price on the date of grant.

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

401(k) Plan:    All U.S. employees have the option of contributing up to twenty-five percent of their pretax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first four percent of each employee’s pretax earnings, based on the employee’s contributions. Employees hired after January 1, 2007 are eligible for a separate annual retirement contribution to the 401(k) Plan of three percent of pay that is invested based on the election of the individual participant. The three percent contribution is in addition to our four percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2010 was $3,602 which included the cost of the four percent company match of $2,847 and the additional three percent contribution of $755. The total contributions to the 401(k) plan were $3,106 and $3,104 in 2009 and 2008, respectively.

Grant-Date Fair Value:    We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2010, 2009 and 2008 were calculated using the following assumptions:

	2010	2009	2008
Expected life (in years)	5	5	5
Weighted-average expected volatility	50.88%	45.36%	36.07%
Expected volatility	50.8% - 51.6%	44.73% - 50.5%	35.63% - 38.98%
Risk-free interest rate	2.07%	1.58%	3.25%
Expected dividend yield	1.35%	1.82%	1.13%
Weighted-average fair value of grants	$8.49	$5.20	$8.25

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

Expense

We use the straight-line attribution method to recognize expense for all option awards with graded vesting and restricted stock awards with graded and cliff vesting. Expense is recognized over the requisite service period, which for us is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 82 percent and 88 percent of our unvested outstanding options and restricted stock awards will vest, respectively.

Total share-based compensation expense was $6,405, $5,668 and $4,318 for 2010, 2009 and 2008, respectively. Included in these amounts was stock option expense of $3,969, $3,129 and $2,261, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2010, 2009 and 2008, there was $509, $201 and $433 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $10,732 at November 27, 2010 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of November 27, 2010, $5,644 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation costs related to unvested restricted stock awards is $3,038 as of November 27, 2010 and is expected to be recognized over a weighted-average period of 1.7 years.

Share-based Activity

A summary of option activity as of November 27, 2010, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2009	2,743,223	$15.68
Granted	627,756	20.59
Exercised	(358,421)	11.02
Forfeited or Cancelled	(192,090)	20.27

Outstanding at November 27, 2010	2,820,468	$18.25

The fair value of options granted during 2010, 2009 and 2008 was $5,327, $5,038 and $3,705, respectively. Total intrinsic value of options exercised during 2010, 2009 and 2008 was $3,542, $315 and $713, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 27, 2010 were $3,950.

The following table summarizes information concerning outstanding and exercisable options as of November 27, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Life[1]	Price[2]	Value[3]	Options	Life[1]	Price[2]	Value[3]
$10.01-$15.00	1,281,845	5.8	$13.90	$9,188	713,728	4.1	$13.76	$5,218
$15.01-$20.00	416,630	6.3	17.46	1,505	312,630	5.3	16.67	1,376
$20.01-$25.00	603,673	9.0	20.64	298	11,985	7.4	20.93	1
$25.01-$30.00	518,320	6.6	26.84	—	325,428	6.5	26.88	—

	2,820,468	6.7	$18.25	$10,991	1,363,771	4.9	$17.62	$6,595

1	Represents the weighted-average remaining contractual life in years.

2	Represents the weighted-average exercise price.

3	Represents the aggregate intrinsic value, in thousands, based on our closing stock price on the last trading day of the quarter for in-the-money options.

A summary of nonvested restricted stock activity as of November 27, 2010, and changes during the year then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7
Granted	71,770	155,757	227,527	21.06	2.8
Vested	(13,583)	(52,059)	(65,642)	26.79	—
Forfeited	(29,513)	(10,973)	(40,486)	18.81	1.6

Nonvested at November 27, 2010	111,940	365,829	477,769	$19.17	1.7

Total fair value of restricted stock vested during 2010, 2009, and 2008 was $1,441, $1,245 and $2,474, respectively. The total fair value of nonvested restricted stock at November 27, 2010 was $10,067.

We repurchased 17,804, 24,808 and 30,383 restricted stock shares during 2010, 2009 and 2008, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. We anticipate that approximately 53,000 restricted shares will be repurchased in fiscal 2011 to satisfy minimum tax withholdings.

Deferred compensation units are fully vested at the date of contribution. Deferred compensation units outstanding as of November 27, 2010 and changes during the year then ended were as follows:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2009	268,863	97,641	366,504
Participant contributions	17,133	3,431	20,564
Company match contributions[1]	28,073	714	28,787
Payouts	(36,724)	(12,988)	(49,712)

Units outstanding November 27, 2010	277,345	88,798	366,143

1	The non-employee directors’ company match includes 24,924 deferred compensation units paid as discretionary awards to all non-employee directors.

The fair value of non-employee directors company matches for 2010, 2009 and 2008 was $66, $63 and $61, respectively. The fair value of the non-employee directors’ discretionary award for 2010, 2009 and 2008 was $490, $490 and $420, respectively. The fair value of employee company matches for 2010, 2009 and 2008 $15, $15 and $34, respectively.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2010, 2009 and 2008 follow.

Other income (expense), net	2010	2009	2008
Foreign currency transaction losses, net	$(136)	$(3,600)	$(2,021)
Gains on investments and company owned life insurance	(123)	147	7
Amortization of investments in partnerships accounted for under the cost method that generate low-income housing tax credits	—	(33)	(195)
Interest income	646	1,099	6,159
Roanoke litigation settlement	—	18,750	—
Gain on disposal of fixed assets	1,588	359	61
Other, net	597	(739)	(1,217)

Total other income (expense), net	$2,572	$15,983	$2,794

Research and development expenses (included in selling, general and administrative expenses)	$19,294	$16,992	$16,514

Balance Sheet Information

Additional details of balance sheet amounts as of November 27, 2010 and November 28, 2009 follow.

Inventories:	2010	2009
Raw materials	$64,404	$61,849
Finished goods	76,450	72,513
LIFO reserve	(19,233)	(17,455)

Total inventories	$121,621	$116,907

Other current assets:
Other receivables	$11,386	$10,502
Prepaid income taxes	19,694	12,054
Deferred income tax asset	9,525	10,906
Prepaid expenses	16,659	17,930
Other current assets	435	1,305

Total other current assets	$57,699	$52,697

Property, plant and equipment:
Land	$44,530	$42,612
Buildings and improvements	232,132	232,910
Machinery and equipment	517,664	529,138
Construction in progress	12,478	10,861

Total, at cost	806,804	815,521
Accumulated depreciation	(555,729)	(562,221)

Net property, plant and equipment	$251,075	$253,300

Other assets:	2010	2009
Investments and company owned life insurance	$15,071	$15,256
Equity method investments	36,341	30,772
Cost method investments	3,579	3,404
Long-term deferred tax asset	49,849	61,948
Prepaid pension costs	5,386	1,707
Other long-term assets	18,052	15,471

Total other assets	$128,278	$128,558

Income taxes payable:
Current income taxes payable	$3,319	$5,131
Current deferred income tax liability	1,612	1,130

Total income taxes payable	$4,931	$6,261

Other accrued expenses:
Taxes other than income taxes	$6,338	$6,472
Interest	2,307	1,534
Product liability	1,753	2,562
Accrued expenses	18,509	14,859

Total other accrued expenses	$28,907	$25,427

Other liabilities:
Asset retirement obligation	$1,369	$1,395
Long-term deferred tax liability	7,636	5,334
Long-term deferred compensation	4,225	4,229
Product liability	400	1,554
Postretirement other than pension	20,082	31,252
Other long-term liabilities	10,256	13,034

Total other liabilities	$43,968	$56,798

Additional details on the trade receivables allowance for 2010, 2009 and 2008 follow.

	2010	2009	2008
Balance at beginning of year	$7,119	$5,563	$6,297
Charged to expenses	1,222	5,139	1,860
Write-offs/adjustments	(2,201)	(3,931)	(2,183)
Effect of exchange rates	(245)	348	(411)

Balance at end of year	$5,895	$7,119	$5,563

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Medicare Part D Subsidy tax adjustment	(1,484)	(1,484)	—
Defined benefit pension plans adjustment, net of taxes of $75,468	(135,212)	(135,212)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

	November 28, 2009
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$79,010	$79,023	$(13)
Interest rate swap, net of taxes of $96	(249)	(249)	—
Defined benefit pension plans adjustment, net of taxes of $76,990	(137,838)	(137,838)	—

Total accumulated other comprehensive income (loss)	$(59,077)	$(59,064)	$(13)

	November 29, 2008
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$12,239	$12,265	$(26)
Interest rate swap, net of taxes of $42	(110)	(110)	—
Defined benefit pension plans adjustment, net of taxes of $27,385	(49,209)	(49,209)	—

Total accumulated other comprehensive income (loss)	$(37,080)	$(37,054)	$(26)

Note 5:    Impairment of Long-lived Assets

During the second quarter of 2010, we decided to exit our polysulfide-based insulating glass product line in Europe. This is a commodity product line that was failing to meet return on gross investment targets. Exiting this product line improves the profitability profile of our EIMEA operating segment. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded exit costs and impairment charges of $11,368 ($8,440 after tax). Pre-tax asset impairment charges of $8,785 were recorded to write-down the value of intangible assets. A write-down of property, plant and equipment of $608 was recorded in cost of sales. Exit costs of $1,975 were also recorded ($1,223 was recorded in cost of sales and $752 was recorded in SG&A expense).

Note 6:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of November 27, 2010 and November 28, 2009, follows. Changes in the goodwill balances relate to changes in allocations, foreign currency exchange rates and activity from acquisitions (see Note 2).

	2010	2009
North America	$38,659	$40,256
EIMEA	45,169	49,057
Latin America	5,051	5,370
Asia Pacific	20,091	9,048

Total	$108,970	$103,731

Additional details on the goodwill balance for 2010 and 2009 follow.

	2010	2009
Balance at beginning of year	$103,731	$88,823
Revertex Finewaters acquisition (Note 2)	12,289	—
Nordic Adhesive acquisition/earn-out (Note 2)	805	2,717
Construction Products impairment	—	(790)
Currency effect	(7,855)	12,981

Balance at end of year	$108,970	$103,731

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our analysis as of November 27, 2010 indicated that there was no goodwill impairment.

Of the goodwill balance of $108,970 as of November 27, 2010, $25,322 resides in the North America adhesives reporting unit and $45,169 resides in EIMEA. In both of these reporting units, the calculated fair value exceeded the carrying value of the net assets by a significant margin. The construction products reporting unit, which resides in the North America segment, had a goodwill balance of $13,337 as of November 27, 2010. The calculated fair value of this reporting unit exceeded its carrying value by approximately 64 percent. The goodwill balance in the Asia Pacific segment of $20,091 as of November 27, 2010 included $12,289 of goodwill from the recent Revertex Finewaters acquisition in Malaysia. The calculated fair value of this reporting unit exceeded its carrying value by approximately 41 percent.

In the fourth quarter of 2008, we determined that the fair value of our construction products reporting unit, within the North America operating segment, was less than the carrying value of its assets, including goodwill. As a result a pretax impairment charge of $85,000 ($52,838 after tax), was recorded in the fourth quarter of 2008. The $85,000 pretax charge was an estimated amount as of our fiscal 2008 year-end. The final valuation work was completed in the first quarter of 2009 and resulted in an additional pretax impairment charge of $790 ($496 after tax). The amount of goodwill assigned to the construction products reporting unit was $99,127 prior to any impairment charges. After the final valuation and additional impairment charge the goodwill balance for construction products is $13,337.

See Note 1 for further information of our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of November 27, 2010
Original cost	$10,008	$156,570	$16,573	$183,151
Accumulated amortization	(3,174)	(42,975)	(6,385)	(52,534)

Net identifiable intangibles	$6,834	$113,595	$10,188	$130,617

Weighted average useful lives (in years)	12	19	15	18

As of November 28, 2009
Original cost	$31,929	$151,100	$16,846	$199,875
Accumulated amortization	(25,108)	(28,931)	(5,653)	(59,692)

Net identifiable intangibles	$6,821	$122,169	$11,193	$140,183

Weighted average useful lives (in years)	10	19	15	17

In the second quarter of 2010, we wrote down the value of intangible assets by $8,785 as a result of our exiting our polysulfide-based insulating glass product line in Europe. For further information see Note 5.

Amortization expense with respect to amortizable intangible assets was $10,950, $12,038 and $11,803 in 2010, 2009 and 2008, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2011	2012	2013	2014	2015	Thereafter
Amortization Expense	$9,866	$9,744	$9,640	$9,549	$9,302	$82,516

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 27, 2010 and November 28, 2009 totaling $900 and $1,017, respectively, relate to the trademarks / trade names. The change in non-amortizable assets in 2010 compared to 2009 was due to changes in currency exchange rates.

Note 7:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $27,243 at November 27, 2010. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 8.6 percent, 9.0 percent and 11.1 percent in 2010, 2009 and 2008, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 27, 2010.

Long-Term Debt

Long-Term Debt, including Capital Lease Obligations	Weighted- Average Interest Rate at November 27, 2010	Fiscal Year Maturity Date	2010	2009
U.S. dollar obligations:
Senior notes	7.29%	2010	$—	$37,000
Revolving credit line	2.26%	2013	—	92,000
Term Loan	0.94%	2013	69,375	75,000
Senior Notes, Series A1	2.13%	2017	17,888	277
Senior Notes, Series B2	2.14%	2017	34,900	547
Senior Notes, Series C3	3.26%	2020	36,315	514
Senior Notes, Series D4	5.61%	2020	65,000	—

Total debt			223,478	205,338
Less: current installments			(22,500)	(42,625)

Total long-term debt, excluding current installments			$200,978	$162,713

1	Senior Notes, Series A, due December 16, 2016, swapped to a floating rate

2	Senior Notes, Series B, due February 24, 2017, swapped to a floating rate

3	Senior Notes, Series C, due December 16, 2019, $25,000 swapped to a floating rate

4	Senior Notes, Series D, due February 24, 2020

On December 16, 2009, we entered into a note purchase agreement under which we agreed to issue $150,000 in aggregate principal amount of senior unsecured notes to a group of private investors. The $150,000 was split into four non-amortizing tranches:

•	$17,000 5.13% Senior Notes, Series A, due December 16, 2016 (7-year)

•	$33,000 5.13% Senior Notes, Series B, due February 24, 2017 (7-year)

•	$35,000 5.61% Senior Notes, Series C, due December 16, 2019 (10-year)

•	$65,000 5.61% Senior Notes, Series D, due February 24, 2020 (10-year)

Funding of the $150,000 occurred in two waves. The first funding of Senior Notes, Series A and C, in the amount of $52,000, occurred on December 16, 2009. The second funding of Senior Notes, Series B and D, in the amount of $98,000, occurred on February 24, 2010.

The Senior Notes priced on November 13, 2009. At that time, the agreements became legally binding and commitment to borrow the prescribed funds at the fixed rate constituted a firm commitment. Also on November 13, 2009 we entered into interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75,000 of the private placement debt. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month London Interbank Offered Rate (LIBOR) (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and $25,000 of our Series C Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. See Note 11 for additional information.

Long-term debt had an estimated fair value of $231,770 and $202,870 as of November 27, 2010 and November 28, 2009, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of November 27, 2010, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term	$200,000	$0	$200,000

A revolving credit agreement with a consortium of financial institutions accounted for the entire committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that can be drawn upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows us to increase the aggregate credit facility size to up to $275,000. Exercise of the accordion feature requires the approval of the consortium of financial institutions. Interest is payable at the LIBOR plus 1.95 percent. A facility fee of 0.30 percent is payable quarterly. Both the interest rate and the facility fee are based on a rating grid. The credit facility expires on June 19, 2013.

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At November 27, 2010 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow.

Fiscal Year	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$22,500	$24,375	$22,500	$0	$0	$154,103

Note 8:    Income Taxes

Income before income taxes and income from equity method investments	2010	2009	2008
United States	$51,271	$78,226	$(42,969)
Non-U.S.	36,447	36,394	53,177

Total	$87,718	$114,620	$10,208

Components of the provision for income tax expense (benefit)	2010	2009	2008
Current:
U.S. Federal	$4,822	$(7,377)	$6,943
State	(586)	(574)	1,334
Non-U.S.	11,728	10,685	14,536

	15,964	2,734	22,813

Deferred:
U.S. Federal	9,028	31,370	(23,638)
State	811	3,074	(3,314)
Non-U.S.	(496)	(450)	(1,554)

	9,343	33,994	(28,506)

Total	$25,307	$36,728	$(5,693)

Reconciliation of effective income tax rate	2010	2009	2008
Statutory U.S. federal income tax rate	$30,701	$40,117	$3,572
State income taxes, net of federal benefit	1,495	2,470	(99)
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	3,464	2,199	3,323
Foreign tax credits	(3,464)	(839)	(3,139)
Non-U.S. taxes	(2,868)	(3,062)	(1,398)
Interest income not taxable in the U.S.	(2,402)	(2,629)	(2,451)
Reduction in unrecognized tax benefits	(3,231)	—	—
Change in valuation allowance	615	(123)	(5,420)
Other	997	(1,405)	(81)

Total	$25,307	$36,728	$(5,693)

Deferred income tax balances at each year-end related to	2010	2009
Depreciation and amortization	$(2,687)	$(971)
Employee benefit costs	42,000	43,155
Foreign tax credit carryforward	2,091	4,623
Tax loss carryforwards	12,661	11,082
Other	(436)	11,389

	53,629	69,278
Valuation allowance	(3,503)	(2,888)

Net deferred tax assets	$50,126	$66,390

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension adjustments.

Net deferred taxes as presented on the Consolidated Balance Sheets	2010	2009
Deferred tax assets:
Current	$9,525	$10,906
Non-current	49,849	61,948
Deferred tax liabilities:
Current	(1,612)	(1,130)
Non-current	(7,636)	(5,334)

Net deferred tax assets	$50,126	$66,390

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The net change in the valuation allowance of $615 during the year ended November 27, 2010, is primarily due to an increase for non-U.S. tax loss carry forwards and the removal of the valuation allowance for U.S. state tax loss carry forwards.

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. We believe it is more-likely-than-not that forecasted income, together with the tax effects of the deferred tax liabilities and tax planning strategies, will be sufficient to fully recover the net deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

U.S. income taxes have not been provided on approximately $407,720 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. If any portion of these earnings were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus available foreign tax credit carryovers, if any. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $35,353 in twelve different countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $24,744 can be carried forward indefinitely, while the remaining $10,609 of tax losses must be utilized during 2011 to 2019.

The U.S. has a foreign tax credit carryforward of $2,091 that will expire in 2019.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for fiscal year ended November 27, 2010. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months except for decreases of $549 related to lapses in applicable statutes of limitation.

2010
Balance as of November 28, 2009	$10,780

Tax positions related to the current year:
Additions	425
Reductions	(82)

Tax positions related to prior years:
Additions	1,397
Reductions	(5,493)
Settlements	(578)
Lapses in applicable statutes of limitation	(115)

Balance as of November 27, 2010	$6,334

Included in the balance of unrecognized tax benefits as of November 27, 2010, are potential benefits of $5,348 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended November 27, 2010, we recognized a net benefit for interest and penalties of $978 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,452 as of November 27, 2010. For the fiscal year ended November 28, 2009, we recognized net interest and penalties of $299 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,457 as of November 28, 2009.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2006 or Swiss income tax examination for years prior to 2007. During 2010, we have concluded a U.S. federal audit covering 2006–2008. There have been no Swiss income tax examination for 2007 and subsequent years. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

Note 9:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 49,194,251 and 48,657,618 shares issued and outstanding at November 27, 2010 and November 28, 2009, respectively. Dividends of $0.2780, $0.2700 and $0.2625 per share were declared and paid in 2010, 2009 and 2008, respectively.

On January 24, 2008, the board of directors authorized a share repurchase program of up to $200,000 of our outstanding common shares after having completed a $100,000 stock buyback program authorized on July 11, 2007. Under both programs, at our discretion, we were authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The primary source of funding for the programs was cash held in the United States and debt financing. The timing of such repurchases was dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid in capital. When additional paid in capital was exhausted, the excess reduced retained earnings.

The January 24, 2008 share repurchase program was completed in 2008 and 9,129,915 shares were repurchased. Under the July 11, 2007 share repurchase program, the final 2,086 shares were repurchased in 2008.

On September 30, 2010, the board of directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. As of November 27, 2010, no shares have been repurchased under this new program.

Common Shares Outstanding	2010	2009	2008
Beginning balance	48,657,618	48,447,610	57,436,515
Stock options exercised	358,421	58,915	94,689
Deferred compensation paid	37,862	31,777	24,327
Restricted units vested	13,565	12,413	18,851
Restricted shares granted	155,757	147,258	84,206
Shares withheld for taxes	(17,804)	(24,808)	(30,385)
Restricted shares forfeited	(11,168)	(15,547)	(48,592)
Shares repurchased under repurchase plan	—	—	(9,132,001)

Ending balance	49,194,251	48,657,618	48,447,610

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

Note 10:    Pension and Postretirement Benefits

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on years of service and employees’ average compensation during their five highest out of the last ten years of service. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. Other U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $7,178 and $6,599 in 2010 and 2009, respectively.

In fiscal 2009, we adopted new accounting guidance requiring us to change our measurement date from August 31 to our fiscal year end for plan assets of defined benefit pension and other postretirement benefit plans. The adjustments to retained earnings and accumulated other comprehensive income due to the measurement date change as of November 28, 2009 were as follows:

	U.S. Plans	Non-U.S. Plans	Other Postretirement Plans
Retained earnings, net of tax	$167	$(178)	$40
Retained earnings, pretax	274	(426)	65
Accumulated other comprehensive income, net of tax	32	180	(71)
Accumulated other comprehensive income, pretax	53	254	(116)

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of November 27, 2010 and November 28, 2009:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2010	2009	2010	2009	2010	2009
Benefit obligation at beginning of year	$302,100	$248,306	$149,492	$117,373	$56,864	$48,089
Service cost	5,496	5,527	1,030	1,147	542	519
Interest cost	17,104	21,298	6,990	8,674	2,923	3,937
Participant contributions	—	—	169	—	661	1,187
Plan amendments	—	—	—	—	(326)	—
Actuarial (gain)/loss	5,561	45,266	423	12,231	(5)	10,720
Other	—	—	—	—	—	380
Curtailments	—	—	—	(438)	—	—
Settlement	—	—	(1,195)	—	—	—
Benefits paid	(14,616)	(18,297)	(5,757)	(7,076)	(5,020)	(7,968)
Currency change effect	—	—	(13,106)	17,581	—	—

Benefit obligation at end of year	315,645	302,100	138,046	149,492	55,639	56,864

Change in plan assets:
Fair value of plan assets at beginning of year	279,036	221,974	127,892	77,604	28,101	38,412
Actual return on plan assets	32,000	(11,572)	4,891	(10,763)	2,406	(6,004)
Employer contributions	5,308	86,930	662	54,508	9,130	2,475
Participant contributions	—	—	169	—	661	1,186
Benefits paid¹	(14,616)	(18,297)	(1,578)	(2,028)	(5,020)	(7,968)
Currency change effect	—	—	(12,475)	8,571	—	—

Fair value of plan assets at end of year	301,728	279,036	119,561	127,892	35,278	28,101
Plan assets in excess of (less than) benefit obligation as of year end	$(13,917)	$(23,064)	$(18,485)	$(21,600)	$(20,361)	$(28,763)

1	Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
Unrecognized actuarial loss	$113,377	$116,051	$59,790	$57,633	$54,875	$60,977
Unrecognized prior service cost (benefit)	68	134	(34)	(39)	(19,838)	(24,149)

Ending balance	$113,445	$116,185	$59,756	$57,594	$35,037	$36,829

Statement of financial position as of fiscal year-end:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
Non-current assets	$5,386	$—	$—	$1,707	$—	$—
Accrued benefit cost
Current liabilities	(1,497)	(1,519)	(681)	(787)	(279)	(273)
Non-current liabilities	(17,806)	(21,545)	(17,804)	(22,520)	(20,082)	(28,490)

Ending balance	$(13,917)	$(23,064)	$(18,485)	$(21,600)	$(20,361)	$(28,763)

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $347,648 at November 27, 2010 and $335,431 at November 28, 2009. The accumulated benefit obligation of the non-U.S. pension plans was $132,953 at November 27, 2010 and $143,745 at November 28, 2009.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 27, 2010 and November 28, 2009:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Accumulated benefit obligation	$74,340	$75,644	$66,363	$136,449
Fair value of plan assets	35,278	28,101	51,517	117,632

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 27, 2010 and November 28, 2009:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Projected benefit obligation	$74,942	$358,965	$138,046	$140,938
Fair value of plan assets	35,278	307,138	119,561	117,632

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Employer contributions
2011	$1,497	$3,365	$4,406
Expected benefit payments
2011	$15,333	$5,623	$4,406
2012	15,648	5,794	4,345
2013	16,098	5,989	4,278
2014	16,687	6,409	4,244
2015	17,341	6,831	4,215
2016-2020	99,306	35,574	20,672

Components of net periodic benefit cost and other supplemental information for the years ended November 27, 2010, November 28, 2009, and November 29, 2008 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$5,496	$4,422	$5,396	$1,030	$942	$1,123	$542	$415	$1,455
Interest cost	17,104	17,038	16,460	6,990	7,679	7,675	2,923	3,150	4,816
Expected return on assets	(26,231)	(22,770)	(24,849)	(7,833)	(7,406)	(8,787)	(2,734)	(3,361)	(3,886)
Amortization:
Prior service cost	66	103	197	(4)	(4)	(5)	(4,636)	(4,636)	(922)
Actuarial (gain)/ loss	2,467	110	143	2,525	1,008	213	6,332	4,172	3,731
Transition amount	—	—	—	—	20	22	—	—	—
Curtailment (gain)/ loss	—	—	(1,042)	—	—	—	—	—	—
Settlement charge/ (credit)	—	—	(997)	928	—	—	—	—	—

Net periodic benefit cost (benefit)	$(1,098)	$(1,097)	$(4,692)	$3,636	$2,239	$241	$2,427	$(260)	$5,194

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of November 27, 2010
Amortization of prior service cost (benefit)	$66	$(4)	$(4,693)
Amortization of net actuarial (gain) loss	6,004	2,619	5,933

	$6,070	$2,615	$1,240

Weighted-average assumptions used to Determine benefit obligations	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.46%	5.69%	6.93%	5.09%	5.16%	5.82%	4.96%	5.30%	6.79%
Rate of compensation increase	4.17%	4.19%	4.18%	2.15%	2.21%	2.14%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.69%	6.93%	6.25%	5.18%	5.82%	5.48%	5.30%	6.79%	6.25%
Expected return on plan assets	7.90%	8.75%	9.00%	6.68%	8.40%	7.94%	8.75%	8.75%	8.75%
Rate of compensation increase	4.19%	4.18%	4.23%	2.15%	2.21%	3.31%	NA	N/A	N/A

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

Assumed health care trend rates	2010	2009	2008
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2015	2015	2015

The rate of increase in health care cost levels is expected to be 7.00 percent in the year 2011. The company’s retiree medical plan was modified during 2008 with changes going into effect December 1, 2008. Changes include the elimination of certain benefits, increases in co-pay amounts and changes in options for medical coverage. The financial impact was to reduce the accumulated postretirement benefit obligation as of November 29, 2008 by $25,663.

Sensitivity Information:    A one-percentage point change in the health care cost trend rate would have the following effects on the November 27, 2010 service and interest cost and the accumulated postretirement benefit obligation at November 27, 2010:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$12	$(11)
Effect on accumulated postretirement benefit obligation	$105	$(99)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2010 and 2009 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2010	2010	2009	2010	2010	2009	2010	2010	2009
Asset Category
Equities	60.0%	59.7%	49.5%	46.1%	46.6%	55.5%	0.0%	0.0%	0.0%
Fixed income	40.0%	39.2%	49.9%	53.9%	53.1%	2.2%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	98.1%	97.6%
Cash	0.0%	1.1%	0.6%	0.0%	0.3%	42.3%	0.0%	1.9%	2.4%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

Plan Asset Management

Plan assets are held in trust and invested in mutual funds, separately managed accounts and other commingled investment vehicles holding U.S. and non-U.S. equity securities, fixed income securities and other investment classes. We employ a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Futures and options may also be used to enhance risk-adjusted long-term returns while improving portfolio diversification and duration. Risk management is accomplished through diversification across asset classes, utilization of multiple investment managers and general plan-specific investment policies. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and our assessment of our overall liquidity position. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plans’ active investment strategies employ multiple investment management firms which in aggregate cover a range of investment styles and approaches. Performance is monitored and compared to relevant benchmarks on a regular basis

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2010 and 2009. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2010 we moved our assets to the target asset allocation mix of 60 percent equities and 40 percent fixed income and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2011.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom and Canada. During 2010 we moved our assets for several of the non-U.S. pension plans towards the specific target asset allocation mix determined for each plan to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2011.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2010 and 2009. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

In fiscal 2010 we adopted new accounting guidance requiring additional disclosures for plan assets of defined benefit pension and other postretirement benefit plans. This guidance requires that we categorize plan assets within a three-level fair value hierarchy as described in Note 13.

U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$104,156	$76,094	$—	$180,250
Fixed income	50,407	67,171	688	118,266
Cash	3,212	—	—	3,212

Total	$157,775	$143,265	$688	$301,728

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$27,332	$28,427	$—	$55,759
Fixed income	40,461	22,992	—	63,453
Cash	349	—	—	349

Total	$68,142	$51,419	$—	$119,561

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	—	—	34,599	34,599
Cash	679	—	—	679

Total	$679	$—	$34,599	$35,278

The definitions of fair values of our pension and other postretirement benefit plan assets at November 27, 2010 by asset category are as follows:

Equities—Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: i) U.S. and non-U.S. equity securities and mutual funds valued at closing prices from national exchanges; and ii) commingled funds valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments.

Fixed income—Primarily corporate and government debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include i) mutual funds valued at closing prices from national exchanges, ii) corporate and government debt securities valued at closing prices from national exchanges, iii) commingled funds valued at unit values or net asset value provided by the investment managers, which are based on the fair value of the underlying investments, and iv) an annuity contract, the value of which is determined by the provider and represents the amount the plan would receive if the contract were cashed out at year-end.

Insurance—Insurance contracts for purposes of funding postretirement medical benefits. Fair values are the cash surrender values as determined by the providers which are the amounts the plans would receive if the contracts were cashed out at year end.

Cash—Cash balances on hand, accrued income and pending settlements of transactions for purposes of handling plan payments. Fair values are the cash balances as reported by the Trustees of the plans.

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended November 27, 2010:

U.S. Pension Plans	Equity	Fixed Income	Insurance	Total
Level 3 balance at beginning of year	$—	$750	$—	$750
Purchases, sales, issuances and settlements, net	—	(62)	—	(62)

Level 3 balance at end of year	$—	$688	$—	$688

Other Postretirement Benefits	Equity	Fixed Income	Insurance	Total
Level 3 balance at beginning of year	$—	$—	$27,436	$27,436
Net transfers into / (out of) level 3	—	—	4,356	4,356
Purchases, sales, issuances and settlements, net	—	—	(249)	(249)
Net gains/(losses)	—	—	3,056	3,056

Level 3 balance at end of year	$—	$—	$34,599	$34,599

Note 11:    Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colones, Chinese renminbi, Indian rupee, Honduran lempira and Malaysian ringgit.

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

Foreign currency derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods in which the derivative instruments were outstanding. See Note 13 for the fair value amounts of these derivative instruments.

As of November 27, 2010, we had forward foreign currency contracts maturing between December 2, 2010 and September 12, 2011. The mark-to-market effect associated with foreign currency contracts outstanding at each year end were a loss of $1,419, $471 and $502 in 2010, 2009 and 2008, respectively. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Effective November 13, 2009, we entered into interest rate swap agreements to convert all of Series A, all of Series B, and $25,000 of Series C from our new Senior Notes agreement to variable interest rates. The swaps convert our Series A Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent, our Series B Senior Notes from a fixed rate of 5.13 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent, and the $25 million of Series C Senior Notes from a fixed rate of 5.61 percent to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent. The change in the fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,103 at November 27, 2010 and was included in long-term debt in the consolidated balance sheets. See Note 7 for additional information. The fair values of the swaps in total were an asset of $3,896 at November 27, 2010 and were included in other assets in the consolidated balance sheets. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the consolidated statements of income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculations as of November 27, 2010 resulted in additional income of $81 for the year as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 27, 2010 and November 28, 2009, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 27, 2010 are:

Fiscal Year	2011	2012	2013	2014	2015	Remainder	Total Minimum Lease Payments
Operating Leases	$5,593	$3,573	$1,961	$722	$323	$313	$12,485

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $9,626, $8,138 and $7,519 in 2010, 2009 and 2008, respectively.

Servicing Agreement:    In 2005, we engaged Accenture LLP to assist in delivering Information Technology. This original contract was scheduled to run through 2015. In the second quarter of 2009, we announced our decision to bring certain Information Technology roles and services back into H.B. Fuller and we revised our contract with Accenture. This revision decreased our future contractual obligations to Accenture. Actual expenditures under the Accenture agreement for the years ended November 27, 2010 and November 28, 2009 were $6,506 and $10,075, respectively. Of the costs incurred, $29 and $869 were capitalized in 2010 and 2009, respectively. The future contractual obligations to Accenture in each of the years indicated based on the revised contract in place at November 27, 2010 are:

Fiscal Year	2011	2012	2013	2014	Total Contractual Obligations
Servicing Agreement	$5,120	$4,482	$3,594	$1,280	$14,476

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of November 27, 2010, $1,214 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

As of November 27, 2010, we had recorded $2,935 as the best probable estimate of aggregate liabilities for costs of environmental investigation and remediation, inclusive of the accrual related to the Sorocaba facility described above. These estimates are based primarily upon internal or third-party environmental studies, assessments as to our responsibility, the extent of the contamination and the nature of required remedial actions. Our current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. Recorded liabilities are adjusted as further information is obtained or circumstances change.

While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we do not believe that these matters, individually or in aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

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

We have been named as a defendant in lawsuits in various courts in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 25 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many of these cases, the plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to products containing asbestos, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and, in some cases, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required in some cases to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance polices, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers have been brought into the action to address issues related to the scope of their coverage. The lawsuit is in its early stages.

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amount to be paid to the claimants in exchange for a full release of claims. Of this amount, our insurers had committed to pay $2,043 based on a probable liability of $4,114. From the time of the settlement through the third quarter of 2010 we contributed $1,674 toward settlements related to this agreement and insurers paid $892 of that amount. Our best estimate for the settlement amounts yet to be paid related to this agreement is $800 with insurers expected to pay $510 of that amount. We no longer expect to pay the maximum amounts of the annual settlements, therefore our accrual is now recorded on an undiscounted basis.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended November 27, 2010	Year Ended November 28, 2009	Year Ended November 29, 2008
Lawsuits and claims settled	4	7	5
Settlements reached	$458	$846	$808
Insurance payments received or expected to be received	$366	$595	$599

Of the four asbestos-related lawsuits settled, one was settled in the fourth quarter for $10 and our insurers have paid or are expected to pay $7 of that amount.

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liability for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of November 27, 2010, our probable liabilities and insurance recoveries related to asbestos claims, inclusive of the amounts related to the group settlement described above, were $1,270 and $867, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims

(including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 13:    Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 27, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	November 27, 2010	Level 1	Level 2	Level 3
Assets:
Marketable securities	$61,474	$61,474	$—	$—
Derivative assets	1,249	—	1,249	—
Interest rate swaps	3,896	—	3,896	—
Liabilities:
Derivative liabilities	$2,668	$—	$2,668	$—

Note 14:    Operating Segments

We report our operating segments in four geographic regions: North America, EIMEA, Latin America and Asia Pacific, in accordance with accounting standards codified in FASB ASC 280, “Segment Reporting”. The Vice Presidents of each region report directly to the Chief Executive Officer and are held accountable for, and are compensated based upon, the performance of the entire operating segment for which they are responsible. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a “where-used” basis as financial performance is assessed at the total operating segment level.

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

Beginning in 2010 we changed the name of our EMEA operating segment to EIMEA (Europe, India, Middle East and Africa). This is to acknowledge that the financial results of our entity in India are now included in this operating segment. Our India entity began operations in the second half of 2009 and for that period the results were included in our Asia Pacific operating segment. The 2009 results have been reclassified to the EIMEA operating segment.

Reportable operating segment financial information for all periods presented follows:

	2010	2009	2008
Net revenue
North America	$567,223	$532,831	$598,602
EIMEA	404,751	365,275	433,100
Latin America	229,319	216,742	229,525
Asia Pacific	154,868	119,811	130,327

Total	$1,356,161	$1,234,659	$1,391,554

Inter-segment sales
North America	$40,569	$27,739	$32,523
EIMEA	9,846	8,380	11,114
Latin America	13	59	2,495
Asia Pacific	7,027	2,748	2,559

Operating income
North America	$73,048	$70,138	$58,340
EIMEA	13,962	22,918	35,730
Latin America	11,339	9,696	7,766
Asia Pacific	5,996	4,409	7,721

Total	$104,345	$107,161	$109,557

Depreciation and amortization
North America	$22,132	$27,258	$25,972
EIMEA	11,124	12,192	12,524
Latin America	4,491	4,935	5,131
Asia Pacific	3,453	2,362	2,545

Total	$41,200	$46,747	$46,172

Total assets[1]
North America	$355,146	$394,692	$393,039
EIMEA	294,105	322,109	290,425
Latin America	158,758	140,766	160,323
Asia Pacific	145,152	94,226	78,636
Corporate	200,296	148,652	158,905

Total	$1,153,457	$1,100,445	$1,081,328

Capital expenditures
North America	$6,204	$3,856	$7,358
EIMEA	10,080	6,544	5,410
Latin America	2,918	1,589	3,632
Asia Pacific	10,673	5,580	1,557
Corporate	6,035	5,169	2,002

Total	$35,910	$22,738	$19,959

1

Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from before income taxes and income from equity method investments

	2010	2009	2008
Operating income	$104,345	$107,161	$109,557
Asset impairment charges	(8,785)	(790)	(87,410)
Other income, net	2,572	15,983	2,794
Interest expense	(10,414)	(7,734)	(14,733)

Income before income taxes and income from equity method investments	$87,718	$114,620	$10,208

Financial information about geographic areas

	Net Revenue
	2010	2009	2008
United States	$556,407	$520,840	$578,199
All other countries with less than 10 percent of total	799,754	713,819	813,355

Total	$1,356,161	$1,234,659	$1,391,554

	Property, Plant and Equipment, net
	2010	2009	2008
United States	$124,124	$128,131	$139,214
Germany	32,993	38,376	34,654
All other countries with less than 10 percent of total	93,958	86,793	78,890

Total	$251,075	$253,300	$252,758

Note 15:    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2010
	Q1	Q2	Q3	Q4
Net revenue	$309,442	$347,908	$338,568	$360,243
Gross profit	97,679	101,108	96,274	102,120
Selling, general and administrative expenses	(71,448)	(75,292)	(73,584)	(72,512)
Asset impairment charges	—	(8,785)	—	—

Net income attributable to H.B. Fuller	$18,952	$11,011	$18,978	$21,936

Basic Income per share	$0.39	$0.23	$0.39	$0.45

Diluted Income per share	$0.38	$0.22	$0.38	$0.44

Weighted-average common shares outstanding
Basic	48,491	48,572	48,595	48,740
Diluted	49,494	49,613	49,585	49,740

	2009
	Q1	Q2	Q3	Q4
Net revenue	$278,563	$299,193	$315,329	$341,573
Gross profit	74,999	89,408	100,415	106,480
Selling, general and administrative expenses	(62,606)	(61,516)	(68,324)	(71,695)
Asset impairment charges	(790)	—	—	—

Net income attributable to H.B. Fuller	$6,116	$17,558	$35,413	$24,567

Basic Income per share	$0.13	$0.36	$0.73	$0.51

Diluted Income per share	$0.13	$0.36	$0.72	$0.50

Weighted-average common shares outstanding
Basic	48,288	48,305	48,343	48,364
Diluted	48,924	48,927	49,242	49,376

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of November 27, 2010, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of November 27, 2010. In making this assessment, it used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of November 27, 2010, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s independent auditors have issued an attestation report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 35.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s independent auditors, appears on page 35.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of shareholders to be held on April 14, 2011 (the “2011 Proxy Statement”) are incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2010 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

The information under the headings “Executive Compensation,” and “Director Compensation” contained in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” contained in the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,298,237	(1)	$17.62	(2)	3,483,031	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	3,298,237		$17.62		3,483,031

(1)	Consists of 2,820,468 outstanding stock options, 111,940 outstanding restricted stock units and 365,829 outstanding restricted stock shares convertible to common stock under the company’s share based equity plans.

(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

(3)	Set forth in the table below are the number of shares remaining available for issuance under each of our equity compensation plans at November 27, 2010. Grants under these plans may be in the form of any of the listed type of awards. Of the number of shares available under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan, only 627,740 of these shares remained available for restricted stock or restricted stock unit awards as of November 27, 2010.

Plan	Number of Shares	Types of Awards
Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	3,424,517	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards

Key Employee Deferred Compensation Plan	58,514	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 27, 2010, November 28, 2009 and November 29, 2008.

Consolidated Balance Sheets as of November 27, 2010 and November 28, 2009.

Consolidated Statements of Total Equity for the fiscal years ended November 27, 2010, November 28, 2009 and November 29, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended November 27, 2010, November 28, 2009 and November 29, 2008.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

	Item	Incorporation by Reference
*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.11	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

	Item	Incorporation by Reference
*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.18	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.19	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

10.20	Credit Agreement, dated April 29, 2010, among H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, and various financial institutions (the “Credit Agreement”)	Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2010.

10.21	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 and Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010.

*10.22	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

	Item	Incorporation by Reference

*10.23	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.
*10.24	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 10-K dated January 20, 2010.

*10.25	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.26	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.27	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.28	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit 10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

31.2	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ James J. Owens
JAMES J. OWENS
Dated: January 20, 2011		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens JAMES J. OWENS	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ James R. Giertz JAMES R. Giertz	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ James C. McCreary, Jr. JAMES C. MCCREARY, JR.	Vice President, Controller (Principal Accounting Officer)

* LEE R. MITAU	Director, Chairman of the Board

* JULIANA L. CHUGG	Director

* THOMAS W. HANDLEY	Director

* J. MICHAEL LOSH	Director

* ALFREDO L. ROVIRA	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT	Director

*By	/s/ Timothy J. Keenan TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 20, 2011

Exhibit Index

	Item	Incorporation by Reference
3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

	Item	Incorporation by Reference
*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Restricted Stock Award Agreement, dated April 23, 1998, between H.B. Fuller Company and Lee R. Mitau	Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.11	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.18	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.19	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

	Item	Incorporation by Reference
10.20	Credit Agreement, dated April 29, 2010, among H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, and various financial institutions (the “Credit Agreement”)	Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2010.

10.21	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 and Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010.

*10.22	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.23	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.24	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 10-K dated January 20, 2010.

*10.25	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.26	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.27	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.28	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit 10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification—James J. Owens

31.2	Certification—James R. Giertz

32.1	Certification—James J. Owens

32.2	Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.