Form 10-Q
period 2011-02-26
FULLER H B CO
filed 2011-03-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,426,580 as of March 17, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	February 26, 2011	February 27, 2010
Net revenue	$339,548	$309,442
Cost of sales	(242,644)	(211,763)

Gross profit	96,904	97,679
Selling, general and administrative expenses	(75,653)	(71,448)
Asset impairment charges	(332)	—
Other income (expense), net	294	(63)
Interest expense	(2,581)	(1,948)

Income before income taxes and income from equity method investments	18,632	24,220
Income taxes	(6,285)	(7,059)
Income from equity method investments	1,860	1,815

Net income including non-controlling interests	14,207	18,976
Net (income) loss attributable to non-controlling interests	144	(24)

Net income attributable to H.B. Fuller	$14,351	$18,952

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.29	$0.39
Diluted	$0.29	$0.38

Weighted-average common shares outstanding:
Basic	49,006	48,491
Diluted	49,877	49,494

Dividends declared per common share	$0.070	$0.068

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 26, 2011	November 27, 2010
Assets
Current assets:
Cash and cash equivalents	$121,938	$133,277
Trade receivables (net of allowances - $5,370 and $5,895, for February 26, 2011 and November 27, 2010, respectively)	226,835	221,020
Inventories	143,836	121,621
Other current assets	58,416	57,699

Total current assets	551,025	533,617

Property, plant and equipment	821,245	806,804
Accumulated depreciation	(568,559)	(555,729)

Property, plant and equipment, net	252,686	251,075

Goodwill	112,392	108,970
Other intangibles, net	129,266	131,517
Other assets	128,352	128,278

Total assets	$1,173,721	$1,153,457

Liabilities and total equity
Current liabilities:
Notes payable	$23,573	$27,243
Current maturities of long-term debt	22,500	22,500
Trade payables	122,871	102,107
Accrued compensation	33,489	45,645
Income taxes payable	5,168	4,931
Other accrued expenses	22,103	28,907

Total current liabilities	229,704	231,333

Long-term debt, excluding current maturities	193,096	200,978
Accrued pension liabilities	39,588	42,788
Other liabilities	44,132	43,968

Total liabilities	506,520	519,067

Commitments and contingencies	—	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,419,071 and 49,194,251, for February 26, 2011 and November 27, 2010, respectively	49,419	49,194
Additional paid-in capital	25,701	22,701
Retained earnings	657,460	646,596
Accumulated other comprehensive income (loss)	(67,700)	(86,557)

Total H.B. Fuller stockholders’ equity	664,880	631,934

Non-controlling interests	2,321	2,456

Total equity	667,201	634,390

Total liabilities and total equity	$1,173,721	$1,153,457

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 28, 2009	$48,658	$12,309	$589,451	$(59,064)	$2,888	$594,242
Net income including non-controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Medicare Part D Subsidy tax adjustment				(1,484)		(1,484)
Defined benefit pension plans adjustment, net of tax of $(1,523)				2,626		2,626
Interest rate swap, net of tax				31		31

Comprehensive income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	49,194	22,701	646,596	(86,557)	2,456	634,390
Net income including non-controlling interests			14,351		(144)	14,207
Foreign currency translation				17,400	9	17,409
Defined benefit pension plans adjustment, net of tax of $833				1,447		1,447
Interest rate swaps, net of tax				10		10

Comprehensive income						33,073
Dividends			(3,487)			(3,487)
Stock option exercises	308	4,495				4,803
Share-based compensation plans other, net	56	1,290				1,346
Tax benefit on share-based compensation plans		200				200
Repurchases of common stock	(139)	(2,985)				(3,124)

Balance at February 26, 2011	$49,419	$25,701	$657,460	$(67,700)	$2,321	$667,201

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 26, 2011	February 27, 2010
Cash flows from operating activities:
Net income including non-controlling interests	$14,207	$18,976
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	7,580	7,440
Amortization	2,486	3,011
Deferred income taxes	967	387
Income from equity method investments	(1,860)	(1,815)
Share-based compensation	1,790	1,929
Excess tax benefit from share-based compensation	(200)	(44)
Asset impairment charges	332	—
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(2,461)	13,395
Inventories	(20,144)	(18,934)
Other assets	295	(381)
Trade payables	19,265	(2,014)
Accrued compensation	(12,731)	(11,867)
Other accrued expenses	(7,137)	(710)
Income taxes payable	(171)	5,857
Accrued / prepaid pensions	(3,166)	(4,761)
Other liabilities	(403)	(4,560)
Other	2,818	(4,797)

Net cash provided by operating activities	1,467	1,112

Cash flows from investing activities:
Purchased property, plant and equipment	(6,122)	(9,395)
Proceeds from sale of property, plant and equipment	126	169

Net cash used in investing activities	(5,996)	(9,226)

Cash flows from financing activities:
Proceeds from long-term debt	33,000	273,000
Repayment of long-term debt	(38,625)	(211,000)
Net proceeds from notes payable	(3,661)	3,923
Dividends paid	(3,452)	(3,326)
Proceeds from stock options exercised	4,803	1,210
Excess tax benefit from share-based compensation	200	44
Repurchases of common stock	(3,124)	(376)

Net cash provided by (used in) financing activities	(10,859)	63,475

Effect of exchange rate changes	4,049	(6,541)

Net change in cash and cash equivalents	(11,339)	48,820
Cash and cash equivalents at beginning of period	133,277	100,154

Cash and cash equivalents at end of period	$121,938	$148,974

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$35	$15
Cash paid for interest	$4,785	$2,296
Cash paid for income taxes	$1,559	$3,355

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 27, 2010 as filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements:

On November 28, 2010, the beginning of our fiscal 2011, we adopted the new guidance in ASC Topic 605, “Revenue Recognition”, relating to the accounting for revenue arrangements involving multiple deliverables. The updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the former shareholders earning €608 or approximately $805. Because this acquisition occurred prior to the new rules on accounting for business combinations, this amount was considered additional purchase price, which increased goodwill. There are two remaining earn-out periods that could result in additional payments of up to €1,992 which would also be considered additional purchase price. No amounts have been accrued for the remaining two earn-out periods as the contingency has not been resolved and additional consideration is not distributable as of the end of the first quarter of 2011.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of November 27, 2010.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended February 26, 2011 and February 27, 2010, respectively, were calculated using the following assumptions:

	13 Weeks Ended
	February 26, 2011	February 27, 2010
Expected life (in years)	4.75	5.00
Weighted-average expected volatility	52.30%	50.80%
Expected volatility	52.30%	50.80%
Risk-free interest rate	1.94%	2.14%
Expected dividend yield	1.29%	1.35%
Weighted-average fair value of grants	$9.23	$8.48

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

Expense Recognition: We use the straight-line attribution method to recognize share-based compensation expense for option awards with graded vesting and restricted stock awards with graded and cliff vesting. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Total share-based compensation expense of $1,790 and $1,929 was included in our Consolidated Statements of Income for the 13 weeks ended February 26, 2011 and February 27, 2010, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended February 26, 2011 there was $200 of excess tax benefit recognized. For the 13 weeks ended February 27, 2010, there was $44 of excess tax benefit recognized.

As of February 26, 2011, there was $8,255 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.2 years. Unrecognized compensation costs related to unvested restricted stock awards was $6,680, which is expected to be recognized over a weighted-average period of 1.4 years.

Share-based Activity

A summary of option activity as of February 26, 2011 and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 27, 2010	2,820,468	$18.25
Granted	452,514	22.27
Exercised	(308,455)	15.57
Forfeited or Cancelled	(233,018)	19.19

Outstanding at February 26, 2011	2,731,509	$19.14

The fair value of options granted during the 13 weeks ended February 26, 2011 and February 27, 2010 were $4,174 and $4,720, respectively. Total intrinsic value of options exercised during the 13 weeks ended February 26, 2011 and February 27, 2010 were $2,099 and $774, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended February 26, 2011 and February 27, 2010 were $4,803 and $1,210, respectively.

A summary of nonvested restricted stock activity as of February 26, 2011, and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 27, 2010	111,940	365,829	477,769	$19.17	1.7
Granted	77,847	112,542	190,389	22.27	2.9
Vested	(35,133)	(82,058)	(117,191)	21.61	—
Forfeited	(6,532)	(90,154)	(96,686)	18.61	1.8

Nonvested at February 26, 2011	148,122	306,159	454,281	$20.89	1.4

Total fair value of restricted stock vested during the 13 weeks ended February 26, 2011 and February 27, 2010 was $2,532 and $1,436, respectively. The total fair value of nonvested restricted stock at February 26, 2011 was $8,801.

We repurchased 29,142 and 17,804 restricted stock shares during the 13 weeks ended February 26, 2011 and February 27, 2010, respectively, in conjunction with restricted stock vestings. The repurchases relate to statutory minimum tax withholding. We expect approximately 17,000 additional shares for statutory minimum tax withholding to be repurchased in fiscal 2011.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation unit activity as of February 26, 2011, and changes during the 13 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 27, 2010	277,345	88,798	366,143
Participant contributions	4,659	1,935	6,594
Company match contributions	845	272	1,117
Payouts	—	(4,341)	(4,341)

Units outstanding February 26, 2011	282,849	86,664	369,513

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	February 26, 2011	February 27, 2010
Weighted-average common shares - basic	49,006,026	48,490,604
Equivalent shares from share-based compensations plans	870,983	1,003,731

Weighted-average common and common equivalent shares - diluted	49,877,009	49,494,335

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

Options to purchase 966,011 and 1,200,223 shares of common stock at the weighted-average exercise price of $24.66 and $23.38 for the 13 week periods ended February 26, 2011 and February 27, 2010, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	February 26, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$67,779	$67,757	$22
Interest rate swap, net of taxes of $80	(208)	(208)	—
Defined benefit pension plans adjustment net of taxes of $74,635	(135,249)	(135,249)	—

Total accumulated other comprehensive income (loss)	$(67,678)	$(67,700)	$22

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Medicare Part D Subsidy tax adjustment	(1,484)	(1,484)	—
Defined benefit pension plans adjustment net of taxes of $75,468	(135,212)	(135,212)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended February 26, 2011 and February 27, 2010
					Other Postretirement
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2011	2010	2011	2010	2011	2010
Service cost	$1,371	$1,374	$267	$269	$129	$135
Interest cost	4,281	4,276	1,753	1,838	669	731
Expected return on assets	(6,372)	(6,558)	(1,903)	(2,052)	(772)	(684)
Amortization:
Prior service cost	17	17	(1)	(1)	(1,173)	(1,159)
Actuarial (gain)/ loss	1,501	617	655	644	1,483	1,583

Net periodic cost (benefit)	$798	$(274)	$771	$718	$336	$606

In the first quarter of 2011, we contributed $3,039 to our U.K. pension plan based on statutory requirements.

Note 7: Inventories

The composition of inventories follows:

	February 26, 2011	November 28, 2010
Raw materials	$77,999	$64,404
Finished goods	85,551	76,450
LIFO reserve	(19,714)	(19,233)

Total inventories	$143,836	$121,621

Note 8: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Colombian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Malaysian ringgit.

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

As of February 26, 2011, we had forward foreign currency contracts maturing between March 1, 2011 and November 1, 2011. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $1,867 at February 26, 2011. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $1,846 at February 26, 2011 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $1,420 at February 26, 2011 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The hedge ineffectiveness calculation as of February 26, 2011 resulted in additional expense of $219 for the quarter as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 26, 2011, there were no significant concentrations of credit risk.

Note 9: Commitments and Contingencies

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 26, 2011, $1,092 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of February 26, 2011, we had reserved $2,617, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1,674 with insurers paying $892 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $800 with insurers expected to pay $510. During the first quarter of 2011 we contributed another $210 toward settlements with insurers contributing $134 of that amount. This reduced our reserves for this agreement to $590 with an insurance receivable of $376. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended February 26, 2011	13 Weeks Ended February 27, 2010
Lawsuits and claims settled	2	2
Settlement amounts	$180	$398
Insurance payments received or expected to be received	$137	$322

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of February 26, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $743 and $521, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments:

	13 Weeks Ended
	February 26, 2011			February 27, 2010
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America	$134,926	$11,454	$14,881	$127,067	$9,325	$17,203
EIMEA	100,806	2,954	1,946	94,018	2,131	4,110
Latin America	59,896	—	3,358	55,294	12	2,852
Asia Pacific	43,920	2,814	1,066	33,063	1,597	2,066

Total	$339,548		$21,251	$309,442		$26,231

Reconciliation of operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended
	February 26, 2011	February 27, 2010
Operating income	$21,251	$26,231
Asset impairment charges	(332)	—
Other income (expense), net	294	(63)
Interest expense	(2,581)	(1,948)

Income before income taxes and income from equity method investments	$18,632	$24,220

Note 11: Income Taxes

As of February 26, 2011, we had a $7,397 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of February 26, 2011, we had accrued $1,497 of net interest and penalties relating to unrecognized tax benefits. During the first quarter of 2011 our recorded liability for unrecognized tax benefits, net, increased by $1,531 principally as a result of audit activity in various foreign jurisdictions. Of this amount, $920 was recognized as a discrete tax expense in the first quarter.

Note 12: Goodwill

A summary of goodwill activity for the first three months of 2011 is presented below:

Balance at November 27, 2010	$108,970
Currency impact	3,422

Balance at February 26, 2011	$112,392

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 26, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	February 26, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$43,680	$43,680	$—	$—	$—
Derivative assets	2,198	—	2,198	—	—
Interest rate swaps	1,420	—	1,420	—	—

Liabilities:
Derivative liabilities	$331	$—	$331	$—	$—

Note 14: Share Repurchase Program

On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital.

During the first quarter of 2011 we repurchased shares under this program with an aggregate value of $2,497. Of this amount $110 reduced common stock and $2,387 reduced additional paid-in capital.

Note 15: Impairment of Long-lived Asset

On September 10, 2010 a fire at our Portugal manufacturing site caused significant damage to a portion of one building and production in that specific unit was temporally idled. The portion of the building that was damaged produced water-based polymers used to manufacture both adhesive and resin products. During the first quarter of 2011, a decision was made to discontinue production of the polymers used in certain resin products that had been produced by our Portugal manufacturing site. As a result, we performed an impairment test on the Portugal trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 ($220 after tax). The intangible assets are recorded in our EIMEA operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 27, 2010 for important background information related to our business.

Net revenue in the first quarter of 2011 increased 9.7 percent over the first quarter of 2010. Organic sales growth, which we define as revenue growth due to changes in sales volume and selling prices, increased 9.0 percent as compared to the first quarter of 2010. The growth was broad-based across market segments and geography. Specifically, our EIMEA region continued its robust organic sales growth trend posting a 13.2 percent increase over prior year. Our Asia Pacific region posted a net revenue increase of over 30 percent. Raw material costs continued to increase in the first quarter of 2011 primarily due to supply shortages and higher cost of feedstocks. This contributed to a decline in gross margin in the first quarter of 2011 to 28.5 percent from 31.6 percent in the first quarter of 2010. Finally, we reduced our SG&A expenses as a percentage of revenue by 80 basis points in the first quarter relative to last year’s first quarter.

Net income attributable to H.B. Fuller for the first quarter of 2011 was $14.4 million as compared to $19.0 million in the first quarter of 2010. On a diluted earnings per share basis, the first quarter of 2011 was $0.29 per share as compared to $0.38 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Net revenue	$339.5	$309.4	9.7%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The following table shows the net revenue variance analysis for the first quarter of 2011 compared to the same period in 2010:

13 Weeks Ended February 26, 2011
Product pricing	6.8%
Sales volume	2.2%
Currency	(1.0%)
Acquisitions	1.7%

9.7%

Organic sales growth was a positive 9.0 percent (positive 6.8 percent from product pricing and positive 2.2 percent from sales volume) in the first quarter of 2011 as compared to the same period last year. The organic growth was driven by double-digit growth in both the EIMEA and Asia Pacific operating segments. The negative currency effects in the quarter were primarily the result of the weakening of the Euro partially offset by the strengthening of the Australian dollar as compared to the U.S. The 1.7 percent net revenue increase from acquisitions in 2011 was due to the acquisition of Revertex Finewaters, early in the third quarter of 2010.

Cost of sales:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Cost of sales:	$242.6	$211.8	14.6%
Percent of net revenue	71.5%	68.4%

The 14.6 percent increase in the cost of sales in the first quarter of 2011 as compared to the first quarter of 2010 was driven by the increases in raw material costs primarily due to supply shortages and higher cost of feedstocks. Each of our four operating segments was impacted by the rising raw material costs. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and increased demand in adjacent industries.

Gross profit:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Gross profit	$96.9	$97.7	(0.8%)
Percent of net revenue	28.5%	31.6%

The lower gross profit margin for the first quarter of 2011 as compared to the same period in 2010 resulted from the increase in raw material costs which more than offset the benefits from the increased net revenue.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
SG&A	$75.7	$71.4	5.9%
Percent of net revenue	22.3%	23.1%

SG&A expenses increased $4.2 million or 5.9 percent from the first quarter of 2010. The increases were largely due to higher costs associated with adding resources to our sales and technical organizations. We continue to invest in growth despite the sluggish economic environment. We reduced our SG&A expenses as a percentage of revenue by 80 basis points in the first quarter relative to last year’s first quarter.

Asset impairment charges:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Asset impairment charges	$0.3	$—	NMP

NMP = Non-meaningful percentage

In the fourth quarter of 2010, a fire at our Portugal manufacturing site caused production to be temporally idled. During the first quarter of 2011, a decision was made to discontinue production of the polymer used in certain resin products that had been produced by our Portugal manufacturing site. Asset impairment charges of $0.3 million relate to the impairment of trademarks and trade names used in the abandoned resin products.

Other income (expense), net:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Other income (expense), net	$0.3	$(0.1)	NMP

NMP = Non-meaningful percentage

Interest income increased $0.3 million in the first quarter of 2011compared to the first quarter of 2010. Currency translation and re-measurement losses were $0.3 million in the first quarter of 2011 as compared to gains of $0.1 million in the first quarter of 2010.

Interest expense:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Interest expense	$2.6	$1.9	32.5%

The higher interest expense in the first quarter of 2011 as compared to the first quarter of 2010 was due to a change in the mix of debt. The weighted average interest rate on debt held in the first quarter of 2011 was higher than the first quarter of 2010.

Income taxes:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Income taxes	$6.3	$7.1	(11.0%)
Effective tax rate	33.7%	29.1%

Income tax expense of $6.3 million in the first quarter of 2011 includes $0.6 million of discrete tax expense. Excluding these items, the overall effective tax rate was 30.5 percent. Excluding the $1.1 million of discrete tax benefits in the first quarter of 2010, the overall effective tax rate was 33.8 percent. The primary reason for the lower rate in 2011 resulted from changes in the geographic mix of pretax earnings as compared to 2010.

Income from equity method investments:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Income from equity method investments	$1.9	$1.8	2.5%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The first quarter results reflected the higher net income recorded by the joint venture in 2011 compared to the same period of 2010 due mainly to stronger gross profit margins.

Net (income) loss attributable to noncontrolling interests:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Net (income) loss attributable to noncontrolling interests	$0.14	$(0.02)	NMP

NMP = Non-meaningful percentage

Operating losses in our China entities led to a $0.14 million net loss attributable to noncontrolling interests in the first quarter of 2011. This compared to a $0.02 million net income attributable to noncontrolling interests in the first quarter of 2010.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Net income attributable to H.B. Fuller	$14.4	$19.0	(24.3%)
Percent of net revenue	4.2%	6.1%

The net income attributable to H.B. Fuller for the first quarter of 2011 was $14.4 million compared to $19.0 million for the first quarter of 2010. The diluted EPS for the first quarter of 2011 was $0.29 per share as compared to $0.38 per share for the first quarter of 2010. The continued increase in raw material costs and the increase in SG&A expenses more than offset the 9.7 percent increase in net revenue.

Operating Segment Results

Our operations are managed through the four primary geographic regions: North America, EIMEA (Europe, India, Middle East, Africa), Latin America and Asia Pacific.

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments. For segment evaluation by the chief operating decision maker, operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended
	February 26, 2011		February 27, 2010
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total
North America	$134.9	40%	$127.1	41%
EIMEA	100.8	30%	94.0	30%
Latin America	59.9	17%	55.3	18%
Asia Pacific	43.9	13%	33.0	11%

Total	$339.5	100%	$309.4	100%

Operating Income by Segment:

	13 Weeks Ended
	February 26, 2011		February 27, 2010
($ in millions)	Operating Income	% of Total	Operating Income	% of Total
North America	$14.9	70%	$17.2	65%
EIMEA	1.9	9%	4.1	16%
Latin America	3.4	16%	2.8	11%
Asia Pacific	1.1	5%	2.1	8%

Total	$21.3	100%	$26.2	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010
Operating income	$21.3	$26.2
Asset impairment charges	(0.3)	—
Other income (expense), net	0.2	(0.1)
Interest expense	(2.6)	(1.9)

Income before income taxes and income from equity method investments	$18.6	$24.2

North America

The following table shows the net revenue generated from the two reporting units of the North America operating segment.

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Adhesives	$108.0	$100.6	7.5%
Construction Products	26.9	26.5	1.3%

Total	$134.9	$127.1	6.2%

The following tables provide details of North America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 26, 2011 vs February 27, 2010
	Adhesives	Construction Products	Total
Pricing/Sales Volume	7.0%	1.3%	5.9%
Currency	0.5%	—	0.3%

Total	7.5%	1.3%	6.2%

The following table reflects the operating income by reporting unit of the North America operating segment.

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Adhesives	$15.2	$17.2	(11.6%)
Construction Products	(0.3)	—	NMP

Total	$14.9	$17.2	(13.5%)

Segment profit margin %	11.0%	13.6%

NMP = Non-meaningful percentage

Note: Individual reporting unit results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular reporting unit for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore, the above financial information should only be used for directional indications of performance.

Total North America: Net revenue increased 6.2 percent in the first quarter of 2011 compared to the first quarter of 2010. The increase was mainly due to a 5.8 percent increase in average selling prices. Year over year volume was relatively flat. As the economy continues its recovery, demand for raw materials has increased at the same time supply has been constrained. The result is a significant increase in raw material costs. Despite implementing selling price increases, we have not been able to completely offset the rising raw material costs, leading to a lower gross profit margin in the first quarter of 2011 compared to the first quarter of 2010. SG&A expenses were up over prior year as we continued to invest in our commercial organization. Operating income declined 13.5 percent in the first quarter of 2011 compared to prior year as a result of the decrease in gross profit margin combined with higher SG&A expenses.

Adhesives: Raw material prices continued to increase as the global demand for feedstocks that are the basis of many of our adhesives raw materials has continued to increase. The 7.5 percent increase in net revenue over prior year was mainly attributable to an increase in average selling prices as year over year sales volume was flat. The gross profit margin declined compared to prior year as selling price increases were not enough to offset the increase in raw material costs. The impact of increasing raw material costs combined with higher SG&A expenses resulted in the 11.6 percent decline in operating income in the first quarter of 2011 compared to the first quarter of 2010.

Construction Products: Housing construction continues to lag which is reflected in the relatively flat performance in the first quarter of 2011. Both average selling prices and sales volumes were up slightly compared to prior year. The 1.3 percent increase in net revenue over prior year was due to positive results in our distribution business offset by a decrease in our retail business. Gross profit margins decreased slightly related to a minor increase in raw material costs. A reorganization in our sales and marketing area contributed to an increase in SG&A expense. The reorganization is intended to support marketing initiatives and promote growth. The operating loss in the first quarter of 2011 is the result of reduced gross profit generation and the increase in SG&A expense.

EIMEA

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Net Revenue	$100.8	$94.0	7.2%
Operating Income	$1.9	$4.1	(52.6%)
Segment profit margin%	1.9%	4.4%

The following table provides details of the EIMEA net revenue variances. The Pricing/Sales Volume variance is viewed as organic growth.

13 Weeks Ended February 26, 2011 vs February 27, 2010
Pricing/Sales Volume	13.2%
Currency	(6.0%)

Total	7.2%

Total EIMEA: The organic sales growth increased 13.2 percent in the first quarter of 2011 compared to the first quarter of 2010. The increase resulted from both selling price increases and improved sales volume. Investments made in the sales organization continue to have positive effects on organic sales growth. The effects of the weaker Euro resulted in a 6.0 percent decrease in net revenue. The 2010 net revenue included the polysulfide-based insulating glass product line which we exited in the second quarter of 2010. The gross profit margin decreased in the first quarter of 2011 compared to the first quarter of 2010 as shortages in certain raw materials and rapid raw material cost increases exceeded the increase in organic sales growth. The political unrest in North Africa, primarily Egypt and Libya, and the resulting production interruptions, also contributed to the lower gross profit margin as we incurred additional costs to supply our customers. The SG&A expenses increased mainly due to the investments in the sales organization. The combination of the lower gross profit margin and the increase in SG&A expenses led to a 52.6 percent decline in operating income in the first quarter of 2011 as compared to the same period last year.

Latin America

The following table shows the net revenue generated from the two reporting units of the Latin America operating segment.

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Adhesives	$31.1	$29.1	6.9%
Paints	28.8	26.2	10.0%

Total Latin America	$59.9	$55.3	8.3%

The following table provides details of Latin America net revenue variances by reporting units. The Pricing/Sales Volume variance is viewed as organic growth.

	13 Weeks Ended February 26, 2011 vs February 27, 2010
	Adhesives	Paints	Total
Pricing/Sales Volume	6.9%	10.0%	8.3%

The following table reflects the operating income (loss) by reporting unit of the Latin America operating segment.

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Adhesives	$1.0	$1.9	(50.3%)
Paints	2.4	0.9	167.6%

Total Latin America	$3.4	$2.8	17.7%

Segment profit margin %	5.6%	5.0%

Note: Individual reporting unit results are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular reporting unit for a particular reporting period. The costs of these allocated resources are not tracked on a “where-used” basis as financial performance is managed to maximize the total operating segment performance. Therefore, the above financial information should only be used for directional indications of performance.

Total Latin America: Both reporting units had positive net revenue growth in the first quarter of 2011 as compared to the first quarter of 2010. Increases in average selling prices were partially offset by a decrease in sales volume. Raw material cost increases and supply shortages had a negative impact on both reporting units during the quarter. The increase in the Paints gross profit margin was the main driver for the increase in operating income during the quarter as compared to the same quarter of 2010.

Adhesives: The net revenue growth experienced in 2011 can be attributed to increased average selling price partially offset by a decline in sales volume. The gross profit margin decreased in the first quarter of 2011 compared to the first quarter of 2010 due to the significant increase in raw material costs. SG&A expenses increased from last year at virtually the same pace as the growth in net revenue. The lower gross profit margin was the key factor in the 50.3 percent decline in operating income in the first quarter of 2011 as compared to last year.

Paints: The 10.0 percent net revenue increase experienced in the first quarter of 2011 as compared to the first quarter of 2010 was mainly due to increases in average selling price and by better economic conditions in Central America. The gross profit margin increased over last year due to the favorable mix of sales as well as the impact from selling price increases. The favorable mix of sales was due to our strategy to focus on higher-end products versus the lower-end commodity products. The improved gross profit margin in 2011 was the main driver of improved operating income for the quarter as compared to the same period in 2010.

Asia Pacific

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010	2011 vs 2010
Net Revenue	$43.9	$33.0	32.8%
Operating Income	$1.1	$2.1	(48.4%)
Segment profit margin %	2.4%	6.2%

The following table provides details of Asia Pacific net revenue. The Pricing/Sales Volume variance is viewed as organic growth.

13 Weeks Ended February 26, 2011 vs February 27, 2010
Pricing/Sales Volume	10.0%
Currency	6.6%
Acquisition/Divesture	16.2%

Total	32.8%

Total Asia Pacific: Net revenue increased 32.8 percent compared to prior year due to organic sales growth of 10% and the Revertex Finewaters acquisition in Malaysia which added $5.4 million or 16.2 percent. The organic sales growth is made up of a 7.3 percent increase in sales volume and a 2.7 percent increase in average selling prices compared to prior year. The growth is the result of the expansion and investments we have been making in this operating segment. Also contributing to the increase in revenue were positive currency effects of 6.6 percent or $2.2 million. The currency effect was largely driven by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses increased significantly compared to prior year as a result of the acquisition and our investments in sales and marketing. Increases in raw material prices and the impact of the acquisition and currency effects resulted in a decrease in gross profit margin despite the organic growth. The reduced gross profit generation combined with the increases in SG&A expenses led to the 48.4 percent reduction in operating income in the first quarter of 2011 as compared to the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 26, 2011 were $121.9 million as compared to $133.3 million as of November 27, 2010 and $149.0 million as of February 27, 2010. Total long and short-term debt was $239.2 million as of February 26, 2011, $250.7 million as of November 27, 2010 and $279.2 million as of February 27, 2010. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 26.4 percent as of February 26, 2011 as compared to 28.3 percent as of November 27, 2010 and 32.2 percent as of February 27, 2010. The lower ratio as of February 26, 2011 compared to November 27, 2010 and February 27, 2010 was due to higher equity from net earnings and lower quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 26, 2011, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of February 26, 2011
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility & Term Loan	Not less than 2.5	13.7

Total Indebtedness / TTM EBITDA	Revolving Credit Facility & Term Loan	Not greater than 3.5	1.6

TTM EBITDA / TTM Interest Expense	Private Placement	Not less than 2.5	12.9

Total Indebtedness / TTM EBITDA	Private Placement	Not greater than 3.5	1.7

•	TTM = Trailing 12 months

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2011. Included in these obligations are the following scheduled debt payments:

•	$5.6 million payments on term loan, due March 31, June 30, and September 30, 2011, are expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	February 26, 2011	February 27, 2010
Net working capital as a percentage of annualized net revenue[1]	18.2%	17.3%
Accounts receivable DSO[2]	57 Days	50 Days
Inventory days on hand[3]	52 Days	55 Days
Free cash flow[4]	($7.9) million	($11.6) million
Total debt to total capital ratio[5]	26.4%	32.2%

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

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at February 26, 2011 and November 27, 2010 were 6.8 percent and 7.3 percent, respectively.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of February 26, 2011
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit[1]	$398.2	$396.4
Selling, general and administrative expenses[2]	(296.3)	(297.1)

Operating income	101.9	99.3
Taxes[3]	(29.6)	(30.6)
Depreciation and amortization	40.8	40.8
Maintenance capital expenditures[4]	(15.2)	(32.6)

Gross cash flow	$97.9	$76.9
Gross investment	$1,436.7	$1,436.7
Return on gross investment	6.8%	5.4%

[1]	The ROGI (management calculation) gross profit excludes exit costs and asset impairment charges of $1.8 associated with exiting the polysulfide insulating glass product line in Europe.
[2]	The ROGI (management calculation) selling, general and administrative expenses excludes exit costs of $0.8 associated with exiting the polysulfide insulating glass product line in Europe.
[3]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any discrete items.
[4]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010
Net cash provided by operating activities	$1.5	$1.1

Net income attributable to H.B. Fuller plus depreciation and amortization expense totaled $24.3 million in the first quarter of 2011 as compared to $29.4 million in the first quarter of 2010. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $3.3 million in the first three months of 2011 as compared to a use of cash of $7.5 million in the first three months of 2010.

The table below shows the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010
Trade receivables, net	$(2.5)	$13.4
Inventory	(20.1)	(18.9)
Trade payables	19.3	(2.0)

Total cash flow impact	$(3.3)	$(7.5)

•

Trade Receivables, net – The higher sales activity and higher DSO in the first quarter of 2011 was the primary reason for the use of cash of $2.5 million compared to a source of cash of $13.4 million in 2010. The DSO was 57 days at February 26, 2011 and 50 days at February 27, 2010. The increase in DSO was driven by increases in the EIMEA, Latin America and Asia Pacific operating segments.

•

Inventory – The use of cash in 2011 was directly related to the increase in sales volume, higher raw material costs and the purchases of inventory based on availability instead of forecasted usage. Certain raw materials have been in short supply so purchases have been made based on availability instead of forecasted usage. This resulted in some balances being higher than normal as of February 26, 2011. The downward management of our inventory in the fourth quarter of 2010 also impacted our use of cash in the current quarter. Inventory days on hand were 52 days as of February 26, 2011 as compared to 55 days as of February 27, 2010. All operating segments with the exception of EIMEA reported lower days on hand at the end of the first quarter of 2011 as compared to the end of the first quarter of 2010.

•	Trade Payables – The large source of cash in the first three months of 2011 was primarily due to the increase in inventory and the timing of payments.

Cash Flows from Investing Activities:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010
Net cash used in investing activities	$(6.0)	$(9.2)

Purchases of property, plant and equipment were $6.1 million in the first quarter of 2011 as compared to $9.4 million for the same period of 2010. Construction of the manufacturing plant in Nanjing, China accounted for $3.2 million of the increased spending in 2010 as compared to this year. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	13 Weeks Ended
($ in millions)	February 26, 2011	February 27, 2010
Net cash provided by (used in) financing activities	$(10.9)	$63.5

Proceeds of long-term debt were $33.0 million in the first quarter of 2011 compared to $273.0 million for the first quarter of 2010. Included in the 2010 proceeds of long-term debt was our note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. Repayments of long-term debt were $38.6 million in the first quarter of 2011 compared to $211.0 million for the same period of 2010. The 2010 repayment of long-term debt was primarily to pay down the revolving credit that had been used to fund pension contributions in the fourth quarter of 2009. Cash generated from the exercise of stock options was $4.8 million and $1.2 million for the first quarter of 2011 and 2010, respectively. The higher 2011 cash generated from the exercise of stock options was mainly due to exercises by the former CEO as his departure required the exercise of certain stock option awards prior to the end of the first quarter. Repurchases of common stock were $3.1 million in the first quarter of 2011 compared to $0.4 million in the same period of 2010. The higher 2011 repurchases of common stock was due to $2.5 million from our September 30, 2010 share repurchase program.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 27, 2010, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of February 26, 2011 would be approximately $1.6 million.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 61 percent of net revenue was generated outside of the United States for the first three months of

2011. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first three months of 2011, and foreign currency balance sheet positions as of February 26, 2011, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $0.6 million or $0.01 per diluted share.

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

For the three months ended February 26, 2011, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of February 26, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at the Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil at the Sorocaba facility and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of February 26, 2011, $1.1 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of February 26, 2011, we had reserved $2.6 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1.7 million with insurers paying $0.9 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $0.8 million with insurers expected to pay $0.5 million. During the first quarter of 2011 we contributed another $0.2 million toward settlements with insurers contributing $0.1 million of that amount. This reduced our reserves for this agreement to $0.6 million with an insurance receivable of $0.4 million. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in thousands)	13 Weeks Ended February 26, 2011	13 Weeks Ended February 27, 2010
Lawsuits and claims settled	2	2
Settlements reached	$0.2	$0.4
Insurance payments received or expected to be received	$0.1	$0.3

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of February 26, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $0.7 million and $0.5 million, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 27, 2010. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 27, 2010.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

November 28, 2010 - January 1, 2011	29,142	$21.59	—	$100,000
January 2, 2011 - January 29, 2011	109,600	$22.79	109,600	$97,503
January 30, 2011 - February 26, 2011	—	$—	—	$97,503

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes.

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital.

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were 29,142 shares withheld in the first quarter of 2011 to satisfy employee tax withholdings.

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 28, 2011	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.