Form 10-Q
period 2011-05-28
FULLER H B CO
filed 2011-06-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,354,978 as of June 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net revenue	$393,722	$347,908	$733,270	$657,350
Cost of sales	(281,130)	(246,800)	(523,774)	(458,563)

Gross profit	112,592	101,108	209,496	198,787
Selling, general and administrative expenses	(77,608)	(75,292)	(153,261)	(146,740)
Asset impairment charges	—	(8,785)	(332)	(8,785)
Other income (expense), net	(51)	1,340	243	1,277
Interest expense	(2,572)	(3,043)	(5,153)	(4,991)

Income before income taxes and income from equity method investments	32,361	15,328	50,993	39,548
Income taxes	(9,984)	(6,022)	(16,269)	(13,081)
Income from equity method investments	2,476	1,717	4,336	3,532

Net income including non-controlling interests	24,853	11,023	39,060	29,999
Net (income) loss attributable to non-controlling interests	273	(12)	417	(36)

Net income attributable to H.B. Fuller	$25,126	$11,011	$39,477	$29,963

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.51	$0.23	$0.81	$0.62
Diluted	$0.50	$0.22	$0.79	$0.60

Weighted-average common shares outstanding:
Basic	49,021	48,572	49,013	48,531
Diluted	49,850	49,613	49,863	49,554

Dividends declared per common share	$0.075	$0.070	$0.1450	$0.1380

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 28, 2011	November 27, 2010
Assets
Current assets:
Cash and cash equivalents	$137,609	$133,277
Trade receivables (net of allowances - $5,066 and $5,895, for May 28, 2011 and November 27, 2010, respectively)	245,182	221,020
Inventories	151,849	121,621
Other current assets	54,220	57,699

Total current assets	588,860	533,617

Property, plant and equipment	838,267	806,804
Accumulated depreciation	(581,673)	(555,729)

Property, plant and equipment, net	256,594	251,075

Goodwill	120,488	108,970
Other intangibles, net	129,939	131,517
Other assets	153,978	128,278

Total assets	$1,249,859	$1,153,457

Liabilities and total equity
Current liabilities:
Notes payable	$27,814	$27,243
Current maturities of long-term debt	22,500	22,500
Trade payables	133,869	102,107
Accrued compensation	37,125	45,645
Income taxes payable	5,151	4,931
Other accrued expenses	25,735	28,907

Total current liabilities	252,194	231,333

Long-term debt, excluding current maturities	189,521	200,978
Accrued pension liabilities	39,070	42,788
Other liabilities	44,931	43,968

Total liabilities	525,716	519,067

Commitments and contingencies	—	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,348,077 and 49,194,251, for May 28, 2011 and November 27, 2010, respectively	49,348	49,194
Additional paid-in capital	25,316	22,701
Retained earnings	678,848	646,596
Accumulated other comprehensive income (loss)	(31,421)	(86,557)

Total H.B. Fuller stockholders’ equity	722,091	631,934

Non-controlling interests	2,052	2,456

Total equity	724,143	634,390

Total liabilities and total equity	$1,249,859	$1,153,457

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 28, 2009	$48,658	$12,309	$589,451	$(59,064)	$2,888	$594,242
Net income including non-controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Medicare Part D Subsidy tax adjustment				(1,484)		(1,484)
Defined benefit pension plans adjustment, net of tax of $(1,523)				2,626		2,626
Interest rate swap, net of tax				31		31

Comprehensive income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	49,194	22,701	646,596	(86,557)	2,456	634,390
Net income including non-controlling interests			39,477		(417)	39,060
Foreign currency translation				31,952	13	31,965
Defined benefit pension plans adjustment, net of tax of $14,225				23,164		23,164
Interest rate swaps, net of tax				20		20

Comprehensive income						94,209
Dividends			(7,225)			(7,225)
Stock option exercises	337	4,906				5,243
Share-based compensation plans other, net	74	2,997				3,071
Tax benefit on share-based compensation plans		133				133
Repurchases of common stock	(257)	(5,421)				(5,678)

Balance at May 28, 2011	$49,348	$25,316	$678,848	$(31,421)	$2,052	$724,143

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net income including non-controlling interests	$39,060	$29,999
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	14,954	14,810
Amortization	5,009	5,824
Deferred income taxes	436	(3,347)
Income from equity method investments	(4,336)	(3,532)
Share-based compensation	3,371	3,562
Excess tax benefit from share-based compensation	(133)	(94)
Asset impairment charges	332	8,785
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(17,135)	(11,781)
Inventories	(25,867)	(19,860)
Other assets	6,285	2,585
Trade payables	28,516	14,013
Accrued compensation	(9,658)	(7,022)
Other accrued expenses	(3,770)	1,469
Income taxes payable	(357)	(2,579)
Accrued / prepaid pensions	(4,285)	(5,293)
Other liabilities	(1,409)	(5,194)
Other	2,927	(6,093)

Net cash provided by operating activities	33,940	16,252

Cash flows from investing activities:
Purchased property, plant and equipment	(14,064)	(15,405)
Purchased businesses, net of cash acquired	(6,000)	—
Proceeds from sale of property, plant and equipment	28	2,953

Net cash used in investing activities	(20,036)	(12,452)

Cash flows from financing activities:
Proceeds from long-term debt	99,000	312,000
Repayment of long-term debt	(110,250)	(240,000)
Net proceeds from notes payable	21	4,696
Dividends paid	(7,150)	(6,753)
Proceeds from stock options exercised	5,243	1,860
Excess tax benefit from share-based compensation	133	94
Repurchases of common stock	(5,678)	(377)

Net cash provided by (used in) financing activities	(18,681)	71,520

Effect of exchange rate changes	9,109	(14,386)

Net change in cash and cash equivalents	4,332	60,934
Cash and cash equivalents at beginning of period	133,277	100,154

Cash and cash equivalents at end of period	$137,609	$161,088

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$75	$47
Cash paid for interest	$6,604	$4,686
Cash paid for income taxes	$5,017	$17,631

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

Note 2: Acquisitions

Liquamelt Corp.: On April 15, 2011 we acquired the principal assets and certain liabilities of Liquamelt Corp., a manufacturer and marketer of adhesives and a unique adhesive dispensing system. Liquamelt Corp. is based in Lorain, Ohio. This innovative adhesive system delivers room temperature liquid adhesive to the point of application where it is activated and dispensed. It rapidly forms strong bonds over a wide variety of substrates.

The purchase price of $6,000 was funded through existing cash. Under the terms of the agreement, the assets acquired included trade receivables, inventory, equipment and intangible assets. We assumed a small trade payables balance, but no debt was assumed. We also incurred acquisition related costs of approximately $118, which were recorded as selling, general and administrative expenses in the consolidated statements of income. The acquisition was recorded in our North America Adhesives operating segment.

In addition to the initial consideration, the former owners are entitled to receive a series of semi-annual cash payments based on certain financial performance criteria during the period April 15, 2011 through November 26, 2016 up to a maximum additional consideration of $7,000. We used a present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,919 which was recorded in long-term liabilities and increased goodwill. Each reporting period we will determine the fair value of the contingent consideration liability and any changes in value will be reflected in the consolidated statements of income.

Based on valuations we recorded:

Current assets	$175
Property, plant and equipment	56
Intangibles	2,868
Goodwill	4,882
Current liabilities	(62)
Contingent consideration liabilities	(1,919)

Total cash paid	$6,000

Of the $2,868 of acquired intangibles, $2,173 was assigned to intellectual property with an expected life of 12 years, $516 was assigned to trademarks with an expected life of 15 years and $179 was assigned to non-compete agreements with expected lives of 4 or 5 years.

Revertex Finewaters Sdn. Bhd. On June 2, 2010, we acquired the outstanding shares of Revertex Finewaters Sdn. Bhd., a supplier of adhesives in Malaysia and Southeast Asia, based outside Kuala Lumpur, Malaysia. The acquisition further strengthened our market position in Southeast Asia and expanded our geographic presence and customer portfolio in the region. The acquisition was a stock purchase and therefore encompassed all Revertex Finewaters’ business operations. The acquisition was recorded in our Asia Pacific operating segment.

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

Nordic Adhesive Technology: On April 20, 2009 we acquired the outstanding shares of Nordic Adhesive Technology GmbH., a developer and manufacturer of flexible packaging adhesives, based in Buxtehude, Germany. The acquisition complemented our existing product line, enhanced our applications knowledge and enabled us to expand our presence in the flexible packaging segment of the adhesives industry. The acquisition was a stock purchase and therefore encompassed all Nordic Adhesive Technology business operations. Intangible assets identified were customer lists, technology, trademarks and non-competition agreements.

The original purchase price of $4,175, which was net of cash acquired of $370, was funded through existing cash. We also incurred $295 of direct external costs for legal and due diligence expenses. The acquisition was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment.

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the former shareholders earning €608 or approximately $805. Because this acquisition occurred prior to the new rules on accounting for business combinations, this amount was considered additional purchase price, which increased goodwill. The second earn-out was based on financial performance for a period from April 2010 to April 2011. According to the terms of the agreement, there was no earn-out earned for the second earn-out period. There is one remaining earn-out period that could result in an additional payment of up to €1,992 which would also be considered additional purchase price. No amounts have been accrued for the remaining earn-out period as the contingency has not been resolved and additional consideration is not distributable as of the end of the second quarter of 2011.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of November 27, 2010.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended May 28, 2011 and May 29, 2010 were calculated using the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Expected life (in years)	4.75	5.00	4.75	5.00
Weighted-average expected volatility	51.44%	51.10%	52.23%	50.81%
Expected volatility	51.43% - 51.54%	51.10%	51.43% - 52.30%	50.80% - 51.10%
Risk-free interest rate	1.99%	2.61%	1.94%	2.15%
Expected dividend yield	1.38%	1.17%	1.30%	1.35%
Weighted-average fair value of grants	$8.66	$10.10	$9.18	$8.52

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

Total share-based compensation expense of $1,581 and $1,633 was included in our Consolidated Statements of Income for the 13 weeks ended May 28, 2011 and May 29, 2010, respectively. Total share-based compensation expense of $3,371 and $3,562 was included in our Consolidated Statements of Income for the 26 weeks ended May 28, 2011 and May 29, 2010, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended May 28, 2011 there was $67 charged against the APIC Pool for tax deficiencies. For the 26 weeks ended May 28, 2011 there was $133 of excess tax benefit recognized. For the 13 weeks and 26 weeks ended May 29, 2010 there was $50 and $94 of excess tax benefit recognized, respectively.

As of May 28, 2011, there was $7,596 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation costs related to unvested restricted stock awards was $6,303, which is expected to be recognized over a weighted-average period of 1.2 years.

Share-based Activity

A summary of option activity as of May 28, 2011 and changes during the 26 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 27, 2010	2,820,468	$18.25
Granted	489,938	22.20
Exercised	(337,331)	16.81
Forfeited or Cancelled	(373,717)	21.84

Outstanding at May 28, 2011	2,599,358	$18.83

The fair values of options granted during the 13 weeks ended May 28, 2011 and May 29, 2010 were $325 and $141, respectively. Total intrinsic values of options exercised during the 13 weeks ended May 28, 2011 and May 29, 2010 were $181 and $402, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair values of options granted during the 26 weeks ended May 28, 2011 and May 29, 2010 were $4,499 and $4,861, respectively. Total intrinsic values of options exercised during the 26 weeks ended May 28, 2011 and May 29, 2010 were $2,280 and $1,176, respectively. Proceeds received from option exercises during the 13 weeks ended May 28, 2011 and May 29, 2010 were $440 and $650, respectively and $5,243 and $1,860 during the 26 weeks ended May 28, 2011 and May 29, 2010, respectively.

A summary of nonvested restricted stock as of May 28, 2011, and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 27, 2010	111,940	365,829	477,769	$19.17	1.7
Granted	77,847	127,994	205,841	22.19	2.7
Vested	(35,437)	(91,465)	(126,902)	21.60	—
Forfeited	(8,623)	(90,154)	(98,777)	18.57	1.6

Nonvested at May 28, 2011	145,727	312,204	457,931	$21.28	1.4

Total fair values of restricted stock vested during the 13 weeks ended May 28, 2011 and May 29, 2010 were $209 and $79, respectively. Total fair value of restricted stock vested during the 26 weeks ended May 28, 2011 and May 29, 2010 was $2,741 and $1,436, respectively. The total fair value of nonvested restricted stock at May 28, 2011 was $6,823.

We repurchased 2,498 and 1,644 restricted stock shares during the 13 weeks ended May 28, 2011 and May 29, 2010, respectively, and 31,640 and 17,804 restricted stock shares during the 26 weeks ended May 28, 2011 and May 29, 2010, respectively, in conjunction with restricted stock vestings. The repurchases relate to statutory minimum tax withholding. We expect approximately 14,500 additional shares for statutory minimum tax withholding to be repurchased in the remainder of fiscal 2011.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of May 28, 2011, and changes during the 26 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 27, 2010	277,345	88,798	366,143
Participant contributions	9,061	2,467	11,528
Company match contributions	1,709	410	2,119
Payouts	(1,073)	(7,262)	(8,335)

Units outstanding May 28, 2011	287,042	84,413	371,455

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Weighted-average common shares - basic	49,020,948	48,571,860	49,013,487	48,531,232
Equivalent shares from share-based compensations plans	828,795	1,041,378	849,889	1,022,555

Weighted-average common and common equivalent shares - diluted	49,849,743	49,613,238	49,863,376	49,553,787

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

Options to purchase 820,095 and 1,186,954 shares of common stock at the weighted-average exercise price of $24.31 and $23.36 for the 13 week periods ended May 28, 2011 and May 29, 2010, respectively, and options to purchase 893,053 and 1,193,589 shares of common stock at the weighted-average exercise price of $24.50 and $23.37 for the 26 week periods ended May 28, 2011 and May 29, 2010, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	May 28, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$82,335	$82,309	$26
Interest rate swap, net of taxes of $76	(198)	(198)	—
Defined benefit pension plans adjustment net of taxes of $59,758	(113,532)	(113,532)	—

Total accumulated other comprehensive income (loss)	$(31,395)	$(31,421)	$26

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Defined benefit pension plans adjustment net of taxes of $73,983	(136,696)	(136,696)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended May 28, 2011 and May 29, 2010
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2011	2010	2011	2010	2011	2010
Service cost	$909	$1,374	$283	$271	$128	$136
Interest cost	4,079	4,276	1,843	1,750	669	730
Expected return on assets	(6,125)	(6,558)	(2,000)	(1,959)	(772)	(683)
Amortization:
Prior service cost	110	16	(1)	(1)	(1,174)	(1,159)
Actuarial (gain)/ loss	1,148	617	692	642	1,483	1,583
Settlement	—	—	—	821	—	—

Net periodic cost (benefit)	$121	$(275)	$817	$1,524	$334	$607

	26 Weeks Ended May 28, 2011 and May 29, 2010
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2011	2010	2011	2010	2011	2010
Service cost	$2,280	$2,748	$550	$540	$257	$271
Interest cost	8,360	8,552	3,596	3,588	1,338	1,461
Expected return on assets	(12,497)	(13,116)	(3,903)	(4,011)	(1,544)	(1,367)
Amortization:
Prior service cost	127	33	(2)	(2)	(2,347)	(2,318)
Actuarial (gain)/ loss	2,649	1,234	1,347	1,306	2,966	3,166
Settlement	—	—	—	821	—	—

Net periodic cost (benefit)	$919	$(549)	$1,588	$2,242	$670	$1,213

During the second quarter of 2011, we announced significant changes to our U.S. Pension Plan (the Plan). The changes include: benefits under the Plan will be locked-in using service and salary as of May 31, 2011, participants will no longer earn benefits for future service and salary as they had in the past, affected participants will receive a three percent increase to the locked-in benefit for every year they continue to work for us and we will begin making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. These changes to the Plan represent a plan curtailment as there will no longer be a service cost component in the net periodic pension cost as all participants will be considered inactive in the Plan.

The Plan assets and liabilities were remeasured as of April 30, 2011 and the funded position of the Plan improved from an overfunded position of $5,386 as of November 27, 2010 to an overfunded position of $39,085 as of April 30, 2011. The improvement was primarily due to strong asset performance through the first five months of the fiscal year. The discount rate used for the April 30 remeasurement was 5.50 percent as compared to the year-end 2010 discount rate of 5.49 percent. The expected return on assets remained at 8.0 percent for the April 30 remeasurement.

Note 7: Inventories

The composition of inventories follows:

	May 28, 2011	November 28, 2010
Raw materials	$85,833	$64,404
Finished goods	87,050	76,450
LIFO reserve	(21,034)	(19,233)

Total inventories	$151,849	$121,621

Note 8: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

As of May 28, 2011, we had forward foreign currency contracts maturing between June 1, 2011 and April 17, 2012. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $569 at May 28, 2011. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $3,896 at May 28, 2011 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $3,769 at May 28, 2011 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The hedge ineffectiveness calculation as of May 28, 2011 resulted in additional pretax income of $80 for the quarter as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 28, 2011, there were no significant concentrations of credit risk.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 28, 2011, $1,084 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of May 28, 2011, we had reserved $2,436, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1,674 with insurers paying $892 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $800 with insurers expected to pay $510. During the first six months of 2011 we contributed another $210 toward settlements with insurers paying $134 of that amount. This reduced our reserves for this agreement to $590 with an insurance receivable of $376. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in thousands)	26 Weeks Ended May 28, 2011	26 Weeks Ended May 29, 2010
Lawsuits and claims settled	3	3
Settlement amounts	$265	$448
Insurance payments received or expected to be received	$206	$359

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of May 28, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $874 and $616, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 10: Operating Segments

Through the first quarter of 2011, we managed our business based on four primary geographic regions: North America, EIMEA, Latin America and Asia Pacific which were our reportable segments for SEC disclosure purposes. The change in our CEO at the end of fiscal 2010 resulted in a review of our management reporting structure. Changes in the reporting structure, during the second quarter of 2011, required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting”, to determine our reportable segments. The conclusion of the assessment is that we now have six reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives, Latin America Paints and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

We evaluate the performance of each of our operating segments based on operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Corporate expenses are fully allocated to each operating segment.

The tables below provide certain information regarding the net revenue, operating income, and total assets of each of our operating segments and prior periods have been restated:

	13 Weeks Ended
	May 28, 2011			May 29, 2010
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America Adhesives	$121,932	$14,883	$17,774	$115,399	$13,867	$16,636
Construction Products	38,397	81	2,804	35,703	79	2,207
EIMEA	121,691	2,362	8,078	104,568	2,108	3,294
Latin America Adhesives	36,243	280	2,677	31,673	249	2,135
Latin America Paints	25,714	594	992	23,065	123	123
Asia Pacific	49,745	1,531	2,659	37,500	1,890	1,421

Total	$393,722		$34,984	$347,908		$25,816

	26 Weeks Ended
	May 28, 2011			May 29, 2010
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America Adhesives	$229,960	$27,482	$33,010	$215,928	$24,381	$33,866
Construction Products	65,295	174	2,449	62,241	152	2,180
EIMEA	222,497	5,316	10,024	198,586	4,240	7,404
Latin America Adhesives	67,346	564	3,653	60,796	558	4,097
Latin America Paints	54,507	1,244	3,374	49,236	135	1,013
Asia Pacific	93,665	4,346	3,725	70,563	3,489	3,487

Total	$733,270		$56,235	$657,350		$52,047

	May 28, 2011	May 29, 2010
Total assets
North America Adhesives	$193,178	$205,456
Construction Products	191,200	198,920
EIMEA	334,793	267,597
Latin America Adhesives	88,786	81,983
Latin America Paints	71,519	63,951
Asia Pacific	163,150	95,738
Corporate	207,233	218,297

Total	$1,249,859	$1,131,942

Segment assets include primarily inventory, trade receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Operating income	$34,984	$25,816	$56,235	$52,047
Asset impairment charges	—	(8,785)	(332)	(8,785)
Other income (expense), net	(51)	1,340	243	1,277
Interest expense	(2,572)	(3,043)	(5,153)	(4,991)

Income before income taxes and income from equity method investments	$32,361	$15,328	$50,993	$39,548

Note 11: Income Taxes

As of May 28, 2011, we had a $6,557 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of May 28, 2011, we had accrued $1,419 of net interest and penalties relating to unrecognized tax benefits. During the second quarter of 2011 our recorded liability for unrecognized tax benefits, net, decreased by $1,113 principally as a result of the settlement of an audit in Germany.

Note 12: Goodwill

During the second quarter of 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. Based on valuations, we recorded $4,882 to goodwill. See Note 2 for further discussion.

A summary of goodwill activity for the first six months of 2011 is presented below:

Balance at November 27, 2010	$108,970
Currency impact	3,422

Balance at February 26, 2011	112,392
Liquamelt Corp. acquisition	4,882
Currency impact	3,214

Balance at May 28, 2011	$120,488

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 28, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	May 28, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$51,561	$51,561	$—	$—	$—
Derivative assets	1,020	—	1,020	—	—
Interest rate swaps	3,769	—	3,769	—	—

Liabilities:
Derivative liabilities	$1,589	$—	$1,589	$—	$—
Contingent consideration liability	1,919	—	—	1,919	—

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

During the second quarter of 2011 we repurchased shares under this program with an aggregate value of $2,498. Of this amount $116 reduced common stock and $2,382 reduced additional paid-in capital. During the first six months of 2011 we repurchased shares under this program with an aggregate value of $4,995. Of this amount $226 reduced common stock and $4,769 reduced additional paid-in capital.

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

Net revenue in the second quarter of 2011 increased 13.2 percent over the second quarter of 2010. Organic growth, which we define as revenue growth due to changes in sales volume and selling prices, was a positive 8.5 percent as compared to the second quarter of 2010. The growth was broad-based across market segments and geography. Specifically, our Latin America Adhesives, Latin America Paints and EIMEA operating segments all had double digit organic sales growth for the quarter. Net revenue for the first six months of 2011 increased 11.5 percent over the first six months of 2010. Organic sales growth was a positive 8.7 percent for the first six months compared to last year. For the first six months, all six segments showed positive organic sales growth, EIMEA 11.5 percent, Latin America Adhesives 10.8 percent, Latin America Paints 10.7 percent, Asia Pacific 9.3 percent, North America Adhesives 6.0 percent and Construction Products 4.9 percent. The continuation of higher raw material costs contributed to a decline in gross profit margin to 28.6 percent in the second quarter and first six months of 2011 compared to 29.1 percent and 30.2 percent in the second quarter and first six months of 2010, respectively. We reduced our SG&A expenses as a percentage of revenue by 190 basis points in the second quarter relative to last year’s second quarter and 140 basis points for the first six months of 2011 compared to the first six months of 2010.

Net income attributable to H.B. Fuller for the second quarter of 2011 was $25.1 million as compared to $11.0 million in the second quarter of 2010. Included in the net income attributable to H.B. Fuller for the second quarter of 2010, were exit costs and asset impairment charges of $8.4 million after tax or $0.17 per share. On a diluted earnings per share basis, the second quarter of 2011 was $0.50 per share as compared to $0.22 per share for the same period last year. Net income attributable to H.B. Fuller for the first six months of 2011 was $39.5 million as compared to $30.0 million in the same period of 2010. On a diluted earnings per share basis, the first six months of 2011 was $0.79 per share as compared to $0.60 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net revenue	$393.7	$347.9	13.2%	$733.3	$657.4	11.5%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the second quarter and the first six months of 2011 compared to the same periods in 2010:

	13 Weeks Ended May 28, 2011	26 Weeks Ended May 28, 2011
Product pricing	8.2%	7.8%
Sales volume	0.3%	0.9%
Currency	3.0%	1.1%
Acquisitions	1.7%	1.7%

	13.2%	11.5%

Organic sales growth was a positive 8.5 percent (positive 8.2 percent from product pricing and positive 0.3 percent from sales volume) in the second quarter of 2011 as compared to the same period last year. For the first six months of 2011, organic sales growth was a positive 8.7 percent as compared to the same period last year. The organic sales growth was driven by double-digit growth in the EIMEA, Latin America Adhesives and Latin America Paints operating segments and nearly double-digit growth in the Asia Pacific operating segment. The positive currency effects in the quarter and first six months were primarily the result of the strengthening of the Euro and the Australian dollar as compared to the U.S dollar. The net revenue increase from acquisitions in 2011 was due to the acquisition of Revertex Finewaters, early in the third quarter of 2010.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Cost of sales:	$281.1	$246.8	13.9%	$523.8	$458.6	14.2%
Percent of net revenue	71.4%	70.9%		71.4%	69.8%

The 13.9 percent increase in the cost of sales in the second quarter of 2011 as compared to the second quarter of 2010 and the 14.2 percent increase in the first six months of 2011 compared to the same period of last year were both driven by increases in raw material costs primarily due to supply shortages and higher cost of feedstocks. Each of our six operating segments was impacted by the rising raw material costs. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and by increased demand in adjacent industries.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Gross profit	$112.6	$101.1	11.4%	$209.5	$198.8	5.4%
Percent of net revenue	28.6%	29.1%		28.6%	30.2%

The lower gross profit margin for the second quarter and first six months of 2011 as compared to the same periods in 2010 resulted primarily from the raw material cost inflation which outpaced the rate of average selling price increases.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
SG&A	$77.6	$75.3	3.1%	$153.3	$146.7	4.4%
Percent of net revenue	19.7%	21.6%		20.9%	22.3%

SG&A expenses increased $2.3 million or 3.1 percent from the second quarter of 2010 and $6.6 million or 4.4 percent for the first six months of 2011 compared to the same periods of 2010. The increases were largely due to higher costs associated with adding resources to our sales and technical organizations. We continue to invest in growth despite the sluggish economic environment. We reduced our SG&A expenses as a percentage of net revenue by 190 basis points in the second quarter and 140 basis points in the first six months compared to the same periods of last year.

Asset impairment charges:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Asset impairment charges	$—	$8.8	NMP	$0.3	$8.8	NMP

NMP = Non-meaningful percentage

During the first quarter of 2011, a decision was made to discontinue production of the polymer used in certain resin products that had been produced in our EIMEA operating segment. Asset impairment charges of $0.3 million relate to the impairment of trademarks and trade names used in the abandoned resin products.

In the second quarter of 2010, $8.8 million of asset impairment charges were taken as a result of the decision to exit the polysulfide-based insulating glass sealant product line in Europe.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Other income (expense), net	$(0.1)	$1.3	NMP	$0.2	$1.3	(81.0%)

NMP = Non-meaningful percentage

Interest income increased $0.2 million in the second quarter of 2011 compared to the second quarter of 2010 and $0.5 million for the first six months of 2011 compared to the same period last year. Currency translation and re-measurement losses were $0.8 million in the second quarter of 2011 as compared to $0.1 million in the second quarter of 2010. For the first six months of 2011 currency translation and re-measurement losses were $1.2 million compared to a minimal gain of $0.03 million in the first six months of 2010.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Interest expense	$2.6	$3.0	(15.5%)	$5.2	$5.0	3.2%

The lower interest expense in the second quarter of 2011 as compared to the second quarter of 2010 was due to lower debt balances and lower weighted average interest rates due to the mix of debt. The higher interest expense in the first six months of 2011 as compared to the first six months of 2010 was due to a change in the mix of debt.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Income taxes	$10.0	$6.0	65.8%	$16.3	$13.1	24.4%
Effective tax rate	30.9%	39.3%		31.9%	33.1%

Income tax expense of $10 million in the second quarter of 2011 includes $0.2 million of discrete tax expense. Excluding these items, the overall effective tax rate was 30.2 percent. Without a discrete tax benefit of $.1 million and the impact of the exit costs and asset impairment charges, a benefit of $3.0 million in the second quarter of 2010, the overall effective tax rate was 34.1 percent. Excluding discrete expense of $.8 million, the overall effective tax rate for the 26 weeks ended May 28, 2011 was 30.3 percent as compared to 33.9 percent for the 26 weeks ended May 29, 2010. The primary reason for the lower rate in 2011 resulted from changes in the geographic mix of pretax earnings as compared to 2010.

Income from equity method investments:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Income from equity method investments	$2.5	$1.7	44.2%	$4.3	$3.5	22.8%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The second quarter and first six months results reflect the higher net income recorded by the joint venture in 2011 compared to the same periods of 2010 due mainly to an increase in net revenue.

Net (income) loss attributable to noncontrolling interests:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net (income) loss attributable to noncontrolling interests	$0.27	$(0.01)	NMP	$0.42	$(0.04)	NMP

NMP = Non-meaningful percentage

Operating losses in our China entities led to net loss attributable to noncontrolling interests in the second quarter and first six months of 2011. This compared to net income attributable to noncontrolling interests in the second quarter and first six months of 2010.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net income attributable to H.B. Fuller	$25.1	$11.0	128.2%	$39.5	$30.0	31.8%
Percent of net revenue	6.4%	3.2%		5.4%	4.6%

The net income attributable to H.B. Fuller for the second quarter of 2011 was $25.1 million compared to $11.0 million for the second quarter of 2010. The diluted earnings per share for the second quarter of 2011 was $0.50 per share as compared to $0.22 per share for the second quarter of 2010. Included in the net income attributable to H.B. Fuller for the second quarter of 2010, were exit costs and asset impairment charges of $8.4 million after tax or $0.17 per share. Net income as a percent of net revenue was 6.4 percent in the second quarter of 2011 compared to 3.2 percent in the second quarter of 2010. The 13.2 percent increase in net revenue for the second quarter of 2011 compared to the same period last year was the main driver of the increase in net income. Net income attributable to H.B. Fuller for the first six months of 2011 was $39.5 million compared to $30.0 million for the first six months of 2010. The diluted earnings per share for the first six months of 2011 was $0.79 per share as compared to $0.60 per share for the same period of 2010. The 11.6 percent increase in net revenue for the first six months of 2011 and the 2010 asset impairment charges were the main drivers of the increase in net income compared to the first six months of 2010. Net income as a percent of net revenue was 5.4 percent for the first six months of 2011 compared to 4.6 percent for the first six months of 2010.

Operating Segment Results

Through the first quarter of 2011, we managed our business based on four primary geographic regions: North America, EIMEA, Latin America and Asia Pacific which were our reportable segments for SEC disclosure purposes. The change in our CEO at the end of fiscal 2010 resulted in a review of our management reporting structure. Changes in the reporting structure, during the second quarter of 2011, required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting”, to determine our reportable segments. The conclusion of the assessment is that we now have six reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives, Latin America Paints and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Corporate expenses are fully allocated to each operating segment.

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments and prior periods have been restated. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$121.9	31%	$115.4	33%	$230.0	31%	$216.0	33%
Construction Products	38.4	10%	35.7	10%	65.3	9%	62.2	9%
EIMEA	121.7	31%	104.6	30%	222.5	30%	198.6	30%
Latin America Adhesives	36.2	8%	31.7	9%	67.3	9%	60.8	9%
Latin America Paints	25.7	7%	23.0	7%	54.5	8%	49.2	8%
Asia Pacific	49.8	13%	37.5	11%	93.7	13%	70.6	11%

Total	$393.7	100%	$347.9	100%	$733.3	100%	$657.4	100%

Operating Income by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America Adhesives	$17.8	51%	$16.6	64%	$33.0	58%	$33.8	65%
Construction Products	2.8	8%	2.2	9%	2.4	4%	2.2	4%
EIMEA	8.1	23%	3.3	13%	10.0	18%	7.4	14%
Latin America Adhesives	2.7	8%	2.2	9%	3.7	7%	4.1	8%
Latin America Paints	1.0	3%	0.1	0%	3.4	6%	1.0	2%
Asia Pacific	2.6	7%	1.4	5%	3.7	7%	3.5	7%

Total	$35.0	100%	$25.8	100%	$56.2	100%	$52.0	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Operating income	$35.0	$25.8	$56.2	$52.0
Asset impairment charges	—	(8.8)	(0.3)	(8.8)
Other income (expense), net	—	1.3	0.3	1.3
Interest expense	(2.6)	(3.0)	(5.2)	(5.0)

Income before income taxes and income from equity method investments	$32.4	$15.3	$51.0	$39.5

North America Adhesives

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$121.9	$115.4	5.7%	$230.0	$216.0	6.5%
Operating Income	$17.8	$16.6	6.9%	$33.0	$33.8	(2.5%)
Segment profit margin %	14.6%	14.4%		14.4%	15.7%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	5.2%	6.0%
Currency	0.5%	0.5%

Total	5.7%	6.5%

Net revenue increased 5.7 percent in the second quarter of 2011 compared to the second quarter of 2010. The increase was mainly due to a 9.7 percent increase in average selling prices partially offset by a 4.5 percent volume decline. Net revenue increased 6.5 percent in the first six months of 2011 compared to the first six months of 2010. The increase was a combination of an 8.8 percent increase in average selling prices partially offset by a 2.8 percent volume decline. Raw material prices continued to increase as the global demand for feedstocks that are the basis of many of our adhesives raw materials has continued to increase. The result is a significant increase in raw material costs. Despite implementing selling price increases, we have not been able to completely offset the rising raw material costs, leading to a lower gross profit margin in the second quarter of 2011 and the first six months of 2011 compared to the second quarter and first six months of 2010. SG&A expenses were relatively flat in the second quarter of 2011 compared to the second quarter of 2010. Operating income increased 6.9 percent in the second quarter of 2011 compared to the second quarter of 2010 but declined 2.5 percent in the first six months of 2011 compared to the first six months of 2010 as a result of the decrease in gross profit margin combined with higher SG&A expenses in the first quarter of 2011.

Construction Products

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$38.4	$35.7	7.6%	$65.3	$62.2	4.9%
Operating Income	$2.8	$2.2	27.0%	$2.4	$2.2	12.3%
Segment profit margin %	7.3%	6.2%		3.8%	3.5%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	7.6%	4.9%

The net revenue growth in both the second quarter and first six months of 2011 were due to sales increases in the distribution channel. Both average selling prices and sales volumes contributed to the sales increase compared to prior year. Gross profit margins were flat for both the second quarter and the first six months as raw material cost increases were offset by lower manufacturing expenses. Reorganization of our sales and marketing area contributed to an increase in SG&A expenses in both the second quarter and first six months of 2011. The reorganization is intended to support marketing initiatives and promote growth. The year-over-year improvement in operating income for both the second quarter and first six months of 2011 was driven primarily by the growth in net revenue and control of operating expenses.

EIMEA

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$121.7	$104.6	16.4%	$222.5	$198.6	12.0%
Operating Income	$8.1	$3.3	145.2%	$10.0	$7.4	35.4%
Segment profit margin %	6.6%	3.2%		4.5%	3.7%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	10.1%	11.5%
Currency	6.3%	0.5%

Total	16.4%	12.0%

Net revenue increased 16.4 percent in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a 10.0 percent growth in average selling prices. Volume growth was flat due to the exit of the polysulfide-based insulating glass product line in the second quarter of 2010 and the discontinued production of water-based polymers used in certain resin products in the first quarter of 2011. Net of these impacts, EIMEA volume continued to grow. Currency impacts including a stronger Euro resulted in a 6.3 percent increase in net revenue in the second quarter of 2011 compared to the second quarter of 2010. Organic sales growth was 11.5 percent for the first six months of 2011 compared to the same period last year. The gross profit margin increased in the second quarter of 2011 compared to the second quarter of 2010 resulting from the 16.4 percent increase in net revenue partially offset by higher costs of raw materials from shortages in certain raw materials. For the first six months the gross profit margin decreased as the higher costs of raw materials offset the organic sales growth. In the first quarter of 2011, the political unrest in Egypt and the resulting production interruptions, also contributed to the lower gross profit margin as we incurred additional costs to supply our customers. The SG&A expenses increased in the second quarter and first six months mainly due to our investment in our sales organization. The 16.4 percent increase in net revenue resulted in a 145.2 percent increase in operating income in the second quarter of 2011 compared to the second quarter of 2010. For the first six months, the 12.0 percent increase in net revenue resulted in a 35.4 percent increase in operating income compared to the same period last year.

Latin America Adhesives

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$36.2	$31.7	14.4%	$67.3	$60.8	10.8%
Operating Income	$2.7	$2.2	25.4%	$3.7	$4.1	(10.8%)
Segment profit margin %	7.4%	6.7%		5.4%	6.7%

The following tables provide details of the Latin America Adhesives net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	14.4%	10.8%

Net revenue increased 14.4 percent and 10.8 percent in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010. The net revenue growth was driven by better economic conditions in Latin America and increased average selling prices. The gross profit margin decreased in the second quarter and first six months of 2011 compared to the same periods last year due to the significant increase in raw material costs. Pricing actions taken in the second quarter in response to increasing raw material costs helped improve gross profit margins. SG&A expenses increased slightly from last year, however decreased as a percent of net revenue. The increase in net revenue was the key factor in the 25.4 percent increase in operating income in the second quarter of 2011 compared to the second quarter of 2010. For the first six months of 2011 operating income declined 10.8 percent compared to the first six months of 2010 due to the lower gross profit margin.

Latin America Paints

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$25.7	$23.0	11.5%	$54.5	$49.2	10.7%
Operating Income	$1.0	$0.1	704.0%	$3.4	$1.0	233.0%
Segment profit margin %	3.9%	0.5%		6.2%	2.1%

The following tables provide details of the Latin America Paints net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	11.5%	10.7%

Net revenue increased 11.5 percent in the second quarter of 2011 compared to the second quarter of 2010 and increased 10.7 percent in the first six months of 2011 compared to the first six months of 2010. The net revenue growth was driven by better economic conditions in Central America and increases in average selling price and sales volume for both the second quarter and first six months of 2011 as compared to the same periods last year. The gross profit margin increased over last year due to the favorable mix of sales as well as the impact from selling price increases and improved sales volume. The favorable mix of sales was due to our strategy to focus on higher-end products versus the lower-end commodity products. The improved gross profit margin in 2011 was the main driver of improved operating income compared to 2010.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010	2011 vs 2010	May 28, 2011	May 29, 2010	2011 vs 2010
Net Revenue	$49.8	$37.5	32.7%	$93.7	$70.6	32.7%
Operating Income	$2.6	$1.4	87.1%	$3.7	$3.5	6.8%
Segment profit margin %	5.3%	3.8%		4.0%	4.9%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended May 28, 2011 vs May 29, 2010	26 Weeks Ended May 28, 2011 vs May 29, 2010
Organic Growth	8.6%	9.4%
Currency	8.6%	7.5%
Acquisition/Divesture	15.5%	15.8%

Total	32.7%	32.7%

Net revenue growth of 32.7 percent for both the second quarter and first six months of 2011 was due to (1) organic sales growth of 8.6 percent and the Revertex Finewaters acquisition in Malaysia which added $5.8 million or 15.5 percent in the second quarter of 2011 and (2) organic sales growth of 9.4 percent and the Revertex Finewaters acquisition in Malaysia which added $11.2 million or 15.8 percent for the first six months of 2011. The organic sales growth is 4.6 percent in sales volume and 4.0 percent in average selling prices in the second quarter of 2011 compared to the prior year. The growth was the result of the expansion and investments we have been making in this operating segment. Also contributing to the increase in revenue were positive currency effects of 8.6 percent or $3.2 million in the second quarter of 2011 and 7.5 percent or $5.3 million for the first six months of 2011. The currency effect was largely driven by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses increased in the second quarter of 2011 and the first six months of 2011 compared to the second quarter and first six months of 2010 as a result of the acquisition and our investments in sales and marketing. Increases in raw material prices and the impact of the acquisition resulted in a decrease in gross profit margin despite the organic growth for both the second quarter and first six months of 2011. The strong net revenue growth for both the second quarter of 2011 and the first six months of 2011 more than offset the reduced gross profit generation and the increases in SG&A expenses, resulting in an increase in operating income in both the second quarter and first six months of 2011 as compared to the second quarter and first six months of 2010.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 28, 2011 were $137.6 million as compared to $133.3 million as of November 27, 2010 and $161.1 million as of May 29, 2010. Of the $137.6 million in cash and cash equivalents as of May 28, 2011, $124.5 million was held outside the U.S. Total long and short-term debt was $239.8 million as of May 28, 2011, $250.7 million as of November 27, 2010 and $292.4 million as of May 29, 2010. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 24.9 percent as of May 28, 2011 as compared to 28.3 percent as of November 27, 2010 and 34.0 percent as of May 29, 2010. The lower ratio as of May 28, 2011 compared to November 27, 2010 and May 29, 2010 was due to higher equity and lower quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 28, 2011, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of May 28, 2011
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility & Term Loan	Not less than 2.5	15.2

Total Indebtedness / TTM EBITDA	Revolving Credit Facility & Term Loan	Not greater than 3.5	1.5

TTM EBITDA / TTM Interest Expense	Private Placement	Not less than 2.5	15.1

Total Indebtedness / TTM EBITDA	Private Placement	Not greater than 3.5	1.5

•	TTM = Trailing 12 months

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2011. Included in these obligations are the following scheduled debt payments:

•	$5.6 million payments on term loan, due June 30, and September 30, 2011, are expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	May 28, 2011	May 29, 2010
Net working capital as a percentage of annualized net revenue[1]	16.7%	15.6%
Accounts receivable DSO[2]	55 Days	52 Days
Inventory days on hand[3]	50 Days	48 Days
Free cash flow[4]	12.7 million	($5.9) million
Total debt to total capital ratio[5]	24.9%	34.0%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	(Trade receivables less the allowance for doubtful accounts at the balance sheet date) multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on gross investment, or ROGI. The calculation is represented by gross cash flow divided by Gross Investment.

•

Gross cash flow is defined as: gross profit, less SG&A expenses less taxes at a non-GAAP standard rate of 29 percent, plus depreciation and amortization expenses, less maintenance capital expenditures, a non-GAAP financial measure defined as 50 percent of total depreciation expense. Gross cash flow is calculated using trailing 12 month information.

•	Gross investment is defined as total assets plus accumulated depreciation less non-debt current liabilities less cash.

ROGI was introduced because we believe it provides a true measure of return on investment, it is a better way to internally measure performance and it is focused on the long term. The ROGI calculated at May 28, 2011 and November 27, 2010 were 6.9 percent and 7.3 percent, respectively.

The following table shows the ROGI calculation based on the definition above compared to a calculation using all GAAP-based data. We believe the use of certain non-GAAP financial measures provides a better calculation of ROGI because they eliminate fluctuations not specifically related to the return on the current investment base.

	Trailing 12 months as of May 28, 2011
($ in millions)	ROGI (Management calculation)	ROGI (GAAP-based calculation)
Gross profit	$407.9	$407.9
Selling, general and administrative expenses	(299.4)	(299.4)

Operating income	108.5	108.5
Taxes[1]	(31.5)	(31.3)
Depreciation and amortization	40.5	40.5
Maintenance capital expenditures[2]	(15.2)	(34.4)

Gross cash flow	$102.3	$83.3
Gross investment	$1,492.0	$1,492.0
Return on gross investment	6.9%	5.6%

[1]	The ROGI calculation for management measurement purposes uses a tax rate of 29 percent. The GAAP rate is based on actual tax expense including any discrete items.

[2]

Maintenance capital expenditures used for the management calculation of ROGI is 50 percent of total depreciation expense whereas the GAAP-based amount is the actual capital expenditures from the cash flow statement.

Summary of Cash Flows

Cash Flows from Operating Activities:

	26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010
Net cash provided by operating activities	$33.9	$16.3

Net income plus depreciation expense, amortization expense and asset impairment charges was $59.4 million in the first six months of both 2011 and 2010. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $14.5 million in the first six months of 2011 as compared to a use of cash of $17.6 million in the first six months of 2010. A primary factor contributing to the increase in cash flows from operating activities for the first six months of 2011 compared to the same period in 2010 was that 2011 included income tax refunds of estimated tax payments made in 2010.

The table below shows the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010
Trade receivables, net	$(17.1)	$(11.8)
Inventory	(25.9)	(19.8)
Trade payables	28.5	14.0

Total cash flow impact	$(14.5)	$(17.6)

•

Trade Receivables, net – The higher sales activity and higher DSO in the first six of 2011 was the primary reason for the use of cash of $17.1 million compared to a use of cash of $11.8 million in same period of 2010. The DSO was 55 days at May 28, 2011 and 52 days at May 29, 2010. The increase in DSO was driven by increases in the EIMEA, Latin America Paints and Asia Pacific operating segments.

•

Inventory – The use of cash in 2011 was directly related to the increase in sales volume, higher raw material costs and the purchases of inventory based on availability instead of forecasted usage. Certain raw materials have been in short supply so purchases have been made based on availability instead of forecasted usage. This resulted in some balances being higher than normal as of May 28, 2011. The downward management of our inventory in the fourth quarter of 2010 also impacted our use of cash in the first six months of 2011. Inventory days on hand were 50 days as of May 28, 2011 as compared to 48 days as of May 29, 2010. All operating segments with the exception of EIMEA reported lower days on hand at the end of the second quarter of 2011 as compared to the end of the second quarter of 2010.

•	Trade Payables – The large source of cash in the first six months of 2011 was primarily due to the increase in inventory and the timing of payments.

Cash Flows from Investing Activities:

	26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010
Net cash used in investing activities	$(20.0)	$(12.5)

Purchases of property, plant and equipment were $14.1 million in the first six months of 2011 as compared to $15.4 million for the same period of 2010. In the second quarter of 2011, we acquired the principle assets and certain liabilities of Liquamelt Corp. for $6.0 million. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	26 Weeks Ended
($ in millions)	May 28, 2011	May 29, 2010
Net cash provided by (used in) financing activities	$(18.7)	$71.5

Proceeds of long-term debt were $99.0 million in the first six months of 2011 compared to $312.0 million for the first six months of 2010. Included in the 2010 proceeds of long-term debt was our note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. Repayments of long-term debt were $110.3 million in the first six months of 2011 compared to $240.0 million for the same period of 2010. The 2010 repayment of long-term debt was primarily to pay down the revolving credit that had been used to fund pension contributions in the fourth quarter of 2009. Cash generated from the exercise of stock options was $5.2 million and $1.9 million for the first six months of 2011 and 2010, respectively. The higher 2011 cash generated from the exercise of stock options was mainly due to exercises by our former CEO as his departure required the exercise of certain stock option awards prior to the end of the first quarter. Repurchases of common stock were $5.7 million in the first six months of 2011 compared to $0.4 million in the same period of 2010. The higher 2011 repurchases of common stock were primarily due to $5.0 million from our 2010 share repurchase program.

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

Our financial performance may be negatively affected by the unfavorable economic conditions. Recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 28, 2011 would be approximately $1.6 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 60 percent of net revenue was generated outside of the United States for the first six months of 2011. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2011, and foreign currency balance sheet positions as of May 28, 2011, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.8 million or $0.04 per diluted share.

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

For the six months ended May 28, 2011, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of May 28, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of May 28, 2011, $1.1 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of May 28, 2011, we had reserved $2.4 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1.7 million with insurers paying $0.9 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $0.8 million with insurers expected to pay $0.5 million. During the first six months of 2011 we contributed another $0.2 million toward settlements with insurers paying $0.1 million of that amount. This reduced our reserves for this agreement to $0.6 million with an insurance receivable of $0.4 million. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	26 Weeks Ended May 28, 2011	26 Weeks Ended May 29, 2010
Lawsuits and claims settled	3	3
Settlements reached	$0.3	$0.4
Insurance payments received or expected to be received	$0.2	$0.4

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of May 28, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $0.9 million and $0.6 million, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

February 27, 2011 - April 2, 2011	—	$—	—	$97,503

April 3, 2011 - April 30, 2011	118,489	$21.56	115,846	$95,005

May 1, 2011 - May 28, 2011	—	$—	—	$95,005

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes.

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes. On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital.

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described above and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were 2,498 shares withheld in the second quarter of 2011 to satisfy employee tax withholdings.

Item 6. Exhibits

10.1	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008.

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 24, 2011	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.