Form 10-Q
period 2011-08-27
FULLER H B CO
filed 2011-09-23
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,276,417 as of September 14, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net revenue	$387,756	$338,568	$1,121,026	$995,918
Cost of sales	(275,775)	(242,294)	(799,549)	(700,857)

Gross profit	111,981	96,274	321,477	295,061
Selling, general and administrative expenses	(79,542)	(73,584)	(232,803)	(220,324)
Asset impairment charges	—	—	(332)	(8,785)
Other income (expense), net	1,568	1,041	1,811	2,318
Interest expense	(2,763)	(2,669)	(7,916)	(7,660)

Income before income taxes and income from equity method investments	31,244	21,062	82,237	60,610
Income taxes	(9,948)	(4,071)	(26,217)	(17,152)
Income from equity method investments	2,095	1,859	6,431	5,391

Net income including non-controlling interests	23,391	18,850	62,451	48,849
Net (income) loss attributable to non-controlling interests	(171)	128	246	92

Net income attributable to H.B. Fuller	$23,220	$18,978	$62,697	$48,941

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.47	$0.39	$1.28	$1.01
Diluted	$0.47	$0.38	$1.26	$0.99

Weighted-average common shares outstanding:
Basic	49,000	48,595	49,009	48,552
Diluted	49,917	49,585	49,881	49,564

Dividends declared per common share	$0.075	$0.070	$0.220	$0.208

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 27, 2011	November 27, 2010
Assets
Current assets:
Cash and cash equivalents	$149,133	$133,277
Trade receivables (net of allowances - $4,768 and $5,895, for August 27, 2011 and November 27, 2010, respectively)	242,014	221,020
Inventories	172,946	121,621
Other current assets	55,044	57,699

Total current assets	619,137	533,617

Property, plant and equipment	848,114	806,804
Accumulated depreciation	(589,234)	(555,729)

Property, plant and equipment, net	258,880	251,075

Goodwill	121,464	108,970
Other intangibles, net	130,422	131,517
Other assets	155,645	128,278

Total assets	$1,285,548	$1,153,457

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$28,453	$27,243
Current maturities of long-term debt	22,500	22,500
Trade payables	138,872	102,107
Accrued compensation	39,874	45,645
Income taxes payable	7,906	4,931
Other accrued expenses	26,374	28,907

Total current liabilities	263,979	231,333

Long-term debt, excluding current maturities	187,193	200,978
Accrued pension liabilities	37,620	42,788
Other liabilities	44,664	43,968

Total liabilities	533,456	519,067

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,199	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,276,417 and 49,194,251, for August 27, 2011 and November 27, 2010, respectively	49,276	49,194
Additional paid-in capital	25,945	22,701
Retained earnings	698,323	646,596
Accumulated other comprehensive income (loss)	(27,880)	(86,557)

Total H.B. Fuller stockholders’ equity	745,664	631,934

Non-controlling interests	2,229	2,456

Total equity	747,893	634,390

Total liabilities, redeemable non-controlling interest and total equity	$1,285,548	$1,153,457

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 28, 2009	$48,658	$12,309	$589,451	$(59,064)	$2,888	$594,242
Net income including non-controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Medicare Part D Subsidy tax adjustment				(1,484)		(1,484)
Defined benefit pension plans adjustment, net of tax of $(1,523)				2,626		2,626
Interest rate swap, net of tax				31		31

Comprehensive income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	49,194	22,701	646,596	(86,557)	2,456	634,390
Net income including non-controlling interests			62,697		(246)	62,451
Foreign currency translation				34,043	19	34,062
Defined benefit pension plans adjustment, net of tax of $14,906				24,603		24,603
Interest rate swaps, net of tax				31		31

Comprehensive income						121,147
Dividends			(10,970)			(10,970)
Stock option exercises	371	5,384				5,755
Share-based compensation plans other, net	88	5,391				5,479
Tax benefit on share-based compensation plans		269				269
Repurchases of common stock	(377)	(7,800)				(8,177)

Balance at August 27, 2011	$49,276	$25,945	$698,323	$(27,880)	$2,229	$747,893

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net income including non-controlling interests	$62,451	$48,849
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	22,624	22,392
Amortization	7,555	8,325
Deferred income taxes	723	1,063
Income from equity method investments	(6,431)	(5,391)
Share-based compensation	5,213	5,607
Excess tax benefit from share-based compensation	(269)	(90)
Asset impairment charges	332	8,785
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(13,067)	(9,256)
Inventories	(46,468)	(34,102)
Other assets	11,695	(4,604)
Trade payables	33,037	9,736
Accrued compensation	(7,075)	(2,795)
Other accrued expenses	(3,217)	(66)
Income taxes payable	2,360	(2,364)
Accrued / prepaid pensions	(7,623)	(6,885)
Other liabilities	(1,260)	(5,952)
Other	1,522	(6,068)

Net cash provided by operating activities	62,102	27,184

Cash flows from investing activities:
Purchased property, plant and equipment	(23,640)	(24,421)
Purchased businesses, net of cash acquired	(6,000)	(26,768)
Proceeds from sale of property, plant and equipment	2,188	2,923

Net cash used in investing activities	(27,452)	(48,266)

Cash flows from financing activities:
Proceeds from long-term debt	167,000	339,000
Repayment of long-term debt	(183,875)	(275,000)
Net proceeds from notes payable	1,036	17,069
Dividends paid	(10,854)	(10,180)
Proceeds from stock options exercised	5,755	1,924
Excess tax benefit from share-based compensation	269	90
Proceeds from issuance of redeemable non-controlling interest	1,425	—
Repurchases of common stock	(8,177)	(377)

Net cash provided by (used in) financing activities	(27,421)	72,526

Effect of exchange rate changes	8,627	(10,881)

Net change in cash and cash equivalents	15,856	40,563
Cash and cash equivalents at beginning of period	133,277	100,154

Cash and cash equivalents at end of period	$149,133	$140,717

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$116	$80
Cash paid for interest	$11,404	$10,251
Cash paid for income taxes	$11,488	$23,525

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

Recently Adopted Accounting Pronouncements:

On November 28, 2010, the beginning of our fiscal 2011, we adopted the new guidance in ASC Topic 605, “Revenue Recognition”, relating to the accounting for revenue arrangements involving multiple deliverables. The updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The adoption of this standard did not impact our consolidated financial statements.

New Accounting Pronouncements:

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” These updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which is our fiscal year 2013. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

Note 2: Acquisitions

Liquamelt Corp.: On April 15, 2011 we acquired the principal assets and certain liabilities of Liquamelt Corp., a manufacturer and marketer of adhesives and a unique adhesive dispensing system. Liquamelt Corp. was based in Lorain, Ohio. This innovative adhesive system delivers room temperature liquid adhesive to the point of application where it is activated and dispensed. It rapidly forms strong bonds over a wide variety of substrates.

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

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the former shareholders earning €608 or approximately $805. Because this acquisition occurred prior to the new rules on accounting for business combinations, this amount was considered additional purchase price, which increased goodwill. The second earn-out was based on financial performance for a period from April 2010 to April 2011. According to the terms of the agreement, there was no earn-out earned for the second earn-out period. There is one remaining earn-out period that could result in an additional payment of up to €1,992 which would also be considered additional purchase price. No amounts have been accrued for the remaining earn-out period as the contingency has not been resolved and additional consideration is not distributable as of the end of the third quarter of 2011.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of November 27, 2010.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 39 weeks ended August 27, 2011 and August 28, 2010 were calculated using the following assumptions:

	13 Weeks Ended[1]	39 Weeks Ended
	August 27, 2011	August 27, 2011	August 28, 2010
Expected life (in years)	4.75	4.75	5.00
Weighted-average expected volatility	50.45%	52.18%	50.81%
Expected volatility	50.45%	50.45% - 52.30%	50.80% - 51.10%
Risk-free interest rate	1.63%	1.93%	2.15%
Expected dividend yield	1.17%	1.29%	1.35%
Weighted-average fair value of grants	$10.10	$9.21	$8.52

[1]	There were no options granted for the 13 week period ended August 28, 2010.

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

Total share-based compensation expense of $1,842 and $2,045 was included in our Consolidated Statements of Income for the 13 weeks ended August 27, 2011 and August 28, 2010, respectively. Total share-based compensation expense of $5,213 and $5,607 was included in our Consolidated Statements of Income for the 39 weeks ended August 27, 2011 and August 28, 2010, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended August 27, 2011 there was $136 of excess tax benefit recognized. For the 13 weeks ended August 28, 2010 there was $4 charged against the APIC Pool for tax deficiencies. For the 39 weeks ended August 27, 2011 and August 28, 2010 there was $269 and $90 of excess tax benefit recognized, respectively.

As of August 27, 2011, there was $6,658 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation costs related to unvested restricted stock awards was $5,684, which is expected to be recognized over a weighted-average period of 1.0 years.

Share-based Activity

A summary of option activity as of August 27, 2011 and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 27, 2010	2,820,468	$18.25
Granted	505,686	22.29
Exercised	(371,059)	15.51
Forfeited or Cancelled	(391,136)	21.82

Outstanding at August 27, 2011	2,563,959	$18.90

The total fair values of options granted during the 13 weeks ended August 27, 2011 were $159. Total intrinsic values of options exercised during the 13 weeks ended August 27, 2011 and August 28, 2010 were $293 and $57, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair values of options granted during the 39 weeks ended August 27, 2011 and August 28, 2010 were $4,658 and $4,861, respectively. Total intrinsic values of options exercised during the 39 weeks ended August 27, 2011 and August 28, 2010 were $2,573 and $1,233, respectively. Proceeds received from option exercises during the 13 weeks ended August 27, 2011 and August 28, 2010 were $512 and $64, respectively and $5,755 and $1,924 during the 39 weeks ended August 27, 2011 and August 28, 2010, respectively.

A summary of nonvested restricted stock as of August 27, 2011, and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 27, 2010	111,940	365,829	477,769	$19.17	1.7
Granted	82,492	134,496	216,988	22.34	2.4
Vested	(34,923)	(91,587)	(126,510)	21.61	—
Forfeited	(12,923)	(90,154)	(103,077)	18.59	1.4

Nonvested at August 27, 2011	146,586	318,584	465,170	$21.90	1.0

Total fair values of restricted stock vested during the 13 weeks ended August 27, 2011 and August 28, 2010 were $11 and $5, respectively. Total fair value of restricted stock vested during the 39 weeks ended August 27, 2011 and August 28, 2010 was $2,752 and $1,441, respectively. The total fair value of nonvested restricted stock at August 27, 2011 was $7,211.

We did not repurchase any restricted stock shares during the 13 weeks ended August 27, 2011 or August 28, 2010 in conjunction with restricted stock vestings. We repurchased 31,640 and 17,804 restricted stock shares during the 39 weeks ended August 27, 2011 and August 28, 2010, respectively. The repurchases relate to statutory minimum tax withholding. We expect to repurchase approximately 600 additional shares for statutory minimum tax withholding in the remainder of fiscal 2011.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of August 27, 2011, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 27, 2010	277,345	88,798	366,143
Participant contributions	13,451	2,934	16,385
Company match contributions[1]	22,090	536	22,626
Payouts	(5,500)	(13,030)	(18,530)

Units outstanding August 27, 2011	307,386	79,238	386,624

[1]	The non-employee directors’ company match includes 19,452 deferred compensation units paid as discretionary awards to all non-employee directors.

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Weighted-average common shares - basic	48,999,938	48,594,685	49,008,971	48,552,383
Equivalent shares from share-based compensations plans	916,771	990,790	872,183	1,011,966

Weighted-average common and common equivalent shares - diluted	49,916,709	49,585,475	49,881,154	49,564,349

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

Options to purchase 1,266,273 and 1,204,526 shares of common stock at the weighted-average exercise price of $22.03 and $23.37 for the 13 week periods ended August 27, 2011 and August 28, 2010, respectively, and options to purchase 1,017,460 and 1,197,234 shares of common stock at the weighted-average exercise price of $23.87 and $23.34 for the 39 week periods ended August 27, 2011 and August 28, 2010, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	August 27, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$84,432	$84,400	$32
Interest rate swap, net of taxes of $72	(187)	(187)	—
Defined benefit pension plans adjustment net of taxes of $59,077	(112,093)	(112,093)	—

Total accumulated other comprehensive income (loss)	$(27,848)	$(27,880)	$32

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Defined benefit pension plans adjustment net of taxes of $73,983	(136,696)	(136,696)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 27, 2011 and August 28, 2010
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2011	2010	2011	2010	2011	2010
Service cost	$12	$1,374	$285	$236	$128	$135
Interest cost	4,041	4,276	1,857	1,650	669	731
Expected return on assets	(6,231)	(6,558)	(2,015)	(1,850)	(772)	(684)
Amortization:
Prior service cost	(1)	17	(1)	(1)	(1,173)	(1,159)
Actuarial (gain)/ loss	504	616	699	588	1,484	1,583
Settlement	—	—	—	144	—	—

Net periodic cost (benefit)	$(1,675)	$(275)	$825	$767	$336	$606

	39 Weeks Ended August 27, 2011 and August 28, 2010
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net periodic cost (benefit):	2011	2010	2011	2010	2011	2010
Service cost	$2,292	$4,122	$835	$776	$385	$406
Interest cost	12,401	12,828	5,453	5,238	2,007	2,192
Expected return on assets	(18,728)	(19,674)	(5,918)	(5,861)	(2,316)	(2,051)
Amortization:
Prior service cost	126	50	(3)	(3)	(3,520)	(3,477)
Actuarial (gain)/ loss	3,153	1,850	2,046	1,894	4,450	4,749
Settlement	—	—	—	965	—	—

Net periodic cost (benefit)	$(756)	$(824)	$2,413	$3,009	$1,006	$1,819

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

Note 7: Inventories

The composition of inventories follows:

	August 27, 2011	November 28, 2010
Raw materials	$95,147	$64,404
Finished goods	100,189	76,450
LIFO reserve	(22,390)	(19,233)

Total inventories	$172,946	$121,621

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

As of August 27, 2011, we had forward foreign currency contracts maturing between August 31, 2011 and April 17, 2012. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $813 at August 27, 2011. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $7,193 at August 27, 2011 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $7,368 at August 27, 2011 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The hedge ineffectiveness calculation as of August 27, 2011 resulted in additional pretax income of $382 year-to-date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 27, 2011, there were no significant concentrations of credit risk.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 27, 2011, $1,013 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of August 27, 2011, we had reserved $2,253, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1,674 with insurers paying $892 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $800 with insurers expected to pay $510. During the first nine months of 2011 we contributed another $210 toward settlements with insurers paying $134 of that amount. This reduced our reserves for this agreement to $590 with an insurance receivable of $376. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in thousands)	39 Weeks Ended August 27, 2011	39 Weeks Ended August 28, 2010
Lawsuits and claims settled	5	3
Settlement amounts	$390	$448
Insurance payments received or expected to be received	$305	$359

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of August 27, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $811 and $559, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments and prior periods have been restated to reflect the new segment presentation:

	13 Weeks Ended
	August 27, 2011			August 28, 2010
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America Adhesives	$124,273	$17,211	$20,526	$114,943	$11,088	$17,388
Construction Products	35,258	306	1,681	31,640	30	1,103
EIMEA	117,105	2,592	6,667	97,307	2,533	2,276
Latin America Adhesives	35,793	174	1,364	31,116	473	1,199
Latin America Paints	25,114	937	125	22,610	139	8
Asia Pacific	50,213	2,776	2,076	40,952	1,510	716

Total	$387,756		$32,439	$338,568		$22,690

	39 Weeks Ended
	August 27, 2011			August 28, 2010
	Trade Revenue	Inter- Segment Revenue	Operating Income	Trade Revenue	Inter- Segment Revenue	Operating Income
North America Adhesives	$354,233	$44,693	$53,536	$330,871	$35,469	$51,254
Construction Products	100,553	481	4,130	93,881	182	3,283
EIMEA	339,602	7,908	16,691	295,893	6,772	9,680
Latin America Adhesives	103,139	738	5,017	91,912	1,031	5,296
Latin America Paints	79,621	2,182	3,499	71,846	274	1,021
Asia Pacific	143,878	7,121	5,801	111,515	4,999	4,203

Total	$1,121,026		$88,674	$995,918		$74,737

Reconciliation of operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended		39 Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Operating income	$32,439	$22,690	$88,674	$74,737
Asset impairment charges	—	—	(332)	(8,785)
Other income (expense), net	1,568	1,041	1,811	2,318
Interest expense	(2,763)	(2,669)	(7,916)	(7,660)

Income before income taxes and income from equity method investments	$31,244	$21,062	$82,237	$60,610

Note 11: Income Taxes

As of August 27, 2011, we had a $6,737 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of August 27, 2011, we had accrued $1,475 of net interest and penalties relating to unrecognized tax benefits. During the third quarter of 2011 our recorded liability for unrecognized tax benefits, net, increased by $102.

Note 12: Goodwill

During the second quarter of 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. Based on valuations, we recorded $4,882 to goodwill. See Note 2 for further discussion.

A summary of goodwill activity for the first nine months of 2011 is presented below:

Balance at November 27, 2010	$108,970
Currency impact	3,422

Balance at February 26, 2011	112,392
Liquamelt Corp. acquisition	4,882
Currency impact	3,214

Balance at May 28, 2011	120,488
Currency impact	976

Balance at August 27, 2011	$121,464

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 27, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	August 27, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Marketable securities	$44,642	$44,642	$—	$—	$—
Derivative assets	1,776	—	1,776	—	—
Interest rate swaps	7,368	—	7,368	—	—

Liabilities:
Derivative liabilities	$963	$—	$963	$—	$—
Contingent consideration liability	1,919	—	—	1,919	—

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

During the third quarter of 2011 we repurchased shares under this program with an aggregate value of $2,499. Of this amount $120 reduced common stock and $2,379 reduced additional paid-in capital. During the first nine months of 2011 we repurchased shares under this program with an aggregate value of $7,494. Of this amount $346 reduced common stock and $7,148 reduced additional paid-in capital.

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

Note 16: Redeemable Non-Controlling Interest

On August 1, 2011, we completed the definitive agreement with our longstanding agent in Turkey and issued a 10 percent ownership in H.B. Fuller Kimya San. Tic A.S. (HBF Turkey), a newly created entity located in Istanbul Turkey, to the agent for €1,000 and the list of customers in Turkey to whom the agent was reselling adhesive products manufactured by us. The formation of this business relationship is part of our comprehensive strategy for expansion in emerging markets. The minority shareholder is entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. Both the minority shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the minority shareholder at a price determined by a formula based on 24 months trailing EBITDA. The option is subject to a minimum price of €3,500.

Since the option makes the redemption of the minority ownership shares of HBF Turkey outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. Initially, the redeemable non-controlling interest was measured at the fair value of the cash and list of customers received which was determined to be €2,946 (approximately $4,199). Subsequent to the initial measurement, the carrying value of the redeemable non-controlling interest will be accreted to its estimated redemption value over the period from the date of issuance of the option to the earliest redemption date of the option. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Turkey’s results of operations are consolidated in our financial statements. The 10 percent minority interest is included in income or loss attributable to non-controlling interests in the consolidated statements of income and in the carrying value of the redeemable non-controlling interest on the consolidated balance sheets. The accretion adjustment to redemption value will also be included in income or loss attributable to non-controlling interests in the consolidated statements of income and in the carrying value of the redeemable non-controlling interest on the consolidated balance sheets. HBF Turkey’s functional currency is the Turkish lira and changes in exchange rates will also affect the reported amount of the redeemable non-controlling interest. As of August 27, 2011 the redeemable non-controlling interest was:

Initial measurement of Redeemable Noncontrolling Interest	$4,199
Net Income (loss) attributed to Redeemable Noncontrolling Interest	—
Accretion adjustment to redemption value	—
Foreign currency translation adjustment	—

Balance of Redeemable Noncontrolling Interest at August 27, 2011	$4,199

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 27, 2010 for important background information related to our business.

Net revenue in the third quarter of 2011 increased 14.5 percent over the third quarter of 2010. Organic growth, which we define as revenue growth due to changes in sales volume and selling prices, was a positive 8.5 percent as compared to the third quarter of 2010. The growth was broad-based across market segments and geography. Specifically, our Construction Products, Latin America Adhesives and Latin America Paints operating segments all had double digit organic sales growth for the quarter. Net revenue for the first nine months of 2011 increased 12.6 percent over the first nine months of 2010. Organic sales growth was a positive 8.7 percent for the first nine months compared to last year. For the first nine months, all six segments showed positive organic sales growth, Latin America Adhesives 12.2 percent, Latin America Paints 10.8 percent, EIMEA 9.6 percent, Asia Pacific 9.5 percent, Construction Products 7.1 percent and North America Adhesives 6.5 percent. The price increases implemented earlier in the year helped offset the continuation of higher raw material costs and contributed to an increase in gross profit margin to 28.9 percent in the third quarter from 28.4 percent in the third quarter of 2010. The gross profit margin for the first nine months of 2011 was 28.7 percent compared to 29.6 percent for last year. We reduced our SG&A expenses as a percentage of revenue by 120 basis points in the third quarter relative to last year’s third quarter and 130 basis points for the first nine months of 2011 compared to the first nine months of 2010.

Net income attributable to H.B. Fuller for the third quarter of 2011 was $23.2 million as compared to $19.0 million in the third quarter of 2010. On a diluted earnings per share basis, the third quarter of 2011 was $0.47 per share as compared to $0.38 per share for the same period last year. Net income attributable to H.B. Fuller for the first nine months of 2011 was $62.7 million as compared to $48.9 million in the same period of 2010. Included in the net income attributable to H.B. Fuller for the first nine months of 2010, were exit costs and asset impairment charges of $8.4 million after tax or $0.17 per share. On a diluted earnings per share basis, the first nine months of 2011 was $1.26 per share as compared to $0.99 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net revenue	$387.8	$338.6	14.5%	$1,121.0	$995.9	12.6%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the third quarter and the first nine months of 2011 compared to the same periods in 2010:

	13 Weeks Ended August 27, 2011	39 Weeks Ended August 27, 2011
Product pricing	10.5%	9.1%
Sales volume	(2.0%)	(0.4%)
Currency	6.0%	2.8%
Acquisitions	0.0%	1.1%

	14.5%	12.6%

Organic sales growth was a positive 8.5 percent (positive 10.5 percent from product pricing and negative 2.0 percent from sales volume) in the third quarter of 2011 as compared to the same period last year. For the first nine months of 2011, organic sales growth was a positive 8.7 percent as compared to the same period last year. The organic sales growth was driven by double-digit growth in the Construction Products, Latin America Adhesives and Latin

America Paints operating segments and nearly double-digit growth in the EIMEA and Asia Pacific operating segments. The positive currency effects in the quarter and first nine months were primarily the result of the strengthening of the Euro and the Australian dollar as compared to the U.S dollar. The net revenue increase from acquisitions in 2011 was due to the acquisition of Revertex Finewaters, early in the third quarter of 2010.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Cost of sales:	$275.8	$242.3	13.8%	$799.5	$700.9	14.1%
Percent of net revenue	71.1%	71.6%		71.3%	70.4%

The 13.8 percent increase in the cost of sales in the third quarter of 2011 as compared to the third quarter of 2010 and the 14.1 percent increase in the first nine months of 2011 compared to the same period of last year were both driven by increases in raw material costs primarily due to supply shortages and higher cost of feedstocks. Each of our six operating segments was impacted by the rising raw material costs. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and by increased demand in adjacent industries.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Gross profit	$112.0	$96.3	16.3%	$321.5	$295.1	9.0%
Percent of net revenue	28.9%	28.4%		28.7%	29.6%

The higher gross profit margin for the third quarter compared to the third quarter of last year was primarily the result of our price increases, implemented in 2011, which helped offset the rising cost of raw material. The lower gross profit margin for the first nine months of 2011 compared to the first nine months of 2010 was due to the increases in raw material costs which were not completely offset by the price increases implemented in 2011.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
SG&A	$79.5	$73.6	8.1%	$232.8	$220.3	5.7%
Percent of net revenue	20.5%	21.7%		20.8%	22.1%

SG&A expenses increased $5.9 million or 8.1 percent from the third quarter of 2010 and $12.5 million or 5.7 percent for the first nine months of 2011 compared to the same periods of 2010. The increases were largely due to higher costs associated with adding resources to our sales and technical organizations and currency effects. We continue to invest in growth despite the sluggish economic environment. We reduced our SG&A expenses as a percentage of net revenue by 120 basis points in the third quarter and 130 basis points in the first nine months compared to the same periods of last year.

Asset impairment charges:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Asset impairment charges	$—	$—	NMP	$0.3	$8.8	NMP

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

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Other income (expense), net	$1.6	$1.0	50.6%	$1.8	$2.3	(21.9%)

Other income in the third quarter included $1.4 million of gains on sales of fixed assets. The most significant gain was $1.2 million on our Canadian production facility that we shut down in 2010. Interest income increased $0.4 million in the third quarter of 2011compared to the third quarter of 2010 and $0.9 million for the first nine months of 2011 compared to the same period last year. Currency translation and re-measurement losses were $0.6 million in the third quarter of 2011 as compared to $0.3 million in the third quarter of 2010. For the first nine months of 2011 currency translation and re-measurement losses were $1.8 million compared to losses of $0.2 million in the first nine months of 2010.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Interest expense	$2.8	$2.7	3.5%	$7.9	$7.7	3.3%

The higher interest expense in the third quarter and first nine months of 2011 as compared to the same periods of 2010 was due to higher local currency debt balances, partially offset by lower corporate debt balances. For 2011, local currency debt has carried higher interest rates than corporate debt.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Income taxes	$9.9	$4.1	144.4%	$26.2	$17.2	52.9%
Effective tax rate	31.8%	19.3%		31.9%	28.3%

Income tax expense of $9.9 million in the third quarter of 2011 includes $0.5 million of discrete tax expense. Excluding these items, the overall effective tax rate was 30.3 percent. Without discrete tax benefits of $2.9 million in the third quarter of 2010, the overall effective tax rate was 33.6 percent. Excluding discrete tax expense of $1.3 million, the overall effective tax rate for the 39 weeks ended August 27, 2011 was 30.3 percent as compared to 33.7 percent for the 39 weeks ended August 28, 2010. The primary reason for the lower rate in 2011 resulted from changes in the geographic mix of pretax earnings as compared to 2010.

Income from equity method investments:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Income from equity method investments	$2.1	$1.9	12.7%	$6.4	$5.4	19.3%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The third quarter and first nine months results reflect the higher net income recorded by the joint venture in 2011 compared to the same periods of 2010 due mainly to an increase in net revenue driven by better volume and modest price improvements.

Net (income) loss attributable to noncontrolling interests:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net (income) loss attributable to noncontrolling interests	$(0.17)	$0.13	NMP	$0.25	$0.09	167.4%

NMP = Non-meaningful percentage

Operating income in our China entities led to net income attributable to noncontrolling interests in the third quarter of 2011. Operating losses led to net loss attributable to noncontrolling interests in the first nine months of 2011. This compared to net losses attributable to noncontrolling interests in the third quarter and first nine months of 2010.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010

Net income attributable to H.B. Fuller	$23.2	$19.0	22.4%	$62.7	$48.9	28.1%
Percent of net revenue	6.0%	5.6%		5.6%	4.9%

The net income attributable to H.B. Fuller for the third quarter of 2011 was $23.2 million compared to $19.0 million for the third quarter of 2010. The diluted earnings per share for the third quarter of 2011 was $0.47 per share as compared to $0.38 per share for the third quarter of 2010. Net income as a percent of net revenue was 6.0 percent in the third quarter of 2011 compared to 5.6 percent in the third quarter of 2010. The 14.5 percent increase in net revenue for the third quarter of 2011 compared to the same period last year was the main driver of the increase in net income. Net income attributable to H.B. Fuller for the first nine months of 2011 was $62.7 million compared to $48.9 million for the first nine months of 2010. Included in the net income attributable to H.B. Fuller for 2010, were exit costs and asset impairment charges of $8.4 million after tax or $0.17 per share. The diluted earnings per share for the first nine months of 2011 was $1.26 per share as compared to $0.99 per share for the same period of 2010. The 12.6 percent increase in net revenue for the first nine months of 2011 and the 2010 asset impairment charges were the main drivers of the increase in net income attributable to H.B. Fuller compared to the first nine months of 2010. Net income attributable to H.B. Fuller as a percent of net revenue was 5.6 percent for the first nine months of 2011 compared to 4.9 percent for the first nine months of 2010.

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

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments and prior periods have been restated to reflect the new segment presentation. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, operating income is defined as gross profit less SG&A expenses.

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$124.3	32%	$114.9	34%	$354.2	32%	$330.9	33%
Construction Products	35.3	9%	31.7	9%	100.6	9%	93.9	10%
EIMEA	117.1	30%	97.3	29%	339.6	30%	295.9	30%
Latin America Adhesives	35.8	9%	31.1	9%	103.1	9%	91.9	9%
Latin America Paints	25.1	7%	22.6	7%	79.6	7%	71.8	7%
Asia Pacific	50.2	13%	41.0	12%	143.9	13%	111.5	11%

Total	$387.8	100%	$338.6	100%	$1,121.0	100%	$995.9	100%

Operating Income by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America Adhesives	$20.5	63%	$17.4	77%	$53.6	59%	$51.2	69%
Construction Products	1.7	5%	1.1	5%	4.1	5%	3.3	4%
EIMEA	6.7	21%	2.3	10%	16.7	19%	9.7	13%
Latin America Adhesives	1.3	4%	1.2	5%	5.0	6%	5.3	7%
Latin America Paints	0.1	0%	—	0%	3.5	4%	1.0	1%
Asia Pacific	2.1	6%	0.7	3%	5.8	7%	4.2	6%

Total	$32.4	100%	$22.7	100%	$88.7	100%	$74.7	100%

The following table provides a reconciliation of operating income to income before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Operating income	$32.4	$22.7	$88.7	$74.7
Asset impairment charges	—	—	(0.3)	(8.8)
Other income (expense), net	1.6	1.1	1.7	2.4
Interest expense	(2.8)	(2.7)	(7.9)	(7.7)

Income before income taxes and income from equity method investments	$31.2	$21.1	$82.2	$60.6

North America Adhesives

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$124.3	$114.9	8.1%	$354.2	$330.9	7.1%
Operating Income	$20.5	$17.4	18.1%	$53.6	$51.2	4.5%
Segment profit margin %	16.5%	15.1%		15.1%	15.5%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	7.5%	6.5%
Currency	0.6%	0.6%

Total	8.1%	7.1%

Net revenue increased 8.1 percent in the third quarter of 2011 compared to the third quarter of 2010 and 7.1 percent in the first nine months of 2011 compared to the first nine months of 2010. The net revenue growth was driven by increased average selling prices offset by lower sales volume compared to last year. Raw material costs continued to increase as the global demand for feedstocks that are the basis of many of our adhesives raw materials has continued to increase. The result is a significant increase in raw material costs. Despite implementing selling price increases and reducing manufacturing expenses, we have not been able to completely offset the rising raw material costs. Gross margin increased slightly for the third quarter 2011 compared to the third quarter 2010 but decreased for the first nine months of 2011compared to the first nine months of 2010. SG&A expenses were relatively flat in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010. Operating income increased 18.1 percent in the third quarter of 2011 compared to the third quarter of 2010 and 4.5 percent in the first nine months of 2011 compared to the first nine months of 2010 as a result of net revenue growth and the control of manufacturing and operating expenses.

Construction Products

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$35.3	$31.7	11.4%	$100.6	$93.9	7.1%
Operating Income	$1.7	$1.1	52.4%	$4.1	$3.3	25.8%
Segment profit margin %	4.8%	3.5%		4.1%	3.5%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	11.4%	7.1%

The net revenue growth in both the third quarter and first nine months of 2011 was due to sales increases in the retail and distribution channels. Both average selling prices and sales volumes contributed to the sales increase compared to prior year. The selling price increases and controlling manufacturing costs were not enough to completely offset the rising raw material costs and our gross profit margins declined slightly for both the third quarter and first nine months of 2011 compared to the same periods last year. Reorganization of our sales and marketing area contributed to an increase in SG&A expenses in the first nine months of 2011. The reorganization is intended to support marketing initiatives and promote growth. The year-over-year improvement in operating income for both the third quarter and first nine months of 2011 was driven primarily by the growth in net revenue.

EIMEA

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$117.1	$97.3	20.4%	$339.6	$295.9	14.8%
Operating Income	$6.7	$2.3	192.8%	$16.7	$9.7	72.4%
Segment profit margin%	5.7%	2.3%		4.9%	3.3%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	5.8%	9.6%
Currency	14.6%	5.2%

Total	20.4%	14.8%

Net revenue increased 20.4 percent in the third quarter of 2011 compared to the third quarter of 2010 mainly due to a 14.6 percent favorable currency impact from a stronger Euro and higher average selling prices, which were implemented in the first half of 2011, offset by lower sales volume. For the first nine months of 2011 net revenue increased 14.8 percent compared to the same period of 2010. Organic sales growth was 9.6 percent and favorable currency impact of 5.2 percent. The volume decline for the third quarter and first nine months of 2011 relates to the exit of our low margin polymer and windows product lines and to the deteriorating economic situation in Europe, particularly impacting our construction business. The gross profit margin improved in the third quarter of 2011 compared to the third quarter of 2010 resulting from the 20.4 percent increase in net revenue and a favorable mix of higher margin products. For the first nine months the gross profit margin decreased slightly as the higher costs of raw materials were not sufficiently offset by the increase in revenue. The combination of significant net revenue growth with strong pricing and cost management has resulted in a 72.4 percent increase in operating income for the first nine months of 2011 compared to the same period of 2010.

Latin America Adhesives

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$35.8	$31.1	15.0%	$103.1	$91.9	12.2%
Operating Income	$1.3	$1.2	13.9%	$5.0	$5.3	(5.2%)
Segment profit margin %	3.8%	3.9%		4.9%	5.8%

The following tables provide details of the Latin America Adhesives net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	15.0%	12.2%

Net revenue increased 15.0 percent and 12.2 percent in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010. The net revenue growth was driven by increased average selling prices and better economic conditions in Latin America. The gross profit margin decreased in the third quarter and first nine months of 2011 compared to the same periods last year due to the significant increase in raw material costs. Pricing actions taken in 2011 helped offset increasing raw material costs. SG&A expenses increased from last year, however at a slower pace than the growth in net revenue. The increase in net revenue was the key factor in the 13.9 percent increase in operating income in the third quarter of 2011 compared to the third quarter of 2010. For the first nine months of 2011 operating income declined 5.2 percent compared to the first nine months of 2010 due to the lower gross profit margin.

Latin America Paints

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$25.1	$22.6	11.1%	$79.6	$71.8	10.8%
Operating Income	$0.1	$—	NMP	$3.5	$1.0	242.4%
Segment profit margin %	0.5%	0.0%		4.4%	1.4%

NMP = Non-meaningful percentage

The following tables provide details of the Latin America Paints net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	11.1%	10.8%

Net revenue increased 11.1 percent in the third quarter of 2011 compared to the third quarter of 2010 and increased 10.8 percent in the first nine months of 2011 compared to the first nine months of 2010. The net revenue growth was driven by increases in average selling price, better economic conditions in Central America and customer expansion. The gross profit margin decreased over last year due to significant increases in raw material costs which offset our increase in net revenue. The increase in net revenue for the third quarter and first nine months of 2011 was the main driver of improved operating income compared to the same periods of 2010.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010	2011 vs 2010	August 27, 2011	August 28, 2010	2011 vs 2010
Net Revenue	$50.2	$41.0	22.6%	$143.9	$111.5	29.0%
Operating Income	$2.1	$0.7	189.9%	$5.8	$4.2	38.0%
Segment profit margin %	4.1%	1.7%		4.0%	3.8%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended August 27, 2011 vs August 28, 2010	39 Weeks Ended August 27, 2011 vs August 28, 2010
Organic Growth	9.7%	9.5%
Currency	12.9%	9.5%
Acquisition/Divesture	0.0%	10.0%

Total	22.6%	29.0%

Net revenue growth of 22.6 percent for third quarter and 29.0 percent for the first nine months of 2011 was due to organic sales growth of 9.7 percent in the third quarter of 2011 and organic sales growth of 9.5 percent and the Revertex Finewaters acquisition in Malaysia which added $11.2 million or 10.0 percent for the first nine months of 2011. Both average selling prices and sales volume contributed to the sales increase compared to last year. The net revenue growth was the result of the expansion and investments we have been making in this operating segment. Also contributing to the increase in revenue were positive currency effects of 12.9 percent or $5.3 million in the third quarter of 2011 and 9.5 percent or $10.6 million for the first nine months of 2011. The currency effect was largely driven by the strengthening of the Australian dollar and the Chinese renminbi as compared to the U.S. dollar. SG&A expenses increased in the third quarter of 2011 and the first nine months of 2011 compared to the third quarter and first nine months of 2010 as a result of the acquisition, currency effects and our investments in sales and marketing. Raw material costs increased for both the third quarter and first nine months of 2011 compared to prior periods. Gross margin increased for the third quarter 2011 compared to the third quarter 2010 but decreased for the first nine months of 2011 compared to the first nine months of 2010. The strong net revenue growth for both the third quarter and first nine months of 2011 more than offset the raw material cost increases and the increases in SG&A expenses, resulting in an increase in operating income in both the third quarter and first nine months of 2011 as compared to the same periods of 2010.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 27, 2011 were $149.1 million as compared to $133.3 million as of November 27, 2010 and $140.7 million as of August 28, 2010. Of the $149.1 million in cash and cash equivalents as of August 27, 2011, $132.0 million was held outside the U.S. Total long and short-term debt was $238.1 million as of August 27, 2011, $250.7 million as of November 27, 2010 and $299.4 million as of August 28, 2010. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 24.2 percent as of August 27, 2011 as compared to 28.3 percent as of November 27, 2010 and 33.3 percent as of August 28, 2010. The lower ratio as of August 27, 2011 compared to November 27, 2010 and August 28, 2010 was due to higher equity and lower quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 27, 2011, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of August 27, 2011
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility & Term Loan	Not less than 2.5	16.0

Total Indebtedness / TTM EBITDA	Revolving Credit Facility & Term Loan	Not greater than 3.5	1.4

TTM EBITDA / TTM Interest Expense	Private Placement	Not less than 2.5	16.0

Total Indebtedness / TTM EBITDA	Private Placement	Not greater than 3.5	1.4

•	TTM = Trailing 12 months

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2011. Included in these obligations are the following scheduled debt payments:

•	$5.6 million payment on term loan, due September 30, 2011, is expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	August 27, 2011	August 28, 2010
Net working capital as a percentage of annualized net revenue[1]	17.8%	17.6%
Accounts receivable DSO[2]	56 Days	55 Days
Inventory days on hand[3]	58 Days	57 Days
Free cash flow[4]	27.6 million	($7.4) million
Total debt to total capital ratio[5]	24.2%	33.3%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	(Trade receivables less the allowance for doubtful accounts at the balance sheet date) multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: operating income, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

ROIC was introduced because we believe it provides a true measure of return on capital invested, it is a better way to internally measure performance and it is focused on the long term. The ROIC calculated at August 27, 2011 was 9.1 percent. Excluding exit costs and asset impairment charges associated with exiting the polysulfide insulating glass product line, the ROIC calculated at November 27, 2010 was 9.5 percent. The following table shows the ROIC calculation based on the definition above:

($ in millions)	Trailing 12 months as of August 27, 2011
Gross profit	$423.6
Selling, general and administrative expenses	(305.3)

Operating income	118.3
Income taxes on operating income at effective rate	(37.2)

Net operating income after tax	81.1
Income from equity method investments	9.0

Total return	$90.1

Total invested capital	990.3

Return on invested capital	9.1%

Summary of Cash Flows

Cash Flows from Operating Activities:

	39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010
Net cash provided by operating activities	$62.1	$27.2

Net income plus depreciation expense, amortization expense and asset impairment charges was $93.0 million in the first nine months of 2011 compared to $88.4 million in the first nine months of 2010. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $26.6 million in the first nine months of 2011 as compared to a use of cash of $33.7 million in the first nine months of 2010. Another factor contributing to the increase in cash flows from operating activities for the first nine months of 2011 compared to the same period in 2010 was that 2011 included income tax refunds of estimated tax payments made in 2010.

The table below shows the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010
Trade receivables, net	$(13.1)	$(9.3)
Inventory	(46.5)	(34.1)
Trade payables	33.0	9.7

Total cash flow impact	$(26.6)	$(33.7)

•

Trade Receivables, net – The $125.1 million higher sales activity and a slightly higher DSO in the first nine months of 2011 was the primary reason for the use of cash of $13.1 million compared to a use of cash of $9.3 million in same period of 2010. The DSO was 56 days at August 27, 2011 and 55 days at August 28, 2010. The one day increase in DSO was driven by increases in North America Adhesives, Latin America Paints and EIMEA operating segments.

•

Inventory – The use of cash in 2011 was directly related to the higher raw material costs and the purchases of inventory based on availability instead of forecasted usage. Certain raw materials have been in short supply so purchases have been made based on availability instead of forecasted usage. This resulted in some balances being higher than normal as of August 27, 2011. The downward management of our inventory in the fourth quarter of 2010 also impacted our use of cash in the first nine months of 2011. Inventory days on hand were 58 days as of August 27, 2011 as compared to 57 days as of August 28, 2010. North America Adhesives, Latin America Adhesives and EIMEA reported higher days on hand at the end of the third quarter of 2011 as compared to the end of the third quarter of 2010.

•

Trade Payables – The large source of cash in the first nine months of 2011 was primarily due to the increase in inventory offset by the timing of payments for certain raw material purchases as these raw materials were purchased based on availability instead of forecasted usage.

Cash Flows from Investing Activities:

	39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010
Net cash used in investing activities	$(27.5)	$(48.3)

Purchases of property, plant and equipment were $23.6 million in the first nine months of 2011 as compared to $24.4 million for the same period of 2010. In the second quarter of 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. for $6.0 million. During the third quarter of 2010, we purchased the outstanding shares of Revertex Finewaters for $26.8 million, net of cash acquired. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

Cash Flows from Financing Activities:

	39 Weeks Ended
($ in millions)	August 27, 2011	August 28, 2010
Net cash provided by (used in) financing activities	$(27.4)	$72.5

Proceeds of long-term debt were $167.0 million in the first nine months of 2011 compared to $339.0 million for the first nine months of 2010. Included in the 2010 proceeds of long-term debt was our note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. Repayments of long-term debt were $183.9 million in the first nine months of 2011 compared to $275.0 million for the same period of 2010. The 2010 repayment of long-term debt was primarily to pay down the revolving credit that had been used to fund pension contributions in the fourth quarter of 2009. Cash generated from the exercise of stock options was $5.8 million and $1.9 million for the first nine months of 2011 and 2010, respectively. The higher 2011 cash generated from the exercise of stock options was mainly due to exercises by our former CEO as his departure required the exercise of certain stock option awards prior to the end of the first quarter. Repurchases of common stock were $8.2 million in the first nine months of 2011 compared to $0.4 million in the same period of 2010. The higher 2011 repurchases of common stock were primarily due to $7.5 million from our 2010 share repurchase program.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 27, 2011 would be approximately $1.6 million or $0.02 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 60 percent of net revenue was generated outside of the United States for the first nine months of 2011. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2011, and foreign currency balance sheet positions as of August 27, 2011, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.8 million or $0.06 per diluted share.

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

For the nine months ended August 27, 2011, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of August 27, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of August 27, 2011, $1.0 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of August 27, 2011, we had reserved $2.3 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1.7 million with insurers paying $0.9 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2010 to an undiscounted amount of $0.8 million with insurers expected to pay $0.5 million. During the first nine months of 2011 we contributed another $0.2 million toward settlements with insurers paying $0.1 million of that amount. This reduced our reserves for this agreement to $0.6 million with an insurance receivable of $0.4 million. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	39 Weeks Ended August 27, 2011	39 Weeks Ended August 28, 2010
Lawsuits and claims settled	5	3
Settlements reached	$0.4	$0.4
Insurance payments received or expected to be received	$0.3	$0.4

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of August 27, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $0.8 million and $0.6 million, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

May 29, 2011 – July 2, 2011	—	$—	—	$95,005

July 3, 2011 – July 30, 2011	—	$—	—	$95,005

July 31, 2011 – August 27, 2011	120,000	$20.80	120,000	$92,509

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares withheld in the third quarter of 2011 to satisfy employee tax withholdings.

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

Item 6.	Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 23, 2011	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.