Form 10-K
period 2011-12-03
FULLER H B CO
filed 2012-01-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 3, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to

Commission file number: 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 28, 2011 was approximately $1,064,791,376 (based on the closing price of such stock as quoted on the New York Stock Exchange of $21.72 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,459,243 as of January 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2012.

H.B. FULLER COMPANY

2011 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants, paints and other specialty chemical products. Sales operations span 40 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. As a percent of total net revenue, adhesives revenue was 84 percent for both 2011 and 2010 and 82 percent for 2009. Customers use our adhesives products in manufacturing common consumer goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear, footwear and multi-wall bags. We also provide adhesives for a variety of industrial applications, such as water filtration products, insulation and textiles. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. We have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grout, sealants and related products. These products are sold primarily in our Construction Products operating segment. Our Latin America Paint operating segment manufactures and sells liquid paint and related products primarily in Central America.

Our business is reported in six operating segments: North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives, Latin America Paints and Asia Pacific. As a percentage of total net revenue by operating segment, North America Adhesives was 32 percent, Construction Products 9 percent, EIMEA 30 percent, Latin America Adhesives 9 percent, Latin America Paints 7 percent and Asia Pacific 13 percent.

Operating Segment Information

Our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets including assembly (appliances, filters, construction, etc.), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, envelopes, books, multi-wall bags and sacks), nonwoven and hygiene (disposable diapers, feminine care, medical garments, tissue and towel), performance wood (windows, doors, wood flooring) and textile (footwear, sportswear, etc.).

The North America Adhesives operating segment includes a full range of specialty adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products. Sales are made primarily through a direct sales force with a smaller portion of sales through distributors.

The Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.), heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.). Construction product sales are made through a direct sales force, distributors and retailers.

The EIMEA operating segment is comprised of an adhesives component with the same range of products as the North America Adhesives operating segment. EIMEA adhesives sales are made through both a direct sales force and distributors.

The Latin America Adhesives operating segment is similar to that of the North America Adhesives operating segment and sales are made primarily through a direct sales force.

The Latin America Paints operating segment has a leading market position in Central America under the Glidden® and Protecto® brands. Paint sales for residential and commercial applications (architectural, marine, highway safety, etc.) are made primarily through distributors and our network of retail stores located throughout Central America.

The Asia Pacific operating segment is similar to that of the North America Adhesives operating segment, with one exception. The Asia Pacific operating segment also includes caulks and sealants for the consumer market, sold through retailers. Other adhesives sales are made through a direct sales force and distributors.

Financial information with respect to our operating segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2011, we had sales offices and manufacturing plants in 18 countries outside the United States and satellite sales offices in another 19 countries.

We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). We do not conduct any business in countries that are subject to U.S. economic sanctions such as Cuba, Iran, North Korea, Sudan and Syria, whether through subsidiaries, joint ventures or other direct or indirect arrangements, nor do we have any assets, employees or operations in these countries.

Competition

Many of our markets are highly competitive, and we maintain a healthy position due to our adhesives, sealants and specialty chemical portfolio. Within the adhesives and other specialty chemical markets, we believe few suppliers have comparable global reach and corresponding ability to deliver quality and consistency to multinational customers. Our competition is made up of two types of companies: similar multinational suppliers and regional suppliers that typically compete in only one region and often within a narrow geographic area within a region. The multinational competitors typically maintain a broad product offering and range of technology, while regional companies tend to have limited product ranges and technology.

Principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, supply assurance, technical service, quality, price and customer service.

Customers

We have cultivated strong, integrated relationships with a diverse set of customers worldwide. Our customers are among the technology and market leaders in consumer goods, construction, and industrial markets. We pride ourselves on long-term, collaborative customer relationships and a diverse portfolio of customers in which no single client accounted for more than 10 percent of consolidated net revenue.

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

Backlog

No significant backlog of unfilled orders existed at December 3, 2011 or November 27, 2010.

Raw Materials

We use several principal raw materials in our manufacturing processes, including tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials.

The majority of our raw materials are petroleum/natural gas based derivatives. Under normal conditions, raw materials are available on the open market. Prices and availability are subject to supply and demand market mechanisms. Higher crude oil and natural gas costs usually result in higher prices for raw materials; however, in tight markets, as was indicative of 2011, supply and demand balances also had a significant impact.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Advantra®, Adalis®,Sesame®, Protecto®, TEC®, Plasticola®, Color Caulk®, Amco Tool®, AIMTM, Rakoll®, Rapidex®, Full-CareTM, Liquamelt® and Tile-Perfect® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We also license the Glidden® trademark for use in our Latin America paints business.

Research and Development

Our investment in research and development creates new and innovative adhesive technology platforms, enhances product performance, ensures a competitive cost structure and leverages available raw materials. New product development is a key research and development outcome, providing higher-value solutions to existing customers or meeting new customers’ needs. Projects are developed in local laboratories in the region, who understand their customer base the best. Platform developments are coordinated globally through our network of laboratories.

Through designing and developing new polymers and new formulations, we will continue to grow in our current markets. We also develop new applications for existing products and technologies, and improve manufacturing processes to enhance productivity and product quality. Research and development efforts are closely aligned to customer needs, but we do not engage in customer sponsored activities. We foster open innovation, seek supplier-driven new technology and use relationships with academic and other institutions to enhance our capabilities.

Research and development expenses were $20.9 million, $19.3 million and $17.0 million in 2011, 2010 and 2009, respectively. Research and development costs are included in selling, general and administrative expenses.

Environmental, Health and Safety

We comply with applicable regulations relating to environmental protection and workers’ safety. This includes regular review of and upgrades to environmental policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $5.3 million, including approximately $1.3 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our North America Adhesives, Construction Products and EIMEA operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities. There also are many international holidays in our first quarter, reducing available shipping days.

Employees

Approximately 3,500 individuals were employed on December 3, 2011, of which approximately 1,100 were in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 12, 2012. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
James J. Owens	47

President and Chief Executive Officer

Senior Vice President, Americas

Senior Vice President, North America

Senior Vice President, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

			November 2010 – Present January 2010 – November 2010 September 2008 – January 2010 April 2008 – August 2008
		Corporate Vice President and General Manager, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)	December 2004 – April 2008

James R. Giertz	54	Senior Vice President, Chief Financial Officer Senior Managing Director, Chief Financial Officer, GMAC ResCap (real estate finance company)	March 2008 – Present 2006–2007

Kevin M. Gilligan	45	Vice President, Global Supply Chain Vice President, Asia Pacific Group Vice President, General Manager, H.B. Fuller Window	December 2011 – Present March 2007 – November 2011 December 2004 – March 2007

Traci L. Jensen	45

Vice President, Americas Adhesives

Vice President, North America

President and General Manager, Global Adalis

European Business Director, Packaging and Converting Adhesives, National Starch & Chemical Company

			November 2011 – Present 2010 – 2011 2009 – 2010 2006 – 2008

Timothy J. Keenan	54	Vice President, General Counsel and Corporate Secretary	December 2006 – Present

Steven Kenny	50	Senior Vice President, Europe, India, Middle East and Africa (EIMEA)	October 2009 – Present
		President, Specialty Packaging Division, Pregis Corporation (international manufacturer, marketer, and supplier of protective packaging products and specialty packaging solutions)	August 2008 – September 2009
		Corporate Vice President and General Manager, Europe, Middle East and Africa, National Starch & Chemical Company, Adhesives Division	2005 – 2008

James C. McCreary, Jr.	55	Vice President, Corporate Controller Interim Chief Financial Officer, Vice President and Corporate Controller	February 2008 – Present February 2007 – February 2008
		Vice President, Corporate Controller	November 2000 – February 2007

Ann B. Parriott	53	Vice President, Human Resources	January 2006 – Present

Joan A. Schuller	39	Vice President, Asia Pacific Vice President and General Manager, Dow Coating Materials, North America (a specialty chemical, advanced materials, agrosciences and plastics business)	December 2011 – Present 2009 – 2011
		Vice President and General Manager, Adhesives and Functional Polymers, Asia Pacific, Rohm and Haas Company (global manufacturer of specialty chemicals)	2004 – 2008

Barry S. Snyder	49	Vice President, Chief Technology Officer Global Technology Director, Celanese Corporation (global manufacturer of chemicals for consumer and industrial applications)	October 2008 – Present 2007 – October 2008

Patrick J. Trippel	52	Senior Vice President, Construction Materials Senior Vice President and General Manager, Global General Industries, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	April 2011 – Present 2009 – 2011
		President and General Manager, Global Electronic Materials, Henkel Corporation	2002 – 2009

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

Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate, retest and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

Uncertainties in foreign political and economic conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 61 percent, or $944 million, of our net revenue was generated outside the United States in 2011. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

The pending acquisition of the global industrial adhesives business of Forbo Group may present certain risks to our business and operations both before and after completion of the acquisition.

On December 21, 2011, we entered into a Master Purchase Agreement to acquire Forbo’s global industrial adhesives business (the target business). We or our designated subsidiaries will purchase Forbo’s subsidiaries that operate the business and will directly purchase certain assets used in the business that are not owned by such subsidiaries. We will pay Forbo 370 million Swiss Francs, or approximately $394 million to purchase the business on a cash-free and debt-free basis. The purchase price will be paid in cash at closing. We have committed bridge financing in place to complete the transaction and intend to arrange permanent financing through a private placement and syndicated bank loan markets prior to closing.

Our board of directors and Forbo’s board of directors have separately approved the acquisition subject to customary closing conditions including the absence of a material adverse change to the business and regulatory approvals. The transaction is expected to close as soon as March 2012.

This pending acquisition presents certain risks to our business and operations prior to the closing of the acquisition, including, among other things, risks that:

•

the acquisition is subject to the expiration or termination of waiting periods and receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the acquisition;

•	any delay in completing the acquisition will delay the realization of the benefits expected to be achieved thereafter;

•	any delay in completing the acquisition could adversely affect the future business and operations of the target business;

•	uncertainties associated with the acquisition may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the target business;

•	we may encounter difficulty or high costs associated with securing permanent financing;

•	if the acquisition is not completed by October 6, 2012, we or Forbo may choose not to proceed with the acquisition.

In addition, certain risks will continue to exist after the closing of the acquisition, including, among other things, risks that:

•

the mix of markets served and business operations of Forbo differ somewhat from our markets and our business operations, and the combined business will have a different business mix than our business prior to the acquisition, presenting different operational risks and challenges;

•	we may be unable to integrate successfully the business of Forbo and realize the anticipated benefits of the merger;

•	we will have substantial indebtedness following the acquisition and our future credit ratings or our subsidiaries credit ratings may be different from what we currently expect;

•	the acquisition integration may involve unexpected costs, unexpected liabilities or unexpected delays;

•	our business may suffer as a result of uncertainty surrounding the acquisition and disruptions from the acquisition may harm relationships with customers, suppliers and employees;

•	evaluation of, and estimation of potential losses arising from lawsuits, claims, contingencies and legal proceedings could prove to be inaccurate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 16 plants located throughout the United States and at 19 plants located in 17 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 3, 2011 (each of the listed properties is owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft
North America

North America Adhesives
California - Roseville	82,202
Georgia - Covington	73,500
- Tucker	69,000
Kentucky - Paducah	252,500
Michigan - Grand Rapids	65,689
Minnesota - Fridley	15,850
- Vadnais Heights	53,145
Ohio - Blue Ash	102,000
Texas - Mesquite	25,000
Washington - Vancouver	35,768

Construction Products
Florida - Gainesville	6,800
Georgia - Dalton	72,000
Illinois - Aurora	149,000
- Palatine	55,000
New Jersey - Edison	9,780
Texas - Houston	11,000

North America Total	1,078,234

Region	Manufacturing Sq Ft
Asia Pacific
Australia - Dandenong South, VIC	71,280
Republic of China - Huangpu Guangzhou¹	68,380
- Nanjing	8,611
Malaysia - Selongor	52,640
Philippines - Laguna	10,759

Asia Pacific Total	211,670

EIMEA
Austria - Wels¹	66,500
Egypt - 6th of October City	8,525
Germany - Lueneburg	64,249
- Nienburg	139,248
Italy - Borgolavezzaro	24,219
Portugal - Mindelo	90,193
United Kingdom - Dukinfield	17,465

EIMEA Total	410,399

Latin America

Latin America Adhesives
Argentina - Buenos Aires	10,367
Brazil - Sorocaba, SP²	7,535
Chile - Maipu, Santiago	64,099
Colombia - Itagui, Antioquia¹	7,800
Costa Rica - Alajuela	4,993

Latin America Paints
Costa Rica - Alto de Ochomogo Cartago	167,199
Honduras - San Pedro Sula	23,346
Republic of Panama - Tocumen Panama	30,588

Latin America Total	315,927

1	Leased Property
2	Idle Property

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of December 3, 2011, $1.1 million was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of December 3, 2011, we had reserved $2.1 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A significant portion of the defense costs and settlements in asbestos-related litigation continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by us. In 2002, the third party rejected the tender of certain cases and indicated it would seek contributions for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party. As discussed below, in 2007, we and a group of other defendants, including the third party obligated to indemnify us against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

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

As referenced above, in 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1.7 million with insurers paying $0.9 million of that amount. Based on this experience we reduced our reserves to an undiscounted amount of $0.8 million with insurers expected to pay $0.5 million. During 2011 we contributed another $0.6 million toward settlements with insurers paying $0.4 million of that amount. This reduced our reserves for this agreement to $0.3 million with an insurance receivable of $0.2 million, as of December 3, 2011. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended December 3, 2011	Year Ended November 27, 2010	Year Ended November 28, 2009
Lawsuits and claims settled	7	4	7
Settlements reached	$0.5	$0.5	$0.8
Insurance payments received or expected to be received	$0.4	$0.4	$0.6

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of December 3, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $0.4 million and $0.3 million, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 4. (Removed and Reserved)

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 12, 2012, there were 2,316 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price
	2011		2010		Dividends (Per Share)
	High	Low	High	Low	2011	2010
First quarter	$23.75	$19.67	$24.66	$19.25	$0.070	$0.068
Second quarter	22.11	19.61	24.56	19.85	0.075	0.070
Third quarter	25.41	19.41	22.94	18.47	0.075	0.070
Fourth quarter	23.50	16.92	21.67	18.77	0.075	0.070

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2011 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
August 28, 2011 - October 1, 2011	—	$—	—	$92,509

October 2, 2011 - October 29, 2011	—	$—	—	$92,509

October 30, 2011 - December 3, 2011	17,035	$22.40	—	$92,509

1	The total number of shares purchased includes: (i) shares purchased under the 2010 share repurchase plan (see Note 9 to the Consolidated Financial Statements for more information) and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares purchased in the fourth quarter of 2011 under the 2010 share repurchase plan.

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 2, 2006, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)	Fiscal Years
	2011	2010	2009	2008	2007 [3]
Net revenue	$1,557,552	$1,356,161	$1,234,659	$1,391,554	$1,400,258
Net income attributable to H.B. Fuller[1]	$89,105	$70,877	$83,654	$18,889	$101,144
Percent of net revenue	5.7	5.2	6.8	1.4	7.2
Total assets	$1,227,709	$1,153,457	$1,100,445	$1,081,328	$1,364,602
Long-term debt, excluding current maturities	$179,611	$200,978	$162,713	$204,000	$137,000
Total H.B. Fuller stockholders’ equity	$705,204	$631,934	$591,354	$535,611	$798,993

Per Common Share:

Basic	$1.82	$1.46	$1.73	$0.37	$1.69
Diluted	$1.79	$1.43	$1.70	$0.36	$1.66
Dividends declared and paid	$0.2950	$0.2780	$0.2700	$0.2625	$0.2560
Book value[2]	$14.26	$12.85	$12.15	$11.06	$13.91

Number of employees	3,530	3,345	3,129	3,141	3,234

1	2008 includes after tax charges of $54.3 million related to the write-off of goodwill in our Construction Products operating segment and other impairment charges.
2	Book value is calculated by dividing total H.B. Fuller stockholders’ equity by the number of common stock shares outstanding as of our fiscal year end.
3	All amounts have been adjusted for removal of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We are managed through six operating segments – North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives, Latin America Paints and Asia Pacific.

North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts and envelope markets. Construction Products operating segment provides products, such as ceramic tile installation products and HVAC sealants. Latin America Paints operating segment manufactures and sells liquid paints primarily in Central American countries.

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

In 2011, we generated 39 percent of our net revenue in the U.S. and 30 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as construction products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2011, the currency fluctuations had a positive impact on net revenue of $36.9 million as compared to 2010.

Key financial results and transactions for 2011 included the following:

•	Net revenue increased 14.9 percent from 2010 primarily driven by 11.4 percent organic sales growth.

•	Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year which contributed approximately 2 percent to our net revenue.

•	Gross profit margin decreased to 28.7 percent from 29.3 percent in 2010 and 30.1 percent in 2009 mostly due to the increase in raw material costs.

•	Cash flow generated from operating activities was $102.5 million in 2011 as compared to $74.1 million in 2010 and $71.4 million in 2009.

•	We repurchased the 20 percent non-controlling interest that Sekisui Chemical held in our China entities for $8.6 million.

•	We acquired the principal assets and certain liabilities of Liquamelt Corp. on April 15, 2011 for $6.0 million.

The global economic conditions showed little or no improvement in 2011. Our total year organic sales growth increased 11.4 percent for 2011 compared to 2010. Both our product pricing and sales volume increased in 2011 as compared to 2010, however the increase in raw material costs contributed to a decrease in gross profit margin compared to 2010.

In 2011 our diluted earnings per share increased to $1.79 per share from $1.43 per share in 2010 and $1.70 per share in 2009. The most significant factors affecting 2011 results were the 14.9 percent increase in net revenue and the continuing increase in raw material costs.

We incurred special charges in 2011 of $7.5 million for costs related to the pending acquisition of the global industrial adhesives business of Forbo Group, the EIMEA operating segment transformation project and a foreign exchange option to hedge a portion of the acquisition price. On an after-tax basis, the special charges resulted in a $5.8 million negative impact on net income and a negative $0.11 effect on diluted earnings per share. In 2010 we had exit costs and impairment charges to exit our polysulfide-based insulating glass product line, which resulted in a pre-tax loss of $11.4 million. On an after-tax basis, this was a negative $8.4 million impact on net income and a $0.17 negative effect on diluted earnings per share. In 2009 we settled a lawsuit with the former owners of the Roanoke Companies Group, a business we acquired in 2006. The settlement resulted in a pre-tax gain of $18.8 million which was $11.8 million after tax or $0.24 per diluted share. In 2011 we continued to invest to make H.B. Fuller a stronger company. Investments made in 2011 included additional resources in our sales and technical organizations, strengthening our management team, the construction of a manufacturing facility in India, the acquisition of Liquamelt Corp. and the repurchase of the 20 percent holding that Sekisui Chemical held in our China entities.

2012 Outlook

For 2012, we expect to capitalize on the investments we have made and we expect net revenue to continue to grow. The coming quarters may prove to be difficult as economic activity remains uncertain. We expect our cost of raw materials in 2012 to be similar to 2011. Despite the continued high cost of raw materials, our gross margin should improve as we continue to manage pricing actions, reformulations and product substitutions. We also expect operating expenses to be leveraged to enhance our operating margin in 2012.

Our capital spending plans for 2012 are higher than actual spending in previous years, reflecting our confidence in our business and the opportunities we see to improve the productivity of our business and our prospects for growth, especially in the emerging markets.

On December 21, 2011 we entered into an agreement to purchase the global industrial adhesives business of Forbo Group for approximately $394 million. In conjunction with the pending acquisition of Forbo, we entered into a foreign exchange forward contract to purchase Swiss francs. Prior to closing the acquisition transaction, we intend to raise permanent financing through the private placement and syndicated bank loan markets. The transaction is expected to close as soon as March, 2012. We expect to incur additional non-recurring costs associated with the proposed Forbo acquisition and the EIMEA transformation project.

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

Pension and Other Postretirement Plan Assumptions: We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S. we sponsor other postretirement plans for health care and life insurance costs. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. Note 10 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

The discount rate assumption is determined using an actuarial yield curve approach, which enables us to select a discount rate that reflects the characteristics of the plan. The approach identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A lower discount rate increases the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.07 percent at December 3, 2011, as compared to 5.49 percent at November 27, 2010 and 5.72 percent at November 28, 2009. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 3, 2011 would increase pension and other postretirement plan expense approximately $0.4 million (pre-tax) in fiscal 2012. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected return on assets assumption for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets in the portfolio based on our investment strategy. Our current investment strategy for the U.S. pension plan is to invest 60 percent of the portfolio in equities and 40 percent in fixed income securities. The investment mix of assets as of December 3, 2011 was 56 percent equities, 43 percent fixed income securities and 1 percent cash. The investment mix of assets as of December 3, 2011 for our non-U.S. pension plans was 45 percent equities, 53 percent fixed income securities and 2 percent cash.

During 2011, we announced significant changes to our U.S. Pension Plan (the Plan). The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. These changes to the Plan represented a plan curtailment as there is no longer a service cost component in the net periodic pension cost as all participants are considered inactive in the Plan.

In 2009 we elected to contribute $75 million to the U.S. pension plan for the purpose of restoring the asset values up to the level of the projected benefit obligations and to reduce 2010 net periodic benefit cost. Our investment strategy for the non-U.S. pension plans was also amended in 2009 to be more balanced between equities and fixed income securities. For reasons similar to the U.S. plan, we also contributed $50 million to the German plan in 2009.

The expected return on assets used in calculating the net periodic benefit cost for the U.S. pension plan was 8.00 percent for 2011, 7.90 percent for 2010 and 8.75 percent for 2009. For 2012, the rate will remain 8.00 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $1.7 million (pre-tax). Expected return on asset assumptions for non-U.S. plans is determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.17 percent for 2011, 4.19 percent for 2010 and 4.18 percent for 2009.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all the activities within a reporting unit are available to support the value of goodwill. Accounting standards require us to test goodwill for impairment annually or more often if circumstances or events indicate a change in the estimated fair value.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The change in our operating segments in 2011 did not cause a reassessment of our goodwill impairment analysis as our reporting units remained the same.

In the fourth quarter of 2011, we conducted the required annual test of goodwill for impairment. There were no indications of impairment. Of the goodwill balance of $114.9 million as of December 3, 2011, $47.9 million resides in the EIMEA operating segment and $27.5 million resides in the North America Adhesives operating segment. In both of these operating segments, the calculated fair value exceeded the carrying value of the net assets by a significant margin. As of December 3, 2011 the goodwill balance in the Asia Pacific operating segment is $20.7 million, Construction Products operating segment is $13.3 million and Latin America Adhesives operating segment is $5.5 million. In all three of these operating segments the calculated fair value exceeded their carrying value by a reasonable margin. If the economy or business environment falter, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our operating segments. See Note 6 to the Consolidated Financial Statements.

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

Judgments made by us included the expected useful lives of long-lived assets. The ability to realize undiscounted cash flows in excess of the carrying amounts of such assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

In 2010 we exited our polysulfide-based insulating glass product line in Europe. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $8.8 million to write-down the value of amortizable intangible assets.

Share-based Compensation: We have granted stock options, restricted stock and deferred compensation awards to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after December 3, 2005, and for all share-based payments granted prior to December 3, 2005 but not yet vested as of December 3, 2005, in accordance with accounting standards. Under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) 505 and 718, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period).

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

Product, Environmental and Other Litigation Liabilities: As disclosed in Item 3 and in Note 1 and Note 12 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Reserves for loss contingencies associated with these matters are established when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability is probable but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued, and a receivable is recorded for any probable estimated insurance recoveries. As of December 3, 2011, we have accrued $0.4 million for potential liabilities and $0.3 million for potential insurance recoveries related to asbestos litigation. We also have recorded $2.1 million for environmental investigation and remediation liabilities, including $1.1 million for environmental remediation and monitoring activities at our Sorocaba, Brazil facility as of December 3, 2011. A discussion of environmental, product and other litigation liabilities is disclosed in Item 3 and Note 12 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively affect our results of operations or cash flows in one or more future quarters.

Income Tax Accounting: As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. As of December 3, 2011, the valuation allowance to reduce deferred tax assets totaled $3.8 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $6.2 million as of December 3, 2011.

We have not recorded U.S. deferred income taxes for certain of our non-U.S. subsidiaries undistributed earnings as such amounts are intended to be indefinitely reinvested outside of the U.S. Should we change our business strategies related to these non-U.S. subsidiaries, additional U.S. tax liabilities could be incurred. It is not practical to estimate the amount of these additional tax liabilities. See Note 8 to the Consolidated Financial Statements for further information on income tax accounting.

Results of Operations

Net revenue:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$1,557.6	$1,356.2	$1,234.7	14.9%	9.8%

Net revenue in 2011 of $1,557.6 million increased $201.4 million or 14.9 percent from 2010 net revenue of $1,356.2 million. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year which contributed approximately 2 percent to our increased net revenue in 2011, primarily related to volume. The 2010 net revenue was $121.5 million or 9.8 percent higher than the net revenue of $1,234.7 million in 2009. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The following table shows the net revenue variance analysis for the past two years:

	2011 vs 2010	2010 vs 2009
Product pricing	9.7%	1.1%
Sales volume	1.7%	7.4%
Currency	2.7%	0.2%
Acquisitions	0.8%	1.1%

	14.9%	9.8%

Organic sales growth, which we define as the combined variances from product pricing and sales volume including the 53rd week in 2011, increased 11.4 percent (positive 9.7 percent from selling prices and 1.7 percent from sales volume) in 2011 as compared to 2010. Five of our six operating segments had double digit organic sales growth in 2011 compared to 2010. The 11.4 percent organic sales growth was driven by 13.9 percent growth in Latin America Paints, 13.5 percent growth in Latin America Adhesives, 12.5 percent growth in Asia Pacific, 11.7 percent growth in EIMEA, 10.1 percent growth in Construction Products and 9.6 percent growth in North America Adhesives. The net revenue variance from acquisitions was mainly due to the Revertex Finewaters acquisition in the third quarter of 2010.

Comparing 2010 to 2009, organic sales growth increased 8.5 percent (positive 7.4 percent from sales volume and 1.1 percent from selling prices). All six of our operating segments had positive organic sales growth in 2010 compared to 2009. The organic sales growth was driven by double-digit growth in both the EIMEA and the Latin America Adhesives operating segments and nearly double-digit growth in the Asia Pacific operating segment. North America Adhesives and Construction Products operating segments both had over 5.0 percent organic sales growth compared to 2009. The net revenue variances from acquisitions were due to the Revertex Finewaters acquisition in the third quarter of 2010 and the acquisition of Nordic Adhesive Technology during the second quarter of 2009.

Cost of sales:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Cost of sales	$1,110.5	$959.0	$863.4	15.8%	11.1%
Percent of net revenue	71.3%	70.7%	69.9%

The cost of sales increased 15.8 percent in 2011 compared to 2010. The increase was driven primarily by the increases in raw material costs due to supply shortages. Each of our six operating segments was impacted by the rising raw material costs. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and increased demand in adjacent industries. The 2010 cost of sales included $1.8 million of charges related to the exit of the window polysulfide-based product line in our EIMEA operating segment. Cost of sales as a percent of net revenue increased to 71.3 percent in 2011 compared to 70.7 percent in 2010.

Cost of sales in 2010 increased 11.1 percent compared to 2009. The increase was driven primarily by the 7.4 percent increase in sales volume in 2010, the increases in raw material costs due to supply shortages and the charges related to the exit of the window polysulfide-based product line in EIMEA. The supply shortages impacted each of our six operating segments.

Gross profit:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Gross profit	$447.1	$397.2	$371.3	12.6%	7.0%
Percent of net revenue	28.7%	29.3%	30.1%

Our gross profit margin decreased to 28.7 percent in 2011 from 29.3 percent in 2010. The lower gross profit margin for 2011 as compared to 2010 was due to the increases in raw material costs which were not completely offset by our price increases implemented in 2011.

The lower gross profit margin for 2010 as compared to 2009 was primarily driven by the higher raw material costs which more than offset the benefits from increased sales volume and product pricing.

Selling, general and administrative (SG&A) expenses:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
SG&A	$318.0	$292.8	$264.1	8.6%	10.9%
Percent of net revenue	20.4%	21.6%	21.4%

SG&A expenses increased $25.2 million in 2011 compared to 2010, but decreased as a percent of revenue to 20.4 percent in 2011 from 21.6 percent in 2010. The increased expense in 2011 was largely due to higher costs associated with adding resources to our sales and technical organizations, currency effects and a full year of the Revertex Finewaters business costs, which we acquired in 2010. We continue to invest in growth despite the sluggish economic environment.

SG&A expenses increased $28.7 million or 10.9 percent in 2010 compared to 2009. The increased expense compared to 2009 was primarily due to investments made in the sales and technical organizations to support future growth and the costs added from the Nordic and Revertex Finewaters acquisitions. In 2010, we recorded $2.5 million for the severance agreement (net of the expense reversal of forfeited equity compensation awards) for our former CEO. As a percent of net revenue, SG&A expense was 21.6 percent in 2010 and 21.4 percent in 2009.

Special Charges

($ in millions)	2011	2010	2009
Special Charges	$7.5	$—	$—

The 2011 special charges consist of $4.4 million for costs related to the pending acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project and $3.1 million for a foreign exchange option to hedge a portion of the acquisition price.

Asset impairment charges:

($ in millions)	2011	2010	2009
Asset impairment charges	$0.3	$8.8	$0.8

During 2011, we discontinued production of the polymer used in certain resin products that had been produced in our EIMEA operating segment. In accordance with accounting standards, we determined that the carrying amount of the trademarks and trade names used in these resin products was impaired. We calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $0.3 million related to the impairment of trademarks and trade names used in the abandoned resin products.

In 2010 we exited our polysulfide-based insulating glass product line in Europe. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $8.8 million to write-down the value of intangible assets.

In 2008 an $85.0 million impairment charge was taken as a reduction of the goodwill balance of the construction products operating segment. Final valuation work completed in 2009 resulted in an additional pre-tax charge of $0.8 million.

Other income (expense), net:

($ in millions)	2011	2010	2009
Other income (expense), net	$4.6	$2.6	$16.0

Interest income was $2.1 million in 2011 compared to $0.6 million in 2010 and $1.1 million in 2009. Higher interest rates in EIMEA and slightly higher average cash balances both contributed to the increased interest income in 2011 as compared to 2010 and 2009. The $18.8 million pre-tax gain from the Roanoke litigation settlement was recorded as other income in 2009. Currency transaction and remeasurement losses were $1.5 million, $0.1 million and $3.6 million in 2011, 2010 and 2009, respectively. Gains on disposal of fixed assets were $2.4 million, $1.6 million and $0.4 million in 2011, 2010 and 2009, respectively.

Interest expense:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Interest expense	$10.8	$10.4	$7.7	3.8%	34.7%

Interest expense was slightly higher in 2011 compared to 2010 due to higher interest rates partially offset by lower average debt levels.

The higher interest expense in 2010 compared to 2009 was due to both the higher average debt levels in 2010 as well as higher interest rates on the mix of debt.

Income taxes:

($ in millions)	2011	2010	2009
Income taxes	$35.0	$25.3	$36.7
Effective tax rate	30.4%	28.9%	32.0%

Income tax expense in 2011 of $35.0 million included $1.6 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate decreased by 2.4 percentage points in 2011 as compared to the 2010 rate without discrete tax benefits and charges associated with the polysulfide-based insulating glass product line exit. The decrease in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and the impact of foreign tax credits in the U.S. as compared to 2010.

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

Income from equity method investments:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Income from equity method investments	$9.0	$8.0	$5.8	12.5%	38.2%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The results reflect the higher net income recorded by the joint venture in 2011 compared to 2010 and 2009 due mainly to increased sales volume.

Net (income) loss attributable to non-controlling interests:

($ in millions)	2011	2010	2009
Net (income) loss attributable to non-controlling interests	$0.1	$0.5	$—

Net (income) loss attributable to non-controlling interests relates to the 20 percent holding that Sekisui Chemical had in our China entities and the 10 percent redeemable non-controlling interest in HBF Turkey.

At the end of 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller:

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net income attributable to H.B. Fuller	$89.1	$70.9	$83.7	25.7%	(15.3)%
Percent of net revenue	5.7%	5.2%	6.8%

The 2011 net income attributable to H.B. Fuller of $89.1 million was 25.7 percent higher than the $70.9 million in 2010. The earnings per share, on a diluted basis, was $1.79 per share for 2011 and $1.43 per share for 2010. The $89.1 million reported for 2011 included after-tax special charges of $5.8 million ($0.11 per diluted share).

The 2010 net income attributable to H.B. Fuller included $8.4 million ($0.17 per diluted share) of after-tax charges related to exiting the polysulfide insulating glass product line in Europe. The $83.7 million reported for 2009 included an $11.8 million ($0.24 per diluted share) after-tax gain related to the litigation settlement with the Roanoke Companies Group.

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

We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses. Segment operating income excludes special charges and asset impairment charges. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Corporate expenses are fully allocated to each operating segment. The pricing/sales volume variance is viewed as organic growth. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments and prior periods have been restated to reflect the new segment presentation.

Net Revenue by Segment:

	2011		2010		2009
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$489.9	32%	$445.0	33%	$416.7	34%
Construction Products	134.6	9%	122.2	9%	116.1	9%
EIMEA	473.7	30%	404.8	30%	365.3	29%
Latin America Adhesives	145.7	9%	128.3	10%	116.5	10%
Latin America Paints	115.0	7%	101.0	7%	100.3	8%
Asia Pacific	198.7	13%	154.9	11%	119.8	10%

Total	$1,557.6	100%	$1,356.2	100%	$1,234.7	100%

Segment Operating Income:

	2011		2010		2009
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America Adhesives	$75.4	59%	$70.4	67%	$69.2	64%
Construction Products	3.5	3%	2.6	3%	0.9	1%
EIMEA	26.3	20%	14.0	13%	22.9	22%
Latin America Adhesives	8.2	6%	7.1	7%	8.7	8%
Latin America Paints	7.0	5%	4.2	4%	1.0	1%
Asia Pacific	8.6	7%	6.0	6%	4.4	4%

Total	$129.0	100%	$104.3	100%	$107.1	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2011	2010	2009
Segment operating income	$129.0	$104.3	$107.1
Special charges	(7.5)	—	—
Asset impairment charges	(0.3)	(8.8)	(0.8)
Other income, net	4.6	2.6	16.0
Interest expense	(10.8)	(10.4)	(7.7)

Income before income taxes and income from equity method investments	$115.0	$87.7	$114.6

North America Adhesives

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$489.9	$445.0	$416.7	10.1%	6.8%
Segment operating income	$75.4	$70.4	$69.2	7.2%	1.7%
Segment profit margin %	15.4%	15.8%	16.6%

The following tables provide details of North America Adhesives net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	9.6%	5.9%
Currency	0.5%	0.9%

Total	10.1%	6.8%

Net revenue increased 10.1 percent in 2011 compared to 2010. Organic sales growth of 9.6 percent was driven by increased average selling prices offset by lower sales volume compared to last year. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. Raw material costs continued to increase as the global demand for feedstocks which are the basis of many of our raw materials, continued to increase. This resulted in a significant increase in our raw material costs in 2011. Despite implementing selling price increases and reducing manufacturing expenses, we have not been able to completely offset the rising raw material costs. As a result, gross margin decreased slightly in 2011 compared to 2010. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage rate than the increase in net revenue. Segment operating income increased 7.2 percent in 2011 compared to 2010 as a result of net revenue growth and the control of manufacturing and SG&A expenses. Segment operating income as a percent of net revenue was 15.4 percent in 2011 compared to 15.8 percent in 2010.

Net revenue increased 6.8 percent in 2010 compared to 2009. Organic sales growth was 5.9 percent compared to 2009 resulting from increases in both sales volumes and average selling prices. The sales volume increased as a result of a stronger economy in 2010 compared to a recession-burdened 2009 and new business won in the year. The average selling prices increased as a result of pricing actions taken during 2010. Raw material shortages and corresponding price hikes throughout 2010 caused an increase in raw material costs and a decline in gross profit margins in 2010 as compared to 2009. SG&A expense as a percent of net revenue was relatively flat year over year which contributed to the 1.7 percent increase in segment operating income in 2010 as compared to 2009. Segment operating income as a percent of net revenue was 15.8 percent in 2010 compared to 16.6 percent in 2009.

Construction Products

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$134.6	$122.2	$116.1	10.1%	5.2%
Segment operating income	$3.5	$2.6	$0.9	33.1%	183.7%
Segment profit margin %	2.6%	2.2%	0.8%

The following tables provide details of Construction Products net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	10.1%	5.2%

Net revenue increased 10.1 percent in 2011 compared to 2010 due to sales increases in the retail and distribution channels. Higher sales volume and to a lesser extent higher average selling price drove the increase in net revenue compared to the prior year. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. Selling price increases were not enough to completely offset the increases in raw material costs and as a result our gross profit margins declined slightly in 2011 compared to 2010. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage rate than the increase in net revenue. Net revenue growth was the primary driver of the 33.1 percent increase in segment operating income in 2011 compared to 2010. Segment operating income as a percent of net revenue was 2.6 percent in 2011 compared to 2.2 percent in 2010.

The 5.2 percent increase in net revenue in 2010 compared to 2009 was driven by increased sales volume from the stabilizing economy and new business, especially in our retail products. The residential construction market in the U.S. began to stabilize in the first half of 2010 then moderating conditions during the second half of the year slowed sales momentum. Gross profit margins were flat in 2010 compared to 2009 as the Construction Products operating segment was not significantly impacted by raw materials shortages. In addition, reformulations and other efforts dampened the impact of raw material price increases. The increase in sales volume contributed to segment operating income increasing 183.7 percent in 2010 compared to 2009 as SG&A expenses were flat year over year. Segment operating income as a percent of net revenue was 2.2 percent in 2010 compared to 0.8 in 2009.

EIMEA

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$473.7	$404.8	$365.3	17.0%	10.8%
Segment operating income	$26.3	$14.0	$22.9	88.3%	(39.1)%
Segment profit margin%	5.5%	3.4%	6.3%

The following table provides details of the EIMEA net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	11.7%	13.8%
Currency	5.3%	(3.9)%
Acquisitions	0.0%	0.9%

Total	17.0%	10.8%

Net revenue increased 17.0 percent in 2011 compared to 2010. Both higher average selling prices and sales volume contributed to the 11.7 percent increase in organic sales growth. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. The stronger Euro in 2011 as compared to 2010 had a favorable 5.3 percent impact on net revenue. Gross profit margin increased slightly in 2011 compared to 2010 as higher average selling prices offset increased raw material costs and lower margin polymer and windows product lines were eliminated. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage than the increase in net revenue. In 2010 segment operating income included a $2.6 million charge related to the exit of the polysulfide-based insulating glass product line and a $1.8 million charge related to a product liability claim. Net revenue growth and the non-recurring charges included in 2010 were the primary drivers of the 88.3 percent increased segment operating income in 2011 compared to 2010. The increase in gross profit margin and the lower rate of growth in SG&A expenses also contributed to the increase. Segment operating income as a percent of net revenue was 5.5 percent in 2011 compared to 3.4 percent in 2010.

Net revenue increased 10.8 percent in 2010 compared to 2009. Organic sales growth was 13.8 percent in 2010 compared to 2009 resulting from market share gains and improved end market demand. The stronger U.S. dollar in 2010 as compared to 2009 had a negative 3.9 percent impact on net revenue. Raw material costs increased rapidly during 2010 and sales price increases were not enough to offset the increased cost of raw materials. Cost of sales also included a $1.8 million charge related to the exiting of the polysulfide-based insulating glass product line recorded in 2010. The increased cost of raw materials and the charge for exiting our polysulfide-based insulating glass product line resulted in a decrease in the gross profit margin compared to 2009. SG&A expenses increased in 2010 as compared to 2009 largely due to higher costs associated with adding resources to our sales and technical organizations, a $1.8 million charge related to a product liability claim and a $0.8 million charge related to exiting of the polysulfide-based insulating glass product line. The combination of higher raw material costs, the polysulfide-based insulating glass product line exit charges and the increase in SG&A expense led to a 39.1 percent decrease in segment operating income in 2010 compared to 2009. Segment operating income as a percent of net revenue was 3.4 percent in 2010 compared to 6.3 percent in 2009.

Latin America Adhesives

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$145.7	$128.3	$116.5	13.5%	10.2%
Segment operating income	8.2	7.1	8.7	14.5%	(17.7)%
Segment profit margin %	5.6%	5.6%	7.5%

The following table provides details of Latin America Adhesives net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	13.5%	10.2%

Net revenue increased 13.5 percent in 2011 compared to 2010. The net revenue growth was driven by increased average selling prices and better economic conditions in Latin America. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. The gross profit margin decreased in 2011 compared to 2010 due to the significant increase in raw material costs. Pricing actions taken in 2011 helped offset the increasing raw material costs. SG&A expenses increased in 2011 compared to 2010 at a slower pace than the increase in net revenue. Net revenue growth was the primary driver of the 14.5 percent increase in segment operating income in 2011 compared to 2010. Segment operating income as a percent of net revenue was 5.6 percent in both 2011 and 2010.

Net revenue increased 10.2 percent in 2010 compared to 2009. The net revenue growth can be attributed to improved economic conditions in Latin America as well as increases in market share. The gross profit margin decreased in 2010 compared to 2009 due to the significant increase in raw material costs as supply shortages caused raw material costs to increase. SG&A expenses increased from the prior year at a slightly higher percentage than the increase in revenue. The decrease in gross profit margin and higher SG&A expenses were the key factors in a 17.7 percent decrease in segment operating income compared to last year. Segment operating income as a percent of net revenue was 5.6 percent in 2010 compared to 7.5 percent in 2009.

Latin America Paints

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$115.0	$101.0	$100.3	13.9%	0.7%
Segment operating income	7.0	4.2	1.0	67.5%	318.7%
Segment profit margin %	6.1%	4.1%	1.0%

The following table provides details of Latin America Paints net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	13.9%	0.7%

Net revenue increased 13.9 percent in 2011 compared to 2010. The net revenue growth was driven by increases in average selling prices, better economic conditions in Central America and customer expansion. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. The gross profit margin decreased year over year due to significant increases in raw material costs. The net revenue increase was the main driver of improved segment operating income for 2011 compared to 2010. Segment operating income as a percent of net revenue was 6.1 percent in 2011 compared to 4.1 percent in 2010.

Net revenue increased 0.7 percent in 2010 compared to 2009. The net revenue growth was driven by increases in average selling prices offset by lower sales volume compared to the prior year. The second half of 2010 showed stronger organic sales growth compared to the first half of the year. A key component in the second half growth was the sales results in Honduras, which experienced political instability in 2009. The gross profit margin increased year over year due to a favorable mix of sales as well as the impact from selling price increases. The improved margin was the main driver of improved segment operating income for 2010 compared to 2009. Segment operating income as a percent of net revenue was 4.1 percent in 2010 compared to 1.0 percent in 2009.

Asia Pacific

($ in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net revenue	$198.7	$154.9	$119.8	28.3%	29.3%
Segment operating income	$8.6	$6.0	$4.4	43.1%	36.0%
Segment profit margin %	4.3%	3.9%	3.7%

The following table provides details of Asia Pacific net revenue variances:

	2011 vs 2010	2010 vs 2009
Organic growth	12.5%	9.9%
Currency	8.6%	10.8%
Acquisitions	7.2%	8.6%

Total	28.3%	29.3%

Net revenue increased 28.3 percent in 2011 compared to 2010. The net revenue growth was the result of the expansion and investments we have been making in this operating segment. Both average selling prices and sales volume contributed to the 12.5 percent increase in organic sales growth. The extra week added approximately 2 percent to the 2011 net revenue as compared to 2010. Our acquisition of Revertex Finewaters in Malaysia added 7.2 percent to the net revenue growth for the year. Positive currency effects contributed 8.6 percent to the net revenue growth in 2011. The currency effect was driven largely by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses were higher in 2011 compared to 2010 due to the additional investments made in sales, marketing and technical personnel to support the business growth and a full year results of Revertex Finewaters. Segment operating income increased 43.1 percent in 2011 compared to 2010 primarily due to the increase in net revenue. Segment operating income as a percent of net revenue was 4.3 percent in 2011 as compared to 3.9 percent in 2010.

Net revenue increased 29.3 percent in 2010 compared to 2009. The growth in net revenue was related to a recovery in economic activity, new business generated in the region and the benefit of our acquisition of Revertex Finewaters in Malaysia. Organic sales growth was 9.9 percent in 2010 compared to 2009. The Revertex Finewaters acquisition accounted for an 8.6 percent increase in net revenue. Positive currency effects contributed 10.8 percent to the net revenue growth in 2010. The currency effect was driven largely by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses were higher in 2010 compared to 2009 due to additional expenses for the Malaysia acquisition and investments made in sales and marketing. Segment operating income increased 36.0 percent in 2010 compared to 2009. This was due to the increase in net revenue which was somewhat offset by the increase in SG&A expenses. Segment operating income as a percent of net revenue was 3.9 percent in 2010 as compared to 3.7 percent in 2009.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 3, 2011 were $156.1 million as compared to $133.3 million as of November 27, 2010. Total long and short-term debt was $232.3 million as of December 3, 2011 and $250.7 million as of November 27, 2010.

We believe that the combination of cash flows from operating activities and our borrowing facilities will be adequate to meet our ongoing liquidity and capital expenditure needs.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 3, 2011, we were in compliance with all covenants of our contractual obligations.

Covenant	Debt Instrument	Measurement	Result as of December 3, 2011
TTM EBITDA / TTM Interest Expense	Revolving Credit Facility and Term Loan	Not less than 2.5	16.3

Total Indebtedness / TTM EBITDA	Revolving Credit Facility and Term Loan	Not greater than 3.5	1.3

TTM EBITDA / TTM Interest Expense	Private Placement	Not less than 2.5	16.3

Total Indebtedness / TTM EBITDA	Private Placement	Not greater than 3.5	1.3

TTM = trailing 12 months

EBITDA for the revolving credit facility and term loan is defined as net income attributable to H.B. Fuller plus asset impairment charges plus interest expense plus income tax expense plus depreciation and amortization expense.

EBITDA for the private placement is defined as net income attributable to H.B. Fuller plus interest expense plus income tax expense plus depreciation and amortization expense.

Total Indebtedness for the revolving credit facility, term loan and private placement is defined as notes payable plus current maturities of long-term debt, plus long-term debt excluding current maturities, less long-term debt due to interest rate swap agreements, plus maximum letters of credit drawing amount. As of December 3, 2011 the maximum letters of credit drawing amount was $1.7 million.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2012.

Net Financial Assets

($ in millions)	2011	2010
Financial Assets:
Cash and cash equivalents	$156.1	$133.3
Debt:
Notes Payable	28.3	27.2
Long-term debt	204.0	223.5

Total debt (including current maturities)	232.3	250.7

Net financial debt	$76.2	$117.4

Of the $156.1 million in cash and cash equivalents as of December 3, 2011, $137.3 million was held outside the U.S. Of the $137.3 million of cash held outside the U.S., earnings on $124.0 million are permanently reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation and construction products subsidiaries in excess of $25 million, 2) a credit facility limitation that provides total investments, loans or advances with all subsidiaries shall not exceed $75 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Additionally, we have taken the income tax position the majority of our cash in non-U.S. locations is permanently reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable: Notes payable were $28.3 million at December 3, 2011. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 11.3 and 8.6 percent in 2011 and 2010, respectively.

Long-Term Debt: Long-term debt consisted of senior notes and a term loan. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. We are subject to prepayment penalties on our senior notes. As of December 3, 2011, “make-whole” premiums were estimated to be, if the entire debt were paid off, $44.1 million. We currently have no intention to prepay any senior notes. The term loan matures in 2013. There are no prepayment penalties on the term loan. See the discussion below regarding borrowings on our lines of credit.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75 million of the $150.0 million senior notes. We have designated the $75 million of senior note debt as the hedged item in a fair value hedge. As required by the accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $7.4 million and recognized a liability of $7.1 million for change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $157.1 million being recorded in long-term debt as of December 3, 2011. For further information related to long-term debt see Note 7 to Consolidated Financial Statements.

Lines of Credit: We have a $200.0 million revolving credit agreement with a consortium of financial institutions at December 3, 2011. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes. The credit agreement also contains an accordion feature, which allows us to increase the aggregate credit facility size to up to $275.0 million. Exercise of the accordion feature requires the approval of the consortium of financial institutions. Interest is payable at the London Interbank Offered Rate (LIBOR) plus 1.95 percent. A facility fee of 0.30 percent is payable quarterly. Both the interest rate and the facility fee percentage are based on a rating grid. The credit facility expires on June 19, 2013. As of December 3, 2011, our committed lines of credit were undrawn.

Goodwill and Other Intangible Assets

As of December 3, 2011, goodwill totaled $114.9 million (9 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $126.7 million (10 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment (Latin America Paints does not have goodwill or other identifiable intangible assets), at December 3, 2011 follow:

($ in millions)	North America Adhesives	Construction Products	EIMEA	Latin America Adhesives	Asia Pacific	Total
Goodwill	$27.5	$13.3	$47.9	$5.5	$20.7	$114.9
Purchased technology & patents	4.1	—	3.8	—	—	7.9

Customer relationships	—	93.6	14.8	—	—	108.4
Other finite-lived intangible assets[1]	1.1	8.7	—	—	—	9.8
Indefinite-lived intangible assets[2]	—	—	0.6	—	—	0.6

[1]	Other finite-lived intangible assets are related to North America Adhesives and Construction Products operating segment trademarks.
[2]	Indefinite-lived intangible assets are related to EIMEA operating segment trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	December 3, 2011	November 27, 2010
Net working capital as a percentage of annualized net revenue[1]	16.3%	16.7%
Accounts receivable DSO[2]	54 Days	55 Days
Inventory days on hand[3]	45 Days	44 Days
Free cash flow[4]	$51.9 million	$24.3 million
Debt capitalization ratio[5]	24.8%	28.4%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, adjusted for extra week, multiplied by four).

[2]	Trade receivables net of allowance for doubtful accounts multiplied by 63 (9 weeks) for 2011 and 56 (8 weeks) for 2010 and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 63 for 2011 and 56 for 2010 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Net cash provided by operations less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•

Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

ROIC was introduced because we believe it provides a true measure of return on capital invested. We believe it is an effective way to internally measure performance and it is focused on the long term. The ROIC calculated at December 3, 2011 was 10.5 percent and at November 27, 2010 was 9.5 percent. The following table shows the ROIC calculation as of December 3, 2011 and November 27, 2010 based on the definition above:

($ in millions)	Trailing 12 months as of December 3, 2011	Trailing 12 months as of November 27, 2010
Gross profit	$447.1	$399.0
Selling, general and administrative expenses	(318.0)	(292.0)
Income taxes at effective rate	(38.8)	(30.5)
Income from equity method investments	9.0	8.0

Total return	$99.2	$84.5

Total invested capital	941.8	885.1

Return on invested capital	10.5%	9.5%

Summary of Cash Flows

Cash Flows from Operating Activities:

($ in millions)	2011	2010	2009
Net cash provided by operating activities	$102.5	$74.1	$71.4

Net income including non-controlling interest was $89.0 million in 2011, $70.4 million in 2010 and $83.7 million in 2009. Changes in net working capital (trade receivables, inventory and accounts payable) accounted for a use of cash of $21.5 million in 2011, a use of cash of $31.4 million in 2010 and a source of cash of $19.5 million in 2009. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net - Changes in trade receivables resulted in a $21.9 million use of cash in 2011 as compared to a $17.5 million use of cash in 2010 and a $15.7 million source of cash in 2009. The higher sales activity was the primary reason for the increase in trade receivables in 2011. The DSO was 54 days at December 3, 2011, 55 days at November 27, 2010 and 53 days at November 28, 2009.

•

Inventory – Changes in inventory resulted in a $13.0 million use of cash in 2011 as compared to a use of cash of $5.2 million in 2010 and a source of cash of $35.7 million in 2009. Inventory days on hand were 45 days at the end of 2011 as compared to 44 days and 46 days at the end of 2010 and 2009, respectively. Through the first three quarters of 2011 inventory increases had resulted in a use of cash of $46.5 million driven by higher raw material costs and purchasing certain raw materials based on availability rather than on forecasted usage. In the fourth quarter inventories were managed down, providing a strong boost to the fourth quarter cash flow.

•

Trade Payables – Changes in trade payables resulted in a source of cash of $13.3 million in 2011 and a use of cash of $8.8 million and $31.9 million in 2010 and 2009, respectively. The trade payables had increased through the first three quarters of 2011, resulting in a $33.0 million source of cash, and then decreased in the fourth quarter in conjunction with the decrease in inventory.

Contributions to our pension and other postretirement benefit plans were $11.9 million, $15.1 million and $143.9 million in 2011, 2010 and 2009, respectively. The 2009 funding was related to our decision to make additional contributions of $85.0 million to our U.S. defined benefit pension plan and $50.0 million to our

German plan. These additional contributions brought both plans to essentially a fully-funded status at November 28, 2009 and enabled us to avoid a large increase in pension expense in 2010. Changes in deferred income taxes resulted in a source of cash of $5.4 million in 2011 compared to a source of cash of $9.3 million in 2010 and a source of cash of $34.0 million in 2009. The funding of our pension plans was the primary reason for the $34.0 million source of cash from changes in deferred income taxes in 2009.

Cash Flows from Investing Activities:

($ in millions)	2011	2010	2009
Net cash used in investing activities	$(38.7)	$(60.1)	$(25.8)

Purchases of property plant and equipment were $36.0 million in 2011 as compared to $35.9 million in 2010 and $22.7 million in 2009. The construction of the new manufacturing plant in India accounted for $6.0 million of the 2011 spending. Other significant purchases of property plant and equipment in 2011 were capacity additions and manufacturing upgrades in North America, Europe and Asia Pacific and information technology enhancements. The amount of capital spending correlates to our belief that we have the production capacity in place for current and ongoing operations. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

In 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. for $6.0 million. In 2010 we acquired the outstanding shares of Revertex Finewaters for $26.8 million, net of cash acquired and we paid the first year earn out of Nordic Adhesive Technology of $0.8 million. In 2009 we acquired the outstanding shares of Nordic Adhesive Technology for $4.2 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities:

($ in millions)	2011	2010	2009
Net cash provided by (used in) financing activities	$(42.8)	$24.4	$(39.0)

Long-term debt proceeds of $218.0 million and payments of $240.5 million, netted to a use of cash of $22.5 million in 2011. In 2010, long-term debt proceeds of $345.0 million and payments of $329.6 million, including the final $25.0 million annual repayment of the 1998 private placement debt, netted to a source of cash of $15.4 million. Included in the 2010 proceeds of long-term debt is our November 13, 2009 note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes. The note purchase agreement was funded in the first quarter of 2010. In 2011 we repurchased the 20 percent non-controlling interest that Sekisui Chemical held in our China entities for $8.6 million. Cash generated from the exercise of stock options was $7.7 million in 2011, $4.0 million in 2010 and $0.8 million in 2009. The increase in 2011 compared to 2010 and 2009 was mainly due to exercises by our former CEO as his departure required the exercise of certain stock option awards and higher average stock price. Repurchases of common stock were $8.5 million in 2011 compared to $0.4 million in both 2010 and 2009. The higher 2011 repurchases of common stock were primarily due to the $7.5 million from our 2010 share repurchase program.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$204.0	$24.4	$22.5	$—	$157.1
Interest payable on long-term debt[1]	52.8	7.1	13.3	14.8	17.6
Operating leases	14.5	6.4	6.4	1.4	0.3
Pension contributions[2]	6.3	6.3	—	—	—
Purchase obligation contracts[3]	9.4	4.5	4.9	—	—

Total contractual obligations	$287.0	$48.7	$47.1	$16.2	$175.0

[1]	Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.
[2]

Pension contributions are only included for fiscal 2012. We have not determined our pension funding obligations beyond 2012 and thus, any potential future contributions have been excluded from the table.

[3]	Represents a contract to provide us with information technology services. See Note 12 to Consolidated Financial Statements for further information.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $6.2 million as of December 3, 2011, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 to Consolidated Financial Statements.

We expect 2012 capital expenditures to be approximately $40 million.

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

Interest Rate Risk: Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 3, 2011 would be approximately $1.6 million or $0.02 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 61 percent of net revenue was generated outside of the United States in 2011. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Colombian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on 2011 financial results and foreign currency balance sheet positions as of December 3, 2011, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $4.0 million or $0.08 per diluted share.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company as of December 3, 2011 and November 27, 2010, and the related consolidated statements of income, total equity, and cash flows for each of the fiscal years in the three-year period ended December 3, 2011. We also have audited H.B. Fuller Company’s internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of December 3, 2011 and November 27, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 3, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 to the consolidated financial statements, in fiscal 2010 the Company changed the manner in which it accounts for business combinations. Also, as disclosed in Note 1 to the consolidated financial statements, in fiscal 2009 the Company changed the date it uses to measure the funded status of its defined benefit pension and other postretirement plans.

/s/ KPMG LLP

Minneapolis, MN
January 27, 2012

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 3, 2011	November 27, 2010	November 28, 2009
Net revenue	$1,557,552	$1,356,161	$1,234,659
Cost of sales	(1,110,462)	(958,980)	(863,357)

Gross profit	447,090	397,181	371,302
Selling, general and administrative expenses	(318,046)	(292,836)	(264,141)
Special charges	(7,499)	—	—
Asset impairment charges	(332)	(8,785)	(790)
Other income (expense), net	4,590	2,572	15,983
Interest expense	(10,811)	(10,414)	(7,734)

Income before income taxes and income from equity method investments	114,992	87,718	114,620
Income taxes	(34,951)	(25,307)	(36,728)
Income from equity method investments	9,006	8,008	5,794

Net income including non-controlling interests	89,047	70,419	83,686
Net (income) loss attributable to non-controlling interests	58	458	(32)

Net income attributable to H.B. Fuller	$89,105	$70,877	$83,654

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.82	$1.46	$1.73
Diluted	$1.79	$1.43	$1.70

Weighted-average common shares outstanding:
Basic	48,991	48,599	48,325
Diluted	49,866	49,608	49,117

Dividends declared per common share	$0.295	$0.278	$0.270

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 3, 2011	November 27, 2010
Assets
Current assets:
Cash and cash equivalents	$156,149	$133,277
Trade receivables, net	244,275	221,020
Inventories	135,993	121,621
Other current assets	60,173	57,699

Total current assets	596,590	533,617

Property, plant and equipment, net	255,883	251,075
Goodwill	114,895	108,970
Other intangibles, net	126,710	131,517
Other assets	133,631	128,278

Total assets	$1,227,709	$1,153,457

Liabilities, redeemable non-controlling interest and total equity Current liabilities:
Notes payable	$28,310	$27,243
Current maturities of long-term debt	24,375	22,500
Trade payables	116,354	102,107
Accrued compensation	43,077	45,645
Income taxes payable	11,807	4,931
Other accrued expenses	31,062	28,907

Total current liabilities	254,985	231,333

Long-term debt, excluding current maturities	179,611	200,978
Accrued pension liabilities	41,166	42,788
Other liabilities	42,483	43,968

Total liabilities	518,245	519,067

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,887	—

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,449,579 and 49,194,251, for 2011 and 2010, respectively	49,450	49,194
Additional paid-in capital	23,770	22,701
Retained earnings	720,989	646,596
Accumulated other comprehensive income (loss)	(89,005)	(86,557)

Total H.B. Fuller stockholders’ equity	705,204	631,934

Non-controlling interests	373	2,456

Total equity	705,577	634,390

Total liabilities, redeemable non-controlling interest and total equity	$1,227,709	$1,153,457

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 29, 2008	$48,448	$5,280	$518,937	$(37,054)	$2,843	$538,454
Net income including non- controlling interests			83,654		32	83,686
Foreign currency translation				66,758	13	66,771
Defined benefit pension plans adjustment, net of tax of $49,605				(88,629)		(88,629)
Interest rate swap, net of tax				(139)		(139)

Comprehensive Income						61,689
Effect of eliminating early measurement date for pension plans, net of tax of $116			29			29
Dividends			(13,169)			(13,169)
Stock option exercises	59	777				836
Share-based compensation plans other, net	176	6,388				6,564
Tax benefit on share-based compensation plans		201				201
Repurchases of common stock	(25)	(337)				(362)

Balance at November 28, 2009	48,658	12,309	589,451	(59,064)	2,888	594,242
Net income including non-controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Defined benefit pension plans adjustment, net of tax of $(1,523)				1,142		1,142
Interest rate swap, net of tax				31		31

Comprehensive Income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	49,194	22,701	646,596	(86,557)	2,456	634,390
Net income including non- controlling interests			89,105		(58)	89,047
Foreign currency translation				3,382	7	3,389
Defined benefit pension plans adjustment, net of tax of $3,603				(5,872)		(5,872)
Interest rate swaps, net of tax				42		42

Comprehensive Income						86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Tax benefit on share-based compensation plans		1,140				1,140
Repurchases of common stock	(394)	(8,116)				(8,510)
Repurchase of non-controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	$49,450	$23,770	$720,989	$(89,005)	$373	$705,577

See accompanying notes to consolidated financial statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years
	December 3, 2011	November 27, 2010	November 28, 2009
Cash flows from operating activities:
Net income including non-controlling interests	$89,047	$70,419	$83,686
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	31,054	30,361	34,709
Amortization	10,162	10,839	12,038
Deferred income taxes	5,405	9,343	33,994
Income from equity method investments	(9,006)	(8,008)	(5,794)
Share-based compensation	7,741	6,405	5,668
Pension and other postretirement benefit plan contributions	(11,851)	(15,100)	(143,913)
Pension and other postretirement benefit plan income (expense)	(1,769)	8,102	1,092
Excess tax benefit from share-based compensation	(1,140)	(509)	(201)
Asset impairment charges	332	8,785	790
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(21,862)	(17,461)	15,691
Inventories	(12,955)	(5,190)	35,686
Other assets	4,831	(5,831)	15,948
Trade payables	13,329	(8,762)	(31,863)
Accrued compensation	(2,720)	2,626	17,706
Other accrued expenses	2,161	3,696	(744)
Income taxes payable	6,495	1,764	(14,455)
Other liabilities	(5,325)	(12,462)	(3,780)
Other	(1,432)	(4,949)	15,152

Net cash provided by operating activities	102,497	74,068	71,410

Cash flows from investing activities:
Purchased property, plant and equipment	(36,032)	(35,910)	(22,738)
Purchased businesses, net of cash acquired	(6,000)	(27,573)	(4,175)
Proceeds from sale of property, plant and equipment	3,313	3,417	1,109

Net cash used in investing activities	(38,719)	(60,066)	(25,804)

Cash flows from financing activities:
Proceeds from long-term debt	218,000	345,000	365,338
Repayment of long-term debt	(240,500)	(329,625)	(389,000)
Net proceeds from (payments on) notes payable	1,081	18,566	(2,934)
Dividends paid	(14,550)	(13,624)	(13,124)
Proceeds from stock options exercised	7,697	3,950	836
Excess tax benefit from share-based compensation	1,140	509	201
Purchased non-controlling interests	(8,600)	—	—
Proceeds from issuance of redeemable non-controlling interest	1,425	—	—
Repurchases of common stock	(8,510)	(377)	(362)

Net cash provided by (used in) financing activities	(42,817)	24,399	(39,045)

Effect of exchange rate changes	1,911	(5,278)	13,223

Net change in cash and cash equivalents	22,872	33,123	19,784
Cash and cash equivalents at beginning of year	133,277	100,154	80,370

Cash and cash equivalents at end of year	$156,149	$133,277	$100,154

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$162	$108	$116
Cash paid for interest	$13,349	$12,095	$9,166
Cash paid for income taxes	$16,607	$13,768	$9,259

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business: H.B. Fuller Company and its subsidiaries formulate, manufacture and market adhesives, sealants, paints and other specialty chemical products globally, with sales operations in 40 countries in North America, Europe, Latin America, the Asia Pacific region, the Middle East and Africa. Our business is reported in six operating segments: North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives, Latin America Paints and Asia Pacific. Of the 2011 net revenue, North America Adhesives operating segment accounted for 32 percent, Construction Products 9 percent, EIMEA 30 percent, Latin America Adhesives 9 percent, Latin America Paints 7 percent and Asia Pacific 13 percent.

The North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments produce and supply industrial and performance adhesives products for applications in various markets, including assembly (appliances, filters, construction, etc.), packaging (food and beverage containers, consumer goods, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, multi-wall bags and sacks, etc.), nonwoven and hygiene (disposable diapers, feminine care, medical garments, tissue and towel, etc.), performance wood (windows, doors, wood flooring, etc.), textile (footwear, sportswear, etc.), flexible packaging, graphic arts and envelope.

The Consumer Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.) and HVAC and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.). The Latin America Paints operating segment produces and supplies liquid paint through a variety of distribution channels in Central America.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. For fiscal year 2011, this equity method investment is a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As of December 3, 2011, Sekisui-Fuller Company Ltd. had current assets of $117,701, non-current assets of $28,018, current liabilities of $53,599 and non-current liabilities of $3,331. For the year ended December 3, 2011, Sekisui-Fuller Company Ltd. had net revenue of $217,427, gross profit of $64,300 and net income of $18,012. As of November 27, 2010, Sekisui-Fuller Company Ltd. had current assets of $97,453, non-current assets of $22,224, current liabilities of $45,477 and non-current liabilities of $809. For the year ended November 27, 2010, Sekisui-Fuller Company Ltd. had revenue of $186,384, gross profit of $57,562 and net income of $16,016.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were December 3, 2011, November 27, 2010 and November 28, 2009 for 2011, 2010 and 2009, respectively. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year for us.

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with FASB Accounting Standard Codification (“ASC”) 605-50, “Customer Payments and Incentives”. Rebates recorded in the consolidated statements of income were $17,427, $20,016 and $17,377 in 2011, 2010 and 2009, respectively.

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

Income Taxes: The income tax provision is computed based on the pre-tax income included in the consolidated statements of income before income from equity method investments. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See Note 8 to Consolidated Financial Statements.

Cash Equivalents: Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash: There were no restrictions on cash as of December 3, 2011. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. However, the majority of our cash in non U.S. locations is considered permanently reinvested.

Trade Receivable and Allowances: Trade receivables are recorded at the invoiced amount and do not bear interest. Allowances are maintained for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts. The allowance for doubtful accounts includes an estimate of future uncollectible receivables based on the aging of the receivable balance and our collection experience. The allowance also includes specific customer accounts when it is probable that the full amount of the receivable will not be collected. Invoices are written off against the allowance when the invoice is 18 months past terms. See Note 4 to Consolidated Financial Statements for more information.

Inventories: Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 22 percent of consolidated inventories. During 2011, 2010 and 2009 reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net pre-tax income of $273, $1,349 and $290, respectively. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted average actual cost) or market value.

Investments: Investments with a value of $11,107 represent the cash surrender value of life insurance contracts on December 3, 2011. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the consolidated balance sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “Other income (expense), net”.

Investments in Equity Securities Carried at Cost: Fair value of cost method investments is assessed according to accounting standards. We did not have any impairment of our cost method investments for the years ended December 3, 2011, November 27, 2010 or November 28, 2009. The book value of the cost method investments as of December 3, 2011 was $3,571 and $3,579 as of November 27, 2010.

Property, Plant and Equipment: Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements and capitalized lease assets. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the consolidated statements of income. Interest costs associated with construction and implementation of property, plant and equipment of $114, $240 and $149 were capitalized in 2011, 2010 and 2009, respectively.

Goodwill: We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, working capital requirements, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on our 2011 annual assessment, we determined that none of our goodwill was impaired.

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

Impairment of Long-Lived Assets: Our long-lived assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred. See Note 5 to Consolidated Financial Statements for additional information.

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

During 2010, we made a decision to limit the postemployment benefits coverage to a period of twelve months after active employment ends. The result of this decision was a $2,534 reduction in the postemployment liability and a one-time benefit that was recorded in the SG&A expense line of the consolidated statements of income in 2010.

Asset Retirement Obligations: We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that all facilities have some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $1,400 and $1,369 at December 3, 2011 and November 27, 2010, respectively.

Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments are made, or remedial efforts are probable, and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies.

Share-based Compensation: We have various share-based compensation programs, which provide for equity awards, including stock options and restricted stock. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early retirement based on the terms of the plan. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in SG&A expenses in the consolidated statements of income. See Note 3 to the Consolidated Financial Statements for additional information.

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

	2011	2010	2009
Net income attributable to H.B. Fuller	$89,105	$70,877	$83,654
Weighted-average common shares – basic	48,991,000	48,599,000	48,325,000
Equivalent shares from share-based compensation plans	875,000	1,009,000	792,000

Weighted-average common and common equivalent shares – diluted	49,866,000	49,608,000	49,117,000

Share-based compensation awards for 856,593, 1,209,614 and 1,283,878 shares for 2011, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Financial Instruments and Derivatives: Our objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods the derivative instruments were outstanding. We do not enter into any speculative positions with regard to derivative instruments. See Note 11 to the Consolidated Financial Statements for further information.

Purchase of Company Common Stock: Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 48,675, 17,804 and 24,808 shares of common stock in 2011, 2010 and 2009, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares. See Note 9 to the Consolidated Financial Statements for further information.

Recently Adopted Accounting Pronouncements:

On November 30, 2008, the beginning of our fiscal 2009, we adopted ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities” which required additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. The adoption of this accounting standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 11 to the Consolidated Financial Statements for further information.

On November 28, 2009, the end of our fiscal 2009, we adopted the measurement provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans”. The measurement provisions required us to change the measurement date of our plan’s assets and obligations that determine our funded status, to our fiscal year end date. As a result of changing our measurement date, there were adjustments to retained earnings and accumulated other comprehensive income which we elected to make in the fourth quarter of 2009. See Note 10 to the Consolidated Financial Statements for further information.

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

On November 29, 2009, the beginning of our fiscal 2010, we adopted ASC 350 “Intangibles – Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under accounting standards. This standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard has been applied prospectively to intangible assets acquired after November 29, 2009.

On November 27, 2010, the end of our fiscal 2010, we adopted the new accounting standards in ASC 715, “Compensation – Retirement Benefits” regarding a company’s disclosures about postretirement benefit plan assets. This standard provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. See Note 10 to the Consolidated Financial Statements for further information.

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

New Accounting Pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This ASU does not extend the use of fair value but, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or IFRS. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The amendments are effective for interim and annual periods beginning after December 15, 2011, which is the second quarter of our fiscal year 2012, and are applied prospectively. We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which amended the guidance on goodwill impairment testing to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, as a result of the qualitative assessment, an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendment is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. The adoption of this amendment had no impact our consolidated financial statements.

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

In addition to the initial consideration, the former owners of the Liquamelt business, are entitled to receive a series of semi-annual cash payments based on certain financial performance criteria during the period April 15, 2011 through November 26, 2016 up to a maximum additional consideration of $7,000. We used a present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,919 which was recorded in long-term liabilities and increased goodwill. Each reporting period we will determine the fair value of the contingent consideration liability and any changes in value will be reflected in the consolidated statements of income.

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

The former shareholders of Nordic Adhesive Technology are entitled to an earn-out of up to €2,600, over the first three years, based on certain financial performance criteria. The first earn-out was based on financial performance for a period from April 2009 to April 2010. According to the terms of the agreement, the first earn-out period resulted in the former shareholders earning €608 or approximately $805. Because this acquisition occurred prior to the new rules on accounting for business combinations described in Note 1 to Consolidated Financial Statements, this amount was considered additional purchase price, which increased goodwill. The second earn-out was based on financial performance for a period from April 2010 to April 2011. According to the terms of the agreement, there was no earn-out for the second earn-out period. There is one remaining earn-out period that could result in an additional payment of up to €1,992 which would also be considered additional purchase price. No amounts have been accrued for the remaining earn-out period as the contingency has not been resolved and additional consideration is not distributable as of December 3, 2011.

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

Restricted stock awards are nonvested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest in three years from the date of grant or 33.3 percent per year for three years; depending on the grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding upon grant. Restricted stock units become newly issued shares when vested. We expense the cost of the restricted stock awards, which is the grant date fair market value, ratably over the period during which the restrictions lapse. The grant date fair value is our closing stock price on the date of grant.

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

401(k) Plan: All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee’s pre-tax earnings, based on the employee’s contributions. During the second quarter of 2011 we announced a change to our U.S. Pension Plan. Employees hired before January 1, 2007 will no longer earn benefits for future service and salary as they had in the past. Affected participants are now eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. Employees hired on or after January 1, 2007 continue to be eligible for the 3 percent contribution to the 401(k) plan. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2011 was $5,211 which included the cost of the 4 percent company match of $3,325 and the additional 3 percent contribution of $1,886. The total contributions to the 401(k) plan were $3,602 and $3,106 in 2010 and 2009, respectively.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2011, 2010 and 2009 were calculated using the following assumptions:

	2011	2010	2009
Expected life (in years)	4.75	5	5
Weighted-average expected volatility	52.13%	50.88%	45.36%
Expected volatility	50.45% - 52.30%	50.80% - 51.60%	44.73% - 50.50%
Risk-free interest rate	1.87%	2.07%	1.58%
Expected dividend yield	1.31%	1.35%	1.82%
Weighted-average fair value of grants	$9.10	$8.49	$5.20

Expected life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

Expected volatility – Volatility is calculated using our stock’s historical volatility for the same period of time as the expected life. We have no reason to believe that its future volatility will differ from the past.

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

Total share-based compensation expense was $7,741, $6,405 and $5,668 for 2011, 2010 and 2009, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2011, 2010 and 2009, there was $1,140, $509 and $201 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $11,572 at December 3, 2011 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of December 3, 2011, $5,715 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock awards is $4,988 as of December 3, 2011 and is expected to be recognized over a weighted-average period of 1.0 years.

Share-based Activity

The option activity for the years ended December 3, 2011 and November 27, 2010 is summarized below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2009	2,743,223	$15.68
Granted	627,756	20.59
Exercised	(358,421)	11.02
Forfeited or Cancelled	(192,090)	20.27

Outstanding at November 27, 2010	2,820,468	$18.25

Granted	535,873	22.11
Exercised	(538,709)	14.75
Forfeited or Cancelled	(394,266)	21.87

Outstanding at December 3, 2011	2,423,366	$19.29

The fair value of options granted during 2011, 2010 and 2009 was $4,878, $5,327 and $5,038, respectively. Total intrinsic value of options exercised during 2011, 2010 and 2009 was $4,231, $3,542 and $315, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 3, 2011 were $7,697.

The nonvested restricted stock activity for the years ended December 3, 2011 and November 27, 2010, is summarized below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2009	83,266	273,104	356,370	$19.32	1.7
Granted	71,770	155,757	227,527	21.06	2.8
Vested	(13,583)	(52,059)	(65,642)	26.79	—
Forfeited	(29,513)	(10,973)	(40,486)	18.81	1.6

Nonvested at November 27, 2010	111,940	365,829	477,769	$19.17	1.7

Granted	82,492	145,038	227,530	22.38	2.2
Vested	(54,392)	(148,951)	(203,343)	21.87	—
Forfeited	(12,923)	(90,154)	(103,077)	18.59	1.1

Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0

Total fair value of restricted stock vested during 2011, 2010, and 2009 was $4,447, $1,441 and $1,245, respectively. The total fair value of nonvested restricted stock at December 3, 2011 was $7,889.

We repurchased 48,675, 17,804 and 24,808 restricted stock shares during 2011, 2010 and 2009, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended December 3, 2011 and November 27, 2010 is summarized below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2009	268,863	97,641	366,504
Participant contributions	17,133	3,431	20,564
Company match contributions[1]	28,073	714	28,787
Payouts	(36,724)	(12,988)	(49,712)

Units outstanding November 27, 2010	277,345	88,798	366,143

Participant contributions	21,406	3,457	24,863
Company match contributions[1]	22,996	649	23,645
Payouts	(7,187)	(15,631)	(22,818)

Units outstanding December 3, 2011	314,560	77,273	391,833

[1]	The non-employee directors’ company match includes 19,452 and 24,924 deferred compensation units paid as discretionary awards to all non-employee directors in 2011 and 2010, respectively.

The fair value of non-employee directors company matches for 2011, 2010 and 2009 was $78, $66 and $63, respectively. The fair value of the non-employee directors’ discretionary award was $490 for 2011, 2010 and 2009. The fair value of employee company matches was $14 for 2011 and $15 for 2010 and $15 for 2009.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2011, 2010 and 2009 follow.

Other income (expense), net	2011	2010	2009
Foreign currency transaction losses, net	$(1,488)	$(136)	$(3,600)
Interest income	2,094	646	1,099
Roanoke litigation settlement	—	—	18,750
Gain on disposal of fixed assets	2,398	1,588	359
Other, net	1,586	474	(625)

Total other income (expense), net	$4,590	$2,572	$15,983

Research and development expenses (included in selling, general and administrative expenses)	$20,949	$19,294	$16,992

Balance Sheet Information

Additional details of balance sheet amounts as of December 3, 2011 and November 27, 2010 follow.

Inventories:	2011	2010
Raw materials	$72,317	$64,404
Finished goods	86,558	76,450
LIFO reserve	(22,882)	(19,233)

Total inventories	$135,993	$121,621

Other current assets:
Other receivables	$12,839	$11,386
Prepaid income taxes	16,697	19,694
Deferred income taxes	7,370	9,525
Prepaid expenses	23,119	16,659
Other current assets	148	435

Total other current assets	$60,173	$57,699

Property, plant and equipment:
Land	$44,749	$44,530
Buildings and improvements	238,930	232,132
Machinery and equipment	540,080	517,664
Construction in progress	14,336	12,478

Total, at cost	838,095	806,804
Accumulated depreciation	(582,212)	(555,729)

Net property, plant and equipment	$255,883	$251,075

Other assets:
Investments and company owned life insurance	$14,180	$15,071
Equity method investments	40,823	36,341
Cost method investments	3,571	3,579
Long-term deferred income taxes	51,567	49,849
Prepaid pension costs	4,093	5,386
Other long-term assets	19,397	18,052

Total other assets	$133,631	$128,278

Income taxes payable:
Current income taxes payable	$9,855	$3,319
Current deferred income taxes	1,952	1,612

Total income taxes payable	$11,807	$4,931

Other accrued expenses:
Taxes other than income taxes	$7,337	$6,338
Interest	2,357	2,307
Product liability	1,058	1,753
Accrued expenses	20,310	18,509

Total other accrued expenses	$31,062	$28,907

Other liabilities:
Asset retirement obligation	$1,400	$1,369
Long-term deferred income taxes	8,666	7,636
Long-term deferred compensation	4,419	4,225
Product liability	—	400
Postretirement other than pension	16,129	20,082
Other long-term liabilities	11,869	10,256

Total other liabilities	$42,483	$43,968

Additional details on the trade receivables allowance for 2011, 2010 and 2009 follow.

	2011	2010	2009
Balance at beginning of year	$5,895	$7,119	$5,563
Charged to expenses	1,021	1,222	5,139
Write-offs/adjustments	(2,298)	(2,201)	(3,931)
Effect of exchange rates	24	(245)	348

Balance at end of year	$4,642	$5,895	$7,119

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment, net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Defined benefit pension plans adjustment, net of taxes of $73,983	(136,696)	(136,696)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

	November 28, 2009
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$79,010	$79,023	$(13)
Interest rate swap, net of taxes of $96	(249)	(249)	—
Defined benefit pension plans adjustment net of taxes of $76,990	(137,838)	(137,838)	—

Total accumulated other comprehensive income (loss)	$(59,077)	$(59,064)	$(13)

Note 5: Impairment of Long-lived Assets

In 2011 we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 ($220 after tax).

In 2010 we exited our polysulfide-based insulating glass product line in Europe. In accordance with accounting standards, we determined that the carrying amount of this asset group was not recoverable and was therefore impaired. We calculated the fair value of the asset group using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charges of $8,785 to write-down the value of intangible assets.

Note 6: Goodwill and Other Intangible Assets

The operating segment goodwill balances as of December 3, 2011 and November 27, 2010, follows. Changes in the goodwill balances relate to changes in allocations, foreign currency exchange rates and activity from acquisitions. See Note 2 to the Consolidated Financial Statements for more information on acquisitions.

	2011	2010
North America Adhesives	$27,476	$25,322
Construction Products	13,337	13,337
EIMEA	47,871	45,169
Latin America Adhesives	5,481	5,051
Asia Pacific	20,730	20,091

Total	$114,895	$108,970

Additional details on the goodwill balance for 2011 and 2010 follow.

	2011	2010
Balance at beginning of year	$108,970	$103,731
Liquamelt Corp. acquisition (Note 2)	4,882	—
Revertex Finewaters acquisition (Note 2)	—	12,289
Nordic Adhesive acquisition/earn-out (Note 2)	—	805
Currency effect	1,043	(7,855)

Balance at end of year	$114,895	$108,970

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our analysis in the fourth quarter of 2011 indicated that there was no goodwill impairment.

In both the North America Adhesives and EIMEA operating segments, the calculated fair value exceeded the carrying value of the net assets by a significant margin. The calculated fair value of the Asia Pacific, the Latin America Adhesives and the Construction Products operating segments all exceeded the carrying value of the net assets by a reasonable margin.

See Note 1 to the Consolidated Financial Statements for further information of our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 3, 2011
Original cost	$10,860	$159,351	$17,262	$187,473
Accumulated amortization	(2,932)	(50,986)	(7,429)	(61,347)

Net identifiable intangibles	$7,928	$108,365	$9,833	$126,126

Weighted average useful lives (in years)	12	19	15	18

As of November 27, 2010
Original cost	$10,008	$156,570	$16,573	$183,151
Accumulated amortization	(3,174)	(42,975)	(6,385)	(52,534)

Net identifiable intangibles	$6,834	$113,595	$10,188	$130,617

Weighted average useful lives (in years)	12	19	15	18

Amortization expense with respect to amortizable intangible assets was $10,162, $10,839 and $12,038 in 2011, 2010 and 2009, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2012	2013	2014	2015	2016	Thereafter
Amortization Expense	$10,107	$10,011	$9,920	$9,673	$9,578	$76,837

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at December 3, 2011 and November 27, 2010 totaling $584 and $900, respectively, relate to the trademarks / trade names. The change in non-amortizable assets in 2011 compared to 2010 was due to changes in currency exchange rates and an impairment charge of $332. See Note 5 to the Consolidated Financial Statements for more information.

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable: Notes payable were $28,310 at December 3, 2011. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 11.3 percent, 8.6 percent and 9.0 percent in 2011, 2010 and 2009, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 3, 2011.

Long-Term Debt

Long-Term Debt, including Capital Lease Obligations	Weighted-Average Interest Rate at December 3, 2011	Fiscal Year Maturity Date	2011	2010
U.S. dollar obligations:
Revolving credit line	2.26%	2013	$—	$—
Term Loan	0.94%	2013	46,875	69,375
Senior Notes, Series A1	2.33%	2017	18,403	17,888
Senior Notes, Series B2	2.22%	2017	35,948	34,900
Senior Notes, Series C3	3.41%	2020	37,760	36,315
Senior Notes, Series D4	5.61%	2020	65,000	65,000

Total debt			203,986	223,478
Less: current maturities			(24,375)	(22,500)

Total long-term debt, excluding current maturities			$179,611	$200,978

On December 16, 2009, we entered into a note purchase agreement under which we agreed to issue $150,000 in aggregate principal amount of senior unsecured notes to a group of private investors. The $150,000 was split into four non-amortizing tranches:

[1]	Senior Notes, Series A, due December 16, 2016, $17,000 5.13 percent, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent
[2]	Senior Notes, Series B, due February 24, 2017, $33,000 5.13 percent fixed, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent
[3]	Senior Notes, Series C, due December 16, 2019, $35,000 5.61 percent fixed, $25,000 swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent
[4]	Senior Notes, Series D, due February 24, 2020, $65,000 5.61 percent fixed

Long-term debt had an estimated fair value of $214,418 and $231,770 as of December 3, 2011 and November 27, 2010, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of December 3, 2011, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term lines of credit	$200,000	$0	$200,000

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

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At December 3, 2011 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$24,375	$22,500	$0	$0	$0	$157,111

Note 8: Income Taxes

Income before income taxes and income from equity method investments	2011	2010	2009
United States	$49,754	$51,271	$78,226
Non-U.S.	65,238	36,447	36,394

Total	$114,992	$87,718	$114,620

Components of the provision for income tax expense (benefit)	2011	2010	2009
Current:
U.S. Federal	$5,443	$4,822	$(7,377)
State	1,191	(586)	(574)
Non-U.S.	22,912	11,728	10,685

	29,546	15,964	2,734

Deferred:
U.S. Federal	7,515	9,028	31,370
State	676	811	3,074
Non-U.S.	(2,786)	(496)	(450)

	5,405	9,343	33,994

Total	$34,951	$25,307	$36,728

Reconciliation of effective income tax	2011	2010	2009
Statutory U.S. federal income tax rate	$40,248	$30,701	$40,117
State income taxes, net of federal benefit	1,214	1,495	2,470
U.S. federal income taxes on dividends received from non-U.S. subsidiaries, before foreign tax credits	16,440	3,464	2,199
Foreign tax credits	(17,992)	(3,464)	(839)
Non-U.S. taxes	(2,686)	(2,868)	(3,062)
Interest income not taxable in the U.S.	(1,784)	(2,402)	(2,629)
Reduction in unrecognized tax benefits	—	(3,231)	—
Change in valuation allowance	—	615	(123)
Other	(489)	997	(1,405)

Total	$34,951	$25,307	$36,728

Deferred income tax balances at each year-end related to	2011	2010
Depreciation and amortization	$(8,829)	$(2,687)
Employee benefit costs	39,917	42,000
Foreign tax credit carryforward	2,259	2,091
Tax loss carryforwards	9,732	12,661
Other	9,068	(436)

	52,147	53,629
Valuation allowance	(3,828)	(3,503)

Net deferred tax assets	$48,319	$50,126

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension adjustments.

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance of $325 during 2011, is primarily due to an increase for miscellaneous non-U.S. deferred tax assets that do not meet the more-likely-than-not realization test.

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

U.S. income taxes have not been provided on approximately $359,608 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. If any portion of these earnings were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus available foreign tax credit carryovers, if any. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $24,889 in thirteen different countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $15,600 can be carried forward indefinitely, while the remaining $9,289 of tax losses must be utilized during 2012 to 2019.

The U.S. has a foreign tax credit carryforward of $2,259 which will expire between 2019 and 2021.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for fiscal year ended December 3, 2011. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months except for decreases of $533 related to settlements.

	2011	2010
Balance as of November 27, 2010	$6,334	$10,780
Tax positions related to the current year:
Additions	736	425
Reductions	—	(82)

Tax positions related to prior years:
Additions	1,872	1,397
Reductions	(788)	(5,493)
Settlements	(1,678)	(578)
Lapses in applicable statutes of limitation	(278)	(115)

Balance as of December 3, 2011	$6,198	$6,334

Included in the balance of unrecognized tax benefits as of December 3, 2011, are potential benefits of $5,311 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended December 3, 2011, we recognized a net benefit for interest and penalties of $309 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,153 as of December 3, 2011. For the fiscal year ended November 27, 2010, we recognized net benefit for interest and penalties of $978 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,452 as of November 27, 2010.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2007 or Swiss income tax examination for years prior to 2007. There have been no Swiss income tax examination for 2007 and subsequent years. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

Note 9: Stockholders’ Equity

Preferred Stock: The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock: There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 49,449,579 and 49,194,251 shares issued and outstanding at December 3, 2011 and November 27, 2010, respectively. Dividends of $0.295, $0.278 and $0.270 per share were declared and paid in 2011, 2010 and 2009, respectively.

On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. During 2011, we repurchased 345,446 shares for $7,491 under this program.

Common Shares Outstanding	2011	2010	2009
Beginning balance	49,194,251	48,657,618	48,447,610
Stock options exercised	538,709	358,421	58,915
Shares swapped for stock option exercises	(11,017)	—	—
Deferred compensation paid	17,233	37,862	31,777
Restricted units vested	49,640	13,370	12,413
Restricted shares granted	145,038	155,757	147,258
Shares withheld for taxes	(48,675)	(17,804)	(24,808)
Restricted shares forfeited	(90,154)	(10,973)	(15,547)
Shares repurchased under repurchase plan	(345,446)	—	—

Ending balance	49,449,579	49,194,251	48,657,618

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

Note 10: Pension and Postretirement Benefits

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we announced significant changes to our U.S. Pension Plan (the Plan). The changes include: benefits under the Plan will be locked-in using service and salary as of May 31, 2011, participants will no longer earn benefits for future service and salary as they had in the past, affected participants will receive a three percent increase to the locked-in benefit for every year they continue to work for us and we will begin making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. These changes to the Plan represent a plan curtailment as there will no longer be a service cost component in the net periodic pension cost as all participants will be considered inactive in the Plan. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. Other U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

Included in accrued pension costs shown on the Consolidated Balance Sheets are defined contribution pension liabilities of $4,084 and $7,178 in 2011 and 2010, respectively.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 3, 2011 and November 27, 2010:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$315,645	$302,100	$138,046	$149,492	$55,639	$56,864
Service cost	2,304	5,496	1,364	1,030	514	542
Interest cost	16,736	17,104	7,449	6,990	2,676	2,923
Participant contributions	—	—	—	169	620	661
Plan amendments	404	—	—	—	—	(326)
Actuarial (gain)/loss	18,362	5,561	(7,383)	423	(1,271)	(5)
Other	—	—	3,584	—	—	—
Curtailments	(11,815)	—	—	—	—	—
Settlement	—	—	(538)	(1,195)	—	—
Benefits paid	(15,009)	(14,616)	(6,280)	(5,757)	(4,429)	(5,020)
Currency change effect	—	—	1,194	(13,106)	—	—

Benefit obligation at end of year	326,627	315,645	137,439	138,046	53,749	55,639

Change in plan assets:
Fair value of plan assets at beginning of year	301,728	279,036	119,561	127,892	35,278	28,101
Actual return on plan assets	16,307	32,000	(1,014)	4,891	1,998	2,406
Employer contributions	1,514	5,308	6,515	662	3,822	9,130
Participant contributions	—	—	—	169	620	661
Benefits paid¹	(15,009)	(14,616)	(1,664)	(1,578)	(4,429)	(5,020)
Currency change effect	—	—	905	(12,475)	—	—

Fair value of plan assets at end of year	304,540	301,728	124,303	119,561	37,289	35,278
Plan assets in excess of (less than) benefit obligation as of year end	$(22,087)	$(13,917)	$(13,136)	$(18,485)	$(16,460)	$(20,361)

1	Amount excludes benefit payments made from sources other than plan assets.

					Other Postretirement
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:
Unrecognized actuarial loss	$125,367	$113,377	$60,910	$59,790	$48,761	$54,875
Unrecognized prior service cost (benefit)	346	68	(30)	(34)	(15,145)	(19,838)
Ending balance	$125,713	$113,445	$60,880	$59,756	$33,616	$35,037

					Other Postretirement
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Statement of financial position as of fiscal year-end:
Non-current assets	$—	$5,386	$4,147	$—	$—	$—
Accrued benefit cost
Current liabilities	(1,500)	(1,497)	(733)	(681)	(313)	(279)
Non-current liabilities	(20,587)	(17,806)	(16,549)	(17,804)	(16,147)	(20,082)

Ending balance	$(22,087)	$(13,917)	$(13,135)	$(18,485)	$(16,460)	$(20,361)

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $365,117 at December 3, 2011 and $347,648 at November 27, 2010. The accumulated benefit obligation of the non-U.S. pension plans was $129,166 at December 3, 2011 and $132,953 at November 27, 2010.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 3, 2011 and November 27, 2010:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Accumulated benefit obligation	$72,775	$74,340	$19,773	$66,363
Fair value of plan assets	37,289	35,278	7,424	51,517

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 3, 2011 and November 27, 2010:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Projected benefit obligation	$380,377	$74,942	$32,070	$138,046
Fair value of plan assets	341,830	35,278	14,787	119,561

Information about the expected cash flows follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2012	$1,500	$671	$4,132
Expected benefit payments
2012	$15,930	$6,330	$4,132
2013	16,311	6,481	4,089
2014	16,779	6,738	4,075
2015	17,309	6,987	4,065
2016	17,893	7,182	4,054
2017-2021	98,815	39,832	19,940

Components of net periodic benefit cost and other supplemental information for the years ended December 3, 2011, November 27, 2010, and November 28, 2009 follow:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit):	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$2,304	$5,496	$4,422	$1,364	$1,030	$942	$514	$542	$415
Interest cost	16,736	17,104	17,038	7,449	6,990	7,679	2,676	2,923	3,150
Expected return on assets	(25,438)	(26,231)	(22,770)	(7,881)	(7,833)	(7,406)	(3,087)	(2,734)	(3,361)
Amortization:
Prior service cost	24	66	103	(4)	(4)	(4)	(4,693)	(4,636)	(4,636)
Actuarial (gain)/ loss	3,689	2,467	110	2,723	2,525	1,008	5,932	6,332	4,172
Transition amount	—	—	—	—	—	20	—	—	—
Curtailment (gain)/loss	101	—	—	—	—	—	—	—	—
Settlement charge/(credit)	—	—	—	—	928	—	—	—	—

Net periodic benefit cost (benefit)	$(2,584)	$(1,098)	$(1,097)	$3,651	$3,636	$2,239	$1,342	$2,427	$(260)

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of December 3, 2011
Amortization of prior service cost (benefit)	$48	$(5)	$(4,693)
Amortization of net actuarial (gain) loss	3,858	2,665	5,177

	$3,906	$2,660	$484

	Pension Benefits						Other
Weighted-average assumptions used to	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Determine benefit obligations	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.05%	5.46%	5.69%	5.36%	5.09%	5.16%	4.73%	4.96%	5.30%
Rate of compensation increase[1]	5.00%	4.17%	4.19%	2.14%	2.15%	2.21%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.46%	5.69%	6.93%	5.10%	5.18%	5.82%	4.96%	5.30%	6.79%
Expected return on plan assets	8.00%	7.90%	8.75%	6.18%	6.68%	8.40%	8.75%	8.75%	8.75%
Rate of compensation increase	4.17%	4.19%	4.18%	2.13%	2.15%	2.21%	NA	N/A	N/A

[1]	Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 5.00 percent rate for 2011 is for supplemental executive retirement plan only.

The expected return on assets assumption on the investment portfolios for the pension and other postretirement benefit plans is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The discount rate is determined using a yield curve approach which enables us to select a discount rate that reflects the characteristics of the plan. This approach identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan.

Assumed health care trend rates	2011	2010	2009
Health care cost trend rate assumed for next year	7.25%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2018	2015	2015

The rate of increase in health care cost levels is expected to be 7.25 percent in the year 2012.

Sensitivity Information: A one-percentage point change in the health care cost trend rate would have the following effects on the December 3, 2011 service and interest cost and the accumulated postretirement benefit obligation at December 3, 2011:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components – annual	$5	$(5)
Effect on accumulated postretirement benefit obligation	$64	$(61)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2011 and 2010 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2011	2011	2010	2011	2011	2010	2011	2011	2010
Equities	60.0%	56.4%	59.7%	46.6%	44.8%	46.6%	0.0%	0.0%	0.0%
Fixed income	40.0%	42.6%	39.2%	53.4%	52.6%	53.1%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	98.5%	98.1%
Cash	0.0%	1.0%	1.1%	0.0%	2.6%	0.3%	0.0%	1.5%	1.9%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

Plan Asset Management

Plan assets are held in trust and invested in mutual funds, separately managed accounts and other commingled investment vehicles holding U.S. and non-U.S. equity securities, fixed income securities and other investment classes. We employ a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Futures and options may also be used to enhance risk-adjusted long-term returns while improving portfolio diversification and duration. Risk management is accomplished through diversification across asset classes, utilization of multiple investment managers and general plan-specific investment policies. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and our assessment of our overall liquidity position. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plans’ active investment strategies employ multiple investment management firms which in aggregate cover a range of investment styles and approaches. Performance is monitored and compared to relevant benchmarks on a regular basis.

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2011 and 2010. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2011 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5% and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2012.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom and Canada. During 2011 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2012.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2011 and 2010. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

In fiscal 2010 we adopted new accounting guidance requiring additional disclosures for plan assets of defined benefit pension and other postretirement benefit plans. This guidance requires that we categorize plan assets within a three-level fair value hierarchy as described in Note 13 to the Consolidated Financial Statements.

U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$98,086	$73,648	$—	$171,734
Fixed income	55,466	73,595	591	129,652
Cash	3,154	—	—	3,154

Total	$156,706	$147,243	$591	$304,540

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$26,134	$29,650	$—	$55,784
Fixed income	40,659	24,891	—	65,550
Cash	3,249	1	—	3,250

Total	$70,042	$54,542	$—	$124,584

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$36,715	$36,715
Cash	574	—	—	574

Total	$574	$—	$36,715	$37,289

The definitions of fair values of our pension and other postretirement benefit plan assets at December 3, 2011 by asset category are as follows:

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

Cash–Cash balances on hand, accrued income and pending settlements of transactions for purposes of handling plan payments. Fair values are the cash balances as reported by the Trustees of the plans.

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended December 3, 2011:

U.S. Pension Plans	Equity	Fixed Income	Insurance	Total
Level 3 balance at beginning of year	$—	$688	$—	$688
Purchases, sales, issuances and settlements, net	—	(97)	—	(97)

Level 3 balance at end of year	$—	$591	$—	$591

Other Postretirement Benefits	Equity	Fixed Income	Insurance	Total
Level 3 balance at beginning of year	$—	$—	$34,599	$34,599
Net transfers into / (out of) level 3	—	—	(199)	(199)
Purchases, sales, issuances and settlements, net	—	—	(267)	(267)
Net gains/(losses)	—	—	2,582	2,582

Level 3 balance at end of year	$—	$—	$36,715	$36,715

Note 11: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Colombian peso, Costa Rican colones, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

Foreign currency derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods in which the derivative instruments were outstanding. See Note 13 to Consolidated Financial Statements for the fair value amounts of these derivative instruments.

As of December 3, 2011, we had forward foreign currency contracts maturing between December 20, 2011 and November 1, 2012. The mark-to-market effect associated with foreign currency contracts outstanding at each year end were a loss of $160, $1,419 and $471 in 2011, 2010 and 2009, respectively. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

As of December 3, 2011, we had a currency option on a portion of the acquisition purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group. See Note 18 to Consolidated Financial Statements. The fair value of this derivative is included in Note 13 to Consolidated Financial Statements. The expense associated with this currency option was a loss of $3,089 which was recognized as a special charge in the income statement. See Note 16 to Consolidated Financial Statements.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. See Note 7 to Consolidated Financial Statements for additional information. The change in the fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $7,111 at December 3, 2011 and was included in long-term debt in the consolidated balance sheets. The fair values of the swaps in total were an asset of $7,360 at December 3, 2011 and were included in other assets in the consolidated balance sheets. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the consolidated statements of income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculations as of December 3, 2011 resulted in additional pre-tax gain of $456 for the year as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

As of November 27, 2010, the change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,103 and was included in long-term debt in the consolidated balance sheet. The fair values of the swaps in total were an asset of $3,896 at November 27, 2010 and were included in other assets in the consolidated balance sheet. The swaps were designated for hedge accounting treatment. The hedge ineffectiveness calculation as of November 27, 2010 resulted in additional pre-tax income of $81 for the year as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 3, 2011 and November 27, 2010, there were no significant concentrations of credit risk.

Note 12: Commitments and Contingencies

Leases: The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at December 3, 2011 are:

Fiscal Year	2012	2013	2014	2015	2016	Remainder	Total Minimum Lease Payments
Operating Leases	$6,445	$4,178	$2,164	$976	$432	$261	$14,456

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $10,265, $9,626 and $8,138 in 2011, 2010 and 2009, respectively.

Servicing Agreement: In 2005, we entered into an agreement to provide us with information technology services. The agreement is scheduled to run through 2014. Actual expenditures under the agreement for the years ended December 3, 2011, November 27, 2010 and November 28, 2009 were $6,146, $6,506 and $10,075, respectively. Of the costs incurred, $50, $29 and $869 were capitalized in 2011, 2010 and 2009, respectively. The future contractual obligations in each of the years indicated based on the contract in place at December 3, 2011 are:

Fiscal Year	2012	2013	2014	Total Contractual Obligations
Servicing Agreement	$4,482	$3,594	$1,280	$9,356

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of December 3, 2011, $1,085 was recorded as a liability for expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of December 3, 2011, we had reserved $2,145, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A significant portion of the defense costs and settlements in asbestos-related litigation continues to be paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Historically, this third party routinely defended all cases tendered to it and paid settlement amounts resulting from those cases. In the 1990s, the third party sporadically reserved its rights, but continued to defend and settle all asbestos-related claims tendered to it by us. In 2002, the third party rejected the tender of certain cases and indicated it would seek contributions for past defense costs, settlements and judgments. However, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party. As discussed below, in 2007, we and a group of other defendants, including the third party obligated to indemnify us against certain asbestos-related claims, entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims.

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

As referenced above, in 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2010 were $1,674 with insurers paying $892 of that amount. Based on this experience we reduced our reserves to an undiscounted amount of $800 with insurers expected to pay $510. During 2011 we contributed another $550 toward settlements with insurers paying $351 of that amount. This reduced our reserves for this agreement to $250 with an insurance receivable of $159, as of December 3, 2011. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended December 3, 2011	Year Ended November 27, 2010	Year Ended November 28, 2009
Lawsuits and claims settled	7	4	7
Settlements reached	$537	$458	$846
Insurance payments received or expected to be received	$417	$366	$595

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of December 3, 2011, our probable liabilities and insurance recoveries related to asbestos claims were $399 and $295, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Note 13: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 3, 2011 and November 27, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	December 3, 2011	Level 1	Level 2	Level 3
Assets:
Marketable securities	$76,114	$76,114	$—	$—
Derivative assets	1,862	—	1,862	—
Interest rate swaps	7,360	—	7,360	—

Liabilities:
Derivative liabilities	$1,181	$—	$1,181	$—
Contingent consideration liabilities	1,893	—	—	1,893

		Fair Value Measurements Using:
Description	November 27, 2010	Level 1	Level 2	Level 3
Assets:
Marketable securities	$61,474	$61,474	$—	$—
Derivative assets	1,249	—	1,249	—
Interest rate swaps	3,896	—	3,896	—

Liabilities:
Derivative liabilities	$2,668	$—	$2,668	$—

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

We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Segment operating income excludes special charges and asset impairment charges. Corporate expenses are fully allocated to each operating segment. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

Reportable operating segment financial information for all periods presented follows and prior periods have been restated to reflect the new segment presentation:

	2011	2010	2009
Net revenue
North America Adhesives	$489,854	$445,013	$416,678
Construction Products	134,573	122,210	116,153
EIMEA	473,718	404,751	365,275
Latin America Adhesives	145,693	128,340	116,421
Latin America Paints	115,045	100,979	100,321
Asia Pacific	198,669	154,868	119,811

Total	$1,557,552	$1,356,161	$1,234,659

Inter-segment sales
North America Adhesives	$60,793	$46,130	$32,344
Construction Products	686	262	349
EIMEA	10,031	9,846	8,380
Latin America Adhesives	1,043	907	986
Latin America Paints	2,499	1,122	93
Asia Pacific	9,334	7,027	2,748

Segment operating income
North America Adhesives	$75,438	$70,391	$69,202
Construction Products	3,538	2,657	936
EIMEA	26,291	13,962	22,918
Latin America Adhesives	8,194	7,157	8,697
Latin America Paints	7,004	4,182	999
Asia Pacific	8,579	5,996	4,409

Total	$129,044	$104,345	$107,161

Depreciation and amortization
North America Adhesives	$10,418	$10,788	$15,582
Construction Products	10,966	11,344	11,676
EIMEA	10,662	11,124	12,192
Latin America Adhesives	1,628	1,751	2,296
Latin America Paints	2,499	2,740	2,639
Asia Pacific	5,043	3,453	2,362

Total	$41,216	$41,200	$46,747

Total assets[1]
North America Adhesives	$189,371	$169,410	$197,942
Construction Products	180,861	185,736	196,750
EIMEA	344,935	294,105	322,109
Latin America Adhesives	82,898	89,258	78,078
Latin America Paints	77,766	69,500	62,688
Asia Pacific	150,949	145,152	94,226
Corporate	200,929	200,296	148,652

Total	$1,227,709	$1,153,457	$1,100,445

Capital expenditures
North America Adhesives	$3,989	$5,283	$1,870
Construction Products	3,936	921	1,986
EIMEA	16,458	10,080	6,544
Latin America Adhesives	1,202	1,555	464
Latin America Paints	2,240	1,363	1,125
Asia Pacific	3,511	10,673	5,580
Corporate	4,696	6,035	5,169

Total	$36,032	$35,910	$22,738

[1]

Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments

	2011	2010	2009
Segment operating income	$129,044	$104,345	$107,161
Special charges	(7,499)	—	—
Asset impairment charges	(332)	(8,785)	(790)
Other income, net	4,590	2,572	15,983
Interest expense	(10,811)	(10,414)	(7,734)

Income before income taxes and income from equity method investments	$114,992	$87,718	$114,620

Financial information about geographic areas

	Net Revenue
	2011	2010	2009
United States	$613,250	$556,407	$520,840
All other countries with less than 10 percent of total	944,302	799,754	713,819

Total	$1,557,552	$1,356,161	$1,234,659

	Property, Plant and Equipment, net
	2011	2010	2009
United States	$121,333	$124,124	$128,131
Germany	33,278	32,993	38,376
All other countries with less than 10 percent of total	101,272	93,958	86,793

Total	$255,883	$251,075	$253,300

Note 15: Redeemable Non-Controlling Interest

On August 1, 2011, we completed a definitive agreement with our longstanding agent in Turkey and issued a 10 percent ownership in H.B. Fuller Kimya San. Tic A.S. (HBF Turkey), a newly created entity located in Istanbul Turkey, to the agent for €1,000 and the list of customers in Turkey to whom the agent was reselling adhesive products manufactured by us. The formation of this business relationship is part of our comprehensive strategy for expansion in emerging markets. The minority shareholder is entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. Both the minority shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the minority shareholder at a price determined by a formula based on 24 months trailing EBITDA. The option is subject to a minimum price of €3,500.

Since the option makes the redemption of the minority ownership shares of HBF Turkey outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. Initially, the redeemable non-controlling interest was measured at the fair value of the cash and list of customers received which was determined to be €2,946 (approximately $4,199). Subsequent to the initial measurement, the carrying value of the redeemable non-controlling interest will be accreted to its estimated redemption value over the period from the date of issuance of the option to the earliest redemption date of the option. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500 as of December 3, 2011.

HBF Turkey’s results of operations are consolidated in our financial statements. The 10 percent non-controlling interest is included in income or loss attributable to non-controlling interests in the consolidated statements of income and in the carrying value of the redeemable non-controlling interest on the consolidated balance sheets. The accretion adjustment to redemption value is also included in income or loss attributable to non-controlling interests in the consolidated statements of income and in the carrying value of the redeemable non-controlling interest on the consolidated balance sheets. HBF Turkey’s functional currency is the Turkish lira and changes in exchange rates will also affect the reported amount of the redeemable non-controlling interest. As of December 3, 2011 the redeemable non-controlling interest was:

Initial measurement of Redeemable Noncontrolling Interest	$4,199
Net Income (loss) attributed to Redeemable Noncontrolling Interest	16
Accretion adjustment to redemption value	26
Foreign currency translation adjustment	(354)

Balance of Redeemable Noncontrolling Interest at December 3, 2011	$3,887

Note 16: Special Charges

In the fourth quarter of 2011, we incurred special charges of $4,410 for costs related to the pending acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project. Also related to the Forbo pending acquisition, we purchased a foreign currency option to hedge a portion of the acquisition purchase price. The expense associated with this option was $3,089. See Note 18 to Consolidated Financial Statements for more information.

Note 17: Quarterly Data (unaudited)

	2011
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$339,548	$393,722	$387,756	$436,526
Gross profit	96,904	112,592	111,981	125,613
Selling, general and administrative expenses	(75,653)	(77,608)	(79,542)	(85,243)
Special charges	—	—	—	(7,499)
Asset impairment charges	(332)	—	—	—

Net income attributable to H.B. Fuller	$14,351	$25,126	$23,220	$26,408

Basic Income per share	$0.29	$0.51	$0.47	$0.54

Diluted Income per share	$0.29	$0.50	$0.47	$0.53

Weighted-average common shares outstanding
Basic	49,006	49,021	49,000	48,937
Diluted	49,877	49,850	49,917	49,821

	2010
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$309,442	$347,908	$338,568	$360,243
Gross profit	97,679	101,108	96,274	102,120
Selling, general and administrative expenses	(71,448)	(75,292)	(73,584)	(72,512)
Asset impairment charges	—	(8,785)	—	—

Net income attributable to H.B. Fuller	$18,952	$11,011	$18,978	$21,936

Basic Income per share	$0.39	$0.23	$0.39	$0.45

Diluted Income per share	$0.38	$0.22	$0.38	$0.44

Weighted-average common shares outstanding
Basic	48,491	48,572	48,595	48,740
Diluted	49,494	49,613	49,585	49,740

Note 18: Subsequent Events (unaudited)

On December 21, 2011 we entered into an agreement to purchase the global industrial adhesives business of Forbo Group for approximately $394 million. Forbo Group is a manufacturer and supplier of industrial adhesives and is known for the breadth of its product line in all of our core market segments, particularly packaging and durable assembly. Forbo Group is based in Zug, Switzerland.

In conjunction with the pending acquisition of Forbo, we entered into foreign exchange forward contracts to purchase Swiss francs. Prior to closing the acquisition transaction, we intend to raise permanent financing through the private placement and syndicated bank loan markets. The acquisition has been approved by the Board of Directors of each of the companies. Subject to customary closing conditions and regulatory approvals, the transaction is expected to close as soon as March 2012.

On January 26, 2012, our Board of Directors approved a facility closure plan as part of the EIMEA operating segment transformation project. The plan includes closure of our facilities in Austria and Italy and the transfer of our EIMEA shared services functions to a single location in Portugal. The plan is expected to be completed in 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of December 3, 2011, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of December 3, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment management believes that, as of December 3, 2011, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s Independent Registered Public Accounting Firm have issued an attestation report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 35.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s Independent Registered Public Accounting Firm, appears on page 35.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance - Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2012 (the “2012 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2011 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” and “Director Compensation” contained in the 2012 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” contained in the 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,822,245	(1)	$19.29	(2)	3,296,060	(3)
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	2,822,245		$19.29		3,296,060

(1)	Consists of 2,423,366 outstanding stock options, 127,117 outstanding restricted stock units and 271,762 outstanding restricted stock shares convertible to common stock under the company’s share based equity plans.
(2)	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.
(3)	Set forth in the table below are the number of shares remaining available for issuance under each of our equity compensation plans at December 3, 2011. Grants under these plans may be in the form of any of the listed type of awards. Of the number of shares available under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan, only 502,968 of these shares remained available for restricted stock or restricted stock unit awards as of December 3, 2011.

Plan	Number of Shares	Types of Awards
Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	3,240,949	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards

Key Employee Deferred Compensation Plan	55,111	Deferred units convertible to common stock

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 3, 2011, November 27, 2010 and November 28, 2009.

Consolidated Balance Sheets as of December 3, 2011 and November 27, 2010.

Consolidated Statements of Total Equity for the fiscal years ended December 3, 2011, November 27, 2010 and November 28, 2009.

Consolidated Statements of Cash Flows for the fiscal years ended December 3, 2011, November 27, 2010 and November 28, 2009.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

	Item	Incorporation by Reference

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.18	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.
10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

	Item	Incorporation by Reference

10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

10.24	Credit Agreement, dated April 29, 2010, among H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, and various financial institutions(the “Credit Agreement”)	Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2010.

10.25	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 and Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010.

*10.26	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.27	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.28	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 10-K dated January 20, 2010.

*10.29	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.30	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.31	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.32	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

10.33	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

31.2	302 Certification – James R. Giertz

	Item	Incorporation by Reference

32.1	906 Certification – James J. Owens

32.2	906 Certification - James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 3, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY
By /s/ James J. Owens
JAMES J. OWENS

Dated: January 27, 2012	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)

/s/ James R. Giertz	Senior Vice President, Chief Financial Officer
JAMES R. Giertz	(Principal Financial Officer)

/s/ James C. McCreary, Jr. JAMES C. MCCREARY, JR.	Vice President, Controller (Principal Accounting Officer)

*	Director, Chairman of the Board
LEE R. MITAU

*	Director
JULIANA L. CHUGG

* THOMAS W. HANDLEY	Director

* J. MICHAEL LOSH	Director

* ALFREDO L. ROVIRA	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT	Director

*by	/s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 27, 2012

Exhibit Index

	Item	Incorporation by Reference

2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Agreement dated as of June 2, 1998 between H.B. Fuller Company and a group of investors, primarily insurance companies, including the form of Notes	Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

4.4	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan - 1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

	Item	Incorporation by Reference

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.18	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

10.24	Credit Agreement, dated April 29, 2010, among H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, and various financial institutions(the “Credit Agreement”)	Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2010.

10.25	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 and Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010.

*10.26	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

	Item	Incorporation by Reference

*10.27	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.28	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 10-K dated January 20, 2010.

*10.29	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.30	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.31	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.32	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

10.33	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

31.2	302 Certification – James R. Giertz

32.1	906 Certification – James J. Owens

32.2	906 Certification - James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 3, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.