Form 10-Q
period 2012-03-03
FULLER H B CO
filed 2012-03-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,892,996 as of March 21, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 3, 2012	February 26, 2011
Net revenue	$375,262	$339,548
Cost of sales	(261,156)	(242,644)

Gross profit	114,106	96,904
Selling, general and administrative expenses	(83,331)	(75,653)
Special charges, net	(6,482)	—
Asset impairment charges	—	(332)
Other income (expense), net	143	294
Interest expense	(2,618)	(2,581)

Income before income taxes and income from equity method investments	21,818	18,632
Income taxes	(8,683)	(6,285)
Income from equity method investments	2,195	1,860

Net income including non-controlling interests	15,330	14,207
Net (income) loss attributable to non-controlling interests	(25)	144

Net income attributable to H.B. Fuller	$15,305	$14,351

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.31	$0.29
Diluted	$0.30	$0.29

Weighted-average common shares outstanding:
Basic	49,365	49,006
Diluted	50,253	49,877

Dividends declared per common share	$0.075	$0.070

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 3, 2012	December 3, 2011
Assets
Current assets:
Cash and cash equivalents	$149,877	$156,149
Trade receivables (net of allowances - $4,414 and $4,642, for March 3, 2012 and December 3, 2011, respectively)	244,641	244,275
Inventories	163,466	135,993
Other current assets	69,240	60,173

Total current assets	627,224	596,590

Property, plant and equipment	839,974	838,096
Accumulated depreciation	(587,081)	(582,213)

Property, plant and equipment, net	252,893	255,883

Goodwill	114,819	114,895
Other intangibles, net	124,563	126,710
Other assets	136,158	133,631

Total assets	$1,255,657	$1,227,709

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$28,397	$28,310
Current maturities of long-term debt	26,250	24,375
Trade payables	136,137	116,354
Accrued compensation	33,377	43,077
Income taxes payable	13,391	11,807
Other accrued expenses	32,280	31,062

Total current liabilities	269,832	254,985

Long-term debt, excluding current maturities	172,956	179,611
Accrued pension liabilities	39,156	41,166
Other liabilities	41,875	42,483

Total liabilities	523,819	518,245

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,861	3,887

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,875,737 and 49,449,579, for March 3, 2012 and December 3, 2011, respectively	49,876	49,450
Additional paid-in capital	31,153	23,770
Retained earnings	732,544	720,989
Accumulated other comprehensive income (loss)	(85,971)	(89,005)

Total H.B. Fuller stockholders’ equity	727,602	705,204

Non-controlling interests	375	373

Total equity	727,977	705,577

Total liabilities, redeemable non-controlling interest and total equity	$1,255,657	$1,227,709

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 27, 2010	$49,194	$22,701	$646,596	$(86,557)	$2,456	$634,390
Net income including non-controlling interests			89,105		(58)	89,047
Foreign currency translation				3,382	7	3,389
Defined benefit pension plans adjustment, net of tax of $3,603				(5,872)		(5,872)
Interest rate swap, net of tax				42		42

Comprehensive income						86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Tax benefit on share-based compensation plans		1,140				1,140
Repurchases of common stock	(394)	(8,116)				(8,510)
Repurchase of non-controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	49,450	23,770	720,989	(89,005)	373	705,577
Net income including non-controlling interests			15,305		25	15,330
Foreign currency translation				1,894	6	1,900
Defined benefit pension plans adjustment, net of tax of $595				1,130		1,130
Interest rate swaps, net of tax				10		10

Comprehensive income						18,370
Dividends			(3,750)			(3,750)
Stock option exercises	306	4,919				5,225
Share-based compensation plans other, net	171	2,751				2,922
Tax benefit on share-based compensation plans		881				881
Repurchases of common stock	(51)	(1,168)				(1,219)
Redeemable non-controlling interest					(29)	(29)

Balance at March 3, 2012	$49,876	$31,153	$732,544	$(85,971)	$375	$727,977

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 3, 2012	February 26, 2011
Cash flows from operating activities:
Net income including non-controlling interests	$15,330	$14,207

Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	7,572	7,580
Amortization	2,560	2,486
Deferred income taxes	1,474	967
Income from equity method investments	(2,195)	(1,860)
Share-based compensation	2,795	1,790
Excess tax benefit from share-based compensation	(881)	(200)
Asset impairment charges	—	332
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	144	(2,461)
Inventories	(27,097)	(20,144)
Other assets	(15,949)	295
Trade payables	19,586	19,265
Accrued compensation	(9,659)	(12,731)
Other accrued expenses	1,220	(7,137)
Income taxes payable	199	(171)
Accrued / prepaid pensions	(2,066)	(3,166)
Other liabilities	(355)	(403)
Other	10,300	2,818

Net cash provided by operating activities	2,978	1,467

Cash flows from investing activities:
Purchased property, plant and equipment	(4,740)	(6,122)
Proceeds from sale of property, plant and equipment	155	126

Net cash used in investing activities	(4,585)	(5,996)

Cash flows from financing activities:
Proceeds from long-term debt	—	33,000
Repayment of long-term debt	(5,625)	(38,625)
Net proceeds from notes payable	(20)	(3,661)
Dividends paid	(3,726)	(3,452)
Proceeds from stock options exercised	5,225	4,803
Excess tax benefit from share-based compensation	881	200
Repurchases of common stock	(1,219)	(3,124)

Net cash used in financing activities	(4,484)	(10,859)

Effect of exchange rate changes	(181)	4,049

Net change in cash and cash equivalents	(6,272)	(11,339)
Cash and cash equivalents at beginning of period	156,149	133,277

Cash and cash equivalents at end of period	$149,877	$121,938

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$24	$35
Cash paid for interest	$4,684	$4,785
Cash paid for income taxes	$253	$1,559

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 3, 2011 as filed with the Securities and Exchange Commission.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which amended the guidance on goodwill impairment testing to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, as a result of the qualitative assessment, an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendment is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. The adoption of this amendment had no impact our condensed consolidated financial statements.

Note 2: Acquisitions

Liquamelt Corp.: On April 15, 2011 we acquired the principal assets and certain liabilities of Liquamelt Corp., a manufacturer and marketer of unique adhesives and dispensing systems. Liquamelt Corp. was based in Lorain, Ohio. This innovative adhesive system delivers room temperature liquid adhesive to the point of application where it is heat activated and dispensed. The acquisition was recorded in our North America Adhesives operating segment.

The purchase price of $6,000 was funded through existing cash. We incurred acquisition related costs of approximately $118, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

The purchase price of $26,768, which was net of cash acquired of $557, was funded through existing cash. We incurred acquisition related costs of approximately $498, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of December 3, 2011.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended March 3, 2012 and February 26, 2011 were calculated using the following assumptions:

	13 Weeks Ended
	March 3, 2012	February 26, 2011
Expected life (in years)	4.75	4.75
Weighted-average expected volatility	51.76%	52.30%
Expected volatility	51.76%	52.30%
Risk-free interest rate	0.71%	1.94%
Expected dividend yield	1.06%	1.29%
Weighted-average fair value of grants	$11.42	$9.23

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

Expense Recognition: We use the straight-line attribution method to recognize share-based compensation expense for option awards with graded vesting and restricted stock share and restricted stock units with graded and cliff vesting. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Total share-based compensation expense of $2,795 and $1,790 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended March 3, 2012 and February 26, 2011, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended March 3, 2012 and February 26, 2011 there was $881 and $200 of excess tax benefit recognized, respectively.

As of March 3, 2012, there was $9,775 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation costs related to unvested restricted stock shares was $5,904 and unvested restricted stock units was $3,142, which both are expected to be recognized over a weighted-average period of 1.6 years.

Share-based Activity

A summary of option activity as of March 3, 2012 and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2011	2,423,366	$19.29
Granted	506,422	28.40
Exercised	(309,282)	17.23
Forfeited or cancelled	(45,720)	16.64

Outstanding at March 3, 2012	2,574,786	$21.38

The total fair values of options granted during the 13 weeks ended March 3, 2012 and February 26, 2011 were $5,781 and $4,174, respectively. Total intrinsic values of options exercised during the 13 weeks ended March 3, 2012 and February 26, 2011 were $3,538 and $2,099, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended March 3, 2012 and February 26, 2011 were $5,225 and $4,803, respectively.

A summary of nonvested restricted stock as of March 3, 2012, and changes during the 13 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0
Granted	85,380	119,239	204,619	28.40	2.9
Vested	(48,728)	(125,768)	(174,496)	24.13	—
Forfeited	(524)	(6,624)	(7,148)	22.19	1.6

Nonvested at March 3, 2012	163,245	258,609	421,854	$25.07	1.6

Total fair values of restricted stock vested during the 13 weeks ended March 3, 2012 and February 26, 2011 were $4,211 and $2,532, respectively. The total fair value of nonvested restricted stock at March 3, 2012 was $10,578.

We repurchased 50,644 and 29,142 restricted stock shares during the 13 weeks ended March 3, 2012 and February 26, 2011, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of March 3, 2012, and changes during the 13 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2011	314,560	77,273	391,833
Participant contributions	4,639	1,142	5,781
Company match contributions	504	137	641
Payouts	(4,823)	(5,512)	(10,335)

Units outstanding March 3, 2012	314,880	73,040	387,920

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
(Shares in thousands)	March 3, 2012	February 26, 2011
Weighted-average common shares—basic	49,365	49,006
Equivalent shares from share-based compensations plans	888	871

Weighted-average common and common equivalent shares—diluted	50,253	49,877

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

Our March 3, 2012 stock price was higher than any of our stock option grant prices, therefore no option shares were excluded from the diluted earnings per share calculations for the first quarter of 2012. Options to purchase 966,011 shares of common stock at the weighted-average exercise price of $24.66 for the 13 week period ended February 26, 2011 were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	March 3, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$55,659	$55,633	$26
Interest rate swap, net of taxes of $64	(166)	(166)	—
Defined benefit pension plans adjustment, net of taxes of $76,991	(141,438)	(141,438)	—

Total accumulated other comprehensive income (loss)	$(85,945)	$(85,971)	$26

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment, net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

Note 6: Special Charges, net

In the first quarter of 2012, we incurred special charges, net of $6,482 for costs related to the acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project as follows:

13 Weeks Ended March 3, 2012
Acquisition and transformation related costs:
Professional services	$8,427
Financing availability costs	4,300
Foreign currency option contract	841
Gain on foreign currency forward contracts	(11,625)
Other related costs	241
Restructuring costs:
Workforce reduction costs	3,955
Facility exit costs	343

Special charges, net	$6,482

Acquisition and transformation related costs include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to integrate the acquired Forbo Group business into our existing operating segments. We also incurred other costs related to the acquisition of the global industrial adhesives business of Forbo Group including an expense of $4,300 to make a bridge loan available if needed, an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price and a gain of $11,625 on the purchase of forward currency contracts to hedge the purchase price of the Forbo Group acquisition after the purchase agreement was signed.

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced EIMEA operating segment transformation project, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expect to incur total restructuring costs of approximately $22,400 related to these actions. The total restructuring costs are estimated to include expenditures of approximately $16,900 primarily for severance and other related charges and non-cash charges of approximately $5,500, primarily related to accelerated depreciation of long-lived assets.

During the first quarter of 2012, we incurred workforce reduction costs of $3,955 and facility exit costs of $343 related to accelerated depreciation. The remaining exit costs will be incurred over several quarters as the measures are implemented, and are estimated to total approximately $13,102 in the remainder of fiscal year 2012 and approximately $5,000 in fiscal year 2013.

For the three months ended March 3, 2012, the activity in accrued compensation associated with the restructuring plan, is as follows:

Workforce Reduction Costs
Balance at December 3, 2011	$—
Restructuring charges	3,955
Cash payments	(35)

Balance at March 3, 2012	$3,920

The $3,920 in accrued restructuring costs at March 3, 2012 was included in accrued compensation on our Condensed Consolidated Balance Sheets. The accrued restructuring charges were based primarily on the minimum amounts required to be paid based on government social plans in Europe. Final severance amounts will be determined upon completion of negotiations with the various works councils in the European countries. At the communication date to employees, final termination benefits will be accrued. The restructuring costs are not allocated to our operating segments. See Note 11 to Condensed Consolidated Financial Statements.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended March 3, 2012 and February 26, 2011
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2012	2011	2012	2011	2012	2011
Service cost	$22	$1,371	$260	$267	$135	$129
Interest cost	4,024	4,281	1,729	1,753	617	669
Expected return on assets	(5,938)	(6,372)	(1,800)	(1,903)	(816)	(772)
Amortization:
Prior service cost	12	17	(1)	(1)	(1,173)	(1,173)
Actuarial (gain)/ loss	964	1,501	629	655	1,295	1,483

Net periodic cost (benefit)	$(916)	$798	$817	$771	$58	$336

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

Note 8: Inventories

The composition of inventories follows:

	March 3, 2012	December 3, 2011
Raw materials	$88,856	$72,317
Finished goods	98,053	86,558
LIFO reserve	(23,443)	(22,882)

Total inventories	$163,466	$135,993

Note 9: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colones, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

Foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 14 to Condensed Consolidated Financial Statements for fair value amounts of these derivative instruments.

As of March 3, 2012, we had forward foreign currency contracts maturing between March 20, 2012 and November 1, 2012. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $813 at March 3, 2012. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

As of March 3, 2012, we had forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the purchase agreement was signed. See Note 18 to Condensed Consolidated Financial Statements. The currency contracts were not designated as hedges for accounting purposes. The mark-to-market adjustments as of March 3, 2012 were a gain of $11,625 which was recognized as a special charge, net in the Condensed Consolidated Statements of Income, see Note 6 to Condensed Consolidated Financial Statements and the fair value of these derivative assets as of March 3, 2012 is included in Note 14 to Condensed Consolidated Financial Statements.

As of December 3, 2011, we had a $100,000 notional amount foreign currency option to exchange U.S. Dollars for Swiss francs. Our objective was to mitigate the exposure on exchange rates on a portion of the proposed purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group. See Note 18 to Condensed Consolidated Financial Statements. The fair value of this derivative was $841 and the related expense was recognized as a special charge, net in the Condensed Consolidated Statements of Income. See Note 6 to Condensed Consolidated Financial Statements. The currency option was not designated as a hedge for accounting purposes and expired on January 10, 2012.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $7,956 at March 3, 2012 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $8,372 at March 3, 2012 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of March 3, 2012 resulted in additional pretax gain of $167 for the quarter as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 3, 2012, there were no significant concentrations of credit risk.

Note 10: Commitments and Contingencies

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of March 3, 2012, $1,123 was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for projected costs to remediate the Sorocaba site is $1,257.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of March 3, 2012, we had reserved $2,105, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to environmental matters. The high end of our range for projected costs to remediate all known environmental matters is $2,700. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2,224 with insurers paying $1,243 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $250 with insurers expected to pay $159. There were no contributions or insurance payments during the first three months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended	13 Weeks Ended
($ in thousands)	March 3, 2012	February 26, 2011
Lawsuits and claims settled	2	2
Settlement amounts	$89	$180
Insurance payments received or expected to be received	$40	$137

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of March 3, 2012, our probable liabilities and insurance recoveries related to asbestos claims were $746 and $586, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we do not believe that asbestos-related litigation, individually or in aggregate, will have a material adverse effect on our long-term financial condition.

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our six operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Segment operating income excludes special charges, net and asset impairment charges. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Corporate expenses are fully allocated to each operating segment.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior periods have been restated to reflect our segment presentation:

	13 Weeks Ended
	March 3, 2012			February 26, 2011
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$118,045	$13,772	$18,100	$108,028	$12,599	$15,237
Construction Products	32,471	105	609	26,898	93	(356)
EIMEA	110,683	2,048	7,014	100,806	2,954	1,946
Latin America Adhesives	35,064	387	2,374	31,103	283	976
Latin America Paints	30,381	532	1,731	28,793	650	2,382
Asia Pacific	48,618	3,454	947	43,920	2,814	1,066

Total	$375,262		$30,775	$339,548		$21,251

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended
	March 3,	February 26,
	2012	2011
Segment operating income	$30,775	$21,251
Special charges, net	(6,482)	—
Asset impairment charges	—	(332)
Other income (expense), net	143	294
Interest expense	(2,618)	(2,581)

Income before income taxes and income from equity method investments	$21,818	$18,632

Note 12: Income Taxes

As of March 3, 2012, we had a $5,899 liability recorded under FASB ASC 740 “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of March 3, 2012, we had accrued $1,125 of gross interest relating to unrecognized tax benefits. During the first quarter of 2012 our recorded liability for gross unrecognized tax benefits decreased by $299.

Note 13: Goodwill

A summary of goodwill activity for the first three months of 2012 is presented below:

Balance at December 3, 2011	$114,895
Currency impact	(76)

Balance at March 3, 2012	114,819

Note 14: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 3, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
	March 3,
Description	2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$65,374	$65,374	$—	$—
Derivative assets	12,089	—	12,089	—
Interest rate swaps	8,372	—	8,372	—

Liabilities:
Derivative liabilities	$1,277	$—	$1,277	$—
Contingent consideration liability	1,893	—	—	1,893

We measure certain assets at fair value on a nonrecurring basis. These assets include assets acquired and liabilities assumed in an acquisition and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 3, 2012, we did not have any assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. During the three months ended February 26, 2011, we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 related to the impairment of non-amortizable trademarks and trade names used in the abandoned resin products.

Note 15: Share Repurchase Program

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

There were no shares repurchased under this program during the first quarter of 2012. During the first three months of 2011 we repurchased shares under this program with an aggregate value of $2,497. Of this amount $110 reduced common stock and $2,387 reduced additional paid-in capital.

Note 16: Impairment of Long-lived Asset

In 2011 we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 related to the impairment of non-amortizable trademarks and trade names used in the abandoned resin products.

Note 17: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya San. Tic A.S. (HBF Turkey) as a redeemable non-controlling interest because both the minority shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the minority shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the minority ownership shares of HBF Turkey outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Condensed Consolidated Balance Sheets. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Turkey’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Turkey’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of March 3, 2012 the redeemable non-controlling interest was:

Balance at December 3, 2011	$3,887
Net income (loss) attributed to redeemable non-controlling interest	28
Accretion adjustment to redemption value	1
Foreign currency translation adjustment	(55)

Balance at March 3, 2012	$3,861

Note 18: Subsequent Events

On March 5, 2012 we completed the purchase of the global industrial adhesives business of Forbo Group. The Company paid 370,000 Swiss Francs or approximately $393,106 in cash to purchase the Forbo Group subsidiaries that operate the industrial adhesives business and directly purchased certain assets used in the industrial adhesives business that were not owned by the former Forbo Group subsidiaries on a cash-free and debt-free basis. We will apply acquisition method accounting to this business combination at the transaction date, which requires acquired assets and assumed liabilities to be recorded at their respective fair values. Prospectively, the acquired assets and liabilities will be recorded in our Condensed Consolidated Balance Sheets at fair value as of the closing date, the results of operations of the acquired business will be included in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows beginning in the second quarter of 2012 and all other disclosures pursuant to the guidance for business combinations will be provided in our Form 10-Q for the quarter ended June 2, 2012. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time.

On March 5, 2012 we entered into a note purchase agreement under which we agreed to issue $250,000 in 4.12% Senior Notes, Series E, due March 5, 2022 in the U.S. private placement market. The notes were issued at a price equal to the face value. The proceeds from the notes were used to fund a portion of the purchase price for the Company’s acquisition of the global industrial adhesives business of Forbo Group.

On March 5, 2012 we entered into a credit agreement with a consortium of financial institutions which established a $200,000 multi-currency revolving credit facility and a $150,000 term loan that we can use to repay existing indebtedness, finance working capital needs, and for general corporate purposes, including the acquisition of the global industrial adhesives business of Forbo Group. On March 5, 2012, the full $150,000 of the term loan was drawn down by us in connection with the closing of our acquisition of the global industrial adhesives business of Forbo Group. The initial interest rate on the term loan was 1.75 percent, which represented the prevailing LIBOR rate plus a spread of 150 basis points. The credit agreement replaces our existing revolving credit facilities and expires on March 5, 2017, at which time the revolving credit loans mature.

On March 19, 2012 negotiations were completed with the works council representing two of the EIMEA shared services functions that will be transferred to Mindelo, Portugal. The settlement amounts were communicated to the impacted employees on March 20, 2012. The settlement resulted in additional termination benefits of $1,395, which will be recorded in the second quarter of 2012 as workforce reduction costs in special charges, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2011 for important background information related to our business.

Net revenue in the first quarter of 2012 increased 10.5 percent over the first quarter of 2011. Organic sales growth, which we define as revenue growth due to changes in sales volume and selling prices, was a positive 11.0 percent as compared to the first quarter of 2011. The organic sales growth was broad-based across market segments and geography. Specifically, our Construction Products, Latin America Adhesives and EIMEA operating segments all had double digit organic sales growth for the quarter. The weakening of the Euro offset by the strengthening of the Australian dollar and Chinese renminbi for the first quarter of 2012 compared to the first quarter of 2011 were the main drivers of the negative 0.5 percent currency effect compared to the U.S. dollar. The sales price increases implemented in 2011 to offset rising raw material costs contributed to a significant increase in gross profit margin to 30.4 percent in the first quarter of 2012 from 28.5 percent in the first quarter of 2011. Our SG&A expenses increased by 10.1 percent in the first quarter of 2012 compared to the same period last year, however decreased slightly as a percent of net revenue. We incurred special charges, net in 2012 of $6.5 million for costs related to the acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project.

Net income attributable to H.B. Fuller in the first quarter of 2012 was $15.3 million as compared to $14.4 million in the first quarter of 2011, a 6.6 percent increase. On a diluted earnings per share basis, the first quarter of 2012 was $0.30 per share as compared to $0.29 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$375.3	$339.5	10.5%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the first quarter compared to the same period in 2011:

13 Weeks Ended
March 3, 2012
Product pricing	8.7%
Sales volume	2.3%
Currency	(0.5%)

10.5%

Organic sales growth was a positive 11.0 percent (positive 8.7 percent from product pricing and positive 2.3 percent from sales volume) in the first quarter of 2012 as compared to the same period last year. The organic sales growth was driven by double-digit growth in the Construction Products, Latin America Adhesives and EIMEA operating segments and nearly double-digit growth in the North America Adhesives operating segment. The negative currency effects in the quarter were primarily the result of the weakening of the Euro offset by the strengthening of the Australian dollar and the Chinese renminbi as compared to the U.S dollar.

Cost of sales:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Cost of sales	$261.2	$242.6	7.6%
Percent of net revenue	69.6%	71.5%

The 7.6 percent increase in the cost of sales in the first quarter of 2012 as compared to the first quarter of 2011 was driven by increases in raw material costs throughout 2011. Raw material costs continued to increase primarily due to unfavorable changes in supply and demand. Driven by the significant divergence in the price of petroleum versus natural gas, adhesives raw material suppliers have moved almost entirely towards utilizing natural gas rather than petroleum in their manufacturing process. When suppliers switch to natural gas, fewer raw materials utilized by the adhesives industry are being produced. At the same time, demand for these raw materials continues to increase, both from within the adhesives industry and from other competing markets that utilize the same raw materials. Combined, these conditions continue to result in ongoing raw material cost inflation resulting in higher raw material costs in the first quarter of 2012 compared to the first quarter of 2011.

Gross profit:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Gross profit	$114.1	$96.9	17.8%
Percent of net revenue	30.4%	28.5%

The higher gross profit margin for the first quarter of 2012 compared to the first quarter of last year was primarily the result of our price increases implemented in 2011, which helped offset the rising cost of raw materials. We continued to implement selling price increases and worked to reformulate away from high cost raw materials to improve our gross profit margin. The increase in sales volume also contributed to the 190 basis point increase in gross profit margin.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
SG&A	$83.3	$75.7	10.1%
Percent of net revenue	22.2%	22.3%

SG&A expenses increased $7.6 million or 10.1 percent from the first quarter of 2011. The increases were largely due to higher costs associated with adding resources to our sales and technical organizations. We continue to invest for growth.

Special charges, net:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Special charges, net	$6.5	$—	NMP

NMP = Non-meaningful percentage

During the first quarter of 2012, we incurred special charges, net of $6.5 million for costs related to the acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project. See Note 6 to Condensed Consolidated Financial Statements.

Asset impairment charges:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Asset impairment charges	$—	$0.3	NMP

NMP = Non-meaningful percentage

During the first quarter of 2011, we discontinued production of the polymer used in certain resin products and recognized asset impairment charges of $0.3 million related to the impairment of trademarks and trade names used in the abandoned resin products.

Other income (expense), net:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Other income (expense), net	$0.1	$0.3	(51.4%)

Other income (expense), net in the first quarter of 2012 included $0.5 million of interest income and $0.4 million of currency translation and re-measurement losses. In the first quarter of 2011 other income (expense), net included $0.5 million of interest income and $0.3 million of currency translation and re-measurement losses.

Interest expense:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Interest expense	$2.6	$2.6	1.4%

Interest expense in the first quarter of 2012 as compared to the first quarter 2011 was slightly higher due to higher subsidiary debt balances, partially offset by lower corporate debt balances. For 2012 and 2011, subsidiary debt carried higher interest rates than corporate debt.

Income taxes:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Income taxes	$8.7	$6.3	38.2%
Effective tax rate	39.8%	33.7%

Income tax expense of $8.7 million in the first quarter of 2012 includes $0.3 million of discrete tax benefits and $0.4 million tax expense relating to the special charges, net for costs related to the acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project. Excluding these items, the overall effective tax rate was 30.4 percent. Without discrete tax expense of $.6 million in the first quarter of 2011, the overall effective tax rate was 30.5 percent.

Income from equity method investments:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Income from equity method investments	$2.2	$1.9	18.0%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The first quarter results reflect the higher net income recorded by the joint venture in 2012 compared to the same periods of 2011 due mainly to an increase in net revenue driven by better volume and modest price improvements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net (income) loss attributable to non-controlling interests	$(0.03)	$0.14	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to our 10 percent redeemable non-controlling interest in HBF Turkey in 2012 and our 20 percent holding that Sekisui Chemical had in our China entities in 2011.

On December 3, 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net income attributable to H.B. Fuller	$15.3	$14.4	6.6%
Percent of net revenue	4.1%	4.2%

The net income attributable to H.B. Fuller for the first quarter of 2012 was $15.3 million compared to $14.4 million for the first quarter of 2011. The diluted earnings per share for the first quarter of 2012 was $0.30 per share as compared to $0.29 per share for the first quarter of 2011. Net income as a percent of net revenue was 4.1 percent in the first quarter of 2012 compared to 4.2 percent in the first quarter of 2011. The first quarter of 2012 included $6.5 million ($6.9 million after tax) of special charges, net for costs related to the acquisition of the global industrial adhesives business of Forbo Group and the EIMEA operating segment transformation project.

Operating Segment Results

Our operations are managed through six reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives, Latin America Paints and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Corporate expenses are fully allocated to each operating segment.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments and prior periods have been restated to reflect our segment presentation. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net and asset impairment charges.

Net Revenue by Segment:

	13 Weeks Ended
	March 3, 2012		February 26, 2011
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
North America Adhesives	$118.0	31%	$108.0	32%
Construction Products	32.5	9%	26.9	8%
EIMEA	110.7	30%	100.8	30%
Latin America Adhesives	35.1	9%	31.1	9%
Latin America Paints	30.4	8%	28.8	8%
Asia Pacific	48.6	13%	43.9	13%

Total	$375.3	100%	$339.5	100%

Segment Operating Income:

	13 Weeks Ended
	March 3, 2012		February 26, 2011
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$18.1	59%	$15.2	71%
Construction Products	0.6	2%	(0.3)	(1%)
EIMEA	7.0	23%	1.9	9%
Latin America Adhesives	2.4	8%	1.0	5%
Latin America Paints	1.7	5%	2.4	11%
Asia Pacific	1.0	3%	1.1	5%

Total	$30.8	100%	$21.3	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended
	March 3,	February 26,
($ in millions)	2012	2011
Segment operating income	$30.8	$21.3
Special charges, net	(6.5)	—
Asset impairment charges	—	(0.3)
Other income (expense), net	0.1	0.2
Interest expense	(2.6)	(2.6)

Income before income taxes and income from equity method investments	$21.8	$18.6

North America Adhesives

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$118.0	$108.0	9.3%
Segment operating income	$18.1	$15.2	18.8%
Segment profit margin %	15.3%	14.1%

The following tables provide details of the North America Adhesives net revenue variances:

13 Weeks Ended March 3, 2012 vs February 26, 2011
Organic growth	9.3%
Currency	(0.1%)
Acquisition	0.1%

Total	9.3%

Net revenue increased 9.3 percent in the first quarter of 2012 compared to the first quarter of 2011. The net revenue growth was driven by a 12.6 percent increased average selling prices offset by a 3.3 percent decrease in sales volume compared to last year. The global demand for many of our raw materials has continued to increase, resulting in continued increase of our raw material costs. We continue to implement selling price increases to maintain our gross profit margins. Gross profit margin increased 130 basis points for the first quarter of 2012 compared to the first quarter of 2011. SG&A expenses increased in the first quarter of 2012 compared to the first quarter of 2011, however at a slower pace than the growth in net revenue. Segment operating income increased 18.8 percent in the first quarter of 2012 compared to the first quarter of 2011 as a result of net revenue growth and improved margins.

Construction Products

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$32.5	$26.9	20.7%
Segment operating income	$0.6	$(0.3)	NMP
Segment profit margin %	1.9%	(1.3%)

NMP = Non-meaningful percentage

The following tables provide details of the Construction Products net revenue variances:

13 Weeks Ended March 3, 2012 vs February 26, 2011
Organic growth	20.7%

The net revenue growth of 20.7 percent in the first quarter of 2012 was due to sales increases in both the retail and distribution channels. The organic sales growth was driven by both a 17.7 percent increase in sales volume and a 3.0 percent increase in average selling prices compared to last year. Gross profit margins declined 50 basis points because of higher raw material costs this year compared to the same period of 2011. SG&A expenses increased slightly as we realigned and enhanced our sales, marketing and service teams. The realignment is intended to support marketing initiatives and promote additional growth. The year-over-year improvement in segment operating income for the first quarter of 2012 was driven primarily by the growth in net revenue.

EIMEA

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$110.7	$100.8	9.8%
Segment operating income	$7.0	$1.9	260.4%
Segment profit margin%	6.3%	1.9%

The following table provides details of the EIMEA net revenue variances:

13 Weeks Ended March 3, 2012
vs February 26, 2011
Organic growth	12.8%
Currency	(3.0%)

Total	9.8%

Net revenue increased 9.8 percent in the first quarter of 2012 compared to the first quarter of 2011. Organic growth of 12.8 percent was driven by an 8.0 percent increase in average selling prices, which were implemented in the first half of 2011 and a 4.8 percent increase in sales volume. The weaker Euro compared to the U.S. dollar resulted in a 3.0 percent decrease in net revenue. The gross profit margin improved 400 basis points in the first quarter of 2012 compared to the first quarter of 2011 as a result of the 9.8 percent increase in net revenue and stable raw material costs in this operating segment. Also, the 2011 gross profit margin was negatively impacted by the political unrest in Egypt and the resulting production interruptions as we incurred additional costs to supply our customers. The SG&A expenses increased slightly in the first quarter compared to the first quarter last year due to planned resource investments carried forward from 2011. However, as a percent of net revenue SG&A expenses declined in the first quarter compared to the first quarter of last year. The combination of net revenue growth, improved gross profit margins and cost management has resulted in a 260.4 percent increase in segment operating income for the first quarter of 2012 compared to the same period of 2011.

Latin America Adhesives

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$35.1	$31.1	12.7%
Segment operating income	$2.4	$1.0	143.3%
Segment profit margin %	6.8%	3.1%

The following tables provide details of the Latin America Adhesives net revenue variances:

13 Weeks Ended March 3, 2012 vs February 26, 2011
Organic growth	12.7%

Net revenue increased 12.7 percent in the first quarter of 2012 compared to the first quarter of 2011. The net revenue growth was driven by an 8.8 percent increase in average selling prices from pricing actions taken in 2011 and by a 3.9 percent increase in volume due to better economic conditions in Latin America. The gross profit margin increased 320 basis points in the first quarter of 2012 compared to the same period last year as the increase in net revenue exceeded the increase in raw material costs and in other manufacturing expenses. SG&A expenses increased from last year, however at a slower pace than the growth in net revenue. The increase in net revenue was the key factor in the 143.3 percent increase in segment operating income in the first quarter of 2012 compared to the first quarter of 2011.

Latin America Paints

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$30.4	$28.8	5.5%
Segment operating income	$1.7	$2.4	(27.3%)
Segment profit margin %	5.7%	8.3%

The following tables provide details of the Latin America Paints net revenue variances:

13 Weeks Ended March 3, 2012 vs February 26, 2011
Organic growth	5.5%

Net revenue increased 5.5 percent in the first quarter of 2012 compared to the first quarter of 2011. The net revenue growth was driven by a 10.0 percent increase in average selling prices, initiated in 2011, partially offset by a 4.5 percent decrease in volume. The gross profit margin decreased 140 basis points over last year due to increased raw material costs and sales of lower margin products which both offset our increase in net revenue. SG&A expenses were higher in 2012 than 2011 due to increases in promotional and advertising expense and higher employee related costs. The lower segment operating income in the first quarter of 2012 compared to the same period last year resulted from the decrease in gross profit margin and increased SG&A expenses.

Asia Pacific

	13 Weeks Ended
	March 3,	February 26,	2012 vs
($ in millions)	2012	2011	2011
Net revenue	$48.6	$43.9	10.7%
Segment operating income	$1.0	$1.1	(11.2%)
Segment profit margin %	1.9%	2.4%

The following table provides details of Asia Pacific net revenue variances:

13 Weeks Ended March 3, 2012
vs February 26, 2011
Organic growth	7.7%
Currency	3.0%

Total	10.7%

Net revenue increased 10.7 percent compared to the prior year due to organic growth of 7.7 percent. The organic sales growth was driven by both a 3.9 percent increase in sales volume and a 3.8 percent increase in average selling prices compared to last year. The net revenue growth was the result of the expansion and investments we have been making in this operating segment. Also contributing to the increase in revenue were positive currency effects of 3.0 percent in the first quarter of 2012 which was largely driven by the strengthening of the Australian dollar and the Chinese renminbi as compared to the U.S. dollar. Gross margin increased 90 basis points for the first quarter 2012 compared to the first quarter 2011 driven by both the increases in average selling prices and in volume. SG&A expenses increased in the first quarter of 2012 compared to the first quarter of 2011 as we continued to invest in sales and technical service teams. The increased SG&A expenses offset the net revenue growth and gross profit margin improvement resulting in a small decrease in segment operating income in the first quarter of 2012 as compared to the same period of 2011.

Critical Accounting Estimates

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

In the fourth quarter of 2011, we conducted the required annual test of goodwill for impairment. There were no indications of impairment. Of the goodwill balance of $114.9 million as of December 3, 2011, $47.9 million is allocated to the EIMEA reporting unit and $27.5 million is allocated to the North America Adhesives reporting unit. In both of these reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The Construction Products reporting unit had a goodwill balance of $13.3 million as of December 3, 2011. The calculated fair value of this reporting unit exceeded its carrying value by approximately 27 percent. The goodwill balance in the Latin America Adhesives reporting unit is $5.5 million as of December 3, 2011 and the calculated fair value exceeded its carrying value by approximately 32 percent. The goodwill balance in the Asia Pacific reporting unit is $20.7 million as of December 3, 2011. The calculated fair value exceeded its carrying value by approximately 41 percent. In all three of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin. To validate our conclusions, we performed sensitivity testing on our reporting units by using a discount rate at the high end of our range. The sensitivity testing resulted in the fair value of EIMEA and North America Adhesives continuing to be substantially in excess of the carrying value of net assets, the Construction Products reporting unit exceeding its carrying value by 4 percent and both the Latin America Adhesives and Asia Pacific reporting units exceeding their carrying values by greater than 20 percent.

The Construction Products reporting unit continues to be the reporting unit with the least amount of excess fair value over carrying value. The residential construction market in the U.S. began to stabilize in 2010 and in 2011 our Construction Products reporting unit had net revenue growth of 10.1 percent over 2010, mainly due to increased sales volume. In the first quarter of 2012, Construction Products had net revenue growth of 20.7 percent compared to the first quarter of 2011. Projected cash flows used in the fair value calculation in the fourth quarter of 2011 were based on continued growth in 2012 of 6.2 percent. For years beyond 2012, net revenue projections assume continued growth in the mid-single digits through 2016 with a leveling off in the low-single digits for the remaining years. Operating income for the Construction Products reporting unit is projected to grow primarily due to revenue growing at a higher rate than SG&A expenses thereby providing better leverage in earnings in future years and manufacturing capacity efficiency improvements in 2014 and beyond. Although we believe the assumptions used to estimate the fair value of the Construction Products reporting unit are realistic, another slowdown or decline in the U.S. residential construction industry could have an adverse impact on Construction Products’ future cash flows.

The Latin America Adhesives reporting unit had net revenue growth of 13.5 percent in 2011 compared to 2010. In the first quarter of 2012, Latin America Adhesives had net revenue growth of 12.7 percent compared to the first quarter of 2011. Projected cash flows used in the fair value calculation in the fourth quarter of 2011 were based on growth in the single digits for the remaining years. Operating earnings for the Latin America Adhesives reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

The Asia Pacific reporting unit had net revenue growth of 28.3 percent in 2011 compared to 2010. In the first quarter of 2012, Asia Pacific had net revenue growth of 10.7 percent compared to the first quarter of 2011. Projected cash flows used in the fair value calculation in the fourth quarter of 2011 were based on growth in the mid-single digits for the remaining years. Operating earnings for the Asia Pacific reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 3, 2012 were $149.9 million as compared to $156.1 million as of December 3, 2011 and $121.9 million as of February 26, 2011. Of the $149.9 million in cash and cash equivalents as of March 3, 2012, $145.3 million was held outside the United States. Total long and short-term debt was $227.6 million as of March 3, 2012, $232.3 million as of December 3, 2011 and $239.2 million as of February 26, 2011. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 23.8 percent as of March 3, 2012 as compared to 24.8 percent as of December 3, 2011 and 26.4 percent as of February 26, 2011. The lower ratio as of March 3, 2012 compared to December 3, 2011 and February 26, 2011 was due to higher equity and lower quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient to fund U.S. operations and U.S. capital spending and U.S. pension and other post retirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. On March 5, 2012 we amended the financial covenants of the 2009 note purchase agreement (Senior Notes, Series A through D) and the 2006 term loan agreement to conform to the financial covenants of the note purchase agreement (Senior Notes, Series E) and credit agreement entered into on March 5, 2012. For additional information, See Note 18 to the Condensed Consolidated Financial Statements and our Form 8-K dated March 5, 2012. At March 3, 2012, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of March 3, 2012
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	18.9

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	1.1

•	TTM = Trailing 12 months

•

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of the Company’s Europe, India, Middle East and Africa operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. Additional detail is provided in the 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2012. Included in these obligations are the following scheduled debt payments:

•	$7.5 million payment on term loans, due March 31, 2012, is expected to be paid using existing cash.

•	$7.5 million payment on term loans, due June 30, 2012, is expected to be paid using existing cash.

•	$9.4 million payment on term loans, due September 30, 2012, is expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	March 3,	February 26,
	2012	2011
Net working capital as a percentage of annualized net revenue[1]	18.1%	18.2%
Accounts receivable DSO[2]	55 Days	57 Days
Inventory days on hand[3]	55 Days	52 Days
Free cash flow[4]	($5.5) million	($7.9) million
Total debt to total capital ratio[5]	23.8%	26.4%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.

[5]	Total debt divided by (total debt plus total stockholders’ equity).

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

ROIC was introduced because we believe it provides a true measure of return on capital invested, it is a better way to internally measure performance and it is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of March 3, 2012	as of February 26, 2011
Gross profit	$464.3	$396.4
Selling, general and administrative expenses	(325.7)	(297.0)
Income taxes at effective rate	(40.7)	(32.1)
Income from equity method investments	9.3	8.1

Total return	$107.2	$75.4

Total invested capital	959.4	906.4
Return on invested capital	11.2%	8.3%

Summary of Cash Flows

Cash Flows from Operating Activities:

	13 Weeks Ended
	March 3,	February 26,
($ in millions)	2012	2011
Net cash provided by operating activities	$3.0	$1.5

Net income attributable to H.B. Fullor plus depreciation and amortization expense totaled $25.5 million in the first quarter of 2012 as compared to $24.3 million in the first quarter of 2011. Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $7.4 million compared to a use of cash of $3.3 million last year. Accrued compensation was a use of cash of $9.7 million in 2012 compared to a use of cash of $12.7 million in 2011.

The table below shows the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
	March 3,	February 26,
($ in millions)	2012	2011
Trade receivables, net	$0.1	$(2.5)
Inventory	(27.1)	(20.1)
Trade payables	19.6	19.3

Total cash flow impact	$(7.4)	$(3.3)

•

Trade Receivables, net – The $35.7 million higher sales activity and a lower DSO in the first three months of 2012 was the primary reason for the source of cash of $0.1 million compared to a use of cash of $2.5 million in same period of 2011. The DSO was 55 days at March 3, 2012 and 57 days at February 26, 2011. The two day decrease in DSO was driven by decreases in EIMEA, North America Adhesives and Latin America Adhesives and Latin America Paints operating segments.

•

Inventory – The use of cash in 2012 was directly related to the higher raw material costs and the purchases of inventory based on availability instead of forecasted usage. Certain raw materials have been in short supply. This resulted in some balances being higher than normal as of March 3, 2012. The downward management of our inventory in the fourth quarter of 2011 and 2010 also impacted our use of cash in the first quarter of 2012 and 2011. Inventory days on hand were 55 days as of March 3, 2012 as compared to 52 days as of February 26, 2011.

•	Trade Payables – The large source of cash in the first three months of 2012 and 2011 was primarily due to the increase in inventory.

Cash Flows from Investing Activities:

	13 Weeks Ended
	March 3,	February 26,
($ in millions)	2012	2011
Net cash used in investing activities	$(4.6)	$(6.0)

Purchases of property, plant and equipment were $4.7 million in the first three months of 2012 as compared to $6.1 million for the same period of 2011. We do not anticipate significant capacity additions or manufacturing upgrades on existing property, plant and equipment as we believe we have the production capacity in place for current and ongoing operations.

Cash Flows from Financing Activities:

	13 Weeks Ended
	March 3,	February 26,
($ in millions)	2012	2011
Net cash used in financing activities	$(4.5)	$(10.9)

We did not have any proceeds from long-term debt in the first three months of 2012. In the first three months of 2011 we had proceeds from long-term debt of $33.0 million. Repayments of long-term debt were $5.6 million in the first three months of 2012 compared to $38.6 million for the same period of 2011. Cash generated from the exercise of stock options was $5.2 million and $4.8 million for the first three months of 2012 and 2011, respectively. The higher 2012 cash generated from the exercise of stock options was mainly due to the higher average stock price. Repurchases of common stock were $1.2 million in the first three months of 2012 compared to $3.1 million in the same period of 2011. The higher 2011 repurchases of common stock were primarily due to $2.5 million from our 2010 share repurchase program. We did not have any share repurchases under this plan for 2012.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 3, 2011, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 3, 2012 would be approximately $1.5 million or $0.02 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 61 percent of net revenue was generated outside of the United States for the first three months of 2012. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on the financial results of the first three months of 2012, and foreign currency balance sheet positions as of March 3, 2012, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.0 million or $0.02 per diluted share.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid single source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, unplanned supplier production outages may lead to strained supply-demand situations for several key raw materials such as tackifyers and base polymers. There is also tightness in feedstreem chemicals such as ethylene and propylene.

For the three months ended March 3, 2012, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of March 3, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of March 3, 2012, $1.1 million was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for projected costs to remediate the Sorocaba site is $1.3 million.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of March 3, 2012, we had reserved $2.1 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to environmental matters. The high end of our range for projected costs to remediate all known environmental matters is $2.7 million. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2.2 million with insurers paying $1.2 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $0.3 million with insurers expected to pay $0.2 million. There were no contributions or insurance payments during the first three months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	13 Weeks Ended March 3, 2012	13 Weeks Ended February 26, 2011
Lawsuits and claims settled	2	2
Settlements reached	$0.1	$0.2
Insurance payments received or expected to be received	$—	$0.1

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of March 3, 2012, our probable liabilities and insurance recoveries related to asbestos claims were $0.7 million and $0.6 million, respectively. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 3, 2011. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 3, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
December 4, 2011—January 7, 2012	32,978	$21.37	—	$92,509
January 8, 2012—February 4, 2012	17,666	$26.22	—	$92,509
February 5, 2012—March 3, 2012	—	$—	—	$92,509

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares repurchased under the September 30, 2010 repurchase program in the first quarter of 2012.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 3, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 30, 2012	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 3, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.