Form 10-Q
period 2012-06-02
FULLER H B CO
filed 2012-07-06
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,918,550 as of June 29, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Net revenue	$526,995	$368,360	$872,449	$679,469
Cost of sales	(390,444)	(265,396)	(633,211)	(490,910)

Gross profit	136,551	102,964	239,238	188,559
Selling, general and administrative expenses	(92,956)	(70,136)	(167,986)	(138,139)
Special charges, net	(32,127)	—	(38,609)	—
Asset impairment charges	(671)	—	(671)	(332)
Other income (expense), net	231	(4)	648	216
Interest expense	(5,749)	(2,572)	(8,367)	(5,153)

Income from continuing operations before income taxes and income from equity method investments	5,279	30,252	24,253	45,151
Income taxes	(2,367)	(8,500)	(9,930)	(13,627)
Income from equity method investments	2,148	2,476	4,344	4,336

Income from continuing operations	5,060	24,228	18,667	35,860
Income (loss) from discontinued operations, net of tax	(3,053)	624	(1,330)	3,200

Net income including non-controlling interests	2,007	24,852	17,337	39,060
Net (income) loss attributable to non-controlling interests	(71)	273	(96)	417

Net income attributable to H.B. Fuller	$1,936	$25,125	$17,241	$39,477

Earnings per share attributable to H.B. Fuller common stockholders:

Basic
Income from continuing operations	0.10	0.50	0.38	0.74
Income (loss) from discontinued operations	(0.06)	0.01	(0.03)	0.07

Basic earnings per share	$0.04	$0.51	$0.35	$0.81

Diluted
Income from continuing operations	0.10	0.49	0.37	0.73
Income (loss) from discontinued operations	(0.06)	0.01	(0.03)	0.06

Diluted earnings per share	$0.04	$0.50	$0.34	$0.79

Weighted-average common shares outstanding:
Basic	49,652	49,021	49,509	49,013
Diluted	50,722	49,850	50,488	49,863

Dividends declared per common share	$0.085	$0.075	$0.160	$0.145

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 2, 2012	December 3, 2011
Assets
Current assets:
Cash and cash equivalents	$154,299	$154,649
Trade receivables (net of allowances - $5,505 and $4,273, for June 2, 2012 and December 3, 2011, respectively)	315,475	217,424
Inventories	212,364	116,443
Other current assets	59,434	55,590
Current assets of discontinued operations	44,649	52,484

Total current assets	786,221	596,590

Property, plant and equipment	874,406	792,544
Accumulated depreciation	(551,785)	(549,957)

Property, plant and equipment, net	322,621	242,587

Goodwill	228,894	114,895
Other intangibles, net	234,194	126,710
Other assets	146,729	130,068
Long-term assets of discontinued operations	16,744	16,859

Total assets	$1,735,403	$1,227,709

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$24,508	$28,310
Current maturities of long-term debt	110,000	24,375
Trade payables	173,471	104,418
Accrued compensation	56,193	43,077
Income taxes payable	8,495	7,240
Other accrued expenses	35,185	24,965
Current liabilities of discontinued operations	18,860	22,600

Total current liabilities	426,712	254,985

Long-term debt, excluding current maturities	482,293	179,611
Accrued pension liabilities	51,394	39,877
Other liabilities	66,125	41,028
Long-term liabilities of discontinued operations	3,678	2,744

Total liabilities	1,030,202	518,245

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,702	3,887

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,918,537 and 49,449,579, for June 2, 2012 and December 3, 2011, respectively	49,919	49,450
Additional paid-in capital	34,367	23,770
Retained earnings	730,204	720,989
Accumulated other comprehensive income (loss)	(113,363)	(89,005)

Total H.B. Fuller stockholders’ equity	701,127	705,204

Non-controlling interests	372	373

Total equity	701,499	705,577

Total liabilities, redeemable non-controlling interest and total equity	$1,735,403	$1,227,709

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 27, 2010	$49,194	$22,701	$646,596	$(86,557)	$2,456	$634,390
Net income including non-controlling interests			89,105		(58)	89,047
Foreign currency translation				3,382	7	3,389
Defined benefit pension plans adjustment, net of tax of $3,603				(5,872)		(5,872)
Interest rate swap, net of tax				42		42

Comprehensive income						86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Tax benefit on share-based compensation plans		1,140				1,140
Repurchases of common stock	(394)	(8,116)				(8,510)
Repurchase of non-controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	49,450	23,770	720,989	(89,005)	373	705,577
Net income including non-controlling interests			17,241		96	17,337
Foreign currency translation				(25,699)		(25,699)
Defined benefit pension plans adjustment, net of tax of $1,185				2,176		2,176
Interest rate swaps, net of tax				20		20
Cash-flow hedges				(855)		(855)

Comprehensive income						(7,021)
Dividends			(8,026)			(8,026)
Stock option exercises	349	5,682				6,031
Share-based compensation plans other, net	173	5,118				5,291
Tax benefit on share-based compensation plans		1,039				1,039
Repurchases of common stock	(53)	(1,242)				(1,295)
Redeemable non-controlling interest					(97)	(97)

Balance at June 2, 2012	$49,919	$34,367	$730,204	$(113,363)	$372	$701,499

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 2, 2012	May 28, 2011
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$17,337	$39,060
Loss (income) from discontinued operations, net of tax	1,330	(3,200)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	18,030	13,854
Amortization	7,969	5,009
Deferred income taxes	1,393	414
Income from equity method investments	(4,344)	(4,336)
Share-based compensation	5,012	3,371
Excess tax benefit from share-based compensation	(1,039)	(133)
Non cash charge for the sale of inventories revalued at the date of acquisition	3,314	—
Asset impairment charges	671	332
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	(19,725)	(19,184)
Inventories	(26,764)	(24,029)
Other assets	15,944	6,022
Trade payables	11,780	26,733
Accrued compensation	7,467	(9,934)
Other accrued expenses	(721)	(3,433)
Income taxes payable	362	(559)
Accrued / prepaid pensions	(4,188)	(4,262)
Other liabilities	4,180	(823)
Other	(3,198)	(2,902)

Net cash provided by operating activities from continuing operations	34,810	22,000

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(12,504)	(13,386)
Purchased businesses	(404,725)	(6,000)
Proceeds from sale of property, plant and equipment	352	8

Net cash used in investing activities from continuing operations	(416,877)	(19,378)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	490,000	99,000
Repayment of long-term debt	(103,125)	(110,250)
Net proceeds from notes payable	(3,774)	21
Dividends paid	(7,968)	(7,150)
Proceeds from stock options exercised	6,031	5,243
Excess tax benefit from share-based compensation	1,039	133
Repurchases of common stock	(1,295)	(5,678)

Net cash provided by (used in) financing activities from continuing operations	380,908	(18,681)

Effect of exchange rate changes	(6,030)	9,109

Net change in cash and cash equivalents from continuing operations	(7,189)	(6,950)
Cash provided by operating activities of discontinued operations	6,047	11,940
Cash provided by (used in) investing activities of discontinued operations	792	(658)

Net change in cash and cash equivalents	(350)	4,332
Cash and cash equivalents at beginning of period	154,649	133,277

Cash and cash equivalents at end of period	$154,299	$137,609

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$58	$75
Cash paid for interest	$7,351	$6,604
Cash paid for income taxes	$2,953	$5,017

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Note 2: Acquisitions

Forbo Industrial Adhesives. On March 5, 2012 we completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG. We acquired the Forbo Group subsidiaries that operate the industrial adhesives business and directly purchased certain assets used in the industrial adhesives business that were not owned by the former Forbo Group subsidiaries on a cash-free and debt-free basis. The purchase price was 370,000 Swiss francs or $404,725 at the rate of 1.09385 USD/CHF when the acquisition closed. We financed the acquisition with the proceeds from our March 5, 2012 note purchase agreement under which we agreed to issue $250,000 in 4.12 percent Senior Notes and a $150,000 term loan at an initial interest rate of 1.75 percent.

The Forbo industrial adhesives business acquired is known for the breadth of its product line in all of our core markets, particularly packaging and durable assembly. The acquisition gives us added product technology, people and skills that will make our business even more competitive. The global industrial adhesives business acquired operated 17 manufacturing facilities in 10 countries and employed more than 1,100 people globally. The acquired business will be integrated into our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. The integration will involve a significant amount of restructuring and capital investment to optimize the new combined operating segments. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”.

The acquisition fair value measurement was preliminary as of June 2, 2012, subject to the completion of the valuation of the industrial adhesives business acquired and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the third quarter of 2012.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$195,058
Property, plant and equipment	95,580
Goodwill	124,540
Other intangibles, net	120,687
Other assets	168
Current liabilities	(97,508)
Other liabilities	(33,800)

Total purchase price	$404,725

Based on the results of an independent valuation, we allocated $120,687 of the purchase price to acquired intangible assets as follows: $42,190 was assigned to developed technology with expected lives between 7 or 12 years, $56,140 was assigned to customer relationships with an expected life of 12 years, $21,880 was assigned to trademarks/trade names with an expected life of 8 years and $477 was assigned to other intangibles with an expected life of 3 years.

Based on our preliminary fair value measurement of assets acquired and liabilities assumed, we allocated $124,540 to goodwill for the expected synergies from combing the acquired business with our existing business. Upon completion of the fair value measurement, the goodwill will be assigned to our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

The estimated amount of goodwill deductible for tax purposes over a five year period is $3,060 and over a fifteen year period is $25,112. The estimated goodwill non-deductible for tax purposes is $96,368.

Our condensed consolidated statements of income for the 13 weeks ended June 2, 2012 included $144,435 of net revenue and $1,391 of segment operating income from the acquisition. Segment operating income is defined as gross profit less selling, general and administrative (SG&A) expenses and excludes special charges, net and asset impairment charges.

The following unaudited pro forma information gives effect to the acquisition of the Forbo industrial business acquired as if the acquisition occurred on November 28, 2010. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. The unaudited pro forma information for the 13 weeks and 26 weeks ended June 2, 2012 and May 28, 2011, assuming that the acquisition occurred at the beginning of fiscal 2011 is presented below:

	13 Weeks Ended		26 Weeks Ended
	June 2,	May 28,	June 2,	May 28,
($ in millions except earnings per share)	2012	2011	2012	2011
Net revenue	$526,995	$519,710	$1,005,313	$967,211
Net income from continuing operations	$7,466	$25,743	$22,358	$36,123
Net income attributable to H.B. Fuller	$4,342	$26,640	$20,932	$39,740
Diluted earnings per share from continuing operations	$0.15	$0.52	$0.44	$0.72
Diluted earnings per share	$0.09	$0.53	$0.41	$0.80

The pro forma results above for the 13 weeks and 26 weeks ended May 28, 2011 include nonrecurring expenses related to acquired inventory fair value adjustment of $2,406, net of tax. During the 13 weeks and 26 weeks ended June 2, 2012, we recorded special charges, net of $24,187 and $31,040, respectively, for the after tax nonrecurring costs related to the acquisition and integration of the acquired business.

Liquamelt Corp. On April 15, 2011 we acquired the principal assets and certain liabilities of Liquamelt Corp., a manufacturer and marketer of unique adhesives and dispensing systems. Liquamelt Corp. was based in Lorain, Ohio. This innovative adhesive system delivers room temperature liquid adhesive to the point of application where it is heat activated and dispensed. The acquisition was recorded in our North America Adhesives operating segment.

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

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended June 2, 2012 and May 28, 2011 were calculated using the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	51.29%	51.44%	51.76%	52.23%
Expected volatility	51.29%	51.43% - 51.54%	51.29% - 51.76%	51.43% - 52.30%
Risk-free interest rate	0.84%	1.99%	0.71%	1.94%
Expected dividend yield	1.02%	1.38%	1.06%	1.30%
Weighted-average fair value of grants	$12.97	$8.66	$11.43	$9.18

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

Total share-based compensation expense of $2,217 and $1,581 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended June 2, 2012 and May 28, 2011, respectively. Total share-based compensation expense of $5,012 and $3,371 was included in our Condensed Consolidated Statements of Income for the 26 weeks ended June 2, 2012 and May 28, 2011, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended June 2, 2012 there was $158 of excess tax benefit recognized. For the 13 weeks ended May 28, 2011 there was $67 charged against the APIC Pool for tax deficiencies. For the 26 weeks ended June 2, 2012 and May 28, 2011 there was $1,039 and $133 of excess tax benefit recognized, respectively.

As of June 2, 2012, there was $8,540 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation costs related to unvested restricted stock shares was $5,272 and unvested restricted stock units was $2,799, which both are expected to be recognized over a weighted-average period of 1.3 years.

Share-based Activity

A summary of option activity as of June 2, 2012 and changes during the 26 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 3, 2011	2,423,366	$19.29
Granted	511,074	28.44
Exercised	(352,235)	17.41
Forfeited or cancelled	(62,807)	17.50

Outstanding at June 2, 2012	2,519,398	$21.45

The total fair values of options granted during the 13 weeks ended June 2, 2012 and May 28, 2011 were $61 and $325, respectively. Total intrinsic values of options exercised during the 13 weeks ended June 2, 2012 and May 28, 2011 were $549 and $181, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 26 weeks ended June 2, 2012 and May 28, 2011 were $5,842 and $4,499, respectively. Total intrinsic values of options exercised during the 26 weeks ended June 2, 2012 and May 28, 2011 were $4,087 and $2,280, respectively. Proceeds received from option exercises during the 13 weeks ended June 2, 2012 and May 28, 2011 were $806 and $440, respectively and $6,031 and $5,243 during the 26 weeks ended June 2, 2012 and May 28, 2011, respectively.

A summary of nonvested restricted stock as of June 2, 2012, and changes during the 26 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0
Granted	86,106	120,707	206,813	28.44	2.7
Vested	(48,838)	(132,665)	(181,503)	24.46	—
Forfeited	(2,302)	(8,127)	(10,429)	22.77	1.5

Nonvested at June 2, 2012	162,083	251,677	413,760	$25.18	1.3

Total fair values of restricted stock vested during the 13 weeks ended June 2, 2012 and May 28, 2011 were $228 and $209, respectively and $4,439 and $2,741 for the 26 weeks ended June 2, 2012 and May 28, 2011, respectively. The total fair value of nonvested restricted stock at June 2, 2012 was $10,419.

We repurchased 2,331 and 2,498 restricted stock shares during the 13 weeks ended June 2, 2012 and May 28, 2011, respectively and 52,975 and 31,640 restricted stock shares during the 26 weeks ended June 2, 2012 and May 28, 2011, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of June 2, 2012, and changes during the 26 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2011	314,560	77,273	391,833
Participant contributions	8,356	2,342	10,698
Company match contributions	925	198	1,123
Payouts	(5,855)	(7,042)	(12,897)

Units outstanding June 2, 2012	317,986	72,771	390,757

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	June 2,	May 28,	June 2,	May 28,
(Shares in thousands)	2012	2011	2012	2011
Weighted-average common shares—basic	49,652	49,021	49,509	49,013
Equivalent shares from share-based compensations plans	1,070	829	979	850

Weighted-average common and common equivalent shares—diluted	50,722	49,850	50,488	49,863

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

Options to purchase 4,652 and 820,095 shares of common stock at a weighted-average exercise price of $32.32 and $24.31 for the 13 weeks ended June 2, 2012 and May 28, 2011, respectively and options to purchase 4,652 and 893,053 shares of common stock at the weighted-average exercise price of $32.32 and $24.50 for the 26 weeks ended June 2, 2012 and May 28, 2011, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	June 2, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$28,060	$28,040	$20
Interest rate swap, net of taxes of $60	(156)	(156)	—
Cash-flow hedges	(855)	(855)	—
Defined benefit pension plans adjustment, net of taxes of $76,402	(140,392)	(140,392)	—

Total accumulated other comprehensive income (loss)	$(113,343)	$(113,363)	$20

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment, net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

Note 6: Special Charges, net

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The integration of this business will involve a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended June 2, 2012 and for the 26 weeks ended June 2, 2012, we incurred special charges, net of $32,127 and $38,609 respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended	26 Weeks Ended
($ in millions)	June 2, 2012	June 2, 2012
Acquisition and transformation related costs:
Professional services	$11,087	$19,514
Financing availability costs	—	4,300
Foreign currency option contract	—	841
Loss (gain) on foreign currency forward contracts	4	(11,621)
Other related costs	316	557
Restructuring costs:
Workforce reduction costs	19,567	23,522
Facility exit costs	1,153	1,496

Special charges, net	$32,127	$38,609

Acquisition and transformation related costs of $11,087 for the 13 weeks ended June 2, 2012 and $19,514 for the 26 weeks ended June 2, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the 26 weeks ended June 2, 2012, we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we purchased forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. At the end of the first quarter on March 3, 2012, the mark-to-market adjustments on these forward currency contracts was a gain of $11,625 due to the increase of the blended forward rate to 1.09387 USD/CHF. When the acquisition closed on March 5, 2012, the forward currency contracts were settled at a rate of 1.09385 USD/CHF and resulted in a loss of $4 in our second quarter. For the six months ended June 2, 2012, the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

During the 13 weeks ended June 2, 2012, we incurred workforce reduction costs of $19,567, other related costs of $316 and non-cash facility exit costs of $1,153 related to the Business Integration Project and for the 26 weeks ended June 2, 2012, we incurred workforce reduction costs of $23,522, other related costs of $557 and non-cash facility exit costs of $1,496 related to the Business Integration Project.

For the six months ended June 2, 2012, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at December 3, 2011	$—
Restructuring charges	23,522
Cash payments	(638)

Balance at June 2, 2012	$22,884

Of the $22,884 in accrued restructuring costs at June 2, 2012, $11,662 was included in accrued compensation and $11,222 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion is not expected to be paid within the next year. In Europe the accrued restructuring charges were based primarily on the statutory minimum amounts as required by the various governments. Final severance amounts will be determined upon completion of negotiations with the various works councils in the European countries. At the communication date to employees, final termination benefits will be measured and will be recognized ratably over the service period employees are required to work to be eligible for termination benefits. In North America, the benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments. See Note 11 to Condensed Consolidated Financial Statements.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22,400 related to these actions. In May 2012, we approved an additional plan for the integration of the recently acquired Forbo industrial adhesives business in our EIMEA operating segment, including the closure of three additional production facilities located in Europe. We expect to incur additional exit costs of approximately $51,100 related to these actions. The total exit costs of $73,500 for this portion of the Business Integration Project include expenditures of approximately $49,000 primarily for severance and related employee costs, approximately $19,400 for other costs primarily related to facility shut downs and non-cash charges of approximately $5,100 primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter and is expected to be completed by the end of fiscal year 2014.

In April 2012, we approved a plan for the integration of the recently acquired Forbo industrial adhesives business in our North America Adhesives operating segment, including the closure of six production facilities located in North America. We expect to incur exit costs of approximately $12,700 related to these actions. The cash exit costs for this portion of the Business Integration Project include expenditures of approximately $5,000 for severance and related employee costs and approximately $7,700 for other associated costs, primarily related to facility shutdowns. This portion of the Business Integration Project began in the second quarter and is expected to be completed by the end of fiscal year 2013.

The remaining costs for the management approved workstreams will be incurred over the next several quarters as the measures are implemented. Costs expected to be incurred in the remainder of fiscal 2012 are estimated to total approximately $30,300 cash costs and $1,800 non-cash costs. We expect approximately $12,400 cash costs and $2,900 non-cash costs in fiscal year 2013 and approximately $8,700 cash costs in fiscal year 2014.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended June 2, 2012 and May 28, 2011
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
Net periodic cost (benefit):
Service cost	$22	$909	$329	$283	$135	$128
Interest cost	4,024	4,079	2,165	1,843	617	669
Expected return on assets	(5,938)	(6,125)	(2,136)	(2,000)	(816)	(772)
Amortization:
Prior service cost	12	110	(1)	(1)	(1,173)	(1,174)
Actuarial (gain)/ loss	964	1,148	634	692	1,283	1,483

Net periodic cost (benefit)	$(916)	$121	$991	$817	$46	$334

	26 Weeks Ended June 2, 2012 and May 28, 2011
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
Net periodic cost (benefit):
Service cost	$44	$2,280	$589	$550	$270	$257
Interest cost	8,048	8,360	3,894	3,596	1,234	1,338
Expected return on assets	(11,876)	(12,497)	(3,936)	(3,903)	(1,632)	(1,544)
Amortization:
Prior service cost	24	127	(2)	(2)	(2,346)	(2,347)
Actuarial (gain)/ loss	1,928	2,649	1,263	1,347	2,578	2,966

Net periodic cost (benefit)	$(1,832)	$919	$1,808	$1,588	$104	$670

During the second quarter of 2011, we announced significant changes to our U.S. Pension Plan (the Plan). The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we began making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. These changes to the Plan represented a plan curtailment as there is no longer a service cost component in the net periodic pension cost as all participants are considered inactive in the Plan.

Note 8: Inventories

The composition of inventories follows:

	June 2,	December 3,
	2012	2011
Raw materials	$114,541	$63,895
Finished goods	121,390	75,430
LIFO reserve	(23,567)	(22,882)

Total inventories	$212,364	$116,443

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $ 151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of June 2, 2012, the combined fair value of the swaps were an asset of $ 7,267 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of June 2, 2012 resulted in additional pre-tax loss of $ 476 for the quarter as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $ 855 at June 2, 2012. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income at June 2, 2012 that is expected to be reclassified into earnings within the next twelve months is $474. At June 2, 2012, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of June 2, 2012:

	Fiscal Year of Expiration	Interest Rate		Notional Value	Fair Value
Pay EUR Receive USD	2014	4.15 4.30	% %	$52,860	$2,780

Pay EUR Receive USD	2015	4.30 4.45	% %	$98,738	$4,487

Total				$151,598	$7,267

Except for the two cross currency swap agreements listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 14 to Condensed Consolidated Financial Statements for fair value amounts of these derivative instruments.

As of June 2, 2012, we had forward foreign currency contracts maturing between June 5, 2012 and November 9, 2012. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $1,356 at June 2, 2012. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

As of March 3, 2012, we had forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the purchase agreement was signed. The currency contracts were not designated as hedges for accounting purposes. At maturity the mark-to-market adjustments were a gain of $11,621 which was recognized as a special charge, net in the Condensed Consolidated Statements of Income. See Note 6 to Condensed Consolidated Financial Statements.

As of December 3, 2011, we had a $100,000 notional amount foreign currency option to exchange U.S. Dollars for Swiss francs. Our objective was to mitigate the exposure on exchange rates on a portion of the proposed purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group. The fair value of this derivative was $841. The currency option was not designated as a hedge for accounting purposes and expired on January 10, 2012. The related expense was recognized as a special charge, net in the Condensed Consolidated Statements of Income. See Note 6 to Condensed Consolidated Financial Statements.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $8,543 at June 2, 2012 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $8,930 at June 2, 2012 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of June 2, 2012 resulted in additional pretax gain of $138 year to date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 2, 2012, there were no significant concentrations of credit risk.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of June 2, 2012, $912 was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $1,257, inclusive of the existing accrual of $912.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of June 2, 2012, we had reserved $1,896, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2,500, inclusive of the existing accrual of $1,896. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Other Legal Proceedings. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including the asbestos litigation described in the following paragraphs, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2,224 with insurers paying $1,243 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $250 with insurers expected to pay $159. There were no contributions or insurance payments during the first six months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended	26 Weeks Ended	3 Years Ended
($ in thousands)	June 2, 2012	May 28, 2011	December 3, 2011
Lawsuits and claims settled	8	3	18
Settlement amounts	$490	$265	$1,841
Insurance payments received or expected to be received	$350	$206	$1,378

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of June 2, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $612 and $522, respectively. These amounts relate to four pending cases and six settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our five operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Segment operating income excludes special charges, net and asset impairment charges. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Prior periods have been restated for the removal of the Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments. The net revenue and segment operating income of the industrial adhesives business acquired was recorded in our North America Adhesives, EMIEA, Latin America Adhesives and Asia Pacific operating segments. Upon completion of the fair value measurement, the assets of the industrial adhesives business will also be assigned to our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior periods have been restated to reflect our segment presentation:

	13 Weeks Ended
	June 2, 2012			May 28, 2011
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$193,382	$15,615	$25,115	$121,942	$14,883	$17,326
Construction Products	39,679	105	3,148	38,401	81	2,676
EIMEA	193,943	2,307	9,485	121,702	2,362	7,683
Latin America Adhesives	38,555	289	3,729	36,565	280	2,650
Asia Pacific	61,436	4,596	2,118	49,750	1,531	2,493

Total	$526,995		$43,595	$368,360		$32,828

	26 Weeks Ended
	June 2, 2012			May 28, 2011
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$311,478	$29,386	$42,610	$229,979	$27,482	$32,086
Construction Products	72,173	210	3,620	65,302	174	2,183
EIMEA	304,594	4,356	16,033	222,515	5,316	9,207
Latin America Adhesives	74,152	676	6,116	68,000	564	3,560
Asia Pacific	110,052	8,050	2,873	93,673	4,346	3,384

Total	$872,449		$71,252	$679,469		$50,420

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended		26 Weeks Ended
	June 2,	May 28,	June 02,	May 28,
	2012	2011	2012	2011
Segment operating income	$43,595	$32,828	$71,252	$50,420
Special charges, net	(32,127)	—	(38,609)	—
Asset impairment charges	(671)	—	(671)	(332)
Other income (expense), net	231	(4)	648	216
Interest expense	(5,749)	(2,572)	(8,367)	(5,153)

Income from continuing operations before income taxes and income from equity method investments	$5,279	$30,252	$24,253	$45,151

Note 12: Income Taxes

As of June 2, 2012, we had a $5,342 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of June 2, 2012, we had accrued $824 of gross interest relating to unrecognized tax benefits. During the second quarter of 2012 our recorded liability for gross unrecognized tax benefits decreased by $144 excluding discontinued operations.

During the quarter, the statute of limitations for U.S. federal tax expired for the fiscal year ending December 1, 2007.

Note 13: Goodwill

A summary of goodwill activity for the first six months of 2012 is presented below:

Balance at December 3, 2011	$114,895
Forbo industrial adhesives acquisition	124,540
Currency impact	(10,541)

Balance at June 2, 2012	$228,894

Note 14: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 2, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
	June 2,
Description	2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$68,720	$68,720	$—	$—
Derivative assets	1,118	—	1,118	—
Interest rate swaps	8,930	—	8,930	—
Cash-flow hedges	7,267		7,267
Liabilities:
Derivative liabilities	$2,473	$—	$2,473	$—
Contingent consideration liability	1,876	—	—	1,876

We measure certain assets at fair value on a nonrecurring basis. These assets include assets acquired and liabilities assumed in an acquisition and, tangible and intangible assets and cost basis investments that are written down to fair value when they are determined to be impaired. During the second quarter of 2012, we determined the fair market value of one of our cost basis investments was lower than the investment value on our balance sheet based on investor approval of a buy-out offer from the majority shareholder. As a result, we recorded an impairment charge of $671.

During the six months ended May 28, 2011, we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 related to the impairment of non-amortizable trademarks and trade names used in the abandoned resin products.

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

There were no shares repurchased under this program, during the first six months of 2012. During the second quarter of 2011 we repurchased shares under this program, with an aggregate value of $2,498. Of this amount, $116 reduced common stock and $2,382 reduced additional paid-in capital. During the first six months of 2011 we repurchased shares under this program, with an aggregate value of $4,995. Of this amount, $226 reduced common stock and $4,769 reduced additional paid-in capital.

Note 16: Impairment of Long-lived Asset

During the second quarter of 2012, we determined the fair value of one of our cost basis investments was lower than the investment value on our balance sheet based on investor approval of a buy-out offer from the majority shareholder. As a result, we recorded an impairment charges of $671. In 2011 we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 in 2011 related to the impairment of non-amortizable trademarks and trade names used in connection with the abandoned resin products.

Note 17: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya San. Tic A.S. (HBF Turkey) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the minority shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the minority ownership shares of HBF Turkey outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Condensed Consolidated Balance Sheets. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Turkey’s results of operations are consolidated in our financial statements. Both the minority interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Turkey’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of June 2, 2012 the redeemable non-controlling interest was:

Balance at December 3, 2011	$3,887
Net income (loss) attributed to redeemable non-controlling interest	96
Accretion adjustment to redemption value	1
Foreign currency translation adjustment	(282)

Balance at June 2, 2012	$3,702

Note 18: Discontinued Operations

On May 7, 2012 we reached an agreement to sell our Central America Paints business, a combination of our Latin America Paints operating segment and other company assets and liabilities related to the operating segment, to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The sale is expected to be finalized during our third quarter of 2012.

In accordance with ASC 205-20, we have reclassified the results of this business as discontinued operations by restating previously reported results to reflect the reclassification on a comparable basis. The operational results of this business are presented in the “Income (loss) from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

Revenue and income (loss) from discontinued operations for the periods ended June 2, 2012 and May 28, 2011 were as follows:

	13 Weeks Ended		26 Weeks Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Net revenue	$26,321	$25,361	$56,129	$53,800

Income before income taxes	3,819	2,109	6,662	5,842
Income taxes	(6,872)	(1,485)	(7,992)	(2,642)

Net Income (loss) from discontinued operations	$(3,053)	$624	$(1,330)	$3,200

Income taxes for the 13 weeks and the 26 weeks ended June 2, 2012 include the expected tax expense of $5,766 due to specific changes in our corporate structure as a result of our agreement to sell our Central America Paints business.

The major classes of assets and liabilities of discontinued operations as of June 2, 2012 and December 3, 2011 were as follows:

	June 2, 2012	December 3, 2011
Cash and cash equivalents	$1,500	$1,500
Trade receivables, net	19,299	26,852
Inventories	20,512	19,549
Other current assets	3,338	4,583

Current assets of discontinued operations	44,649	52,484

Property, plant and equipment, net	13,119	13,296
Other assets	3,625	3,563

Long-term assets of discontinued operations	16,744	16,859

Trade payables	7,867	11,936
Income taxes payable	6,086	4,567
Other accrued expenses	4,907	6,097

Current liabilities of discontinued operations	18,860	22,600

Accrued pension liabilities	1,310	1,288
Other liabilities	2,368	1,456

Long-term liabilities of discontinued operations	3,678	2,744

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2011 for important background information related to our business.

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The Forbo industrial adhesives business acquired is referred to as the “acquired business” and the legacy H.B. Fuller business is referred to as the “legacy business” in the MD&A.

Net revenue in the second quarter of 2012 increased 43.1 percent over the second quarter of 2011. Organic sales growth, which we define as revenue growth due to changes in sales volume and selling prices, was a positive 6.1 percent as compared to the second quarter of 2011. The organic sales growth was primarily related to product pricing actions in response to raw material cost inflation. The weakening of the Euro and Australian dollar partially offset by the strengthening of the Chinese renminbi for the second quarter of 2012 compared to the second quarter of 2011 were the main drivers of the negative 2.4 percent currency effect compared to the U.S. dollar. Inclusion of the acquired business increased net revenue by $144.4 million. However, the generally lower margins generated by the acquired business was the primary reason for the 210 basis point decline in gross profit margin. The gross profit margin of the legacy business increased 140 basis points compared to the second quarter of 2011. Our SG&A expenses increased by 32.5 percent in the second quarter of 2012 compared to the same period last year, however, decreased by 140 basis points as a percentage of net revenue. The increase in SG&A expense related to the inclusion of the acquired business and flat year over year SG&A expense in the legacy business. We have combined the acquisition of the acquired business and the EIMEA operating segment transformation into a single project which we refer to as the Business Integration Project. We incurred special charges, net in 2012 of $32.1 million for costs related to the Business Integration Project.

Net income attributable to H.B. Fuller in the second quarter of 2012 was $1.9 million as compared to $25.1 million in the second quarter of 2011. On a diluted earnings per share basis, the second quarter of 2012 was $0.04 per share as compared to $0.50 per share for the same period last year.

For the first six months of 2012 net revenue increased 28.4 percent compared to the first six months of 2011. Organic sales growth was 8.6 percent with product pricing up 8.2 percent and sales volume up 0.4 percent. Year to date organic sales growth was driven by the Construction Products operating segment with double digit growth and the North America Adhesives and EIMEA operating segments nearly achieving double digit growth. The U.S. dollar strengthened against the Euro and Australian dollar and weakened against the Chinese renminbi resulting in a negative 1.6 percent currency effect on year to date net revenue. As discussed in the second quarter analysis above, the inclusion of the acquired business increased net revenue by $144.4 million. However, the lower margins generated by the acquired business was the primary reason for the 40 basis point decline in gross profit margin. The gross profit margin of the legacy business increased 170 basis points compared to the same period last year. Year to date SG&A expenses increased by 21.6 percent compared to the same period last year, however, decreased by 100 basis points as a percentage of net revenue. The increase in SG&A expense related to the inclusion of the acquired business. We incurred special charges, net in 2012 of $38.6 million for costs related to the Business Integration Project.

Year to date net income attributable to H.B. Fuller was $17.2 million as compared to $39.5 million for the same period in 2011. On a diluted earnings per share basis, the first six months of 2012 was $0.34 per share as compared to $0.79 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Net revenue	$527.0	$368.4	43.1%	$872.4	$679.5	28.4%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the second quarter and six months compared to the same period in 2011:

	13 Weeks Ended June 2, 2012	26 Weeks Ended June 2, 2012
Product pricing	6.8%	8.2%
Sales volume	(0.7%)	0.4%
Currency	(2.4%)	(1.6%)
Acquisitions	39.4%	21.4%

	43.1%	28.4%

Organic growth was 6.1 percent (6.8 percent increase from product pricing offset by a 0.7 percent decrease in sales volume) for the second quarter of 2012 as compared to the same period last year. The organic growth was driven by strong growth in the North America Adhesives and EIMEA operating segments. The negative currency effects in the quarter were primarily the result of the weakening of the Euro and Australian dollar partially offset by the strengthening of the Chinese renminbi as compared to the U.S dollar. The inclusion of the acquired business added $144.4 million to net revenue.

Year to date organic growth was 8.6 percent with an increase in product pricing of 8.2 percent and an increase in sales volume of 0.4 percent. All operating segments generated positive organic growth led by the Construction Products, North America Adhesives and EIMEA operating segments. The U.S. dollar strengthening against the Euro and the Australian dollar and weakening against the Chinese renminbi were the primary causes of the 1.6 percent negative currency impact.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Raw materials	$308.5	$209.6	47.2%	$501.5	$384.5	30.4%
Other manufacturing costs	81.9	55.8	46.8%	131.7	106.4	23.8%

Cost of sales	$390.4	$265.4	47.1%	$633.2	$490.9	29.0%
Percent of net revenue	74.1%	72.0%		72.6%	72.2%

The 47.1 percent increase in the cost of sales in the second quarter of 2012 as compared to the second quarter of 2011 was driven by the inclusion of the acquired business and increases in raw material costs. Cost of sales as a percentage of net revenue increased 210 basis points primarily due to lower margins currently generated by the acquired business. Cost of sales as a percentage of net revenue decreased by 140 basis points for the legacy business compared to the second quarter of 2011 as the cumulative impact of pricing actions taken over the past year continued to offset raw material cost inflation. Raw material costs continued to increase primarily due to unfavorable changes in supply and demand. Driven by the significant divergence in the price of petroleum versus natural gas, adhesives raw material suppliers have moved almost entirely towards utilizing natural gas rather than petroleum in their manufacturing process. When suppliers switch to natural gas, fewer raw materials utilized by the adhesives industry are being produced. At the same time, demand for these raw materials continues to increase, both from within the adhesives industry and from other competing markets that utilize the same raw materials. Combined, these conditions continue to result in ongoing raw material cost inflation resulting in higher raw material costs in the second quarter of 2012 compared to the second quarter of 2011. We expect the inflation in raw material costs that we have seen over the past two years to abate for the remainder of this fiscal year as supply and demand have reached better balance for the time being. Our raw material costs are expected to remain at second quarter levels through the end of this year.

Year to date cost of sales increased 29.0 percent and cost of sales as a percentage of net revenue increased 40 basis points compared to the prior year. Similar to the second quarter analysis above, the primary cause of these increases is the inclusion of the acquired business in the second quarter of 2012. Cost of sales as a percentage of net revenue for the legacy business decreased 170 basis points compared to the same period last year as the cumulative impact of pricing actions taken over the past year continued to offset raw material cost inflation.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Gross profit	$136.6	$103.0	32.6%	$239.2	$188.6	26.9%
Percent of net revenue	25.9%	28.0%		27.4%	27.8%

Gross profit for the second quarter of 2012 increased by $33.6 million compared to the second quarter of 2011, however, gross profit margin declined by 210 basis points. The inclusion of the acquired business more than offset improved margins in the legacy business as described in the cost of sales section. We continued to implement selling price increases and work to reformulate away from high cost raw materials to improve our gross profit margin.

Year to date gross profit increased $50.6 million as compared to the same period in 2011. Consistent with the second quarter analysis, the inclusion of the acquired business offset by improved margins in the legacy business drove these results.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
SG&A	$93.0	$70.1	32.5%	$168.0	$138.1	21.6%
Percent of net revenue	17.6%	19.0%		19.3%	20.3%

SG&A expenses increased $22.9 million or 32.5 percent compared to the second quarter of 2011. This increase is attributable to the addition of the acquired business as SG&A expenses for the legacy business were flat year over year. The lower relative cost structure of the acquired business and the increase in net revenue for the legacy business resulted in the 140 basis point decrease in SG&A expense as a percentage of net revenue.

Year to date SG&A expenses increased $29.9 million compared to the same period last year. However, SG&A expense as a percentage of net revenue decreased by 100 basis points primarily due to the lower cost structure of the acquired business and net revenue for the legacy business growing at a higher rate than SG&A expenses. We continue to invest for growth by adding resources to our sales and technical organizations.

For the legacy business we make SG&A expense plans at the beginning of each fiscal year and, barring significant changes in business conditions or our outlook for the future, we maintain these spending plans for the entire year. Management routinely monitors our SG&A spending relative to these fiscal year plans for each operating segment and for the company overall. We feel it is important to maintain a consistent spending program in this area as many of the activities within the SG&A category such as the sales force, technology development, and customer service, are critical elements of our business strategy. For the current year we have planned SG&A expenses to increase relative to last year by an amount slightly less than our expected growth in net revenue. Our analysis of the impact of our SG&A spending in the quarter and the year to date period is generally focused on spending variances that are significantly above or below this planned level.

Special charges, net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Special charges, net	$32.1	$—	NMP	$38.6	$—	NMP

NMP = Non-meaningful percentage

The following table provides detail of special charges, net:

($ in millions)	13 Weeks Ended June 2, 2012	26 Weeks Ended June 2, 2012
Acquisition and transformation related costs:
Professional services	$11.0	$19.5
Financing availability costs	—	4.3
Foreign currency option contract	—	0.8
Loss (gain) on foreign currency forward contracts	—	(11.6)
Other related costs	0.3	0.6
Restructuring costs:
Workforce reduction costs	19.6	23.5
Facility exit costs	1.2	1.5

Special charges, net	$32.1	$38.6

We completed the acquisition of the acquired business on March 5, 2012. The integration of this business will involve a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended June 2, 2012 and for the 26 weeks ended June 2, 2012, we incurred special charges, net of $32.1 million and $38.6 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $11.0 million for the 13 weeks ended June 2, 2012 and $19.5 million for the 26 weeks ended June 2, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. For the 26 weeks ended June 2, 2012, we also incurred other costs related to the acquisition of the acquired business including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we purchased forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. At the end of the first quarter on March 3, 2012, the mark-to-market adjustments on these forward currency contracts were a gain of $11.6 million due to the increase of the blended forward rate to 1.09387 USD/CHF. The forward currency contracts were settled on March 5, 2012 at a rate of 1.09385 USD/CHF when the acquisition closed and resulted in a small loss in our second quarter ended June 2, 2012. For the six months ended June 2, 2012, the net gain on the forward currency contracts was $11.6 million which partially offset other acquisition and transformation related costs.

During the 13 weeks ended June 2, 2012, we incurred workforce reduction costs of $19.6 million, facility exit costs of $1.2 million and other costs of $0.3 million related to the Business Integration Project. For the 26 weeks ended June 2, 2012, we incurred workforce reduction costs of $23.5 million, facility exit costs of $1.5 million and other costs of $0.6 million related to the Business Integration Project.

The Business Integration Project is a broad-based transformation plan involving all major processes in three of our existing operating segments. The integration strategy and execution plan is unique for each operating segment reflecting the differences within the legacy operating segments as well as differences within the acquired business in each geographic region. In the North America Adhesives operating segment, the integration work is essentially a consolidation of two similar businesses. The customer facing portion of the two businesses (sales, marketing and technical) will be combined into a new, streamlined organization that is designed to be more efficient and more responsive to customer needs. The production capacity of the two organizations will be optimized mostly by transferring volume from the acquired business to existing facilities within the legacy North America Adhesives operating segment. Since capacity already exists within the receiving facilities, the capital investment required to transfer this production and the time required to affect these transfers will be minimized.

In the EIMEA operating segment, the Business Integration Project touches more aspects of the business and is more complex. The two businesses to be combined have similar inefficiencies and opportunities for improved productivity, generally due to excess complexity within the core processes of each of the businesses. Similar to the North America Adhesives project, the customer facing organizations will be optimized by combining the two organizations into one new, streamlined organization that is more efficient and more responsive to the unique customer groups that we serve. In addition, the support and administrative functions of both businesses will be reorganized and in many cases relocated to create more efficient functions. The integration of the production assets will be more complicated in EIMEA because both the legacy business manufacturing network and the acquired business manufacturing network are inefficient and in need of upgrades. In this region the restructuring of the production footprint will be more extensive with several existing plants closed and new, enhanced production facilities constructed to provide greater operating efficiencies and a solid foundation for future growth. This portion of the project will require more capital investment, relatively higher restructuring costs and a longer time frame when compared to the North America Adhesives portion of the project.

In the Asia Pacific operating segment, the Business Integration Project is less complex because the acquired business in that region was relatively small. The focus of the integration work in this region will be to build a solid foundation for growth in the commercial and technical areas and, over time, create a more efficient production network in China.

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pre-tax profit improvement benefits aggregating $90.0 million when the various integration activities are completed in 2014. By 2015, the Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Some of the initiatives, such as raw material cost reductions, will deliver more immediate benefits while other initiatives, such as facility closures, will take longer to implement and the related cost savings will be achieved later in the project. Taking the expected impact of all initiatives into account, the profit improvement benefits from the project and the resulting improvement in EBITDA margin should occur in generally equal increments over the current and subsequent 10 fiscal quarters.

The total costs to achieve these benefits are expected to be approximately $121.0 million of which $46.1 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $74.9 million will occur over the next several quarters through the end of 2014. The major components of these additional costs include cash costs associated with the integration of the acquired business of approximately $14.5 million, the cash costs associated with the restructuring of the workforce and the manufacturing footprint of approximately $46.5 million, other related costs of approximately $9.4 million and non-cash costs of approximately $4.5 million, primarily related to accelerated depreciation of long-lived assets. The majority of the restructuring costs are expected to occur over the next two years with all initiatives complete no later than the end of 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. The capital expenditures related to the Business Integration Project will be in large part funded as part of our annual capital spending program which would normally run approximately $40.0 million per year for the legacy business and an additional $10.0 million per year for the acquired business. Overall, we expect our normal annual capital spending program of approximately $50.0 million per year to increase to approximately $65.0 million per year for the years 2012, 2013 and 2014. This capital spending program will be funded from the operating cash flows of the business over the project time frame and, if necessary, from available cash and short term borrowing.

Since inception of the Business Integration Project, we have expensed costs of $46.1 million including acquisition related cost of $21.1 million, workforce reduction costs of $23.5 million and non-cash facility exit costs of $1.5 million. The remaining expected Business Integration Project costs of $74.9 million will be incurred over several quarters as the measures are implemented, and will total approximately $42.1 million in the remainder of fiscal year 2012, approximately $23.8 million in fiscal year 2013 and approximately $9.0 million in fiscal year 2014.

Going forward, we plan to report our progress on achieving our profit improvement initiatives each quarter. We will focus on three key metrics which capture the bulk of the business integration project objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation, and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. In addition, the costs to achieve these benefits will be reported relative to the $121 million total expected cost estimate in each reporting period.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22.4 million related to these actions. In May 2012, we approved an additional plan for the integration of the acquired business in our EIMEA operating segment, including the closure of three additional production facilities located in Europe. We expect to incur additional exit costs of approximately $51.1 million related to these actions. The total exit costs of $73.5 million for this portion of the Business Integration Project include expenditures of approximately $49.0 million primarily for severance and employee related costs, approximately $19.4 million for other associated cash costs primarily related to facility shut downs and non-cash charges of approximately $5.1 million, primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter and is expected to be completed by the end of fiscal year 2014.

In April 2012, we approved a plan for the integration of the recently acquired Forbo industrial adhesives business in our North America Adhesives operating segment, including the closure of six production facilities located in North America. We expect to incur exit costs of approximately $12.7 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $5.0 million for severance and related employee costs and approximately $7.7 million for other associated cash costs, primarily related to facility shutdowns. This portion of the Business Integration Project began in the second quarter and is expected to be completed by the end of fiscal year 2013.

Asset impairment charges:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Asset impairment charges	$0.7	$—	NMP	$0.7	$0.3	NMP

NMP = Non-meaningful percentage

In the second quarter of 2012, we recorded asset impairment charges of $0.7 million to write down the value of one of our cost basis investments to fair market value. During 2011, we discontinued production of the polymer used in certain resin products and recognized asset impairment charges of $0.3 million related to the impairment of trademarks and trade names used in connection with the abandoned resin products.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Other income (expense), net	$0.2	$(0.0)	NMP	$0.6	$0.2	200.0%

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2012 included $0.4 million of interest income and $0.6 million of currency translation and re-measurement gains offset by other financing costs of $0.8 million. In the second quarter of 2011 interest income was $0.4 million, other financing income was $0.4 million offset by currency translation and re-measurement losses of $0.8 million.

For the first six months of 2012, other income (expense), net included $0.9 million of interest income and $0.1 million of currency translation and re-measurement gains offset by net financing costs of $0.4 million. In the first six months of 2011 other income (expense), net included $0.9 million of interest income, $0.5 million gain on sale of assets and $1.2 million of currency translation and re-measurement losses.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Interest expense	$5.7	$2.6	123.5%	$8.4	$5.2	62.4%

Interest expense in the second quarter of 2012 and for the first six months ended June 2, 2012 as compared to same periods last year was higher due to increased debt obtained to purchase the acquired business on March 5, 2012.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Income taxes	$2.4	$8.5	(72.2%)	$9.9	$13.6	(27.1%)
Effective tax rate	44.8%	28.1%		40.9%	30.2%

Income tax expense of $2.4 million in the second quarter of 2012 includes $0.7 million of discrete tax benefits and $7.9 million tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 29.5 percent. Without discrete tax expense of $0.3 million in the second quarter of 2011, the overall effective tax rate was 27.2 percent. The increase in the rate is due primarily to a decrease in expected foreign tax credit utilization.

During the second quarter we generated $9.3 million of excess foreign tax credits in connection with specific corporate structure changes required to affect the sale of the Central America Paints business. The excess credits have been offset by a valuation allowance because we believe based on information available as of the end of the second quarter that it is more likely than not that we will not realize the benefits of these credits. We will continue to assess prudent and feasible tax planning strategies that could permit recognition of the tax benefit in future periods as we finalize our business structure and integration of the acquired business.

Income from equity method investments:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Income from equity method investments	$2.1	$2.5	(13.2%)	$4.3	$4.3	0.2%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Income (loss) from discontinued operations, net of tax:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Income (loss) from discontinued operations, net of tax	$(3.1)	$0.6	NMP	$(1.3)	$3.2	NMP

NMP = Non-meaningful percentage

The income (loss) from discontinued operations, net of tax, relates to the net income (loss) generated by the Central America Paints business, which we entered into an agreement to sell on May 7, 2012. See Note 18 to the Condensed Consolidated Financial Statements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Net (income) loss attributable to non-controlling interests	$(0.1)	$0.3	NMP	$(0.1)	$0.4	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to our 10 percent redeemable non-controlling interest in HBF Turkey in 2012 and our 20 percent holding that Sekisui Chemical had in our China entities in 2011.

On December 3, 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Net income attributable to H.B. Fuller	$1.9	$25.1	(92.3%)	$17.2	$39.5	(56.3%)
Percent of net revenue	0.4%	6.8%		2.0%	5.8%

The net income attributable to H.B. Fuller for the second quarter of 2012 was $1.9 million compared to $25.1 million for the second quarter of 2011. The diluted earnings per share for the second quarter of 2012 was $0.04 per share as compared to $0.50 per share for the second quarter of 2011. The second quarter of 2012 included $32.1 million ($24.2 million after tax) of special charges, net for costs related to the Business Integration Project. The second quarter of 2012 and 2011 included $3.1 million loss and $0.6 million income from discontinued operations, net of tax, respectively.

The net income attributable to H.B. Fuller for the first six months of 2012 was $17.2 million compared to $39.5 million for first six months of 2011. The diluted earnings per share for the first six months of 2012 was $0.34 per share as compared to $0.79 per share for the same period last year. The first six months of 2012 included $38.6 million ($31.0 million after tax) of special charges, net for costs related to the Business Integration Project. The first six months of 2012 and 2011 included $1.3 million loss and $3.2 million income from discontinued operations, net of tax, respectively.

Operating Segment Results

Our operations are managed through five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Prior periods have been restated for the removal of the Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining five reportable operating segments. The acquired business was recorded in our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

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

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	June 2, 2012		May 28, 2011		June 2, 2012		May 28, 2011
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$193.4	37%	$121.9	33%	$311.5	36%	$230.0	34%
Construction Products	39.7	7%	38.4	10%	72.2	8%	65.3	9%
EIMEA	193.9	37%	121.7	33%	304.6	35%	222.5	33%
Latin America Adhesives	38.6	7%	36.7	10%	74.1	8%	68.0	10%
Asia Pacific	61.4	12%	49.7	14%	110.0	13%	93.7	14%

Total	$527.0	100%	$368.4	100%	$872.4	100%	$679.5	100%

Segment Operating Income:

	13 Weeks Ended				26 Weeks Ended
	June 2, 2012		May 28, 2011		June 2, 2012		May 28, 2011
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$25.1	58%	$17.3	53%	$42.6	60%	$32.1	64%
Construction Products	3.2	7%	2.7	8%	3.7	5%	2.2	4%
EIMEA	9.5	22%	7.7	23%	16.0	23%	9.2	18%
Latin America Adhesives	3.7	8%	2.6	8%	6.1	9%	3.5	7%
Asia Pacific	2.1	5%	2.5	8%	2.9	4%	3.4	7%

Total	$43.6	100%	$32.8	100%	$71.3	100%	$50.4	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
	June 2,	May 28,	June 2,	May 28,
($ in millions)	2012	2011	2012	2011
Segment operating income	$43.6	$32.8	$71.3	$50.4
Special charges, net	(32.1)	—	(38.6)	—
Asset impairment charges	(0.7)	—	(0.7)	(0.3)
Other income (expense), net	0.2	—	0.6	0.2
Interest expense	(5.7)	(2.6)	(8.4)	(5.2)

Income from continuing operations before income taxes and income from equity method investments	$5.3	$30.2	$24.2	$45.1

North America Adhesives

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Net revenue	$193.4	$121.9	58.6%	$311.5	$230.0	35.4%
Segment operating income	$25.1	$17.3	45.0%	$42.6	$32.1	32.8%
Segment profit margin %	13.0%	14.2%		13.7%	14.0%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended June 2, 2012 vs May 28, 2011	26 Weeks Ended June 2, 2012 vs May 28, 2011
Organic growth	9.6%	9.5%
Currency	(0.2%)	(0.2%)
Acquisition	49.2%	26.1%

Total	58.6%	35.4%

Net revenue increased 58.6 percent in the second quarter of 2012 compared to the second quarter of 2011. The organic revenue growth was driven by a 10.7 percent increase in product pricing offset by a 1.1 percent decrease in sales volume compared to last year. The acquired business added approximately $60.0 million to net revenue. The increase in product pricing reflects the cumulative impact of price increases implemented to offset significant raw material cost inflation. Sales volume remains relatively weak as we believe we are holding market share in a generally sluggish end market demand environment. Segment operating income increased by 45.0 percent in the quarter but segment profit margin decreased by 120 basis points. Raw material cost as a percentage of net revenue increased by 250 basis points in the quarter due to the inclusion of the acquired business which currently generates lower margins relative to the legacy business. Conversely, the acquired business has lower SG&A costs as a percentage of net revenue relative to the legacy business. Inclusion of the lower relative SG&A costs of the acquired business offset the impact of raw material cost on the segment profit margin by approximately 120 basis points.

Year to date, net revenue increased 35.4 percent compared to 2011. Organic revenue increased 9.5 percent with product prices up 11.9 percent and sales volume down 2.4 percent. Product pricing has increased across all of our operating segments over the past year as we have raised prices to offset significant raw material cost inflation over the same time period. Sales volume continues to be weak, however, second quarter year over year sales volume results represented an improvement relative to the first quarter. Overall, we believe we are maintaining our market share as end market demand for the markets we serve remains weak. Segment operating income for the year to date period is up 32.8 percent while segment profit margin declined 30 basis points. Raw material cost as a percentage of net revenue increased by about 220 basis points. This percentage was flat year over year for the legacy business, thus, all of the deterioration in this ratio is attributable to the inclusion of the lower margin acquired business. Manufacturing costs for the legacy business declined as a percentage of net revenue partially offsetting the negative impact of higher raw material costs as a percentage of net revenue. Lower SG&A costs as a percentage of net revenue of the acquired business further improved segment profit margin by approximately 90 basis points.

Construction Products

	13 Weeks Ended			26 Weeks Ended
($ in millions)	June 2, 2012	May 28, 2011	2012 vs 2011	June 2, 2012	May 28, 2011	2012 vs 2011
Net revenue	$39.7	$38.4	3.4%	$72.2	$65.3	10.5%
Segment operating income	$3.2	$2.7	17.6%	$3.7	$2.2	65.8%
Segment profit margin %	7.9%	7.0%		5.0%	3.3%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended June 2, 2012 vs May 28, 2011	26 Weeks Ended June 2, 2012 vs May 28, 2011
Organic growth	3.4%	10.5%

Net revenue was up 3.4 percent in the second quarter of 2012 due to higher pricing levels put in place over the last year to offset increases in raw material costs. Sales volume was flat relative to the prior year. The discussion of sales volume in the year to date discussion below provides more context for the volume performance in the quarter. Raw material costs as a percent of net revenue increased slightly in the current quarter relative to the prior year but did not have a material impact on the segment operating income. SG&A expenses declined, in dollars and as a percentage of net revenue, compared to the same period last year, primarily because the segment received a lower allocation of general corporate expenses this year as a significant portion of these shared costs were shifted to the operating segments which added net revenue from the acquired business.

For the year to date, net revenue increased 10.5 percent compared to last year, with sales volume up 7.0 percent and product pricing up 3.5 percent. Product pricing is higher due to the cumulative impact of pricing actions taken over the past year to offset raw material inflation. The increase in sales volume is primarily attributed to market share gains with several key distribution partners. We believe overall end market demand in the market segments we serve remains flat relative to last year so our sales volume growth most likely represents net market share improvement. Sales volume growth was relatively high in the first quarter and then flat in the second quarter. We believe this reflects seasonal differences in demand from year to year and does not indicate a change in the trend of our volume development. Raw material costs as a percentage of net revenue increased by 80 basis points in the first six months of this year compared to the prior year as price increases did not fully offset the inflation in raw material costs. However, segment profit margin increased from 3.3 percent last year to 5.0 percent this year, a 170 basis point improvement, as manufacturing costs and SG&A expenses declined as a percentage of net revenue, more than offsetting the lower spread between product price and raw material costs. Manufacturing costs and SG&A expenses increased compared to the prior year but the increase was significantly less than the increase in net revenue for the period and in line with our annual spending plans for these cost categories.

EIMEA

	13 Weeks Ended			26 Weeks Ended
	June 2,	May 28,	2012 vs	June 2,	May 28,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Net revenue	$193.9	$121.7	59.4%	$304.6	$222.5	36.9%
Segment operating income	$9.5	$7.7	23.5%	$16.0	$9.2	74.1%
Segment profit margin%	4.9%	6.3%		5.3%	4.1%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended June 2, 2012	26 Weeks Ended June 2, 2012
	vs May 28, 2011	vs May 28, 2011
Organic growth	7.1%	9.7%
Currency	(7.8%)	(5.7%)
Acquisitions	60.1%	32.9%

Total	59.4%	36.9%

Net revenue increased 59.4 percent in the second quarter of 2012 compared to the second quarter of 2011. Organic growth of 7.1 percent was driven by a 6.0 percent increase in product pricing, mainly implemented in the first half of 2011, and a 1.1 percent increase in sales volume. The weaker Euro compared to the U.S. dollar resulted in a 7.8 percent decrease in net revenue. The acquired business contributed $73.1 million of net revenue in the second quarter of 2012. Sales volume was down slightly in core Europe reflecting the generally soft end market conditions across most of the region. Significant volume growth was generated in the emerging markets of the region, especially Turkey, Russia and India. Segment operating income was up 23.5 percent in the second quarter though segment profit margin was down 140 basis points. Raw material cost as a percentage of net revenue increased by 170 basis points in the second quarter. The deterioration in spread is attributable to the inclusion of the acquired business which currently has lower profit margin than the legacy business. Raw material cost as a percentage of net revenue for the legacy business was flat compared to last year. The unfavorable change in spread on our raw material cost was offset to a small extent by lower SG&A costs as a percentage of net revenue compared to last year.

Year to date, net revenue is up 36.9 percent with organic revenue up 9.7 percent. Organic revenue growth reflects an increase in product prices of 8.0 percent and sales volume growth of 1.7 percent. The weaker Euro relative to the US dollar decreased net revenue by 5.7 percent for the year to date. The acquired business added 32.9 percent to year to date net revenue, all in the second quarter. Sales volume development in the operating segment reflects relatively flat volume in core Europe, in line with overall weakness in end markets, with solid volume growth in the emerging markets, also in line with overall end market conditions. Segment operating income increased 74.1 percent relative to last year while segment profit margin increased by 120 basis points. The change in raw material cost as a percentage of net revenue was not a material factor in the year to date period. Essentially all of the year to date segment profit margin improvement can be attributed to a reduction in SG&A cost as a percentage of net revenue driven by the inclusion of the acquired business that carries a lower SG&A cost structure as well as the fact that SG&A costs of the legacy business increased at a lower rate than organic revenue.

Latin America Adhesives

	13 Weeks Ended			26 Weeks Ended
	June 2,	May 28,	2012 vs	June 2,	May 28,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Net revenue	$38.6	$36.7	5.4%	$74.1	$68.0	9.0%
Segment operating income	$3.7	$2.6	40.7%	$6.1	$3.5	71.8%
Segment profit margin %	9.7%	7.2%		8.2%	5.2%

The following tables provide details of the Latin America Adhesives net revenue variances:

	13 Weeks Ended June 2, 2012 vs May 28, 2011	26 Weeks Ended June 2, 2012 vs May 28, 2011
Organic growth	3.1%	7.8%
Acquisition	2.3%	1.2%

Total	5.4%	9.0%

Net revenue increased 5.4 percent in the second quarter of 2012 compared to the second quarter of 2011. Organic revenue growth was driven by a 5.5 percent increase in product pricing due to pricing actions taken over the past year and by a 2.4 percent decrease in sales volume. In addition, net revenue increased $0.8 million from the acquired business. Raw material costs as a percentage of net revenue declined by 270 basis points relative to last year. The spread between average selling price and raw material costs has increased as product pricing actions have exceeded raw material cost inflation. Raw material cost trends in this operating segment have been slightly more favorable relative to other operating segments due to this region using a higher proportion of natural sourced resins in product formulations. These natural sourced resins have recently had relatively greater availability and lower prices compared to hydro carbon based resins that provide similar functionality. Manufacturing costs and SG&A expenses increased slightly relative to the prior year as a percentage of net revenue but the increase was generally in line with our operating plan for these expenses.

For the year to date, net revenue is up 9.0 percent with product pricing up 7.3 percent and sales volume up 0.5 percent. The acquired business added an additional 120 basis points to net revenue growth. Although sales volume declined in the second quarter, volume was up in the first quarter and for the year to date volume is positive relative to last year. We believe this volume development reflects generally stable end market conditions and stable market share in our key market segments. For the year to date, raw material costs are lower as a percentage of net revenue than the same period last year by approximately 300 basis points, as discussed in the second quarter analysis provided above. Costs other than raw materials increased in the year to date period but slightly less than the growth in net revenue.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
	June 2,	May 28,	2012 vs	June 2,	May 28,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Net revenue	$61.4	$49.7	23.5%	$110.0	$93.7	17.5%
Segment operating income	$2.1	$2.5	(15.1%)	$2.9	$3.4	(15.1%)
Segment profit margin %	3.4%	5.0%		2.6%	3.6%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended June 2, 2012	26 Weeks Ended June 2, 2012
	vs May 28, 2011	vs May 28, 2011
Organic growth	(1.1%)	3.0%
Currency	1.8%	2.4%
Acquisition	22.8%	12.1%

Total	23.5%	17.5%

Net revenue increased 23.5 percent compared to last year with essentially all of the growth coming from the acquired business. Organic revenue declined by 1.1 percent in the quarter reflecting a 2.9 percent increase in product pricing offset by a 4.0 percent reduction in sales volume. Price levels have increased over the past year to recover ongoing raw material cost inflation. Sales volume was unusually weak in the second quarter of 2012 due to several factors. In China, we continue to post strong volume growth as end market conditions are relatively robust and we are maintaining, and in some cases building, market share. In Australia, our sales volume is down relative to last year as we maintain market share while end market demand remains weak in the markets we serve. In South East Asia, our volume is also down due to generally less robust end market conditions as well the fact that we have lost some market share as we work to strategically shift our business toward higher value products. Year to date volume results are more favorable than the second quarter taken by itself and we believe the year to date results are more indicative of the market conditions and our performance. Segment operating income declined by $0.4 million in the quarter and segment profit margin declined by 160 basis points. Raw material costs as a percentage of net revenue increased by 130 basis points in the second quarter as significant improvements in this ratio in the legacy business were more than offset by the inclusion of the low margin acquired business. All other costs had only minor impacts on segment operating income levels and the segment profit margin.

For the year to date, net revenue is up 17.5 percent with 12.1 percent of the increase attributed to the addition of the acquired business. Organic revenue growth of 3.0 percent was comprised of a 3.3 percent increase in product pricing and 0.3 percent decline in sales volume. The reasons for the changes in price and volume in the year to date period are the same reasons presented in the second quarter discussion. Year to date, segment operating income is down $0.5 million and segment profit margin is down 100 basis points. The causes of these changes for the year to date are as discussed in the analysis of the second quarter.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 2, 2012 were $154.3 million as compared to $154.6 million as of December 3, 2011 and $137.6 million as of May 28, 2011. Of the $154.3 million in cash and cash equivalents as of June 2, 2012, $142.2 million was held outside the United States. Total long and short-term debt was $616.8 million as of June 2, 2012, $232.3 million as of December 3, 2011 and $239.8 million as of May 28, 2011. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 46.8 percent as of June 2, 2012 as compared to 24.8 percent as of December 3, 2011 and 24.9 percent as of May 28, 2011. The higher ratio as of June 2, 2012 compared to December 3, 2011 and May 28, 2011 was due to higher quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient to fund U.S. operations and U.S. capital spending and U.S. pension and other post retirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. We intend to use the anticipated cash received from the pending sale of our Central America Paints business to reduce outstanding debt. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. On March 5, 2012 we amended the financial covenants of the 2009 note purchase agreement (Senior Notes, Series A through D) and the 2006 term loan agreement to conform to the financial covenants of the note purchase agreement (Senior Notes, Series E) and credit agreement entered into on March 5, 2012. For additional information, see our Form 8-K dated March 5, 2012. At June 2, 2012, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of June 2, 2012
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	15.9
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.6

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of the Company’s Europe, India, Middle East and Africa operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the 8-K dated March 5, 2012.

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

	June 2,	May 28,
	2012	2011
Net working capital as a percentage of annualized net revenue[1]	17.5%	16.7%
Accounts receivable DSO[2]	53 Days	55 Days
Inventory days on hand[3]	53 Days	50 Days
Free cash flow[4]	14.3 million	1.5 million
Total debt to total capital ratio[5]	46.8%	24.9%

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

ROIC was introduced because we believe it provides a true measure of return on capital invested, it is a better way to internally measure performance and it is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of June 2, 2012	as of May 28, 2011
Gross profit	$498.9	$407.9
Selling, general and administrative expenses	(349.5)	(299.4)
Income taxes at effective rate	(48.0)	(31.3)
Income from equity method investments	9.0	8.8

Total return	$110.4	$86.0

Total invested capital	1,322.0	964.0

Return on invested capital	8.4%	8.9%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Net cash provided by operating activities	$34.8	$22.0

Net income from continuing operations including non-controlling interests plus depreciation and amortization expense totaled $43.3 million in the first six months of 2012 as compared to $54.7 million in the first six months of 2011. The decrease in 2012 compared to 2011 was due to the decrease in net income including non-controlling interests partially offset by higher depreciation and amortization. Accrued compensation was a source of cash of $7.5 million in 2012 compared to a use of cash of $9.9 million in 2011 and other liabilities was a source of cash of $4.2 million in 2012 and a use of cash of $0.8 million in 2011. The source of cash in 2012 is related to the accrual of severance and other related costs as part of our Business Integration Project that have not been paid at the end of the second quarter. Other assets is a source of cash in 2012 of $15.9 million compared to $6.0 million last year mainly due to a decrease in prepaid taxes.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $34.7 million compared to a use of cash of $16.5 million last year. The table below shows the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Trade receivables, net	$(19.7)	$(19.2)
Inventory	(26.8)	(24.0)
Trade payables	11.8	26.7

Total cash flow impact	$(34.7)	$(16.5)

•

Trade Receivables, net – was virtually unchanged for the first six months of 2012 compared to the first six months of 2011. The higher sales activity was offset by a lower DSO in the second quarter of 2012. The DSO was 53 days at June 2, 2012 and 55 days at May 28, 2011. The two day decrease in DSO was driven by decreases in North America Adhesives, Asia Pacific, Construction Products and Latin America Adhesives operating segments.

•

Inventory – The use of cash of $26.8 million in 2012 and $24.0 million in 2011 were both related to the downward management of our inventory in the fourth quarter of 2011 and 2010. Inventory days on hand were 53 days as of June 2, 2012 as compared to 50 days as of May 28, 2011.

•

Trade Payables – For the first six months of 2012 and 2011 trade payables was a source of cash of $11.8 million and $26.7 million, respectively. Building our inventory levels was the main reason for the increase in trade payables. The lower 2012 source of cash compared to 2011 was due to the rapid increase in inventory in the first quarter of 2012 and decreasing levels during the second quarter.

Cash Flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Net cash used in investing activities	$(416.9)	$(19.4)

Purchases of property, plant and equipment were $12.5 million in the first six months of 2012 as compared to $13.4 million for the same period of 2011. We acquired the global industrial adhesives and synthetic polymers business of Forbo Holding AG in 2012 for $404.7 million and Liquamelt Corp in 2011 for $6.0 million.

Cash Flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Net cash used in financing activities	$380.9	$(18.7)

Proceeds from long-term debt in the first six months of 2012 were $490.0 million of which $400.0 million was used for financing the acquisition. In the first six months of 2011 we had proceeds from long-term debt of $99.0 million. Repayments of long-term debt were $103.1 million in the first six months of 2012 compared to $110.3 million for the same period of 2011. Cash generated from the exercise of stock options was $6.0 million and $5.2 million for the first six months of 2012 and 2011, respectively. The higher 2012 cash generated from the exercise of stock options was mainly due to the higher average stock price. Repurchases of common stock were $1.3 million in the first six months of 2012 compared to $5.7 million in the same period of 2011. The higher 2011 repurchases of common stock were primarily due to $5.0 million from our 2010 share repurchase program. We did not have any share repurchases under this plan for 2012.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Cash provided by operating activities of discontinued operations	$6.0	$11.9
Cash provided by (used in) investing activities of discontinued operations	$0.8	$(0.6)

Net cash provided by discontinued operations	$6.8	$11.3

Cash flows from discontinued operations represents the cash generated from the operations of the Central America Paints business.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of June 2, 2012 would be approximately $1.7 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 60 percent of net revenue was generated outside of the United States for the first six months of 2012. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Costa Rican colon, Chinese renminbi, Honduran lempira, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2012, and foreign currency balance sheet positions as of June 2, 2012, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.1 million or $0.04 per diluted share.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid single source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, unplanned supplier production outages may lead to strained supply-demand situations for several key raw materials such as tackifyers and base polymers. There is also tightness in feed stream chemicals such as ethylene and propylene.

For the six months ended June 2, 2012, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). We acquired the industrial adhesives and synthetic polymers business of Forbo Holding AG in the second quarter of 2012 and it represented approximately 28 percent of our total assets as of June 2, 2012. As the acquisition occurred in the second quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired business. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of June 2, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of June 2, 2012, $0.9 million was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $1.3 million, inclusive of the existing accrual of $0.9 million.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of June 2, 2012, we had reserved $1.9 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2.5 million, inclusive of the existing accrual of $1.9 million. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

Other Legal Proceedings. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, health and safety and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including the asbestos litigation described in the following paragraphs, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2.2 million with insurers paying $1.2 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $0.3 million with insurers expected to pay $0.2 million. There were no contributions or insurance payments during the first six months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended	26 Weeks Ended	3 Years Ended
($ in millions)	June 2, 2012	May 28, 2011	December 3, 2011
Lawsuits and claims settled	8	3	18
Settlements reached	$0.5	$0.3	$1.8
Insurance payments received or expected to be received	$0.4	$0.2	$1.4

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of June 2, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $0.6 million and $0.5 million, respectively. These amounts relate to four pending cases and six settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
March 4, 2012—April 7, 2012	—	$—	—	$92,509

April 8, 2012—May 5, 2012	2,331	$32.56	—	$92,509

May 6, 2012—June 2, 2012	—	$—	—	$92,509

[1]

The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares repurchased under the September 30, 2010 repurchase program in the second quarter of 2012.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –James R. Giertz
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –James R. Giertz
101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 2, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: July 6, 2012	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 2, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.