Form 10-Q
period 2012-09-01
FULLER H B CO
filed 2012-10-05
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,885,779 as of September 21, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 1,	August 27,	September 1,	August 27,
	2012	2011	2012	2011
Net revenue	$500,535	$363,071	$1,372,984	$1,042,540
Cost of sales	(366,211)	(260,058)	(999,422)	(750,969)

Gross profit	134,324	103,013	373,562	291,571
Selling, general and administrative expenses	(91,355)	(72,052)	(259,340)	(210,191)
Special charges, net	(4,654)	—	(43,263)	—
Asset impairment charges	—	—	(671)	(332)
Other income (expense), net	(622)	1,716	25	1,931
Interest expense	(5,950)	(2,763)	(14,317)	(7,916)

Income from continuing operations before income taxes and income from equity method investments	31,743	29,914	55,996	75,063
Income taxes	(9,358)	(9,831)	(19,288)	(23,458)
Income from equity method investments	2,222	2,094	6,567	6,431

Income from continuing operations	24,607	22,177	43,275	58,036
Income from discontinued operations, net of tax[1]	58,716	1,214	57,386	4,414

Net income including non-controlling interests	83,323	23,391	100,661	62,450
Net (income) loss attributable to non-controlling interests	(55)	(171)	(151)	246

Net income attributable to H.B. Fuller	$83,268	$23,220	$100,510	$62,696

Earnings per share attributable to H.B. Fuller common stockholders:[2]

Basic
Income from continuing operations	0.49	0.45	0.87	1.19
Income from discontinued operations	1.18	0.02	1.16	0.09

Basic earnings per share	$1.68	$0.47	$2.03	$1.28

Diluted
Income from continuing operations	0.48	0.44	0.85	1.17
Income from discontinued operations	1.16	0.02	1.14	0.09

Diluted earnings per share	$1.64	$0.47	$1.99	$1.26

Weighted-average common shares outstanding:
Basic	49,627	49,000	49,548	49,009
Diluted	50,699	49,917	50,558	49,881
Dividends declared per common share	$0.085	$0.075	$0.245	$0.220

[1]	Fiscal 2012 includes the gain on sale of discontinued operations of $51,680, net of tax of $14,995
[2]	Income per share amounts may not add due to rounding

See accompanying Notes to Condensed Consolidated Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 1,	December 3,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$207,745	$154,649
Trade receivables (net of allowances - $6,293 and $4,273, for September 1, 2012 and December 3, 2011, respectively)	319,190	217,424
Inventories	216,025	116,443
Other current assets	56,669	55,590
Current assets of discontinued operations	—	52,484

Total current assets	799,629	596,590

Property, plant and equipment	886,232	792,544
Accumulated depreciation	(565,383)	(549,957)

Property, plant and equipment, net	320,849	242,587

Goodwill	241,667	114,895
Other intangibles, net	231,529	126,710
Other assets	152,388	130,068
Long-term assets of discontinued operations	1,865	16,859

Total assets	$1,747,927	$1,227,709

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$27,187	$28,310
Current maturities of long-term debt	30,000	24,375
Trade payables	163,274	104,418
Accrued compensation	55,561	43,077
Income taxes payable	16,199	7,240
Other accrued expenses	38,499	24,965
Current liabilities of discontinued operations	18,742	22,600

Total current liabilities	349,462	254,985

Long-term debt, excluding current maturities	475,264	179,611
Accrued pension liabilities	52,032	39,877
Other liabilities	68,522	41,028
Long-term liabilities of discontinued operations	5,000	2,744

Total liabilities	950,280	518,245

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,797	3,887

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 49,855,230 and 49,449,579, for September 1, 2012 and December 3, 2011, respectively	49,855	49,450
Additional paid-in capital	34,985	23,770
Retained earnings	809,194	720,989
Accumulated other comprehensive income (loss)	(100,575)	(89,005)

Total H.B. Fuller stockholders’ equity	793,459	705,204

Non-controlling interests	391	373

Total equity	793,850	705,577

Total liabilities, redeemable non-controlling interest and total equity	$1,747,927	$1,227,709

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 27, 2010	$49,194	$22,701	$646,596	$(86,557)	$2,456	$634,390
Net income including non-controlling interests			89,105		(58)	89,047
Foreign currency translation				3,382	7	3,389
Defined benefit pension plans adjustment, net of tax of $3,603				(5,872)		(5,872)
Interest rate swap, net of tax				42		42

Comprehensive income						86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Excess tax benefit on share-based compensation		1,140				1,140
Repurchases of common stock	(394)	(8,116)				(8,510)
Repurchase of non-controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	49,450	23,770	720,989	(89,005)	373	705,577
Net income including non-controlling interests			100,510		151	100,661
Foreign currency translation				(15,046)	16	(15,030)
Defined benefit pension plans adjustment, net of tax of $1,772				3,745		3,745
Interest rate swaps, net of tax				31		31
Cash-flow hedges, net of tax				(300)		(300)

Comprehensive income						89,107
Dividends			(12,305)			(12,305)
Stock option exercises	380	6,270				6,650
Share-based compensation plans other, net	179	7,962				8,141
Excess tax benefit on share-based compensation		1,144				1,144
Repurchases of common stock	(154)	(4,161)				(4,315)
Redeemable non-controlling interest					(149)	(149)

Balance at September 1, 2012	$49,855	$34,985	$809,194	$(100,575)	$391	$793,850

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 1, 2012	August 27, 2011
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$100,661	$62,450
Income from discontinued operations, net of tax	(57,386)	(4,414)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities from continuing operations:
Depreciation	27,556	20,993
Amortization	13,213	7,555
Deferred income taxes	(914)	835
Income from equity method investments, net of dividends received	(1,784)	(1,907)
Share-based compensation	7,155	5,213
Excess tax benefit from share-based compensation	(1,144)	(269)
Non cash charge for the sale of inventories revalued at the date of acquisition	3,314	—
Asset impairment charges	671	332
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	(19,874)	(15,669)
Inventories	(28,612)	(43,524)
Other assets	1,559	5,384
Trade payables	510	32,256
Accrued compensation	6,189	(7,372)
Other accrued expenses	(1,708)	(2,332)
Income taxes payable	6,844	3,419
Accrued / prepaid pensions	(6,205)	(7,604)
Other liabilities	10,994	(1,778)
Other	4,324	(2,476)

Net cash provided by operating activities from continuing operations	65,363	51,092

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(18,167)	(22,361)
Purchased businesses	(404,725)	(6,000)
Proceeds from sale of property, plant and equipment	1,221	2,164

Net cash used in investing activities from continuing operations	(421,671)	(26,197)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	584,208	167,000
Repayment of long-term debt	(284,833)	(183,875)
Net proceeds from notes payable	(1,106)	1,036
Dividends paid	(12,212)	(10,854)
Proceeds from stock options exercised	6,650	5,755
Excess tax benefit from share-based compensation	1,144	269
Proceeds from issuance of redeemable non-controlling interest	—	1,425
Repurchases of common stock	(4,315)	(8,177)

Net cash provided by (used in) financing activities from continuing operations	289,536	(27,421)

Effect of exchange rate changes	(3,048)	8,627

Net change in cash and cash equivalents from continuing operations	(69,820)	6,101

Cash provided by operating activities of discontinued operations	4,097	11,010
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	118,819	(1,255)

Net change in cash and cash equivalents	53,096	15,856
Cash and cash equivalents at beginning of period	154,649	133,277

Cash and cash equivalents at end of period	$207,745	$149,133

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$93	$116
Cash paid for interest	$12,858	$11,404
Cash paid for income taxes	$2,562	$11,488

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

Effective with the sale of our Central America Paints business on August 6, 2012, we made an accounting policy election under ASC 810 to recognize the consideration received upon deconsolidation, including the consideration received which was determined to be contingent, at fair value and to subsequently monitor the contingent consideration for impairment in accordance with ASC 450.

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

Note 2: Acquisitions and Divestitures

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

The Forbo industrial adhesives business acquired is known for the breadth of its product line in all of our core markets, particularly packaging and durable assembly. The acquisition gives us added product technology, people and skills that will enhance the competitiveness of our business. The global industrial adhesives business acquired operated 17 manufacturing facilities in 10 countries and employed more than 1,100 people globally. The acquired business will be integrated into our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. The integration will involve a significant amount of restructuring and capital investment to optimize the new combined operating segments. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”.

The fair value measurement was preliminary at September 1, 2012, subject to further reviews and assessments of the preliminary fair values of certain assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the fourth quarter of 2012. The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$187,414
Property, plant and equipment	94,990
Goodwill	134,568
Other intangibles, net	121,690
Other assets	168
Current liabilities	(97,326)
Other liabilities	(36,779)

Total purchase price	$404,725

Based on valuation results, we allocated $121,690 of the purchase price to acquired intangible assets as follows: $42,190 was assigned to developed technology with expected lives between 7 and 12 years, $57,140 was assigned to customer relationships with expected lives between 12 and 13 years, $21,880 was assigned to trademarks/trade names with an expected life of 8 years and $480 was assigned to other intangibles with an expected life of 3 years.

Based on our preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $134,568 to goodwill for the expected synergies from combining the acquired business with our existing business. Upon completion of the fair value measurement, the goodwill will be assigned to our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. The estimated amount of goodwill deductible for tax purposes over a five year period is $3,060 and over a fifteen year period is $25,392. The goodwill non-deductible for tax purposes is $106,116.

Our condensed consolidated statements of income for the 13 weeks and 39 weeks ended September 1, 2012 included net revenue of $138,027 and $283,397, respectively, from the acquisition.

The following unaudited pro forma information gives effect to the acquisition of the Forbo industrial adhesives business acquired as if the acquisition occurred on November 28, 2010. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. The unaudited pro forma information for the 13 weeks and 39 weeks ended September 1, 2012 and August 27, 2011, assuming that the acquisition occurred at the beginning of fiscal 2011, is presented below:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net revenue	$500,535	$511,481	$1,505,848	$1,478,693
Net income from continuing operations	24,607	23,570	46,966	59,693
Net income attributable to H.B. Fuller	83,268	24,613	104,201	64,353
Diluted earnings per share from continuing operations	$0.48	$0.47	$0.93	$1.20
Diluted earnings per share	1.64	0.49	2.06	1.29

The pro forma results above include the gain on sale of discontinued operations of $51,680, net of tax of $14,995 for the 13 and 39 weeks ended September 1, 2012. The 39 weeks ended September 1, 2012 include non-recurring expenses related to acquired inventory fair value adjustment of $2,406, net of tax. During the 13 weeks and 39 weeks ended September 1, 2012, we recorded special charges, net of $4,024 and $35,064, respectively, for the after tax non-recurring costs related to the acquisition and integration of the acquired business.

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

Divestitures

Central America Paints. On May 7, 2012 we agreed to sell our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The sale was completed on August 6, 2012. Cash proceeds of $118,566 included the $120,000 sales price net of a purchase price adjustment of $1,434 for cash in excess of target cash, a working capital adjustment to target and cash settlement of other balance sheet adjustments. The cash proceeds included settlement of our intercompany debt in the amount of $25,325. As part of this transaction, we recorded a gain of $66,675 ($51,680 net of tax) which is net of direct external costs to sell of $4,638 and deferred a gain of $5,000 ($3,135, net of tax), because a portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies which we expect to be resolved in early 2014. The contingent consideration was valued at fair value based on level 3 inputs and is included in long-term liabilities of discontinued operations in the Condensed Consolidated Balance Sheets.

In accordance with ASC 205-20, we have reclassified the results of this business as discontinued operations by restating previously reported results to reflect the reclassification on a comparable basis. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

Revenue and income from discontinued operations for the periods ended September 1, 2012 and August 27, 2011 were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net revenue	$17,014	$24,686	$73,143	$78,486
Income from operations	1,573	1,331	8,235	7,173
Gain on sale of discontinued operations	66,675	—	66,675	—
Income taxes	(9,532)	(117)	(17,524)	(2,759)

Net income from discontinued operations	$58,716	$1,214	$57,386	$4,414

Income taxes for the 39 weeks ended September 1, 2012 includes $14,995 of tax expense related to the gain on the sale of discontinued operations, of which $5,766 was recorded in our second quarter due to specific changes in our corporate structure as a result of our May 7, 2012 agreement to sell our Central America Paints business.

The major classes of assets and liabilities of discontinued operations as of December 3, 2011 were as follows:

	September 1, 2012	December 3, 2011
Cash and cash equivalents	$—	$1,500
Trade receivables, net	—	26,852
Inventories	—	19,549
Other current assets	—	4,583

Current assets of discontinued operations	—	52,484

Property, plant and equipment, net	—	13,296
Other assets	1,865	3,563

Long-term assets of discontinued operations	1,865	16,859

Trade payables	87	11,936
Income taxes payable	18,630	4,567
Other accrued expenses	25	6,097

Current liabilities of discontinued operations	18,742	22,600

Accrued pension liabilities	—	1,288
Other liabilities	5,000	1,456

Long-term liabilities of discontinued operations	5,000	2,744

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of December 3, 2011.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 39 weeks ended September 1, 2012 and August 27, 2011 were calculated using the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	50.62%	50.45%	51.75%	52.18%
Expected volatility	50.62%	50.45%	50.62% - 51.76%	50.45% - 52.30%
Risk-free interest rate	0.72%	1.63%	0.71%	1.93%
Expected dividend yield	1.02%	1.17%	1.06%	1.29%
Weighted-average fair value of grants	$12.83	$10.10	$11.44	$9.21

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

Total share-based compensation expense of $2,143 and $1,842 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended September 1, 2012 and August 27, 2011, respectively. Total share-based compensation expense of $7,155 and $5,213 was included in our Condensed Consolidated Statements of Income for the 39 weeks ended September 1, 2012 and August 27, 2011, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended September 1, 2012 there was $105 of excess tax benefit recognized. For the 13 weeks ended August 27, 2011 there was $136 of excess tax benefit recognized. For the 39 weeks ended September 1, 2012 and August 27, 2011 there was $1,144 and $269 of excess tax benefit recognized, respectively.

As of September 1, 2012, there was $7,085 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock shares was $4,563 and unvested restricted stock units was $2,235, which both are expected to be recognized over a weighted-average period of 1.1 years.

Share-based Activity

A summary of option activity as of September 1, 2012 and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2011	2,423,366	$19.29
Granted	514,900	28.47
Exercised	(383,457)	17.57
Forfeited or cancelled	(85,366)	20.89

Outstanding at September 1, 2012	2,469,443	$21.42

The total fair values of options granted during the 13 weeks ended September 1, 2012 and August 27, 2011 were $49 and $159, respectively. Total intrinsic values of options exercised during the 13 weeks ended September 1, 2012 and August 27, 2011 were $317 and $293, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 39 weeks ended September 1, 2012 and August 27, 2011 were $5,891 and $4,658, respectively. Total intrinsic values of options exercised during the 39 weeks ended September 1, 2012 and August 27, 2011 were $4,420 and $2,573, respectively. Proceeds received from option exercises during the 13 weeks ended September 1, 2012 and August 27, 2011 were $619 and $512, respectively and $6,650 and $5,755 during the 39 weeks ended September 1, 2012 and August 27, 2011, respectively.

A summary of nonvested restricted stock as of September 1, 2012, and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0
Granted	88,536	120,707	209,243	28.47	2.4
Vested	(50,370)	(134,810)	(185,180)	24.58	—
Forfeited	(13,927)	(9,082)	(23,009)	24.13	1.8

Nonvested at September 1, 2012	151,356	248,577	399,933	$25.21	1.1

Total fair values of restricted stock vested during the 13 weeks ended September 1, 2012 and August 27, 2011 were $47 and $11, respectively and $4,552 and $2,752 for the 39 weeks ended September 1, 2012 and August 27, 2011, respectively. The total fair value of nonvested restricted stock at September 1, 2012 was $10,084.

We repurchased 710 restricted stock shares during the 13 weeks ended September 1, 2012 and 53,685 and 31,640 restricted stock shares during the 39 weeks ended September 1, 2012 and August 27, 2011, respectively. The repurchases relate to statutory minimum tax withholding. We did not repurchase any restricted stock shares during the 13 weeks ended August 27, 2011.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of September 1, 2012, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding December 3, 2011	314,560	77,273	391,833
Participant contributions	27,831	2,343	30,174
Company match contributions	1,919	413	2,332
Payouts	(10,333)	(8,547)	(18,880)

Units outstanding September 1, 2012	333,977	71,482	405,459

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Weighted-average common shares—basic	49,627	49,000	49,548	49,009
Equivalent shares from share-based compensations plans	1,072	917	1,010	872

Weighted-average common and common equivalent shares—diluted	50,699	49,917	50,558	49,881

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

Options to purchase 8,478 and 1,266,273 shares of common stock at a weighted-average exercise price of $32.38 and $22.03 for the 13 weeks ended September 1, 2012 and August 27, 2011, respectively and options to purchase 6,565 and 1,017,460 shares of common stock at the weighted-average exercise price of $32.32 and $23.87 for the 39 weeks ended September 1, 2012 and August 27, 2011, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	September 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$38,729	$38,693	$36
Interest rate swap, net of taxes of $56	(145)	(145)	—
Cash-flow hedges, net of taxes of $188	(300)	(300)	—
Defined benefit pension plans adjustment, net of taxes of $75,815	(138,823)	(138,823)	—

Total accumulated other comprehensive income (loss)	$(100,539)	$(100,575)	$36

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment, net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

Note 6: Special Charges, net

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The integration of this business will involve a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks and 39 weeks ended September 1, 2012, we incurred special charges, net of $4,654 and $43,263 respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended September 1, 2012	39 Weeks Ended September 1, 2012
Acquisition and transformation related costs:
Professional services	$2,915	$22,430
Financing availability costs	—	4,300
Foreign currency option contract	—	841
Gain on foreign currency forward contracts	—	(11,621)
Other related costs	836	1,392
Restructuring costs:
Workforce reduction costs	36	23,558
Facility exit costs	867	2,363

Special charges, net	$4,654	$43,263

Acquisition and transformation related costs of $2,915 for the 13 weeks ended September 1, 2012 and $22,430 for the 39 weeks ended September 1, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the 39 weeks ended September 1, 2012, we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. When the acquisition closed on March 5, 2012, the forward currency contracts were settled at a rate of 1.09385 USD/CHF. For the nine months ended September 1, 2012, the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

During the 13 weeks ended September 1, 2012, we incurred workforce reduction costs of $36, other related costs of $836, cash facility exit costs of $307 and non-cash facility exit costs of $560 related to the Business Integration Project and for the 39 weeks ended September 1, 2012, we incurred workforce reduction costs of $23,558, other related costs of $1,392, cash facility exit costs of $307 and non-cash facility exit costs of $2,056 related to the Business Integration Project.

For the nine months ended September 1, 2012, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at December 3, 2011	$—
Restructuring charges	23,558
Cash payments	(1,879)

Balance at September 1, 2012	$21,679

Of the $21,679 in accrued restructuring costs at September 1, 2012, $11,841 was included in accrued compensation and $9,838 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion is not expected to be paid within the next year. In Europe, the accrued restructuring charges were based primarily on the statutory minimum amounts as required by the various governments. Final severance amounts will be determined upon completion of negotiations with the various works councils in the European countries. At the communication date to employees, final termination benefits will be measured and will be recognized ratably over the service period employees are required to work to be eligible for termination benefits. In North America, the benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments. See Note 11 to Condensed Consolidated Financial Statements.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22,400 related to these actions. In May 2012, we approved an additional plan for the integration of the recently acquired Forbo industrial adhesives business in our EIMEA operating segment, including the closure of three additional production facilities located in Chatteris, United Kingdom; Pirmasens, Germany and Vigo, Spain. We expect to incur additional exit costs of approximately $51,100 related to these actions. The total exit costs of $73,500 for this portion of the Business Integration Project include expenditures of approximately $49,000 primarily for severance and related employee costs, approximately $19,400 for other costs primarily related to facility shut downs and non-cash charges of approximately $5,100 primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter and is expected to be completed by the end of fiscal year 2014.

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

The remaining costs for the management approved workstreams will be incurred over the next several quarters as the measures are implemented. Costs expected to be incurred in the remainder of fiscal year 2012 are estimated to total approximately $6,100 cash costs and $1,000 non-cash costs. We expect approximately $26,700 cash costs and $2,900 non-cash costs in fiscal year 2013 and approximately $16,500 cash costs in fiscal year 2014.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended September 1, 2012 and August 27, 2011
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2012	2011	2012	2011	2012	2011
Service cost	$23	$12	$312	$285	$136	$128
Interest cost	4,025	4,041	2,077	1,857	618	669
Expected return on assets	(5,942)	(6,231)	(2,049)	(2,015)	(815)	(772)
Amortization:
Prior service cost	12	(1)	(1)	(1)	(1,174)	(1,173)
Actuarial (gain)/ loss	965	504	601	699	1,288	1,484

Net periodic cost (benefit)	$(917)	$(1,675)	$940	$825	$53	$336

	39 Weeks Ended September 1, 2012 and August 27, 2011
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2012	2011	2012	2011	2012	2011
Service cost	$67	$2,292	$901	$835	$406	$385
Interest cost	12,073	12,401	5,971	5,453	1,852	2,007
Expected return on assets	(17,818)	(18,728)	(5,985)	(5,918)	(2,447)	(2,316)
Amortization:
Prior service cost	36	126	(3)	(3)	(3,520)	(3,520)
Actuarial (gain)/ loss	2,893	3,153	1,864	2,046	3,866	4,450

Net periodic cost (benefit)	$(2,749)	$(756)	$2,748	$2,413	$157	$1,006

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

Note 8: Inventories

The composition of inventories follows:

	September 1,	December 3,
	2012	2011
Raw materials	$114,919	$63,895
Finished goods	123,463	75,430
LIFO reserve	(22,357)	(22,882)

Total inventories	$216,025	$116,443

Note 9: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Chinese renminbi, Indian rupee and Mexican peso.

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

We enter into derivative contracts with a group of investment grade multinational commercial banks. We evaluate the credit quality of each of these banks.

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of September 1, 2012, the combined fair value of the swaps were an asset of $6,309 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of September 1, 2012 resulted in additional pre-tax loss of $147 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $300 at September 1, 2012. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income at September 1, 2012 that is expected to be reclassified into earnings within the next twelve months is $ 150. At September 1, 2012, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of September 1, 2012:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2014	4.15%	$52,860	$2,412
Receive USD		4.30%

Pay EUR	2015	4.30%	$98,738	$3,897
Receive USD		4.45%

Total			$151,598	$6,309

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

As of September 1, 2012, we had forward foreign currency contracts maturing between September 7, 2012 and November 30, 2012. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $388 at September 1, 2012. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the purchase agreement was signed. The currency contracts were not designated as hedges for accounting purposes. At maturity the mark-to-market adjustments were a gain of $11,621 which was recognized as a special charge, net in the Condensed Consolidated Statements of Income. See Note 6 to Condensed Consolidated Financial Statements.

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

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $9,014 at September 1, 2012 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $9,452 at September 1, 2012 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of September 1, 2012 resulted in additional pre-tax gain of $189 year-to-date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of September 1, 2012, there were no significant concentrations of credit risk.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of September 1, 2012, $772 was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $1,257, inclusive of the existing accrual of $772.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of September 1, 2012, we had reserved $1,997, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2,745, inclusive of the existing accrual of $1,997. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2,224 with insurers paying $1,243 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $250 with insurers expected to pay $159. There were no contributions or insurance payments during the first nine months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended	39 Weeks Ended	3 Years Ended
($ in thousands)	September 1, 2012	August 27, 2011	December 3, 2011
Lawsuits and claims settled	9	5	18
Settlement amounts	$540	$390	$1,841
Insurance payments received or expected to be received	$391	$305	$1,378

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of September 1, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $530 and $512, respectively. These amounts relate to one pending case and seven settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our five operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Segment operating income excludes special charges, net and asset impairment charges. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Prior periods have been restated for the removal of the Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments. The net revenue and segment operating income of the industrial adhesives business acquired was recorded in our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. Upon completion of the fair value measurement, the assets of the industrial adhesives business acquired will also be assigned to our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior periods have been restated to reflect our segment presentation:

	13 Weeks Ended
	September 1, 2012			August 27, 2011
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$190,234	$14,229	$30,478	$124,289	$17,211	$20,018
Construction Products	37,590	25	1,299	35,264	306	1,541
EIMEA	177,493	2,225	6,269	117,118	2,592	6,221
Latin America Adhesives	39,572	—	3,310	36,182	174	1,291
Asia Pacific	55,646	3,289	1,613	50,218	2,776	1,890

Total	$500,535		$42,969	$363,071		$30,961

	39 Weeks Ended
	September 1, 2012			August 27, 2011
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$501,712	$43,615	$73,089	$354,268	$44,693	$52,104
Construction Products	109,763	234	4,919	100,566	481	3,724
EIMEA	482,087	6,581	22,302	339,633	7,908	15,428
Latin America Adhesives	113,724	—	9,426	104,182	738	4,851
Asia Pacific	165,698	11,339	4,486	143,891	7,121	5,273

Total	$1,372,984		$114,222	$1,042,540		$81,380

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended		39 Weeks Ended
	September 1,	August 27,	September 1,	August 27,
	2012	2011	2012	2011
Segment operating income	$42,969	$30,961	$114,222	$81,380
Special charges, net	(4,654)	—	(43,263)	—
Asset impairment charges	—	—	(671)	(332)
Other income (expense), net	(622)	1,716	25	1,931
Interest expense	(5,950)	(2,763)	(14,317)	(7,916)

Income from continuing operations before income taxes and income from equity method investments	$31,743	$29,914	$55,996	$75,063

Note 12: Income Taxes

As of September 1, 2012, we had a $5,204 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of September 1, 2012, we had accrued $886 of gross interest relating to unrecognized tax benefits. During the third quarter of 2012 our recorded liability for gross unrecognized tax benefits decreased by $138 excluding discontinued operations.

During the quarter, the statute of limitations for U.S. federal tax expired for the fiscal year ending November 29, 2008.

During the third quarter we released the valuation allowance in the amount of $7,390 associated with foreign tax credits generated in connection with specific corporate structure changes required to affect the sale of the Central America Paints business. During the third quarter, we determined that it is more likely than not that we will realize the benefit of these credits. We identified prudent and feasible tax planning strategies that will permit recognition of the tax benefit in future periods as we finalized our business structure and integration of the acquired business. The release of the valuation allowance resulted in a discrete tax benefit.

During the third quarter of 2012 we recorded a valuation allowance for $4,200 for the Brazil deferred tax assets as we determined that it is more likely than not that we will not realize the benefit of these deferred tax assets. We will continue to assess the profitability of our Brazilian legal entity as well as tax planning strategies to the extent feasible that may permit the recognition of the tax benefit in a future period.

Note 13: Goodwill

A summary of goodwill activity for the first nine months of 2012 is presented below:

Balance at December 3, 2011	$114,895
Forbo industrial adhesives acquisition	134,568
Currency impact	(7,796)

Balance at September 1, 2012	$241,667

Note 14: Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using:
Description	September 1, 2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,267	$28,267	$—	$—
Derivative assets	887	—	887	—
Interest rate swaps	9,452	—	9,452	—
Cash-flow hedges	6,309		6,309

Liabilities:
Derivative liabilities	$1,274	$—	$1,274	$—
Contingent consideration liability, continuing operations	1,866	—	—	1,866
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

During the nine months ended August 27, 2011, we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 related to the impairment of non-amortizable trademarks and trade names used in the abandoned resin products.

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

During the third quarter of 2012 we repurchased shares under this program with an aggregate value of $2,999. Of this amount, $100 reduced common stock and $2,899 reduced additional paid-in capital. There were no shares repurchased under this program during the first two quarters of 2012. During the third quarter of 2011 we repurchased shares under this program with an aggregate value of $2,499. Of this amount, $120 reduced common stock and $2,379 reduced additional paid-in capital. During the first nine months of 2011 we repurchased shares under this program, with an aggregate value of $7,494. Of this amount, $346 reduced common stock and $7,148 reduced additional paid-in capital.

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

Note 17: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya San. Tic A.S. (HBF Kimya) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Condensed Consolidated Balance Sheets. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of September 1, 2012 the redeemable non-controlling interest was:

Balance at December 3, 2011	$3,887
Net income attributed to redeemable non-controlling interest	148
Accretion adjustment to redemption value	1
Foreign currency translation adjustment	(239)

Balance at September 1, 2012	$3,797

Note 18: Subsequent Events

On September 10, 2012 we purchased Engent, Inc., a provider of manufacturing, research and development services to the electronics industry for approximately $8,000. This will add state-of-the-art development capabilities, testing resources and technical support infrastructure, which will increase our market knowledge and qualification capabilities in a wide range of microelectronic assembly technologies.

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

Net revenue in the third quarter of 2012 increased 37.9 percent over the third quarter of 2011. Organic sales growth, which we define as revenue growth due to changes in sales volume and selling prices, was a positive 5.0 percent compared to the third quarter of 2011. The organic sales growth consisted of 3.3 percent higher pricing and 1.7 percent increased sales volume. The weakening of the Euro and Australian dollar for the third quarter of 2012 compared to the third quarter of 2011 were the main drivers of the negative 5.1 percent currency effect compared to the U.S. dollar. Inclusion of the acquired business increased net revenue by $138.0 million. However, the generally lower margins generated by the acquired business was the primary reason for the 160 basis point decline in gross profit margin. Our SG&A expenses increased by 26.8 percent in the third quarter of 2012 compared to the same period last year, however, SG&A expenses as a percentage of net revenue decreased by 150 basis points. The increase in SG&A expense was primarily due to the inclusion of the acquired business. We have combined the acquisition of the acquired business and the EIMEA operating segment transformation into a single project which we refer to as the Business Integration Project. We incurred special charges, net of $4.7 million for costs related to the Business Integration Project in the third quarter of 2012.

Net income attributable to H.B. Fuller in the third quarter of 2012 was $83.3 million compared to $23.2 million in the third quarter of 2011. The 2012 net income attributable to H.B. Fuller includes $58.7 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. On a diluted earnings per share basis, the third quarter of 2012 was $1.64 per share compared to $0.47 per share for the same period last year.

For the first nine months of 2012 net revenue increased 31.7 percent compared to the first nine months of 2011. Organic sales growth was 7.3 percent with pricing up 6.6 percent and sales volume up 0.7 percent. Year-to-date organic sales growth was driven by the North America Adhesives, Construction Products, EIMEA and Latin America Adhesives operating segments with growth between 7.6 and 9.1 percent. The U.S. dollar strengthened against the Euro and Australian dollar and weakened against the Chinese renminbi resulting in a negative 2.8 percent currency effect on year-to-date net revenue. The inclusion of the acquired business increased net revenue by $283.4 million. However, the lower margins generated by the acquired business was the primary reason for the 80 basis point decline in gross profit margin. Year-to-date SG&A expenses increased by 23.4 percent compared to the same period last year, however, SG&A expenses as a percentage of net revenue decreased by 130 basis points . The increase in SG&A expense related to the inclusion of the acquired business. We incurred special charges, net in 2012 of $43.3 million for costs related to the Business Integration Project.

Year-to-date net income attributable to H.B. Fuller was $100.5 million compared to $62.7 million for the same period in 2011. The 2012 net income attributable to H.B. Fuller includes $57.4 million income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. On a diluted earnings per share basis, the first nine months of 2012 was $1.99 per share compared to $1.26 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net revenue	$500.5	$363.1	37.9%	$1,373.0	$1,042.5	31.7%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the third quarter and nine months compared to the same period in 2011:

	13 Weeks Ended	39 Weeks Ended
	September 1, 2012	September 1, 2012
Product pricing	3.3%	6.6%
Sales volume	1.7%	0.7%
Currency	(5.1%)	(2.8%)
Acquisitions	38.0%	27.2%

	37.9%	31.7%

Organic growth was 5.0 percent with increased product pricing of 3.3 percent and increased sales volume of 1.7 percent for the third quarter of 2012 compared to the same period last year. The organic growth was driven by strong growth in the North America Adhesives, Construction Products, EIMEA and LA Adhesives operating segments. The negative currency effects in the quarter were primarily the result of the weakening of the Euro and Australian dollar compared to the U.S dollar. The inclusion of the acquired business added $138.0 million to net revenue.

Year-to-date organic growth was 7.3 percent with increased product pricing of 6.6 percent and increased sales volume of 0.7 percent. All operating segments generated positive organic growth led by the North America Adhesives, EIMEA and Construction Products operating segments. The U.S. dollar strengthening against the Euro and the Australian dollar and weakening against the Chinese renminbi were the primary causes of the 2.8 percent negative currency impact. The acquired business increased net revenue by 27.2 percent.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
	September 1,	August 27,	2012 vs	September 1,	August 27,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Raw materials	$288.0	$206.4	39.5%	$789.6	$591.0	33.6%
Other manufacturing costs	78.2	53.7	45.6%	209.8	160.0	31.1%

Cost of sales	$366.2	$260.1	40.8%	$999.4	$751.0	33.1%
Percent of net revenue	73.2%	71.6%		72.8%	72.0%

The 40.8 percent increase in the cost of sales in the third quarter of 2012 compared to the third quarter of 2011 was driven by the inclusion of the acquired business. Cost of sales as a percentage of net revenue increased 160 basis points primarily due to lower margins currently generated by the acquired business partially offset by lower raw material costs. Improvement in the balance of supply and demand for several key feedstocks and benefits related to the integration of the acquired business resulted in lower raw material costs. We expect raw material costs to remain at third quarter exit levels through the end of this year.

Year-to-date cost of sales increased 33.1 percent and cost of sales as a percentage of net revenue increased 80 basis points compared to the prior year. The primary cause of these increases was the inclusion of the acquired business beginning in the second quarter of 2012. In the first six months of 2012, demand for raw materials within the adhesives industry and other competing markets increased resulting in raw material costs inflation. Despite the improved supply and demand dynamics in the third quarter of 2012 and benefits from the integration of the acquired business, year-to-date raw material costs were higher than the same period last year.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
	September 1,	August 27,	2012 vs	September 1,	August 27,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Gross profit	$134.3	$103.0	30.4%	$373.6	$291.6	28.1%
Percent of net revenue	26.8%	28.4%		27.2%	28.0%

Gross profit for the third quarter of 2012 increased by $31.3 million compared to the third quarter of 2011, however, gross profit margin declined by 160 basis points. The inclusion of the acquired business which currently generates lower margins relative to the legacy business was the primary reason for the lower margins. We continue to implement selling price increases and work to reformulate away from high cost raw materials to improve our gross profit margin.

Year-to-date gross profit increased $82.0 million compared to the same period in 2011. The gross profit margin declined by 80 basis points as a percentage of net revenue. Consistent with the third quarter analysis, the inclusion of the acquired business drove these results.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
SG&A	$91.4	$72.1	26.8%	$259.3	$210.2	23.4%
Percent of net revenue	18.3%	19.8%		18.9%	20.2%

SG&A expenses increased $19.3 million or 26.8 percent compared to the third quarter of 2011. This increase was attributable to the addition of the acquired business as SG&A expenses for the legacy business were flat year over year. The lower relative cost structure of the acquired business and the increased net revenue for the legacy business resulted in the 150 basis point decrease in SG&A expense as a percentage of net revenue.

Year-to-date SG&A expenses increased $49.1 million compared to the same period last year. However, SG&A expense as a percentage of net revenue decreased by 130 basis points primarily due to the lower cost structure of the acquired business and net revenue for the legacy business growing at a higher rate than SG&A expenses.

For the legacy business we make SG&A expense plans at the beginning of each fiscal year and, barring significant changes in business conditions or our outlook for the future, we maintain these spending plans for the entire year. Management routinely monitors our SG&A spending relative to these fiscal year plans for each operating segment and for the company overall. We feel it is important to maintain a consistent spending program in this area as many of the activities within the SG&A category such as the sales force, technology development, and customer service are critical elements of our business strategy. For the current year we have planned SG&A expenses to increase relative to last year by an amount slightly less than our expected growth in net revenue. Our analysis of the impact of our SG&A spending in the quarter and the year-to-date period is generally focused on spending variances that are significantly above or below this planned level.

Special charges, net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Special charges, net	$4.7	$—	NMP	$43.3	$—	NMP

NMP = Non-meaningful percentage

The following table provides detail of special charges, net:

($ in millions)	13 Weeks Ended September 1, 2012	39 Weeks Ended September 1, 2012
Acquisition and transformation related costs:
Professional services	$2.9	$22.4
Financing availability costs	—	4.3
Foreign currency option contract	—	0.8
Gain on foreign currency forward contracts	—	(11.6)
Other related costs	0.8	1.4
Restructuring costs:
Workforce reduction costs	0.1	23.6
Facility exit costs	0.9	2.4

Special charges, net	$4.7	$43.3

We completed the acquisition of the acquired business on March 5, 2012. The integration of this business will involve a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended September 1, 2012 and for the 39 weeks ended September 1, 2012, we incurred special charges, net of $4.7 million and $43.3 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $2.9 million for the 13 weeks ended September 1, 2012 and $22.4 million for the 39 weeks ended September 1, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. For the 39 weeks ended September 1, 2012, we also incurred other costs related to the acquisition of the acquired business including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. When the acquisition closed on March 5, 2012, the forward currency contracts were settled at a rate of 1.09385 USD/CHF. For the nine months ended September 1, 2012, the net gain on the forward currency contracts was $11.6 million which partially offset other acquisition and transformation related costs.

During the 13 weeks ended September 1, 2012, we incurred facility exit costs of $0.9 million and other costs of $0.8 million related to the Business Integration Project. For the 39 weeks ended September 1, 2012, we incurred workforce reduction costs of $23.6 million, facility exit costs of $2.4 million and other costs of $1.4 million related to the Business Integration Project.

The Business Integration Project is a broad-based transformation plan involving all major processes in three of our existing operating segments. The integration strategy and execution plan is unique for each operating segment reflecting the differences within the legacy operating segments as well as differences within the acquired business in each geographic region. In the North America Adhesives operating segment, the integration work is essentially a consolidation of two similar businesses. The customer facing portion of the two businesses (sales, marketing and technical) has been combined into a new, streamlined organization that is designed to be more efficient and more responsive to customer needs. The production capacity of the two organizations will be optimized mostly by transferring volume from the acquired business to existing facilities within the legacy North America Adhesives operating segment. Since capacity already exists within the receiving facilities, the capital investment required to transfer this production and the time required to affect these transfers will be minimized.

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

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pre-tax profit improvement benefits aggregating $90.0 million when the various integration activities are completed in 2014. By 2015, the Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Some of the initiatives, such as raw material cost reductions, will deliver more immediate benefits while other initiatives, such as facility closures, will take longer to implement and the related cost savings will be achieved later in the project. Taking the expected impact of all initiatives into account, the profit improvement benefits from the project and the resulting improvement in EBITDA margin should occur in generally equal increments over the current and subsequent 9 fiscal quarters.

The total costs to achieve these benefits are expected to be approximately $121.0 million of which $50.8 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $70.2 million will occur over the next several quarters through the end of 2014. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of September 1, 2012
($ in millions)	Costs Incurred Inception-to-Date	Expected Costs Remaining	Expected Costs Total
Acquisition and transformation related costs	$23.4	$11.6	$35.0
Other related costs	1.4	8.6	10.0
Work force reduction costs	23.6	29.4	53.0
Cash facility exit costs	0.3	16.7	17.0
Non-cash facility exit costs	2.1	3.9	6.0

Business Integration Project	$50.8	$70.2	$121.0

The remaining expected Business Integration Project costs of $70.2 million will be incurred over several quarters as the measures are implemented, and will total approximately $15.3 million in the remainder of fiscal year 2012, approximately $38.1 million in fiscal year 2013 and approximately $16.8 million in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

The capital expenditures related to the Business Integration Project will be in large part included as part of our annual capital spending program which would normally run approximately $40.0 million per year for the legacy business and an additional $10.0 million per year for the acquired business. Overall, we expect our normal annual capital spending program of approximately $50.0 million per year to increase to approximately $65.0 million per year for the years 2013 and 2014. This capital spending program will be funded from the operating cash flows of the business over the projects timeframe and if necessary, from available cash and short-term borrowing.

During the third quarter we achieved cost savings of $2.1 million related to workforce reductions and $0.2 million related to facility closures and consolidations. EBITDA margin for the third quarter of 11.5 percent exceeded our plan. Year-to-date cost savings related to workforce reductions and facility closures and consolidations were $3.4 million and $0.2 million, respectively. The above cost savings represent benefits from selected activities included in the Business Integration Project, thus, these savings will not accumulate to the total targeted benefits previously discussed.

Going forward, we plan to report our progress on achieving our profit improvement initiatives each quarter. We will focus on three key metrics which capture the bulk of the business integration project objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation, and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. In addition, the costs to achieve these benefits will be reported relative to the $121.0 million total expected cost estimate in each reporting period.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22.4 million related to these actions. In May 2012, we approved an additional plan for the integration of the acquired business in our EIMEA operating segment, including the closure of three additional production facilities located in Chatteris, United Kingdom; Pirmasens, Germany and Vigo, Spain. We expect to incur additional exit costs of approximately $51.1 million related to these actions. The total exit costs of $73.5 million for this portion of the Business Integration Project include expenditures of approximately $49.0 million primarily for severance and employee related costs, approximately $19.4 million for other associated cash costs primarily related to facility shut downs and non-cash charges of approximately $5.1 million, primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter and is expected to be completed by the end of fiscal year 2014.

In April 2012, we approved a plan for the integration of the acquired Forbo business in our North America Adhesives operating segment, including the closure of six production facilities located in North America. We expect to incur exit costs of approximately $12.7 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $5.0 million for severance and related employee costs and approximately $7.7 million for other associated cash costs, primarily related to facility shutdowns. This portion of the Business Integration Project began in the second quarter and is expected to be completed by the end of fiscal year 2013.

Asset impairment charges:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Asset impairment charges	$—	$—	NMP	$0.7	$0.3	NMP

NMP = Non-meaningful percentage

In the second quarter of 2012, we recorded asset impairment charges of $0.7 million to write down the value of one of our cost basis investments to fair value. During 2011, we discontinued production of the polymer used in certain resin products and recognized asset impairment charges of $0.3 million related to the impairment of trademarks and trade names used in connection with the abandoned resin products.

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Other income (expense), net	$(0.6)	$1.7	NMP	$—	$1.9	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2012 included $0.3 million of interest income offset by a $1.5 million of currency translation and re-measurement losses. Other income in the third quarter of 2011 included $1.4 million of gains on sales of fixed assets and interest income of $0.5 million offset by currency translation and re-measurement losses of $0.6 million.

For the first nine months of 2012, other income (expense), net included $1.2 million of interest income offset by $1.4 million of currency translation and re-measurement losses and net financing costs of $0.4 million. In the first nine months of 2011 other income (expense), net included $1.4 million of interest income, $1.9 million gain on sale of assets and $1.8 million of currency translation and re-measurement losses.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Interest expense	$6.0	$2.8	115.3%	$14.3	$7.9	80.9%

Interest expense in the third quarter of 2012 and for the first nine months ended September 1, 2012 compared to same periods last year was higher due to increased debt obtained to purchase the acquired business on March 5, 2012.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Income taxes	$9.4	$9.8	(4.8%)	$19.3	$23.5	(17.8%)
Effective tax rate	29.5%	32.9%		34.4%	31.3%

Income tax expense of $9.4 million in the third quarter of 2012 includes $5.7 million of discrete tax expenses and $8.0 million tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 32.2 percent. Without discrete tax expense of $0.3 million in the third quarter of 2011, the overall effective tax rate was 30.3 percent. The increase in the rate was due primarily to an increase in the forecasted mix of earnings in jurisdictions with higher tax rates.

During the third quarter we released the valuation allowance in the amount of $7.4 million associated with foreign tax credits generated in connection with specific corporate structure changes required to affect the sale of the Central America Paints business. During the third quarter, we determined that it is more likely than not that we will realize the benefit of these credits. We identified prudent and feasible tax planning strategies that will permit recognition of the tax benefit in future periods as we finalized our business structure and integration of the acquired business. The release of the valuation allowance resulted in a discrete tax benefit.

During the third quarter of 2012 we recorded a valuation allowance for $4.2 million for the Brazil deferred tax assets as we determined that it is more likely than not that we will not realize the benefit of these deferred tax assets. We will continue to assess the profitability of our Brazilian legal entity as well as tax planning strategies to the extent feasible that may permit the recognition of the tax benefit in a future period.

Income from equity method investments:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Income from equity method investments	$2.2	$2.1	6.1%	$6.6	$6.4	2.1%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Income from discontinued operations, net of tax:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Income from discontinued operations, net of tax	$58.7	$1.2	NMP	$57.4	$4.4	NMP

NMP = Non-meaningful percentage

The income from discontinued operations, net of tax, relates to the results of operations and the gain on the sale of the Central America Paints business, which we sold on August 6, 2012. See Note 2 to the Condensed Consolidated Financial Statements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net (income) loss attributable to non-controlling interests	$(0.1)	$(0.2)	NMP	$(0.2)	$0.2	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to a 10 percent redeemable non-controlling interest in HBF Kimya in 2012 and the 20 percent holding that Sekisui Chemical had in our China entities in 2011.

On December 3, 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net income attributable to H.B. Fuller	$83.3	$23.2	258.6%	$100.5	$62.7	60.3%
Percent of net revenue	16.6%	6.4%		7.3%	6.0%

The net income attributable to H.B. Fuller for the third quarter of 2012 was $83.3 million compared to $23.2 million for the third quarter of 2011. The third quarter of 2012 included $4.7 million of special charges, net ($4.0 million after tax) for costs related to the Business Integration Project and $58.7 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. The third quarter of 2011 included $1.2 million of income from discontinued operations, net of tax. The diluted earnings per share for the third quarter of 2012 was $1.64 per share compared to $0.47 per share for the third quarter of 2011.

The net income attributable to H.B. Fuller for the first nine months of 2012 was $100.5 million compared to $62.7 million for first nine months of 2011. The first nine months of 2012 included $43.3 million of special charges, net ($35.1 million after tax) for costs related to the Business Integration Project and $57.4 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. The first nine months of 2011 included $4.4 million of income from discontinued operations, net of tax. The diluted earnings per share for the first nine months of 2012 was $1.99 per share compared to $1.26 per share for the same period last year.

Operating Segment Results

Our operations are managed through five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Prior periods have been restated for the removal of the Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining five reportable operating segments. The acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG was recorded in our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

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

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	September 1, 2012		August 27, 2011		September 1, 2012		August 27, 2011
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$190.2	38%	$124.3	34%	$501.7	37%	$354.2	34%
Construction Products	37.6	8%	35.3	10%	109.8	8%	100.6	10%
EIMEA	177.5	35%	117.1	32%	482.1	35%	339.6	32%
Latin America Adhesives	39.6	8%	36.2	10%	113.7	8%	104.2	10%
Asia Pacific	55.6	11%	50.2	14%	165.7	12%	143.9	14%

Total	$500.5	100%	$363.1	100%	$1,373.0	100%	$1,042.5	100%

Segment Operating Income:

	13 Weeks Ended				39 Weeks Ended
	September 1, 2012		August 27, 2011		September 1, 2012		August 27, 2011
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$30.5	71%	$20.0	64%	$73.1	64%	$52.1	64%
Construction Products	1.3	3%	1.5	5%	4.9	4%	3.7	5%
EIMEA	6.3	14%	6.2	20%	22.3	20%	15.4	19%
Latin America Adhesives	3.3	8%	1.4	5%	9.4	8%	4.9	6%
Asia Pacific	1.6	4%	1.9	6%	4.5	4%	5.3	6%

Total	$43.0	100%	$31.0	100%	$114.2	100%	$81.4	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Segment operating income	$43.0	$31.0	$114.2	$81.4
Special charges, net	(4.7)	—	(43.3)	—
Asset impairment charges	—	—	(0.7)	(0.3)
Other income (expense), net	(0.6)	1.7	0.1	1.9
Interest expense	(6.0)	(2.8)	(14.3)	(7.9)

Income from continuing operations before income taxes and income from equity method investments	$31.7	$29.9	$56.0	$75.1

North America Adhesives

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net revenue	$190.2	$124.3	53.1%	$501.7	$354.2	41.6%
Segment operating income	$30.5	$20.0	52.3%	$73.1	$52.1	40.3%
Segment profit margin %	16.0%	16.1%		14.6%	14.7%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended September 1, 2012 vs August 27, 2011	39 Weeks Ended September 1, 2012 vs August 27, 2011
Organic growth	5.2%	8.0%
Currency	(0.4%)	(0.3%)
Acquisition	48.3%	33.9%

Total	53.1%	41.6%

Net revenue increased 53.1 percent in the third quarter of 2012 compared to the third quarter of 2011. The organic revenue growth was driven by a 5.7 percent increase in pricing offset by a 0.5 percent decrease in sales volume compared to last year. The acquired business added approximately $60.1 million to net revenue. The increase in pricing reflected the cumulative impact of price increases implemented to offset raw material cost inflation. Sales volume remains stable as we are holding market share in a generally sluggish end market demand environment. Segment operating income increased by 52.3 percent in the quarter, but segment profit margin decreased by 10 basis points. Raw material cost as a percentage of net revenue increased by 110 basis points in the quarter due to the inclusion of the acquired business which currently generates lower margins relative to the legacy business. Conversely, the lower cost structure of the acquired business is the primary driver of the 50 basis point reduction in SG&A cost as a percentage of net revenue.

Year-to-date, net revenue increased 41.6 percent compared to 2011. Organic revenue increased 8.0 percent with product prices up 9.9 percent and sales volume down 1.9 percent. Product pricing has increased across all of our operating segments over the past year as we have raised prices to offset significant raw material cost inflation over the same time period. Sales volume remains relatively stable, however third quarter year over year sales volume development represents continued improvement compared to the first and second quarters of the year. Overall, we believe we are maintaining our market share as end market demand for the markets we serve remains relatively flat. Segment operating income for the year-to-date period is up 40.3 percent while segment profit margin declined 10 basis points. Raw material cost as a percentage of net revenue increased by about 210 basis points. This percentage was flat year over year for the legacy business, thus, all of the deterioration in this ratio is attributable to the inclusion of the lower margin acquired business. Manufacturing costs for the business declined as a percentage of net revenue partially offsetting the negative impact of higher raw material costs as a percentage of net revenue. Lower SG&A costs as a percentage of net revenue of the acquired business further improved segment profit margin by approximately 60 basis points.

Construction Products

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net revenue	$37.6	$35.3	6.6%	$109.8	$100.6	9.1%
Segment operating income	$1.3	$1.5	(15.6%)	$4.9	$3.7	32.1%
Segment profit margin %	3.5%	4.4%		4.5%	3.7%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended September 1, 2012 vs August 27, 2011	39 Weeks Ended September 1, 2012 vs August 27, 2011
Organic growth	6.6%	9.1%

Net revenue was up 6.6 percent in the third quarter of 2012 driven by a 5.1 percent increase in volume combined with a 1.5 percent increase in pricing compared to last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Higher pricing has been implemented over the past year to partially mitigate raw material cost increases. During the third quarter of 2012, certain one time transition costs were incurred for the expansion into additional territories with certain key retail partners. These costs reduced gross margin in the third quarter by 139 basis points. Segment operating income decreased by 15.6 percent and segment profit margin decreased by 90 basis points in the quarter. Raw material and manufacturing costs as a percent of net revenue increased 140 and 90 basis points, respectively, in the current quarter relative to the prior year. Higher raw material costs and one time transition costs, associated with market share gains in retail, are the principle factors for the reduction in margin. SG&A increased slightly in dollars, but declined 70 basis points as a percentage of net revenue.

Year-to-date, net revenue increased 9.1 percent compared to last year, with sales volume up 6.4 percent and product pricing up 2.7 percent. Product pricing was higher due to the cumulative impact of pricing actions taken over the past year to offset raw material inflation. The increase in sales volume was primarily attributed to market share gains with several key retail partners. We believe overall end market demand in the market segments we serve remained flat relative to last year so our sales volume growth represented net market share improvement. During the third quarter of 2012, certain one time transition costs were incurred for the expansion into additional territories with certain key retail partners. These costs reduced our year-to-date gross margin by 47 basis points. There were no comparable expansion related costs for the first three quarters of 2011. Raw material costs as a percentage of net revenue increased by 130 basis points in the first nine months of this year compared to the prior year as price increases did not fully offset the inflation in raw material costs. However, segment profit margin increased from 3.7 percent last year to 4.5 percent this year, an 80 basis point improvement, as SG&A expenses declined as a percentage of net revenue, more than offsetting the lower spread between product price and raw material costs. SG&A expenses increased compared to the prior year but the increase was significantly less than the increase in net revenue for the period and in line with our annual spending plans for these cost categories.

EIMEA

	13 Weeks Ended			39 Weeks Ended
($ in millions)	September 1, 2012	August 27, 2011	2012 vs 2011	September 1, 2012	August 27, 2011	2012 vs 2011
Net revenue	$177.5	$117.1	51.6%	$482.1	$339.6	41.9%
Segment operating income	$6.3	$6.2	0.8%	$22.3	$15.4	44.6%
Segment profit margin%	3.5%	5.3%		4.6%	4.5%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended September 1, 2012 vs August 27, 2011	39 Weeks Ended September 1, 2012 vs August 27, 2011
Organic growth	7.6%	8.9%
Currency	(14.4%)	(8.7%)
Acquisitions	58.4%	41.7%

Total	51.6%	41.9%

Net revenue increased 51.6 percent in the third quarter of 2012 compared to the third quarter of 2011. Organic growth of 7.6 percent was driven by a 5.1 percent increase in sales volume and a 2.5 percent increase in pricing. The weaker Euro compared to the U.S. dollar resulted in a 14.4 percent decrease in net revenue. The acquired business contributed $68.4 million of net revenue in the third quarter of 2012. Sales volume was flat in core Europe reflecting the generally soft end market conditions across most of the region. Significant volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 0.8 percent and segment profit margin was down 180 basis points compared to the third quarter last year. Raw material cost as a percentage of net revenue increased by 190 basis points in the third quarter. Raw material cost as a percentage of net revenue for the legacy business increased 40 basis points compared to last year. Thus, the majority of the deterioration was attributable to the inclusion of the acquired business which currently has lower profit margin than the legacy business. Similarly, the inclusion of the acquired business which currently generates lower margins relative to the legacy business was the primary cause of the 80 basis point increase in manufacturing costs. These unfavorable changes were offset to a small extent by lower SG&A costs as a percentage of net revenue compared to last year.

Year-to-date, net revenue was up 41.9 percent with organic revenue up 8.9 percent. Organic revenue growth reflected an increase in product prices of 6.2 percent and sales volume growth of 2.7 percent. The weaker Euro relative to the US dollar decreased net revenue by 8.7 percent for the year-to-date. The acquired business added 41.7 percent to year-to-date net revenue, all in the second and third quarters. Year-to-date sales volume growth was consistent with the geographical dynamics discussed in the third quarter. Segment operating income increased 44.6 percent relative to last year and segment profit margin increased 10 basis points. Raw material cost as a percentage of net revenue increased 90 basis points for the year-to-date period. The reduction in SG&A cost as a percentage of net revenue was driven by the inclusion of the acquired business that carries a lower SG&A cost structure as well as the fact that SG&A costs of the legacy business increased at a lower rate than organic revenue partially offset the lower spread between sales and raw material cost.

Latin America Adhesives

	13 Weeks Ended			39 Weeks Ended
	September 1,	August 27,	2012 vs	September 1,	August 27,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Net revenue	$39.6	$36.2	9.4%	$113.7	$104.2	9.2%
Segment operating income	$3.3	$1.4	156.3%	$9.4	$4.9	94.3%
Segment profit margin %	8.4%	3.6%		8.3%	4.7%

The following tables provide details of the Latin America Adhesives net revenue variances:

	13 Weeks Ended September 1, 2012 vs August 27, 2011	39 Weeks Ended September 1, 2012 vs August 27, 2011
Organic growth	7.0%	7.6%
Acquisition	2.4%	1.6%

Total	9.4%	9.2%

Net revenue increased 9.4 percent in the third quarter of 2012 compared to the third quarter of 2011. Organic revenue growth was driven by a 4.3 percent increase in sales volume and a 2.7 percent increase in pricing due to actions taken over the past year. In addition, net revenue increased $0.9 million from the acquired business. Raw material costs as a percentage of net revenue declined by 210 basis points relative to last year. The spread between average selling price and raw material costs has increased as product pricing actions have exceeded raw material cost inflation. Raw material cost trends in this operating segment continue to be more favorable relative to other operating segments due to this region using a higher proportion of natural sourced resins in product formulations. These natural sourced resins have recently had relatively greater availability and lower prices compared to hydrocarbon based resins that provide similar functionality. SG&A expenses decreased 220 basis points relative to the prior year as a percentage of net revenue and were generally in line with our operating plan for these expenses.

Year-to-date, net revenue was up 9.2 percent with product pricing up 6.2 percent and sales volume up 1.4 percent. The acquired business added an additional 160 basis points to net revenue growth. Sales volume improved in the third quarter after a slight decline in the second quarter. We believe this volume development continues to reflect generally stable end market conditions and stable market share in our key market segments. The year-to-date raw material costs are lower as a percentage of net revenue than the same period last year by 280 basis points, as discussed in the third quarter analysis provided above. SG&A costs increased in the year-to-date period but at a rate less than the growth in net revenue resulting in a 360 basis point increase in segment profit margin.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
	September 1,	August 27,	2012 vs	September 1,	August 27,	2012 vs
($ in millions)	2012	2011	2011	2012	2011	2011
Net revenue	$55.6	$50.2	10.8%	$165.7	$143.9	15.2%
Segment operating income	$1.6	$1.9	(14.7%)	$4.5	$5.3	(14.9%)
Segment profit margin %	2.9%	3.8%		2.7%	3.7%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended September 1, 2012	39 Weeks Ended September 1, 2012
	vs August 27, 2011	vs August 27, 2011
Organic growth	(4.3%)	0.5%
Currency	(2.2%)	0.8%
Acquisition	17.3%	13.9%

Total	10.8%	15.2%

Net revenue increased 10.8 percent compared to last year with essentially all of the growth coming from the acquired business. Organic revenue declined 4.3 percent in the quarter reflecting a 0.8 percent increase in pricing offset by a 5.1 percent reduction in sales volume. Price levels have increased over the past year to recover ongoing raw material cost inflation. Sales volume continued to be weak in the third quarter of 2012 due to several factors. China continued to post volume growth, but the growth rate slowed as end market conditions softened. In Australia, our sales volume was down relative to last year as we maintained market share while end market demand remained weak in the markets we serve. In Southeast Asia, our volume was also down due to generally less robust end market conditions and the loss of some market share as we work to strategically shift our business toward higher value products. Segment operating income declined by $0.3 million in the quarter and segment profit margin declined by 90 basis points. Raw material costs as a percentage of net revenue increased by 150 basis points in the third quarter as significant improvements in this ratio in the legacy business were more than offset by the inclusion of the low margin acquired business. All other costs had only minor impacts on segment operating income levels and the segment profit margin.

Year-to-date net revenue was up 15.2 percent with 13.9 percent of the increase attributed to the addition of the acquired business. Organic revenue growth of 0.5 percent was comprised of a 2.5 percent increase in pricing and 2.0 percent decline in sales volume. The reasons for the changes in price and volume in the year-to-date period are the same reasons presented in the third quarter discussion. Year-to-date, segment operating income was down $0.8 million and segment profit margin was down 100 basis points. The causes of these changes for the year-to-date are as discussed in the analysis of the third quarter.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of September 1, 2012 were $207.7 million compared to $154.6 million as of December 3, 2011 and $149.1 million as of August 27, 2011. Of the $207.7 million in cash and cash equivalents as of September 1, 2012, $175.3 million was held outside the United States. Total long and short-term debt was $532.5 million as of September 1, 2012, $232.3 million as of December 3, 2011 and $238.1 million as of August 27, 2011. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 40.1 percent as of September 1, 2012 compared to 24.8 percent as of December 3, 2011 and 24.2 percent as of August 27, 2011. The higher ratio as of September 1, 2012 compared to December 3, 2011 and August 27, 2011 was due to higher quarter-end debt levels.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. operations and U.S. capital spending and U.S. pension and other post retirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. In the third quarter of 2012, we prepaid $80.0 million of long-term debt with the proceeds from the sale of our Central America Paints business, to reduce outstanding debt. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. On March 5, 2012 we amended the financial covenants of the 2009 note purchase agreement (Senior Notes, Series A through D) and the 2006 term loan agreement to conform to the financial covenants of the note purchase agreement (Senior Notes, Series E) and credit agreement entered into on March 5, 2012. For additional information, see our Form 8-K dated March 5, 2012. At September 1, 2012, we were in compliance with all covenants of our contractual obligations as shown in the following table:

($ in millions) Covenant	Debt Instrument	Measurement	Result as of September 1, 2012
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	13.7

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.2

•	TTM = Trailing 12 months

•

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of the Company’s Europe, India, Middle East and Africa operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2012. Included in these obligations is the following scheduled debt payment:

•	$7.5 million payment on term loans, due September 30, 2012, was paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	September 1, 2012	August 27, 2011
Net working capital as a percentage of annualized net revenue[1]	18.6%	16.9%
Accounts receivable DSO[2]	56 Days	55 Days
Inventory days on hand[3]	55 Days	55 Days
Free cash flow[4]	$35.0 million	$17.9 million
Total debt to total capital ratio[5]	40.1%	24.2%

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

ROIC was introduced because we believe it provides a true measure of return on capital invested, it is a better way to internally measure performance and it is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of September 1, 2012	as of August 27, 2011
Gross profit	$485.7	$381.8
Selling, general and administrative expenses	(334.7)	(274.0)
Income taxes at effective rate	(41.8)	(32.6)
Income from equity method investments	9.1	9.0

Total return	$118.3	$84.2

Total invested capital	1,330.1	990.2

Return on invested capital	8.9%	8.5%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	39 Weeks Ended
	September 1,	August 27,
($ in millions)	2012	2011
Net cash provided by operating activities	$65.4	$51.1

Net income from continuing operations was $43.3 million in the first nine months of 2012 compared to $58.0 million in the first nine months of 2011. Depreciation and amortization expense totaled $40.8 million in the first nine months of 2012 compared to $28.5 million in the first nine months of 2011. Accrued compensation was a source of cash of $6.2 million in 2012 compared to a use of cash of $7.4 million in 2011 and other liabilities was a source of cash of $11.0 million in 2012 and a use of cash of $1.8 million in 2011. The larger source of cash in 2012 is related to the accrual of severance and other related costs as part of our Business Integration Project that have not been paid at the end of the third quarter. Other assets was a source of cash in 2012 of $1.6 million compared to $5.4 million last year. Income taxes payable was a source of cash of $6.8 million in 2012 compared to a source of cash of $3.4 million in 2011.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $48.0 million compared to a use of cash of $26.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
	September 1,	August 27,
($ in millions)	2012	2011
Trade receivables, net	$(19.9)	$(15.7)
Inventory	(28.6)	(43.5)
Trade payables	0.5	32.3

Total cash flow impact	$(48.0)	$(26.9)

•

Trade Receivables, net – Trade Receivables, net were a use of cash of $19.9 million in 2012 compared to a use of cash of $15.7 million in 2011. The higher use of cash in 2012 is related to the higher net revenue and higher DSO. The DSO was 56 days at September 1, 2012 and 55 days at August 27, 2011.

•

Inventory – The use of cash of $28.6 million in 2012 and $43.5 million in 2011 were both related to the downward management of our inventory in the fourth quarter of 2011 and 2010. The higher use of cash in 2011 was related to the higher raw material costs and the purchases of inventory based on availability instead of forecasted usage. Inventory days on hand were 55 days as of September 1, 2012 and August 27, 2011.

•

Trade Payables – For the first nine months of 2012 and 2011 trade payables was a source of cash of $0.5 million and $32.3 million, respectively. The lower 2012 source of cash compared to 2011 was due to the rapid increase in inventory in the first quarter of 2012 then decreasing levels during the second and third quarters and the purchase of inventory based on availability instead of forecasted usage in 2011.

Cash Flows from Investing Activities from Continuing Operations:

	39 Weeks Ended
	September 1,	August 27,
($ in millions)	2012	2011
Net cash used in investing activities	$(421.7)	$(26.2)

Purchases of property, plant and equipment were $18.2 million in the first nine months of 2012 compared to $22.4 million for the same period of 2011. We acquired the global industrial adhesives business of Forbo Holding AG in 2012 for $404.7 million and Liquamelt Corp in 2011 for $6.0 million.

Cash Flows from Financing Activities from Continuing Operations:

	39 Weeks Ended
	September 1,	August 27,
($ in millions)	2012	2011
Net cash provided by (used in) financing activities	$289.5	$(27.4)

Proceeds from long-term debt in the first nine months of 2012 were $584.2 million of which $400.0 million was used for financing the acquisition. In the first nine months of 2011 we had proceeds from long-term debt of $167.0 million. Repayments of long-term debt were $284.8 million in the first nine months of 2012 compared to $183.9 million for the same period of 2011. Cash generated from the exercise of stock options was $6.7 million and $5.8 million for the first nine months of 2012 and 2011, respectively. The higher 2012 cash generated from the exercise of stock options was mainly due to the higher average stock price. Repurchases of common stock were $4.3 million in the first nine months of 2012 compared to $8.2 million in the same period of 2011. The higher 2011 repurchases of common stock were primarily due to $7.5 million of repurchases from our 2010 share repurchase program compared to $3.0 million in 2012.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
	June 2,	May 28,
($ in millions)	2012	2011
Cash provided by operating activities of discontinued operations	$4.1	$11.0
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	$118.8	$(1.2)

Net cash provided by discontinued operations	$122.9	$9.8

Cash flows from discontinued operations includes the proceeds from the sale of $118.6 million in 2012 and cash generated from operations and investing activities of the Central America Paints business.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of September 1, 2012 would be approximately $1.4 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first nine months of 2012. Principal foreign currency exposures relate to the Euro, Canadian dollar, Australian dollar, British pound sterling, Japanese yen, Swiss franc, Argentine peso, Brazilian real, Chilean peso, Columbian peso, Chinese renminbi, Indian rupee and Mexican peso.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2012, and foreign currency balance sheet positions as of September 1, 2012, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $3.4 million or $0.07 per diluted share.

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

For the nine months ended September 1, 2012, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). We acquired the industrial adhesives business of Forbo Holding AG in the second quarter of 2012 and it represented approximately 28 percent of our total assets as of September 1, 2012. As the acquisition occurred in the second quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired business. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of September 1, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of September 1, 2012, $0.8 million was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $1.3 million, inclusive of the existing accrual of $0.8 million.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of September 1, 2012, we had reserved $2.0 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2.7 million, inclusive of the existing accrual of $2.0 million. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2.2 million with insurers paying $1.2 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $0.3 million with insurers expected to pay $0.2 million. There were no contributions or insurance payments during the first nine months of 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	39 Weeks Ended September 1, 2012	39 Weeks Ended August 27, 2011	3 Years Ended December 3, 2011
Lawsuits and claims settled	9	5	18
Settlement amounts	$0.5	$0.4	$1.8
Insurance payments received or expected to be received	$0.4	$0.3	$1.4

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of September 1, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $0.5 million and $0.5 million, respectively. These amounts relate to one pending case and seven settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
June 3, 2012—July 7, 2012	—	$—	—	$92,509
July 8, 2012—August 4, 2012	100,710	$29.99	100,000	$89,510
August 5, 2012—September 1, 2012	—	$—	—	$89,510

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –James R. Giertz
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –James R. Giertz
101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: October 5, 2012	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – James R. Giertz
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –James R. Giertz
101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.