Form 10-K
period 2012-12-01
FULLER H B CO
filed 2013-01-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 2, 2012 was approximately $1,437,657,442 (based on the closing price of such stock as quoted on the New York Stock Exchange of $29.98 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,944,727 as of January 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2013.

H.B. FULLER COMPANY

2012 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 40 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation and textiles. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. We have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grout, sealants and related products. These products are sold primarily in our Construction Products operating segment.

Recent Acquisitions and Divestitures

On March 5, 2012 we completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG for 370.0 million Swiss francs or $404.7 million. We acquired the Forbo Group subsidiaries that operate the industrial adhesives business and directly purchased certain assets used in the industrial adhesives business that were not owned by the former Forbo Group subsidiaries on a cash-free and debt-free basis. The Forbo industrial adhesives business acquired is known for the breadth of its product line in all of our core markets, particularly packaging and durable assembly. The acquisition gives us added product technology, people and skills that will enhance the competitiveness of our business. The global industrial adhesives business acquired operated 17 manufacturing facilities in 10 countries and employed more than 1,100 people globally. The acquired business is being integrated into our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. The integration involves a significant amount of restructuring and capital investment to optimize the new combined operating segments. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”.

On September 10, 2012 we acquired the outstanding shares of Engent, Inc., a provider of manufacturing, research and development services to the electronics industry, based in Norcross, Georgia for $7.9 million. The acquisition added state-of-art development capabilities, testing resources and technical support infrastructure, which increased our capabilities in a wide range of microelectronic assembly technologies.

On August 6, 2012 we sold our Central America Paints business for cash proceeds of $118.5 million and recorded a gain of $66.2 million ($51.1 million, net of tax). After the sale of our Central America Paints business, we now have five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Prior periods have been restated for the removal of our Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments.

Operating Segment Information

Our business is reported in five operating segments: North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives and Asia Pacific. As a percentage of total net revenue by operating segment, North America Adhesives was 36 percent, Construction Products 8 percent, EIMEA 36 percent, Latin America Adhesives 8 percent and Asia Pacific 12 percent.

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

The Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.), heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.). Construction Product sales are made primarily through distributors and to a lesser extent big box retailers and a direct sales force.

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

The Asia Pacific operating segment is similar to that of the North America Adhesives operating segment, with one exception. The Asia Pacific operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers. Other adhesives sales are made through a direct sales force and distributors.

Financial information with respect to our operating segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2012, we had sales offices and manufacturing plants in 22 countries outside the United States and satellite sales offices in another 18 countries.

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

Competition

Many of our markets are highly competitive. However, we compete effectively due to the quality and breadth of our adhesives, sealants and specialty chemical portfolio and the experience and expertise of our commercial organizations. Within the adhesives and other specialty chemical markets, we believe few suppliers have comparable global reach and corresponding ability to deliver quality and consistency to multinational customers. Our competition is made up generally of two types of companies: (1) similar multinational suppliers and (2) regional or specialty suppliers that typically compete in only one region or within a narrow geographic area within a region. The multinational competitors typically maintain a broad product offering and range of technology, while regional or specialty companies tend to have limited or more focused product ranges and technology.

Principal competitive factors in the sale of adhesives and other specialty chemicals are product performance, supply assurance, technical service, quality, price and customer service.

Customers

We have cultivated strong, integrated relationships with a diverse set of customers worldwide. Our customers are among the technology and market leaders in consumer goods, construction, and industrial markets. We pride ourselves on long-term, collaborative customer relationships and a diverse portfolio of customers in which no single customer accounted for more than 10 percent of consolidated net revenue.

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

Backlog

No significant backlog of unfilled orders existed at December 1, 2012 or December 3, 2011.

Raw Materials

We use several principal raw materials in our manufacturing processes, including tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials.

The majority of our raw materials are petroleum/natural gas based derivatives. Under normal conditions, raw materials are available on the open market. Prices and availability are subject to supply and demand market mechanisms. Raw material costs are primarily determined by the balance of supply against the aggregate demand from the adhesives industry and other industries that use the same raw material streams. The cost of crude oil and natural gas, the primary feedstocks for our raw materials, can also impact the cost of our raw materials.

Patents, Trademarks and Licenses

Much of the technology we use in our products and manufacturing processes is available in the public domain. For technology not available in the public domain, we rely on trade secrets and patents when appropriate to protect our competitive position. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents.

We enter into agreements with many employees to protect rights to technology and intellectual property. Confidentiality commitments also are routinely obtained from customers, suppliers and others to safeguard proprietary information.

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Adalis®, Clarity®, Sesame®, TEC®, Plasticola®, Foster®, Rakoll®, Rapidex®, Full-CareTM, Liquamelt®, Thermonex® and Tile-Perfect® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

Research and Development

Our investment in research and development creates new and innovative adhesive technology platforms, enhances product performance, ensures a competitive cost structure and leverages available raw materials. New product development is a key research and development outcome, providing higher-value solutions to existing customers or meeting new customers’ needs. Projects are developed in local laboratories in each region, where we understand our customer base the best. Platform developments are coordinated globally through our network of laboratories.

Through designing and developing new polymers and new formulations, we expect to continue to grow in our current markets. We also develop new applications for existing products and technologies, and improve manufacturing processes to enhance productivity and product quality. Research and development efforts are closely aligned to customer needs, but we do not engage in customer sponsored activities. We foster open innovation, seek supplier-driven new technology and use relationships with academic and other institutions to enhance our capabilities.

Research and development expenses were $21.3 million, $20.8 million and $19.1 million in 2012, 2011 and 2010, respectively. Research and development costs are included in selling, general and administrative expenses.

Environmental, Health and Safety

We comply with applicable regulations relating to environmental protection and workers’ safety. This includes regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding.

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $8.0 million, including approximately $1.8 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our North America Adhesives, Construction Products and EIMEA operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities. There also are many international holidays in our first quarter, reducing available shipping days.

Employees

Approximately 3,700 individuals were employed on December 1, 2012, of which approximately 1,400 were in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 11, 2013. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
James J. Owens	48

President and Chief Executive Officer

Senior Vice President, Americas

Senior Vice President, North America

Senior Vice President, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

			November 2010-Present January 2010-November 2010 September 2008-January 2010 April 2008-August 2008
		Corporate Vice President and General Manager, National Starch & Chemical Company, Adhesives Division (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)	December 2004-April 2008

James R. Giertz	55	Senior Vice President, Chief Financial Officer Senior Managing Director, Chief Financial Officer, GMAC ResCap (real estate finance company)	March 2008-Present 2006-2007

Kevin M. Gilligan	46	Vice President, Global Operations Vice President, Asia Pacific	December 2011-Present March 2007-November 2011

Traci L. Jensen	46

Vice President, Americas Adhesives

Vice President, North America

President and General Manager, Global Adalis

European Business Director, Packaging and Converting Adhesives, National Starch & Chemical Company

			November 2011-Present 2010-2011 2009-2010 2006-2008

Timothy J. Keenan	55	Vice President, General Counsel and Corporate Secretary	December 2006-Present

Steven Kenny	51	Senior Vice President, Europe, India, Middle East and Africa (EIMEA)	October 2009-Present
		President, Specialty Packaging Division, Pregis Corporation (international manufacturer, marketer, and supplier of protective packaging products and specialty packaging solutions)	August 2008-September 2009
		Corporate Vice President and General Manager, Europe, Middle East and Africa, National Starch & Chemical Company, Adhesives Division	2005-2008

James C. McCreary, Jr.	56	Vice President, Corporate Controller	February 2008-Present and November 2000-February 2007
		Interim Chief Financial Officer, Vice President and Corporate Controller	February 2007-February 2008

Ann B. Parriott	54	Vice President, Human Resources	January 2006-Present

Name	Age	Positions	Period Served

Patrick J. Trippel	53	Senior Vice President, Construction Materials	April 2011-Present
		Senior Vice President and General Manager, Global General Industries, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	2009-2011
		President and General Manager, Global Electronic Materials, Henkel Corporation	2002-2009

The Board of Directors elects the executive officers annually.

Available Information

For more information about us, visit our website at: www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR. Our SEC filings are available free of charge to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC.

Item 1A.	Risk Factors

As a global manufacturer of adhesives, sealants and other specialty chemical products, we operate in a business environment that is subject to various risks and uncertainties. Below are the most significant factors that could adversely affect our business, financial condition and results of operations.

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

Approximately 57 percent, or $1,084 million, of our net revenue was generated outside the United States in 2012. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

We experience substantial competition in each of the operating segments and geographic areas in which we operate.

Our wide variety of products are sold in numerous markets, each of which is highly competitive. Our competitive position in markets is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multinational companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. While we have an extensive customer base, loss of certain top customers could adversely affect our financial condition and results of operations until such business is replaced, and no assurances can be made that we would be able to regain or replace any lost customers.

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

The acquisition of the global industrial adhesives business of Forbo Group may present certain risks to our business and operations.

Certain risks continue to exist after the closing of the acquisition on March 5, 2012, including, among other things:

•

the mix of markets served and business operations of the acquired business differ somewhat from our markets and our business operations, and the combined business will have a different business mix than our business prior to the acquisition, presenting different operational risks and challenges;

•	we may be unable to integrate successfully the business of the acquired business and realize the anticipated benefits of the merger;

•	the acquisition integration may involve unexpected costs, unexpected liabilities or unexpected delays;

•	our business may suffer as a result of uncertainty surrounding the acquisition and disruptions from the acquisition may harm relationships with customers, suppliers and employees;

•	evaluation of, and estimation of potential losses arising from lawsuits, claims, contingencies and legal proceedings could prove to be inaccurate.

The inability to make or effectively integrate future acquisitions may affect our results.

As part of our growth strategy, we intend to pursue additional acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our results of operations and cash flows could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 22 plants located throughout the United States and at 27 plants located in 21 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 1, 2012 (each of the listed properties are owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft
North America

North America Adhesives
Canada - Pointe Claire, QC²	18,750
California - Roseville	82,202
Georgia - Covington	72,000
- Norcross¹	12,779
- Tucker	69,000
Illinois - Morris¹	31,200
- Seneca	24,621
Kansas - Kansas City	33,873
Kentucky - Paducah	252,500
Michigan - Grand Rapids	65,689
Minnesota - Fridley	15,850
- Vadnais Heights	53,145
Ohio - Blue Ash	102,000
Oregon - Eugene²	37,200
Tennessee - Jackson	53,000
Texas - Dallas	5,000
- Mesquite	25,000
Washington - Vancouver	35,768

Construction Products
Florida - Gainesville	6,800
Georgia - Dalton	73,500
Illinois - Aurora	149,000
- Palatine	55,000
New Jersey - Edison	9,780

Texas - Houston	11,000

North America Total	1,294,657

Region	Manufacturing Sq Ft
Asia Pacific
Australia - Dandenong South, VIC	71,280
Republic of China - Guangzhou Xiqu¹	49,525
- Guangzhou Yonghe	36,055
- Nanjing	8,611
- Shanghai¹	33,307
Malaysia - Selongor	21,900
Philippines - Manila	9,295

Asia Pacific Total	229,973

EIMEA
Austria - Wels¹	66,500
Egypt - 6th of October City	8,525
Finland - Espoo	5,575
France - Blois	48,438
- Surbourg	21,743
Germany - Lueneburg	64,249
- Nienburg	139,248
- Pirmasens	48,438
Greece - Lamia	11,560
India - Pune	38,782
Italy - Borgolavezzaro	24,219
- Pianezze	36,500
Portugal - Mindelo	90,193
Spain - Vigo	19,375
United Kingdom - Dukinfield	17,465
- Chatteris	13,678

EIMEA Total	654,488

Latin America Adhesives
Argentina - Buenos Aires	10,367
Brazil - Sorocaba, SP²	7,535
Chile - Maipu, Santiago	64,099
Colombia - Itagui, Antioquia¹	7,800
Costa Rica - Alajuela	4,993

Latin America Total	94,794

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of December 1, 2012, $0.5 million was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $0.8 million, inclusive of the existing accrual of $0.5 million.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of December 1, 2012, we had reserved $1.9 million, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2.5 million, inclusive of the existing accrual of $1.9 million. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4.1 million, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2.0 million based on the probable liability of $4.1 million. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2.2 million with insurers paying $1.2 million of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $0.3 million with insurers expected to pay $0.2 million. There were no contributions or insurance payments during 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from the previous year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended December 1, 2012	Year Ended December 3, 2011	Year Ended November 27, 2010
Lawsuits and claims settled	9	7	4
Settlement amounts	$0.5	$0.5	$0.5
Insurance payments received or expected to be received	$0.4	$0.4	$0.4

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of December 1, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $0.2 million and $0.2 million, respectively. These amounts relate to three pending cases and three settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 11, 2013, there were 2,196 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2012		2011
	High	Low	High	Low	2012	2011
First quarter	$31.62	$21.10	$23.75	$19.67	$0.075	$0.070
Second quarter	33.48	28.96	22.11	19.61	0.085	0.075
Third quarter	31.94	28.11	25.41	19.41	0.085	0.075
Fourth quarter	34.52	29.43	23.50	16.92	0.085	0.075

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2012 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
September 2, 2012 - October 6, 2012	604	$30.70	—	$89,510
October 7, 2012 - November 3, 2012	—	$—	—	$89,510
November 4, 2012 - December 1, 2012	—	$—	—	$89,510

[1]

The total number of shares purchased relates to shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares purchased in the fourth quarter of 2012 under the 2010 share repurchase plan. See Note 10 to the Consolidated Financial Statements for more information.

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 1, 2007, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in the Form 10-K.

	Fiscal Years[3]
(Dollars in thousands, except per share amounts)	2012	2011[2]	2010	2009	2008
Net revenue	$1,886,239	$1,444,085	$1,256,825	$1,135,762	$1,280,004
Income from continuing operations[1]	$68,287	$80,215	$64,293	$82,478	$18,673
Percent of net revenue	3.6	5.6	5.1	7.3	1.5
Total assets	$1,786,320	$1,227,709	$1,153,457	$1,100,445	$1,081,328
Long-term debt, excluding current maturities	$475,112	$179,611	$200,978	$162,713	$204,000
Total H.B. Fuller stockholders’ equity	$778,273	$705,204	$631,934	$591,354	$535,611

Per Common Share:
Income from continuing operations:
Basic	$1.37	$1.64	$1.33	$1.71	$0.37
Diluted	$1.34	$1.61	$1.31	$1.68	$0.36
Dividends declared and paid	$0.3300	$0.2950	$0.2780	$0.2700	$0.2625
Book value[4]	$15.60	$14.26	$12.85	$12.15	$11.06
Number of employees	3,727	2,754	2,621	2,380	2,328

1

2012 includes after-tax charges of $35.4 million related to special charges, net. 2008 includes after-tax charges of $54.3 million related to the write-off of goodwill in our Construction Products operating segment and other impairment charges.

2	2011 contained 53 weeks

3	All amounts have been adjusted for discontinued operations.

4	Book value is calculated by dividing total H.B. Fuller stockholders’ equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We are managed through five operating segments – North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives and Asia Pacific.

North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts and envelope markets. Construction Products operating segment provides floor preparation, grouts and mortars for tile setting as well as sealants and related products for HVAC installations.

We completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG on March 5, 2012. The Forbo industrial adhesives business acquired is referred to as the “acquired business” and the legacy H.B. Fuller business is referred to as the “legacy business” in the Management’s Discussion and Analysis. See Item 1. Business and Note 2 to the Consolidated Financial Statements.

We divested our Latin America Paints business on August 6, 2012. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” we have classified the results of this business as discontinued operations. See Item 1. Business and Note 2 to the Consolidated Financial Statements.

Total Company:    When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

•	Changes in the prices of our raw materials that are primarily derived from refining crude oil and natural gas

•	Global supply of and demand for raw materials

•	Economic growth rates, and

•	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area. In addition to the impact from feedstock prices, the supply of and demand for raw materials also have a significant impact on our costs. As demand increases in high-growth areas, such as the Asia Pacific region, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials.

In 2012, we generated 43 percent of our net revenue in the U.S. and 36 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as Construction Products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2012, the currency fluctuations had a negative impact on net revenue of $41.4 million as compared to 2011.

Key financial results and transactions for 2012 included the following:

•	Net revenue increased 30.6 percent from 2011 primarily driven by the acquired business.

•	Gross profit margin decreased to 27.4 percent from 28.0 percent in 2011 and 28.5 percent in 2010 mostly due to lower gross profit margins of the acquired business.

•	Cash flow generated from operating activities was $108.6 million in 2012 as compared to $88.1 million in 2011 and $72.2 million in 2010.

•

Acquired the global industrial adhesives and synthetic polymers business of Forbo Holding AG for 370.0 million Swiss francs or $404.7 million. Inclusion of the acquired business increased net revenue by $423.4 million.

•	Divested our Central America Paints business for cash proceeds of $118.5 million. As part of this transaction, we recorded an after-tax gain of $51.1 million.

•	Acquired Engent, Inc. on September 10, 2012 for $7.9 million.

The global economic conditions showed little or no improvement in 2012. Our total year organic sales growth, which we define as the combined variances from product pricing and sales volume, was 4.2 percent for 2012 compared to 2011. The inclusion of a 53rd week in 2011 negatively impacted 2012 organic sales growth by approximately 2.0 percent. Lower gross profit margins of the acquired business contributed to a decrease in gross profit margin compared to 2011.

In 2012 our diluted earnings per share from continuing operations was $1.34 per share compared to $1.61 per share in 2011 and $1.31 per share in 2010. The most significant factors affecting 2012 results were the 30.6 percent increase in net revenue, the acquisition of the acquired business and special charges, net of $52.5 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $35.4 million negative impact on net income and a negative $0.70 effect on diluted earnings per share. See Note 5 to the Consolidated Financial Statements for more information.

In 2011 we had special charges, net of $7.5 million related to the pending acquisition of the acquired business. On an after-tax basis, this was a negative $5.8 million impact on net income and a $0.12 negative effect on diluted earnings per share. In 2010 we had exit costs and impairment charges to exit our European polysulfide-based insulating glass product line, which resulted in a pre-tax loss of $11.4 million. On an after-tax basis, this was a negative $8.4 million impact on net income and a $0.17 negative effect on diluted earnings per share.

2013 Outlook

For 2013, we expect to achieve modest organic revenue growth from our key focus markets of hygiene, packaging and durable assembly and by taking advantage of higher growth opportunities in emerging economies where consumer spending is growing at a higher rate than the overall global economy. In addition, we expect some margin expansion as we realize more of the synergy benefits from the Business Integration Project that began after the purchase of the acquired business. We expect our cost of raw materials in 2013 to be similar to 2012. Despite the continued high cost of raw materials, our gross margin should improve as we continue to manage pricing actions, reformulations and product substitutions. We also expect operating expenses to be leveraged to enhance our operating margin in 2013.

Our capital spending plans for 2013 are much higher than actual spending in previous years as a significant portion of the investment for the Business Integration Project is completed. This reflects our confidence in our business and the opportunities we see to improve the productivity of our business and our prospects for growth.

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

Pension and Other Postretirement Plan Assumptions:    We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S. we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. Note 11 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

The discount rate assumption is determined using an actuarial yield curve approach, which enables us to select a discount rate that reflects the characteristics of the plan. The approach identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A lower discount rate increases the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.83 percent at December 1, 2012, as compared to 5.07 percent at December 3, 2011 and 5.49 percent at November 27, 2010. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 1, 2012 would increase U.S. pension and other postretirement plan expense approximately $0.3 million (pre-tax) in fiscal 2013. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 8.00 percent in 2012 compared to 8.00 percent for 2011 and 7.90 for 2010. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2012 the expected long-term rate of return on the target equities allocation was 9.0 percent and the expected long-term rate of return on the target fixed-income allocation was 5.5 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. For 2013, the expected long-term rate of return on assets will be 7.75 percent with an expected long-term rate of return on the target equities allocation of 8.5 percent and an expected long-term rate of return on target fixed-income allocation of 5.0 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $1.9 million (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets. The most recent 10-year and 20-year historical equity returns are shown in the table below. Our expected rate of return on our total portfolio is consistent with the historical patterns observed over longer time frames.

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	8.9%	7.7%	(*)10.9%
20-year period	8.6%	8.0%	(*)10.9%

(*)	Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 10.9 percent is since inception (6 years).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.08 percent in 2012. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in Germany and the United Kingdom respectively. The expected long-term rate of return on plan assets for Germany was 5.8 percent and the historical rate of return since inception (15 years) for the total asset portfolio in Germany was 3.7 percent. The expected rate of return on our German portfolio of 5.8 percent assumes that market returns will improve in the future to be more in line with historical market patterns observed over longer time frames. In addition, we have modified our investment strategy for the German plan to include a more diversified pool of equity and fixed-income investments and, therefore, we currently expect the performance of the plan assets to improve going forward. The expected long-term rate of return on plan assets for the United Kingdom was 6.6 percent and the historical rate of return since inception (16 years) for the total asset portfolio in the United Kingdom was 6.5 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan. Since both of these non-U.S. plans have been in existence for less than 20-years, the historical rate of return for each plan has been affected by a period of very poor market conditions by any longer term standards. The rates of return that have been earned by these plans over this shorter time is not what management or our external advisors expect in more normal economic times and over the long period these assets will be invested.

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

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 5.0 percent for 2012, 4.17 percent for 2011 and 4.19 percent for 2010.

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

In the fourth quarter of 2012, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate at the high end of our range. There were no indications of impairment in any of our reporting units. Of the goodwill balance of $254.3 million as of December 1, 2012, $147.3 million is allocated to the EIMEA reporting unit and $58.7 million is allocated to the North America Adhesives reporting unit. In both of these reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The Construction Products reporting unit had a goodwill balance of $13.3 million as of December 1, 2012. The calculated fair value of this reporting unit exceeded its carrying value by approximately 26 percent. The goodwill balance in the Latin America Adhesives reporting unit is $7.5 million as of December 1, 2012 and the calculated fair value exceeded its carrying value by approximately 28 percent. The goodwill balance in the Asia Pacific reporting unit is $27.5 million as of December 1, 2012. The calculated fair value exceeded its carrying value by approximately 68 percent. In all three of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin.

The Construction Products reporting unit continues to be the reporting unit with the least amount of excess fair value over carrying value. The residential construction market in the U.S. stabilized in 2011 and in 2012 our Construction Products reporting unit had net revenue growth of 9.3 percent over 2011, mainly due to increased sales volume. Projected cash flows used in the fair value calculation in the fourth quarter of 2012 were based on continued growth in 2013 of 8.1 percent. For years beyond 2013, net revenue projections assume continued growth in the mid-single digits through 2017 with a leveling off in the low-single digits for the remaining years. Operating income for the Construction Products reporting unit is projected to grow primarily due to revenue growing at a higher rate than selling, general and administrative (SG&A) expenses thereby providing better leverage in earnings in future years and manufacturing capacity efficiency improvements in 2014 and beyond. Although we believe the assumptions used to estimate the fair value of the Construction Products reporting unit are realistic, another slowdown or decline in the U.S. residential construction industry could have an adverse impact on Construction Products’ future cash flows.

The Latin America Adhesives reporting unit had net revenue growth of 5.8 percent in 2012 compared to 2011. Projected cash flows used in the fair value calculation in the fourth quarter of 2012 were based on continued growth in 2013 of 7.1 percent. For years beyond 2013, net revenue projections assume continued growth in the low-single digits for the remaining years. Operating earnings for the Latin America Adhesives reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

The Asia Pacific reporting unit had net revenue growth of 14.8 percent in 2012 compared to 2011. Projected cash flows used in the fair value calculation in the fourth quarter of 2012 were based on continued growth in 2013 of 13.9 percent. For years beyond 2013, net revenue projections assume continued growth in the low-double digits through 2016 with a leveling off in the mid-single digits for the remaining years. Operating earnings for the Asia Pacific reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. See Note 7 to the Consolidated Financial Statements.

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

Judgments made by us include the expected useful lives of long-lived assets. The ability to realize undiscounted cash flows in excess of the carrying amounts of such assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

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

Product, Environmental and Other Litigation Liabilities:    As disclosed in Item 3. and in Note 1 and Note 13 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Reserves for loss contingencies associated with these matters are established when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability is probable but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued, and a receivable is recorded for any probable estimated insurance recoveries. As of December 1, 2012, we have accrued $0.5 million for potential liabilities and $0.5 million for potential insurance recoveries related to asbestos litigation. We also have recorded $1.9 million for environmental investigation and remediation liabilities, including $0.5 million for environmental remediation and monitoring activities at our Sorocaba, Brazil facility as of December 1, 2012. A discussion of environmental, product and other litigation liabilities is disclosed in Item 3. and Note 13 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively affect our results of operations or cash flows in one or more future quarters.

Income Tax Accounting:    As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of December 1, 2012, the valuation allowance to reduce deferred tax assets totaled $12.3 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $4.9 million as of December 1, 2012.

We have not recorded U.S. deferred income taxes for certain of our non-U.S. subsidiaries undistributed earnings as such amounts are intended to be indefinitely reinvested outside of the U.S. Should we change our business strategies related to these non-U.S. subsidiaries, additional U.S. tax liabilities could be incurred. It is not practical to estimate the amount of these additional tax liabilities. See Note 9 to the Consolidated Financial Statements for further information on income tax accounting.

Results of Operations

Net revenue:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$1,886.2	$1,444.1	$1,256.8	30.6%	14.9%

Net revenue in 2012 of $1,886.2 million increased $442.1 million or 30.6 percent from 2011 net revenue of $1,444.1 million. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year which contributed approximately 2.0 percent to net revenue in 2011, primarily related to volume. The 2011 net revenue was $187.3 million or 14.9 percent higher than the net revenue of $1,256.8 million in 2010. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The following table shows the net revenue variance analysis for the past two years:

	2012 vs 2011	2011 vs 2010
Product pricing	4.8%	9.8%
Sales volume	(0.6)%	1.3%
Currency	(2.9)%	2.9%
Acquisitions	29.3%	0.9%

	30.6%	14.9%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, increased 4.2 percent in 2012 as compared to 2011. The inclusion of a 53rd week in 2011 negatively impacted 2012 organic sales growth by approximately 2.0 percent. The 4.2 percent organic sales growth in 2012 was led by 9.3 percent growth in Construction Products, 5.4 percent growth in EIMEA, 4.1 percent growth in Latin America Adhesives and 3.8 percent growth in North America Adhesives. Substantially all of the negative currency impact was driven by the weakening of the Euro against the U.S. dollar. The acquired business increased net revenue by $423.4 million.

Organic sales growth increased 11.1 percent (positive 9.8 percent from selling prices and 1.3 percent from sales volume) in 2011 as compared to 2010. The 2011 sales volume included approximately 2.0 percent in incremental net revenue related to the 53rd week. Four of our five operating segments had double digit organic sales growth in 2011 compared to 2010. The 11.1 percent organic sales growth was driven by 13.3 percent growth in Latin America Adhesives, 12.5 percent growth in Asia Pacific, 11.7 percent growth in EIMEA, 10.1 percent growth in Construction Products and 9.6 percent growth in North America Adhesives. The net revenue variance from acquisitions was mainly due to the Revertex Finewaters acquisition in the third quarter of 2010.

Cost of sales:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Raw materials	$1,084.3	$821.1	$687.7	32.1%	19.4%
Other manufacturing costs	284.7	219.2	211.0	29.9%	3.9%

Cost of sales	$1,369.0	$1,040.3	$898.7	31.6%	15.8%
Percent of net revenue	72.6%	72.0%	71.5%

Cost of sales increased 31.6 percent in 2012 compared to 2011. The increase in raw materials is primarily attributed to the incremental volume of the acquired business combined with a slight increase in raw material costs. Raw material cost as a percentage of net revenue increased 60 basis points as the inclusion of the acquired business that generates lower margins relative to the legacy business more than offset the benefit of higher average sales prices on this ratio. Cost of sales as a percent of net revenue increased by 60 basis points in 2012.

The cost of sales increased 15.8 percent in 2011 compared to 2010. The increase was driven primarily by the increases in raw material cost due to supply shortages. Each of our five operating segments was impacted by the rising raw material costs. The shortages were driven by refineries reducing the supply of the by-products that are used as raw materials in the production of adhesives and increased demand in adjacent industries. The 2010 cost of sales included $1.8 million of charges related to the exit of the window polysulfide-based product line in our EIMEA operating segment. Cost of sales as a percent of net revenue increased to 72.0 percent in 2011 compared to 71.5 percent in 2010.

Gross profit:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Gross profit	$517.3	$403.8	$358.2	28.1%	12.7%
Percent of net revenue	27.4%	28.0%	28.5%

Gross profit increased by $113.5 million compared to 2011, however, gross profit margin decreased by 60 basis points. The inclusion of the acquired business which generates lower margins relative to the legacy business was the primary reason for both the increase in gross profit and the lower margin percentage.

Our gross profit margin decreased to 28.0 percent in 2011 from 28.5 percent in 2010. The lower gross profit margin for 2011 as compared to 2010 was due to the increases in raw material costs which were not completely offset by our price increases implemented in 2011.

Selling, general and administrative (SG&A) expenses:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
SG&A	$354.7	$286.9	$263.6	23.7%	8.8%
Percent of net revenue	18.8%	19.9%	21.0%

Our SG&A expenses increased $67.8 million or 23.7 percent compared to 2011. This increase is primarily attributable to the addition of the acquired business. The lower relative cost structure of the acquired business and the increase in net revenue for the legacy business resulted in the 110 basis point decrease in SG&A expense as a percentage of net revenue.

SG&A expenses increased $23.3 million in 2011 compared to 2010, but decreased as a percent of revenue to 19.9 percent in 2011 from 21.0 percent in 2010. The increased expense in 2011 was largely due to higher costs associated with adding resources to our sales and technical organizations, currency effects and a full year of the Revertex Finewaters business costs, which we acquired in 2010.

Special Charges, net

($ in millions)	2012	2011	2010
Special Charges, net	$52.5	$7.5	$—

The following table provides detail of special charges, net:

($ in millions)	2012	2011
Acquisition and transformation related costs:
Professional services	$24.7	$4.4
Financing availability costs	4.3	—
Foreign currency option contract	0.8	3.1
Gain on foreign currency forward contracts	(11.6)	—
Other related costs	2.0	—
Restructuring costs:
Workforce reduction costs	28.1	—
Facility exit costs	4.2	—

Special charges, net	$52.5	$7.5

We completed the acquisition of the acquired business on March 5, 2012. The integration of this business involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the years ended December 1, 2012 and December 3, 2011, we incurred special charges, net of $52.5 million and $7.5 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $24.7 million for the year ended December 1, 2012 include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. For the year ended December 1, 2012, we also incurred other costs related to the acquisition including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. For the year ended December 3, 2011, we incurred acquisition and transformation related costs of $4.4 million for investment advisory, financial advisory, legal and valuation services necessary to acquire the acquired business and an expense of $3.1 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370.0 million Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. When the acquisition closed on March 5, 2012, the forward currency contracts were settled at a rate of 1.09385 USD/CHF. For the year ended December 1, 2012, the net gain on the forward currency contracts was $11.6 million which partially offset other acquisition and transformation related costs.

For the year ended December 1, 2012, we incurred workforce reduction costs of $28.1 million, facility exit costs of $4.2 million and other costs of $2.0 million related to the Business Integration Project.

The Business Integration Project is a broad-based transformation plan involving all major processes in three of our existing operating segments. The integration strategy and execution plan is unique for each operating segment reflecting the differences within the legacy operating segments as well as differences within the acquired business in each geographic region. In the North America Adhesives operating segment, the integration work is essentially a consolidation of two similar businesses. The customer facing portion of the two businesses (sales, marketing and technical) has been combined into a new, streamlined organization that is designed to be more efficient and more responsive to customer needs. The production capacity of the two organizations is being optimized mostly by transferring volume from the acquired business to existing facilities within the legacy North America Adhesives operating segment. Since capacity already exists within the receiving facilities, the capital investment required to transfer this production and the time required to affect these transfers will be minimized.

In the EIMEA operating segment, the Business Integration Project impacts more aspects of the business and is more complex. The two businesses being combined have similar inefficiencies and opportunities for improved productivity, generally due to excess complexity within the core processes of each of the businesses. Similar to the North America Adhesives project, the customer facing organizations have been optimized by combining the two organizations into one new, streamlined organization that is more efficient and more responsive to the unique customer groups we serve. In addition, the support and administrative functions of both businesses are in the process of being reorganized and in many cases relocated to create more efficient functions. The integration of the production assets will be more complicated in EIMEA because both the legacy business manufacturing network and the acquired business manufacturing network are inefficient and in need of upgrades. In this region the restructuring of the production footprint will be more extensive with several existing plants closed and new, enhanced production facilities constructed to provide greater operating efficiencies and a solid foundation for future growth. This portion of the project will require more capital investment, higher restructuring and severance costs and a longer time frame when compared to the North America Adhesives portion of the project.

In the Asia Pacific operating segment, the Business Integration Project is less complex because the acquired business in that region was relatively small. The focus of the integration work in this region is to build a solid foundation for growth in the commercial and technical areas and, over time, create a more efficient production network in China.

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pre-tax profit improvement benefits aggregating to $90.0 million when the various integration activities are completed in 2014. By 2015, the Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Some of the initiatives, such as raw material cost reductions, have delivered immediate benefits while other initiatives, such as facility closures, will take longer to implement and the related cost savings will be achieved later in the project. Taking the expected impact of all initiatives into account, the profit improvement benefits from the project and the resulting improvement in EBITDA margin should occur in generally equal increments over the eight quarters commencing in the third quarter of 2012 through the second quarter of 2014.

The total costs, excluding capital expenditures, to achieve these benefits are expected to be approximately $121.0 million of which $60.0 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $61.0 million will occur over the next several quarters through the end of 2014. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of December 1, 2012
($ in millions)	Costs Incurred Inception- to-Date	Expected Costs Remaining	Total Expected Costs
Acquisition and transformation related costs	$25.7	$9.3	$35.0
Other related costs	2.0	8.0	10.0
Work force reduction costs	28.1	24.9	53.0
Cash facility exit costs	1.0	16.0	17.0
Non-cash facility exit costs	3.2	2.8	6.0

Business Integration Project	$60.0	$61.0	$121.0

The remaining expected Business Integration Project costs of $61.0 million will be incurred over several quarters as the measures are implemented, and will total approximately $44.0 million in fiscal year 2013 and approximately $17.0 million in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

The capital expenditures related to the Business Integration Project will be significant. Our initial estimates made at the time of the acquisition, were that annual capital expenditures would increase to approximately $65.0 million for fiscal years 2012, 2013 and 2014, a significant increment above our normal spending rate of approximately $50.0 million. In 2012 we spent less than $40.0 million in capital expenditures. As the project has progressed and the scope of the various projects are more fully defined, we have changed our forecasts. Going forward, we expect capital expenditures to reach $110.0 million in 2013 and the aggregate of spending in the years 2014 and 2015 is expected to be $100.0 million. This updated capital spending forecast for all projects including the Business Integration Project is consistent with our original forecast, only modified to reflect better estimates of the timing of capital expenditures. This capital spending program will be funded from the operating cash flows of the business and if necessary, from available cash and short-term borrowing.

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

For the year ended December 1, 2012, we achieved cost savings of $5.1 million related to workforce reductions and $1.6 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. EBITDA margin for the fourth quarter of 12.4 percent exceeded our plan.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro,

Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22.4 million related to these actions. In May 2012, we announced an additional plan for the integration of the acquired business in our EIMEA operating segment, including the closure of three additional production facilities located in Chatteris, United Kingdom; Pirmasens, Germany and Vigo, Spain. We expect to incur additional exit costs of approximately $51.1 million related to these actions. The total exit costs of $73.5 million for this portion of the Business Integration Project include expenditures of approximately $49.0 million primarily for severance and employee related costs, approximately $19.4 million for other associated cash costs primarily related to facility shut downs and non-cash charges of approximately $5.1 million, primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter and is expected to be completed by the end of fiscal year 2014.

In April 2012, we approved a plan for the integration of the acquired business in our North America Adhesives operating segment, including the closure of six production facilities located in Pointe-Claire, Quebec; Morris, Illinois; Kansas City, Kansas; Eugene, Oregon; Jackson, Tennessee and Dallas, Texas. We expect to incur exit costs of approximately $12.7 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $5.0 million for severance and related employee costs and approximately $7.7 million for other associated cash costs, primarily related to facility shutdowns. This portion of the Business Integration Project began in the second quarter and is expected to be completed by the end of fiscal year 2013.

In October of 2012, we approved a plan for the integration of the acquired business in our Asia Pacific operating segment, including the closure of two production facilities located in Shanghai and Guangzhou, China. Production from these facilities will be moved to other existing production facilities in the Shanghai and Guangzhou areas. We expect to incur exit costs of approximately $3.0 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $0.9 million for severance and related employee costs, approximately $0.8 million for other associated cash costs, primarily related to facility shutdowns and non-cash charges of approximately $1.3 million primarily associated with accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the fourth quarter and is expected to be completed by the end of fiscal year 2014.

Asset impairment charges:

($ in millions)	2012	2011	2010
Asset impairment charges	$1.5	$0.3	$8.8

In 2012, we recorded pre-tax asset impairment charges of $1.5 million to write down the value of two of our cost basis investments to fair value.

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

Other income (expense), net:

($ in millions)	2012	2011	2010
Other income (expense), net	$0.8	$4.1	$1.2

Interest income was $1.7 million in 2012 compared to $2.3 million in 2011 and $0.9 million in 2010. Lower interest rates in EIMEA and a change in mix from cash held in countries with higher interest rates to countries with lower interest rates both contributed to the decreased interest income in 2012 as compared to 2011. Higher interest rates in EIMEA and slightly higher average cash balances both contributed to the increased interest income in 2011 as compared to 2010. Currency transaction and remeasurement losses were $1.2 million, $1.5 million and $0.1 million in 2012, 2011 and 2010, respectively. Gains on disposal of fixed assets were $0.6 million, $1.7 million and $0.6 million in 2012, 2011 and 2010, respectively.

Interest expense:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Interest expense	$19.8	$10.8	$10.4	83.1%	3.8%

Interest expense was $19.8 million in 2012 compared to $10.8 million in 2011. The higher interest expense in 2012 was due to increased debt obtained to purchase the acquired business on March 5, 2012. Interest expense was slightly higher in 2011 compared to 2010 due to higher interest rates partially offset by lower average debt levels.

Income taxes:

($ in millions)	2012	2011	2010
Income taxes	$30.5	$31.2	$20.3
Effective tax rate	34.0%	30.5%	26.5%

Income tax expense in 2012 of $30.5 million included $2.0 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 3.1 percentage points in 2012 as compared to the 2011. The increase in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and reduced tax benefit for special charges, net.

Income tax expense in 2011 of $31.2 million included $2.0 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 4.9 percentage points in 2011 as compared to the 2010 rate without discrete tax benefits and charges associated with the polysulfide-based insulating glass product line exit. The increase in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and the impact of foreign tax credits in the U.S. as compared to 2010.

Income from equity method investments:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Income from equity method investments	$9.2	$9.0	$8.0	2.4%	12.5%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The results reflect the higher net income recorded by the joint venture in 2012 compared to 2011 and 2010.

Income from discontinued operations, net of tax:

($ in millions)	2012	2011	2010
Income from discontinued operations, net of tax	$57.6	$8.8	$6.1

The income from discontinued operations, net of tax, relates to the results of operations and the gain on the sale of the Central America Paints business, which we sold August 6, 2012. The $57.6 million in 2012 includes the after-tax gain on the sale of our Central America Paints business of $51.1 million.

Net (income) loss attributable to non-controlling interests:

($ in millions)	2012	2011	2010
Net (income) loss attributable to non-controlling interests	$(0.2)	$0.1	$0.5

At the end of 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities. For 2012 net (income) loss attributable to non-controlling interests relates to the 10 percent redeemable non-controlling interest in HBF Turkey. For 2011 net (income) loss attributable to non-controlling interests related to the 20 percent holding that Sekisui Chemical had in our China entities and the10 percent redeemable non-controlling interest in HBF Turkey. For 2010 it relates to the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller:

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net income attributable to H.B. Fuller	$125.6	$89.1	$70.9	41.0%	25.7%
Percent of net revenue	6.7%	6.2%	5.6%

Net income attributable to H.B. Fuller was $125.6 million in 2012 compared to $89.1 million in 2011 and $70.9 million in 2010. Fiscal year 2012 included $52.5 million of special charges, net (35.4 million after-tax and a negative $0.70 effect on diluted earnings per share) for costs related to the Business Integration Project compared to $7.5 million ($5.8 million after-tax) in 2011. 2012 included $57.6 million of income from discontinued operations, net of tax, inclusive of an after-tax gain on the sale of discontinued operations of $51.1 million. Diluted earnings per share, from continuing operations, was $1.34 per share for 2012, $1.61 per share for 2011 and $1.31 per share for 2010.

The $89.1 million reported for 2011 included after-tax special charges, net of $5.8 million ($0.11 per diluted share). The 2010 net income attributable to H.B. Fuller included $8.4 million ($0.17 per diluted share) of after-tax charges related to exiting the polysulfide insulating glass product line in Europe.

Operating Segment Results

We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses. Segment operating income excludes special charges, net and asset impairment charges. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Corporate expenses are fully allocated to each operating segment. Our operations are managed through five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Prior periods have been restated for the removal of the Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Net Revenue by Segment:

	2012		2011		2010
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
North America Adhesives	$683.0	36%	$489.9	34%	$445.1	35%
Construction Products	147.1	8%	134.6	9%	122.2	10%
EIMEA	672.4	36%	473.8	33%	404.8	32%
Latin America Adhesives	155.6	8%	147.1	10%	129.8	11%
Asia Pacific	228.1	12%	198.7	14%	154.9	12%

Total	$1,886.2	100%	$1,444.1	100%	$1,256.8	100%

Segment Operating Income:

	2012		2011		2010
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
North America Adhesives	$99.2	61%	$73.5	63%	$68.3	72%
Construction Products	8.3	5%	3.0	2%	2.1	2%
EIMEA	34.4	21%	24.6	21%	12.0	13%
Latin America Adhesives	13.2	8%	8.0	7%	6.9	7%
Asia Pacific	7.4	5%	7.8	7%	5.3	6%

Total	$162.5	100%	$116.9	100%	$94.6	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2012	2011	2010
Segment operating income	$162.5	$116.9	$94.6
Special charges, net	(52.5)	(7.5)	—
Asset impairment charges	(1.5)	(0.3)	(8.8)
Other income, net	0.8	4.1	1.2
Interest expense	(19.8)	(10.8)	(10.4)

Income from continuing operations before income taxes and income from equity method investments	$89.5	$102.4	$76.6

North America Adhesives

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$683.0	$489.9	$445.1	39.4%	10.1%
Segment operating income	$99.2	$73.5	$68.3	34.9%	7.7%
Segment profit margin %	14.5%	15.0%	15.3%

The following tables provide details of North America Adhesives net revenue variances:

	2012 vs 2011	2011 vs 2010
Organic growth	3.8%	9.6%
Currency	(0.1)%	0.5%
Acquisitions	35.7%	—

Total	39.4%	10.1%

Net revenue increased 39.4 percent in 2012 compared to 2011. The increase in organic sales growth was attributable to a 7.6 percent increase in pricing offset by a 3.8 percent decrease in sales volume compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The acquired business added $175.1 million to net revenue. The increase in pricing reflects the impact of price increases implemented to offset raw material cost inflation. Overall, we believe we maintained our market share as end market demand for the markets we serve was weak in 2012. Segment operating income increased 34.9 percent compared to 2011, but segment profit margin decreased by 50 basis points. Raw material cost as a percentage of net revenue increased 150 basis points as the inclusion of the acquired business that generates lower margins relative to the legacy business more than offset the benefit of higher pricing on this ratio. Conversely, the lower cost structure of the acquired business was the primary driver of the 60 basis point reduction in SG&A cost as a percentage of net revenue.

Net revenue increased 10.1 percent in 2011 compared to 2010. Organic sales growth of 9.6 percent was driven by increased average selling prices offset by lower sales volume compared to last year. The extra week added approximately 2.0 percent to the 2011 net revenue as compared to 2010. Raw material costs continued to increase as the global demand for feedstocks which are the basis of many of our raw materials, continued to increase. This resulted in a significant increase in our raw material costs in 2011. Despite implementing selling price increases and reducing manufacturing expenses, we had not been able to completely offset the rising raw material costs. As a result, gross margin decreased slightly in 2011 compared to 2010. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage rate than the increase in net revenue. Segment operating income increased 7.7 percent in 2011 compared to 2010 as a result of net revenue growth and the control of manufacturing and SG&A expenses. Segment operating income as a percent of net revenue was 15.0 percent in 2011 compared to 15.3 percent in 2010.

Construction Products

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$147.1	$134.6	$122.2	9.3%	10.1%
Segment operating income	$8.3	$3.0	$2.1	178.6%	44.4%
Segment profit margin %	5.7%	2.2%	1.7%

The following tables provide details of Construction Products net revenue variances:

	2012 vs 2011	2011 vs 2010
Organic growth	9.3%	10.1%

Net revenue increased 9.3 percent in 2012 compared to 2011 driven by sales growth in the retail and distribution channels. Organic sales growth was driven by a 7.2 percent increase in sales volume combined with a 2.1 percent increase in average selling prices. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. Segment operating income increased 178.6 percent compared to 2011 and segment profit margin increased by 350 basis points. Raw material cost as a percentage of net revenue increased 40 basis points primarily due to lower margins associated with the growth in the retail and distribution channels. Higher sales volume and the control of manufacturing expenses improved gross profit margin by 80 basis points. SG&A expenses increased in 2012 as compared to 2011 but at a significantly lower rate than net revenue resulting in a 260 basis point reduction in SG&A as a percentage of net revenue.

Net revenue increased 10.1 percent in 2011 compared to 2010 due to sales increases in the retail and distribution channels. Higher sales volume and to a lesser extent higher average selling prices drove the increase in net revenue compared to the prior year. The extra week added approximately 2.0 percent to the 2011 net revenue as compared to 2010. Selling price increases were not enough to completely offset the increases in raw material costs and as a result our gross profit margins declined slightly in 2011 compared to 2010. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage rate than the increase in net revenue. Net revenue growth was the primary driver of the 44.4 percent increase in segment operating income in 2011 compared to 2010. Segment operating income as a percent of net revenue was 2.2 percent in 2011 compared to 1.7 percent in 2010.

EIMEA

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$672.4	$473.8	$404.8	41.9%	17.0%
Segment operating income	$34.4	$24.6	$12.0	40.2%	105.3%
Segment profit margin %	5.1%	5.2%	3.0%

The following table provides details of the EIMEA net revenue variances:

	2012 vs 2011	2011 vs 2010
Organic growth	5.4%	11.7%
Currency	(8.7)%	5.3%
Acquisitions	45.2%	—

Total	41.9%	17.0%

Net revenue increased 41.9 percent in 2012 compared to 2011. Organic sales growth was attributable to a 4.1 percent increase in pricing combined with a 1.3 percent increase in sales volume compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The weaker Euro compared to the U.S. dollar had a negative 8.7 percent impact on net revenue. The acquired business added $214.4 million to net revenue. The increase in pricing reflects the impact of price increases implemented to offset raw material cost inflation. Significant volume growth was generated in the emerging markets of the operating segment, especially Egypt, India and Turkey, however, this growth was mitigated by lower sales volume in core Europe reflecting the generally soft end market conditions in this region. Segment operating income increased 40.2 percent compared to 2011 while segment profit margin was flat. Raw material cost as a percentage of net revenue increased 80 basis points primarily due to the inclusion of the acquired business that generates lower margins relative to the legacy business. Conversely, the lower cost structure of the acquired business is the primary driver of the 80 basis point reduction in SG&A cost as a percentage of net revenue.

Net revenue increased 17.0 percent in 2011 compared to 2010. Both higher average selling prices and sales volume contributed to the 11.7 percent increase in organic sales growth. The extra week added approximately 2.0 percent to the 2011 net revenue as compared to 2010. The stronger Euro in 2011 as compared to 2010 had a favorable 5.3 percent impact on net revenue. Gross profit margin increased slightly in 2011 compared to 2010 as higher average selling prices offset increased raw material costs and lower margin polymer and windows product lines were eliminated. SG&A expenses increased in 2011 as compared to 2010 but at a lower percentage than the increase in net revenue. In 2010 segment operating income included a $2.6 million charge related to the exit of the polysulfide-based insulating glass product line and a $1.8 million charge related to a product liability claim. Net revenue growth and the non-recurring charges included in 2010 were the primary drivers of the 105.3 percent increased segment operating income in 2011 compared to 2010. The increase in gross profit margin and the lower rate of growth in SG&A expenses also contributed to the increase. Segment operating income as a percent of net revenue was 5.2 percent in 2011 compared to 3.0 percent in 2010.

Latin America Adhesives

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$155.6	$147.1	$129.8	5.8%	13.3%
Segment operating income	13.2	8.0	6.9	65.2%	15.2%
Segment profit margin %	8.5%	5.4%	5.3%

The following table provides details of Latin America Adhesives net revenue variances:

	2012 vs 2011	2011 vs 2010
Organic growth	4.1%	13.3%
Acquisitions	1.7%	—

Total	5.8%	13.3%

Net revenue increased 5.8 percent in 2012 compared to 2011. The organic sales growth was fully attributable to a 4.1 percent increase in average selling prices compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The acquired business added $2.5 million to net revenue. Segment operating income increased 65.2 percent compared to 2011 and segment profit margin increased by 310 basis points. Raw material cost as a percentage of net revenue decreased 290 basis points due to the combination of product pricing actions and lower raw material costs. Raw material costs in this operating segment are more favorable relative to other operating segments as this segment uses a higher proportion of natural sourced resins compared to hydrocarbon based resins used in other segments. SG&A expenses increased in 2012 as compared to 2011 but at a lower rate than net revenue resulting in a 90 basis point reduction in SG&A as a percentage of net revenue.

Net revenue increased 13.3 percent in 2011 compared to 2010. The net revenue growth was driven by increased average selling prices and better economic conditions in Latin America. The extra week added approximately 2.0 percent to the 2011 net revenue as compared to 2010. The gross profit margin decreased in 2011 compared to 2010 due to the significant increase in raw material costs. Pricing actions taken in 2011 helped offset the increasing raw material costs. SG&A expenses increased in 2011 compared to 2010 at a slower pace than the increase in net revenue. Net revenue growth was the primary driver of the 15.2 percent increase in segment operating income in 2011 compared to 2010. Segment operating income as a percent of net revenue was 5.4 percent in 2011 compared to 5.3 percent in 2010.

Asia Pacific

($ in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenue	$228.1	$198.7	$154.9	14.8%	28.3%
Segment operating income	$7.4	$7.8	$5.3	(6.5)%	47.1%
Segment profit margin %	3.2%	4.0%	3.5%

The following table provides details of Asia Pacific net revenue variances:

	2012 vs 2011	2011 vs 2010
Organic growth	(1.3)%	12.5%
Currency	0.3%	8.6%
Acquisitions	15.8%	7.2%

Total	14.8%	28.3%

Net revenue increased 14.8 percent in 2012 compared to 2011. Lower organic sales were the result of a 3.2 percent decrease in sales volume partially offset by a 1.9 percent increase in pricing compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The acquired business added $31.4 million to net revenue. Sales volume declined in Australia and Southeast Asia compared to 2011 while China continues to post volume growth, but the growth rate has slowed as end market conditions softened in 2012. In Australia, we have maintained our market share while end market demand in these markets has been weak. In Southeast Asia, our sales volume has declined due to generally less favorable end market conditions as well as the loss of some market share as we work to strategically shift our business toward higher value products. Segment operating income decreased by 6.5 percent compared to 2011 and segment profit margin declined by 80 basis points. Raw material cost as a percentage of net revenue increased 120 basis points as the inclusion of the acquired business that generates lower margins relative to the legacy business more than offset the impact of price increases and lower raw material costs on this ratio. Conversely, the lower cost structure of the acquired business is the primary driver of the 30 basis point reduction in SG&A cost as a percentage of net revenue.

Net revenue increased 28.3 percent in 2011 compared to 2010. The net revenue growth was the result of the expansion and investments we have been making in this operating segment. Both average selling prices and sales volume contributed to the 12.5 percent increase in organic sales growth. The extra week added approximately 2.0 percent to the 2011 net revenue as compared to 2010. Our acquisition of Revertex Finewaters in Malaysia added 7.2 percent to the net revenue growth for the year. Positive currency effects contributed 8.6 percent to the net revenue growth in 2011. The currency effect was driven largely by the strengthening of the Australian dollar as compared to the U.S. dollar. SG&A expenses were higher in 2011 compared to 2010 due to the additional investments made in sales, marketing and technical personnel to support the business growth and a full year results of Revertex Finewaters. Segment operating income increased 47.1 percent in 2011 compared to 2010 primarily due to the increase in net revenue. Segment operating income as a percent of net revenue was 4.0 percent in 2011 as compared to 3.5 percent in 2010.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 1, 2012 were $200.4 million as compared to $154.6 million as of December 3, 2011. Total long and short-term debt was $520.2 million as of December 1, 2012 and $232.3 million as of December 3, 2011.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 1, 2012, we were in compliance with all covenants of our contractual obligations.

Covenant	Debt Instrument	Measurement	Result as of December 1, 2012
TTM EBITDA/TTM Interest Expense	All Debt Instruments	Not less than 2.5	12.5

Total Indebtedness/TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.1

• TTM = trailing 12 months

• EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the acquired business (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the acquired business) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the acquired business or the restructuring of the Company’s Europe, India, Middle East and Africa operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2013.

Net Financial Assets

($ in millions)	2012	2011
Financial Assets:
Cash and cash equivalents	$200.4	$154.6
Debt:
Notes payable	22.6	28.3
Long-term debt	497.6	204.0

Total debt (including current maturities)	520.2	232.3

Net financial debt	$319.8	$77.7

Of the $200.4 million in cash and cash equivalents as of December 1, 2012, $184.5 million was held outside the U.S. Of the $184.5 million of cash held outside the U.S., earnings on $182.2 million are permanently reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation, the Irish financing subsidiary, and the Construction Products subsidiary in excess of $75.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $75.0 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. The Forbo acquisition and any investments, loans, and advances established to consummate the Forbo acquisition are excluded from the credit facility limitations described above. Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is permanently reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $22.6 million at December 1, 2012. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 11.3 percent for both 2012 and 2011.

Long-Term Debt:    Long-term debt consisted of senior notes and term loans. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. The Series E senior notes bear a fixed interest rate of 4.12 percent and mature in fiscal year 2022. We are subject to prepayment penalties on our senior notes. As of December 1, 2012, “make-whole” premiums were estimated to be, if the entire debt were paid off, $86.3 million. We currently have no intention to prepay any senior notes. The term loan A bears a floating interest rate of the London Interbank Offered Rate (LIBOR) plus a spread of 62.5 basis points and matures in 2013. The term loan B bears a floating interest rate of LIBOR plus 150 basis points and matures in 2017. There are no prepayment penalties on the term loans. See the discussion below regarding borrowings on our lines of credit.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75.0 million of the $150.0 million senior notes. We have designated the $75.0 million of senior note debt as the hedged item in a fair value hedge. As required by the accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $9.5 million and recognized a liability of $8.9 million for change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $158.9 million being recorded in long-term debt related to these senior notes as of December 1, 2012. For further information related to long-term debt see Note 8 to Consolidated Financial Statements.

Lines of Credit:    We have a revolving credit agreement with a consortium of financial institutions at December 1, 2012. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes up to a maximum of $200.0 million. Interest is payable at LIBOR plus 1.275 percent. A facility fee of 0.225 percent is payable quarterly. The interest rate and the facility fee are based on a rating grid. The credit facility expires on March 5, 2017.

Goodwill and Other Intangible Assets

As of December 1, 2012, goodwill totaled $254.3 million (14 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $233.4 million (13 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at December 1, 2012 are as follows:

($ in millions)	North America Adhesives	Construction Products	EIMEA	Latin America Adhesives	Asia Pacific	Total
Goodwill	$58.7	$13.3	$147.3	$7.5	$27.5	$254.3
Purchased technology & patents	20.2		13.0		4.1	37.3
Customer relationships	17.9	87.0	52.3	0.3	6.3	163.8
Other finite-lived intangible assets[1]	9.9	7.8	6.7	1.7	5.6	31.7
Indefinite-lived intangible assets[2]			0.6			0.6

1	Other finite-lived intangible assets are related to operating segment trademarks.

2	Indefinite-lived intangible assets are related to EIMEA operating segment trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	December 1, 2012	December 3, 2011
Net working capital as a percentage of annualized net revenue[1]	17.8%	14.3%
Accounts receivable DSO[2]	56 Days	53 Days
Inventory days on hand[3]	53 Days	41 Days
Free cash flow[4]	$56.3 million	$40.7 million
Debt capitalization ratio[5]	40.1%	24.8%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (fourth quarter, 2011 adjusted for extra week, multiplied by four).

2	Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) for 2012 and 63 (9 weeks) for 2011 and divided by the net revenue for the last 2 months of the quarter.

3	Total inventory multiplied by 56 for 2012 and 63 for 2011 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4	Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5	Total debt divided by (total debt plus total stockholders’ equity).

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

ROIC was introduced because we believe it provides a true measure of return on capital invested. We believe it is an effective way to internally measure performance and it is focused on the long term. The ROIC calculated at

December 1, 2012 was 9.5 percent and at December 3, 2011 was 9.6 percent. The following table shows the ROIC calculation as of December 1, 2012 and December 3, 2011 based on the definition above:

($ in millions)	Trailing 12 months as of December 1, 2012	Trailing 12 months as of December 3, 2011
Gross profit	$517.3	$403.8
Selling, general and administrative expenses	(354.7)	(286.9)
Income taxes at effective rate	(48.2)	(35.2)
Income from equity method investments	9.2	9.0

Total return	$123.6	$90.7
Total invested capital	1,302.9	941.8
Return on invested capital	9.5%	9.6%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

($ in millions)	2012	2011	2010
Net cash provided by operating activities	$108.6	$88.1	$72.2

Net income including non-controlling interest was $125.9 million in 2012, $89.0 million in 2011 and $70.4 million in 2010. Depreciation and amortization expense totaled $57.4 million in 2012 compared to $39.1 million in 2011 and $38.8 million in 2010. The higher expense in 2012 was directly related to the acquired business.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $39.2 million, $20.8 million and $26.9 million in 2012, 2011 and 2010, respectively. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net—Changes in trade receivables resulted in a $17.3 million use of cash in 2012 as compared to $18.4 million use of cash in 2011 and a $13.8 million use of cash in 2010. The DSO was 56 days at December 1, 2012, 53 days at December 3, 2011 and 55 days at November 27, 2010.

•

Inventory—Changes in inventory resulted in a $17.1 million use of cash in 2012 as compared to a use of cash of $11.0 million in 2011 and a use of cash of $4.1 million in 2010. Inventory days on hand were 53 days at the end of 2012 as compared to 41 days and 44 days at the end of 2011 and 2010, respectively. The higher use of cash and higher days on hand in 2012, compared to previous years, are both related to the increase in inventory after the downward management of inventory in the fourth quarter of 2011 and 2010 whereas in 2012 inventory levels have increased in order to support the manufacturing transitions that are underway as part of the Business Integration Project.

•

Trade Payables—Changes in trade payables resulted in a use of cash of $4.8 million in 2012 and a source of cash of $8.7 million in 2011 and a use of cash of $9.1 million in 2010. The use of cash of $4.8 million in 2012 compared to the source of cash of $8.7 million in 2011 was related to the increases in inventory in 2012 after the downward management in the fourth quarter of 2011.

Income from discontinued operations, net of tax reduced cash flows from operating activities by $57.6 million, $8.8 million and $6.1 million in 2012, 2011 and 2010, respectively. The $57.6 million in 2012 includes an after-tax gain on the sale of our Central America Paints business of $51.1 million. Contributions to our pension and other postretirement benefit plans were $9.8 million, $11.9 million and $15.1 million in 2012, 2011 and 2010, respectively. Changes in deferred income taxes resulted in a use of cash of $16.8 million in 2012 compared to a source of cash of $5.7 million in 2011 and a source of cash of $9.5 million in 2010. The 2012 change compared to 2011 was related to the accrual of Business Integration Project expenses. Income taxes payable resulted in a source of cash of $15.2 million, $6.5 million and $2.1 million in 2012, 2011 and 2010, respectively. The 2012 change compared to 2011 was related to the timing of U.S. estimated tax payments. Accrued compensation was a source of cash of $21.0 million in 2012, a use of cash of $3.4 million in 2011 and a source of cash of $2.8 million in 2010 and other liabilities was a source of cash of $3.5 million in 2012 and a use of cash of $2.9 million and 10.5 million in 2011 and 2010, respectively. The source of cash in 2012 for accrued compensation and other liabilities were related to the accrual of severance and other related costs as part of our Business Integration Project that have not been paid at the end of 2012.

Cash Flows from Investing Activities from Continuing Operations:

($ in millions)	2012	2011	2010
Net cash used in investing activities	$(446.8)	$(36.3)	$(57.0)

Purchases of property plant and equipment were $35.9 million in 2012 as compared to $32.8 million in 2011 and $31.7 million in 2010. We do not anticipate significant repair and maintenance activities on existing property, plant and equipment as a result of current or past capital spending policies.

We acquired the global industrial adhesives business of Forbo Holding AG for $404.7 million and the outstanding shares of Engent, Inc. for $7.9 million in 2012. In 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. for $6.0 million. In 2010 we acquired the outstanding shares of Revertex Finewaters for $26.8 million and we paid the first year earn out of Nordic Adhesive Technology of $0.8 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities from Continuing Operations:

($ in millions)	2012	2011	2010
Net cash provided by (used in) financing activities	$273.9	$(42.8)	$24.4

Proceeds from long-term debt in 2012 were $584.2 million of which $400.0 million was used for financing the acquisition. Included in the 2012 proceeds of long-term debt was our note purchase agreement under which we issued $250.0 million in aggregate principal amount of senior unsecured notes and a draw down of our $150.0 million term loan. Repayment of long-term debt in 2012 was $292.3 million which included prepayment of $80.0 million of long-term debt with proceeds from the sale of our Central America Paints business. Long-term debt proceeds and payments netted to a source of cash of $192.9 million in 2012. Long-term debt proceeds of $218.0 million and payments of $240.5 million, netted to a use of cash of $22.5 million in 2011. In 2010, long-term debt proceeds of $345.0 million and payments of $329.6 million netted to a source of cash of $15.4 million. Included in the 2010 proceeds of long-term debt is our note purchase agreement under which we issued $150.0 million in aggregate principal amount of senior unsecured notes.

Cash generated from the exercise of stock options was $7.4 million in 2012, $7.7 million in 2011 and $4.0 million in 2010. The $7.4 million in 2012 was driven by higher average stock price. The higher amount in 2011 was primarily due to exercises by our former CEO as his departure required the exercise of certain stock option awards. Repurchases of common stock were $4.3 million in 2012 compared to $8.5 million in 2011 and $0.4 million in 2010. We repurchased $3.0 million in 2012 and $7.5 million in 2011 from our 2010 share repurchase program. In 2011 we repurchased the 20 percent non-controlling interest that Sekisui Chemical held in our China entities for $8.6 million.

Cash Flows from Discontinued Operations:

($ in millions)	2012	2011	2010
Cash provided by (used in) operating activities of discontinued operations	$(13.9)	$13.5	$(1.0)
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	120.2	(1.5)	(0.3)

Net cash provided by (used in) discontinued operations	$106.3	$12.0	$(1.2)

Cash flows from discontinued operations includes the proceeds from the sale of $118.5 million in 2012 and cash generated from operations and investing activities of the Central America Paints business.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$497.6	$22.5	$—	$121.3	$353.8
Interest payable on long-term debt[1]	152.4	18.7	37.9	37.1	58.7
Operating leases	17.3	7.6	7.1	1.8	0.8
Pension contributions[2]	7.8	7.8	—	—	—
Purchase obligation contracts[3]	4.9	3.6	1.3	—	—

Total contractual obligations	$680.0	$60.2	$46.3	$160.2	$413.3

[1]	Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

[2]

Pension contributions are only included for fiscal 2013. We have not determined our pension funding obligations beyond 2013 and thus, any potential future contributions have been excluded from the table.

[3]	Represents a contract to provide us with information technology services. See Note 13 to Consolidated Financial Statements for further information.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $4.9 million as of December 1, 2012, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 9 to Consolidated Financial Statements.

We expect 2013 capital expenditures to be approximately $110.0 million.

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

The list of important factors in Item 1A. Risk Factors does not necessarily present the risk factors in order of importance. This disclosure, including that under “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by us in this report and elsewhere from time to time, represents our best judgment as of the date the information is given. We do not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the SEC or in our press releases) on related subjects.

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

Interest Rate Risk:    Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 1, 2012 would be approximately $1.3 million or $0.03 per diluted share.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 57 percent of net revenue was generated outside of the United States in 2012. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on 2012 financial results and foreign currency balance sheet positions as of December 1, 2012, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $4.9 million or $0.10 per diluted share.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries as of December 1, 2012 and December 3, 2011, and the related consolidated statements of income, total equity, and cash flows for each of the fiscal years in the three-year period ended December 1, 2012. We also have audited H.B. Fuller Company’s internal control over financial reporting as of December 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of December 1, 2012 and December 3, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 1, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of

December 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, MN

January 29, 2013

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 1, 2012	December 3, 2011	November 27, 2010
Net revenue	$1,886,239	$1,444,085	$1,256,825
Cost of sales	(1,368,963)	(1,040,253)	(898,654)

Gross profit	517,276	403,832	358,171
Selling, general and administrative expenses	(354,735)	(286,871)	(263,551)
Special charges, net	(52,467)	(7,499)	—
Asset impairment charges	(1,517)	(332)	(8,785)
Other income (expense), net	784	4,101	1,197
Interest expense	(19,793)	(10,811)	(10,414)

Income from continuing operations before income taxes and income from equity method investments	89,548	102,420	76,618
Income taxes	(30,479)	(31,211)	(20,333)
Income from equity method investments	9,218	9,006	8,008

Income from continuing operations	68,287	80,215	64,293
Income from discontinued operations, net of tax	57,568	8,832	6,126

Net income including non-controlling interests	125,855	89,047	70,419
Net (income) loss attributable to non-controlling interests	(233)	58	458

Net income attributable to H.B. Fuller	$125,622	$89,105	$70,877

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	$1.37	$1.64	$1.33
Income from discontinued operations	$1.16	$0.18	$0.13

Basic earnings per share	$2.53	$1.82	$1.46

Diluted
Income from continuing operations	$1.34	$1.61	$1.31
Income from discontinued operations	$1.14	$0.18	$0.12

Diluted earnings per share	$2.48	$1.79	$1.43

Weighted-average common shares outstanding:
Basic	49,571	48,991	48,599
Diluted	50,618	49,866	49,608
Dividends declared per common share	$0.330	$0.295	$0.278

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 1, 2012	December 3, 2011
Assets
Current assets:
Cash and cash equivalents	$200,436	$154,649
Trade receivables, net	320,152	217,424
Inventories	208,531	116,443
Other current assets	70,225	55,590
Current assets of discontinued operations	—	52,484

Total current assets	799,344	596,590

Property, plant and equipment, net	329,016	242,587
Goodwill	254,345	114,895
Other intangibles, net	233,355	126,710
Other assets	168,395	130,068
Long-term assets of discontinued operations	1,865	16,859

Total assets	$1,786,320	$1,227,709

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$22,613	$28,310
Current maturities of long-term debt	22,500	24,375
Trade payables	163,062	104,418
Accrued compensation	71,400	43,077
Income taxes payable	24,865	7,240
Other accrued expenses	45,605	24,965
Current liabilities of discontinued operations	74	22,600

Total current liabilities	350,119	254,985

Long-term debt, excluding current maturities	475,112	179,611
Accrued pension liabilities	105,220	39,877
Other liabilities	68,190	41,028
Long-term liabilities of discontinued operations	5,000	2,744

Total liabilities	1,003,641	518,245

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,981	3,887
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000, Shares outstanding—49,903,266 and 49,449,579, for 2012 and 2011, respectively	49,903	49,450
Additional paid-in capital	37,965	23,770
Retained earnings	830,031	720,989
Accumulated other comprehensive income (loss)	(139,626)	(89,005)

Total H.B. Fuller stockholders’ equity	778,273	705,204

Non-controlling interests	425	373

Total equity	778,698	705,577

Total liabilities, redeemable non-controlling interest and total equity	$1,786,320	$1,227,709

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 28, 2009	$48,658	$12,309	$589,451	$(59,064)	$2,888	$594,242
Net income including non- controlling interests			70,877		(458)	70,419
Foreign currency translation				(28,666)	26	(28,640)
Defined benefit pension plans adjustment, net of tax of $(1,523)				1,142		1,142
Interest rate swap, net of tax				31		31

Comprehensive Income						42,952
Dividends			(13,732)			(13,732)
Stock option exercises	358	3,592				3,950
Share-based compensation plans other, net	196	6,650				6,846
Tax benefit on share-based compensation plans		509				509
Repurchases of common stock	(18)	(359)				(377)

Balance at November 27, 2010	49,194	22,701	646,596	(86,557)	2,456	634,390
Net income including non-controlling interests			89,105		(58)	89,047
Foreign currency translation				3,382	7	3,389
Defined benefit pension plans adjustment, net of tax of $3,603				(5,872)		(5,872)
Interest rate swap, net of tax				42		42

Comprehensive Income						86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Tax benefit on share-based compensation plans		1,140				1,140
Repurchases of common stock	(394)	(8,116)				(8,510)
Repurchase of non- controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	49,450	23,770	720,989	(89,005)	373	705,577
Net income including non- controlling interests			125,622		233	125,855
Foreign currency translation				(2,985)	28	(2,957)
Defined benefit pension plans adjustment, net of tax of $26,075				(47,283)		(47,283)
Interest rate swaps, net of tax				41		41
Cash-flow hedges, net of tax				(394)		(394)

Comprehensive Income						75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Tax benefit on share-based compensation plans		1,263				1,263
Repurchases of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	$49,903	$37,965	$830,031	$(139,626)	$425	$778,698

See accompanying notes to Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years
	December 1, 2012	December 3, 2011	November 27, 2010
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$125,855	$89,047	$70,419
Income from discontinued operations, net of tax	(57,568)	(8,832)	(6,126)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	38,713	28,888	27,969
Amortization	18,703	10,162	10,839
Deferred income taxes	(16,820)	5,740	9,462
Income from equity method investments, net of dividends received	(4,436)	(4,482)	(5,569)
Share-based compensation	9,728	7,741	6,405
Pension and other postretirement benefit plan contributions	(9,763)	(11,851)	(15,100)
Pension and other postretirement benefit plan income (expense)	1,854	(1,620)	8,034
Excess tax benefit from share-based compensation	(1,263)	(1,140)	(509)
Non-cash charge for the sale of inventories revalued at the date of acquisition	3,228	—	—
Asset impairment charges	1,517	332	8,785
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(17,341)	(18,428)	(13,757)
Inventories	(17,081)	(11,022)	(4,074)
Other assets	(4,313)	(775)	(6,971)
Trade payables	(4,845)	8,662	(9,086)
Accrued compensation	20,950	(3,387)	2,785
Other accrued expenses	4,909	1,652	3,418
Income taxes payable	15,173	6,464	2,124
Other liabilities	3,531	(2,948)	(10,476)
Other	(2,090)	(6,115)	(6,361)

Net cash provided by operating activities from continuing operations	108,641	88,088	72,211

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(35,913)	(32,834)	(31,729)
Purchased businesses, net of cash acquired	(412,606)	(6,000)	(27,573)
Proceeds from sale of property, plant and equipment	1,756	2,542	2,330

Net cash used in investing activities from continuing operations	(446,763)	(36,292)	(56,972)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	584,208	218,000	345,000
Repayment of long-term debt	(292,333)	(240,500)	(329,625)
Net proceeds from (payments on) notes payable	(5,837)	1,081	18,566
Dividends paid	(16,454)	(14,550)	(13,624)
Proceeds from stock options exercised	7,401	7,697	3,950
Excess tax benefit from share-based compensation	1,263	1,140	509
Purchased non-controlling interests	—	(8,600)	—
Proceeds from issuance of redeemable non-controlling interest	—	1,425	—
Repurchases of common stock	(4,333)	(8,510)	(377)

Net cash provided by (used in) financing activities from continuing operations	273,915	(42,817)	24,399
Effect of exchange rate changes on cash and cash equivalents	3,656	1,911	(5,278)

Net change in cash and cash equivalents from continuing operations	(60,551)	10,890	34,360
Cash provided by (used in) operating activities of discontinued operations	(13,893)	13,452	(962)
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	120,231	(1,470)	(275)

Net change in cash and cash equivalents	45,787	22,872	33,123
Cash and cash equivalents at beginning of year	154,649	131,777	98,654

Cash and cash equivalents at end of year	$200,436	$154,649	$131,777

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$126	$162	$108
Cash paid for interest	$19,967	$13,349	$12,095
Cash paid for income taxes	$31,832	$16,607	$13,768

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1:    Nature of Business and Summary of Significant Accounting Policies

Nature of Business:    H.B. Fuller Company and its subsidiaries formulate, manufacture and market adhesives, sealants and other specialty chemical products globally, with sales operations in 40 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Our business is reported in five operating segments: North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives and Asia Pacific. Of the 2012 net revenue, North America Adhesives operating segment accounted for 36 percent, Construction Products 8 percent, EIMEA 36 percent, Latin America Adhesives 8 percent and Asia Pacific 12 percent.

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

On August 6, 2012 we sold our Central America Paints business for cash proceeds of $118,459 and recorded a gain of $66,179 ($51,060, net of tax). After the sale of our Central America Paints business, we now have five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Prior periods have been restated for the removal of our Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. For fiscal years 2012 and 2011, this equity method investment exceeded the 10 percent threshold but not the 20 percent threshold test for a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As such, summarized financial information as of December 1, 2012 and December 3, 2011for Sekisui-Fuller Company, Ltd. is as follows:

	As of December 1, 2012	As of December 3, 2011
Current assets	$117,597	$117,701
Non-current assets	25,704	28,018
Current liabilities	48,298	53,599
Non-current liabilities	2,653	3,331

	For the year ended December 1, 2012	For the year ended December 3, 2011
Net revenue	$222,589	$217,427
Gross profit	63,596	64,300
Net income	18,436	18,012

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were December 1, 2012, December 3, 2011 and November 27, 2010 for 2012, 2011 and 2010, respectively. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year for us.

Use of Estimates:    Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (“ASC”) 605-50, “Customer Payments and Incentives”. Rebates recorded in the Consolidated Statements of Income were $9,707, $14,751 and $18,151 in 2012, 2011 and 2010, respectively.

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

Income Taxes:    The income tax provision is computed based on the pre-tax income included in the Consolidated Statements of Income before income from equity method investments. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See Note 9 to Consolidated Financial Statements.

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less.

Restrictions on Cash:    There were no restrictions on cash as of December 1, 2012. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. However, the majority of our cash in non-U.S. locations is considered permanently reinvested.

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

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 32 percent of consolidated inventories. During 2012 there was no liquidation of LIFO inventory layers. During 2011 and 2010 reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net pre-tax income of $273 and $1,349, respectively. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted-average actual cost) or market value.

Investments:    Investments with a value of $9,794 represent the cash surrender value of life insurance contracts on December 1, 2012. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “Other income (expense), net”.

Investments in Equity Securities Carried at Cost:    Fair value of cost method investments is assessed according to accounting standards. During 2012, we determined the fair value of one of our cost basis investments was lower than the investment value on our balance sheet based on investor approval of a buy-out offer from the majority shareholder; and, the fair value of another of our cost basis investments was lower than the investment value on our balance sheet based on a recently completed round of additional financing. Since both of these impairments that were considered other than temporary, we recorded non-cash charges associated with these impairments of $1,517. We did not have any impairment of our cost method investments for the years ended December 3, 2011 or November 27, 2010. The book value of the cost method investments as of December 1, 2012 was $2,085 and 3,571 as of December 3, 2011.

Property, Plant and Equipment:    Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $151, $114 and $240 were capitalized in 2012, 2011 and 2010, respectively.

Goodwill:    We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on our 2012 annual assessment, we determined that none of our goodwill was impaired.

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

Impairment of Long-Lived Assets:    Our long-lived assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred. See Note 6 to Consolidated Financial Statements for additional information.

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

Pension and Other Postretirement Benefits:    We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S. we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. The discount rate assumption is determined using an actuarial yield curve approach, which enables us to select a discount rate that reflects the characteristics of the plan. The approach identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Note 11 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

During 2010, we made a decision to limit the postemployment benefits coverage to a period of twelve months after active employment ends. The result of this decision was a one-time benefit of $2,534 that was recorded in the SG&A expense line of the Consolidated Statements of Income in 2010.

Asset Retirement Obligations:    We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,623 and $1,400 at December 1, 2012 and December 3, 2011, respectively.

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

(shares in thousands)	2012	2011	2010
Net income attributable to H.B. Fuller	$125,622	$89,105	$70,877
Weighted-average common shares—basic	49,571	48,991	48,599
Equivalent shares from share-based compensation plans	1,047	875	1,009

Weighted-average common and common equivalent shares—diluted	50,618	49,866	49,608

Share-based compensation awards for 7,372, 856,593 and 1,209,614 shares for 2012, 2011 and 2010, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Financial Instruments and Derivatives:    Our objective is to balance, where possible, local currency denominated assets to local currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. Because derivative instruments outstanding were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other income or expense in the income statement during the periods the derivative instruments were outstanding. We do not enter into any speculative positions with regard to derivative instruments. See Note 12 to the Consolidated Financial Statements for further information.

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 54,289, 48,675 and 17,804 shares of common stock in 2012, 2011 and 2010, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100,000 of our outstanding common shares. During 2012, we repurchased 100,000 shares for $2,999 and during 2011, we repurchased 345,446 shares for $7,491 under this program. See Note 10 to the Consolidated Financial Statements for further information.

Recently Adopted Accounting Pronouncements:    In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This ASU does not extend the use of fair value but, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or IFRS. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The adoption of these amendments did not have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which amended the guidance on goodwill impairment testing to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, as a result of the qualitative assessment, an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The adoption of this amendment had no impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Assets for Impairment” which amended the guidance on indefinite-lived intangible asset testing to allow companies to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived assets. If, as a result of the qualitative assessment, a company determines that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendment is effective for fiscal years beginning after September 15, 2012, which is our fiscal year 2013, but early adoption is permitted. The adoption of this amendment had no impact on our Consolidated Financial Statements.

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

Note 2:    Acquisitions and Divestitures

Acquisitions

Engent, Inc.:    On September 10, 2012 we acquired the outstanding shares of Engent, Inc., a provider of manufacturing, research and development services to the electronics industry, based in Norcross, Georgia. The acquisition added state-of-the-art development capabilities, testing resources and technical support infrastructure, which increased our capabilities in a wide range of microelectronic assembly technologies. The acquisition was a stock purchase and therefore encompassed all Engent, Inc. business operations and was recorded in our North America Adhesives operating segment.

The purchase price of $7,881was funded through existing cash. We incurred acquisition related costs of approximately $74, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

In addition to the initial consideration, the former owners of the Engent, Inc. business are entitled to receive a series of annual cash payments based on certain financial performance criteria during the period September 10, 2012 through November 28, 2015 up to a maximum additional consideration of $2,000. We used a probability-weighted present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,200 which was recorded in other liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are reflected in the Consolidated Statements of Income.

Based on valuations we recorded:

Current assets	$603
Property, plant and equipment	1,471
Goodwill	5,434
Other intangibles
Customer relationships	2,300
Noncompetition agreements	400
Trademarks	300
Other assets	325
Current liabilities	(84)
Other liabilities	(1,668)
Contingent consideration liabilities	(1,200)

Total cash paid	$7,881

Our expected lives of the acquired intangible assets are as follows: customer relationships 10 years, non-competition agreements 5 years and trademarks 5 years.

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

The Forbo industrial adhesives business acquired is known for the breadth of its product line in all of our core markets, particularly packaging and durable assembly. The acquisition gives us added product technology, people and skills that will enhance the competitiveness of our business. The global industrial adhesives business acquired operated 17 manufacturing facilities in 10 countries and employed more than 1,100 people globally. The acquired business will be integrated into our existing North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments. The integration involves a significant amount of restructuring and capital investment to optimize the new combined operating segments. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. See Note 5 to Consolidated Financial Statements for additional information.

The fair value measurement was preliminary at December 1, 2012, pending resolution of any purchase price adjustments. We expect the fair value measurement process to be completed in the first quarter of 2013. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$172,345
Property, plant and equipment	92,443
Goodwill	136,658
Other intangibles
Developed technology	42,190
Customer relationships	58,910
Trademarks/trade names	21,880
Other	479
Other assets	4,605
Current liabilities	(84,251)
Other liabilities	(40,534)

Total purchase price	$404,725

Our expected lives of the acquired intangible assets are as follows: developed technology between 7 and 12 years, customer relationships between 12 and 13 years, trademarks/trade names 8 years and other 3 years.

Based on fair value measurement of the assets acquired and liabilities assumed, we allocated $136,658 to goodwill for the expected synergies from combining the acquired business with our existing business. The goodwill was assigned to our existing operating segments as presented below.

North America Adhesives	$31,563
EIMEA	97,466
Latin America Adhesives	1,584
Asia Pacific	6,045

Total acquired goodwill	$136,658

The amount of goodwill deductible for tax purposes over a five year period is $9,419 and over a fifteen year period is $27,798. The goodwill non-deductible for tax purposes is $99,441.

Our Consolidated Statements of Income for the year ended December 1, 2012 included net revenue of $423,396 from the acquisition.

The following unaudited pro forma information gives effect to the acquisition of the Forbo industrial adhesives business acquired as if the acquisition occurred on November 28, 2010. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. The unaudited pro forma information for the years ended December 1, 2012 and December 3, 2011, assuming that the acquisition occurred at the beginning of fiscal 2011, is presented below:

	Fiscal Years
	December 1, 2012	December 3, 2011
Net revenue	$2,019,103	$2,015,362
Net income from continuing operations	71,946	83,216
Net income attributable to H.B. Fuller	129,281	92,106
Diluted earnings per share from continuing operations	$1.42	$1.67
Diluted earnings per share	2.55	1.85

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

In addition to the initial consideration, the former owners of the Liquamelt business, are entitled to receive a series of semi-annual cash payments based on certain financial performance criteria during the period April 15, 2011 through November 26, 2016 up to a maximum additional consideration of $7,000. We used a present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The initial fair value of the contingent consideration was $1,919 which was recorded in long-term liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are recognized as SG&A expenses in the Consolidated Statements of Income. We have reduced the fair value of the contingent consideration liability to $449 as of December 1, 2012.

Divestitures

Central America Paints. On May 7, 2012 we agreed to sell our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The sale was completed on August 6, 2012. Cash proceeds of $118,459 included the $120,000 sales price net of a purchase price adjustment of $1,541 for cash in excess of target cash, a working capital adjustment to target and cash settlement of other balance sheet adjustments. The cash proceeds included settlement of our intercompany debt in the amount of $25,325. As part of this transaction, we recorded a gain of $66,179 ($51,060 net of tax) which is net of direct external costs to sell of $4,875 and a deferred gain of $5,000 ($3,135, net of tax), because a portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies which we expect to be resolved in early 2014. The contingent consideration was valued at fair value based on level 3 inputs and is included in long-term liabilities of discontinued operations in the Consolidated Balance Sheets.

In accordance with ASC 205-20, “Discontinued Operations” we have classified the results of this business as discontinued operations. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations.

Revenue and income from discontinued operations for the years ended December 1, 2012, December 3, 2011 and November 27, 2010 were as follows:

	Fiscal Years
	December 1, 2012	December 3, 2011	November 27, 2010
Net revenue	$73,143	$113,466	$99,336
Income from operations	8,235	12,572	11,100
Gain on sale of discontinued operations	66,179	—	—
Income taxes	(16,846)	(3,740)	(4,974)

Net income from discontinued operations	$57,568	$8,832	$6,126

Income taxes for the year ended December 1, 2012 included $15,119 of tax expense related to the gain on the sale of discontinued operations.

The major classes of assets and liabilities of discontinued operations as of December 1, 2012 and December 3, 2011 were as follows:

	December 1, 2012	December 3, 2011
Cash and cash equivalents	$—	$1,500
Trade receivables, net	—	26,852
Inventories	—	19,549
Other current assets	—	4,583

Current assets of discontinued operations	—	52,484
Property, plant and equipment, net	—	13,296
Other assets	1,865	3,563

Long-term assets of discontinued operations	1,865	16,859
Trade payables	74	11,936
Income taxes payable	—	4,567
Other accrued expenses	—	6,097

Current liabilities of discontinued operations	74	22,600
Accrued pension liabilities	—	1,288
Other liabilities	5,000	1,456

Long-term liabilities of discontinued operations	5,000	2,744

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

Restricted stock awards are nonvested stock-based awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest in three years from the date of grant or 33.3 percent per year for three years, depending on the grant. During the vesting period, ownership of the shares cannot be transferred.

Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The cash dividends on restricted stock shares are forfeitable.

Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding upon grant. Restricted stock units become newly issued shares when vested. The dividend equivalent rights for restricted stock units are forfeitable.

We expense the cost, which is the grant date fair market value, of both the restricted stock shares and the restricted stock units ratably over the period during which the restrictions lapse. The grant date fair value is our closing stock price on the date of grant.

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

Key Employee Deferred Compensation Plan:    This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units representing shares of company common stock. We provide a 10 percent match on deferred compensation invested in these units.

Grant-Date Fair Value:    We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2012, 2011 and 2010 were calculated using the following assumptions:

	2012	2011	2010
Expected life (in years)	4.75	4.75	5
Weighted-average expected volatility	51.60%	52.13%	50.88%
Expected volatility range	48.79% - 51.76%	50.45% - 52.30%	50.80% - 51.60%
Risk-free interest rate	0.71%	1.87%	2.07%
Expected dividend yield	1.05%	1.31%	1.35%
Weighted-average fair value of grants	$11.52	$9.10	$8.49

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

Total share-based compensation expense was $9,728, $7,741 and $6,405 for 2012, 2011 and 2010, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2012, 2011 and 2010, there was $1,263, $1,140 and $509 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $12,826 at December 1, 2012 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of December 1, 2012, $6,096 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation costs related to unvested restricted stock awards are $5,657 as of December 1, 2012 and are expected to be recognized over a weighted-average period of 0.9 years.

Share-based Activity

The option activity for the years ended December 1, 2012 and December 3, 2011 is summarized below:

	Options	Weighted- Average Exercise Price
Outstanding at November 27, 2010	2,820,468	$18.25
Granted	535,873	22.11
Exercised	(538,709)	14.75
Forfeited or cancelled	(394,266)	21.87

Outstanding at December 3, 2011	2,423,366	$19.29

Granted	548,449	28.75
Exercised	(430,000)	17.42
Forfeited or cancelled	(112,065)	22.03

Outstanding at December 1, 2012	2,429,750	$21.63

The fair value of options granted during 2012, 2011 and 2010 was $6,318, $4,878 and $5,327, respectively. Total intrinsic value of options exercised during 2012, 2011 and 2010 was $5,191, $4,231 and $3,542, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 1, 2012 were $7,401.

The nonvested restricted stock activity for the years ended December 1, 2012 and December 3, 2011, is summarized below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2010	111,940	365,829	477,769	$19.17	1.7
Granted	82,492	145,038	227,530	22.38	2.2
Vested	(54,392)	(148,951)	(203,343)	21.87	—
Forfeited	(12,923)	(90,154)	(103,077)	18.59	1.1

Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0
Granted	88,536	128,427	216,963	28.64	2.2
Vested	(52,788)	(134,810)	(187,598)	24.66	—
Forfeited	(21,681)	(20,148)	(41,829)	24.78	1.6

Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9

Total fair value of restricted stock vested during 2012, 2011, and 2010 was $4,626, $4,447 and $1,441, respectively. The total fair value of nonvested restricted stock at December 1, 2012 was $9,820.

We repurchased 54,289, 48,675 and 17,804 restricted stock shares during 2012, 2011 and 2010, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended December 1, 2012 and December 3, 2011 is summarized below:

	Non-employee Directors	Employees	Total
Units outstanding November 27, 2010	277,345	88,798	366,143
Participant contributions	21,406	3,457	24,863
Company match contributions[1]	22,996	649	23,645
Payouts	(7,187)	(15,631)	(22,818)

Units outstanding December 3, 2011	314,560	77,273	391,833

Participant contributions	15,836	3,215	19,051
Company match contributions[1]	20,414	599	21,013
Payouts	(12,041)	(12,425)	(24,466)

Units outstanding December 1, 2012	338,769	68,662	407,431

[1]	The non-employee directors’ company match includes 18,030 and 19,452 deferred compensation units paid as discretionary awards to all non-employee directors in 2012 and 2011, respectively.

The fair value of non-employee directors company matches for 2012, 2011 and 2010 was $78, $78 and $66, respectively. The fair value of the non-employee directors’ discretionary award was $560 for 2012 and $490 for 2011 and 2010. The fair value of employee company matches was $14 for 2012 and $14 for 2011 and $15 for 2010.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2012, 2011 and 2010 follow.

Other income (expense), net	2012	2011	2010
Foreign currency transaction losses, net	$(1,204)	$(1,488)	$(136)
Interest income	1,731	2,265	879
Gain on disposal of fixed assets	555	1,736	562
Other, net	(298)	1,588	(108)

Total other income (expense), net	$784	$4,101	$1,197

Research and development expenses (included in selling, general and administrative expenses)	$21,254	$20,751	$19,105

Balance Sheet Information

Additional details of balance sheet amounts as of December 3, 2012 and December 1, 2011 follow.

Inventories:	2012	2011
Raw materials	$110,820	$63,895
Finished goods	119,123	75,430
LIFO reserve	(21,412)	(22,882)

Total inventories	$208,531	$116,443

Other current assets:
Other receivables	$13,127	$11,858
Prepaid income taxes	6,674	14,203
Deferred income taxes	15,804	7,051
Prepaid expenses	32,573	22,478
Assets held for sale	2,047	—

Total other current assets	$70,225	$55,590

Property, plant and equipment:
Land	$59,102	$43,291
Buildings and improvements	260,328	223,783
Machinery and equipment	567,145	512,087
Construction in progress	21,145	13,383

Total, at cost	907,720	792,544
Accumulated depreciation	(578,704)	(549,957)

Net property, plant and equipment	$329,016	$242,587

Other assets:
Investments and company owned life insurance	$13,192	$14,180
Equity method investments	45,259	40,823
Cost method investments	2,085	3,571
Long-term deferred income taxes	83,717	51,104
Prepaid pension costs	328	4,093
Other long-term assets	23,814	16,297

Total other assets	$168,395	$130,068

Income taxes payable:	2012	2011
Current income taxes payable	$23,679	$6,186
Current deferred income taxes	1,186	1,054

Total income taxes payable	$24,865	$7,240

Other accrued expenses:
Taxes other than income taxes	$12,195	$6,253
Interest	4,617	2,357
Product liability	3,172	1,058
Accrued expenses	25,621	15,297

Total other accrued expenses	$45,605	$24,965

Other liabilities:
Asset retirement obligation	$3,623	$1,400
Long-term deferred income taxes	23,757	8,534
Long-term deferred compensation	4,294	4,419
Long-term involuntary termination benefits	3,337	—
Postretirement other than pension	20,307	16,129
Other long-term liabilities	12,872	10,546

Total other liabilities	$68,190	$41,028

Additional details on the trade receivables allowance for 2012, 2011 and 2010 follow.

	2012	2011	2010
Balance at beginning of year	$4,272	$5,507	$6,557
Charged to expenses	3,680	925	1,118
Write-offs/adjustments	(368)	(2,187)	(1,917)
Effect of exchange rates	(71)	27	(251)

Balance at end of year	$7,513	$4,272	$5,507

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment, net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment, net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

	November 27, 2010
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,370	$50,357	$13
Interest rate swap, net of taxes of $84	(218)	(218)	—
Defined benefit pension plans adjustment net of taxes of $73,983	(136,696)	(136,696)	—

Total accumulated other comprehensive income (loss)	$(86,544)	$(86,557)	$13

Note 5:    Special Charges, net

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The integration of this business will involve a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, in July of 2011 we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the years ended December 1, 2012 and December 3, 2011, we incurred special charges, net of $52,467 and $7,499, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Fiscal Years
	2012	2011
Acquisition and transformation related costs:
Professional services	$24,647	$4,410
Financing availability costs	4,300	—
Foreign currency option contract	841	3,089
Gain on foreign currency forward contracts	(11,621)	—
Other related costs	2,010	—
Restructuring costs:
Workforce reduction costs	28,087	—
Facility exit costs	4,203	—

Special charges, net	$52,467	$7,499

Acquisition and transformation related costs of $24,647 for the year ended December 1, 2012 include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the year ended December 1, 2012, we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. For the year ended December 3, 2011, we incurred acquisition and transformation related costs of $4,410 for investment advisory, financial advisory, legal and valuation services necessary to acquire the Forbo industrial adhesives business and an expense of $3,089 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs at a blended forward rate of 1.06245 USD/CHF. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. When the acquisition closed on March 5, 2012, the forward currency contracts were settled at a rate of 1.09385 USD/CHF. For the year ended December 1, 2012, the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

During 2012, we incurred workforce reduction costs of $28,087, cash facility exit costs of $1,033, non-cash facility exit costs of $3,170 and other costs of $2,010 related to the Business Integration Project.

For the year ended December 1, 2012, the activity in accrued restructuring costs associated with the Business Integration Project is as follows:

Workforce Reduction Costs
Balance at December 3, 2011	$—
Restructuring charges	28,087
Cash payments	(5,308)
Foreign currency translation adjustment	(2,931)

Balance at December 1, 2012	$19,848

Of the $19,848 in accrued restructuring costs at December 1, 2012, $16,511 was included in accrued compensation and $3,337 was included in other liabilities on our Consolidated Balance Sheets as this portion is not expected to be paid within the next year. In Europe, the accrued restructuring charges included statutory minimum amounts for two sites for which final agreements have not been reached with the works councils as well as amounts being accrued ratably for three sites in which works council agreements have been reached. At the communication date to employees, final termination benefits will be measured and will be recognized ratably over the service period employees are required to work to be eligible for termination benefits. In North America and Asia, the benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments. See Note 15 to Consolidated Financial Statements.

Note 6:    Impairment of Long-Lived Assets

In 2011 we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded pre-tax asset impairment charge of $332.

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

Note 7:    Goodwill and Other Intangible Assets

The operating segment goodwill balances as of December 1, 2012 and December 3, 2011, follow. Changes in the goodwill balances relate to changes in allocations, foreign currency exchange rates and activity from acquisitions. See Note 2 to the Consolidated Financial Statements for more information on acquisitions.

	2012	2011
North America Adhesives	$58,722	$27,476
Construction Products	13,337	13,337
EIMEA	147,318	47,871
Latin America Adhesives	7,464	5,481
Asia Pacific	27,504	20,730

Total	$254,345	$114,895

Additional details on the goodwill balance for 2012 and 2011 follow.

	2012	2011
Balance at beginning of year	$114,895	$108,970
Engent, Inc. acquisition (Note 2)	5,434	—
Forbo Industrial Adhesives (Note 2)	136,658	—
Liquamelt Corp. acquisition (Note 2)	—	4,882
Currency effect	(2,642)	1,043

Balance at end of year	$254,345	$114,895

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In the fourth quarter of 2012, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate at the high end of our range. There were no indications of impairment in any of our reporting units.

In the North America Adhesives and EIMEA reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The calculated fair values of the Construction Products, Latin America Adhesives and Asia Pacific reporting units exceeded their carrying value by approximately 26 percent, 28 percent and 68 percent, respectively. In all three of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin.

See Note 1 to the Consolidated Financial Statements for further information of our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 1, 2012
Original cost	$43,304	$226,478	$42,838	$312,620
Accumulated amortization	(5,924)	(62,727)	(11,170)	(79,821)

Net identifiable intangibles	$37,380	$163,751	$31,668	$232,799

Weighted-average useful lives (in years)	11	17	13	16

As of December 3, 2011
Original cost	$10,860	$159,351	$17,262	$187,473
Accumulated amortization	(2,932)	(50,986)	(7,429)	(61,347)

Net identifiable intangibles	$7,928	$108,365	$9,833	$126,126

Weighted-average useful lives (in years)	12	19	15	18

Amortization expense with respect to amortizable intangible assets was $18,703, $10,162 and $10,839 in 2012, 2011 and 2010, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2013	2014	2015	2016	2017	Thereafter
Amortization Expense	$20,738	$20,644	$20,302	$20,130	$20,116	$130,869

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at December 1, 2012 and December 3, 2011 totaling $556 and $584, respectively, relate to the trademarks and trade names. The change in non-amortizable assets in 2012 compared to 2011 was due to changes in currency exchange rates.

Note 8:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $22,613 at December 1, 2012. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 11.3 percent, 11.3 percent and 8.6 percent in 2012, 2011 and 2010, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 1, 2012.

Long-Term Debt

Long-Term Debt	Weighted-Average Interest Rate at December 1, 2012	Fiscal Year Maturity Date	2012	2011
Revolving credit line	1.50%	2017	$—	$—
Term Loan A	0.88%	2013	22,500	46,875
Term Loan B	1.72%	2017	66,250	—
Senior Notes, Series A1	2.11%	2017	18,646	18,403
Senior Notes, Series B2	1.99%	2017	36,454	35,948
Senior Notes, Series C3	3.25%	2020	38,762	37,760
Senior Notes, Series D4	5.61%	2020	65,000	65,000
Senior Notes, Series E5	4.12%	2022	250,000	—

Total debt			497,612	203,986
Less: current maturities			(22,500)	(24,375)

Total long-term debt, excluding current maturities			$475,112	$179,611

On December 16, 2009, we entered into a note purchase agreement under which we agreed to issue $150,000 in aggregate principal amount of senior unsecured notes to a group of private investors. The $150,000 was split into four non-amortizing tranches, Series A-D. On March 5, 2012, we entered into a note purchase agreement under which we agreed to issue $250,000 in aggregate principal amount of senior unsecured notes to a group of private investors. The $250,000 is a non-amortizing tranche, Series E. Additional details are provided below:

1	Senior Notes, Series A, due December 16, 2016, $17,000 5.13 percent, swapped to a variable rate of 6- month LIBOR (in arrears) plus 1.59 percent

2	Senior Notes, Series B, due February 24, 2017, $33,000 5.13 percent fixed, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent

3	Senior Notes, Series C, due December 16, 2019, $35,000 5.61 percent fixed, $25,000 swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent

4	Senior Notes, Series D, due February 24, 2020, $65,000 5.61 percent fixed

5	Senior Notes, Series E, due March 5, 2022, $250,000 4.12 percent fixed

On March 5, 2012, we entered into a credit agreement with a consortium of financial institutions under which we established a $200,000 multi-currency revolving credit facility and a $150,000 term loan (term loan B) that we can use to repay existing indebtedness, finance working capital needs, and for general corporate purposes. Interest on the revolving credit facility is payable at the LIBOR plus 1.275 percent. A facility fee of 0.225 percent is payable quarterly. The interest rate on term loan B is payable at the LIBOR rate plus 1.50 percent. The interest rates and the facility fee are based on a rating grid. The credit agreement replaced our existing revolving credit facilities and expires on March 5, 2017.

Long-term debt had an estimated fair value of $562,010 and $214,418 as of December 1, 2012 and December 3, 2011, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of December 1, 2012, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term lines of credit	$200,000	$0	$200,000

A revolving credit agreement with a consortium of financial institutions accounted for the entire committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that can be drawn upon for general corporate purposes up to a maximum of $200,000. The credit agreement expires on March 5, 2017.

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At December 1, 2012 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations	$22,500	$0	$0	$0	$121,350	$353,762

Note 9:    Income Taxes

Income from continuing operations before income taxes and income from equity method investments	2012	2011	2010
United States	$69,287	$48,782	$50,271
Non-U.S.	20,261	53,638	26,347

Total	$89,548	$102,420	$76,618

Components of the provision for income tax expense (benefit)	2012	2011	2010
Current:
U.S. federal	$25,637	$6,286	$3,678
State	2,663	1,191	(586)
Non-U.S.	18,999	17,994	7,779

	47,299	25,471	10,871

Deferred:
U.S. federal	(12,314)	7,515	9,345
State	(398)	676	811
Non-U.S.	(4,108)	(2,451)	(694)

	(16,820)	5,740	9,462

Total	$30,479	$31,211	$20,333

Reconciliation of effective income tax	2012	2011	2010
Statutory U.S. federal income tax rate	$31,342	$35,847	$26,816
State income taxes, net of federal benefit	1,472	1,202	1,486
Foreign dividend repatriation	(9,004)	(536)	—
Foreign operations	(7,911)	(3,028)	(4,265)
Interest income not taxable in the U.S.	(1,802)	(1,784)	(2,402)
Reduction in unrecognized tax benefits	—	—	(3,231)
Change in valuation allowance	5,502	—	615
Tax impact of special charges, net	10,209	—	—
Other	671	(490)	1,314

Total	$30,479	$31,211	$20,333

Deferred income tax balances at each year-end related to	2012	2011
Depreciation and amortization	$(32,731)	$(8,829)
Employee benefit costs	71,100	39,917
Foreign tax credit carryforward	13,510	2,259
Tax loss carryforwards	12,355	9,641
Other	22,669	9,316

	86,903	52,304
Valuation allowance	(12,325)	(3,737)

Net deferred tax assets	$74,578	$48,567

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension adjustments.

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance of $8,588 during 2012 is primarily due to recording a valuation allowance on deferred tax assets in one of our legacy non-U.S. entities, as well as some of our purchased non-U.S. entities, that do not meet the more-likely-than-not realization test.

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

U.S. income taxes have not been provided on approximately $388,540 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $40,027 in twenty different countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $24,894 can be carried forward indefinitely, while the remaining $15,133 of tax losses must be utilized during 2013 to 2020.

The U.S. has a foreign tax credit carryforward of $13,510 which will expire between 2019 and 2022.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for fiscal year ended December 1, 2012. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

2012
Balance at beginning of year	$5,584
Tax positions related to the current year:
Additions	1,215

Tax positions related to prior years:
Additions	297
Reductions	(1,844)
Settlements	(67)
Lapses in applicable statutes of limitation	(299)

Balance at end of year	$4,886

Included in the balance of unrecognized tax benefits as of December 1, 2012, are potential benefits of $4,310 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended December 1, 2012, we recognized a net expense for interest and penalties of $25 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $666 as of December 1, 2012. For the fiscal year ended December 3, 2011, we recognized net benefit for interest and penalties of $400 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $709 as of December 3, 2011.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2008 or Swiss income tax examination for years prior to 2008. There have been no Swiss income tax examinations for 2008 and subsequent years. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have adequate reserves with respect to these examinations.

Note 10:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 49,903,266 and 49,449,579 shares issued and outstanding at December 1, 2012 and December 3, 2011, respectively. Dividends of $0.330, $0.295 and $0.278 per share were declared and paid in 2012, 2011 and 2010, respectively.

On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. During 2012, we repurchased 100,000 shares for $2,999 and during 2011, we repurchased 345,446 shares for $7,491 under this program.

Common Shares Outstanding	2012	2011	2010
Beginning balance	49,449,579	49,194,251	48,657,618
Stock options exercised	430,000	538,709	358,421
Shares swapped for stock option exercises	(3,619)	(11,017)	—
Deferred compensation paid	19,389	17,233	37,862
Restricted units vested	53,927	49,640	13,370
Restricted shares granted	128,427	145,038	155,757
Shares withheld for taxes	(54,289)	(48,675)	(17,804)
Restricted shares forfeited	(20,148)	(90,154)	(10,973)
Shares repurchased under repurchase plan	(100,000)	(345,446)	—

Ending balance	49,903,266	49,449,579	49,194,251

Shareholder Rights Plan:    The shareholder rights plan provides each holder of a share of common stock a right to purchase one one-hundredth of a share of preferred stock for $95, subject to adjustment. No fraction of a preferred share (other than fractions in integral multiples of one one-hundredth of a share) will be issued.

Preferred shares purchased upon exercise of the rights will not be redeemable. Each preferred share will be entitled to a preferential quarterly dividend payment, a preferential liquidation payment, voting rights, and participation in any merger, consolidation or other transaction in which common shares are exchanged. These rights are not currently exercisable. In the event any person becomes an Acquiring Person (as defined in the rights plan), each holder of a right will thereafter have a right to receive, upon exercise thereof at the then current aggregate exercise price, in lieu of preferred shares, such number of common shares of ours having a current aggregate market price equal to twice the current aggregate exercise price. In the event that at any time after there is an Acquiring Person we are acquired in certain mergers or other business combination transactions or 50 percent or more of the assets or earning power of us and our subsidiaries (taken as a whole) are sold, holders of the rights will thereafter have the right to receive, upon exercise thereof at the then current aggregate exercise price, such number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a current aggregate market price equal to twice the current aggregate exercise price. Rights held by an acquiring person are void. We may redeem or exchange the rights in certain instances. Unless extended or redeemed, the rights expire on July 31, 2016.

At the end of 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities. The table below presents the effect of this repurchase on our stockholders’ equity:

	2012	2011	2010
Net income attributable to H.B. Fuller	$125,622	$89,105	$70,877
Decrease in additional paid-in-capital for repurchase of non-controlling interest	—	(6,610)	—

Change from net income attributable to H.B. Fuller and transfers to non-controlling interest	$125,622	$82,495	$70,877

Note 11:    Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee’s pre-tax earnings, based on the employee’s contributions. All employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2012 was $6,606 which included the cost of the 4 percent company match of $3,535 and the additional 3 percent contribution of $3,071. The total contributions to the 401(k) plan were $5,211 and $3,602 in 2011 and 2010, respectively.

The defined contribution pension plan liability recorded in the Consolidated Balance Sheets was $6,702 and $4,084 in 2012 and 2011, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plan

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 1, 2012 and December 3, 2011:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation:	2012	2011	2012	2011	2012	2011
Benefit obligation at beginning of year	$326,627	$315,645	$137,439	$138,046	$53,749	$55,639
Acquisition	—	—	32,162	—	—	—
Service cost	90	2,304	1,457	1,364	541	514
Interest cost	16,098	16,736	8,222	7,449	2,469	2,676
Participant contributions	—	—	—	—	665	620
Plan amendments	—	404	—	—	—	—
Actuarial (gain)/loss	67,827	18,362	34,527	(7,383)	10,157	(1,271)
Other	—	—	(139)	3,584	—	—
Curtailments	—	(11,815)	(228)	—	—	—
Settlement	—	—	(203)	(538)	—	—
Divestitures	—	—	(1,237)	—	—	—
Benefits paid	(16,019)	(15,009)	(7,640)	(6,280)	(4,375)	(4,429)
Currency change effect	—	—	(180)	1,194	—	—

Benefit obligation at end of year	394,623	326,627	204,180	137,439	63,206	53,749

Change in plan assets:
Fair value of plan assets at beginning of year	304,540	301,728	124,303	119,561	37,289	35,278
Acquisition	—	—	18,839	—	—	—
Actual return on plan assets	42,282	16,307	19,272	(1,014)	5,367	1,998
Employer contributions	1,505	1,514	4,635	6,515	3,623	3,822
Participant contributions	—	—	—	—	665	620
Other	—	—	(139)	—	—	—
Benefits paid¹	(16,019)	(15,009)	(2,764)	(1,664)	(4,375)	(4,429)
Currency change effect	—	—	(60)	905	—	—

Fair value of plan assets at end of year	332,308	304,540	164,086	124,303	42,569	37,289
Plan assets in excess of (less than) benefit obligation as of year end	$(62,315)	$(22,087)	$(40,094)	$(13,136)	$(20,637)	$(16,460)

[1]	Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Unrecognized actuarial loss	$170,813	$125,367	$77,905	$60,910	$51,469	$48,761
Unrecognized prior service cost (benefit)	298	346	(24)	(30)	(10,452)	(15,145)

Ending balance	$171,111	$125,713	$77,881	$60,880	$41,017	$33,616

Statement of financial position as of fiscal year-end:	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Non-current assets	$—	$—	$384	$4,147	$—	$—
Accrued benefit cost
Current liabilities	(1,495)	(1,500)	(3,291)	(733)	(311)	(313)
Non-current liabilities	(60,820)	(20,587)	(37,187)	(16,549)	(20,326)	(16,147)

Ending balance	$(62,315)	$(22,087)	$(40,094)	$(13,135)	$(20,637)	$(16,460)

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $439,974 at December 1, 2012 and $365,117 at December 3, 2011. The accumulated benefit obligation of the non-U.S. pension plans was $194,292 at December 1, 2012 and $129,166 at December 3, 2011.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 1, 2012 and December 3, 2011:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Accumulated benefit obligation	$439,974	$72,775	$138,318	$19,773
Fair value of plan assets	374,877	37,289	107,727	7,424

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 1, 2012 and December 3, 2011:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Projected benefit obligation	$457,829	$380,377	$148,206	$32,070
Fair value of plan assets	374,877	341,830	107,727	14,787

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Employer contributions
2013	$1,495	$2,099	$4,237
Expected benefit payments
2013	$16,666	$10,181	$4,237
2014	17,210	8,171	4,234
2015	17,757	8,571	4,212
2016	18,369	8,616	4,200
2017	19,076	8,905	4,186
2018-2022	103,836	47,776	20,593

Components of net periodic benefit cost and other supplemental information for the years ended December 1, 2012, December 3, 2011, and November 27, 2010 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit):	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$90	$2,304	$5,496	$1,457	$1,364	$1,030	$541	$514	$542
Interest cost	16,098	16,736	17,104	8,222	7,449	6,990	2,469	2,676	2,923
Expected return on assets	(23,758)	(25,438)	(26,231)	(8,021)	(7,881)	(7,833)	(3,263)	(3,087)	(2,734)
Amortization:
Prior service cost	49	24	66	(4)	(4)	(4)	(4,693)	(4,693)	(4,636)
Actuarial (gain)/ loss	3,858	3,689	2,467	2,487	2,723	2,525	5,155	5,932	6,332
Divestitures	—	—	—	7	—	—	—	—	—
Curtailment (gain)/loss	—	101	—	46	—	—	—	—	—
Settlement charge/(credit)	—	—	—	65	—	928	—	—	—

Net periodic benefit cost (benefit)	$(3,663)	$(2,584)	$(1,098)	$4,259	$3,651	$3,636	$209	$1,342	$2,427

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of December 1, 2012
Amortization of prior service cost (benefit)	$49	$(4)	$(4,134)
Amortization of net actuarial (gain) loss	6,742	3,706	5,717

	$6,791	$3,702	$1,583

	Pension Benefits						Other Postretirement Benefits
Weighted-average assumptions used to Determine benefit obligations	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	3.81%	5.05%	5.46%	3.79%	5.36%	5.09%	3.46%	4.73%	4.96%
Rate of compensation increase[1]	4.50%	5.00%	4.17%	1.87%	2.14%	2.15%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.05%	5.46%	5.69%	5.26%	5.10%	5.18%	4.73%	4.96%	5.30%
Expected return on plan assets	8.00%	8.00%	7.90%	6.08%	6.18%	6.68%	8.75%	8.75%	8.75%
Rate of compensation increase	5.00%	4.17%	4.19%	1.86%	2.13%	2.15%	N/A	N/A	N/A

1	Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.5 percent rate and 5.00 percent rate for 2012 and 2011 respectively, is for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which enables us to select a discount rate that reflects the characteristics of the plan. The approach identifies a broad universe of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A lower discount rate increases the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.83 percent at December 1, 2012, as compared to 5.07 percent at December 3, 2011 and 5.49 percent at November 27, 2010. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 1, 2012 would increase pension and other postretirement plan expense approximately $280 (pre-tax) in fiscal 2013. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 8.00 percent in 2012 compared to 8.00 percent for 2011 and 7.90 for 2010. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2012 the expected long-term rate of return on the target equities allocation was 9.0 percent and the expected long-term rate of return on the target fixed-income allocation was 5.5 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $1,874 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.08 percent in 2012. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in Germany and the United Kingdom respectively. The expected long-term rate of return on plan assets for Germany was 5.8 percent and the expected long-term rate of return on plan assets for the United Kingdom was

6.6 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2012	2011	2010
Health care cost trend rate assumed for next year	7.25%	7.25%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2018	2018	2015

Sensitivity Information:    A one-percentage point change in the health care cost trend rate would have the following effects on the December 1, 2012 service and interest cost and the accumulated postretirement benefit obligation at December 1, 2012:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$3	$(3)
Effect on accumulated postretirement benefit obligation	$49	$(46)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2011 and 2010 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2012	2012	2011	2012	2012	2011	2012	2012	2011
Asset Category
Equities	60.0%	60.4%	56.4%	48.6%	48.0%	44.8%	0.0%	0.0%	0.0%
Fixed income	40.0%	38.8%	42.6%	48.5%	48.6%	52.6%	0.0%	0.0%	0.0%
Real Estate	0.0%	0.0%	0.0%	1.1%	1.1%	0.0%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	98.7%	98.5%
Cash	0.0%	0.8%	1.0%	1.8%	2.3%	2.6%	0.0%	1.3%	1.5%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2012 and 2011. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2012 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2013.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom and Canada. During 2012 we acquired plans in the United Kingdom, Germany and France. During 2012 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2013. For plans acquired in 2012, we plan to review the portfolios and adjust target asset allocations as needed.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2012 and 2011. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 14 to the Consolidated Financial Statements.

U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$121,792	$78,920	$—	$200,712
Fixed income	51,994	76,445	516	128,955
Cash	2,641	—	—	2,641

Total	$176,427	$155,365	$516	$332,308

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,086	$48,651	$—	$78,737
Fixed income	46,340	32,937	514	79,791
Real Estate	—	—	1,768	1,768
Cash	3,790	—	—	3,790

Total	$80,216	$81,588	$2,282	$164,086

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$42,001	$42,001
Cash	568	—	—	568

Total	$568	$—	$42,001	$42,569

The definitions of fair values of our pension and other postretirement benefit plan assets at December 1, 2012 by asset category are as follows:

Equities—Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: (i) U.S. and non-U.S. equity securities and mutual funds valued at closing prices from national exchanges; and (ii) commingled funds valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments.

Fixed income—Primarily corporate and government debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include (i) mutual funds valued at closing prices from national exchanges, (ii) corporate and government debt securities valued at closing prices from national exchanges, (iii) commingled funds valued at unit values or net asset value provided by the investment managers, which are based on the fair value of the underlying investments, and (iv) an annuity contract, the value of which is determined by the provider and represents the amount the plan would receive if the contract were cashed out at year-end.

Real Estate—Property fund for purposes of total return. Investment is a comingled property fund valued at unit value provided by the investment manager, which is based on a valuation performed by a third party provider retained by the investment manager.

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended December 1, 2012:

U.S. Pension Plans	Fixed Income	Total
Level 3 balance at beginning of year	$591	$591
Purchases, sales, issuances and settlements, net	(75)	(75)

Level 3 balance at end of year	$516	$516

Non-U.S. Pension Plans	Fixed Income	Real Estate	Total
Acquisitions	471	1,726	2,197
Net transfers into / (out of) level 3	24	(8)	16
Net gains	25	30	55
Currency change effect	(6)	20	14

Level 3 balance at end of year	$514	$1,768	$2,282

Other Postretirement Benefits	Insurance	Total
Level 3 balance at beginning of year	$36,715	$36,715
Net transfers into / (out of) level 3	(193)	(193)
Purchases, sales, issuances and settlements, net	(294)	(294)
Net gains	5,773	5,773

Level 3 balance at end of year	$42,001	$42,001

Note 12:    Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, and Malaysian ringgit.

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of December 1, 2012, the combined fair value of the swaps were an asset of $1,610 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of December 1, 2012 resulted in additional pre-tax loss of $15 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $394 at December 1, 2012. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income at December 1, 2012 that is expected to be reclassified into earnings within the next twelve months is $ 214. At December 1, 2012, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of December 1, 2012:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2014	4.15%	$52,860	$782
Receive USD		4.30%
Pay EUR	2015	4.30%	$98,738	$828
Receive USD		4.45%

Total			$151,598	$1,610

Except for the two cross currency swap agreements listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 14 to Consolidated Financial Statements for fair value amounts of these derivative instruments.

As of December 1, 2012, we had forward foreign currency contracts maturing between December 7, 2012 and November 1, 2013. The mark-to-market effect associated with these contracts, on a net basis, at each year end was a loss of $126, $160 and $1,419 in 2012, 2011 and 2010, respectively. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

During the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the purchase agreement was signed. The currency contracts were not designated as hedges for accounting purposes. At maturity the mark-to-market adjustments were a gain of $11,621 which was recognized as a special charge, net in the Consolidated Statements of Income. See Note 5 to Consolidated Financial Statements.

As of December 3, 2011, we had a $100,000 notional amount foreign currency option to exchange U.S. Dollars for Swiss francs. Our objective was to mitigate the exposure on exchange rates on a portion of the proposed purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group. The fair value of this derivative was $841. The currency option was not designated as a hedge for accounting purposes and expired on January 10, 2012. The related expense was recognized as a special charge, net in the Consolidated Statements of Income. See Note 5 to Consolidated Financial Statements.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. See Note 8 to Consolidated Financial Statements for additional information. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $8,862 at December 1, 2012 and $7,111 at December 3, 2011 and were included in long-term debt in the Consolidated Balance Sheets. The fair value of the swaps in total was an asset of $9,473 at December 1, 2012 and $7,360 at December 3, 2011 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculations as of December 1, 2012, December 3, 2011 and November 27, 2010 resulted in additional year-to-date pre-tax gains of $362, $456 and $81, respectively as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 1, 2012, there were no significant concentrations of credit risk.

Note 13:    Commitments and Contingencies

Leases: The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at December 1, 2012 are:

Fiscal Year	2013	2014	2015	2016	2017	Remainder	Total Minimum Lease Payments
Operating Leases	$7,613	$4,245	$2,813	$1,392	$436	$822	$17,321

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $11,117, $7,730 and $7,194 in 2012, 2011 and 2010, respectively.

Servicing Agreement:    In 2005, we entered into an agreement to provide us with information technology services. The agreement is scheduled to run through 2014. Actual expenditures under the agreement for the years ended December 1, 2012, December 3, 2011 and November 27, 2010 were $4,959, $6,146 and $6,506, respectively. Of the costs incurred, $47, $50 and $29 were capitalized in 2012, 2011 and 2010, respectively. The future contractual obligations in each of the years indicated based on the contract in place at December 1, 2012 are:

Fiscal Year	2013	2014	Total Contractual Obligations
Servicing Agreement	$3,594	$1,280	$4,874

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities, including remediation of environmental contamination at our Sorocaba, Brazil facility. Soil and water samples were collected on and around the Sorocaba facility, and test results indicated that certain contaminants, including carbon tetrachloride and other solvents, exist in the soil and in the groundwater at both the Sorocaba facility and some neighboring properties. We are continuing to work with Brazilian regulatory authorities to implement and operate a remediation system at the site. As of December 1, 2012, $543 was recorded as a liability for our best estimate of expected remediation expenses remaining for this site. Depending on the results of the testing of our current remediation actions, it is reasonably possible that we may be required to record additional liabilities related to remediation costs at the Sorocaba facility. Based on our analysis, the high end of our range for reasonably possible projected costs to remediate the Sorocaba site is $836, inclusive of the existing accrual of $543.

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. As of December 1, 2012, we had reserved $1,920, which represents our best estimate of probable liabilities with respect to environmental matters, inclusive of the accrual related to the Sorocaba facility as described above. It is reasonably possible that we may have additional liabilities related to these known environmental matters. The high end of our range for reasonably possible projected costs to remediate all known environmental matters is $2,549, inclusive of the existing accrual of $1,920. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

As referenced above, during the fourth quarter of 2007, we and a group of other defendants entered into negotiations with certain law firms to settle a number of asbestos-related lawsuits and claims over a period of years. In total, we had expected to contribute up to $4,114, based on a present value calculation, towards the settlement amounts to be paid to the claimants in exchange for full releases of claims. Of this amount, our insurers had committed to pay $2,043 based on the probable liability of $4,114. Our contributions toward settlements from the time of the agreement through the end of fiscal year 2011 were $2,224 with insurers paying $1,243 of that amount. Based on this experience we reduced our reserves in the fourth quarter of 2011 to an undiscounted amount of $250 with insurers expected to pay $159. There were no contributions or insurance payments during 2012, therefore our reserves for this agreement and our insurance receivable remained unchanged from the previous year-end. These amounts represent our best estimate for the settlement amounts yet to be paid related to this agreement. Our reserve is recorded on an undiscounted basis.

In addition to the group settlement referenced above, a summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended December 1, 2012	Year Ended December 3, 2011	Year Ended November 27, 2010
Lawsuits and claims settled	9	7	4
Settlement amounts	$540	$537	$458
Insurance payments received or expected to be received	$391	$417	$366

We do not believe that it would be meaningful to disclose the aggregate number of asbestos-related lawsuits filed against us because relatively few of these lawsuits are known to involve exposure to asbestos-containing products that we manufactured. Rather, we believe it is more meaningful to disclose the number of lawsuits that are settled and result in a payment to the plaintiff.

To the extent we can reasonably estimate the amount of our probable liabilities for pending asbestos-related claims, we establish a financial provision and a corresponding receivable for insurance recoveries. As of December 1, 2012, our probable liabilities and insurance recoveries related to asbestos claims, excluding those related to the group settlement discussed above, were $219 and $201, respectively. These amounts relate to three pending cases and three settled cases for which final insurance payouts have not yet been made. We have concluded that it is not possible to reasonably estimate the cost of disposing of other asbestos-related claims (including claims that might be filed in the future) due to our inability to project future events. Future variables include the number of claims filed or dismissed, proof of exposure to our products, seriousness of the alleged injury, the number and solvency of other defendants in each case, the jurisdiction in which the case is brought, the cost of disposing of such claims, the uncertainty of asbestos litigation, insurance coverage and indemnification agreement issues, and the continuing solvency of certain insurance companies.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Note 14:    Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 1, 2012 and December 3, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 1, 2012	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,499	$15,499	$—	$—
Derivative assets	830	—	830	—
Interest rate swaps	9,473	—	9,473	—
Cash-flow hedges	1,610	—	1,610	—
Liabilities:
Derivative liabilities	$956	$—	$956	$—
Contingent consideration liabilities, continuing operations	1,649	—	—	1,649
Contingent consideration liabilities, discontinued operations	5,000	—	—	5,000

	December 3, 2011	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$76,114	$76,114	$—	$—
Derivative assets	1,862	—	1,862	—
Interest rate swaps	7,360	—	7,360	—
Liabilities:
Derivative liabilities	$1,181	$—	$1,181	$—
Contingent consideration liabilities	1,893	—	—	1,893

We measure certain assets at fair value on a nonrecurring basis. These assets include assets acquired and liabilities assumed in an acquisition and tangible and intangible assets and cost basis investments that are written down to fair value when they are determined to be impaired. During 2012, we determined that the fair values of two of our cost basis investments were lower than the investment values on our balance sheet. As a result, we recorded an impairment charge of $1,517.

During 2011, we discontinued production of the polymers used in certain resin products that had been produced in our EIMEA operating segment. As a result, we performed an impairment test on the non-amortizable trademarks and trade names used in resin products. In accordance with accounting standards, we calculated the fair value using a discounted cash flow approach. As a result of this analysis, we recorded an impairment charge of $332 related to the impairment of non-amortizable trademarks and trade names used in the abandoned resin products.

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

After the sale of our Central America Paints business in 2012, we now have five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Prior periods have been restated for the removal of our Latin America Paints operating segment which is now considered discontinued operations. Corporate expenses, which are fully allocated to each operating segment, have been reallocated to the remaining reportable operating segments.

The net revenue, inter-segment sales, segment operating income depreciation and amortization, total assets and capital expenditures of the industrial adhesives business, acquired in the second quarter of 2012, was recorded in our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

Reportable operating segment financial information for all periods presented follows:

	2012	2011	2010
Net revenue
North America Adhesives	$682,981	$489,903	$445,081
Construction Products	147,080	134,591	122,210
EIMEA	672,423	473,763	404,801
Latin America Adhesives	155,634	147,140	129,849
Asia Pacific	228,121	198,688	154,884

Total	$1,886,239	$1,444,085	$1,256,825

Inter-segment sales
North America Adhesives	$57,304	$60,793	$46,130
Construction Products	462	686	262
EIMEA	9,228	10,031	9,846
Asia Pacific	14,818	9,334	7,027

Segment operating income
North America Adhesives	$99,150	$73,508	$68,278
Construction Products	8,334	2,992	2,072
EIMEA	34,483	24,590	11,975
Latin America Adhesives	13,218	8,002	6,944
Asia Pacific	7,356	7,869	5,351

Total	$162,541	$116,961	$94,620

	2012	2011	2010

Depreciation and amortization
North America Adhesives	$16,835	$10,519	$10,866
Construction Products	11,001	11,000	11,424
EIMEA	18,399	10,748	11,240
Latin America Adhesives	2,017	1,703	1,788
Asia Pacific	6,238	5,080	3,490

Total	$54,490	$39,050	$38,808

Total assets[1]
North America Adhesives	$367,808	$189,371	$169,410
Construction Products	179,508	180,861	185,736
EIMEA	674,665	344,935	294,105
Latin America Adhesives	97,445	91,321	92,967
Asia Pacific	197,999	150,949	145,152
Corporate	267,030	200,929	200,296
Discontinued Operations	1,865	69,343	65,791

Total	$1,786,320	$1,227,709	$1,153,457

Capital expenditures
North America Adhesives	$14,641	$3,989	$5,283
Construction Products	1,923	3,936	921
EIMEA	14,628	16,458	10,080
Latin America Adhesives	1,770	1,202	1,555
Asia Pacific	3,832	3,511	10,673
Corporate	2,403	4,696	6,035

Total	$39,197	$33,792	$34,547

1	Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments

	2012	2011	2010
Segment operating income	$162,541	$116,961	$94,620
Special charges, net	(52,467)	(7,499)	—
Asset impairment charges	(1,517)	(332)	(8,785)
Other income, net	784	4,101	1,197
Interest expense	(19,793)	(10,811)	(10,414)

Income from continuing operations before income taxes and income from equity method investments	$89,548	$102,420	$76,618

Financial information about geographic areas

	Net Revenue
	2012	2011	2010
United States	$802,362	$613,250	$556,407
All other countries with less than 10 percent of total	1,083,877	830,835	700,418

Total	$1,886,239	$1,444,085	$1,256,825

	Property, Plant and Equipment, net

	2012	2011	2010

United States	$158,973	$121,333	$124,124
Germany	42,434	33,278	32,993
All other countries with less than 10 percent of total	127,609	87,976	80,529

Total	$329,016	$242,587	$237,646

Note 16:    Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (HBF Kimya) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of December 1, 2012 the redeemable non-controlling interest was:

Balance of Redeemable Non-controlling Interest at December 3, 2011	$3,887
Net Income (loss) attributed to Redeemable Non-controlling Interest	208
Accretion adjustment to redemption value	1
Foreign currency translation adjustment	(115)

Balance of Redeemable Non-controlling Interest at December 1, 2012	$3,981

As of December 3, 2011 the redeemable non-controlling interest was:

Initial measurement of Redeemable Non-controlling Interest	$4,199
Net Income (loss) attributed to Redeemable Non-controlling Interest	16
Accretion adjustment to redemption value	26
Foreign currency translation adjustment	(354)

Balance of Redeemable Non-controlling Interest at December 3, 2011	$3,887

Note 17:    Quarterly Data (unaudited)

(In thousands, except per share amounts)

	2012
	Q1	Q2	Q3	Q4
Net revenue	$345,454	$526,995	$500,535	$513,255
Gross profit	102,687	136,551	134,324	143,714
Selling, general and administrative expenses	(75,029)	(92,956)	(91,355)	(95,395)
Special charges, net	(6,482)	(32,127)	(4,654)	(9,204)
Asset impairment charges	—	(671)	—	(846)

Income from continuing operations	$13,608	$5,060	$24,607	$25,012

Basic Income per share	$0.28	$0.10	$0.49	$0.50

Diluted Income per share	$0.27	$0.10	$0.48	$0.49

Weighted-average common shares outstanding
Basic	49,365	49,652	49,627	49,640
Diluted	50,253	50,722	50,699	50,798

	2011
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$311,109	$368,360	$363,071	$401,545
Gross profit	85,595	102,964	103,013	112,260
Selling, general and administrative expenses	(68,004)	(70,136)	(72,052)	(76,679)
Special charges, net	—	—	—	(7,499)
Asset impairment charges	(332)	—	—	—

Income from continuing operations	$11,775	$24,228	$22,177	$22,035

Basic Income per share	$0.24	$0.49	$0.45	$0.46

Diluted Income per share	$0.24	$0.49	$0.44	$0.44

Weighted-average common shares outstanding
Basic	49,006	49,021	49,000	48,937
Diluted	49,877	49,850	49,917	49,821

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of December 1, 2012, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We acquired the industrial adhesives business of Forbo Holding AG in the second quarter of 2012 and it represented approximately 27 percent of our total assets as of December 1, 2012. In the fourth quarter of 2012, we expanded the scope of our assessment of the effectiveness of internal control over financial reporting to include the acquired business. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

H.B. Fuller Company management assessed the effectiveness of the company’s internal control over financial reporting as of December 1, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment management believes that, as of December 1, 2012, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s Independent Registered Public Accounting Firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 46.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, the company’s Independent Registered Public Accounting Firm, appears on page 46.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2013 (the “2013 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2012 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

The information under the headings “Executive Compensation,” and “Director Compensation” contained in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010.

Consolidated Balance Sheets as of December 1, 2012 and December 3, 2011.

Consolidated Statements of Total Equity for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009 and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012.

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012.

	Item	Incorporation by Reference
*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28 2011.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

	Item	Incorporation by Reference

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

*10.18	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

*10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

	Item	Incorporation by Reference

*10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.24	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.25	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 24, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

10.26	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010 and Exhibit 1.4 to the Current Report on Form 8-K, dated March 5, 2012.

10.27	Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company,, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent	Exhibit 1.3 to the Current Report on Form 8-K dated March 5, 2012.

*10.28	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.29	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.30	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2010.

*10.31	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.32	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.33	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.34	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

	Item	Incorporation by Reference

*10.35	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

10.36	First Amendment, dated September 26, 2012, to Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent.

10.37	Amendment No. 4, dated September 26, 2012, to Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, and the lenders party thereto as amended.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

31.2	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ James J. Owens
JAMES J. OWENS
Dated: January 29, 2013		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens JAMES J. OWENS	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ James R. Giertz JAMES R. GIERTZ	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ James C. McCreary, Jr. JAMES C. MCCREARY, JR.	Vice President, Controller (Principal Accounting Officer)

* LEE R. MITAU	Director

* JULIANA L. CHUGG	Director

* THOMAS W. HANDLEY	Director

* J. MICHAEL LOSH	Director

* DANTE C. PARRINI	Director

* ALFREDO L. ROVIRA	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT.	Director

*by	/s/ Timothy J. Keenan TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 29, 2013

Exhibit Index

	Item	Incorporation by Reference

2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009 and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012.

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28 2011.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

	Item	Incorporation by Reference
*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after July 7, 2010	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2010.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.12	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 4, 2008.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.2 to the Current Report on Form 8-K dated December 3, 2009.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.3 to the Current Report on Form 8-K dated December 3, 2009.

*10.17	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 3, 2009.

	Item	Incorporation by Reference

*10.18	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.5 to the Current Report on Form 8-K dated December 3, 2009.

*10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

*10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.24	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.25	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 24, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

10.26	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008 Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009 Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010 and Exhibit 1.4 to the Current Report on Form 8-K, dated March 5, 2012.

10.27	Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company,, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent	Exhibit 1.3 to the Current Report on Form 8-K dated March 5, 2012.

	Item	Incorporation by Reference

*10.28	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.29	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.30	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2010.

*10.31	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.32	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.33	Amendment, dated February 2, 2010, to offer letter between H.B. Fuller Company and James Owens	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2010.

*10.34	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

*10.35	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

10.36	First Amendment, dated September 26, 2012, to Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent.

10.37	Amendment No. 4, dated September 26, 2012, to Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, and the lenders party thereto as amended.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

31.2	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Total Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.