Form 10-Q
period 2013-03-02
FULLER H B CO
filed 2013-03-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,326,064 as of March 22, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 2,	March 3,
	2013	2012
Net revenue	$479,842	$345,453
Cost of sales	(346,466)	(242,766)

Gross profit	133,376	102,687
Selling, general and administrative expenses	(97,640)	(75,031)
Special charges, net	(5,333)	(6,482)
Other income (expense), net	378	418
Interest expense	(5,327)	(2,618)

Income from continuing operations before income taxes and income from equity method investments	25,454	18,974
Income taxes	(7,120)	(7,563)
Income from equity method investments	2,440	2,196

Income from continuing operations	20,774	13,607
Income from discontinued operations, net of tax	—	1,723

Net income including non-controlling interests	20,774	15,330
Net (income) loss attributable to non-controlling interests	(97)	(25)

Net income attributable to H.B. Fuller	$20,677	$15,305

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	0.42	0.28
Income from discontinued operations	—	0.03

Basic earnings per share	$0.42	$0.31

Diluted
Income from continuing operations	0.41	0.27
Income from discontinued operations	—	0.03

Diluted earnings per share	$0.41	$0.30

Weighted-average common shares outstanding:
Basic	49,817	49,365
Diluted	51,027	50,253
Dividends declared per common share	$0.085	$0.075

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 2,	March 3,
	2013	2012
Net income including non-controlling interests	$20,774	$15,330
Other comprehensive income
Foreign currency translation	(3,462)	1,900
Defined benefit pension plans adjustment, net of tax	1,976	1,130
Interest rate swaps, net of tax	10	10
Cash-flow hedges, net of tax	210	—

Other comprehensive income (loss)	(1,266)	3,040

Comprehensive income	19,508	18,370
Less: Comprehensive income attributable to non-controlling interests	104	31

Comprehensive income attributable to H.B. Fuller	$19,404	$18,339

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 2,	December 1,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$163,131	$200,436
Trade receivables (net of allowances—$7,681 and $7,513, for March 2, 2013 and December 1, 2012, respectively)	308,343	320,152
Inventories	229,442	208,531
Other current assets	77,857	70,225
Current assets of discontinued operations	1,865	—

Total current assets	780,638	799,344

Property, plant and equipment	921,972	907,720
Accumulated depreciation	(583,437)	(578,704)

Property, plant and equipment, net	338,535	329,016

Goodwill	251,158	254,345
Other intangibles, net	226,988	233,355
Other assets	168,091	168,395
Long-term assets of discontinued operations	—	1,865

Total assets	$1,765,410	$1,786,320

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$21,682	$22,613
Current maturities of long-term debt	15,000	22,500
Trade payables	167,926	163,062
Accrued compensation	52,837	71,400
Income taxes payable	16,931	24,865
Other accrued expenses	42,427	45,605
Current liabilities of discontinued operations	5,000	74

Total current liabilities	321,803	350,119

Long-term debt, excluding current maturities	474,299	475,112
Accrued pension liabilities	99,840	105,220
Other liabilities	64,808	68,190
Long-term liabilities of discontinued operations	—	5,000

Total liabilities	960,750	1,003,641

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,086	3,981
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,314,494 and 49,903,266, for March 2, 2013 and December 1, 2012, respectively	50,314	49,903
Additional paid-in capital	44,333	37,965
Retained earnings	846,402	830,031
Accumulated other comprehensive income (loss)	(140,899)	(139,626)

Total H.B. Fuller stockholders’ equity	800,150	778,273

Non-controlling interests	424	425

Total equity	800,574	778,698

Total liabilities, redeemable non-controlling interest and total equity	$1,765,410	$1,786,320

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2011	$49,450	$23,770	$720,989	$(89,005)	$373	$705,577
Net income including non-controlling interests			125,622		233	125,855
Foreign currency translation				(2,985)	28	(2,957)
Defined benefit pension plans adjustment, net of tax of $26,075				(47,283)		(47,283)
Interest rate swap, net of tax				41		41
Cash-flow hedges, net of tax				(394)		(394)

Comprehensive income						75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Excess tax benefit on share-based compensation		1,263				1,263
Repurchases of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	49,903	37,965	830,031	(139,626)	425	778,698
Net income including non-controlling interests			20,677		97	20,774
Foreign currency translation				(3,469)	7	(3,462)
Defined benefit pension plans adjustment, net of tax of $(1,065)				1,976		1,976
Interest rate swaps, net of tax				10		10
Cash-flow hedges, net of tax				210		210

Comprehensive income						19,508
Dividends			(4,306)			(4,306)
Stock option exercises	207	3,567				3,774
Share-based compensation plans other, net	264	3,193				3,457
Excess tax benefit on share-based compensation		1,804				1,804
Repurchases of common stock	(60)	(2,196)				(2,256)
Redeemable non-controlling interest					(105)	(105)

Balance at March 2, 2013	$50,314	$44,333	$846,402	$(140,899)	$424	$800,574

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 2, 2013	March 3, 2012
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$20,774	$15,330
Income from discontinued operations, net of tax	—	(1,723)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities from continuing operations:
Depreciation	10,136	7,014
Amortization	5,507	2,560
Deferred income taxes	186	893
Income from equity method investments, net of dividends received	(2,440)	(2,195)
Share-based compensation	3,320	2,795
Excess tax benefit from share-based compensation	(1,804)	(881)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	11,324	(2,549)
Inventories	(22,913)	(26,545)
Other assets	(7,617)	(15,938)
Trade payables	1,316	23,073
Accrued compensation	(18,612)	(11,497)
Other accrued expenses	(2,382)	4,697
Income taxes payable	(9,130)	78
Accrued / prepaid pensions	(2,428)	(2,078)
Other liabilities	(3,236)	(2,442)
Other	6,515	10,074

Net cash provided by (used in) operating activities from continuing operations	(11,484)	666
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(19,598)	(5,627)
Purchased businesses	1,625	—
Proceeds from sale of property, plant and equipment	228	154

Net cash used in investing activities from continuing operations	(17,745)	(5,473)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	36,000	—
Repayment of long-term debt	(43,500)	(5,625)
Net proceeds from notes payable	(289)	(20)
Dividends paid	(4,273)	(3,726)
Proceeds from stock options exercised	3,774	5,225
Excess tax benefit from share-based compensation	1,804	881
Repurchases of common stock	(2,256)	(1,219)

Net cash used in financing activities from continuing operations	(8,740)	(4,484)
Effect of exchange rate changes	738	(181)

Net change in cash and cash equivalents from continuing operations	(37,231)	(9,472)
Cash provided by (used in) operating activities of discontinued operations	(74)	3,555
Cash used in investing activities of discontinued operations	—	(355)

Net change in cash and cash equivalents	(37,305)	(6,272)
Cash and cash equivalents at beginning of period	200,436	154,649

Cash and cash equivalents at end of period	$163,131	$148,377

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$33	$24
Cash paid for interest	$4,959	$4,684
Cash paid for income taxes	$11,960	$253

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 1, 2012 as filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.” These updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retroactively. We adopted the new requirements in the first quarter of our 2013 fiscal year. The adoption of these updates did not have an impact on our condensed consolidated results of operations or financial condition.

Note 2: Acquisitions and Divestitures

Acquisitions

Engent, Inc.: On September 10, 2012 we acquired the outstanding shares of Engent, Inc., a provider of manufacturing, research and development services to the electronics industry. The purchase price of $7,881 was funded through existing cash and was recorded in our North America Adhesives operating segment.

In addition to the initial consideration, the former owners of the Engent, Inc. business are entitled to receive a series of annual cash payments based on certain financial performance criteria during the period September 10, 2012 through November 28, 2015 up to a maximum additional consideration of $2,000. We used a probability-weighted present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,200 which was recorded in other liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are reflected in the Condensed Consolidated Statements of Income.

Forbo Industrial Adhesives. On March 5, 2012 we completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG. The purchase price was 368,514 Swiss francs or $403,100 which we financed with the proceeds from our March 5, 2012 note purchase agreement and a term loan.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation December 1, 2012	Final Purchase Price Adjustment	Final Valuation March 2, 2013
Current assets	$172,345	$—	$172,345
Property, plant and equipment	92,443	—	92,443
Goodwill	136,658	(1,625)	135,033
Other intangibles
Developed technology	42,190	—	42,190
Customer relationships	58,910	—	58,910
Trademarks/trade names	21,880	—	21,880
Other	479	—	479
Other assets	4,605	—	4,605
Current liabilities	(84,251)	—	(84,251)
Other liabilities	(40,534)	—	(40,534)

Total purchase price	$404,725	$(1,625)	$403,100

Our expected lives of the acquired intangible assets are as follows: developed technology between 7 and 12 years, customer relationships between 12 and 13 years, trademarks/trade names 8 years and other 3 years.

Based on fair value measurement of the assets acquired and liabilities assumed, we allocated $135,033 to goodwill for the expected synergies from combining the acquired business with our existing business. The goodwill was assigned to our existing operating segments as presented below:

North America Adhesives	$29,938
EIMEA	97,466
Latin America Adhesives	1,584
Asia Pacific	6,045

Total acquired goodwill	$135,033

The amount of goodwill deductible for tax purposes over a five year period is $9,419 and over a fifteen year period is $26,173. The goodwill non-deductible for tax purposes is $99,441.

The following unaudited pro forma information gives effect to the acquisition of the Forbo industrial adhesives business acquired as if the acquisition occurred on November 28, 2010. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. The unaudited pro forma information for the 13 weeks ended March 3, 2012, assuming that the acquisition occurred at the beginning of fiscal 2011, is presented below:

13 Weeks Ended
March 3, 2012
Net revenue	$478,318
Net income from continuing operations	14,892
Net income attributable to H.B. Fuller	16,590
Diluted earnings per share from continuing operations	$0.30
Diluted earnings per share	0.33

Divestitures

Central America Paints. On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A for cash proceeds of $118,566. In accordance with ASC 205-20 “Discontinued Operations”, we have classified the results of this business as discontinued operations. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

Revenue and income from discontinued operations for the period ended March 3, 2012 were as follows:

13 Weeks Ended
March 3, 2012
Net revenue	$29,808
Income from operations	2,843
Income taxes	(1,120)

Net income from discontinued operations	$1,723

The major classes of assets and liabilities of discontinued operations as of March 2, 2013 and December 1, 2012 were as follows:

	March 2, 2013	December 1, 2012
Other current assets	1,865	—

Current assets of discontinued operations	1,865	—
Other assets	—	1,865

Long-term assets of discontinued operations	—	1,865
Trade payables	—	74
Other accrued expenses	5,000	—

Current liabilities of discontinued operations	5,000	74
Other liabilities	—	5,000

Long-term liabilities of discontinued operations	—	5,000

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of December 1, 2012.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended March 2, 2013 and March 3, 2012 were calculated using the following assumptions:

	13 Weeks Ended
	March 2, 2013	March 3, 2012
Expected life (in years)	4.75	4.75
Weighted-average expected volatility	48.02%	51.76%
Expected volatility	48.02%	51.76%
Risk-free interest rate	0.73%	0.71%
Expected dividend yield	0.86%	1.06%
Weighted-average fair value of grants	$15.12	$11.42

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

Total share-based compensation expense of $3,320 and $2,795 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended March 2, 2013 and March 3, 2012, respectively. No share-based compensation was capitalized. All share-based compensation was recorded as selling, general and administrative expense. For the 13 weeks ended March 2, 2013 and March 3, 2012 there was $1,804 and $881 of excess tax benefit recognized, respectively.

As of March 2, 2013, there was $10,968 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation costs related to unvested restricted stock shares was $10,195 and unvested restricted stock units was $3,309, which both are expected to be recognized over a weighted-average period of 1.8 years.

Share-based Activity

A summary of option activity as of March 2, 2013 and changes during the 13 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 1, 2012	2,429,750	$21.63
Granted	432,845	39.64
Exercised	(207,154)	18.09
Forfeited or cancelled	(4,309)	27.75

Outstanding at March 2, 2013	2,651,132	$24.84

The total fair values of options granted during the 13 weeks ended March 2, 2013 and March 3, 2012 were $6,546 and $5,781, respectively. Total intrinsic values of options exercised during the 13 weeks ended March 2, 2013 and March 3, 2012 were $4,200 and $3,538, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended March 2, 2013 and March 3, 2012 were $3,774 and $5,225, respectively.

A summary of nonvested restricted stock as of March 2, 2013, and changes during the 13 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9
Granted	59,926	179,127	239,053	39.64	2.4
Vested	(63,760)	(102,468)	(166,228)	37.73	—
Forfeited	—	(1,291)	(1,291)	25.76	1.5

Nonvested at March 2, 2013	137,350	320,599	457,949	$33.31	1.8

Total fair values of restricted stock vested during the 13 weeks ended March 2, 2013 and March 3, 2012 were $6,272 and $4,211, respectively. The total fair value of nonvested restricted stock at March 2, 2013 was $13,504.

We repurchased 59,652 restricted stock shares during the 13 weeks ended March 2, 2013 and 50,644 restricted stock shares during the 13 weeks ended March 3, 2012. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of March 2, 2013, and changes during the 13 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2012	338,769	68,662	407,431
Participant contributions	3,482	1,007	4,489
Company match contributions	387	112	499
Payouts	(17,096)	(2,682)	(19,778)

Units outstanding March 2, 2013	325,542	67,099	392,641

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
(Shares in thousands)	March 2, 2013	March 3, 2012
Weighted-average common shares—basic	49,817	49,365
Equivalent shares from share-based compensations plans	1,210	888

Weighted-average common and common equivalent shares—diluted	51,027	50,253

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

Our March 2, 2013 and March 3, 2012 stock prices were higher than any of our stock option grant prices at that time, therefore no option shares were excluded from the diluted earnings per share calculations for the first quarter of 2013 or 2012.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	March 2, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$47,340	$47,285	$55
Interest rate swap, net of taxes of $49	(125)	(125)	—
Cash-flow hedges, net of taxes of $115	(184)	(184)	—
Defined benefit pension plans adjustment, net of taxes of $102,596	(187,875)	(187,875)	—

Total accumulated other comprehensive income (loss)	$(140,844)	$(140,899)	$55

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment, net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended March 2, 2013 and March 3, 2012, we incurred special charges, net of $5,333 and $6,482, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended
	March 2, 2013	March 3, 2012
Acquisition and transformation related costs:
Professional services	$2,282	$8,427
Financing availability costs	—	4,300
Foreign currency option contract	—	841
Gain on foreign currency forward contracts	—	(11,625)
Other related costs	778	241
Restructuring costs:
Workforce reduction costs	484	3,955
Facility exit costs	1,789	343

Special charges, net	$5,333	$6,482

Professional services of $2,282 for the 13 weeks ended March 2, 2013 and $8,427 for the 13 weeks ended March 3, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the 13 weeks ended March 3, 2012, we also incurred other costs related to the acquisition of the

Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For the 13 weeks ended March 3, 2012, the net gain on the forward currency contracts was $11,625 which partially offset other acquisition and transformation related costs.

During the 13 weeks ended March 2, 2013, we incurred workforce reduction costs of $484, other related costs of $778, cash facility exit costs of $1,397 and non-cash facility exit costs of $392 related to the Business Integration Project. During the 13 weeks ended March 3, 2012, we incurred workforce reduction costs of $3,955, other related costs of $241 and non-cash facility exit costs of $343 related to the Business Integration Project.

For the 13 weeks ended March 2, 2013, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at December 1, 2012	$19,848
Restructuring charges	484
Cash payments	(3,715)
Foreign currency translation adjustment	331

Balance at March 2, 2013	$16,948

Of the $16,948 in accrued restructuring costs at March 2, 2013, $16,366 was included in accrued compensation and $582 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion is not expected to be paid within the next year. In Europe, the accrued restructuring charges included statutory minimum amounts for two sites for which final agreements have not been reached with the works councils and communicated to the affected employees as well as amounts being accrued ratably for three sites in which works council agreements have been reached. At the communication date to employees, final termination benefits will be measured and will be recognized ratably over the service period employees are required to work to be eligible for termination benefits. In North America and Asia, the benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended March 2, 2013 and March 3, 2012
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2013	2012	2013	2012	2013	2012
Service cost	$27	$22	$423	$260	$156	$135
Interest cost	3,680	4,024	1,869	1,729	533	617
Expected return on assets	(5,680)	(5,938)	(2,382)	(1,800)	(931)	(816)
Amortization:
Prior service cost	12	12	(1)	(1)	(1,034)	(1,173)
Actuarial (gain)/ loss	1,685	964	951	629	1,429	1,295

Net periodic cost (benefit)	$(276)	$(916)	$860	$817	$153	$58

Note 8: Inventories

The composition of inventories follows:

	March 2,	December 1,
	2013	2012
Raw materials	$122,330	$110,820
Finished goods	128,751	119,123
LIFO reserve	(21,639)	(21,412)

Total inventories	$229,442	$208,531

Note 9: Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of March 2, 2013, the combined fair value of the swaps were an asset of $1,528 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of March 2, 2013 resulted in additional pre-tax gain of $4 year-to-date as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $184 at March 2, 2013. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income at March 2, 2013 that is expected to be reclassified into earnings within the next twelve months is $113. At March 2, 2013, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of March 2, 2013:

	Fiscal Year of Expiration	Interest Rate		Notional Value	Fair Value
Pay EUR Receive USD	2014	4.15 4.30	% %	$52,860	$713
Pay EUR Receive USD	2015	4.30 4.45	% %	$98,738	$815

Total				$151,598	$1,528

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

As of March 2, 2013, we had forward foreign currency contracts maturing between March 8, 2013 and November 1, 2013. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $639 at March 2, 2013. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

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

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $8,049 at March 2, 2013 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $8,535 at March 2, 2013 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of March 2, 2013 resulted in additional pre-tax loss of $125 year-to-date as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 2, 2013, there were no significant concentrations of credit risk.

Note 10: Commitments and Contingencies

Environmental Matters. From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 30 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to products containing asbestos, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements in asbestos-related litigation is paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Currently, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in thousands)	March 2, 2013	March 3, 2012	December 1, 2012
Lawsuits and claims settled	—	2	20
Settlement amounts	$—	$89	$1,535
Insurance payments received or expected to be received	$—	$40	$1,174

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

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative (SG&A) expenses. Segment operating income excludes special charges, net. Corporate expenses are fully allocated to each operating segment. Corporate assets are not allocated to the segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

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

The net revenue and segment operating income of the industrial adhesives business acquired in 2012 was recorded in our North America Adhesives, EIMEA, Latin America Adhesives and Asia Pacific operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	March 2, 2013			March 3, 2012
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$172,262	$12,612	$23,474	$118,047	$13,772	$17,597
Construction Products	34,031	81	1,364	32,479	105	466
EIMEA	177,501	2,676	6,473	110,724	2,048	6,438
Latin America Adhesives	35,469	72	2,451	35,587	—	2,402
Asia Pacific	60,579	3,492	1,974	48,616	3,454	753

Total	$479,842		$35,736	$345,453		$27,656

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended
	March 2,	March 3,
	2013	2012
Segment operating income	$35,736	$27,656
Special charges, net	(5,333)	(6,482)
Other income (expense), net	378	418
Interest expense	(5,327)	(2,618)

Income from continuing operations before income taxes and income from equity method investments	$25,454	$18,974

Note 12: Income Taxes

As of March 2, 2013, we had a $5,396 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of March 2, 2013, we had accrued $906 of gross interest relating to unrecognized tax benefits. During the first quarter of 2013 our recorded liability for gross unrecognized tax benefits increased by $511.

Note 13: Goodwill

A summary of goodwill activity for the first three months of 2013 is presented below:

Balance at December 1, 2012	$254,345
Forbo Industrial Adhesives acquisition (Note 2)	(1,625)
Currency impact	(1,562)

Balance at March 2, 2013	$251,158

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 2, 2013 and December 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 2,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,337	$11,337	$—	$—
Derivative assets	1,122	—	1,122	—
Interest rate swaps	8,535	—	8,535	—
Cash-flow hedges	1,528	—	1,528	—
Liabilities:
Derivative liabilities	$483	$—	$483	$—
Contingent consideration liability, continuing operations	1,643	—	—	1,643
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	December 1,	Fair Value Measurements Using:
Description	2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,499	$15,499	$—	$—
Derivative assets	830	—	830	—
Interest rate swaps	9,473	—	9,473	—
Cash-flow hedges	1,610	—	1,610	—
Liabilities:
Derivative liabilities	$956	$—	$956	$—
Contingent consideration liability, continuing operations	1,649	—	—	1,649
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

There were no shares repurchased under this program during the first quarter of 2013 or 2012.

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of March 2, 2013 the redeemable non-controlling interest was:

Balance at December 1, 2012	$3,981
Net income attributed to redeemable non-controlling interest	95
Foreign currency translation adjustment	10

Balance at March 2, 2013	$4,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 1, 2012 for important background information related to our business.

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The Forbo industrial adhesives business acquired is referred to as the “acquired business” and the legacy H.B. Fuller business is referred to as the “legacy business” in the MD&A.

Net revenue in the first quarter of 2013 increased 38.9 percent over the first quarter of 2012. Organic sales growth, which we define as revenue growth due to changes in sales volume and selling prices, was 3.2 percent as compared to the first quarter of 2012. The organic sales growth consisted of 1.1 percent higher pricing and 2.1 percent increased sales volume. The strengthening of the Euro and Australian dollar for the first quarter of 2013 compared to the first quarter of 2012 were the main drivers of the positive 0.4 percent currency effect compared to the U.S. dollar. Inclusion of the acquired business increased net revenue by approximately $121.8 million. However, the generally lower margins generated by the acquired business was the primary reason for the 190 basis point decline in gross profit margin. Our SG&A expenses increased by 30.1 percent in the first quarter of 2013 compared to the same period last year, however, SG&A expenses as a percentage of net revenue decreased by 140 basis points. The increase in SG&A expense was primarily due to the inclusion of the acquired business. We have combined the acquisition of the acquired business and the EIMEA operating segment transformation into a single project which we refer to as the Business Integration Project. We incurred special charges, net of $5.3 million for costs related to the Business Integration Project in the first quarter of 2013 and $6.5 million in the first quarter of 2012.

Net income attributable to H.B. Fuller in the first quarter of 2013 was $20.7 million as compared to $15.3 million in the first quarter of 2012. The 2012 net income attributable to H.B. Fuller includes $1.7 million of income from discontinued operations, net of tax or $0.03 diluted per share. On a diluted earnings per share basis, the first quarter of 2013 was $0.41 per share as compared to $0.30 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$479.8	$345.5	38.9%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the first quarter compared to the same period in 2012:

13 Weeks Ended
March 2, 2013
Product pricing	1.1%
Sales volume	2.1%
Currency	0.4%
Acquisitions	35.3%

38.9%

Organic growth was 3.2 percent with increased product pricing of 1.1 percent and increased sales volume of 2.1 percent for the first quarter of 2013 as compared to the same period last year. The organic growth was driven by growth in the North America Adhesives, Construction Products, EIMEA and Asia Pacific operating segments. The positive currency effects in the quarter were primarily the result of the strengthening of the Euro and Australian dollar as compared to the U.S dollar. The inclusion of the acquired business added $121.8 million to net revenue.

Cost of sales:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Raw materials	$271.7	$193.3	40.5%
Other manufacturing costs	74.8	49.5	51.2%

Cost of sales	$346.5	$242.8	42.7%
Percent of net revenue	72.2%	70.3%

The 42.7 percent increase in the cost of sales in the first quarter of 2013 compared to the first quarter of 2012 was driven by the inclusion of the acquired business and modest growth in our legacy business. Cost of sales as a percentage of net revenue increased 190 basis points primarily due to lower margins currently generated by the acquired business. Raw material costs as a percentage of sales increased 60 basis points relative to the prior year, reflecting the margin dilution from the acquired business largely offset by material cost synergy savings and other profit improvement initiatives undertaken over the last nine months. Other manufacturing costs as a percentage of revenue increased by 130 basis points relative to last year; this ratio is expected to improve over the next four quarters as the benefits of the manufacturing network consolidation projects within the Business Integration Project are completed. We expect raw material costs to remain at or near first quarter exit levels through the end of this year.

Gross profit:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Gross profit	$133.4	$102.7	29.9%
Percent of net revenue	27.8%	29.7%

Gross profit for the first quarter of 2013 increased by $30.7 million compared to the first quarter of 2012, however, gross profit margin declined by 190 basis points. The inclusion of the acquired business which currently generates lower margins relative to the legacy business was the primary reason for the lower margins.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
SG&A	$97.6	$75.0	30.1%
Percent of net revenue	20.3%	21.7%

SG&A expenses increased $22.6 million or 30.1 percent compared to the first quarter of 2012. This increase was attributable to the addition of the acquired business as SG&A expenses for the legacy business were flat year over year. The lower relative cost structure of the acquired business and the increased net revenue for the legacy business resulted in the 140 basis point decrease in SG&A expense as a percentage of net revenue.

We make SG&A expense plans at the beginning of each fiscal year and barring significant changes in business conditions or our outlook for the future, we maintain these spending plans for the entire year. Management routinely monitors our SG&A spending relative to these fiscal year plans for each operating segment and for the company overall. We feel it is important to maintain a consistent spending program in this area as many of the activities within the SG&A category such as the sales force, technology development, and customer service are critical elements of our business strategy. For the current year we have planned SG&A expenses to increase relative to last year by an amount slightly less than our expected growth in net revenue. Our analysis of the impact of our SG&A spending in the quarter is generally focused on spending variances that are significantly above or below this planned level.

Special charges, net:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Special charges, net	$5.3	$6.5	(17.7%)

The following table provides detail of special charges, net:

	13 Weeks Ended
($ in millions)	March 2, 2013	March 3, 2012
Acquisition and transformation related costs:
Professional services	$2.2	$8.5
Financing availability costs	—	4.3
Foreign currency option contract	—	0.8
Gain on foreign currency forward contracts	—	(11.6)
Other related costs	0.8	0.2
Restructuring costs:
Workforce reduction costs	0.5	4.0
Facility exit costs	1.8	0.3

Special charges, net	$5.3	$6.5

The integration of the industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended March 2, 2013 and March 3, 2012, we incurred special charges, net of $5.3 million and $6.5 million respectively, for costs related to the Business Integration Project.

Professional services of $2.2 million for the first quarter of 2013 and $8.5 million for the first quarter of 2012 include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. For the 13 weeks ended March 3, 2012, we also incurred other costs related to the acquisition including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370.0 million Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For the first quarter ended March 3, 2012, the net gain on the forward currency contracts was $11.6 million which partially offset other acquisition and transformation related costs.

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

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pre-tax profit improvement benefits aggregating to $90.0 million when the various integration activities are completed in 2014. By 2015, the Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Some of the initiatives, such as raw material cost reductions, have delivered immediate benefits while other initiatives, such as facility closures, will take longer to implement and the related cost savings will be achieved later in the project. Taking the expected impact of all initiatives into account, the profit improvement benefits should drive steady annual improvement in EBITDA margin until the target level is achieved in 2015.

The total costs, excluding capital expenditures, to achieve these benefits are expected to be approximately $121.0 million of which $65.3 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $55.7 million will occur over the next several quarters through the end of 2014. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of March 2, 2013
($ in millions)	Costs Incurred Inception-to- Date	Expected Costs Remaining	Total Expected Costs
Acquisition and transformation related costs	$27.9	$7.1	$35.0
Other related costs	2.8	7.2	10.0
Work force reduction costs	28.6	24.4	53.0
Cash facility exit costs	2.4	14.6	17.0
Non-cash facility exit costs	3.6	2.4	6.0

Business Integration Project	$65.3	$55.7	$121.0

The remaining expected Business Integration Project costs of $55.7 million will be incurred over several quarters as the measures are implemented, and will total approximately $38.7 million in fiscal year 2013 and approximately $17.0 million in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

The capital expenditures related to the Business Integration Project will be significant. In 2012 we spent approximately $36.0 million in capital expenditures. As the project has progressed and the scope of the various projects are more fully defined, we expect capital expenditures to reach $110.0 million in 2013 and the aggregate of spending in the years 2014 and 2015 is expected to be $100.0 million. This capital spending forecast for all projects including the Business Integration Project is consistent with our original forecast. This capital spending program will be funded from the operating cash flows of the business and if necessary, from available cash and short-term borrowing.

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

For the quarter ended March 2, 2013, we achieved cost savings of $3.6 million related to workforce reductions and $1.2 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. EBITDA margin for the first quarter of 10.6 percent is consistent with our plan.

The specific work streams of the Business Integration Project which have been approved by management and recorded in our results of operations are as follows:

In January 2012, we initiated a facility closure and transfer plan as part of our previously announced actions in our existing EIMEA operating segment, including the closure of facilities in Wels, Austria and Borgolavezzaro, Italy and the transfer of shared services functions to a single location in Mindelo, Portugal. We expected to incur total exit costs of approximately $22.4 million related to these actions. In May 2012, we announced an additional plan for the integration of the acquired business in our EIMEA operating segment, including the closure of three additional production facilities located in Chatteris, United Kingdom; Pirmasens, Germany and Vigo, Spain. We expect to incur additional exit costs of approximately $51.1 million related to these actions. The total exit costs of $73.5 million for this portion of the Business Integration Project include expenditures of approximately $49.0 million primarily for severance and employee related costs, approximately $19.4 million for other associated cash costs primarily related to facility shutdowns and non-cash charges of approximately $5.1 million, primarily related to accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the first quarter of 2012 and is expected to be completed by the end of fiscal year 2014.

In April 2012, we approved a plan for the integration of the acquired business in our North America Adhesives operating segment, including the closure of six production facilities located in Pointe Claire, Quebec; Morris, Illinois; Kansas City, Kansas; Eugene, Oregon; Jackson, Tennessee and Dallas, Texas. We expect to incur exit costs of approximately $12.7 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $5.0 million for severance and related employee costs and approximately $7.7 million for other associated cash costs, primarily related to facility shutdowns. This portion of the Business Integration Project began in the second quarter of 2012 and is expected to be completed by the end of fiscal year 2013.

In October of 2012, we approved a plan for the integration of the acquired business in our Asia Pacific operating segment, including the closure of two production facilities located in Shanghai and Guangzhou, China. Production from these facilities will be moved to other existing production facilities in the Shanghai and Guangzhou areas. We expect to incur exit costs of approximately $3.0 million related to these actions. The exit costs for this portion of the Business Integration Project include expenditures of approximately $0.9 million for severance and related employee costs, approximately $0.8 million for other associated cash costs, primarily related to facility shutdowns and non-cash charges of approximately $1.3 million primarily associated with accelerated depreciation of long-lived assets. This portion of the Business Integration Project began in the fourth quarter of 2012 and is expected to be completed by the end of fiscal year 2014.

Other income (expense), net:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Other income (expense), net	$0.4	$0.4	(9.6%)

Other income (expense), net in the first quarter of 2013 included $0.2 million of interest income and $0.2 million of currency translation and re-measurement gains. Other income in the first quarter of 2012 included interest income of $0.5 million, other financial income of $0.2 million offset by currency translation and re-measurement losses of $0.3 million.

Interest expense:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Interest expense	$5.3	$2.6	103.5%

Interest expense in the first quarter of 2013 as compared to same period last year was higher due to increased debt balances from the industrial adhesives acquisition in the second quarter of 2012.

Income taxes:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Income taxes	$7.1	$7.6	(5.9%)
Effective tax rate	28.0%	39.9%

Income tax expense of $7.1 million in the first quarter of 2013 includes $0.8 million of discrete tax benefits and $1.1 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 29.4 percent. Without discrete tax benefits of $0.3 million and the impact of costs related to the Business Integration Project in the first quarter of 2012, the overall effective tax rate was 28.5 percent. We expect our effective tax rate for 2013 to be approximately 30.0 percent.

Income from equity method investments:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Income from equity method investments	$2.4	$2.2	11.1%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Income from discontinued operations, net of tax:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Income from discontinued operations, net of tax	$—	$1.7	NMP

NMP = Non-meaningful percentage

The income from discontinued operations, net of tax, relates to the results of operations of the Central America Paints business, which we sold August 6, 2012. See Note 2 to the Condensed Consolidated Financial Statements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net (income) loss attributable to non-controlling interests	$(0.1)	$(0.0)	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to a 10 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net income attributable to H.B. Fuller	$20.7	$15.3	35.1%
Percent of net revenue	4.3%	4.4%

The net income attributable to H.B. Fuller for the first quarter of 2013 was $20.7 million compared to $15.3 million for the first quarter of 2012. The first quarter of 2013 included $5.3 million of special charges, net ($4.2 million after tax) for costs related to the Business Integration Project. The first quarter of 2012 included $6.5 million of special charges, net ($6.9 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first quarter of 2013 was $0.41 per share as compared to $0.30 per share for the first quarter of 2012.

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

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments and prior periods have been restated to reflect our segment presentation. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net.

Net Revenue by Segment:

	13 Weeks Ended
	March 2, 2013		March 3, 2012
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
North America Adhesives	$172.2	36%	$118.1	34%
Construction Products	34.0	7%	32.5	10%
EIMEA	177.5	37%	110.7	32%
Latin America Adhesives	35.5	7%	35.6	10%
Asia Pacific	60.6	13%	48.6	14%

Total	$479.8	100%	$345.5	100%

Segment Operating Income:

	13 Weeks Ended
	March 2, 2013		March 3, 2012
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$23.5	66%	$17.6	63%
Construction Products	1.3	4%	0.5	2%
EIMEA	6.5	17%	6.4	23%
Latin America Adhesives	2.4	7%	2.4	9%
Asia Pacific	2.0	6%	0.8	3%

Total	$35.7	100%	$27.7	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Segment operating income	$35.7	$27.7
Special charges, net	(5.3)	(6.5)
Other income (expense), net	0.4	0.4
Interest expense	(5.3)	(2.6)

Income from continuing operations before income taxes and income from equity method investments	$25.5	$19.0

North America Adhesives

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$172.2	$118.1	45.9%
Segment operating income	$23.5	$17.6	33.4%
Segment profit margin %	13.6%	14.9%

The following tables provide details of the North America Adhesives net revenue variances:

13 Weeks Ended March 2, 2013 vs March 3, 2012
Organic growth	2.6%
Currency	0.1%
Acquisition	43.2%

Total	45.9%

Net revenue increased 45.9 percent in the first quarter of 2013 compared to the first quarter of 2012. The organic revenue growth was driven by a 1.5 percent increase in pricing and a 1.1 percent increase in sales volume compared to last year. The acquired business added approximately $51.0 million to net revenue. The increase in pricing reflected the cumulative impact of price increases implemented over the past year to offset raw material cost inflation. Sales volume remains stable as we are holding market share in a generally sluggish end market demand environment. Segment operating income increased by 33.4 percent in the quarter, but segment profit margin decreased by 130 basis points. Raw material cost as a percentage of net revenue was essentially unchanged relative to the prior year as the dilutive effect of the lower margin acquired business was offset by synergy and other profit margin improvement initiatives over the past year. The primary driver of the lower operating margin was higher manufacturing costs as a percentage of net revenue – this ratio is expected to improve over the next several quarters as the full benefit of the manufacturing network consolidation related to the acquired business is completed.

Construction Products

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$34.0	$32.5	4.8%
Segment operating income	$1.3	$0.5	192.9%
Segment profit margin %	4.0%	1.4%

The following tables provide details of the Construction Products net revenue variances:

13 Weeks Ended March 2, 2013 vs March 3, 2012
Organic growth	4.8%

Net revenue was up 4.8 percent in the first quarter of 2013 driven by a 4.6 percent increase in volume combined with a 0.2 percent increase in pricing compared to last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Last year the first quarter volume was unusually strong due to unseasonably warm weather patterns across most of the United States which prompted earlier seasonal demand for our products. The volume increase in this year is an encouraging sign that the overall market is continuing to slowly improve. Segment operating income increased by 192.9 percent and segment profit margin increased by 260 basis points in the first quarter compared to the same period last year. Raw material costs as a percentage of net revenue was approximately 60 basis points higher in 2013 relative to the prior year primarily due to changes in the mix of products sold. The improvement in operating income margin was driven by lower manufacturing costs and administrative costs as a percentage of net revenue.

EIMEA

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$177.5	$110.7	60.3%
Segment operating income	$6.5	$6.4	0.5%
Segment profit margin%	3.6%	5.8%

The following table provides details of the EIMEA net revenue variances:

13 Weeks Ended March 2, 2013
vs March 3, 2012
Organic growth	5.3%
Currency	0.5%
Acquisitions	54.5%

Total	60.3%

Net revenue increased 60.3 percent in the first quarter of 2013 compared to the first quarter of 2012. Organic growth of 5.3 percent was driven by a 2.8 percent increase in sales volume and a 2.5 percent increase in pricing. The stronger Euro compared to the U.S. dollar resulted in a 0.5 percent increase in net revenue. The acquired business contributed $60.3 million of net revenue in the first quarter of 2013. Sales volume was down slightly in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. Significant volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 0.5 percent and segment profit margin decreased 220 basis points compared to the first quarter last year. Raw material cost as a percentage of net revenue increased by 120 basis points in the first quarter. The majority of the deterioration in segment profit margin was attributable to the inclusion of the acquired business which currently has lower profit margin than the legacy business. Similarly, the inclusion of the acquired business caused manufacturing costs as a percentage of net revenue to increase relative to the prior year – this ratio is expected to improve over the next several quarters as the benefits of the manufacturing network consolidation activity are fully realized. SG&A expenses as a percentage of net revenue declined by 60 basis points relative to the prior year. Excluding the amortization expense associated with the acquired business, SG&A expense declined by 150 basis points.

Latin America Adhesives

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$35.5	$35.6	(0.3%)
Segment operating income	$2.4	$2.4	2.0%
Segment profit margin %	6.9%	6.8%

The following tables provide details of the Latin America Adhesives net revenue variances:

13 Weeks Ended March 2, 2013 vs March 3, 2012
Organic growth	(2.4%)
Acquisition	2.1%

Total	(0.3%)

Net revenue decreased 0.3 percent in the first quarter of 2013 compared to the first quarter of 2012. Sales volume decreased 1.8 percent and product pricing decreased 0.6 percent compared to the same quarter last year. Net revenue increased $0.7 million from the acquired business. Volume declined in certain market segments and geographies, primarily due to temporary erosion of share with certain customers. Raw material costs as a percentage of net revenue increased by 70 basis points relative to last year but were essentially unchanged relative to the prior quarter. This unfavorable spread was effectively offset by lower SG&A expenses as a percentage of net revenue which caused operating income margin to increase slightly relative to the prior year.

Asia Pacific

	13 Weeks Ended
	March 2,	March 3,	2013 vs
($ in millions)	2013	2012	2012
Net revenue	$60.6	$48.6	24.6%
Segment operating income	$2.0	$0.8	162.1%
Segment profit margin %	3.3%	1.5%

The following table provides details of Asia Pacific net revenue variances:

13 Weeks Ended March 2, 2013
vs March 3, 2012
Organic growth	3.2%
Currency	1.3%
Acquisition	20.1%

Total	24.6%

Net revenue increased 24.6 percent compared to last year. Organic revenue growth was 3.2 percent in the quarter reflecting a 1.2 percent decrease in pricing offset by a 4.4 percent increase in sales volume. Price levels have declined as raw material costs have declined across the region. Volume growth patterns remain consistent with recent quarters with China showing solid growth while Southeast Asia and Australia markets are relatively flat. In terms of market segments, volume growth continues in consumer goods markets such as hygiene and packaging while other more cyclical markets are down year over year. Net revenue increased $9.8 million from the acquired business. Segment operating income increased by $1.2 million in the quarter and segment profit margin increased by 180 basis points. Raw material costs as a percentage of net revenue increased by 120 basis points in the first quarter relative to the prior year but declined by 40 basis points relative to the prior quarter. The year over year change was primarily due to the dilutive effect of the lower margin acquired business. Unfavorable spread of price versus raw material costs was more than offset by lower manufacturing costs and SG&A expenses as a percentage of net revenue.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 2, 2013 were $163.1 million as compared to $200.4 million as of December 1, 2012 and $148.4 million as of March 3, 2012. Of the $163.1 million in cash and cash equivalents as of March 2, 2013, $148.0 million was held outside the United States. Total long and short-term debt was $511.0 million as of March 2, 2013, $520.2 million as of December 1, 2012 and $227.6 million as of March 3, 2012. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 39.0 percent as of March 2, 2013 as compared to 40.1 percent as of December 1, 2012 and 23.8 percent as of March 3, 2012. The higher ratio as of March 2, 2013 and December 1, 2012 compared to March 3, 2012 was due to higher quarter-end debt levels.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At March 2, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 2, 2013
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.9
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.1

•	TTM = Trailing 12 months

•

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2013. Included in these obligations is the following scheduled debt payment:

•	$7.5 million payment on term loans, due March 31, 2013, is expected to be paid using existing cash.

•	$7.5 million payment on term loans, due June 19, 2013, is expected to be paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	March 2, 2013	March 3, 2012
Net working capital as a percentage of annualized net revenue[1]	19.3%	17.3%
Accounts receivable DSO[2]	53 Days	54 Days
Inventory days on hand[3]	58 Days	51 Days
Free cash flow[4]	$(35.4) million	$(8.7) million
Total debt to total capital ratio[5]	39.0%	23.8%

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

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of March 2, 2013	Trailing 12 months as of March 3, 2012
Gross profit	$548.0	$420.9
Selling, general and administrative expenses	(377.4)	(293.8)
Income taxes at effective rate	(49.9)	(36.9)
Income from equity method investments	9.4	9.3

Total return	$130.1	$99.5
Total invested capital	1,315.7	959.4
Return on invested capital	9.9%	10.4%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Net cash provided by (used in) operating activities	$(11.5)	$0.7

Net income including non-controlling interests was $20.8 million in the first three months of 2013 compared to $15.3 million in the first three months of 2012. Depreciation and amortization expense totaled $15.6 million in the first three months of 2013 compared to $9.6 million in the first three months of 2012. The higher depreciation and amortization in 2013 is related to depreciation of capital expenditures for the Business Integration Project and depreciation and amortization of assets related to the acquired business. Accrued compensation was a use of cash of $18.6 million in 2013 compared to a use of cash of $11.5 million last year. The large use of cash is related to the timing of payments for our employee incentive plans in the first quarter of both years. The 2013 use of cash was higher than 2012 primarily from the payments of severance related costs for the Business Integration Project. Other assets was a use of cash in 2013 of $7.6 million compared to $15.9 million last year. The 2012 use of cash was primarily related to the recording of the gain on foreign currency forward contracts for the industrial adhesives acquisition. Income taxes payable was a use of cash of $9.1 million in the first quarter of 2013 related to income tax payments.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $10.3 million compared to a use of cash of $5.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Trade receivables, net	$11.3	$(2.5)
Inventory	(22.9)	(26.5)
Trade payables	1.3	23.1

Total cash flow impact	$(10.3)	$(5.9)

•

Trade Receivables, net – Trade Receivables, net were a source of cash of $11.3 million in 2013 compared to a use of cash of $2.5 million in 2013. The source of cash in 2013 compared to the use of cash in 2012 is related to lower DSO. The DSO was 53 days at March 2, 2013 and 54 days at March 3, 2012.

•

Inventory – Inventory was a use of cash of $22.9 million in 2013 and $26.5 million in 2012. The 2013 use of cash is related to the normal seasonal building of inventory and increased inventory to support the manufacturing transitions as part of the Business Integration Project. The 2012 increase is related to the rapid seasonal building of inventory in the first quarter after the downward management of our inventory in the fourth quarter of 2011. Inventory days on hand were 58 days as of March 2, 2013 and 51 days as of March 3, 2012.

•

Trade Payables – For the first three months of 2013 and 2012 trade payables was a source of cash of $1.3 million and $23.1 million, respectively. The larger source of cash in 2012 was due to the rapid increase in inventory in the first quarter of 2012.

Cash Flows from Investing Activities from Continuing Operations:

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Net cash used in investing activities	$(17.7)	$(5.5)

Purchases of property, plant and equipment were $19.6 million in the first three months of 2013 as compared to $5.6 million for the same period of 2012. The increase in 2013 compared to 2012 was primarily related to capital expenditures for the Business Integration Project.

In the first quarter of 2013, finalization of the purchase price adjustment for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million. See Note 2 to Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities from Continuing Operations:

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Net cash used in financing activities	$(8.7)	$(4.5)

Proceeds from long-term debt in the first three months of 2013 were $36.0 million. Repayments of long-term debt were $43.5 million in the first three months of 2013 compared to $5.6 million for the same period of 2012. Cash generated from the exercise of stock options was $3.8 million and $5.2 million for the first three months of 2013 and 2012, respectively. Repurchases of common stock were $2.3 million in the first three months of 2013 compared to $1.2 million in the same period of 2012. The higher 2013 repurchases of common stock were due to higher repurchases related to statutory minimum tax withholding in conjunction with the vesting of restricted stock.

Cash Flows from Discontinued Operations:

	13 Weeks Ended
	March 2,	March 3,
($ in millions)	2013	2012
Cash provided by (used in) operating activities of discontinued operations	$(0.1)	$3.6
Cash used in investing activities of discontinued operations	$—	$(0.4)

Net cash provided by (used in) discontinued operations	$(0.1)	$3.2

Cash flows from discontinued operations includes cash generated from operations and investing activities of the Central America Paints business.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 1, 2012, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 2, 2013 would be approximately $1.3 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first three months of 2013. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first three months of 2013, and foreign currency balance sheet positions as of March 2, 2013, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.2 million or $0.02 per diluted share.

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

For the three months ended March 2, 2013, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of March 2, 2013, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters. From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

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

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 30 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to products containing asbestos, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

A significant portion of the defense costs and settlements in asbestos-related litigation is paid by third parties, including indemnification pursuant to the provisions of a 1976 agreement under which we acquired a business from a third party. Currently, this third party is defending and paying settlement amounts, under a reservation of rights, in most of the asbestos cases tendered to the third party.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in millions)	March 2, 2013	March 3, 2012	December 1, 2012
Lawsuits and claims settled	—	2	20
Settlement amounts	$—	$0.1	$1.5
Insurance payments received or expected to be received	$—	$—	$1.2

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 1, 2012. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
December 2, 2012—January 5, 2013	16,762	$32.84	—	$89,510
January 6, 2013—February 2, 2013	42,890	$39.75	—	$89,510
February 3, 2013—March 2, 2013	—	$—	—	$89,510

[1]

The total number of shares purchased relates to shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock. There were no shares purchased in the first quarter of 2013 under the 2010 share repurchase plan.

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

Item 6. Exhibits

10.1	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013.

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 29, 2013	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013.

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.