Form 10-Q
period 2013-06-01
FULLER H B CO
filed 2013-06-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,222,384 as of June 20, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2013	2012	2013	2012
Net revenue	$519,016	$526,995	$998,858	$872,449
Cost of sales	(372,400)	(390,444)	(718,866)	(633,211)

Gross profit	146,616	136,551	279,992	239,238
Selling, general and administrative expenses	(93,806)	(92,956)	(191,446)	(167,986)
Special charges, net	(10,843)	(32,127)	(16,176)	(38,609)
Asset impairment charges	—	(671)	—	(671)
Other income (expense), net	(1,814)	231	(1,436)	648
Interest expense	(4,884)	(5,749)	(10,211)	(8,367)

Income from continuing operations before income taxes and income from equity method investments	35,269	5,279	60,723	24,253
Income taxes	(10,864)	(2,367)	(17,984)	(9,930)
Income from equity method investments	1,643	2,148	4,083	4,344

Income from continuing operations	26,048	5,060	46,822	18,667
Income (loss) from discontinued operations, net of tax	—	(3,053)	—	(1,330)

Net income including non-controlling interests	26,048	2,007	46,822	17,337
Net (income) loss attributable to non-controlling interests	(119)	(71)	(216)	(96)

Net income attributable to H.B. Fuller	$25,929	$1,936	$46,606	$17,241

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	0.52	0.10	0.93	0.38
Income (loss) from discontinued operations	—	(0.06)	—	(0.03)

Basic earnings per share	$0.52	$0.04	$0.93	$0.35

Diluted
Income from continuing operations	0.51	0.10	0.91	0.37
Income (loss) from discontinued operations	—	(0.06)	—	(0.03)

Diluted earnings per share	$0.51	$0.04	$0.91	$0.34

Weighted-average common shares outstanding:
Basic	49,935	49,652	49,876	49,509
Diluted	51,152	50,722	51,090	50,488
Dividends declared per common share	$0.100	$0.085	$0.185	$0.160

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2013	2012	2013	2012
Net income including non-controlling interests	$26,048	$2,007	$46,822	$17,337
Other comprehensive income
Foreign currency translation	(5,647)	(27,599)	(9,109)	(25,699)
Defined benefit pension plans adjustment, net of tax	1,965	1,046	3,941	2,176
Interest rate swaps, net of tax	10	10	20	20
Cash-flow hedges, net of tax	(21)	(855)	189	(855)

Other comprehensive income (loss)	(3,693)	(27,398)	(4,959)	(24,358)

Comprehensive income (loss)	22,355	(25,391)	41,863	(7,021)
Less: Comprehensive income attributable to non-controlling interests	73	65	177	96

Comprehensive income (loss) attributable to H.B. Fuller	$22,282	$(25,456)	$41,686	$(7,117)

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 1,	December 1,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$161,185	$200,436
Trade receivables (net of allowances—$8,748 and $7,513, for June 1, 2013 and December 1, 2012, respectively)	317,048	320,152
Inventories	222,381	208,531
Other current assets	83,557	70,225
Current assets of discontinued operations	1,865	—

Total current assets	786,036	799,344

Property, plant and equipment	942,995	907,720
Accumulated depreciation	(589,873)	(578,704)

Property, plant and equipment, net	353,122	329,016

Goodwill	252,475	254,345
Other intangibles, net	223,630	233,355
Other assets	158,590	168,395
Long-term assets of discontinued operations	—	1,865

Total assets	$1,773,853	$1,786,320

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$15,749	$22,613
Current maturities of long-term debt	7,500	22,500
Trade payables	166,664	163,062
Accrued compensation	59,317	71,400
Income taxes payable	17,928	24,865
Other accrued expenses	43,476	45,605
Current liabilities of discontinued operations	5,000	74

Total current liabilities	315,634	350,119

Long-term debt, excluding current maturities	473,159	475,112
Accrued pension liabilities	98,649	105,220
Other liabilities	65,664	68,190
Long-term liabilities of discontinued operations	—	5,000

Total liabilities	953,106	1,003,641

Commitments and contingencies	—	—
Redeemable non-controlling interest	3,948	3,981
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,222,838 and 49,903,266, for June 1, 2013 and December 1, 2012, respectively	50,223	49,903
Additional paid-in capital	43,461	37,965
Retained earnings	867,270	830,031
Accumulated other comprehensive income (loss)	(144,546)	(139,626)

Total H.B. Fuller stockholders’ equity	816,408	778,273

Non-controlling interests	391	425

Total equity	816,799	778,698

Total liabilities, redeemable non-controlling interest and total equity	$1,773,853	$1,786,320

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2011	$49,450	$23,770	$720,989	$(89,005)	$373	$705,577
Net income including non-controlling interests			125,622		233	125,855
Foreign currency translation				(2,985)	28	(2,957)
Defined benefit pension plans adjustment, net of tax of $26,075				(47,283)		(47,283)
Interest rate swap, net of tax				41		41
Cash-flow hedges, net of tax				(394)		(394)

Comprehensive income						75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Excess tax benefit on share-based compensation		1,263				1,263
Repurchases of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	49,903	37,965	830,031	(139,626)	425	778,698
Net income including non-controlling interests			46,606		216	46,822
Foreign currency translation				(9,070)	(39)	(9,109)
Defined benefit pension plans adjustment, net of tax of $(2,126)				3,941		3,941
Interest rate swap, net of tax				20		20
Cash-flow hedges, net of tax				189		189

Comprehensive income						41,863
Dividends			(9,367)			(9,367)
Stock option exercises	236	4,135				4,371
Share-based compensation plans other, net	271	6,249				6,520
Excess tax benefit on share-based compensation		2,029				2,029
Repurchases of common stock	(187)	(6,917)				(7,104)
Redeemable non-controlling interest					(211)	(211)

Balance at June 1, 2013	$50,223	$43,461	$867,270	$(144,546)	$391	$816,799

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 1, 2013	June 2, 2012
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$46,822	$17,337
(Income) loss from discontinued operations, net of tax	—	1,330
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities from continuing operations:
Depreciation	18,887	18,030
Amortization	11,101	7,969
Deferred income taxes	(428)	1,393
(Income) from equity method investments, net of dividends received	4,984	(4,344)
Share-based compensation	6,215	5,012
Excess tax benefit from share-based compensation	(2,029)	(1,039)
Non-cash charge for the sale of inventories revalued at the date of acquisition	—	3,314
Asset impairment charges	—	671
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	1,152	(19,725)
Inventories	(16,950)	(26,764)
Other assets	(8,959)	15,944
Trade payables	1,046	11,780
Accrued compensation	(11,951)	7,467
Other accrued expenses	(1,888)	(721)
Income taxes payable	(8,231)	362
Accrued / prepaid pensions	(1,499)	(4,188)
Other liabilities	(4,280)	4,180
Other	6,719	(3,198)

Net cash provided by operating activities from continuing operations	40,711	34,810
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(48,039)	(12,504)
Purchased businesses	1,625	(404,725)
Purchased technology	(2,387)	—
Proceeds from sale of property, plant and equipment	353	352

Net cash used in investing activities from continuing operations	(48,448)	(416,877)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	95,000	490,000
Repayment of long-term debt	(110,000)	(103,125)
Net proceeds (repayments) from notes payable	(5,807)	(3,774)
Dividends paid	(9,294)	(7,968)
Distribution to redeemable non-controlling interest	(244)	—
Proceeds from stock options exercised	4,371	6,031
Excess tax benefit from share-based compensation	2,029	1,039
Repurchases of common stock	(7,104)	(1,295)

Net cash provided by (used in) financing activities from continuing operations	(31,049)	380,908
Effect of exchange rate changes	(391)	(6,030)

Net change in cash and cash equivalents from continuing operations	(39,177)	(7,189)
Cash provided by (used in) operating activities of discontinued operations	(74)	6,047
Cash provided by investing activities of discontinued operations	—	792

Net change in cash and cash equivalents	(39,251)	(350)
Cash and cash equivalents at beginning of period	200,436	154,649

Cash and cash equivalents at end of period	$161,185	$154,299

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$73	$58
Cash paid for interest, net of amount capitalized of $443 and $13 for the periods ended June 1, 2013 and June 2, 2012, respectively	$11,999	$7,338
Cash paid for income taxes, net of refunds	$20,406	$2,953

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

Recently Adopted Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” These updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retroactively. We adopted the new requirements in the first quarter of our 2013 fiscal year. The adoption of these updates did not have an impact on our condensed consolidated results of operations or financial condition.

New Accounting Pronouncements:

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of AOCI” which further amended the disclosure requirements for comprehensive income. The update requires entities to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the condensed consolidated financial statements or parenthetically on the face of the condensed consolidated statements of income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 which is our fiscal year 2014 and is to be applied prospectively. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our condensed consolidated results of operations or financial condition.

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

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation December 1, 2012	Fair Value Adjustments	Final Valuation
Current assets	$603	$—	$603
Property, plant and equipment	1,471	—	1,471
Goodwill	5,434	247	5,681
Other intangibles
Customer relationships	2,300	—	2,300
Noncompetition agreements	400	—	400
Trademarks/trade names	300	—	300
Other assets	325	(305)	20
Current liabilities	(84)	(6)	(90)
Other liabilities	(1,668)	64	(1,604)
Contingent consideration liabilities	(1,200)	—	(1,200)

Total purchase price	$7,881	$—	$7,881

The adjustments to the purchase price allocation primarily relate to non-current deferred tax assets and liabilities.

Forbo Industrial Adhesives. On March 5, 2012 we completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG. The purchase price was 368,514 Swiss francs or $403,100 which we financed with the proceeds from our March 5, 2012 note purchase agreement and a term loan.

As of March 5, 2013, we completed our final purchase price allocation including final tax adjustments. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation December 1, 2012	Purchase Price and Fair Value Adjustments	Final Valuation
Current assets	$172,345	$—	$172,345
Property, plant and equipment	92,443	—	92,443
Goodwill	136,658	343	137,001
Other intangibles
Developed technology	42,190	—	42,190
Customer relationships	58,910	—	58,910
Trademarks/trade names	21,880	—	21,880
Other	479	—	479
Other assets	4,605	—	4,605
Current liabilities	(84,251)	(184)	(84,435)
Other liabilities	(40,534)	(1,784)	(42,318)

Total purchase price	$404,725	$(1,625)	$403,100

The adjustments to the purchase price allocation primarily relate to non-current deferred tax liabilities and purchase price adjustments.

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

Revenue and income (loss) from discontinued operations for the period ended June 2, 2012 were as follows:

	13 Weeks Ended	26 Weeks Ended
	June 2, 2012	June 2, 2012
Net revenue	$26,321	$56,129
Income from operations	3,819	6,662
Income taxes	(6,872)	(7,992)

Net income (loss) from discontinued operations	$(3,053)	$(1,330)

The major classes of assets and liabilities of discontinued operations as of June 1, 2013 and December 1, 2012 were as follows:

	June 1, 2013	December 1, 2012
Other current assets	1,865	—

Current assets of discontinued operations	1,865	—
Other assets	—	1,865

Long-term assets of discontinued operations	—	1,865
Trade payables	—	74
Other accrued expenses	5,000	—

Current liabilities of discontinued operations	5,000	74
Other liabilities	—	5,000

Long-term liabilities of discontinued operations	—	5,000

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of December 1, 2012.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended June 1, 2013 and June 2, 2012 were calculated using the following weighted average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	47.65%	51.29%	48.00%	51.76%
Expected volatility	47.65%	51.29%	47.65% – 48.02%	51.29% – 51.76%
Risk-free interest rate	0.69%	0.84%	0.73%	0.71%
Expected dividend yield	1.04%	1.02%	0.87%	1.06%
Weighted-average fair value of grants	$14.27	$12.97	$15.09	$11.43

Expected life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

Expected volatility – Volatility is calculated using our historical volatility for the same period of time as the expected life. We have no reason to believe that our future volatility will differ materially from the past.

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

Total share-based compensation expense of $2,895 and $2,217 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended June 1, 2013 and June 2, 2012, respectively. Total share-based compensation expense of $6,215 and $5,012 was included in our Condensed Consolidated Statements of Income for the 26 weeks ended June 1, 2013 and June 2, 2012, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended June 1, 2013 and June 2, 2012 there was $225 and $158 of excess tax benefit recognized, respectively. For the 26 weeks ended June 1, 2013 and June 2, 2012 there was $2,029 and $1,039 of excess tax benefit recognized, respectively.

As of June 1, 2013, there was $9,794 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.9 years. Unrecognized compensation costs related to unvested restricted stock shares was $9,364 and unvested restricted stock units was $2,914, both of which are expected to be recognized over a weighted-average period of 1.6 years.

Share-based Activity

A summary of option activity as of June 1, 2013 and changes during the 26 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 1, 2012	2,429,750	$21.63
Granted	452,229	39.58
Exercised	(236,277)	18.50
Forfeited or cancelled	(11,902)	24.43

Outstanding at June 1, 2013	2,633,800	$24.98

The total fair values of options granted during the 13 weeks ended June 1, 2013 and June 2, 2012 were $277 and $61, respectively. Total intrinsic values of options exercised during the 13 weeks ended June 1, 2013 and June 2, 2012 were $533 and $549, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 26 weeks ended June 1, 2013 and June 2, 2012 were $6,823 and $5,842, respectively. Total intrinsic values of options exercised during the 26 weeks ended June 1, 2013 and June 2, 2012 were $4,770 and $4,087, respectively. Proceeds received from option exercises during the 13 weeks ended June 1, 2013 and June 2, 2012 were $597 and $806, respectively and $4,371 and $6,031 during the 26 weeks ended June 1, 2013 and June 2, 2012, respectively.

A summary of nonvested restricted stock as of June 1, 2013 and changes during the 26 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9
Granted	62,701	183,752	246,453	39.60	2.1
Vested	(64,112)	(109,424)	(173,536)	37.75	—
Forfeited	(357)	(1,291)	(1,648)	28.76	1.5

Nonvested at June 1, 2013	139,416	318,268	457,684	$33.57	1.6

Total fair values of restricted stock vested during the 13 weeks ended June 1, 2013 and June 2, 2012 were $278 and $228, respectively. Total fair values of restricted stock vested during the 26 weeks ended June 1, 2013 and June 2, 2012 were $6,550 and $4,439, respectively. The total fair value of nonvested restricted stock at June 1, 2013 was $12,278.

We repurchased 1,972 and 2,331 restricted stock shares during the 13 weeks ended June 1, 2013 and June 2, 2012, respectively and 61,624 and 52,975 restricted stock shares during the 26 weeks ended June 1, 2013 and June 2, 2012, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of June 1, 2013, and changes during the 26 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2012	338,769	68,662	407,431
Participant contributions	7,258	1,468	8,726
Company match contributions	807	163	970
Payouts	(18,564)	(4,647)	(23,211)

Units outstanding June 1, 2013	328,270	65,646	393,916

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	June 1,	June 2,	June 1,	June 2,
(Shares in thousands)	2013	2012	2013	2012
Weighted-average common shares—basic	49,935	49,652	49,876	49,509
Equivalent shares from share-based compensations plans	1,217	1,070	1,214	979

Weighted-average common and common equivalent shares—diluted	51,152	50,722	51,090	50,488

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

Our June 1, 2013 and March 2, 2013 stock prices were higher than any of our stock option grant prices at that time, therefore no option shares were excluded from the diluted earnings per share calculations for the first two quarters of 2013. Options to purchase 4,652 shares of common stock at a weighted-average exercise price of $32.32 for the 13 weeks and 26 weeks ended June 2, 2012, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	June 1, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$41,693	$41,684	$9
Interest rate swap, net of taxes of $45	(115)	(115)	—
Cash-flow hedges, net of taxes of $129	(205)	(205)	—
Defined benefit pension plans adjustment, net of taxes of $101,535	(185,910)	(185,910)	—

Total accumulated other comprehensive income (loss)	$(144,537)	$(144,546)	$9

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment, net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended June 1, 2013 and June 2, 2012, we incurred special charges, net of $10,843 and $32,127, respectively and $16,176 and $38,609 for the 26 weeks ended June 1, 2013 and June 2, 2012, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Acquisition and transformation related costs:
Professional services	$1,884	$11,087	$4,166	$19,514
Financing availability costs	—	—	—	4,300
Foreign currency option contract	—	—	—	841
Loss (gain) on foreign currency forward contracts	—	4	—	(11,621)
Other related costs	1,995	316	2,773	557
Restructuring costs:
Workforce reduction costs	3,697	19,567	4,181	23,522
Facility exit costs	3,267	1,153	5,056	1,496

Special charges, net	$10,843	$32,127	$16,176	$38,609

Professional services of $1,884 for the 13 weeks ended June 1, 2013 and $11,087 for the 13 weeks ended June 2, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the 26 weeks ended June 1, 2013 and June 2, 2012 we incurred professional services costs of $4,166 and $19,514, respectively. For the 26 weeks ended 2012, we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For the 26 weeks ended June 2, 2012, the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

During the 13 weeks ended June 1, 2013, we incurred workforce reduction costs of $3,697, other related costs of $1,995, cash facility exit costs of $2,316 and non-cash facility exit costs of $951 related to the Business Integration Project. During the 26 weeks ended June 1, 2013, we incurred workforce reduction costs of $4,181, other related costs of $2,773, cash facility exit costs of $3,714 and non-cash facility exit costs of $1,342 related to the Business Integration Project. During the 13 weeks and 26 weeks ended June 2, 2012, we incurred workforce reduction costs of $19,567 and $23,522, respectively, other related costs of $316 and $557, respectively and non-cash facility exit costs of $1,153 and $1,496, respectively related to the Business Integration Project.

For the 26 weeks ended June 1, 2013, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at December 1, 2012	$19,848
Restructuring charges	4,181
Cash payments	(5,994)
Foreign currency translation adjustment	(92)

Balance at June 1, 2013	$17,943

Of the $17,943 in accrued restructuring costs at June 1, 2013, $17,380 was included in accrued compensation and $563 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion is not expected to be paid within the next year. In Europe, the accrued restructuring charges included statutory minimum amounts for one site for which final agreement has not been reached with the works council and communicated to the affected employees as well as amounts being accrued ratably for four sites in which works council agreements have been reached. At the communication date to employees, final termination benefits will be measured and will be recognized ratably over the service period employees are required to work to be eligible for termination benefits. In North America and Asia, the benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended June 1, 2013 and June 2, 2012
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2013	2012	2013	2012	2013	2012
Service cost	$27	$22	$416	$329	$156	$135
Interest cost	3,680	4,024	1,820	2,165	533	617
Expected return on assets	(5,680)	(5,938)	(2,318)	(2,136)	(931)	(816)
Amortization:
Prior service cost	12	12	(1)	(1)	(1,034)	(1,173)
Actuarial (gain)/ loss	1,685	964	935	634	1,429	1,283

Net periodic cost (benefit)	$(276)	$(916)	$852	$991	$153	$46

	26 Weeks Ended June 1, 2013 and June 2, 2012
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2013	2012	2013	2012	2013	2012
Service cost	$54	$44	$839	$589	$312	$270
Interest cost	7,360	8,048	3,689	3,894	1,066	1,234
Expected return on assets	(11,360)	(11,876)	(4,700)	(3,936)	(1,862)	(1,632)
Amortization:
Prior service cost	24	24	(2)	(2)	(2,068)	(2,346)
Actuarial (gain)/ loss	3,370	1,928	1,886	1,263	2,858	2,578

Net periodic cost (benefit)	$(552)	$(1,832)	$1,712	$1,808	$306	$104

Note 8: Inventories

The composition of inventories follows:

	June 1,	December 1,
	2013	2012
Raw materials	$117,932	$110,820
Finished goods	125,925	119,123
LIFO reserve	(21,476)	(21,412)

Total inventories	$222,381	$208,531

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of June 1, 2013, the combined fair value of the swaps were an asset of $1,769 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of June 1, 2013 resulted in additional pre-tax gain of $6 year-to-date as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $205 at June 1, 2013. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at June 1, 2013 that is expected to be reclassified into earnings within the next twelve months is $163. At June 1, 2013, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges.

The following table summarizes the cross-currency swaps outstanding as of June 1, 2013:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2014	4.15%	$52,860	$833
Receive USD		4.30%
Pay EUR	2015	4.30%	$98,738	$936
Receive USD		4.45%

Total			$151,598	$1,769

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

As of June 1, 2013, we had forward foreign currency contracts maturing between June 5, 2013 and November 1, 2013. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $481 at June 1, 2013. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $6,909 at June 1, 2013 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $7,133 at June 1, 2013 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of June 1, 2013 resulted in additional pre-tax loss of $387 year-to-date as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 1, 2013, there were no significant concentrations of credit risk.

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

Other Legal Proceedings. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including the asbestos litigation described in the following paragraphs, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in thousands)	June 1, 2013	June 2, 2012	December 1, 2012
Lawsuits and claims settled	—	8	20
Settlement amounts	$—	$490	$1,535
Insurance payments received or expected to be received	$—	$350	$1,174

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

The net revenue and segment operating income of the industrial adhesives business acquired in 2012 was recorded in our North America Adhesives, EIMEA, Latin America and Asia Pacific operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	June 1, 2013			June 2, 2012
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$190,641	$14,220	$28,448	$193,382	$15,615	$25,115
Construction Products	42,934	134	4,047	39,679	105	3,148
EIMEA	185,194	2,793	14,145	193,943	2,307	9,485
Latin America	38,132	141	3,377	38,555	289	3,729
Asia Pacific	62,115	3,788	2,793	61,436	4,596	2,118

Total	$519,016		$52,810	$526,995		$43,595

	26 Weeks Ended
	June 1, 2013			June 2, 2012
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$362,903	$26,832	$51,922	$311,478	$29,386	$42,610
Construction Products	76,965	215	5,411	72,173	210	3,620
EIMEA	362,695	5,469	20,618	304,594	4,356	16,033
Latin America	73,601	214	5,828	74,152	676	6,116
Asia Pacific	122,694	7,279	4,767	110,052	8,050	2,873

Total	$998,858		$88,546	$872,449		$71,252

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended		26 Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2013	2012	2013	2012
Segment operating income	$52,810	$43,595	$88,546	$71,252
Special charges, net	(10,843)	(32,127)	(16,176)	(38,609)
Asset impairment charges	—	(671)	—	(671)
Other income (expense), net	(1,814)	231	(1,436)	648
Interest expense	(4,884)	(5,749)	(10,211)	(8,367)

Income from continuing operations before income taxes and income from equity method investments	$35,269	$5,279	$60,723	$24,253

Note 12: Income Taxes

As of June 1, 2013, we had a $5,301 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of June 1, 2013, we had accrued $801 of gross interest relating to unrecognized tax benefits. During the second quarter of 2013 our recorded liability for gross unrecognized tax benefits decreased by $95.

Note 13: Goodwill

A summary of goodwill activity for the first six months of 2013 is presented below:

Balance at December 1, 2012	$254,345
Forbo Industrial Adhesives acquisition (Note 2)	343
Engent, Inc. acquisition (Note 2)	247
Currency impact	(2,460)

Balance at June 1, 2013	$252,475

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 1, 2013 and December 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 1,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$905	$905	$—	$—
Derivative assets	1,742	—	1,742	—
Interest rate swaps	7,133	—	7,133	—
Cash-flow hedges	1,769	—	1,769	—
Liabilities:
Derivative liabilities	$1,261	$—	$1,261	$—
Contingent consideration liability, continuing operations	1,638	—	—	1,638
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	December 1,	Fair Value Measurements Using:
Description	2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,499	$15,499	$—	$—
Derivative assets	830	—	830	—
Interest rate swaps	9,473	—	9,473	—
Cash-flow hedges	1,610	—	1,610	—
Liabilities:
Derivative liabilities	$956	$—	$956	$—
Contingent consideration liability, continuing operations	1,649	—	—	1,649
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

During the second quarter of 2013 we repurchased shares under this program, with an aggregate value of $4,775. Of this amount, $125 reduced common stock and $4,650 reduced additional paid-in capital. There were no shares repurchased under this program during the first quarter of 2013 or the first six months of 2012.

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of June 1, 2013 the redeemable non-controlling interest was:

Balance at December 1, 2012	$3,981
Net income attributed to redeemable non-controlling interest	161
Accretion adjustment to redemption value	48
Distributions to non-controlling shareholder	(244)
Foreign currency translation adjustment	2

Balance at June 1, 2013	$3,948

Note 18: Subsequent Event

On June 6, 2013 we completed the purchase of Plexbond Quimica, S.A., a provider of chemical polyurethane specialties and polyester resins, for approximately $12,000. Plexbond Quimica, S.A. operates a manufacturing facility in Curitiba, Brazil. The acquisition will be recorded in our Latin America operating segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 1, 2012 for important background information related to our business.

We completed the acquisition of the Forbo industrial adhesives business on March 5, 2012. The Forbo industrial adhesives business acquired is referred to as the “acquired business” in the MD&A.

Net revenue in the second quarter of 2013 decreased 1.5 percent over the second quarter of 2012. Pricing increased 0.2 percent offset by 1.4 percent decrease in sales volume. The weakening of the Euro for the second quarter of 2013 compared to the second quarter of 2012 were the main drivers of the negative 0.3 percent currency effect compared to the U.S. dollar. Gross profit margin improved by 230 basis points driven by synergies from integrating the acquired business, other profit margin improvement initiatives over the past year and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition which reduced gross profit margin 60 basis points in the second quarter of 2012. We incurred special charges, net of $10.8 million for costs related to the Business Integration Project in the second quarter of 2013 and $32.1 million in the second quarter of 2012.

Net income attributable to H.B. Fuller in the second quarter of 2013 was $25.9 million as compared to $1.9 million in the second quarter of 2012. The 2012 net income attributable to H.B. Fuller includes a loss of $3.1 million from discontinued operations, net of tax or $0.06 diluted per share. On a diluted earnings per share basis, the second quarter of 2013 was $0.51 per share as compared to $0.04 per share for the same period last year.

Net revenue in the first six months of 2013 increased 14.5 percent over the first six months of 2012. Organic growth, which we define as revenue growth due to changes in sales volume and selling prices, was 0.5 percent as compared to the first six months of 2012. The organic growth consisted of 0.5 percent higher pricing with no percentage change in volume. Inclusion of the acquired business increased net revenue by approximately $121.8 million. Gross profit margin improved by 60 basis points driven by synergies from integrating the acquired business. Our SG&A expenses increased by 14.0 percent in the first six months of 2013 compared to the same period last year, however, SG&A expenses as a percentage of net revenue decreased by 10 basis points. The increase in SG&A expense was primarily due to the inclusion of the acquired business. We incurred special charges, net of $16.2 million for costs related to the Business Integration Project in the first six months of 2013 and $38.6 million in the first six months of 2012.

Net income attributable to H.B. Fuller in the first six months of 2013 was $46.6 million as compared to $17.2 million in the first six months of 2012. The 2012 net income attributable to H.B. Fuller includes a $1.3 million loss from discontinued operations, net of tax or $0.03 diluted per share. On a diluted earnings per share basis, the first six months of 2013 was $0.91 per share as compared to $0.34 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$519.0	$527.0	(1.5%)	$998.9	$872.4	14.5%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance and small niche acquisitions including Engent which was acquired in the fourth quarter of 2012 are viewed as organic growth. The following table shows the net revenue variance analysis for the second quarter and six months compared to the same period in 2012:

	13 Weeks Ended	26 Weeks Ended
	June 1, 2013	June 1, 2013
Product pricing	0.2%	0.5%
Sales volume	(1.4%)	0.0%
Currency	(0.3%)	0.0%
Acquisitions	0.0%	14.0%

	(1.5%)	14.5%

Product pricing increased 0.2 percent offset by decreased sales volume of 1.4 percent for the second quarter of 2013 as compared to the same period last year. The negative currency effects in the quarter were primarily the result of the weakening of the Euro compared to the U.S dollar.

Year-to-date organic growth was 0.5 percent with increased product pricing of 0.5 percent with no percentage change in volume for the first six months of 2013 as compared to the same period last year. The organic growth was driven by growth in the North America Adhesives, Construction Products, and Asia Pacific operating segments. Currency changes had no year-to-date effects in 2013. The inclusion of the acquired business added $121.8 million to net revenue.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Raw materials	$295.4	$308.5	(4.2%)	$567.1	$501.5	13.1%
Other manufacturing costs	77.0	81.9	(6.0%)	151.8	131.7	15.3%

Cost of sales	$372.4	$390.4	(4.6%)	$718.9	$633.2	13.5%
Percent of net revenue	71.8%	74.1%		72.0%	72.6%

The 4.6 percent decrease in cost of sales in the second quarter of 2013 compared to the second quarter of 2012 was driven by the integration of the acquired business. Cost of sales as a percentage of net revenue decreased 230 basis points primarily driven by synergies from integrating the acquired business and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition which increased cost of sales by 60 basis points in the second quarter of 2012. Raw material costs as a percentage of sales decreased 160 basis points relative to the prior year, reflecting material cost synergies, other profit improvement initiatives undertaken over the last twelve months and the recognition of the non-cash charge which increased raw material costs as a percentage of sales by 60 basis points in the second quarter of 2012. Other manufacturing costs as a percentage of revenue decreased by 70 basis points as benefits of the manufacturing network consolidation projects within the Business Integration Project were realized. We expect raw material costs to remain at or near second quarter exit levels through the end of this year.

The 13.5 percent increase in cost of sales for the first six months of 2013 compared to the first six months of 2012 was driven by the inclusion of the acquired business. Cost of sales as a percentage of net revenue decreased 60 basis points primarily driven by synergies from integrating the acquired business. Raw material costs as a percentage of sales decreased 70 basis points relative to the prior year, reflecting material cost synergies and other profit improvement initiatives undertaken over the last twelve months. Other manufacturing costs as a percentage of revenue increased by 10 basis points compared to last year; this ratio is expected to improve over the next three quarters as the benefits of the manufacturing network consolidation projects within the Business Integration Project are completed.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Gross profit	$146.6	$136.6	7.4%	$280.0	$239.2	17.0%
Percent of net revenue	28.2%	25.9%		28.0%	27.4%

Gross profit for the second quarter of 2013 increased by $10.0 million compared to the second quarter of 2012 and gross profit margin improved by 230 basis points driven by synergies from integrating the acquired business, other profit margin improvement initiatives over the past year and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition which reduced gross profit margin 60 basis points in the second quarter of 2012.

Gross profit for the first six months of 2013 increased by $40.8 million compared to the first six months of 2012 and gross profit margin improved by 60 basis points. The synergies from integrating the acquired business were the primary reason for the margin improvement.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
SG&A	$93.8	$93.0	0.9%	$191.4	$168.0	14.0%
Percent of net revenue	18.1%	17.6%		19.2%	19.3%

SG&A expenses increased $0.8 million or 0.9 percent compared to the second quarter of 2012. SG&A expense as a percentage of net revenue increased 50 basis points due to the slight decline in period over period revenue.

SG&A expenses increased $23.4 million or 14.0 percent compared to the first six months of 2012. The lower relative cost structure of the acquired business and the increased net revenue resulted in the 10 basis point decrease in SG&A expense as a percentage of net revenue.

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

Special charges, net:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Special charges, net	$10.8	$32.1	(66.2%)	$16.2	$38.6	(58.1%)

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Acquisition and transformation related costs	$1.9	$11.1	$4.2	$13.0
Workforce reduction costs	3.7	19.6	4.2	23.5
Facility exit costs	3.2	1.1	5.0	1.5
Other related costs	2.0	0.3	2.8	0.6

Special charges, net	$10.8	$32.1	$16.2	$38.6

The integration of the acquired business involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended June 1, 2013 and June 2, 2012, we incurred special charges, net of $10.8 million and $32.1 million respectively, for costs related to the Business Integration Project. During the 26 weeks ended June 1, 2013 and June 2, 2012, we incurred special charges, net of $16.2 million and $38.6 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $1.9 million for the second quarter of 2013 and $11.1 million for the second quarter of 2012 include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. We incurred acquisition and transformation related costs of $4.2 million for the first six months of 2013 and $13.0 million for the same period last year. For the 26 weeks ended June 2, 2012, acquisition and transformation related costs included an expense to make a bridge loan available, an expense related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price and the net gain on the forward currency contracts used to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established.

The Business Integration Project is a broad-based transformation plan involving all major processes in three of our existing operating segments. The integration strategy and execution plan is unique for each operating segment reflecting the differences within operating segments as well as differences within the acquired business in each geographic region. In the North America Adhesives operating segment, the integration work is essentially a consolidation of two similar businesses. The production capacity of the two organizations is being optimized mostly by transferring volume from the acquired business to existing facilities within the North America Adhesives operating segment. In the EIMEA operating segment, the Business Integration Project impacts more aspects of the business and is more complex. The two businesses being combined have similar inefficiencies and opportunities for improved productivity, generally due to excess complexity within the core processes of each of the businesses. This portion of the project will require more capital investment, higher restructuring and severance costs and a longer time frame when compared to the North America Adhesives portion of the project. In the Asia Pacific operating segment, the Business Integration Project is less complex because the acquired business in that region was relatively small. The focus of the integration work in this region is to build a solid foundation for growth in the commercial and technical areas and create a more efficient production network in China.

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

The total costs, excluding capital expenditures, to achieve these benefits are expected to be approximately $121.0 million of which $76.2 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $44.8 million will occur over the next several quarters through the end of 2014. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of June 1, 2013
($ in millions)	Costs Incurred Inception-to- Date	Expected Costs Remaining	Total Expected Costs
Acquisition and transformation related costs	$29.9	$5.1	$35.0
Work force reduction costs	32.3	20.7	53.0
Cash facility exit costs	4.7	12.3	17.0
Non-cash facility exit costs	4.5	1.5	6.0
Other related costs	4.8	5.2	10.0

Business Integration Project	$76.2	$44.8	$121.0

The remaining expected Business Integration Project costs of $44.8 million will be incurred as the measures are implemented, and will total approximately $27.8 million in fiscal year 2013 and approximately $17.0 million in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

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

Going forward, we plan to report our progress on achieving our profit improvement initiatives each quarter. We will focus on three key metrics which capture the bulk of the Business Integration Project objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation, and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. In addition, the costs to achieve these benefits will be reported in each reporting period, relative to the $121.0 million total expected cost estimate.

For the quarter ended June 1, 2013, we achieved cost savings of $3.6 million related to workforce reductions and $3.1 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. EBITDA margin for the second quarter of 12.9 percent is consistent with our plan.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Other income (expense), net	$(1.8)	$0.2	NMP	$(1.4)	$0.6	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2013 included $1.7 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.2 million of interest income. Other income (expense), net in the second quarter of 2012 included $0.6 million of currency translation and re-measurement gains and $0.4 million of interest income offset by net financing costs of $0.8 million.

For the first six months of 2013, other income (expense), net included $1.5 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.4 million of interest income. For the first six months of 2012, other income (expense), net included $0.9 million of interest income and $0.1 million of currency translation and re-measurement gains offset by net financing costs of $0.4 million.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Interest expense	$4.9	$5.7	(15.0%)	$10.2	$8.4	22.0%

Interest expense in the second quarter of 2013 as compared to same period last year was lower due to a prepayment of long-term debt with proceeds from the sale of our Central America Paints business in the third quarter of 2012.

Interest expense for first six months of 2013 as compared to same period last year was higher due to increased debt obtained to purchase the acquired business.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Income taxes	$10.9	$2.4	359.0%	$18.0	$9.9	81.1%
Effective tax rate	30.8%	44.8%		29.6%	40.9%

Income tax expense of $10.9 million in the second quarter of 2013 includes $0.7 million of discrete tax benefits and $2.5 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 30.4 percent. Without discrete tax benefits of $0.7 million and the impact of costs related to the Business Integration Project in the second quarter of 2012, the overall effective tax rate was 29.5 percent.

Income tax expense of $18.0 million year to date in 2013 includes $1.5 million of discrete tax benefits and $3.6 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 30.0 percent. Without discrete tax benefits of $0.8 million and the impact of costs related to the Business Integration Project, the overall effective tax rate was 29.1 percent year to date in 2012.

Income from equity method investments:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Income from equity method investments	$1.6	$2.1	(23.5%)	$4.1	$4.3	(6.0%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Income (loss) from discontinued operations, net of tax:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Income (loss) from discontinued operations, net of tax	$—	$(3.1)	NMP	$—	$(1.3)	NMP

NMP = Non-meaningful percentage

The income (loss) from discontinued operations, net of tax, relates to the results of operations of the Central America Paints business, which we sold August 6, 2012. See Note 2 to the Condensed Consolidated Financial Statements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net (income) loss attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.2)	$(0.1)	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to a 10 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net income attributable to H.B. Fuller	$25.9	$1.9	1239.3%	$46.6	$17.2	170.3%
Percent of net revenue	5.0%	0.4%		4.7%	2.0%

The net income attributable to H.B. Fuller for the second quarter of 2013 was $25.9 million compared to $1.9 million for the second quarter of 2012. The second quarter of 2013 included $10.8 million of special charges, net ($8.4 million after tax) for costs related to the Business Integration Project. The second quarter of 2012 included $32.1 million of special charges, net ($24.2 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the second quarter of 2013 was $0.51 per share as compared to $0.04 per share for the second quarter of 2012.

The net income attributable to H.B. Fuller for the first six months of 2013 was $46.6 million compared to $17.2 million for the first six months of 2012. The first six months of 2013 included $16.2 million of special charges, net ($12.6 million after tax) for costs related to the Business Integration Project. The first six months of 2012 included $38.6 million of special charges, net ($31.0 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first six months of 2013 was $0.91 per share as compared to $0.34 per share for the first six months of 2012.

Operating Segment Results

Our operations are managed through five reportable segments: North America Adhesives, Construction Products, EIMEA, Latin America and Asia Pacific. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net.

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	June 1, 2013		June 2, 2012		June 1, 2013		June 2, 2012
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
North America Adhesives	$190.7	37%	$193.4	37%	$362.9	36%	$311.5	36%
Construction Products	42.9	8%	39.7	7%	77.0	8%	72.2	8%
EIMEA	185.2	36%	193.9	37%	362.7	36%	304.6	35%
Latin America	38.1	7%	38.6	7%	73.6	8%	74.1	8%
Asia Pacific	62.1	12%	61.4	12%	122.7	12%	110.0	13%

Total	$519.0	100%	$527.0	100%	$998.9	100%	$872.4	100%

Segment Operating Income:

	13 Weeks Ended				26 Weeks Ended
	June 1, 2013		June 2, 2012		June 1, 2013		June 2, 2012
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$28.5	54%	$25.1	58%	$51.9	59%	$42.6	60%
Construction Products	4.0	8%	3.2	7%	5.4	6%	3.7	5%
EIMEA	14.1	27%	9.5	22%	20.6	23%	16.0	22%
Latin America	3.4	6%	3.7	8%	5.8	7%	6.1	9%
Asia Pacific	2.8	5%	2.1	5%	4.8	5%	2.9	4%

Total	$52.8	100%	$43.6	100%	$88.5	100%	$71.3	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
	June 1,	June 2,	June 1,	June 2,
($ in millions)	2013	2012	2013	2012
Segment operating income	$52.8	$43.6	$88.5	$71.3
Special charges, net	(10.8)	(32.1)	(16.2)	(38.6)
Asset impairment charges	—	(0.7)	—	(0.7)
Other income (expense), net	(1.8)	0.2	(1.4)	0.6
Interest expense	(4.9)	(5.7)	(10.2)	(8.4)

Income from continuing operations before income taxes and income from equity method investments	$35.3	$5.3	$60.7	$24.2

North America Adhesives

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$190.7	$193.4	(1.4%)	$362.9	$311.5	16.5%
Segment operating income	$28.5	$25.1	13.3%	$51.9	$42.6	21.9%
Segment profit margin %	14.9%	13.0%		14.3%	13.7%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended June 1, 2013 vs June 2, 2012	26 Weeks Ended June 1, 2013 vs June 2, 2012
Organic growth	(1.3%)	0.1%
Currency	(0.1%)	0.0%
Acquisition	0.0%	16.4%

Total	(1.4%)	16.5%

Net revenue decreased 1.4 percent in the second quarter of 2013 compared to the second quarter of 2012. Pricing increased 0.1 percent offset by a 1.4 percent decrease in sales volume and negative currency effects of 0.1 percent compared to last year. The sales volume decline was driven by changes in product mix combined with a generally sluggish end market demand environment. Segment operating income increased 13.3 percent and segment profit margin increased 190 basis points in the quarter. Raw material cost as a percentage of net revenue was 260 basis points lower driven by synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. The second quarter of 2012 included the recognition of the non-cash charge for the sale of inventories revalued at the date of acquisition which increased cost of sales by 30 basis points. The higher gross margin was offset by higher SG&A expenses as a percentage of net revenue compared to the second quarter of 2012.

Net revenue increased 16.5 percent in the first six months of 2013 compared to the first six months of 2012. Pricing increased 0.5 percent offset by a 0.4 percent decrease in sales volume compared to last year. The acquired business added approximately $51.0 million to net revenue. The increase in pricing reflected the cumulative impact of price increases implemented over the past year to offset raw material cost inflation. The sales volume decline was the result of changes in product mix combined with a generally sluggish end market demand environment. Segment operating income increased 21.9 percent for the first six months and segment profit margin increased 60 basis points. Raw material cost as a percentage of net revenue decreased 170 basis points as a result of synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. The higher gross margin was offset by slightly higher manufacturing costs and SG&A expenses as a percent of revenue compared to the prior year.

Construction Products

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$42.9	$39.7	8.2%	$77.0	$72.2	6.6%
Segment operating income	$4.0	$3.2	28.6%	$5.4	$3.7	49.5%
Segment profit margin %	9.4%	7.9%		7.0%	5.0%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended June 1, 2013 vs June 2, 2012	26 Weeks Ended June 1, 2013 vs June 2, 2012
Organic growth	8.2%	6.6%

Net revenue was up 8.2 percent in the second quarter of 2013 driven by an 8.5 percent increase in volume combined with a 0.3 percent decrease in pricing compared to the second quarter last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. The volume increase this year is an encouraging sign that the overall market is continuing to slowly improve. Segment operating income increased by 28.6 percent and segment profit margin increased by 150 basis points in the second quarter compared to the same period last year. Raw material costs as a percentage of net revenue was approximately 120 basis points lower in 2013 relative to the prior year primarily due to changes in the mix of products sold and reformulations. The improvement in segment profit margin was driven by improved gross margins offset by slightly higher manufacturing costs and administrative costs as a percentage of net revenue.

Net revenue was up 6.6 percent in the first six months of 2013 driven by a 6.6 percent increase in volume with no percentage change in pricing compared to last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Segment operating income increased 49.5 percent and segment profit margin increased 200 basis points in the first six months compared to the same period last year. Raw material costs as a percentage of net revenue was approximately 40 basis points lower in 2013 relative to the prior year primarily due to changes in the mix of products sold. The improvement in segment profit margin was driven by improved gross margins and lower administrative costs as a percentage of net revenue.

EIMEA

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$185.2	$193.9	(4.5%)	$362.7	$304.6	19.1%
Segment operating income	$14.1	$9.5	49.1%	$20.6	$16.0	28.6%
Segment profit margin %	7.6%	4.9%		5.7%	5.3%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended June 1, 2013	26 Weeks Ended June 1, 2013
	vs June 2, 2012	vs June 2, 2012
Organic growth	(3.5%)	(0.3%)
Currency	(1.0%)	(0.4%)
Acquisitions	0.0%	19.8%

Total	(4.5%)	19.1%

Net revenue decreased 4.5 percent in the second quarter of 2013 compared to the second quarter of 2012. Pricing increased 1.8 percent offset by a 5.3 percent decrease in sales volume. The weaker Euro compared to the U.S. dollar resulted in a 1.0 percent decrease in net revenue. Sales volume was down slightly in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. Significant volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 49.1 percent and segment profit margin increased 270 basis points compared to the second quarter last year. Raw material cost as a percentage of net revenue decreased 160 basis points in the second quarter. The second quarter of 2012 included the recognition of the non-cash charge for the sale of inventories revalued at the date of acquisition which increased cost of sales by 120 basis points. SG&A expenses as a percentage of net revenue, which declined 70 basis points relative to the prior year, also contributed to the significant increase in segment profit margin.

Net revenue increased 19.1 percent in the first six months of 2013 compared to the first six months of 2012. Pricing increased 2.0 percent offset by a 2.3 percent decrease in sales volume. The weaker Euro compared to the U.S. dollar resulted in a 0.4 percent decrease in net revenue. The acquired business contributed $60.3 million of net revenue. Sales volume was down slightly in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. Significant volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 28.6 percent and segment profit margin increased 40 basis points compared to the first six months last year. Raw material cost as a percentage of net revenue decreased 50 basis points in the first six months. SG&A expenses as a percentage of net revenue, which declined 30 basis points relative to the prior year, also contributed to the increase in segment profit margin.

Latin America

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$38.1	$38.6	(1.1%)	$73.6	$74.1	(0.7%)
Segment operating income	$3.4	$3.7	(9.4%)	$5.8	$6.1	(4.7%)
Segment profit margin %	8.9%	9.7%		7.9%	8.2%

The following tables provide details of the Latin America net revenue variances:

	13 Weeks Ended June 1, 2013 vs June 2, 2012	26 Weeks Ended June 1, 2013 vs June 2, 2012
Organic growth	(1.1%)	(1.7%)
Acquisition	0.0%	1.0%

Total	(1.1%)	(0.7%)

Net revenue decreased 1.1 percent in the second quarter of 2013 compared to the second quarter of 2012. Sales volume increased 0.1 percent and product pricing decreased 1.2 percent compared to the same quarter last year. Price levels have declined as raw material costs have declined across the region. Raw material costs as a percentage of net revenue were essentially unchanged relative to the prior quarter and last year. Lower net revenue and a 60 basis points increase in SG&A expenses as a percentage of net revenue caused operating income margin to decrease relative to the prior year.

Net revenue decreased 0.7 percent in the first six months of 2013 compared to the first six months of 2012. Sales volume decreased 0.8 percent and product pricing decreased 0.9 percent compared to the same period last year. Net revenue increased $0.7 million from the acquired business. Volume declined in certain market segments and geographies, primarily due to erosion of share with certain customers. Raw material costs as a percentage of net revenue increased by 40 basis points relative to last year. SG&A expenses as a percentage of net revenue were flat compared to the first six months of 2012 which caused operating income margin to decrease slightly relative to the prior year.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
	June 1,	June 2,	2013 vs	June 1,	June 2,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$62.1	$61.4	1.1%	$122.7	$110.0	11.5%
Segment operating income	$2.8	$2.1	31.9%	$4.8	$2.9	65.9%
Segment profit margin %	4.5%	3.4%		3.9%	2.6%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended June 1, 2013	26 Weeks Ended June 1, 2013
	vs June 2, 2012	vs June 2, 2012
Organic growth	0.3%	1.6%
Currency	0.8%	1.0%
Acquisition	0.0%	8.9%

Total	1.1%	11.5%

Net revenue in the second quarter of 2013 increased 1.1 percent compared to the second quarter last year. Organic growth was 0.3 percent in the quarter reflecting a 3.2 percent increase in sales volume offset by a 2.9 percent decrease in pricing. Price levels have declined as raw material costs have declined across the region. Volume growth patterns remain consistent with recent quarters with China and Southeast Asia showing growth while Australia markets are relatively flat. In terms of market segments, volume growth continues in consumer goods markets such as packaging while other more cyclical markets are down year over year. Segment operating income increased $0.7 million in the quarter and segment profit margin increased 110 basis points. Raw material costs as a percentage of net revenue were flat compared to both the second quarter of last year and the first quarter of 2013. The second quarter of 2012 included the recognition of the non-cash charge for the sale of inventories revalued at the date of acquisition which increased cost of sales by 30 basis points. Both manufacturing costs and SG&A expenses as a percentage of net revenue decreased compared to the second quarter of last year and the prior quarter.

Net revenue for the first six months of 2013 increased 11.5 percent compared to the first six months of last year. Organic growth was 1.6 percent in the first six months reflecting a 3.7 percent increase in sales volume offset by a 2.1 percent decrease in pricing. Price levels have declined as raw material costs have declined across the region. Volume growth patterns remain consistent with recent quarters with China and Southeast Asia showing growth while Australia markets are relatively flat. In terms of market segments, volume growth continues in consumer goods markets such as hygiene and packaging while other more cyclical markets are down year over year. Net revenue increased $9.8 million from the acquired business. Segment operating income increased $1.9 million and segment profit margin increased 130 basis points in the first six months of 2013 compared to the first six months of 2012. Raw material costs as a percentage of net revenue increased 40 basis points in the first six months relative to the prior year. The year over year change was primarily due to the dilutive effect of the lower margin acquired business. Both manufacturing costs as a percentage of net revenue and SG&A expenses as a percentage of net revenue declined compared to the first six months of last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 1, 2013 were $161.2 million as compared to $200.4 million as of December 1, 2012 and $154.3 million as of June 2, 2012. Of the $161.2 million in cash and cash equivalents as of June 1, 2013, $152.9 million was held outside the United States. Total long and short-term debt was $496.4 million as of June 1, 2013, $520.2 million as of December 1, 2012 and $616.8 million as of June 2, 2012. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 37.8 percent as of June 1, 2013 as compared to 40.1 percent as of December 1, 2012 and 46.8 percent as of June 2, 2012. The lower ratio as of June 1, 2013 compared to December 1, 2012 and June 2, 2012 was due to lower quarter-end debt levels.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At June 1, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of June 1, 2013
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	11.4
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.0

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2013. Included in these obligations is the following scheduled debt payment:

•	$7.5 million payment on term loans, due June 19, 2013, was paid using existing cash.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	June 1,	June 2,
	2013	2012
Net working capital as a percentage of annualized net revenue[1]	18.0%	16.8%
Accounts receivable DSO[2]	55 Days	52 Days
Inventory days on hand[3]	57 Days	51 Days
Free cash flow[4]	$(16.6) million	$14.3 million
Total debt to total capital ratio[5]	37.8%	46.8%

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

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of June 1, 2013	as of June 2, 2012
Gross profit	$558.0	$457.8
Selling, general and administrative expenses	(378.2)	(316.7)
Income taxes at effective rate	(53.2)	(40.6)
Income from equity method investments	9.0	9.0

Total return	$135.6	$109.5
Total invested capital	1,317.0	1,322.0
Return on invested capital	10.3%	8.3%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
	June 1,	June 2,
($ in millions)	2013	2012
Net cash provided by operating activities	$40.7	$34.8

Net income including non-controlling interests was $46.8 million in the first six months of 2013 compared to $17.3 million in the first six months of 2012. Depreciation and amortization expense totaled $30.0 million in the first six months of 2013 compared to $26.0 million in the first six months of 2012. The higher depreciation and amortization in 2013 is related to depreciation and amortization of assets related to the acquired business. Accrued compensation was a use of cash of $12.0 million in 2013 compared to a source of cash of $7.5 million last year. The use of cash in 2013 is related to the timing of payments of severance related costs for the Business Integration Project. The source of cash in 2012 is related to the accrual of severance related costs as part of our Business Integration Project that had not been paid at the end of the second quarter. Other assets was a use of cash in 2013 of $9.0 million compared to a source of cash of $15.9 million last year. The use of cash in 2013 was primarily related to the increase in prepaid taxes and expenses. The 2012 source of cash was primarily related to the decrease in prepaid taxes. Income taxes payable was a use of cash of $8.2 million in the first six months of 2013 related to income tax payments.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $14.8 million compared to a use of cash of $34.7 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
	June 1,	June 2,
($ in millions)	2013	2012
Trade receivables, net	$1.2	$(19.7)
Inventory	(17.0)	(26.8)
Trade payables	1.0	11.8

Total cash flow impact	$(14.8)	$(34.7)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $1.2 million in 2013 compared to a use of cash of $19.7 million in 2012. The source of cash in 2013 compared to the use of cash in 2012 is related to lower sales activity in the second quarter of 2013 compared to 2012. The DSO was 55 days at June 1, 2013 and 52 days at June 2, 2012.

•	Inventory – Inventory was a use of cash of $17.0 million in 2013 and $26.8 million in 2012. The 2013 use of cash is related to the normal seasonal building of inventory and increased inventory to support the manufacturing transitions as part of the Business Integration Project. The 2012 increase is related to the seasonal building of inventory in the first two quarters after the downward management of our inventory in the fourth quarter of 2011. Inventory days on hand were 57 days as of June 1, 2013 and 51 days as of June 2, 2012.

•	Trade Payables – For the first six months of 2013 and 2012 trade payables was a source of cash of $1.0 million and $11.8 million, respectively. The lower source of cash in 2013 reflects lower inventory purchases compared to 2012. The source of cash in 2012 was due to the increase in inventory purchases in the first half of 2012.

Cash Flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
	June 1,	June 2,
($ in millions)	2013	2012
Net cash used in investing activities	$(48.4)	$(416.9)

Purchases of property, plant and equipment were $48.0 million in the first six months of 2013 as compared to $12.5 million for the same period of 2012. The increase in 2013 compared to 2012 was primarily related to capital expenditures for the Business Integration Project. In the second quarter of 2013 we purchased technology for the use in electronics markets for $2.4 million. We acquired the global industrial adhesives business of Forbo Holding AG in 2012 for $404.7 million. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million. See Note 2 to Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
	June 1,	June 2,
($ in millions)	2013	2012
Net cash used in financing activities	$(31.0)	$380.9

Proceeds from long-term debt in the first six months of 2013 were $95.0 million. In the first six months of 2012 proceeds from long-term debt were $490.0 million of which $400.0 million was used for financing the acquisition. Repayments of long-term debt were $110.0 million in the first six months of 2013 compared to $103.1 million for the same period of 2012. Cash generated from the exercise of stock options was $4.4 million and $6.0 million for the first six months of 2013 and 2012, respectively. Repurchases of common stock were $7.1 million in the first six months of 2013 compared to $1.3 million in the same period of 2012. The higher 2013 repurchases of common stock were due to $4.8 million of repurchases from our 2010 share repurchase program and higher repurchases related to statutory minimum tax withholding in conjunction with the vesting of restricted stock.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
	June 1	June 2
($ in millions)	2013	2012
Cash provided by (used in) operating activities of discontinued operations	$(0.1)	$6.0
Cash provided by investing activities of discontinued operations	$—	$0.8

Net cash provided by (used in) discontinued operations	$(0.1)	$6.8

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of June 1, 2013 would be approximately $1.2 million or $0.02 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States for the first six months of 2013. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2013, and foreign currency balance sheet positions as of June 1, 2013, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $3.0 million or $0.06 per diluted share.

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

For the six months ended June 1, 2013, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and senior vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the senior vice president, chief financial officer concluded that, as of June 1, 2013, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Other Legal Proceedings. From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including the asbestos litigation described in the following paragraphs, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in millions)	June 1, 2013	June 2, 2012	December 1, 2012
Lawsuits and claims settled	—	8	20
Settlement amounts	$—	$0.5	$1.5
Insurance payments received or expected to be received	$—	$0.4	$1.2

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
March 3, 2013 – April 6, 2013	52,346	$38.69	52,346	$87.5
April 7, 2013 – May 4, 2013	74,626	$37.85	72,654	$84.7
May 5, 2013 – June 1, 2013	—	$—	—	$84.7

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

Item 6.	Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 28, 2013	/s/ James R. Giertz
James R. Giertz
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.