Form 10-Q
period 2013-08-31
FULLER H B CO
filed 2013-09-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,264,646 as of September 19, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2013	2012	2013	2012
Net revenue	$514,579	$500,535	$1,513,437	$1,372,984
Cost of sales	(370,072)	(366,211)	(1,088,938)	(999,422)

Gross profit	144,507	134,324	424,499	373,562
Selling, general and administrative expenses	(90,604)	(91,355)	(282,050)	(259,340)
Special charges, net	(12,775)	(4,654)	(28,951)	(43,263)
Asset impairment charges	—	—	—	(671)
Other income (expense), net	(1,046)	(622)	(2,482)	25
Interest expense	(4,579)	(5,950)	(14,790)	(14,317)

Income from continuing operations before income taxes and income from equity method investments	35,503	31,743	96,226	55,996
Income taxes	(10,290)	(9,358)	(28,274)	(19,288)
Income from equity method investments	1,937	2,222	6,020	6,567

Income from continuing operations	27,150	24,607	73,972	43,275
Income from discontinued operations, net of tax[1]	1,211	58,716	1,211	57,386

Net income including non-controlling interests	28,361	83,323	75,183	100,661
Net (income) loss attributable to non-controlling interests	(92)	(55)	(308)	(151)

Net income attributable to H.B. Fuller	$28,269	$83,268	$74,875	$100,510

Earnings per share attributable to H.B. Fuller common stockholders:[2]
Basic
Income from continuing operations	0.54	0.49	1.48	0.87
Income from discontinued operations	0.02	1.18	0.02	1.16

Basic earnings per share	$0.57	$1.68	$1.50	$2.03

Diluted
Income from continuing operations	0.53	0.48	1.44	0.85
Income from discontinued operations	0.02	1.16	0.02	1.14

Diluted earnings per share	$0.55	$1.64	$1.47	$1.99

Weighted-average common shares outstanding:
Basic	49,913	49,627	49,888	49,548
Diluted	51,127	50,699	51,102	50,558
Dividends declared per common share	$0.100	$0.085	$0.285	$0.245

[1]	Fiscal 2012 includes the gain on sale of discontinued operations of $51,680, net of tax of $14,995
[2]	Income per share amounts may not add due to rounding

See accompanying Notes to Condensed Consolidated Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2013	2012	2013	2012
Net income including non-controlling interests	$28,361	$83,323	$75,183	$100,661
Other comprehensive income
Foreign currency translation	(3,444)	10,669	(12,553)	(15,030)
Defined benefit pension plans adjustment, net of tax	1,985	1,569	5,926	3,745
Interest rate swaps, net of tax	11	11	31	31
Cash-flow hedges, net of tax	119	555	308	(300)

Other comprehensive income (loss)	(1,329)	12,804	(6,288)	(11,554)

Comprehensive income (loss)	27,032	96,127	68,895	89,107
Less: Comprehensive income attributable to non-controlling interests	139	71	316	167

Comprehensive income (loss) attributable to H.B. Fuller	$26,893	$96,056	$68,579	$88,940

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 31,	December 1,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$160,259	$200,436
Trade receivables (net of allowances—$8,723 and $7,513, for August 31, 2013 and December 1, 2012, respectively)	318,611	320,152
Inventories	221,256	208,531
Other current assets	79,465	70,225
Current assets of discontinued operations	1,865	—

Total current assets	781,456	799,344

Property, plant and equipment	987,389	907,720
Accumulated depreciation	(600,565)	(578,704)

Property, plant and equipment, net	386,824	329,016

Goodwill	257,360	254,345
Other intangibles, net	222,339	233,355
Other assets	152,504	168,395
Long-term assets of discontinued operations	—	1,865

Total assets	$1,800,483	$1,786,320

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$21,997	$22,613
Current maturities of long-term debt	—	22,500
Trade payables	169,267	163,062
Accrued compensation	68,223	71,400
Income taxes payable	14,708	24,865
Other accrued expenses	45,693	45,605
Current liabilities of discontinued operations	5,000	74

Total current liabilities	324,888	350,119

Long-term debt, excluding current maturities	471,457	475,112
Accrued pension liabilities	94,034	105,220
Other liabilities	65,686	68,190
Long-term liabilities of discontinued operations	—	5,000

Total liabilities	956,065	1,003,641

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,494	3,981
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,236,580 and 49,903,266, for August 31, 2013 and December 1, 2012, respectively	50,237	49,903
Additional paid-in capital	44,765	37,965
Retained earnings	890,476	830,031
Accumulated other comprehensive income (loss)	(145,922)	(139,626)

Total H.B. Fuller stockholders’ equity	839,556	778,273

Non-controlling interests	368	425

Total equity	839,924	778,698

Total liabilities, redeemable non-controlling interest and total equity	$1,800,483	$1,786,320

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2011	$49,450	$23,770	$720,989	$(89,005)	$373	$705,577
Net income including non-controlling interests			125,622		233	125,855
Foreign currency translation				(2,985)	28	(2,957)
Defined benefit pension plans adjustment, net of tax of $26,075				(47,283)		(47,283)
Interest rate swap, net of tax				41		41
Cash-flow hedges, net of tax				(394)		(394)

Comprehensive income						75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Excess tax benefit on share-based compensation		1,263				1,263
Repurchases of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	49,903	37,965	830,031	(139,626)	425	778,698
Net income including non-controlling interests			74,875		308	75,183
Foreign currency translation				(12,561)	8	(12,553)
Defined benefit pension plans adjustment, net of tax of $(3,195)				5,926		5,926
Interest rate swap, net of tax				31		31
Cash-flow hedges, net of tax				308		308

Comprehensive income						68,895
Dividends			(14,430)			(14,430)
Stock option exercises	370	6,651				7,021
Share-based compensation plans other, net	276	9,691				9,967
Excess tax benefit on share-based compensation		2,167				2,167
Repurchases of common stock	(312)	(11,709)				(12,021)
Redeemable non-controlling interest					(373)	(373)

Balance at August 31, 2013	$50,237	$44,765	$890,476	$(145,922)	$368	$839,924

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 31, 2013	September 1, 2012
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$75,183	$100,661
(Income) loss from discontinued operations, net of tax	(1,211)	(57,386)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities from continuing operations:
Depreciation	29,049	27,556
Amortization	16,746	13,213
Deferred income taxes	39	(914)
(Income) from equity method investments, net of dividends received	6,919	(1,784)
Share-based compensation	9,027	7,155
Excess tax benefit from share-based compensation	(2,167)	(1,144)
Non-cash charge for the sale of inventories revalued at the date of acquisition	189	3,314
Asset impairment charges	—	671
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	1,360	(19,874)
Inventories	(14,213)	(28,612)
Other assets	(2,607)	1,559
Trade payables	(5,490)	510
Accrued compensation	(2,978)	6,189
Other accrued expenses	717	(1,708)
Income taxes payable	(9,597)	6,844
Accrued / prepaid pensions	(5,225)	(6,205)
Other liabilities	(4,166)	10,994
Other	(2,370)	4,324

Net cash provided by operating activities from continuing operations	89,205	65,363
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(82,549)	(18,167)
Purchased businesses	(8,614)	(404,725)
Purchased technology	(2,387)	—
Proceeds from sale of property, plant and equipment	1,861	1,221

Net cash used in investing activities from continuing operations	(91,689)	(421,671)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	107,031	584,208
Repayment of long-term debt	(129,500)	(284,833)
Net proceeds (repayments) from notes payable	1,104	(1,106)
Dividends paid	(14,317)	(12,212)
Distribution to redeemable non-controlling interest	(244)	—
Proceeds from stock options exercised	7,021	6,650
Excess tax benefit from share-based compensation	2,167	1,144
Repurchases of common stock	(12,021)	(4,315)

Net cash provided by (used in) financing activities from continuing operations	(38,759)	289,536
Effect of exchange rate changes	(71)	(3,048)

Net change in cash and cash equivalents from continuing operations	(41,314)	(69,820)
Cash provided by operating activities of discontinued operations	1,137	4,097
Cash provided by investing activities of discontinued operations	—	118,819

Net change in cash and cash equivalents	(40,177)	53,096
Cash and cash equivalents at beginning of period	200,436	154,649

Cash and cash equivalents at end of period	$160,259	$207,745

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$113	$93
Cash paid for interest, net of amount capitalized of $1,017 and $51 for the periods ended August 31, 2013 and September 1, 2012, respectively	$16,651	$12,807
Cash paid for income taxes, net of refunds	$32,579	$2,562

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

Note 2: Acquisitions and Divestitures

Acquisitions

Plexbond Quimica, S.A.: On June 6, 2013 we acquired Plexbond Quimica, S.A., a provider of chemical urethane adhesives and polyurethane resins based in Curitiba, Brazil. This acquisition solidifies our position in the South American adhesives industry, particularly in the flexible packaging market. The acquisition was a stock purchase and encompassed all of Plexbond Quimica, S.A. business operations.

The purchase price of $10,239 was funded through existing cash and was recorded in our Latin America operating segment. We incurred acquisition related costs of approximately $326, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation August 31, 2013
Current assets	$5,179
Property, plant and equipment	2,275
Goodwill	3,626
Other intangibles
Customer relationships	3,529
Noncompetition agreements	565
Other assets	608
Current liabilities	(3,684)
Other liabilities	(1,859)

Total purchase price	$10,239

Our expected lives of the acquired intangible assets are as follows: customer relationships 10 years and noncompetition agreements 8 years.

Engent, Inc.: On September 10, 2012 we acquired the outstanding shares of Engent, Inc., a provider of manufacturing, research and development services to the electronics industry. The purchase price of $7,881 was funded through existing cash and was recorded in our North America Adhesives operating segment.

In addition to the initial consideration, the former owners of the Engent, Inc. business are entitled to receive a series of annual cash payments based on certain financial performance criteria during the period September 10, 2012 through November 28, 2015 up to a maximum additional consideration of $2,000. We used a probability-weighted present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,200 which was recorded in other liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are reflected as SG&A expenses in the Condensed Consolidated Statements of Income. In the third quarter of 2013 we reduced the fair value of the contingent consideration liability to $423.

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

Forbo Industrial Adhesives. On March 5, 2012 we completed the acquisition of the global industrial adhesives and synthetic polymers business of Forbo Holding AG. The purchase price was 368,514 Swiss francs or $403,100 which we financed with the proceeds from our March 5, 2012 note purchase agreement and a term loan. The acquisition was recorded in our North America Adhesives, EIMEA, Latin America and Asia Pacific operating segments.

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

Revenue and income from discontinued operations for the periods ended August 31, 2013 and September 1, 2012 were as follows:

	13 Weeks Ended		39 Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net revenue	$—	$17,014	$—	$73,143
Income from operations	—	1,573	—	8,235
Gain on sale of discontinued operations	—	66,675	—	66,675
Income taxes	1,211	(9,532)	1,211	(17,524)

Net income from discontinued operations	$1,211	$58,716	$1,211	$57,386

In the third quarter of 2013, in conjunction with filing the fiscal year 2012 tax return, we recorded a reduction in the tax expense related to the sale of the Central America Paints business of $1,211.

The major classes of assets and liabilities of discontinued operations as of August 31, 2013 and December 1, 2012 were as follows:

	August 31, 2013	December 1, 2012
Other current assets	$1,865	$—

Current assets of discontinued operations	1,865	—
Other assets	—	1,865

Long-term assets of discontinued operations	—	1,865
Trade payables	$—	$74
Other accrued expenses	5,000	—

Current liabilities of discontinued operations	5,000	74
Other liabilities	—	5,000

Long-term liabilities of discontinued operations	—	5,000

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report filed on Form 10-K as of December 1, 2012.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. There were no options granted during the 13 weeks ended August 31, 2013. The fair value of options granted during the 13 weeks ended September 1, 2012 and the 39 weeks ended August 31, 2013 and September 1, 2012 were calculated using the following weighted average assumptions:

	13 Weeks Ended	39 Weeks Ended
	September 1, 2012	August 31, 2013	September 1, 2012
Expected life (in years)	4.75	4.75	4.75
Weighted-average expected volatility	50.62%	48.00%	51.75%
Expected volatility	50.62%	47.65% – 48.02%	50.62% – 51.76%
Risk-free interest rate	0.72%	0.73%	0.71%
Expected dividend yield	1.02%	0.87%	1.06%
Weighted-average fair value of grants	$12.83	$15.09	$11.44

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

Total share-based compensation expense of $2,812 and $2,143 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended August 31, 2013 and September 1, 2012, respectively. Total share-based compensation expense of $9,027 and $7,155 was included in our Condensed Consolidated Statements of Income for the 39 weeks ended August 31, 2013 and September 1, 2012, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended August 31, 2013 and September 1, 2012 there was $138 and $105 of excess tax benefit recognized, respectively. For the 39 weeks ended August 31, 2013 and September 1, 2012 there was $2,167 and $1,144 of excess tax benefit recognized, respectively.

As of August 31, 2013, there was $8,312 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.7 years. Unrecognized compensation costs related to unvested restricted stock shares was $8,272 and unvested restricted stock units was $2,438, both of which are expected to be recognized over a weighted-average period of 1.4 years.

Share-based Activity

A summary of option activity as of August 31, 2013 and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2012	2,429,750	$21.63
Granted	452,229	39.58
Exercised	(370,120)	18.97
Forfeited or cancelled	(23,480)	26.26

Outstanding at August 31, 2013	2,488,379	$25.25

The total fair values of options granted during the 13 weeks ended September 1, 2012 were $49. There were no options granted during the 13 weeks ended August 31, 2013. Total intrinsic values of options exercised during the 13 weeks ended August 31, 2013 and September 1, 2012 were $2,665 and $317, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 39 weeks ended August 31, 2013 and September 1, 2012 were $6,823 and $5,891, respectively. Total intrinsic values of options exercised during the 39 weeks ended August 31, 2013 and September 1, 2012 were $7,434 and $4,420, respectively. Proceeds received from option exercises during the 13 weeks ended August 31, 2013 and September 1, 2012 were $2,650 and $619, respectively and $7,021 and $6,650 during the 39 weeks ended August 31, 2013 and September 1, 2012, respectively.

A summary of nonvested restricted stock as of August 31, 2013 and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9
Granted	62,701	183,752	246,453	39.60	1.9
Vested	(66,446)	(112,870)	(179,316)	37.80	—
Forfeited	(1,066)	(4,131)	(5,197)	30.12	1.5

Nonvested at August 31, 2013	136,373	311,982	448,355	$33.70	1.4

Total fair values of restricted stock vested during the 13 weeks ended August 31, 2013 and September 1, 2012 were $229 and $47, respectively. Total fair values of restricted stock vested during the 39 weeks ended August 31, 2013 and September 1, 2012 were $6,779 and $4,552, respectively. The total fair value of nonvested restricted stock at August 31, 2013 was $10,710.

We repurchased 838 and 710 restricted stock shares during the 13 weeks ended August 31, 2013 and September 1, 2012, respectively and 62,462 and 53,685 restricted stock shares during the 39 weeks ended August 31, 2013 and September 1, 2012, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of August 31, 2013, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding December 1, 2012	338,769	68,662	407,431
Participant contributions	22,725	2,011	24,736
Company match contributions	2,525	224	2,749
Payouts	(54,368)	(7,592)	(61,960)

Units outstanding August 31, 2013	309,651	63,305	372,956

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Weighted-average common shares—basic	49,913	49,627	49,888	49,548
Equivalent shares from share-based compensations plans	1,214	1,072	1,214	1,010

Weighted-average common and common equivalent shares—diluted	51,127	50,699	51,102	50,558

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

Options to purchase 449,466 shares of common stock at a weighted-average exercise price of $39.58 for the 13 weeks and 39 weeks ended August 31, 2013, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 8,478 and 6,565 shares of common stock at a weighted-average exercise price of $32.38 and $32.32 for the 13 weeks and 39 weeks ended September 1, 2012, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	August 31, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$38,249	$38,193	$56
Interest rate swap, net of taxes of $41	(104)	(104)	—
Cash-flow hedges, net of taxes of $54	(86)	(86)	—
Defined benefit pension plans adjustment, net of taxes of $100,466	(183,925)	(183,925)	—

Total accumulated other comprehensive income (loss)	$(145,866)	$(145,922)	$56

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment, net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended August 31, 2013 and September 1, 2012, we incurred special charges, net of $12,775 and $4,654, respectively and $28,951 and $43,263 for the 39 weeks ended August 31, 2013 and September 1, 2012, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Acquisition and transformation related costs:
Professional services	$1,641	$2,915	$5,807	$22,430
Financing availability costs	—	—	—	4,300
Foreign currency option contract	—	—	—	841
Loss (gain) on foreign currency forward contracts	—	—	—	(11,621)
Other related costs	2,804	836	5,577	1,392
Restructuring costs:
Workforce reduction costs	3,212	36	7,393	23,558
Facility exit costs	5,118	867	10,174	2,363

Special charges, net	$12,775	$4,654	$28,951	$43,263

Professional services of $1,641 for the 13 weeks ended August 31, 2013 and $2,915 for the 13 weeks ended September 1, 2012, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments. For the 39 weeks ended August 31, 2013 and September 1, 2012 we incurred professional services costs of $5,807 and $22,430, respectively. For the 39 weeks ended 2012, we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed and an expense of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during the first quarter of 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For the 39 weeks ended September 1, 2012, the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

During the 13 weeks ended August 31, 2013, we incurred workforce reduction costs of $3,212, other incremental transformation related costs of $2,804, cash facility exit costs of $3,262 and non-cash facility exit costs of $1,856 related to the Business Integration Project. During the 39 weeks ended August 31, 2013, we incurred workforce reduction costs of $7,393, other incremental transformation related costs of $5,577, cash facility exit costs of $6,975 and non-cash facility exit costs of $3,199 related to the Business Integration Project. During the 13 weeks and 39 weeks ended September 1, 2012, we incurred workforce reduction costs of $36 and $23,558, respectively, other incremental transformation related costs of $836 and $1,392, respectively, cash facility exit costs of $307 and $307, respectively and non-cash facility exit costs of $560 and $2,056, respectively related to the Business Integration Project.

For the 39 weeks ended August 31, 2013, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at December 1, 2012	$19,848
Restructuring charges	7,393
Cash payments	(10,377)
Foreign currency translation adjustment	579

Balance at August 31, 2013	$17,443

Of the $17,443 in accrued restructuring costs at August 31, 2013, $16,407 was included in accrued compensation and $1,036 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion is not expected to be paid within the next year. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 31, 2013 and September 1, 2012
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2013	2012	2013	2012	2013	2012
Service cost	$26	$23	$416	$312	$155	$136
Interest cost	3,679	4,025	1,808	2,077	534	618
Expected return on assets	(5,680)	(5,942)	(2,302)	(2,049)	(932)	(815)
Amortization:
Prior service cost	12	12	(1)	(1)	(1,033)	(1,174)
Actuarial (gain)/ loss	1,686	965	932	601	1,430	1,288

Net periodic cost (benefit)	$(277)	$(917)	$853	$940	$154	$53

	39 Weeks Ended August 31, 2013 and September 1, 2012
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2013	2012	2013	2012	2013	2012
Service cost	$80	$67	$1,255	$901	$467	$406
Interest cost	11,039	12,073	5,497	5,971	1,600	1,852
Expected return on assets	(17,040)	(17,818)	(7,002)	(5,985)	(2,794)	(2,447)
Amortization:
Prior service cost	36	36	(3)	(3)	(3,101)	(3,520)
Actuarial (gain)/ loss	5,056	2,893	2,818	1,864	4,288	3,866

Net periodic cost (benefit)	$(829)	$(2,749)	$2,565	$2,748	$460	$157

Note 8: Inventories

The composition of inventories follows:

	August 31, 2013	December 1, 2012
Raw materials	$117,202	$110,820
Finished goods	124,830	119,123
LIFO reserve	(20,776)	(21,412)

Total inventories	$221,256	$208,531

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of August 31, 2013, the combined fair value of the swaps were a liability of $571 and were included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of August 31, 2013 resulted in additional pre-tax gain of $9 year-to-date as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $86 at August 31, 2013. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at August 31, 2013 that is expected to be reclassified into earnings within the next twelve months is $70. At August 31, 2013, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges.

The following table summarizes the cross-currency swaps outstanding as of August 31, 2013:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2014	4.15%	$52,860	$(28)
Receive USD		4.30%
Pay EUR		4.30%
Receive USD	2015	4.45%	$98,738	$(543)

Total			$151,598	$(571)

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

As of August 31, 2013, we had forward foreign currency contracts maturing between September 6, 2013 and February 13, 2014. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $1,120 at August 31, 2013. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $5,175 at August 31, 2013 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $4,820 at August 31, 2013 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of August 31, 2013 resulted in additional pre-tax loss of $966 year-to-date as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 31, 2013, there were no significant concentrations of credit risk.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in thousands)	August 31, 2013	September 1, 2012	December 1, 2012
Lawsuits and claims settled	3	9	20
Settlement amounts	$8	$540	$1,535
Insurance payments received or expected to be received	$74	$391	$1,174

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

The net revenue and segment operating income of Plexbond acquired in the third quarter of 2013 was recorded in our Latin America operating segment. The net revenue and segment operating income of Engent acquired in the fourth quarter of 2012 was recorded in our North America Adhesives operating segment. The net revenue and segment operating income of the Forbo industrial adhesives business acquired in 2012 was recorded in our North America Adhesives, EIMEA, Latin America and Asia Pacific operating segments.

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	August 31, 2013			September 1, 2012
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
North America Adhesives	$190,082	$12,985	$32,171	$190,234	$14,229	$30,478
Construction Products	40,857	517	3,269	37,590	25	1,299
EIMEA	180,753	3,400	14,199	177,493	2,225	6,269
Latin America	43,433	35	2,700	39,572	—	3,310
Asia Pacific	59,454	2,708	1,564	55,646	3,289	1,613

Total	$514,579		$53,903	$500,535		$42,969

	39 Weeks Ended
	August 31, 2013			September 1, 2012
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
North America Adhesives	$552,985	$39,817	$84,093	$501,712	$43,615	$73,089
Construction Products	117,822	732	8,680	109,763	234	4,919
EIMEA	543,448	8,869	34,817	482,087	6,581	22,302
Latin America	117,034	248	8,528	113,724	—	9,426
Asia Pacific	182,148	9,987	6,331	165,698	11,339	4,486

Total	$1,513,437		$142,449	$1,372,984		$114,222

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended		39 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2013	2012	2013	2012
Segment operating income	$53,903	$42,969	$142,449	$114,222
Special charges, net	(12,775)	(4,654)	(28,951)	(43,263)
Asset impairment charges	—	—	—	(671)
Other income (expense), net	(1,046)	(622)	(2,482)	25
Interest expense	(4,579)	(5,950)	(14,790)	(14,317)

Income from continuing operations before income taxes and income from equity method investments	$35,503	$31,743	$96,226	$55,996

Note 12: Income Taxes

As of August 31, 2013, we had a $5,140 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of August 31, 2013, we had accrued $721 of gross interest relating to unrecognized tax benefits. During the third quarter of 2013 our recorded liability for gross unrecognized tax benefits decreased by $161.

Note 13: Goodwill

A summary of goodwill activity for the first nine months of 2013 is presented below:

Balance at December 1, 2012	$254,345
Forbo Industrial Adhesives acquisition (Note 2)	343
Engent, Inc. acquisition (Note 2)	247
Plexbond Quimica, S.A. acquisition (Note 2)	3,626
Currency impact	(1,201)

Balance at August 31, 2013	$257,360

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2013 and December 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	August 31,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14,954	$14,954	$—	$—
Derivative assets	1,803	—	1,803	—
Interest rate swaps	4,820	—	4,820	—
Liabilities:
Derivative liabilities	$683	$—	$683	$—
Cash-flow hedges	571	—	571	—
Contingent consideration liability, continuing operations	858	—	—	858
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	December 1,	Fair Value Measurements Using:
Description	2012	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,499	$15,499	$—	$—
Derivative assets	830	—	830	—
Interest rate swaps	9,473	—	9,473	—
Cash-flow hedges	1,610	—	1,610	—
Liabilities:
Derivative liabilities	$956	$—	$956	$—
Contingent consideration liability, continuing operations	1,649	—	—	1,649
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

During the third quarter of 2013 we repurchased shares under this program, with an aggregate value of $4,893. Of this amount, $125 reduced common stock and $4,768 reduced additional paid-in capital. During the first 39 weeks of 2013 we repurchased shares under this program, with an aggregate value of $9,668. Of this amount, $250 reduced common stock and $9,418 reduced additional paid-in capital. During the first 39 weeks of 2012 we repurchased shares under this program, with an aggregate value of $2,999. Of this amount, $100 reduced common stock and $2,899 reduced additional paid-in capital.

Note 16: Impairment of Long-lived Asset

During the second quarter of 2012, we determined the fair value of one of our cost basis investments was lower than the investment value on our balance sheet based on investor approval of a buy-out offer from the majority shareholder. As a result, we recorded an impairment charge of $671.

Note 17: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya San. Tic A.S. (HBF Kimya) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Condensed Consolidated Balance Sheets. The non-controlling shareholder is entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of August 31, 2013 the redeemable non-controlling interest was:

Balance at December 1, 2012	$3,981
Net income attributed to redeemable non-controlling interest	256
Accretion adjustment to redemption value	48
Increase in non-controlling shareholder ownership	384
Distributions to non-controlling shareholder	(244)
Foreign currency translation adjustment	69

Balance at August 31, 2013	$4,494

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

Net revenue in the third quarter of 2013 increased 2.8 percent over the third quarter of 2012. Pricing increased 0.1 percent and sales volume increased 1.4 percent. The strengthening of the Euro for the third quarter of 2013 compared to the third quarter of 2012 was the main driver of the positive 1.3 percent currency effect compared to the U.S. dollar. Gross profit margin improved by 130 basis points driven by synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. We incurred special charges, net of $12.8 million for costs related to the Business Integration Project in the third quarter of 2013 and $4.7 million in the third quarter of 2012.

Net income attributable to H.B. Fuller in the third quarter of 2013 was $28.3 million as compared to $83.3 million in the third quarter of 2012. For the third quarter of 2013, net income attributable to H.B. Fuller includes $1.2 million of income from discontinued operations, net of tax. The 2012 net income attributable to H.B. Fuller includes $58.7 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. On a diluted earnings per share basis, the third quarter of 2013 was $0.55 per share as compared to $1.64 per share for the same period last year.

Net revenue in the first nine months of 2013 increased 10.2 percent over the first nine months of 2012. Organic growth, which we define as revenue growth due to changes in sales volume and selling prices, was 0.9 percent as compared to the first nine months of 2012. The organic growth consisted of 0.5 percent higher sales volume and 0.4 percent higher pricing. Inclusion of the acquired business increased net revenue by approximately $121.8 million or 8.8 percent. Gross profit margin improved by 80 basis points driven by synergies from integrating the acquired business, other profit margin improvement initiatives over the past year and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition in 2012. Our SG&A expenses increased by 8.8 percent in the first nine months of 2013 compared to the same period last year, however, SG&A expenses as a percentage of net revenue decreased 30 basis points. The increase in SG&A expense was primarily due to the inclusion of the acquired business for the full nine months of 2013. We incurred special charges, net of $29.0 million for costs related to the Business Integration Project in the first nine months of 2013 and $43.3 million in the first nine months of 2012.

Net income attributable to H.B. Fuller in the first nine months of 2013 was $74.9 million as compared to $100.5 million in the first nine months of 2012. The 2013 net income attributable to H.B. Fuller includes $1.2 million income from discontinued operations, net of tax. The 2012 net income attributable to H.B. Fuller includes $57.4 million income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. On a diluted earnings per share basis, the first nine months of 2013 was $1.47 per share as compared to $1.99 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Net revenue	$514.6	$500.5	2.8%	$1,513.4	$1,373.0	10.2%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance and small acquisitions including Engent and Plexbond, which were acquired in the fourth quarter of 2012 and third quarter 2013, respectively, are viewed as organic growth. The following table shows the net revenue variance analysis for the third quarter and nine months compared to the same period in 2012:

	13 Weeks Ended	39 Weeks Ended
	August 31, 2013	August 31, 2013
Product pricing	0.1%	0.4%
Sales volume	1.4%	0.5%
Currency	1.3%	0.5%
Acquisitions	0.0%	8.8%

	2.8%	10.2%

Product pricing increased 0.1 percent and sales volume increased 1.4 percent for the third quarter of 2013 as compared to the same period last year. The positive currency effects in the quarter were primarily the result of the strengthening of the Euro compared to the U.S dollar.

Year-to-date organic growth was 0.9 percent with increases in sales volume of 0.5 percent and product pricing of 0.4 percent for the first nine months of 2013 as compared to the same period last year. The organic growth was driven by growth in the North America Adhesives, Construction Products, Latin America and Asia Pacific operating segments. The positive currency effects of 0.5 percent for the first nine months of 2013 were primarily the result of the strengthening of the Euro compared to the U.S. dollar. The inclusion of the acquired business added $121.8 million to net revenue for the first nine months of 2013.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Raw materials	$292.0	$288.0	1.4%	$859.1	$789.6	8.8%
Other manufacturing costs	78.1	78.2	(0.1%)	229.8	209.8	9.5%

Cost of sales	$370.1	$366.2	1.1%	$1,088.9	$999.4	9.0%
Percent of net revenue	71.9%	73.2%		72.0%	72.8%

The 1.1 percent increase in cost of sales in the third quarter of 2013 compared to the third quarter of 2012 was driven by the 1.4 percent increase in raw material costs. Cost of sales as a percentage of net revenue decreased 130 basis points primarily driven by synergies from the Business Integration Project. Raw material costs as a percentage of sales decreased 80 basis points relative to the prior year, reflecting material cost synergies and other profit improvement initiatives undertaken over the last twelve months. Other manufacturing costs as a percentage of revenue decreased by 40 basis points as benefits of the manufacturing network consolidation projects within the Business Integration Project were realized. We expect raw material costs to remain at or near third quarter exit levels through the end of this year.

The 9.0 percent increase in cost of sales for the first nine months of 2013 compared to the first nine months of 2012 was driven by the inclusion of the acquired business for the full nine months of 2013, offset by the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition which increased cost of sales by 30 basis points in 2012. Cost of sales as a percentage of net revenue decreased 80 basis points primarily driven by synergies from integrating the acquired business and benefits realized from the Business Integration Project. Raw material costs as a percentage of sales decreased 70 basis points relative to the prior year, reflecting material cost synergies and other profit improvement initiatives undertaken over the last twelve months. Other manufacturing costs as a percentage of revenue decreased by 10 basis points compared to last year; this ratio is expected to improve over the next three quarters as the benefits of the manufacturing network consolidation projects within the Business Integration Project are completed.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Gross profit	$144.5	$134.3	7.6%	$424.5	$373.6	13.6%
Percent of net revenue	28.1%	26.8%		28.0%	27.2%

Gross profit for the third quarter of 2013 increased by $10.2 million compared to the third quarter of 2012 and gross profit margin improved by 130 basis points driven by synergies from integrating the acquired business and other profit margin improvement initiatives over the past year.

Gross profit for the first nine months of 2013 increased by $50.9 million compared to the first nine months of 2012 and gross profit margin improved by 80 basis points. The synergies from integrating the acquired business and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition which reduced gross profit margin 30 basis points in 2012 were the primary reasons for the margin improvement.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
SG&A	$90.6	$91.4	(0.8%)	$282.1	$259.3	8.8%
Percent of net revenue	17.6%	18.3%		18.6%	18.9%

SG&A expenses for the third quarter of 2013 decreased $0.8 million or 0.8 percent compared to the third quarter of 2012. SG&A expense as a percentage of net revenue decreased 70 basis points due to benefits realized from the Business Integration Project.

SG&A expenses for the first nine months of 2013 increased $22.8 million or 8.8 percent compared to the first nine months of 2012. The lower relative cost structure of the acquired business and the increased net revenue resulted in the 30 basis point decrease in SG&A expense as a percentage of net revenue.

We make SG&A expense plans at the beginning of each fiscal year and barring significant changes in business conditions or our outlook for the future, we maintain these spending plans for the entire year. Management routinely monitors our SG&A spending relative to these fiscal year plans for each operating segment and for the company overall. We feel it is important to maintain a consistent spending program in this area as many of the activities within the SG&A category such as the sales force, technology development, and customer service are critical elements of our business strategy. For the current year we planned SG&A expenses to increase relative to last year by an amount slightly less than our expected growth in net revenue. As we approached the end of our second quarter we realized that our full year revenue growth plans for 2013 would not be realized. Accordingly we took action to reduce discretionary SG&A expenses in the third quarter of 2013. Our analysis of the impact of our SG&A spending in the quarter is generally focused on spending variances that are significantly above or below this revised planned level.

Special charges, net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Special charges, net	$12.8	$4.7	174.5%	$29.0	$43.3	(33.1%)

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Acquisition and transformation related costs	$1.6	$2.9	$5.8	$15.9
Workforce reduction costs	3.2	0.1	7.4	23.6
Facility exit costs	5.2	0.9	10.2	2.4
Other related costs	2.8	0.8	5.6	1.4

Special charges, net	$12.8	$4.7	$29.0	$43.3

The integration of the acquired business involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended August 31, 2013 and September 1, 2012, we incurred special charges, net of $12.8 million and $4.7 million respectively, for costs related to the Business Integration Project. During the 39 weeks ended August 31, 2013 and September 1, 2012, we incurred special charges, net of $29.0 million and $43.3 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $1.6 million for the third quarter of 2013 and $2.9 million for the third quarter of 2012 include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business into our existing operating segments. We incurred acquisition and transformation related costs of $5.8 million for the first 39 weeks of 2013 and $15.9 million for the same period last year. For the 39 weeks ended September 1, 2012, acquisition and transformation related costs included an expense to make a bridge loan available, an expense related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price and the net gain on the forward currency contracts used to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established.

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

The total costs, excluding capital expenditures, to achieve these benefits are expected to be approximately $123.0 million of which $89.0 million have been expensed since inception of the Business Integration Project in 2011. The remaining expected costs of approximately $34.0 million will occur over the next several quarters through the end of 2014. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of August 31, 2013
($ in millions)	Costs Incurred Inception-to- Date	Expected Costs Remaining	Total Expected Costs
Acquisition and transformation related costs	$31.5	$3.5	$35.0
Work force reduction costs	35.5	17.5	53.0
Cash facility exit costs	8.0	9.0	17.0
Non-cash facility exit costs	6.4	1.6	8.0
Other related costs	7.6	2.4	10.0

Business Integration Project	$89.0	$34.0	$123.0

The remaining expected Business Integration Project costs of $34.0 million will be incurred as the measures are implemented, and will total approximately $15.5 million in the fourth quarter of fiscal year 2013 and approximately $18.5 million in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

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

Going forward, we plan to report our progress on achieving our profit improvement initiatives each quarter. We will focus on three key metrics which capture the bulk of the Business Integration Project objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation, and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. In addition, the costs to achieve these benefits will be reported in each reporting period, relative to the $123.0 million total expected cost estimate.

For the quarter ended August 31, 2013, we achieved cost savings of $3.5 million related to workforce reductions and $2.3 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. EBITDA margin for the third quarter of 13.3 percent is consistent with our plan.

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Other income (expense), net	$(1.0)	$(0.6)	NMP	$(2.5)	$0.0	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2013 included $0.9 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.2 million of interest income. Other income (expense), net in the third quarter of 2012 included $0.3 million of interest income offset by $1.5 million of currency translation and re-measurement losses.

For the first nine months of 2013, other income (expense), net included $2.5 million of currency translation and re-measurement losses and $0.6 million of net financing costs offset by $0.6 million of interest income. For the first nine months of 2012, other income (expense), net included $1.2 million of interest income offset by $1.4 million of currency translation and re-measurement losses and net financing costs of $0.4 million.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Interest expense	$4.6	$6.0	(23.0%)	$14.8	$14.3	3.3%

Interest expense in the third quarter of 2013 as compared to same period last year was lower due to a prepayment of long-term debt with proceeds from the sale of our Central America Paints business in the third quarter of 2012. We capitalized interest expense of $0.6 million in the third quarter of 2013.

Interest expense for first nine months of 2013 as compared to the same period last year was higher due to increased debt obtained to purchase the acquired business. We capitalized interest expense of $1.0 million in the first nine months of 2013 and $0.1 million in the same period last year.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Income taxes	$10.3	$9.4	10.0%	$28.3	$19.3	46.6%
Effective tax rate	29.0%	29.5%		29.4%	34.4%

Income tax expense of $10.3 million in the third quarter of 2013 includes $1.3 million of discrete tax benefits and $2.8 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding discrete benefits and the effects of items included in special charges, the overall effective tax rate was 29.8 percent. Without discrete tax expense of $5.7 million and the impact of costs related to the Business Integration Project in the third quarter of 2012, the overall effective tax rate was 32.2 percent.

Income tax expense of $28.3 million for the first nine months of 2013 includes $2.8 million of discrete tax benefits and $6.3 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding discrete benefits and the effects of items included in special charges, the overall effective tax rate was 29.9 percent. Without discrete tax expense of $4.9 million and the impact of costs related to the Business Integration Project, the overall effective tax rate was 30.2 percent for the first nine months of 2012.

Income from equity method investments:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Income from equity method investments	$1.9	$2.2	(12.8%)	$6.0	$6.6	(8.3%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Income from discontinued operations, net of tax:

	13 Weeks Ended			39 Weeks Ended
($ in millions)	August 31, 2013	September 1, 2012	2013 vs 2012	August 31, 2013	September 1, 2012	2013 vs 2012
Income from discontinued operations, net of tax	$1.2	$58.7	NMP	$1.2	$57.4	NMP

NMP = Non-meaningful percentage

The income from discontinued operations, net of tax, relates to the results of operations of the Central America Paints business, which we sold August 6, 2012. See Note 2 to the Condensed Consolidated Financial Statements.

Net (income) loss attributable to non-controlling interests:

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net (income) loss attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.3)	$(0.2)	NMP

NMP = Non-meaningful percentage

Net (income) loss attributable to non-controlling interests relate to a 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net income attributable to H.B. Fuller	$28.3	$83.3	(66.1%)	$74.9	$100.5	(25.5%)
Percent of net revenue	5.5%	16.6%		4.9%	7.3%

The net income attributable to H.B. Fuller for the third quarter of 2013 was $28.3 million compared to $83.3 million for the third quarter of 2012. The third quarter of 2013 included $12.8 million of special charges, net ($8.3 million after tax) for costs related to the Business Integration Project. The third quarter of 2012 included $4.7 million of special charges, net ($4.0 million after tax) for costs related to the Business Integration Project and $58.7 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. The diluted earnings per share for the third quarter of 2013 was $0.55 per share as compared to $1.64 per share for the third quarter of 2012.

The net income attributable to H.B. Fuller for the first nine months of 2013 was $74.9 million compared to $100.5 million for the first nine months of 2012. The first nine months of 2013 included $29.0 million of special charges, net ($20.9 million after tax) for costs related to the Business Integration Project. The first nine months of 2012 included $43.3 million of special charges, net ($35.1 million after tax) for costs related to the Business Integration Project and $57.4 million of income from discontinued operations, net of tax, inclusive of an after tax gain on the sale of discontinued operations of $51.7 million. The diluted earnings per share for the first nine months of 2013 was $1.47 per share as compared to $1.99 per share for the first nine months of 2012.

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

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 31, 2013		September 1, 2012		August 31, 2013		September 1, 2012
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
North America Adhesives	$190.1	37%	$190.2	38%	$553.0	36%	$501.7	37%
Construction Products	40.9	8%	37.6	8%	117.8	8%	109.8	8%
EIMEA	180.7	35%	177.5	35%	543.5	36%	482.1	35%
Latin America	43.4	8%	39.6	8%	117.0	8%	113.7	8%
Asia Pacific	59.5	12%	55.6	11%	182.1	12%	165.7	12%

Total	$514.6	100%	$500.5	100%	$1,513.4	100%	$1,373.0	100%

Segment Operating Income:

	13 Weeks Ended				39 Weeks Ended
	August 31, 2013		September 1, 2012		August 31, 2013		September 1, 2012
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
North America Adhesives	$32.2	60%	$30.5	71%	$84.1	59%	$73.1	64%
Construction Products	3.3	6%	1.3	3%	8.7	6%	4.9	4%
EIMEA	14.2	26%	6.3	14%	34.8	25%	22.3	20%
Latin America	2.7	5%	3.3	8%	8.5	6%	9.4	8%
Asia Pacific	1.5	3%	1.6	4%	6.3	4%	4.5	4%

Total	$53.9	100%	$43.0	100%	$142.4	100%	$114.2	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
($ in millions)	2013	2012	2013	2012
Segment operating income	$53.9	$43.0	$142.4	$114.2
Special charges, net	(12.8)	(4.7)	(29.0)	(43.3)
Asset impairment charges	—	—	—	(0.7)
Other income (expense), net	(1.0)	(0.6)	(2.4)	0.1
Interest expense	(4.6)	(6.0)	(14.8)	(14.3)

Income from continuing operations before income taxes and income from equity method investments	$35.5	$31.7	$96.2	$56.0

North America Adhesives

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$190.1	$190.2	(0.1%)	$553.0	$501.7	10.2%
Segment operating income	$32.2	$30.5	5.6%	$84.1	$73.1	15.1%
Segment profit margin %	16.9%	16.0%		15.2%	14.6%

The following tables provide details of the North America Adhesives net revenue variances:

	13 Weeks Ended August 31, 2013	39 Weeks Ended August 31, 2013
	vs September 1, 2012	vs September 1, 2012
Organic growth	0.1%	0.1%
Currency	(0.2%)	(0.1%)
Acquisition	0.0%	10.2%

Total	(0.1%)	10.2%

Net revenue decreased 0.1 percent in the third quarter of 2013 compared to the third quarter of 2012. Sales volume increased 0.3 percent offset by a 0.2 percent decrease in pricing and negative currency effects of 0.2 percent compared to last year. The sales volume increase was driven by changes in product mix as sales volume growth in several market segments was offset by declines in other market segments, generally in line with end market conditions. Segment operating income increased 5.6 percent and segment profit margin increased 90 basis points in the quarter. Raw material cost as a percentage of net revenue was 150 basis points lower driven by synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. The improvement in segment profit margin was driven by the decline in raw material cost as a percentage of net revenue compared to the third quarter of 2012.

Net revenue increased 10.2 percent in the first nine months of 2013 compared to the first nine months of 2012. Sales volume decreased 0.2 percent and pricing increased 0.3 compared to last year. The acquired business added approximately $51.0 million to net revenue. The sales volume increase was the result of changes in product mix as sales volume growth in several market segments was offset by declines in other market segments. Segment operating income increased 15.1 percent for the first nine months and segment profit margin increased 60 basis points. Raw material cost as a percentage of net revenue decreased 160 basis points as a result of synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. The margin benefit from lower raw material costs as a percentage of net revenue was offset slightly by higher manufacturing and SG&A costs as a percentage of net revenue.

Construction Products

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$40.9	$37.6	8.7%	$117.8	$109.8	7.3%
Segment operating income	$3.3	$1.3	151.7%	$8.7	$4.9	76.4%
Segment profit margin %	8.0%	3.5%		7.4%	4.5%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended August 31, 2013	39 Weeks Ended August 31, 2013
	vs September 1, 2012	vs September 1, 2012
Organic growth	8.7%	7.3%

Net revenue was up 8.7 percent in the third quarter of 2013 driven by a 9.7 percent increase in sales volume combined with a 1.0 percent decrease in pricing compared to the third quarter last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Segment operating income increased by 151.7 percent and segment profit margin increased by 450 basis points in the third quarter compared to the same period last year. During the third quarter of 2012, certain one time transition costs were incurred for the expansion into additional territories with certain key retail partners. These costs reduced operating margin in the third quarter of 2012 by 139 basis points. Raw material costs as a percentage of net revenue was approximately 160 basis points lower in 2013 relative to the prior year primarily due to changes in the mix of products sold and reformulations. The segment profit margin also benefitted as SG&A expenses increased at a lower rate than net revenue growth in the period.

Net revenue was up 7.3 percent in the first nine months of 2013 driven by a 7.7 percent increase in sales volume offset by a 0.4 percent decrease in pricing compared to last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Segment operating income increased 76.5 percent and segment profit margin increased 290 basis points in the first nine months compared to the same period last year. During the third quarter of 2012, certain one time transition costs were incurred for the expansion into additional territories with certain key retail partners. These costs reduced our 2012 year-to-date gross margin by 47 basis points. There were no comparable expansion related costs for the first three quarters of 2013. Raw material costs as a percentage of net revenue was approximately 80 basis points lower in 2013 relative to the prior year primarily due to changes in the mix of products sold. The improvement in segment profit margin was also driven by lower manufacturing and SG&A expenses as a percentage of net revenue.

EIMEA

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$180.7	$177.5	1.8%	$543.5	$482.1	12.7%
Segment operating income	$14.2	$6.3	126.5%	$34.8	$22.3	56.1%
Segment profit margin%	7.9%	3.5%		6.4%	4.6%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended August 31, 2013	39 Weeks Ended August 31, 2013
	vs September 1, 2012	vs September 1, 2012
Organic growth	(2.2%)	(1.0%)
Currency	4.0%	1.2%
Acquisitions	0.0%	12.5%

Total	1.8%	12.7%

Net revenue increased 1.8 percent in the third quarter of 2013 compared to the third quarter of 2012. Pricing increased 1.6 percent offset by a 3.8 percent decrease in sales volume. The stronger Euro compared to the U.S. dollar resulted in a 4.0 percent increase in net revenue. Sales volume was down slightly in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. Volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 126.5 percent and segment profit margin increased 440 basis points compared to the third quarter last year. Raw material cost as a percentage of net revenue decreased 230 basis points in the third quarter compared to the same quarter last year reflecting the synergy benefits of integrating the acquired business. SG&A expenses as a percentage of net revenue, which declined 150 basis points relative to the prior year, also contributed to the significant increase in segment profit margin.

Net revenue increased 12.7 percent in the first nine months of 2013 compared to the first nine months of 2012. Pricing increased 1.9 percent offset by a 2.9 percent decrease in sales volume. The stronger Euro compared to the U.S. dollar resulted in a 1.2 percent increase in net revenue. The acquired business contributed $60.3 million of net revenue. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. Volume growth was generated in the emerging markets of the region, especially Turkey and India. Segment operating income increased 56.1 percent and segment profit margin increased 180 basis points compared to the first nine months last year. Raw material cost as a percentage of net revenue decreased 120 basis points in the first nine months compared to the same period last year. The second quarter of 2012 included the recognition of the non-cash charge for the sale of inventories revalued at the date of acquisition which increased cost of sales by 120 basis points. SG&A expenses as a percentage of net revenue, which declined 70 basis points relative to the prior year, also contributed to the increase in segment profit margin.

Latin America

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$43.4	$39.6	9.8%	$117.0	$113.7	2.9%
Segment operating income	$2.7	$3.3	(18.4%)	$8.5	$9.4	(9.5%)
Segment profit margin %	6.2%	8.4%		7.3%	8.3%

The following tables provide details of the Latin America net revenue variances:

	13 Weeks Ended August 31, 2013	39 Weeks Ended August 31, 2013
	vs September 1, 2012	vs September 1, 2012
Organic growth	9.8%	2.3%
Acquisition	0.0%	0.6%

Total	9.8%	2.9%

Net revenue increased 9.8 percent in the third quarter of 2013 compared to the third quarter of 2012. Sales volume increased 11.7 percent and product pricing decreased 1.9 percent compared to the same quarter last year. The acquisition of Plexbond, which is included in organic growth, increased net revenue by $5.8 million in the third quarter of 2013. Excluding this acquisition, sales volume decreased due to unfavorable changes in product mix. Raw material costs as a percentage of net revenue increased 220 basis points driven by the inclusion of the lower margin Plexbond acquisition. In the third quarter of 2013, segment operating income was reduced by $1.1 million from the result of a customs duty review in Argentina. Higher raw material costs and the negative impact of the customs duty review, which were partially offset by a 160 basis points decrease in SG&A expenses as a percentage of net revenue caused operating income margin to decrease relative to the same quarter of last year.

Net revenue increased 2.9 percent in the first nine months of 2013 compared to the first nine months of 2012. Sales volume increased 3.6 percent and product pricing decreased 1.3 percent compared to the same period last year. Net revenue increased $0.7 million from the acquired business and $5.8 million from the acquisition of Plexbond. Excluding these acquisitions, sales volume declined in certain markets and geographies, primarily due to erosion of share with certain customers. Raw material costs as a percentage of net revenue increased by 120 basis points relative to last year driven by the inclusion of the Plexbond acquisition. For the nine months ended August 31, 2013, segment operating income was reduced by $1.1 million from the result of a customs duty review in Argentina. Higher raw material costs and the negative impact of the customs duty review, which were partially offset by a 50 basis point decline in SG&A expenses as a percentage of net revenue compared to the first nine months of 2012 caused the decline in segment profit margin relative to the prior nine month period.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
	August 31,	September 1,	2013 vs	August 31,	September 1,	2013 vs
($ in millions)	2013	2012	2012	2013	2012	2012
Net revenue	$59.5	$55.6	6.8%	$182.1	$165.7	10.0%
Segment operating income	$1.5	$1.6	(3.0%)	$6.3	$4.5	41.1%
Segment profit margin %	2.6%	2.9%		3.5%	2.7%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended August 31, 2013	39 Weeks Ended August 31, 2013
	vs September 1, 2012	vs September 1, 2012
Organic growth	7.1%	3.5%
Currency	(0.3%)	0.6%
Acquisition	0.0%	5.9%

Total	6.8%	10.0%

Net revenue in the third quarter of 2013 increased 6.8 percent compared to the third quarter last year. Organic growth was 7.1 percent in the quarter reflecting an 8.4 percent increase in sales volume offset by a 1.3 percent decrease in pricing. The China markets showed growth while Australia and Southeast Asia markets were relatively flat. Segment operating income decreased $0.1 million in the quarter and segment profit margin decreased 30 basis points. Raw material costs as a percentage of net revenue increased 140 basis points compared to the third quarter of last year. Manufacturing costs and SG&A expenses as a percentage of net revenue decreased by 110 basis points compared to the third quarter of last year.

Net revenue for the first nine months of 2013 increased 10.0 percent compared to the first nine months of last year. Organic growth was 3.5 percent in the first nine months reflecting a 5.4 percent increase in sales volume offset by a 1.9 percent decrease in pricing. Volume growth patterns remain consistent with China and Southeast Asia showing growth while Australia markets are relatively flat compared to the first nine months of last year. Net revenue increased $9.8 million from the acquired business. Segment operating income increased $1.8 million and segment profit margin increased 80 basis points in the first nine months of 2013 compared to the first nine months of 2012. Raw material costs as a percentage of net revenue increased 70 basis points in the first nine months relative to the prior year. Both manufacturing costs as a percentage of net revenue and SG&A expenses as a percentage of net revenue declined compared to the first nine months of last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 31, 2013 were $160.3 million as compared to $200.4 million as of December 1, 2012 and $207.7 million as of September 1, 2012. Of the $160.3 million in cash and cash equivalents as of August 31, 2013, $145.9 million was held outside the United States. Total long and short-term debt was $493.5 million as of August 31, 2013, $520.2 million as of December 1, 2012 and $532.5 million as of September 1, 2012. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 37.0 percent as of August 31, 2013 as compared to 40.1 percent as of December 1, 2012 and 40.1 percent as of September 1, 2012. The lower ratio as of August 31, 2013 compared to December 1, 2012 and September 1, 2012 was due to lower quarter-end debt levels and higher total equity.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 31, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 31, 2013
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	12.7
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	1.9

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2013.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	August 31,	September 1,
	2013	2012
Net working capital as a percentage of annualized net revenue[1]	18.0%	18.6%
Accounts receivable DSO[2]	55 Days	56 Days
Inventory days on hand[3]	56 Days	55 Days
Free cash flow[4]	$(7.7) million	$35 million
Total debt to total capital ratio[5]	37.0%	40.1%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of August 31, 2013	as of September 1, 2012
Gross profit	$569.3	$485.7
Selling, general and administrative expenses	(377.4)	(334.7)
Income taxes at effective rate	(54.5)	(41.8)
Income from equity method investments	8.7	9.1

Total return	$146.1	$118.3
Total invested capital	$1,337.9	$1,330.1
Return on invested capital	10.9%	8.9%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	39 Weeks Ended
	August 31,	September 1,
($ in millions)	2013	2012
Net cash provided by operating activities	$89.2	$65.4

Net income from continuing operations was $74.0 million in the first nine months of 2013 compared to $43.3 million in the first nine months of 2012. Depreciation and amortization expense totaled $45.8 million in the first nine months of 2013 compared to $40.8 million in the first nine months of 2012. The higher depreciation and amortization in 2013 is related to depreciation and amortization of assets related to the acquired business. Accrued compensation was a use of cash of $3.0 million in 2013 compared to a source of cash of $6.2 million last year. The use of cash in 2013 is related to the timing of payments of severance related costs for the Business Integration Project. The source of cash in 2012 is related to the accrual of severance related costs as part of our Business Integration Project that had not been paid at the end of the third quarter. Income taxes payable was a use of cash of $9.6 million in the first nine months of 2013 related to income tax payments compared to a source of cash of $6.8 million in 2012. The use of cash in 2013 and source of cash in 2012 are related to the timing of income tax payments and accruals.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $18.3 million compared to a use of cash of $48.0 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
	August 31,	September 1,
($ in millions)	2013	2012
Trade receivables, net	$1.4	$(19.9)
Inventory	(14.2)	(28.6)
Trade payables	(5.5)	0.5

Total cash flow impact	$(18.3)	$(48.0)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $1.4 million in 2013 compared to a use of cash of $19.9 million in 2012. The source of cash in 2013 compared to the use of cash in 2012 is partially related to the reduction in delinquent trade receivables in 2013 and lower DSO. The DSO was 55 days at August 31, 2013 and 56 days at September 1, 2012.

•	Inventory – Inventory was a use of cash of $14.2 million in 2013 and $28.6 million in 2012. The 2013 use of cash is related to the normal seasonal building of inventory and increased inventory to support the manufacturing transitions as part of the Business Integration Project. The 2012 increase is related to the seasonal building of inventory in the first two quarters after the downward management of our inventory in the fourth quarter of 2011. Inventory days on hand were 56 days as of August 31, 2013 and 55 days as of September 1, 2012.

•	Trade Payables – For the first nine months of 2013 trade payables was a use of cash of $5.5 million and a source of cash of $0.5 million in 2012. The use of cash in 2013 reflects the higher purchases of property, plant and equipment compared to 2012.

Cash Flows from Investing Activities from Continuing Operations:

	39 Weeks Ended
	August 31,	September 1,
($ in millions)	2013	2012
Net cash used in investing activities	$(91.7)	$(421.7)

Purchases of property, plant and equipment were $82.5 million in the first nine months of 2013 as compared to $18.2 million for the same period of 2012. The increase in 2013 compared to 2012 was primarily related to capital expenditures for the Business Integration Project. In the second quarter of 2013 we purchased technology for the use in electronics markets for $2.4 million. In the third quarter of 2013 we acquired Plexbond Quimica, S.A. for $10.2 million. We acquired the global industrial adhesives business of Forbo Holding AG in 2012 for $404.7 million. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million. See Note 2 to Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities from Continuing Operations:

	39 Weeks Ended
	August 31,	September 1,
($ in millions)	2013	2012
Net cash used in financing activities	$(38.8)	$289.5

Proceeds from long-term debt in the first nine months of 2013 were $107.0 million. In the first nine months of 2012 proceeds from long-term debt were $584.2 million of which $400.0 million was used for financing the acquired business. Repayments of long-term debt were $129.5 million in the first nine months of 2013 compared to $284.8 million for the same period of 2012. Cash generated from the exercise of stock options was $7.0 million and $6.7 million for the first nine months of 2013 and 2012, respectively. Repurchases of common stock were $12.0 million in the first nine months of 2013 compared to $4.3 million in the same period of 2012. The higher 2013 repurchases of common stock were due to $9.7 million of repurchases from our 2010 share repurchase program and higher repurchases related to statutory minimum tax withholding in conjunction with the vesting of restricted stock.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
	August 31,	September 1,
($ in millions)	2013	2012
Cash provided by operating activities of discontinued operations	$1.1	$4.1
Cash provided by investing activities of discontinued operations	—	118.8

Net cash provided by discontinued operations	$1.1	$122.9

Cash flows from discontinued operations includes cash generated from operations and investing activities of the Central America Paints business. See Note 2 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 31, 2013 would be approximately $1.2 million or $0.02 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States for the first nine months of 2013. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Swiss franc, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2013, and foreign currency balance sheet positions as of August 31, 2013, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $4.7 million or $0.09 per diluted share.

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

For the nine months ended August 31, 2013, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a)	Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Currently we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites. In addition, we are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in millions)	August 31, 2013	September 1, 2012	December 1, 2012
Lawsuits and claims settled	3	9	20
Settlement amounts	$0.0	$0.5	$1.5
Insurance payments received or expected to be received	$0.1	$0.4	$1.2

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
June 2, 2013—July 6, 2013	60,950	$39.00	60,569	$82.4
July 7, 2013—August 3, 2013	64,888	$39.29	64,431	$79.8
August 4, 2013—August 31, 2013	—	$—	—	$79.8

[1]	The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 27, 2013	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.