Form 10-K
period 2013-11-30
FULLER H B CO
filed 2014-01-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 1, 2013 was approximately $1,997,716,603 (based on the closing price of such stock as quoted on the New York Stock Exchange of $41.57 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,255,229 as of January 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2014.

H.B. FULLER COMPANY

2013 Annual Report on Form 10-K

PART I

Item 1.	Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 40 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles and electronics. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. We have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grout, sealants and related products. These products are sold primarily in our Construction Products operating segment.

Recent Acquisitions and Divestitures

On June 6, 2013 we acquired Plexbond Quimica, S.A., a provider of chemical urethane adhesives and polyurethane resins, based in Curitiba, Brazil for $10.2 million. The acquisition enhanced our position in the South American adhesives industry.

On March 5, 2012 we acquired the global industrial adhesives and synthetic polymers business of Forbo Holding AG for 368.5 million Swiss francs or $403.1 million. We acquired the Forbo Group subsidiaries that operate the industrial adhesives business and directly purchased certain assets used in the industrial adhesives business that were not owned by the former Forbo Group subsidiaries on a cash-free and debt-free basis. The Forbo industrial adhesives business acquired is known for the breadth of its product line in all of our core markets, particularly packaging and durable assembly. The acquisition provided us added product technology, people and skills that have enhanced the competitiveness of our business.

On August 6, 2012 we sold our Central America Paints business for cash proceeds of $118.5 million and recorded a gain of $66.2 million ($51.1 million, net of tax). Prior periods have been restated for the removal of our Latin America Paints operating segment which is now considered discontinued operations.

Operating Segment Information

Following a change in our management reporting structure in the fourth quarter of 2013 we manage our business in four operating segments – Americas Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa) and Asia Pacific. Prior to this change we had five operating segments – North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Prior periods have been restated to reflect our new reporting structure. As a percentage of total net revenue by operating segment, the Americas Adhesives was 44 percent, Construction Products 8 percent, EIMEA 36 percent and Asia Pacific 12 percent.

Our Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets including assembly (appliances, filters, construction, electronics, etc.), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors, wood flooring) and textile (footwear, sportswear, etc.).

The Americas Adhesives operating segment includes a full range of specialty adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products. Sales are made primarily through a direct sales force with a smaller portion of sales through distributors.

The EIMEA operating segment is comprised of an adhesives component with the same range of products as the Americas Adhesives operating segment. EIMEA adhesives sales are made through both a direct sales force and distributors.

The Asia Pacific operating segment is similar to that of the Americas Adhesives operating segment, with one exception. The Asia Pacific operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia. Other adhesives sales are made through a direct sales force and distributors.

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

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2013, we had sales offices and manufacturing plants in 20 countries outside the United States and satellite sales offices in another 19 countries.

We have detailed Code of Conduct policies that we apply across all of our operations around the world. This set of policies represents a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). We do not conduct any business in countries that are subject to U.S. economic sanctions such as Cuba, Iran, North Korea, Sudan and Syria, whether through subsidiaries, joint ventures or other direct or indirect arrangements, nor do we have any assets, employees or operations in these countries.

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

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, electronics, filters, construction materials, wood flooring, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, labels and tapes.

Our products are delivered directly to customers primarily from our manufacturing plants, with additional deliveries made through distributors and retailers.

Backlog

No significant backlog of unfilled orders existed at November 30, 2013 or December 1, 2012.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Sesame®, TEC®, Plasticola®, Foster®, Rakoll®, Rapidex®, Full-CareTM, Liquamelt®, Thermonex® and Tile-Perfect® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Research and development expenses were $24.6 million, $21.3 million and $20.8 million in 2013, 2012 and 2011, respectively. Research and development costs are included in selling, general and administrative expenses.

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

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $12.5 million, including approximately $1.3 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our Americas Adhesives, Construction Products and EIMEA operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities. There also are many international holidays in our first quarter, reducing available shipping days.

Employees

Approximately 3,700 individuals were employed on November 30, 2013, of which approximately 1,400 were in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 10, 2014. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
James J. Owens	49	President and Chief Executive Officer Senior Vice President, Americas Senior Vice President, North America	November 2010-Present January 2010-November 2010 September 2008-January 2010

James R. Giertz	56	Executive Vice President, Chief Financial Officer Senior Vice President, Chief Financial Officer	October 2013-Present March 2008-October 2013

Kevin M. Gilligan	47	Vice President, Global Operations Vice President, Asia Pacific	December 2011-Present March 2007-November 2011

Name	Age	Positions	Period Served
Traci L. Jensen	47

Senior Vice President, Americas Adhesives

Vice President, Americas Adhesives

Vice President, North America

President and General Manager, Global Adalis

European Business Director, Packaging and Converting Adhesives, National Starch & Chemical Company (manufacturer of adhesives, sealants, specialty synthetic polymers and industrial starches)

			January 2013-Present November 2011-January 2013 2010-2011 2009-2010 2006-2008

Timothy J. Keenan	56	Vice President, General Counsel and Corporate Secretary	December 2006-Present

Steven Kenny	52

Senior Vice President, Europe, India, Middle East and Africa (EIMEA)

President, Specialty Packaging Division, Pregis Corporation (international manufacturer, marketer, and supplier of protective packaging products and specialty packaging solutions)

			October 2009-Present August 2008-September 2009

Ann B. Parriott	55	Vice President, Human Resources	January 2006-Present

Patrick J. Trippel	54

Senior Vice President, Market Development

Senior Vice President, Construction Materials

Senior Vice President and General Manager, Global General Industries, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

President and General Manager, Global Electronic Materials, Henkel Corporation

			April 2013-Present April 2011-April 2013 2009-2011 2002-2009

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

Approximately 56 percent, or $1,150 million, of our net revenue was generated outside the United States in 2013. International operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

A failure in our information technology systems could negatively impact our business.

We rely on information technology to record and process transactions, manage our business and maintain the financial accuracy of our records. Our computer systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error. Interruptions of our computer systems could disrupt our business and could result in the loss of business and cause us to incur additional expense.

We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will upgrade and standardize our information system. The implementation is expected to occur in phases over the next several years. Any delays or other failure to achieve our implementation goals may adversely impact our financial results. In addition, the failure to either deliver the application on time or anticipate the necessary readiness and training needs could lead to business disruption and loss of business. Failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

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

Certain integration risks continue to exist with respect to this acquisition, including the integration of manufacturing networks in our EIMEA operating segment. A failure to successfully integrate the manufacturing network could result in our existing business, our results of operations and our cash flows being adversely affected.

The inability to make or effectively integrate future acquisitions may affect our results.

As part of our growth strategy, we intend to pursue additional acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our results of operations and our cash flows could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 19 plants located throughout the United States and at 25 plants located in 20 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 30, 2013 (each of the listed properties are owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft
Americas Adhesives
California - Roseville	82,202
Georgia - Covington	72,000
- Norcross¹	12,779
- Tucker	69,000
Illinois - Morris¹	31,200
- Seneca	24,621
Kentucky - Paducah	252,500
Michigan - Grand Rapids	65,689
Minnesota - Fridley	15,850
- Vadnais Heights	53,145
Ohio - Blue Ash	102,000
Oregon - Eugene²	37,200
Tennessee - Jackson²	53,000
Texas - Dallas²	5,000
- Mesquite	25,000
Washington - Vancouver	35,768
Argentina - Buenos Aires	10,367
Brazil - Sorocaba, SP²	7,535
- Curitiba¹	9,896
Chile - Maipu, Santiago	64,099
Colombia - Itagui, Antioquia¹	7,800
Costa Rica - Alajuela²	4,993

Americas Adhesives Total	1,041,644

Construction Products
Florida - Gainesville	6,800
Georgia - Dalton	73,500
Illinois - Aurora	149,000
- Palatine	55,000
New Jersey - Edison	9,780
Texas - Houston	11,000

Construction Products Total	305,080

Region	Manufacturing Sq Ft
Asia Pacific
Australia - Dandenong South, VIC	71,280
Republic of China - Guangzhou Xiqu¹	49,525
-GuangzhouYonghe	36,055
-Nanjing	8,611
-Shanghai¹	33,307
Malaysia - Selongor	21,900
Philippines - Manila	9,295

Asia Pacific Total	229,973

EIMEA
Austria - Wels¹	66,500
Egypt - 6th of October City	8,525
Finland - Espoo	5,575
France - Blois	48,438
-Surbourg	21,743
Germany - Lueneburg	64,249
-Nienburg	139,248
-Pirmasens	48,438
Greece - Lamia	11,560
India - Pune	38,782
Italy - Borgolavezzaro	24,219
-Pianezze	36,500
Portugal - Mindelo	90,193
Spain - Vigo²	19,375
United Kingdom - Dukinfield	17,465
-Chatteris²	13,678

EIMEA Total	654,488

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers have been brought into the action to address issues related to the scope of their coverage. We recently entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depends on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended November 30, 2013	Year Ended December 1, 2012	Year Ended December 3, 2011
Lawsuits and claims settled	6	9	7
Settlement amounts	$0.4	$0.5	$0.5
Insurance payments received or expected to be received	$0.3	$0.4	$0.4

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

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 9, 2014, there were 2,049 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2013		2012
	High	Low	High	Low	2013	2012
First quarter	$42.00	$32.13	$31.62	$21.10	$0.085	$0.075
Second quarter	42.38	36.44	33.48	28.96	0.100	0.085
Third quarter	42.50	36.45	31.94	28.11	0.100	0.085
Fourth quarter	51.66	37.73	34.52	29.43	0.100	0.085

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2013 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
September 1, 2013 - October 5, 2013	125,000	$44.99	125,000	$74,218
October 6, 2013 - November 2, 2013	—	$—	—	$74,218
November 3, 2013 - November 30, 2013	184	$51.32	—	$74,218

[1]

The total number of shares purchased relates to 184 shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock and 125,000 shares purchased under the 2010 share repurchase plan. See Note 10 to the Consolidated Financial Statements for more information.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 29, 2008, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in the Form 10-K.

	Fiscal Years[3]
(Dollars in thousands, except per share amounts)	2013	2012	2011[2]	2010	2009
Net revenue	$2,046,968	$1,886,239	$1,444,085	$1,256,825	$1,135,762
Income from continuing operations[1]	$95,975	$68,287	$80,215	$64,293	$82,478
Percent of net revenue	4.7	3.6	5.6	5.1	7.3
Total assets	$1,873,028	$1,786,320	$1,227,709	$1,153,457	$1,100,445
Long-term debt, excluding current maturities	$472,315	$475,112	$179,611	$200,978	$162,713
Total H.B. Fuller stockholders’ equity	$930,065	$778,273	$705,204	$631,934	$591,354

Per Common Share:
Income from continuing operations:
Basic	$1.92	$1.37	$1.64	$1.33	$1.71
Diluted	$1.87	$1.34	$1.61	$1.31	$1.68
Dividends declared and paid	$0.385	$0.330	$0.295	$0.278	$0.270
Book value[4]	$18.52	$15.60	$14.26	$12.85	$12.15
Number of employees	3,676	3,727	2,754	2,621	2,380

1	2013, 2012 and 2011 include after-tax charges of $35.3 million, $35.4 million and $5.8 million, respectively, related to special charges, net.

2	2011 contained 53 weeks

3	All amounts have been adjusted for discontinued operations.

4	Book value is calculated by dividing total H.B. Fuller stockholders’ equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We manage our business through four operating segments – Americas Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa) and Asia Pacific. This represents a change from our previous structure of having five operating segments – North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. This change was due to a change in our management reporting structure in the fourth quarter of 2013.

The Americas Adhesives, EIMEA and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts, envelope and electronics markets. The Construction Products operating segment provides floor preparation, grouts and mortars for tile setting as well as sealants and related products for heating, ventilation and air conditioning installations.

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

We divested our Latin America Paints business on August 6, 2012. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 205-20, “Discontinued Operations” we have classified the results of this business as discontinued operations. See Item 1. Business and Note 2 to the Consolidated Financial Statements.

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

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. With over 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area. In addition to the impact from feedstock prices, the supply of and demand for raw materials also have a significant impact on our costs. As demand increases in high-growth areas, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials.

In 2013, we generated 44 percent of our net revenue in the United States and 36 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as Construction Products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2013, the currency fluctuations had a positive impact on net revenue of $8.4 million as compared to 2012.

Key financial results and transactions for 2013 included the following:

•	Net revenue increased 8.5 percent from 2012 primarily driven by a full year of revenues from the acquired business.

•	Gross profit margin increased to 27.9 percent from 27.4 percent in 2012 and slightly decreased from 28.0 percent in 2011.

•	Cash flow generated by operating activities from continuing operations was $132.7 million in 2013 as compared to $108.6 million in 2012 and $88.1 million in 2011.

•	We acquired Plexbond Quimica, S.A. on June 6, 2013 for $10.2 million.

The global economic conditions were mixed in 2013. Demand in North America was generally flat with some sectors such as construction showing solid improvement. End market demand was generally soft in Europe though conditions stabilized during the year. We experienced continued growth in our Asian markets, particularly in China. Our total year organic sales growth, which we define as the combined variances from product pricing and sales volume, was 1.6 percent for 2013 compared to 2012. Benefits from the Business Integration Project, as defined below under the “Special Charges, net” section, contributed to a 50 basis point increase in gross profit margin compared to 2012.

In 2013 our diluted earnings per share from continuing operations was $1.87 per share compared to $1.34 per share in 2012 and $1.61 per share in 2011. The higher earnings per share from continuing operations in 2013 resulted from a higher gross profit margin and lower Selling, General and Administrative (SG&A) expenses as a percentage of net revenue.

Special charges, net in 2013 were $45.1 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $35.3 million negative impact on net income and a negative $0.69 effect on diluted earnings per share. In 2012 we had special charges, net of $52.5 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $35.4 million negative impact on net income and a negative $0.70 effect on diluted earnings per share. In 2011 we had special charges, net of $7.5 million related to the pending acquisition of the acquired business. On an after-tax basis, this was a negative $5.8 million impact on net income and a $0.12 negative effect on diluted earnings per share. See Note 5 to the Consolidated Financial Statements for more information.

Project ONE:    Following the acquisition of the acquired business we formed a team to evaluate our existing information technology platforms in order to develop a more efficient infrastructure to support our integrated business in the future. As a result, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by consulting services. We expect total capital expenditures for Project ONE to be approximately $60.0 million, of which $22.1 million was spent through November 30, 2013. The implementation is expected to occur in phases and to be completed by the end of fiscal 2016.

2014 Outlook:    Our 2014 fiscal year represents year four of our current, transformational five-year plan. We expect to take further significant steps toward our 2015 goals in 2014. Our key long term financial objectives remain unchanged: achieve organic revenue growth between 5 and 8 percent per year, increase our Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) margin to 15 percent by 2015, grow earnings per share by 15 percent per year and increase Return on Invested Capital (ROIC) to 15 percent by 2015. EBITDA is a non-GAAP financial measure defined on a consolidated basis as gross profit, less SG&A expense, plus depreciation expense, plus amortization expense. EBITDA excludes special charges, net. EBITDA margin is a non-GAAP financial measure defined as EBITDA divided by net revenue. ROIC is a non-GAAP financial measure defined as (gross profit less SG&A expense, less taxes at the effective tax rate plus income from equity method investments, calculated using trailing 12 month information) divided by (the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity).

In 2014 we expect revenue growth at the low end of our long-term growth targets of 5 to 8 percent. We expect our recent momentum in the Asia Pacific and Construction Products operating segments to lead our growth this year. We anticipate modest revenue growth in the Americas Adhesives and EIMEA operating segments, with EIMEA’s revenue performance expected to improve in the second half of 2014 following the completion of our Business Integration Project. We expect our cost of raw materials in 2014 to be similar to 2013. Our gross profit margin is expected to increase in 2014, primarily driven by the cost benefits that will be realized upon the completion of the Business Integration Project in EIMEA. SG&A expenses should increase at a lower rate than the increase in net revenue. Overall, we expect our EBITDA margin to be approximately 14 percent for the full year.

Our total capital expenditures will remain at a relatively high level in 2014. Capital expenditures to fund ongoing operations will be approximately $45.0 million. We expect capital expenditures on Project ONE to be approximately $20.0 million and the completion of the Business Integration Project to add approximately $40.0 million to our capital expenditure plan, bringing the total 2014 capital expenditures to approximately $105.0 million. We expect that our 2015 capital expenditures will move toward normal levels plus any residual capital requirements for Project ONE.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.77 percent at November 30, 2013, as compared to 3.83 percent at December 1, 2012 and 5.07 percent at December 3, 2011. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 30, 2013 would increase U.S. pension and other postretirement plan expense approximately $0.3 million (pre-tax) in fiscal 2014. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2013 compared to 8.00 percent for 2012 and 8.00 percent for 2011. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2013 the expected long-term rate of return on the target equities allocation was 8.5 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. For 2014, the expected long-term rate of return on assets will continue to be 7.75 percent with an expected long-term rate of return on the target equities allocation of 8.5 percent and an expected long-term rate of return on target fixed-income allocation of 5.0 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.1 million (pre-tax).

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

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	7.5%	7.4%	(*)8.2%
20-year period	8.7%	8.6%	(*)8.2%

(*)	Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.2 percent is since inception (8 years).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.96 percent in 2013. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in Germany and the United Kingdom, respectively. The expected long-term rate of return on plan assets for Germany was 5.75 percent and the historical rate of return since inception (16 years) for the total asset portfolio in Germany was 3.8 percent. The expected rate of return on our German portfolio of 5.75 percent assumes that market returns will improve in the future to be more in line with historical market patterns observed over longer time frames. In addition, we have modified our investment strategy for the German plan to include a more diversified pool of equity and fixed-income investments and, therefore, we currently expect the performance of the plan assets to improve going forward. The expected long-term rate of return on plan assets for the United Kingdom was 6.6 percent and the historical rate of return since inception (17 years) for the total asset portfolio in the United Kingdom was 6.9 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan. Since both of these non-U.S. plans have been in existence for less than 20-years, the historical rate of return for each plan has been affected by a period of very poor market conditions by any longer term standards.

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

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2013, 5.00 percent for 2012 and 4.17 percent for 2011.

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

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

In the fourth quarter of 2013, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. There were no indications of impairment in any of our reporting units. We also performed a sensitivity analysis by using a discount rate at the high end of our range to confirm the reasonableness of our goodwill impairment analysis. No indications of impairment in any of our reporting units were indicated by the sensitivity analysis.

Of the goodwill balance of $263.1 million as of November 30, 2013, $151.7 million is allocated to the EIMEA reporting unit and $61.3 million is allocated to the North America Adhesives reporting unit. In both of these reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The Construction Products reporting unit had a goodwill balance of $13.3 million as of November 30, 2013. The calculated fair value of this reporting unit exceeded its carrying value by approximately 70 percent. The goodwill balance in the Latin America Adhesives reporting unit is $10.8 million as of November 30, 2013 and the calculated fair value exceeded its carrying value by approximately 83 percent. The goodwill balance in the Asia

Pacific reporting unit is $26.0 million as of November 30, 2013. The calculated fair value exceeded its carrying value by approximately 38 percent. In all three of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin.

In 2013 our Construction Products reporting unit had net revenue growth of 7.8 percent over 2012, mainly due to increased sales volume. Projected cash flows used in the fair value calculation in the fourth quarter of 2013 were based on assumed continued growth in the years beyond 2013 in the mid-single digits through 2017 with a leveling off in the low-single digits for the remaining years. Operating income for the Construction Products reporting unit is projected to grow primarily due to revenue at a higher rate than SG&A expenses, which should provide better leverage in earnings in future years and manufacturing capacity efficiency improvements in 2015 and beyond. Although we believe the assumptions used to estimate the fair value of the Construction Products reporting unit are realistic, another slowdown or decline in the U.S. residential construction industry could have an adverse impact on Construction Products’ future cash flows.

The Latin America reporting unit had net revenue growth of 5.5 percent in 2013 compared to 2012. Projected cash flows used in the fair value calculation in the fourth quarter of 2013 were based on growth in 2014 of 15.0 percent due to the inclusion of the 2013 acquisition of Plexbond Quimica, S.A. For years beyond 2014, net revenue projections assume continued growth in the low-single digits for the remaining years. Operating earnings for the Latin America reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

The Asia Pacific reporting unit had net revenue growth of 10.8 percent in 2013 compared to 2012. Projected cash flows used in the fair value calculation in the fourth quarter of 2013 were based on continued growth in 2014 of 11.0 percent. For years beyond 2014, net revenue projections assume continued growth in the low-double digits through 2016 with a leveling off in the mid-single digits for the remaining years. Operating earnings for the Asia Pacific reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

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

Income Tax Accounting:    As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of November 30, 2013, the valuation allowance to reduce deferred tax assets totaled $14.6 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $5.2 million as of November 30, 2013.

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

Results of Operations

Net revenue

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenue	$2,047.0	$1,886.2	$1,444.1	8.5%	30.6%

Net revenue in 2013 increased 8.5 percent from 2012. The 2012 net revenue was 30.6 percent higher than the net revenue in 2011. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year which contributed approximately 2.0 percent to net revenue in 2011, primarily related to volume. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and major acquisitions. The following table shows the net revenue variance analysis for the past two years:

	2013 vs 2012	2012 vs 2011
Product pricing	0.1%	4.8%
Sales volume	1.5%	(0.6)%
Currency	0.4%	(2.9)%
Acquisitions	6.5%	29.3%

	8.5%	30.6%

Organic sales growth, which we define as the combined variances from product pricing and sales volume, increased 1.6 percent in 2013 compared to 2012. The 1.6 percent organic sales growth in 2013 was led by 7.8 percent growth in Construction Products, 6.5 percent growth in Asia Pacific and 1.6 percent growth in Americas Adhesives. The majority of the positive currency impact was driven by the strengthening of the Euro against the U.S. dollar. The acquired business added $121.8 million to net revenue in 2013 compared to 2012.

Organic sales growth increased 4.2 percent in 2012 as compared to 2011. The inclusion of a 53rd week in 2011 negatively impacted 2012 organic sales growth by approximately 2.0 percent. The 4.2 percent organic sales growth in 2012 was led by 9.3 percent growth in Construction Products, 5.4 percent growth in EIMEA and 3.8 percent growth in Americas Adhesives. Substantially all of the negative currency impact was driven by the weakening of the Euro against the U.S. dollar. The acquired business increased net revenue by $423.4 million.

Cost of sales

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Raw materials	$1,161.6	$1,084.3	$821.1	7.1%	32.1%
Other manufacturing costs	315.2	284.7	219.2	10.7%	29.9%

Cost of sales	$1,476.8	$1,369.0	$1,040.3	7.9%	31.6%
Percent of net revenue	72.1%	72.6%	72.0%

The 7.9 percent increase in cost of sales for 2013 compared to 2012 was driven by the inclusion of the acquired business for the full year of 2013, offset by the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition, which increased cost of sales by 20 basis points in 2012. Cost of sales as a percentage of net revenue decreased 50 basis points primarily driven by synergies from integrating the acquired business and benefits realized from the Business Integration Project. Raw material costs as a percentage of net revenue decreased 80 basis points relative to the prior year, reflecting material cost synergies and other profit improvement initiatives undertaken over the year. Other manufacturing costs as a percentage of revenue increased by 30 basis points compared to last year.

Cost of sales increased 31.6 percent in 2012 compared to 2011. The increase in raw materials was primarily attributed to the incremental volume of the acquired business combined with a slight increase in raw material costs. Raw material cost as a percentage of net revenue increased 60 basis points because the inclusion of the acquired business, which generates lower margins relative to the legacy business, more than offset the benefit of higher average sales prices on this ratio. Cost of sales as a percent of net revenue increased by 60 basis points in 2012.

Gross profit

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Gross profit	$570.2	$517.3	$403.8	10.2%	28.1%
Percent of net revenue	27.9%	27.4%	28.0%

Gross profit in 2013 increased by $52.9 million compared to 2012 and gross profit margin improved by 50 basis points. The synergies from integrating the acquired business and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition, which reduced gross profit margin 20 basis points in 2012, were the primary reasons for the margin improvement.

Gross profit in 2012 increased by $113.5 million compared to 2011, however, gross profit margin decreased by 60 basis points. The inclusion of the acquired business which generates lower margins relative to the legacy business was the primary reason for both the increase in gross profit and the lower margin percentage.

Selling, general and administrative (SG&A) expenses

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
SG&A	$374.7	$354.7	$286.9	5.6%	23.7%
Percent of net revenue	18.3%	18.8%	19.9%

SG&A expenses for 2013 increased $20.0 million or 5.6 percent compared to 2012. The 50 basis point decrease in SG&A expense as a percentage of net revenue was driven by effective cost controls and the ongoing benefits of the Business Integration Project.

Our SG&A expenses in 2012 increased $67.8 million or 23.7 percent compared to 2011. This increase is primarily attributable to the addition of the acquired business. The lower relative cost structure of the acquired business and the increase in net revenue for the legacy business resulted in the 110 basis point decrease in SG&A expense as a percentage of net revenue.

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

Special Charges, net

($ in millions)	2013	2012	2011
Special Charges, net	$45.1	$52.5	$7.5

The following table provides detail of special charges, net:

($ in millions)	2013	2012	2011
Acquisition and transformation related costs	$8.7	$18.2	$7.5
Workforce reduction costs	9.8	28.1	—
Facility exit costs	17.9	4.2	—
Other related costs	8.7	2.0	—

Special charges, net	$45.1	$52.5	$7.5

The integration of the acquired business involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the years ended November 30, 2013, December 1, 2012 and December 3, 2011 we incurred special charges, net of $45.1 million, $52.5 million and $7.5 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $8.7 million for the year ended November 30, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. For the year ended December 1, 2012 acquisition and transformation related costs of $18.2 million include $24.7 million of costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business and other costs related to the acquisition including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. These costs were partially offset by a net gain of $11.6 million on forward currency contracts used to economically hedge the purchase price of the pending acquisition after the price was established. For the year ended December 3, 2011, we incurred acquisition and transformation related costs of $7.5 million which included costs of $4.4 million for investment advisory, financial advisory, legal and valuation services necessary to acquire the acquired business and an expense of $3.1 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price.

During 2013, we incurred workforce reduction costs of $9.8 million, cash facility exit costs of $11.8 million and non-cash facility exit costs of $6.1 million and other incremental transformation related costs of $8.7 million including the cost of personnel directly working on the integration related to the Business Integration Project. During 2012, we incurred workforce reduction costs of $28.1 million, cash facility exit costs of $1.0 million and non-cash facility exit costs of $3.2 million and other incremental transformation related costs of $2.0 million including the cost of personnel directly working on the integration related to the Business Integration Project.

The Business Integration Project is a broad-based transformation plan involving all major processes in three of our existing operating segments. The integration strategy and execution plan is unique for each operating segment reflecting the differences within operating segments as well as differences within the acquired business in each geographic region. In the Americas Adhesives operating segment, the integration work is essentially a consolidation of two similar businesses. In the EIMEA operating segment, the Business Integration Project is more complex as the two businesses being combined have similar inefficiencies and opportunities for improved productivity, generally due to excess complexity within the core processes of each of the businesses. In the Asia Pacific operating segment, the focus of the integration work is to build a solid foundation for growth in the commercial and technical areas and create a more efficient production network in China.

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pre-tax profit improvement benefits aggregating to $90.0 million when the various integration activities are completed in 2014. The Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent by 2015. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Some of the initiatives, such as raw material cost reductions, have delivered immediate benefits while other initiatives, such as facility closures, will take longer to implement and the related cost savings will be achieved later in the project. Taking the expected impact of all initiatives into account, the profit improvement benefits should drive steady annual improvement in EBITDA margin until the target level is achieved in 2015.

The total costs, excluding capital expenditures, to achieve these benefits are expected to be approximately $125.0 million of which $105.1 million have been expensed since inception of the Business Integration Project in 2011. The following table provides detail of costs incurred and future expected costs of the Business Integration Project:

	As of November 30, 2013
($ in millions)	Costs Incurred Inception- to-Date	Expected Costs Remaining	Total Expected Costs
Acquisition and transformation related costs	$34.4	$0.6	$35.0
Work force reduction costs	37.9	8.1	46.0
Cash facility exit costs	12.8	4.2	17.0
Non-cash facility exit costs	9.3	0.7	10.0
Other related costs	10.7	6.3	17.0

Business Integration Project	$105.1	$19.9	$125.0

The remaining expected Business Integration Project costs of $19.9 million will be incurred as the measures are implemented in fiscal year 2014. The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

The capital expenditures related to the Business Integration Project are significant. In 2013 we made approximately $87.0 million in capital expenditures and in 2014, we expect to spend approximately $45.0 million to complete the Business Integration Project. This capital spending forecast, which is consistent with our original forecast, will be funded from the operating cash flows of the business and if necessary, from available cash and short-term borrowing.

When we report our progress on achieving our profit improvement initiatives each quarter we focus on three key metrics which capture the bulk of the Business Integration Project objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. In addition, the costs to achieve these benefits are reported in each reporting period relative to the $125.0 million total expected cost estimate.

For the year ended November 30, 2013, we achieved cost savings of $14.8 million related to workforce reductions and $5.8 million related to facility closures and consolidations. For the year ended December 1, 2012, we achieved cost savings of $5.1 million related to workforce reductions and $1.6 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. For the year ended November 30, 2013 and December 1, 2012, we achieved EBITDA margin of 12.4 percent and 11.5 percent, respectively.

Asset impairment charges

($ in millions)	2013	2012	2011
Asset impairment charges	$—	$1.5	$0.3

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

Other income (expense), net

($ in millions)	2013	2012	2011
Other income (expense), net	$(3.8)	$0.8	$4.1

Interest income was $0.7 million in 2013 compared to $1.7 million in 2012 and $2.3 million in 2011. Lower interest rates in EIMEA and a change in mix from cash held in countries with higher interest rates to countries with lower interest rates both contributed to the decreased interest income in 2013 as compared to 2012 and 2011. Currency transaction and remeasurement losses were $4.1 million, $1.2 million and $1.5 million in 2013, 2012 and 2011, respectively. Gains on disposal of fixed assets were $0.3 million, $0.6 million and $1.7 million in 2013, 2012 and 2011, respectively.

Interest expense

($ in millions)	2013	2012	2011
Interest expense	$19.1	$19.8	$10.8

Interest expense was $19.1 million in 2013 compared to $19.8 million in 2012 and $10.8 million in 2011. The lower interest expense in 2013 compared to 2012 was due to higher capitalized interest on capital projects, partially offset by higher average debt balances. The higher interest expense in 2012 compared to 2011 was due to debt obtained to purchase the acquired business on March 5, 2012. We capitalized interest of $1.9 million, $0.2 million and $0.1 million in 2013, 2012 and 2011, respectively.

Income taxes

($ in millions)	2013	2012	2011
Income taxes	$39.9	$30.5	$31.2
Effective tax rate	31.3%	34.0%	30.5%

Income tax expense in 2013 of $39.9 million includes $2.4 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Income tax expense in 2012 of $30.5 million included $2.0 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 3.5 percentage points in 2013 as compared to 2012. The increase in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and reduced tax benefit for special charges, net.

Income tax expense in 2012 and 2011 of $30.5 million and $31.2 million, respectively, both included $2.0 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 3.1 percentage points in 2012 as compared to the 2011. The increase in the tax rate was principally due to a change in the geographic mix of pre-tax earnings and reduced tax benefit for special charges, net.

Income from equity method investments

($ in millions)	2013	2012	2011
Income from equity method investments	$8.4	$9.2	$9.0

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. Sekisui-Fuller’s net income measured in Japanese yen was higher in 2013 compared to 2012, but the weaker yen in 2013 caused the net income in U.S. dollars to be lower. The results reflect the lower net income recorded in U.S. dollars in 2013 compared to 2012 and 2011.

Income from discontinued operations, net of tax

($ in millions)	2013	2012	2011
Income from discontinued operations, net of tax	$1.2	$57.6	$8.8

The income from discontinued operations, net of tax, relates to the results of operations and the gain on the sale of the Central America Paints business, which we sold August 6, 2012. In 2013, in conjunction with filing the fiscal year 2012 tax return, we recorded a reduction in the income tax expense of $1.2 million related to the sale of the Central America Paints business. The $57.6 million in 2012 includes the after-tax gain on the sale of our Central America Paints business of $51.1 million.

Net (income) loss attributable to non-controlling interests

($ in millions)	2013	2012	2011
Net (income) loss attributable to non-controlling interests	$(0.4)	$(0.2)	$0.1

For 2013 and 2012 net (income) loss attributable to non-controlling interests relates to the redeemable non-controlling interest in HBF Turkey. For 2011 net (income) loss attributable to non-controlling interests related to the 20 percent holding that Sekisui Chemical had in our China entities and redeemable non-controlling interest in HBF Turkey. At the end of 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities.

Net income attributable to H.B. Fuller

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net income attributable to H.B. Fuller	$96.8	$125.6	$89.1	(23.0)%	41.0%
Percent of net revenue	4.7%	6.7%	6.2%

Net income attributable to H.B. Fuller was $96.8 million in 2013 compared to $125.6 million in 2012 and $89.1 million in 2011. Fiscal year 2013 included $45.1 million of special charges, net ($35.3 million after-tax and a negative $0.69 effect on diluted earnings per share) for costs related to the Business Integration Project compared to $52.5 million ($35.4 million after-tax) in 2012 and $7.5 million ($5.8 million after-tax) in 2011. 2012 included $57.6 million of income from discontinued operations, net of tax, inclusive of an after-tax gain on the sale of discontinued operations of $51.1 million. Diluted earnings per share, from continuing operations, was $1.87 per share in 2013, $1.34 per share for 2012 and $1.61 per share for 2011.

Operating Segment Results

Through the third quarter of 2013, our business was reported through five operating segments: North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. Changes in our management reporting structure during the fourth quarter of 2013 required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting” to determine our reportable segments. Based on that assessment, we now have four reportable segments: Americas Adhesives, Construction Products, EIMEA and Asia Pacific. The change in our reportable segments did not alter our reporting units.

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

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior periods have been restated for the change in reportable segments.

Net Revenue by Segment

	2013		2012		2011
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$902.6	44%	$838.6	44%	$637.0	44%
Construction Products	158.6	8%	147.1	8%	134.6	9%
EIMEA	733.2	36%	672.4	36%	473.8	33%
Asia Pacific	252.6	12%	228.1	12%	198.7	14%

Total	$2,047.0	100%	$1,886.2	100%	$1,444.1	100%

Segment Operating Income

	2013		2012		2011
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
Americas Adhesives	$123.3	63%	$112.4	69%	$81.5	70%
Construction Products	10.9	6%	8.3	5%	3.0	2%
EIMEA	51.5	26%	34.4	21%	24.6	21%
Asia Pacific	9.8	5%	7.4	5%	7.8	7%

Total	$195.5	100%	$162.5	100%	$116.9	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2013	2012	2011
Segment operating income	$195.5	$162.5	$116.9
Special charges, net	(45.1)	(52.5)	(7.5)
Asset impairment charges	—	(1.5)	(0.3)
Other income, net	(3.8)	0.8	4.1
Interest expense	(19.1)	(19.8)	(10.8)

Income from continuing operations before income taxes and income from equity method investments	$127.5	$89.5	$102.4

Americas Adhesives

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenue	$902.6	$838.6	$637.0	7.6%	31.6%
Segment operating income	$123.3	$112.4	$81.5	9.7%	37.9%
Segment profit margin %	13.7%	13.4%	12.8%

The following tables provide details of Americas Adhesives net revenue variances:

	2013 vs 2012	2012 vs 2011
Organic growth	1.6%	3.8%
Currency	(0.2)%	(0.1)%
Acquisitions	6.2%	27.9%

Total	7.6%	31.6%

Net revenue increased 7.6 percent in 2013 compared to 2012. The 1.6 percent increase in organic sales growth was attributable to a 1.9 percent increase in volume offset by a 0.3 percent decrease in pricing. The acquired business added $51.7 million to net revenue. The sales volume increase was driven by changes in product mix as sales volume growth in several market segments was offset by declines in other market segments, generally in line with end market conditions. Segment operating income increased 9.7 percent compared to 2012 and segment profit margin increased by 30 basis points. Raw material cost as a percentage of net revenue decreased 90 basis points as a result of synergies from integrating the acquired business and other profit margin improvement initiatives over the past year. The margin benefit from lower raw material cost as a percentage of net revenue was partially offset by higher manufacturing and SG&A costs as a percentage of net revenue.

Net revenue increased 31.6 percent in 2012 compared to 2011. The increase in organic sales growth was attributable to a 6.8 percent increase in pricing offset by a 3.0 percent decrease in sales volume compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The acquired business added $177.6 million to net revenue. The increase in pricing reflects the impact of price increases implemented to offset raw material cost inflation. Overall, we believe we maintained our market share as end market demand for the markets we serve was weak in 2012. Segment operating income increased 37.9 percent compared to 2011 and segment profit margin increased by 60 basis points.

Construction Products

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenue	$158.6	$147.1	$134.6	7.8%	9.3%
Segment operating income	$10.9	$8.3	$3.0	31.3%	178.5%
Segment profit margin %	6.9%	5.7%	2.2%

The following tables provide details of Construction Products net revenue variances:

	2013 vs 2012	2012 vs 2011
Organic growth	7.8%	9.3%

Net revenue increased 7.8 percent in 2013 driven by an 8.9 percent increase in sales volume offset by a 1.1 percent decrease in pricing compared to last year. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Segment operating income increased 31.3 percent and segment profit margin increased 120 basis points compared to last year. Raw material cost as a percentage of net revenue declined by 20 basis points in 2013 relative to the prior year primarily due to changes in the mix of products sold. The improvement in segment profit margin was also driven by lower manufacturing and SG&A expenses as a percentage of net revenue as these expenses increased at a lower rate than net revenue growth.

Net revenue increased 9.3 percent in 2012 compared to 2011 driven by sales growth in the retail and distribution channels. Organic sales growth was driven by a 7.2 percent increase in sales volume combined with a 2.1 percent increase in average selling prices. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to 2011 due to the extra week in 2011. Segment operating income increased 178.5 percent compared to 2011 and segment profit margin increased by 350 basis points. Raw material cost as a percentage of net revenue increased 40 basis points primarily due to lower margins associated with the growth in the retail and distribution channels. Higher sales volume and the control of manufacturing expenses improved gross profit margin by 80 basis points. SG&A expenses increased in 2012 as compared to 2011 but at a significantly lower rate than net revenue resulting in a 260 basis point reduction in SG&A as a percentage of net revenue.

EIMEA

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenue	$733.2	$672.4	$473.8	9.0%	41.9%
Segment operating income	$51.5	$34.4	$24.6	49.4%	40.2%
Segment profit margin%	7.0%	5.1%	5.2%

The following table provides details of the EIMEA net revenue variances:

	2013 vs 2012	2012 vs 2011
Organic growth	(1.5)%	5.4%
Currency	1.5%	(8.7)%
Acquisitions	9.0%	45.2%

Total	9.0%	41.9%

Net revenue increased 9.0 percent in 2013 compared to 2012. Pricing increased 1.5 percent offset by a 3.0 percent decrease in sales volume. The stronger Euro compared to the U.S. dollar resulted in a 1.5 percent increase in net revenue. The acquired business contributed $60.3 million of net revenue. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. In addition, we experienced some planned and unplanned volume losses due to negative impacts of the Business Integration Project. Volume growth was generated in the emerging markets of the region, especially Turkey, India and Russia. In 2013, segment operating income increased 49.4 percent and segment profit margin increased 190 basis points compared to 2012. Raw material cost as a percentage of net revenue decreased 130 basis points in 2013 compared to last year. SG&A expenses as a percentage of net revenue which declined 100 basis points relative to the prior year, due primarily to the Business Integration Project, also contributed to the increase in segment profit margin.

Net revenue increased 41.9 percent in 2012 compared to 2011. Organic sales growth was attributable to a 4.1 percent increase in pricing combined with a 1.3 percent increase in sales volume compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to 2011 due to the extra week in 2011. The weaker Euro compared to the U.S. dollar had a negative 8.7 percent impact on net revenue. The acquired business added $214.4 million to net revenue. The increase in pricing reflects the impact of price increases implemented to offset raw material cost inflation. Significant volume growth was generated in the emerging markets of the operating segment, especially Egypt, India and Turkey, however, this growth was mitigated by lower sales volume in core Europe reflecting the generally soft end market conditions in this region. Segment operating income increased 40.2 percent compared to 2011 while segment profit margin was flat. Raw material cost as a percentage of net revenue increased 80 basis points primarily due to the inclusion of the acquired business that generates lower margins relative to the legacy business. Conversely, the lower cost structure of the acquired business was the primary driver of the 80 basis point reduction in SG&A cost as a percentage of net revenue.

Asia Pacific

($ in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenue	$252.6	$228.1	$198.7	10.7%	14.8%
Segment operating income	$9.8	$7.4	$7.8	32.8%	(6.5)%
Segment profit margin %	3.9%	3.2%	4.0%

The following table provides details of Asia Pacific net revenue variances:

	2013 vs 2012	2012 vs 2011
Organic growth	6.5%	(1.3)%
Currency	(0.1)%	0.3%
Acquisitions	4.3%	15.8%

Total	10.7%	14.8%

Net revenue for 2013 increased 10.7 percent compared to 2012. Organic growth was 6.5 percent reflecting an 8.3 percent increase in sales volume offset by a 1.8 percent decrease in pricing. Volume growth was driven mainly by China as market conditions improve in this region, however volume declined in both Australia and Southeast Asia compared with 2012 consistent with current market and economic conditions. Net revenue increased $9.8 million from the acquired business. Segment operating income increased $2.4 million and segment profit margin increased 70 basis points in 2013 compared to 2012. Raw material costs as a percentage of net revenue increased 90 basis points in 2013 relative to the prior year. Manufacturing costs as a percentage of net revenue increased 20 basis points due to investments that we are making related to our electronics business. SG&A expenses as a percentage of net revenue decreased 170 basis points compared to last year.

Net revenue increased 14.8 percent in 2012 compared to 2011. Lower organic sales were the result of a 3.2 percent decrease in sales volume partially offset by a 1.9 percent increase in pricing compared to last year. Sales volume was negatively impacted by approximately 2.0 percent in 2012 compared to last year due to the extra week in 2011. The acquired business added $31.4 million to net revenue. Sales volume declined in Australia and Southeast Asia compared to 2011 while China continues to post volume growth, but the growth rate has slowed as end market conditions softened in 2012. Segment operating income decreased by 6.5 percent compared to 2011 and segment profit margin declined by 80 basis points. Raw material cost as a percentage of net revenue increased 120 basis points as the inclusion of the acquired business that generates lower margins relative to the legacy business more than offset the impact of price increases and lower raw material costs on this ratio. Conversely, the lower cost structure of the acquired business was the primary driver of the 30 basis point reduction in SG&A cost as a percentage of net revenue.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 30, 2013 were $155.1 million as compared to $200.4 million as of December 1, 2012. Total long and short-term debt was $492.9 million as of November 30, 2013 and $520.2 million as of December 1, 2012.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 30, 2013, we were in compliance with all covenants of our contractual obligations.

Covenant	Debt Instrument	Measurement	Result as of November 30, 2013
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	13.1

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.0

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2014.

Net Financial Assets

($ in millions)	2013	2012
Financial Assets:
Cash and cash equivalents	$155.1	$200.4
Debt:
Notes payable	20.6	22.6
Long-term debt	472.3	497.6

Total debt (including current maturities)	492.9	520.2

Net financial debt	$337.8	$319.8

Of the $155.1 million in cash and cash equivalents as of November 30, 2013, $125.2 million was held outside the U.S. Of the $125.2 million of cash held outside the U.S., earnings on $120.7 million are permanently reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation, the Irish financing subsidiary, and the Construction Products subsidiary in excess of $75.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $75.0 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. The 2012 Forbo acquisition and any investments, loans, and advances established to consummate the Forbo acquisition are excluded from the credit facility limitations described above. Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is permanently reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $20.6 million at November 30, 2013. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 8.9 percent in 2013 and 11.3 percent in 2012.

Long-Term Debt:    Long-term debt consisted of senior notes and term loans. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. The Series E senior notes bear a fixed interest rate of 4.12 percent and mature in fiscal year 2022. We are subject to prepayment penalties on our senior notes. As of November 30, 2013, “make-whole” premiums were estimated to be, if the entire debt were paid off, $53.5 million. We currently have no intention to prepay any senior notes. Term loan 2 bears a floating interest rate at the London Interbank Offered Rate (LIBOR) plus 150 basis points and matures in 2017. There is no prepayment penalty on the term loan. See the discussion below regarding our lines of credit.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75.0 million of the $150.0 million senior notes. We have designated the $75.0 million of senior note debt as the hedged item in a fair value hedge. As required by applicable accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $5.9 million and recognized a liability of $6.1 million for the change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $156.1 million being recorded in long-term debt related to these senior notes as of November 30, 2013. For further information related to long-term debt see Note 8 to Consolidated Financial Statements.

Lines of Credit:    We have a revolving credit agreement with a consortium of financial institutions at November 30, 2013. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes up to a maximum of $200.0 million. Interest is payable at LIBOR plus 1.275 percent. A facility fee of 0.225 percent is payable quarterly. The interest rate and the facility fee are based on a rating grid. The credit facility expires on March 5, 2017. As of November 30, 2013, our lines of credit were undrawn.

Goodwill and Other Intangible Assets

As of November 30, 2013, goodwill totaled $263.1 million (14 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $219.4 million (12 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at November 30, 2013 are as follows:

($ in millions)	Americas Adhesives	Construction Products	EIMEA	Asia Pacific	Total
Goodwill	$72.1	$13.3	$151.7	$26.0	$263.1
Purchased technology & patents	20.2	—	12.2	3.6	36.0
Customer relationships	19.9	80.5	48.0	6.1	154.5
Other finite-lived intangible assets[1]	1.6	6.8	17.3	2.6	28.3
Indefinite-lived intangible assets[2]	—	—	0.6	—	0.6

1	Other finite-lived intangible assets are related to operating segment trademarks.

2	Indefinite-lived intangible assets are related to EIMEA operating segment trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	November 30, 2013	December 1, 2012
Net working capital as a percentage of annualized net revenue[1]	16.5%	17.8%
Accounts receivable DSO[2]	55 Days	56 Days
Inventory days on hand[3]	53 Days	53 Days
Free cash flow[4]	$(10.9) million	$56.3 million
Debt capitalization ratio[5]	34.6%	40.1%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue.

2	Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

3	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4	Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric we measure is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•

Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

ROIC was introduced because we believe it provides a true measure of return on capital invested. We believe it is an effective way to internally measure performance and it is focused on the long term. The ROIC calculated at November 30, 2013 was 10.3 percent and at December 1, 2012 was 9.5 percent. The following table shows the ROIC calculation as of November 30, 2013 and December 1, 2012 based on the definition above:

($ in millions)	Trailing 12 months as of November 30, 2013	Trailing 12 months as of December 1, 2012
Gross profit	$570.2	$517.3
Selling, general and administrative expenses	(374.7)	(354.7)
Income taxes at effective rate	(56.6)	(48.2)
Income from equity method investments	8.4	9.2

Total return	$147.3	$123.6

Total invested capital	1,428.1	1,302.9
Return on invested capital	10.3%	9.5%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations

($ in millions)	2013	2012	2011
Net cash provided by operating activities	$132.7	$108.6	$88.1

Net income including non-controlling interest was $97.2 million in 2013, $125.9 million in 2012 and $89.0 million in 2011. Depreciation and amortization expense totaled $61.7 million in 2013 compared to $57.4 million in 2012 and $39.1 million in 2011. The higher depreciation and amortization expense in 2013 was directly related to a full year of the acquired business.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $2.8 million, $39.2 million and $20.8 million in 2013, 2012 and 2011, respectively. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net – Changes in trade receivables resulted in a $7.3 million use of cash in 2013 as compared to $17.3 million use of cash in 2012 and an $18.4 million use of cash in 2011. The smaller use of cash in 2013 was partially related to the reduction in delinquent trade receivables in 2013 and a one day improvement in DSO compared to 2012. The DSO was 55 days at November 30, 2013, 56 days at December 1, 2012 and 53 days at December 3, 2011.

•

Inventory – Changes in inventory resulted in an $11.8 million use of cash in 2013 as compared to a use of cash of $17.1 million in 2012 and a use of cash of $11.0 million in 2011. Inventory days on hand were 53 days at the end of 2013 as compared to 53 days at the end of 2012 and 41 days at the end of 2011, respectively. Inventory levels have increased in 2013 and 2012 in order to support the manufacturing transitions that are underway as part of the Business Integration Project.

•

Trade Payables – Changes in trade payables resulted in a source of cash of $16.3 million in 2013 and a use of cash of $4.8 million in 2012 and a source of cash of $8.7 million in 2011. The source of cash in 2013 compared to the use of cash in 2012 was primarily related to purchases of property, plant and equipment for the Business Integration Project that had not been paid as of November 30, 2013.

Income from discontinued operations, net of tax reduced cash flows from operating activities by $1.2 million, $57.6 million and $8.8 million in 2013, 2012 and 2011, respectively. The $57.6 million in 2012 includes an after-tax gain on the sale of our Central America Paints business of $51.1 million. Contributions to our pension and other postretirement benefit plans were $6.8 million, $9.8 million and $11.9 million in 2013, 2012 and 2011, respectively. Changes in deferred income taxes resulted in a source of cash of $9.6 million in 2013 compared to a use of cash of $16.8 million in 2012 and a source of cash of $5.7 million in 2011. The source in cash in 2013 compared to 2012 was related to a decrease in our minimum pension liability and a decrease in certain tax rates. Income taxes payable resulted in a use of cash of $17.9 million, a source of cash of $15.2 million and a source of cash of $6.5 million in 2013, 2012 and 2011, respectively. The 2013 change was related to the timing of U.S. estimated tax payments. Accrued compensation was a source of cash of $3.8 million in 2013, a source of cash of $21.0 million in 2012 and a use of cash of $3.4 million in 2011 and other liabilities was a use of cash of $3.3 million in 2013, a source of cash of $3.5 million in 2012 and a use of cash of $2.9 million in 2011. The source of cash for accrued compensation and the use of cash in other liabilities in 2013 relates to the timing of severance payments as part of our Business Integration Project. The source of cash in 2012 for accrued compensation and other liabilities were related to the accrual of severance and other related costs as part of our Business Integration Project that had not been paid at the end of 2012.

Cash Flows from Investing Activities from Continuing Operations

($ in millions)	2013	2012	2011
Net cash used in investing activities	$(133.2)	$(446.8)	$(36.3)

Purchases of property plant and equipment were $124.3 million in 2013 as compared to $35.9 million in 2012 and $32.8 million in 2011. The increase in 2013 was primarily related to capital expenditures for the Business Integration Project and our Project ONE ERP system.

In 2013 we purchased technology for the use in electronics markets for $2.4 million. We acquired Plexbond Quimica, S.A. for $10.2 million in 2013. We acquired the global industrial adhesives business of Forbo Holding AG for $404.7 million and the outstanding shares of Engent, Inc. for $7.9 million in 2012. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million. In 2011, we acquired the principal assets and certain liabilities of Liquamelt Corp. for $6.0 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities from Continuing Operations

($ in millions)	2013	2012	2011
Net cash provided by (used in) financing activities	$(48.7)	$273.9	$(42.8)

Proceeds from long-term debt and repayment of long-term debt in 2013 were $107.0 million and $129.5 million, respectively and netted to a $22.5 million use of cash in 2013. Proceeds from long-term debt in 2012 were $584.2 million of which $400.0 million was used for financing the acquisition of the acquired business. Included in the 2012 proceeds of long-term debt was our note purchase agreement under which we issued $250.0 million in aggregate principal amount of senior unsecured notes and a draw down of our $150.0 million term loan. Repayment of long-term debt in 2012 was $292.3 million which included prepayment of $80.0 million of long-term debt with proceeds from the sale of our Central America Paints business. Long-term debt proceeds of $218.0 million and payments of $240.5 million, netted to a use of cash of $22.5 million in 2011.

Cash paid for dividends were $19.3 million, $16.5 million and $14.6 million in 2013, 2012 and 2011, respectively. Cash generated from the exercise of stock options was $8.9 million in 2013, $7.4 million in 2012 and $7.7 million in 2011. The $8.9 million in 2013 was driven by higher average stock price. Repurchases of common stock were $17.6 million in 2013 compared to $4.3 million in 2012 and $8.5 million in 2011, including $15.3 million in 2013, $3.0 million in 2012 and $7.5 million in 2011 from our 2010 share repurchase program. In 2011 we repurchased the 20 percent non-controlling interest that Sekisui Chemical held in our China entities for $8.6 million.

Cash Flows from Discontinued Operations

($ in millions)	2013	2012	2011
Cash provided by (used in) operating activities of discontinued operations	$1.1	$(13.9)	$13.5
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	—	120.2	(1.5)

Net cash provided by discontinued operations	$1.1	$106.3	$12.0

Cash flows from discontinued operations includes the proceeds from the sale of $118.5 million in 2012 and cash generated from operations and investing activities of the Central America Paints business.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$472.3	$—	$—	$120.0	$352.3
Interest payable on long-term debt[1]	135.9	18.6	39.8	34.1	43.4
Operating leases	17.2	8.2	6.8	1.6	0.6
Pension contributions[2]	6.0	6.0	—	—	—
Purchase obligation contracts[3]	1.1	1.1	—	—	—

Total contractual obligations	$632.5	$33.9	$46.6	$155.7	$396.3

[1]	Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

[2]

Pension contributions are only included for fiscal 2014. We have not determined our pension funding obligations beyond 2014 and thus, any potential future contributions have been excluded from the table.

[3]	Represents a contract to provide us with information technology services. See Note 13 to Consolidated Financial Statements for further information.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $5.2 million as of November 30, 2013, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 9 to Consolidated Financial Statements.

We expect 2014 capital expenditures to be approximately $105.0 million.

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

The list of important factors in Item 1A. Risk Factors does not necessarily present the risk factors in order of importance. This disclosure, including that under “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by us in this report and elsewhere from time to time, represents our best judgment as of the date the information is given. We do not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in our press releases) on related subjects.

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

Interest Rate Risk:    Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of November 30, 2013 would be approximately $1.1 million or $0.02 per diluted share.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 56 percent of net revenue was generated outside of the United States in 2013. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso , Turkish lira, Egyptian pound, Indian rupee, and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on 2013 financial results and foreign currency balance sheet positions as of November 30, 2013, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $6.4 million or $0.12 per diluted share.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries as of November 30, 2013 and December 1, 2012, and the related consolidated statements of income, comprehensive income, total equity, and cash flows for each of the fiscal years in the three-year period ended November 30, 2013. We also have audited H.B. Fuller Company’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of November 30, 2013 and December 1, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, MN

January 24, 2014

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 30, 2013	December 1, 2012	December 3, 2011
Net revenue	$2,046,968	$1,886,239	$1,444,085
Cost of sales	(1,476,797)	(1,368,963)	(1,040,253)

Gross profit	570,171	517,276	403,832
Selling, general and administrative expenses	(374,669)	(354,735)	(286,871)
Special charges, net	(45,087)	(52,467)	(7,499)
Asset impairment charges	—	(1,517)	(332)
Other income (expense), net	(3,751)	784	4,101
Interest expense	(19,120)	(19,793)	(10,811)

Income from continuing operations before income taxes and income from equity method investments	127,544	89,548	102,420
Income taxes	(39,949)	(30,479)	(31,211)
Income from equity method investments	8,380	9,218	9,006

Income from continuing operations	95,975	68,287	80,215
Income from discontinued operations, net of tax	1,211	57,568	8,832

Net income including non-controlling interests	97,186	125,855	89,047
Net (income) loss attributable to non-controlling interests	(425)	(233)	58

Net income attributable to H.B. Fuller	$96,761	$125,622	$89,105

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	$1.92	$1.37	$1.64
Income from discontinued operations	$0.02	$1.16	$0.18

Basic earnings per share	$1.94	$2.53	$1.82

Diluted
Income from continuing operations	$1.87	$1.34	$1.61
Income from discontinued operations	$0.02	$1.14	$0.18

Diluted earnings per share	$1.89	$2.48	$1.79

Weighted-average common shares outstanding:
Basic	49,893	49,571	48,991
Diluted	51,136	50,618	49,866
Dividends declared per common share	$0.385	$0.330	$0.295

See accompanying Notes to Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Years
	November 30, 2013	December 1, 2012	December 3, 2011
Net income including non-controlling interests	$97,186	$125,855	$89,047
Other comprehensive income (loss)
Foreign currency translation	(931)	(2,957)	3,389
Defined benefit pension plans adjustment, net of tax	68,196	(47,283)	(5,872)
Interest rate swaps, net of tax	41	41	42
Cash-flow hedges, net of tax	303	(394)	—

Other comprehensive income (loss)	67,609	(50,593)	(2,441)

Comprehensive income	164,795	75,262	86,606
Less: Comprehensive income attributable to non-controlling interests	370	261	(51)

Comprehensive income attributable to H.B. Fuller	$164,425	$75,001	$86,657

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 30, 2013	December 1, 2012
Assets
Current assets:
Cash and cash equivalents	$155,121	$200,436
Trade receivables, net	331,125	320,152
Inventories	221,537	208,531
Other current assets	85,046	70,225
Current assets of discontinued operations	1,865	—

Total current assets	794,694	799,344

Property, plant and equipment, net	434,387	329,016
Goodwill	263,103	254,345
Other intangibles, net	219,401	233,355
Other assets	161,443	168,395
Long-term assets of discontinued operations	—	1,865

Total assets	$1,873,028	$1,786,320

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$20,589	$22,613
Current maturities of long-term debt	—	22,500
Trade payables	201,575	163,062
Accrued compensation	76,218	71,400
Income taxes payable	10,830	24,865
Other accrued expenses	46,566	45,605
Current liabilities of discontinued operations	5,000	74

Total current liabilities	360,778	350,119

Long-term debt, excluding current maturities	472,315	475,112
Accrued pension liabilities	52,922	105,220
Other liabilities	51,835	68,190
Long-term liabilities of discontinued operations	—	5,000

Total liabilities	937,850	1,003,641

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,717	3,981
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000, Shares outstanding—50,228,543 and 49,903,266, for 2013 and 2012, respectively	50,229	49,903
Additional paid-in capital	44,490	37,965
Retained earnings	907,308	830,031
Accumulated other comprehensive income (loss)	(71,962)	(139,626)

Total H.B. Fuller stockholders’ equity	930,065	778,273

Non-controlling interests	396	425

Total equity	930,461	778,698

Total liabilities, redeemable non-controlling interest and total equity	$1,873,028	$1,786,320

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 27, 2010	$49,194	$22,701	$646,596	$(86,557)	$2,456	$634,390
Comprehensive income			89,105	(2,448)	(51)	86,606
Dividends			(14,712)			(14,712)
Stock option exercises	528	7,169				7,697
Share-based compensation plans other, net	122	7,486				7,608
Tax benefit on share-based compensation plans		1,140				1,140
Repurchase of common stock	(394)	(8,116)				(8,510)
Repurchase of non-controlling interest		(6,610)			(1,990)	(8,600)
Redeemable non-controlling interest					(42)	(42)

Balance at December 3, 2011	49,450	23,770	720,989	(89,005)	373	705,577
Comprehensive income			125,622	(50,621)	261	75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Tax benefit on share-based compensation plans		1,263				1,263
Repurchase of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	49,903	37,965	830,031	(139,626)	425	778,698
Comprehensive income			96,761	67,664	370	164,795
Dividends			(19,484)			(19,484)
Stock option exercises	462	8,429				8,891
Share-based compensation plans other, net	301	12,621				12,922
Tax benefit on share-based compensation plans		2,676				2,676
Repurchase of common stock	(437)	(17,201)				(17,638)
Redeemable non-controlling interest					(399)	(399)

Balance at November 30, 2013	$50,229	$44,490	$907,308	$(71,962)	$396	$930,461

See accompanying Notes to Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years
	November 30, 2013	December 1, 2012	December 3, 2011
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$97,186	$125,855	$89,047
Income from discontinued operations, net of tax	(1,211)	(57,568)	(8,832)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	39,149	38,713	28,888
Amortization	22,508	18,703	10,162
Deferred income taxes	9,648	(16,820)	5,740
(Income) from equity method investments, net of dividends received	4,559	(4,436)	(4,482)
Share-based compensation	12,317	9,728	7,741
Pension and other postretirement benefit plan contributions	(6,811)	(9,763)	(11,851)
Pension and other postretirement benefit plan income (expense)	(1,777)	1,854	(1,620)
Excess tax benefit from share-based compensation	(2,676)	(1,263)	(1,140)
Non-cash charge for the sale of inventories revalued at the date of acquisition	189	3,228	—
Asset impairment charges	—	1,517	332
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(7,281)	(17,341)	(18,428)
Inventories	(11,797)	(17,081)	(11,022)
Other assets	(13,848)	(4,313)	(775)
Trade payables	16,258	(4,845)	8,662
Accrued compensation	3,786	20,950	(3,387)
Other accrued expenses	4,793	4,909	1,652
Income taxes payable	(17,933)	15,173	6,464
Other liabilities	(3,263)	3,531	(2,948)
Other	(11,103)	(2,090)	(6,115)

Net cash provided by operating activities from continuing operations	132,693	108,641	88,088

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(124,288)	(35,913)	(32,834)
Purchased businesses, net of cash acquired	(8,614)	(412,606)	(6,000)
Purchased technology	(2,387)	—	—
Proceeds from sale of property, plant and equipment	2,135	1,756	2,542

Net cash used in investing activities from continuing operations	(133,154)	(446,763)	(36,292)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	107,034	584,208	218,000
Repayment of long-term debt	(129,502)	(292,333)	(240,500)
Net proceeds from (payments on) notes payable	(545)	(5,837)	1,081
Dividends paid	(19,334)	(16,454)	(14,550)
Distribution to redeemable non-controlling interest	(244)	—	—
Proceeds from stock options exercised	8,891	7,401	7,697
Excess tax benefit from share-based compensation	2,676	1,263	1,140
Purchased non-controlling interests	—	—	(8,600)
Proceeds from issuance of redeemable non-controlling interest	—	—	1,425
Repurchases of common stock	(17,638)	(4,333)	(8,510)

Net cash provided by (used in) financing activities from continuing operations	(48,662)	273,915	(42,817)
Effect of exchange rate changes on cash and cash equivalents	2,671	3,656	1,911

Net change in cash and cash equivalents from continuing operations	(46,452)	(60,551)	10,890
Cash provided by (used in) operating activities of discontinued operations	1,137	(13,893)	13,452
Cash provided by (used in) investing activities of discontinued operations, including proceeds from sale of business	—	120,231	(1,470)

Net change in cash and cash equivalents	(45,315)	45,787	22,872
Cash and cash equivalents at beginning of year	200,436	154,649	131,777

Cash and cash equivalents at end of year	$155,121	$200,436	$154,649

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$150	$126	$162
Cash paid for interest, net of amount capitalized of $1,921, $151 and $114 for the years ended November 30, 2013, December 1, 2012 and December 3, 2011, respectively	$23,574	$19,816	$13,235
Cash paid for income taxes, net of refunds	$41,920	$31,832	$16,607

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

Our business is reported in four operating segments: Americas Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa) and Asia Pacific. This represents a change from our previous structure of having five segments – North America Adhesives, Construction Products, EIMEA, Latin America Adhesives and Asia Pacific. This change was due to a change in our management reporting structure in the fourth quarter of 2013. Of the 2013 net revenue, Americas Adhesives operating segment accounted for 44 percent, Construction Products 8 percent, EIMEA 36 percent and Asia Pacific 12 percent.

The Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets including assembly (appliances, filters, construction, electronics, etc.), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors, wood flooring) and textile (footwear, sportswear, etc.).

The Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.).

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. For fiscal years 2013 and 2012, this equity method investment exceeded the 10 percent threshold but not the 20 percent threshold test for a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As such, summarized financial information as of November 30, 2013 and December 1, 2012 for Sekisui-Fuller Company, Ltd. is as follows:

	As of November 30, 2013	As of December 1, 2012
Current assets	$89,053	$117,597
Non-current assets	21,152	25,704
Current liabilities	42,835	48,298
Non-current liabilities	2,090	2,653

	For the year ended November 30, 2013	For the year ended December 1, 2012
Net revenue	$194,705	$222,589
Gross profit	54,672	63,596
Net income	16,760	18,436

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were November 30, 2013, December 1, 2012 and December 3, 2011 for 2013, 2012 and 2011, respectively. Every five or six years we have a 53rd week in our fiscal year. 2011 was a 53-week year.

Use of Estimates:    Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:    For shipments made to customers, title generally passes to the customer when all requirements of the sales arrangement have been completed, which is generally at the time of delivery. Revenue from product sales is recorded when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable. Shipping terms include title transfer at either shipping point or destination. Stated terms in sale agreements also include payment terms and freight terms. Net revenues include shipping revenues as appropriate.

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 605-50, “Customer Payments and Incentives”. Customer rebates recorded in the Consolidated Statements of Income as a reduction in net revenue, were $11,552, $9,707 and $14,751 in 2013, 2012 and 2011, respectively.

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

Restrictions on Cash:    There were no restrictions on cash as of November 30, 2013. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of investments, loans or advances to us, except for credit facility limitations in excess of $75,000 and typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered permanently reinvested.

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

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 32 percent of consolidated inventories. During 2013 and 2012 there were no liquidations of LIFO inventory layers. During 2011 reductions in inventory quantities resulted in liquidations of LIFO inventory layers causing an increase in net pre-tax income of $273. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted-average actual cost) or market value.

Investments:    Investments with a value of $8,490 represent the cash surrender value of life insurance contracts on November 30, 2013. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “other income (expense), net”.

Investments in Equity Securities Carried at Cost:    Fair value of cost method investments is assessed according to accounting standards. During 2012, we determined the fair value of one of our cost basis investments was lower than the investment value on our balance sheet based on investor approval of a buy-out offer from the majority shareholder; and, the fair value of another of our cost basis investments was lower than the investment value on our balance sheet based on a recently completed round of additional financing. Since both of these impairments were considered other than temporary, we recorded non-cash charges associated with these impairments of $1,517. We did not have any impairment of our cost method investments for the years ended November 30, 2013 and December 3, 2011. The book value of the cost method investments as of November 30, 2013 was $1,674 and $2,085 as of December 1, 2012.

Property, Plant and Equipment:    Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $1,921, $151 and $114 were capitalized in 2013, 2012 and 2011, respectively.

Goodwill:    We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on our 2013 annual assessment, we determined that none of our goodwill was impaired.

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

Pension and Other Postretirement Benefits:    We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S. we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Note 11 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

Asset Retirement Obligations:    We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,236 and $3,623 at November 30, 2013 and December 1, 2012, respectively.

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

(shares in thousands)	2013	2012	2011
Net income attributable to H.B. Fuller	$96,761	$125,622	$89,105
Weighted-average common shares—basic	49,893	49,571	48,991
Equivalent shares from share-based compensation plans	1,243	1,047	875

Weighted-average common and common equivalent shares—diluted	51,136	50,618	49,866

Share-based compensation awards for 112,367, 7,372 and 856,593 shares for 2013, 2012 and 2011, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 62,124, 54,289 and 48,675 shares of common stock in 2013, 2012 and 2011, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On September 30, 2010, the Board of Directors authorized a new share repurchase program of up to $100,000 of our outstanding common shares. During 2013, we repurchased 375,000 shares for $15,292 under this program. During 2012 we repurchased 100,000 shares for $2,999 and during 2011, we repurchased 345,446 shares for $7,491 under this program. See Note 10 to the Consolidated Financial Statements for further information.

Recently Adopted Accounting Pronouncements:    In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” These updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retroactively. We adopted the new requirements in the first quarter of our 2013 fiscal year. The adoption of these updates did not have an impact on our consolidated results of operations or financial condition.

New Accounting Pronouncements: In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of AOCI” which further amended the disclosure requirements for comprehensive income. The update requires entities to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the Consolidated Financial Statements or parenthetically on the face of the Consolidated Statements of Income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 which is our fiscal year 2014 and is to be applied prospectively. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013 which is our fiscal 2015 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

Note 2:    Acquisitions and Divestitures

Acquisitions

Plexbond Quimica, S.A.:    On June 6, 2013 we acquired Plexbond Quimica, S.A., a provider of chemical urethane adhesives and polyurethane resins based in Curitiba, Brazil. This acquisition enhances our position in the South American adhesives industry. The acquisition was a stock purchase and encompassed all of Plexbond Quimica, S.A.’s business operations.

The purchase price of $10,239 was funded through existing cash and was recorded in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $326, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

The fair value measurement was preliminary at November 30, 2013 subject to further review and final resolution of any purchase price adjustments. We expect the fair value measurement process to be completed in the second quarter of 2014.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation November 30, 2013
Current assets	$5,179
Property, plant and equipment	2,275
Goodwill	3,626
Other intangibles
Customer relationships	3,529
Noncompetition agreements	565
Other assets	608
Current liabilities	(3,684)
Other liabilities	(1,859)

Total purchase price	$10,239

Our expected lives of the acquired intangible assets are customer relationships 10 years and noncompetition agreements 8 years.

Engent, Inc.:    On September 10, 2012 we acquired the outstanding shares of Engent, Inc., a provider of manufacturing, research and development services to the electronics industry. The purchase price of $7,881 was funded through existing cash and was recorded in our Americas Adhesives operating segment.

In addition to the initial consideration, the former owners of the Engent, Inc. business are entitled to receive a series of annual cash payments based on certain financial performance criteria during the period September 10, 2012 through November 28, 2015 up to a maximum additional consideration of $2,000. We used a probability-weighted present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The resulting fair value of the contingent consideration was $1,200 which was recorded in other liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are reflected as SG&A expenses in the Consolidated Statements of Income.

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

During 2013, we reduced the fair value of the contingent consideration liability to $131.

Forbo Industrial Adhesives:    On March 5, 2012 we acquired the global industrial adhesives and synthetic polymers business of Forbo Holding AG. The purchase price was 368,514 Swiss francs or $403,100 which we financed with the proceeds from our March 5, 2012 note purchase agreement and a term loan. The acquisition was recorded in our Americas Adhesives, EIMEA and Asia Pacific operating segments.

During 2013 we completed our final purchase price allocation including final tax adjustments. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

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

Liquamelt Corp.:    On April 15, 2011 we acquired the principal assets and certain liabilities of Liquamelt Corp., a manufacturer and marketer of adhesives and a unique adhesive dispensing system for $6,000. This innovative adhesive system delivers room temperature liquid adhesive to the point of application where it is activated and dispensed. It rapidly forms strong bonds over a wide variety of substrates. The acquisition was recorded in our Americas Adhesives operating segment.

In addition to the initial consideration, the former owners of the Liquamelt business, are entitled to receive a series of semi-annual cash payments based on certain financial performance criteria during the period April 15, 2011 through November 26, 2016 up to a maximum additional consideration of $7,000. We used a present value technique based on expected future cash flows to estimate the fair value of the contingent consideration. The initial fair value of the contingent consideration was $1,919 which was recorded in long-term liabilities and increased goodwill. Each reporting period we determine the fair value of the contingent consideration liability and any changes in value are recognized as SG&A expense in the Consolidated Statements of Income. We have reduced the fair value of the contingent consideration liability to $435 as of November 30, 2013.

Divestitures

Central America Paints:    On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A for cash proceeds of $118,459. In accordance with ASC 205-20 “Discontinued Operations”, we have classified the results of this business as discontinued operations. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration was included in current liabilities of discontinued operations in the Consolidated Balance Sheets at November 30, 2013 as we expect the purchase agreement contingencies to be resolved in 2014.

Revenue and income from discontinued operations for the years ended November 30, 2013, December 1, 2012 and December 3, 2011 were as follows:

	Fiscal Years
	November 30, 2013	December 1, 2012	December 3, 2011
Net revenue	$—	$73,143	$113,466
Income from operations	—	8,235	12,572
Gain on sale of discontinued operations	—	66,179	—
Income taxes	1,211	(16,846)	(3,740)

Net income from discontinued operations	$1,211	$57,568	$8,832

In the third quarter of 2013, in conjunction with filing the fiscal year 2012 tax return, we recorded a reduction in the tax expense related to the sale of the Central America Paints business of $1,211.

Income taxes for the year ended December 1, 2012 included $15,119 of tax expense related to the gain on the sale of discontinued operations.

The major classes of assets and liabilities of discontinued operations as of November 30, 2013 and December 1, 2012 were as follows:

	November 30, 2013	December 1, 2012
Other current assets	$1,865	$—

Current assets of discontinued operations	1,865	—
Other assets	—	1,865

Long-term assets of discontinued operations	—	1,865
Trade payables	$—	$74
Other accrued expenses	5,000	—

Current liabilities of discontinued operations	5,000	74
Other liabilities	—	5,000

Long-term liabilities of discontinued operations	—	5,000

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

Non-qualified stock options are granted to officers and key employees at prices not less than fair market value at the date of grant. These non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 33.3 percent and generally have a contractual term of 10 years. Options exercised represent newly issued shares.

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

Year 2013 Master Incentive Plan:    This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan.

2009 Directors’ Stock Incentive Plan:    This plan permits granting of (a) shares for amounts non-employee directors defer under the Directors’ Deferred Compensation Plan and (b) discretionary grants of restricted stock, stock options, stock appreciation rights, performance awards and other stock awards.

Year 2000 Stock Incentive Plan:    This plan was replaced by the 2013 Master Incentive Plan in 2013 and will no longer grant awards to employees. This plan allowed granting of awards to employees. The plan permitted granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan.

Key Employee Deferred Compensation Plan:    This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units representing shares of company common stock. We provide a 10 percent match on deferred compensation invested in these units.

Grant-Date Fair Value:    We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2013, 2012 and 2011 were calculated using the following assumptions:

	2013	2012	2011
Expected life (in years)	4.75	4.75	4.75
Weighted-average expected volatility	47.28%	51.60%	52.13%
Expected volatility range	39.25% - 48.02%	48.79% - 51.76%	50.45% - 52.30%
Risk-free interest rate	0.77%	0.71%	1.87%
Expected dividend yield	0.87%	1.05%	1.31%
Weighted-average fair value of grants	$15.05	$11.52	$9.10

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

Total share-based compensation expense was $12,317, $9,728 and $7,741 for 2013, 2012 and 2011, respectively. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2013, 2012 and 2011, there was $2,676, $1,263 and $1,140 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $15,005 at November 30, 2013 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of November 30, 2013, $7,465 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.5 years. Unrecognized compensation costs related to unvested restricted stock shares was $7,302 and unvested restricted stock units was $1,967, both are expected to be recognized over a weighted-average period of 1.2 years.

Share-based Activity

The option activity for the years ended November 30, 2013 and December 1, 2012 is summarized below:

	Options	Weighted- Average Exercise Price
Outstanding at December 3, 2011	2,423,366	$19.29
Granted	548,449	28.75
Exercised	(430,000)	17.42
Forfeited or cancelled	(112,065)	22.03

Outstanding at December 1, 2012	2,429,750	$21.63

Granted	493,173	40.07
Exercised	(462,427)	19.23
Forfeited or cancelled	(30,535)	28.57

Outstanding at November 30, 2013	2,429,961	$25.74

The fair value of options granted during 2013, 2012 and 2011 was $7,425, $6,318 and $4,878, respectively. Total intrinsic value of options exercised during 2013, 2012 and 2011 was $9,842, $5,191 and $4,231, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 30, 2013 were $8,891.

The nonvested restricted stock activity for the years ended November 30, 2013 and December 1, 2012, is summarized below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 3, 2011	127,117	271,762	398,879	$23.18	1.0
Granted	88,536	128,427	216,963	28.64	2.2
Vested	(52,788)	(134,810)	(187,598)	24.66	—
Forfeited	(21,681)	(20,148)	(41,829)	24.78	1.6

Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9
Granted	62,701	186,352	249,053	39.66	1.7
Vested	(66,446)	(113,411)	(179,857)	37.85	—
Forfeited	(2,208)	(5,727)	(7,935)	32.17	1.4

Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2

Total fair value of restricted stock vested during 2013, 2012, and 2011 was $6,807, $4,626 and $4,447, respectively. The total fair value of nonvested restricted stock at November 30, 2013 was $9,269.

We repurchased 62,124, 54,289 and 48,675 restricted stock shares during 2013, 2012 and 2011, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended November 30, 2013 and December 1, 2012 is summarized below:

	Non-employee Directors	Employees	Total
Units outstanding December 3, 2011	314,560	77,273	391,833
Participant contributions	15,836	3,215	19,051
Company match contributions[1]	20,414	599	21,013
Payouts	(12,041)	(12,425)	(24,466)

Units outstanding December 1, 2012	338,769	68,662	407,431

Participant contributions	14,145	2,299	16,444
Company match contributions[1]	14,802	256	15,058
Payouts	(55,036)	(9,929)	(64,965)

Units outstanding November 30, 2013	312,680	61,288	373,968

[1]	The non-employee directors’ company match includes 11,908 and 18,030 deferred compensation units paid as discretionary awards to all non-employee directors in 2013 and 2012, respectively.

The fair value of non-employee directors company matches for 2013, 2012 and 2011 was $49, $78 and $78, respectively. The fair value of the non-employee directors’ discretionary award was $480 for 2013, $560 for 2012 and $490 for 2011. The fair value of employee company matches was $8 for 2013 and $14 for 2012 and $14 for 2011.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2013, 2012 and 2011 follow.

	2013	2012	2011
Foreign currency transaction losses, net	$(4,106)	$(1,204)	$(1,488)
Interest income	737	1,731	2,265
Gain on disposal of fixed assets	323	555	1,736
Other, net	(705)	(298)	1,588

Total other income (expense), net	$(3,751)	$784	$4,101

Research and development expenses (included in selling, general and administrative expenses)	$24,570	$21,254	$20,751

Balance Sheet Information

Additional details of balance sheet amounts as of November 30, 2013 and December 1, 2012 follow.

Inventories	2013	2012
Raw materials	$119,536	$110,820
Finished goods	122,584	119,123
LIFO reserve	(20,583)	(21,412)

Total inventories	$221,537	$208,531

Other current assets
Other receivables	$20,728	$13,127
Prepaid income taxes	8,604	6,674
Deferred income taxes	18,867	15,804
Prepaid expenses	31,785	32,573
Assets held for sale	5,062	2,047

Total other current assets	$85,046	$70,225

Property, plant and equipment
Land	$57,991	$59,102
Buildings and improvements	258,403	260,328
Machinery and equipment	603,520	567,145
Construction in progress	112,878	21,145

Total, at cost	1,032,792	907,720
Accumulated depreciation	(598,405)	(578,704)

Net property, plant and equipment	$434,387	$329,016

Other assets
Investments and company owned life insurance	$11,963	$13,192
Equity method investments	40,700	45,259
Cost method investments	1,674	2,085
Long-term deferred income taxes	28,465	83,717
Prepaid pension costs	38,363	328
Prepaid postretirement other than pension	6,858	—
Other long-term assets	33,420	23,814

Total other assets	$161,443	$168,395

Income taxes payable	2013	2012
Current income taxes payable	$8,936	$23,679
Current deferred income taxes	1,894	1,186

Total income taxes payable	$10,830	$24,865

Other accrued expenses
Taxes other than income taxes	$17,943	$12,195
Interest	4,471	4,617
Product liability	1,175	3,172
Accrued expenses	22,977	25,621

Total other accrued expenses	$46,566	$45,605

Other liabilities
Asset retirement obligation	$3,236	$3,623
Long-term deferred income taxes	20,599	23,757
Long-term deferred compensation	5,285	4,294
Long-term involuntary termination benefits	745	3,337
Postretirement other than pension	3,159	20,307
Other long-term liabilities	18,811	12,872

Total other liabilities	$51,835	$68,190

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2013, 2012 and 2011 follow.

	2013	2012	2011
Balance at beginning of year	$7,513	$4,272	$5,507
Charged to expenses	3,267	3,680	925
Write-offs	(2,369)	(368)	(2,187)
Effect of exchange rates	127	(71)	27

Balance at end of year	$8,538	$7,513	$4,272

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	November 30, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$49,871	$49,878	$(7)
Interest rate swap, net of taxes of $36	(94)	(94)	—
Cash-flow hedges, net of taxes of $57	(91)	(91)	—
Defined benefit pension plans adjustment, net of taxes of $65,210	(121,655)	(121,655)	—

Total accumulated other comprehensive income (loss)	$(71,969)	$(71,962)	$(7)

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment, net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

	December 3, 2011
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$53,759	$53,739	$20
Interest rate swap, net of taxes of $68	(176)	(176)	—
Defined benefit pension plans adjustment net of taxes of $77,586	(142,568)	(142,568)	—

Total accumulated other comprehensive income (loss)	$(88,985)	$(89,005)	$20

Note 5:    Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During 2013, 2012 and 2011 we incurred special charges, net of $45,087, $52,467 and $7,499, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Fiscal Years
	2013	2012	2011
Acquisition and transformation related costs:
Professional services	$8,698	$24,647	$4,410
Financing availability costs	—	4,300	—
Foreign currency option contract	—	841	3,089
Gain on foreign currency forward contracts	—	(11,621)	—
Other related costs	8,736	2,010	—
Restructuring costs:
Workforce reduction costs	9,784	28,087	—
Facility exit costs	17,869	4,203	—

Special charges, net	$45,087	$52,467	$7,499

Professional services of $8,698, $24,647 and $4,410 for 2013, 2012 and 2011, respectively, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments.

During 2013, we incurred other incremental transformation related costs of $8,736 including the cost of personnel directly working on the integration, workforce reduction costs of $9,784 and cash facility exit costs of $11,804 and non-cash facility exit costs of $6,065 related to the Business Integration Project. During 2012, we incurred other incremental transformation related costs of $2,010 including the cost of personnel directly working on the integration, workforce reduction costs of $28,087 and cash facility exit costs of $1,033 and non-cash facility exit costs of $3,170 related to the Business Integration Project.

For 2012 we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed. During 2012 and 2011we incurred expenses of $841 and $3,089, respectively, related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For 2012 the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

For the year ended November 30, 2013 and December 1, 2012, the activity in accrued compensation associated with the Business Integration Project, is as follows:

	2013	2012
Balance at beginning of year	$19,848	$—
Restructuring charges	9,784	28,087
Cash payments	(12,595)	(5,308)
Foreign currency translation adjustment	1,020	(2,931)

Balance at end of year	$18,057	$19,848

Of the $18,057 in accrued restructuring costs at November 30, 2013 $17,312 was included in accrued compensation and $745 was included in other liabilities on our Consolidated Balance Sheets, as this portion was not expected to be paid within the next year. Of the $19,848 in accrued restructuring costs at December 1, 2012, $16,511 was included in accrued compensation and $3,337 was included in other liabilities on our Consolidated Balance Sheets. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

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

Note 7:    Goodwill and Other Intangible Assets

The reporting units goodwill balances as of November 30, 2013 and December 1, 2012, follow. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions. See Note 2 to the Consolidated Financial Statements for more information on acquisitions.

	2013	2012
North America Adhesives	$61,302	$62,031
Latin America	10,815	7,041
Construction Products	13,337	13,337
EIMEA	151,675	144,824
Asia Pacific	25,974	27,112

Total	$263,103	$254,345

Additional details on the goodwill balance for 2013 and 2012 follow.

	2013	2012
Balance at beginning of year	$254,345	$114,895
Engent, Inc. acquisition (Note 2)	247	5,434
Forbo Industrial Adhesives (Note 2)	343	136,658
Plexbond Quimica, S.A. acquisition (Note 2)	3,626	—
Foreign currency translation effect	4,542	(2,642)

Balance at end of year	$263,103	$254,345

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In the fourth quarter of 2013, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. There were no indications of impairment in any of our reporting units. We also performed a sensitivity analysis by using a discount rate at the high end of our range to confirm the reasonableness of our goodwill impairment analysis. No indications of impairment in any of our reporting units were indicated by the sensitivity analysis.

In the North America Adhesives and EIMEA reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The calculated fair values of the Construction Products, Latin America and Asia Pacific reporting units exceeded their carrying value by approximately 70 percent, 83 percent and 38 percent, respectively. In all three of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin.

See Note 1 to the Consolidated Financial Statements for further information on our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of November 30, 2013
Original cost	$45,710	$231,696	$43,780	$321,186
Accumulated amortization	(9,706)	(77,192)	(15,480)	(102,378)

Net identifiable intangibles	$36,004	$154,504	$28,300	$218,808

Weighted-average useful lives (in years)	11	17	13	16

As of December 1, 2012
Original cost	$43,304	$226,478	$42,838	$312,620
Accumulated amortization	(5,924)	(62,727)	(11,170)	(79,821)

Net identifiable intangibles	$37,380	$163,751	$31,668	$232,799

Weighted-average useful lives (in years)	11	17	13	16

Amortization expense with respect to amortizable intangible assets was $22,508, $18,703 and $10,162 in 2013, 2012 and 2011, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2014	2015	2016	2017	2018	Thereafter
Amortization Expense	$22,095	$21,575	$21,385	$21,009	$20,503	$112,241

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 30, 2013 and December 1, 2012 totaling $593 and $556, respectively, relate to trademarks and trade names. The change in non-amortizable assets in 2013 compared to 2012 was due to changes in currency exchange rates.

Note 8:    Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $20,589 at November 30, 2013. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 8.9 percent, 11.3 percent and 11.3 percent in 2013, 2012 and 2011, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 30, 2013.

Long-Term Debt

Long-Term Debt	Weighted-Average Interest Rate at November 30, 2013	Fiscal Year Maturity Date	2013	2012
Revolving credit line	1.45%	2017	$—	$—
Term Loan (1)	0.79%	2013	—	22,500
Term Loan (2)	1.67%	2017	66,250	66,250
Senior Notes, Series A1	1.93%	2017	18,215	18,646
Senior Notes, Series B2	1.81%	2017	35,551	36,454
Senior Notes, Series C3	3.12%	2020	37,299	38,762
Senior Notes, Series D4	5.61%	2020	65,000	65,000
Senior Notes, Series E5	4.12%	2022	250,000	250,000

Total debt			472,315	497,612
Less: current maturities			—	(22,500)

Total long-term debt, excluding current maturities			$472,315	$475,112

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

On March 5, 2012, we entered into a credit agreement with a consortium of financial institutions under which we established a $200,000 multi-currency revolving credit facility and a $150,000 term loan (term loan 2) that we can use to repay existing indebtedness, finance working capital needs, and for general corporate purposes. Interest on the revolving credit facility is payable at the LIBOR plus 1.275 percent. A facility fee of 0.225 percent is payable quarterly. The interest rate on term loan 2 is payable at the LIBOR rate plus 1.50 percent. The interest rates and the facility fee are based on a rating grid. The credit agreement replaced our existing revolving credit facilities and expires on March 5, 2017.

Long-term debt had an estimated fair value of $515,287 and $562,010 as of November 30, 2013 and December 1, 2012, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of November 30, 2013, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term lines of credit	$200,000	$—	$200,000

A revolving credit agreement with a consortium of financial institutions accounted for the entire committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that can be drawn upon for general corporate purposes up to a maximum of $200,000. The credit agreement expires on March 5, 2017.

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At November 30, 2013 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations	$—	$—	$—	$120,016	$—	$352,299

Note 9:    Income Taxes

Income from continuing operations before income taxes and income from equity method investments	2013	2012	2011
United States	$81,788	$69,287	$48,782
Non-U.S.	45,756	20,261	53,638

Total	$127,544	$89,548	$102,420

Components of the provision for income tax expense (benefit)	2013	2012	2011
Current:
U.S. federal	$16,999	$25,637	$6,286
State	1,372	2,663	1,191
Non-U.S.	11,930	18,999	17,994

	30,301	47,299	25,471

Deferred:
U.S. federal	8,101	(12,314)	7,515
State	2,244	(398)	676
Non-U.S.	(697)	(4,108)	(2,451)

	9,648	(16,820)	5,740

Total	$39,949	$30,479	$31,211

Reconciliation of effective income tax	2013	2012	2011
Statutory U.S. federal income tax rate	$44,641	$31,342	$35,847
State income taxes, net of federal benefit	2,351	1,472	1,202
Foreign dividend repatriation	467	(9,004)	(536)
Foreign operations	(12,598)	(7,911)	(3,028)
Interest income not taxable in the U.S.	(1,789)	(1,802)	(1,784)
Change in valuation allowance	1,819	5,502	—
Tax impact of special charges, net	5,998	10,209	—
Other	(940)	671	(490)

Total	$39,949	$30,479	$31,211

Deferred income tax balances at each year-end related to	2013	2012
Depreciation and amortization	$(45,917)	$(32,731)
Employee benefit costs	35,686	71,100
Foreign tax credit carryforward	14,567	13,510
Tax loss carryforwards	20,781	12,355
Other	14,343	22,669

	39,460	86,903
Valuation allowance	(14,621)	(12,325)

Net deferred tax assets	$24,839	$74,578

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment recorded in accumulated other comprehensive income (loss).

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance of $2,296 during 2013 is primarily due to an increase in the valuation allowance on deferred tax assets in our non-U.S. entities that do not meet the more-likely-than-not realization test.

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. We believe it is more-likely-than-not that forecasted income and the source of that income, together with the tax effects of the deferred tax liabilities and tax planning strategies, will be sufficient to fully recover the net deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

U.S. income taxes have not been provided on approximately $420,407 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $82,714 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $54,590 can be carried forward indefinitely, while the remaining $28,124 of tax losses must be utilized during 2014 to 2021.

The U.S. has a foreign tax credit carryforward of $14,567 which will expire between 2019 and 2023.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended November 30, 2013 and December 1, 2012. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2013	2012
Balance at beginning of year	$4,886	$5,584
Tax positions related to the current year:
Additions	900	1,215
Tax positions related to prior years:
Additions	378	297
Reductions	(160)	(1,844)
Settlements	(105)	(67)
Lapses in applicable statutes of limitation	(748)	(299)

Balance at end of year	$5,151	$4,886

Included in the balance of unrecognized tax benefits as of November 30, 2013, are potential benefits of $4,682 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 30, 2013, we recognized a net benefit for interest and penalties of $36 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $591 as of November 30, 2013. For the year ended December 1, 2012, we recognized net expense for interest and penalties of $25 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $666 as of December 1, 2012.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2010 or Swiss income tax examination for years prior to 2008. There have been no Swiss income tax examinations for 2008 and subsequent years. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

Note 10:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 50,228,543 and 49,903,266 shares issued and outstanding at November 30, 2013 and December 1, 2012, respectively.

On September 30, 2010, the Board of Directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. During 2013, we repurchased 375,000 shares for $15,292 and during 2012, we repurchased 100,000 shares for $2,999 under this program. Up to $74,218 of our outstanding common shares may still be repurchased under the share repurchase program.

Common Shares Outstanding	2013	2012	2011
Beginning balance	49,903,266	49,449,579	49,194,251
Stock options exercised	462,427	430,000	538,709
Shares swapped for stock option exercises	—	(3,619)	(11,017)
Deferred compensation paid	51,521	19,389	17,233
Restricted units vested	67,828	53,927	49,640
Restricted shares granted	186,352	128,427	145,038
Shares withheld for taxes	(62,124)	(54,289)	(48,675)
Restricted shares forfeited	(5,727)	(20,148)	(90,154)
Shares repurchased under repurchase program	(375,000)	(100,000)	(345,446)

Ending balance	50,228,543	49,903,266	49,449,579

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

At the end of 2011, we repurchased the 20 percent holding that Sekisui Chemical had in our China entities. The table below presents the effect of this repurchase on our stockholders’ equity:

	2013	2012	2011
Net income attributable to H.B. Fuller	$96,761	$125,622	$89,105
Decrease in additional paid-in-capital for repurchase of non-controlling interest	—	—	(6,610)

Change from net income attributable to H.B. Fuller and transfers to non-controlling interest	$96,761	$125,622	$82,495

Note 11:    Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee’s pre-tax earnings, based on the employee’s contributions. All employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2013 was $8,022 which included the cost of the 4 percent company match of $4,366 and the additional 3 percent contribution of $3,656. The total contributions to the 401(k) plan were $6,606 and $5,211 in 2012 and 2011, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $5,269 and $6,702 in 2013 and 2012, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 30, 2013 and December 1, 2012:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Change in projected benefit obligation	2013	2012	2013	2012	2013	2012
Benefit obligation at beginning of year	$394,623	$326,627	$204,180	$137,439	$63,206	$53,749
Acquisition	—	—	—	32,162	—	—
Service cost	106	90	1,799	1,457	623	541
Interest cost	14,719	16,098	7,486	8,222	2,133	2,469
Participant contributions	—	—	—	—	523	665
Actuarial (gain)/loss	(44,510)	67,827	(3,633)	34,527	(11,524)	10,157
Other	—	—	—	(139)	—	—
Curtailments	(796)	—	(436)	(228)	—	—
Settlement	—	—	(1,325)	(203)	—	—
Divestitures	—	—	—	(1,237)	—	—
Benefits paid	(16,474)	(16,019)	(7,927)	(7,640)	(4,150)	(4,375)
Currency change effect	—	—	6,263	(180)	—	—

Benefit obligation at end of year	347,668	394,623	206,407	204,180	50,811	63,206

Change in plan assets
Fair value of plan assets at beginning of year	332,308	304,540	164,086	124,303	42,569	37,289
Acquisition	—	—	—	18,839	—	—
Actual return on plan assets	40,905	42,282	16,473	19,272	11,964	5,367
Employer contributions	1,494	1,505	2,027	4,635	3,290	3,623
Participant contributions	—	—	—	—	523	665
Other	—	—	—	(139)	—	—
Benefits paid¹	(16,474)	(16,019)	(5,871)	(2,764)	(4,150)	(4,375)
Currency change effect	—	—	5,437	(60)	—	—

Fair value of plan assets at end of year	358,233	332,308	182,152	164,086	54,196	42,569
Plan assets in excess of (less than) benefit obligation as of year end	$10,565	$(62,315)	$(24,255)	$(40,094)	$3,385	$(20,637)

1	Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Unrecognized actuarial loss	$100,579	$170,813	$64,290	$77,905	$25,988	$51,469
Unrecognized prior service cost (benefit)	147	298	(21)	(24)	(6,317)	(10,452)

Ending balance	$100,726	$171,111	$64,269	$77,881	$19,671	$41,017

Statement of financial position as of fiscal year-end	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Non-current assets	$29,560	$—	$8,959	$384	$6,858	$—
Accrued benefit cost
Current liabilities	(1,505)	(1,495)	(2,711)	(3,291)	(314)	(311)
Non-current liabilities	(17,490)	(60,820)	(30,503)	(37,187)	(3,159)	(20,326)

Ending balance	$10,565	$(62,315)	$(24,255)	$(40,094)	$3,385	$(20,637)

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $385,819 at November 30, 2013 and $365,117 at December 1, 2012. The accumulated benefit obligation of the non-U.S. pension plans was $197,750 at November 30, 2013 and $129,166 at December 1, 2012.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 30, 2013 and December 1, 2012:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Accumulated benefit obligation	$18,673	$439,974	$116,265	$138,318
Fair value of plan assets	—	374,877	91,708	107,727

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 30, 2013 and December 1, 2012:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Projected benefit obligation	$18,996	$457,829	$124,922	$148,206
Fair value of plan assets	—	374,877	91,708	107,727

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Employer contributions
2014	$1,505	$765	$3,721
Expected benefit payments
2014	$17,325	$9,738	$3,721
2015	17,791	8,605	3,723
2016	18,364	8,644	3,728
2017	19,075	9,016	3,736
2018	19,649	9,185	3,738
2019-2023	105,633	49,727	18,346

Components of net periodic benefit cost and other supplemental information for the years ended November 30, 2013, December 1, 2012 and December 3, 2011 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$106	$90	$2,304	$1,799	$1,457	$1,364	$623	$541	$514
Interest cost	14,719	16,098	16,736	7,486	8,222	7,449	2,133	2,469	2,676
Expected return on assets	(22,720)	(23,758)	(25,438)	(9,390)	(8,021)	(7,881)	(3,725)	(3,263)	(3,087)
Amortization:
Prior service cost	49	49	24	(4)	(4)	(4)	(4,134)	(4,693)	(4,693)
Actuarial (gain)/ loss	6,742	3,858	3,689	3,778	2,487	2,723	5,717	5,155	5,932
Divestitures	—	—	—	—	7	—	—	—	—
Curtailment (gain)/loss	102	—	101	53	46	—	—	—	—
Settlement charge/(credit)	—	—	—	153	65	—	—	—	—

Net periodic benefit cost (benefit)	$(1,002)	$(3,663)	$(2,584)	$3,875	$4,259	$3,651	$614	$209	$1,342

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of November 30, 2013
Amortization of prior service cost (benefit)	$29	$(4)	$(3,771)
Amortization of net actuarial (gain) loss	4,575	3,002	2,709

	$4,604	$2,998	$(1,062)

	Pension Benefits						Other Postretirement Benefits
Weighted-average assumptions used to Determine benefit obligations	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.74%	3.81%	5.05%	3.74%	3.79%	5.36%	4.34%	3.46%	4.73%
Rate of compensation increase[1]	4.50%	4.50%	5.00%	1.84%	1.87%	2.14%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.81%	5.05%	5.46%	3.74%	5.26%	5.10%	3.46%	4.73%	4.96%
Expected return on plan assets	7.75%	8.00%	8.00%	5.96%	6.08%	6.18%	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	5.00%	4.17%	1.84%	1.86%	2.13%	N/A	N/A	N/A

[1]

Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2013 and 2012 and the 5.00 percent rate for 2011 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.77 percent at November 30, 2013, as compared to 3.83 percent at December 1, 2012 and 5.07 percent at December 3, 2011. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 30, 2013 would increase pension and other postretirement plan expense approximately $318 (pre-tax) in fiscal 2014. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2013 compared to 8.00 percent for 2012 and 8.00 percent for 2011. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2013 the expected long-term rate of return on the target equities allocation was 8.5 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,062 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.96 percent in 2013 compared to 6.08 percent in 2012 and 6.18 percent in 2011. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in Germany and the United Kingdom respectively. The expected long-term rate of return on plan assets for Germany was 5.75 percent and the expected long-term rate of return on plan assets for the United Kingdom was 6.6 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2013	2012	2011
Health care cost trend rate assumed for next year	7.25%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2019	2018	2018

Sensitivity Information:    A one-percentage point change in the health care cost trend rate would have the following effects on the November 30, 2013 service and interest cost and the accumulated postretirement benefit obligation at November 30, 2013:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$2	$(114)
Effect on accumulated postretirement benefit obligation	$27	$(2,452)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2013 and 2012 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2013	2013	2012	2013	2013	2012	2013	2013	2012
Asset Category
Equities	60.0%	61.9%	60.4%	50.2%	50.2%	48.0%	0.0%	0.0%	0.0%
Fixed income	40.0%	37.3%	38.8%	48.4%	46.4%	48.6%	0.0%	0.0%	0.0%
Real Estate	0.0%	0.0%	0.0%	1.4%	1.1%	1.1%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.4%	98.7%
Cash	0.0%	0.8%	0.8%	0.0%	2.3%	2.3%	0.0%	0.6%	1.3%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2013 and 2012. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2013 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2014.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2012 we acquired plans in the United Kingdom, Germany and France. During 2013 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2014.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2013 and 2012. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 14 to the Consolidated Financial Statements.

	November 30, 2013
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$132,768	$88,946	$—	$221,714
Fixed income	50,925	82,411	463	133,799
Cash	2,720	—	—	2,720

Total	$186,413	$171,357	$463	$358,233

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$34,045	$57,380	$—	$91,425
Fixed income	48,767	35,158	590	84,515
Real Estate	—	—	1,940	1,940
Cash	4,272	—	—	4,272

Total	$87,084	$92,538	$2,530	$182,152

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$53,875	$53,875
Cash	321	—	—	321

Total	$321	$—	$53,875	$54,196

	December 1, 2012
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$121,792	$78,920	$—	$200,712
Fixed income	51,994	76,445	516	128,955
Cash	2,641	—	—	2,641

Total	$176,427	$155,365	$516	$332,308

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,086	$48,651	$—	$78,737
Fixed income	46,340	32,937	514	79,791
Real Estate	—	—	1,768	1,768
Cash	3,790	—	—	3,790

Total	$80,216	$81,588	$2,282	$164,086

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$42,001	$42,001
Cash	568	—	—	568

Total	$568	$—	$42,001	$42,569

The definitions of fair values of our pension and other postretirement benefit plan assets at November 30, 2013 and December 1, 2012 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended November 30, 2013:

U.S. Pension Plans	Fixed Income	Total
Level 3 balance at beginning of year	$516	$516
Purchases, sales, issuances and settlements, net	(53)	(53)

Level 3 balance at end of year	$463	$463

Non-U.S. Pension Plans	Fixed Income	Real Estate	Total
Level 3 balance at beginning of year	$514	$1,768	$2,282
Net transfers into / (out of) level 3	33	(12)	21
Net gains	17	137	154
Currency change effect	26	47	73

Level 3 balance at end of year	$590	$1,940	$2,530

Other Postretirement Benefits	Insurance	Total
Level 3 balance at beginning of year	$42,001	$42,001
Net transfers into / (out of) level 3	(213)	(213)
Purchases, sales, issuances and settlements, net	(343)	(343)
Net gains	12,430	12,430

Level 3 balance at end of year	$53,875	$53,875

Note 12:    Financial Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, and Malaysian ringgit.

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of November 30, 2013, the combined fair value of the swaps were a liability of $4,801 and were included in other liabilities in the Consolidated Balance Sheets. As of December 1, 2012, the combined fair value of the swaps were an asset of $1,610 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of November 30, 2013 resulted in additional pre-tax gain of $58 year-to-date as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The ineffectiveness calculations as of December 1, 2012 resulted in additional pre-tax loss of $15 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $91 at November 30, 2013 and a loss of $394 at December 1, 2012. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income at November 30, 2013 that is expected to be reclassified into earnings within the next twelve months is $ 73. At November 30, 2013, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of November 30, 2013:

	Fiscal Year of Expiration	Interest Rate		Notional Value	Fair Value
Pay EUR Receive USD	2014	4.15 4.30	% %	$52,860	$(1,504)
Pay EUR Receive USD	2015	4.30 4.45	% %	$98,738	$(3,297)

Total				$151,598	$(4,801)

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

As of November 30, 2013, we had forward foreign currency contracts maturing between December 6, 2013 and November 3, 2014. The mark-to-market effect associated with these contracts, on a net basis, at each year end was a loss of $865, $126 and $160 in 2013, 2012 and 2011, respectively. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

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

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. See Note 8 to Consolidated Financial Statements for additional information. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $6,065 at November 30, 2013 and $8,862 at December 1, 2012 and were included in long-term debt in the Consolidated Balance Sheets. The fair value of the swaps in total was an asset of $5,930 at November 30, 2013 and $9,473 at December 1, 2012 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of November 30, 2013, resulted in additional year-to-date pre-tax loss of $746 as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged. The calculations as of December 1, 2012 and December 3, 2011 resulted in additional year-to-date pre-tax gains of $362 and $456, respectively as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 30, 2013, there were no significant concentrations of credit risk.

Note 13:    Commitments and Contingencies

Leases: The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 30, 2013 are:

Fiscal Year	2014	2015	2016	2017	2018	Remainder	Total Minimum Lease Payments
Operating Leases	$8,176	$4,529	$2,275	$971	$595	$663	$17,209

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $12,716, $11,117 and $7,730 in 2013, 2012 and 2011, respectively.

Servicing Agreement: In 2005, we entered into an agreement to provide us with information technology services. The agreement is scheduled to run through 2014. Actual expenditures under the agreement for the years ended November 30, 2013, December 1, 2012 and December 3, 2011 were $2,847, $4,959 and $6,146, respectively. The future contractual obligations based on the contract in place at November 30, 2013 are $1,115 for 2014.

Environmental Matters: From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or contribution of us relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

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

Other Legal Proceedings: From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including the asbestos litigation described in the following paragraphs, will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers have been brought into the action to address issues related to the scope of their coverage. We recently entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depends on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended November 30, 2013	Year Ended December 1, 2012	Year Ended December 3, 2011
Lawsuits and claims settled	6	9	7
Settlement amounts	$371	$540	$537
Insurance payments received or expected to be received	$279	$391	$417

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

Note 14:    Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2013 and December 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	November 30, 2013	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,786	$28,786	$—	$—
Derivative assets	533	—	533	—
Interest rate swaps	5,930	—	5,930	—
Liabilities:
Derivative liabilities	$1,399	$—	$1,399	$—
Cash-flow hedges	4,801	—	4,801	—
Contingent consideration liabilities, continuing operations	566	—	—	566
Contingent consideration liabilities, discontinued operations	5,000	—	—	5,000

	December 1, 2012	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,499	$15,499	$—	$—
Derivative assets	830	—	830	—
Interest rate swaps	9,473	—	9,473	—
Cash-flow hedges	1,610	—	1,610	—
Liabilities:
Derivative liabilities	$956	$—	$956	$—
Contingent consideration liabilities, continuing operations	1,649	—	—	1,649
Contingent consideration liabilities, discontinued operations	5,000	—	—	5,000

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

Note 15:    Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Through the third quarter of 2013, our business was reported in five operating segments: North America Adhesives, Construction Products, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives and Asia Pacific. Changes in our

management reporting structure during the fourth quarter of 2013 required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting”, to determine our reportable segments. As result of this assessment, we now have four reportable segments: the Americas Adhesives, Construction Products, EIMEA and Asia Pacific.

For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses. Segment operating income excludes special charges, net and asset impairment charges. Corporate expenses are fully allocated to each operating segment. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

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

The net revenue, inter-segment sales, segment operating income, depreciation and amortization, total assets and capital expenditures of the industrial adhesives business, acquired in the second quarter of 2012, was recorded in our Americas Adhesives, EIMEA and Asia Pacific operating segments.

Reportable operating segment financial information for all periods presented follows. Prior periods have been restated to reflect our new operating segments:

	2013	2012	2011
Net revenue
Americas Adhesives	$902,573	$838,615	$637,043
Construction Products	158,576	147,080	134,591
EIMEA	733,211	672,423	473,763
Asia Pacific	252,608	228,121	198,688

Total	$2,046,968	$1,886,239	$1,444,085

Inter-segment sales
Americas Adhesives	$22,120	$26,096	$34,224
Construction Products	800	462	686
EIMEA	13,918	9,228	10,031
Asia Pacific	13,034	14,818	9,334

Segment operating income
Americas Adhesives	$123,265	$112,368	$81,510
Construction Products	10,940	8,334	2,992
EIMEA	51,526	34,483	24,590
Asia Pacific	9,771	7,356	7,869

Total	$195,502	$162,541	$116,961

Depreciation and amortization
Americas Adhesives	$20,832	$18,852	$12,222
Construction Products	11,021	11,001	11,000
EIMEA	20,420	18,399	10,748
Asia Pacific	6,522	6,238	5,080

Total	$58,795	$54,490	$39,050

Total assets[1]
Americas Adhesives	$471,520	$465,253	$280,692
Construction Products	175,489	179,508	180,861
EIMEA	759,757	674,665	344,935
Asia Pacific	218,471	197,999	150,949
Corporate	245,926	267,030	200,929
Discontinued Operations	1,865	1,865	69,343

Total	$1,873,028	$1,786,320	$1,227,709

Capital expenditures
Americas Adhesives	$26,225	$15,036	$5,052
Construction Products	1,737	1,762	3,823
EIMEA	63,512	13,402	15,986
Asia Pacific	10,150	3,511	3,411
Corporate	22,664	2,202	4,562

Total	$124,288	$35,913	$32,834

1	Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments

	2013	2012	2011
Segment operating income	$195,502	$162,541	$116,961
Special charges, net	(45,087)	(52,467)	(7,499)
Asset impairment charges	—	(1,517)	(332)
Other income (expense), net	(3,751)	784	4,101
Interest expense	(19,120)	(19,793)	(10,811)

Income from continuing operations before income taxes and income from equity method investments	$127,544	$89,548	$102,420

Financial information about geographic areas

	Net Revenue
	2013	2012	2011
United States	$855,053	$802,362	$613,250
All other countries with less than 10 percent of total	1,191,915	1,083,877	830,835

Total	$2,046,968	$1,886,239	$1,444,085

	Property, Plant and Equipment, net
	2013	2012	2011
United States	$185,260	$158,973	$121,333
Germany	86,335	42,434	33,278
All other countries with less than 10 percent of total	162,792	127,609	87,976

Total	$434,387	$329,016	$242,587

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of November 30, 2013 and December 1, 2012 the redeemable non-controlling interest was:

	2013	2012
Balance at beginning of year	$3,981	$3,887
Net income attributed to redeemable non-controlling interest	351	208
Accretion adjustment to redemption value	48	1
Increase in non-controlling shareholder ownership	384	—
Distributions to non-controlling shareholder	(244)	—
Foreign currency translation adjustment	196	(115)

Balance at end of year	$4,717	$3,981

Note 17:    Quarterly Data (unaudited)

	2013
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$479,842	$519,016	$514,579	$533,531
Gross profit	133,376	146,616	144,507	145,672
Selling, general and administrative expenses	(97,640)	(93,806)	(90,604)	(92,619)
Special charges, net	(5,333)	(10,843)	(12,775)	(16,136)

Income from continuing operations	$20,774	$26,048	$27,150	$22,003

Basic Income per share	$0.42	$0.52	$0.54	$0.44

Diluted Income per share	$0.41	$0.51	$0.53	$0.42

Weighted-average common shares outstanding
Basic	49,817	49,935	49,913	49,909
Diluted	51,027	51,152	51,127	51,236

	2012
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$345,454	$526,995	$500,535	$513,255
Gross profit	102,687	136,551	134,324	143,714
Selling, general and administrative expenses	(75,029)	(92,956)	(91,355)	(95,395)
Special charges, net	(6,482)	(32,127)	(4,654)	(9,204)
Asset impairment charges	—	(671)	—	(846)

Income from continuing operations	$13,608	$5,060	$24,607	$25,012

Basic Income per share	$0.28	$0.10	$0.49	$0.50

Diluted Income per share	$0.27	$0.10	$0.48	$0.49

Weighted-average common shares outstanding
Basic	49,365	49,652	49,627	49,640
Diluted	50,253	50,722	50,699	50,798

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The management of H.B. Fuller Company is responsible for establishing and maintaining adequate internal control over financial reporting. H.B. Fuller Company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

H.B. Fuller Company management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on the assessment management believes that, as of November 30, 2013, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s Independent Registered Public Accounting Firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 37.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, our Independent Registered Public Accounting Firm, appears on page 37.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2014 (the “2014 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2013 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

The information under the headings “Executive Compensation,” and “Director Compensation” contained in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2014 Proxy Statement is incorporated herein by reference.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,429,961	[1]	$25.74	[2]	3,508,571	[3]
Equity compensation plans not approved by security holders	NONE		—		NONE

Total	2,429,961		$25.74		3,508,571

Equity Compensation Plan Information

1	Consists of 2,429,961 outstanding stock options.

2	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

3	Set forth in the table below are the number of shares remaining available for issuance under each of our equity compensation plans at November 30, 2013. Grants under these plans may be in the form of any of the listed type of awards. Of the number of shares available under the H.B. Fuller Company 2013 Master Incentive Plan, 1,200,000 of these shares remained available for restricted stock or restricted stock unit awards as of November 30, 2013.

Plan	Number of Shares	Types of Awards
H.B. Fuller Company 2013 Master Incentive Plan	3,459,056	Options, restricted stock, restricted stock units, stock appreciation rights and performance awards
Key Employee Deferred Compensation Plan	49,515	Deferred units convertible to common stock

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 30, 2013, December 1, 2012 and December 3, 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 30, 2013, December 1, 2012 and December 3, 2011.

Consolidated Balance Sheets as of November 30, 2013 and December 1, 2012.

Consolidated Statements of Total Equity for the fiscal years ended November 30, 2013, December 1, 2012 and December 3, 2011.

Consolidated Statements of Cash Flows for the fiscal years ended November 30, 2013, December 1, 2012 and December 3, 2011.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009 and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012.

	Item	Incorporation by Reference

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto.	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

	Item	Incorporation by Reference

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

*10.16	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.18	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

*10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013.	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

	Item	Incorporation by Reference

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2013.

*10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2013.

*10.24	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.26	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.27	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.28	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

10.29	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008, Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009, Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010, Exhibit 1.4 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 1, 2012.

10.30	Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent, as amended	Exhibit 1.3 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 1, 2012.

*10.31	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

	Item	Incorporation by Reference

*10.32	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2010.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.35	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.36	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit 10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

*10.37	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.38	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

10.39	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

31.2	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ James J. Owens
JAMES J. OWENS
Dated: January 24, 2014		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens JAMES J. OWENS	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ James R. Giertz JAMES R. GIERTZ	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* LEE R. MITAU	Director

* THOMAS W. HANDLEY	Director

* MARIA TERESA HILADO	Director

* J. MICHAEL LOSH	Director

* DANTE C. PARRINI	Director

* ANN W.H. SIMONDS	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT.	Director

* by	/s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 24, 2014

Exhibit Index

	Item	Incorporation by Reference

2.1	Master Purchase Agreement, dated as of December 21, 2011, between Forbo Holding AG and H.B. Fuller Company (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Exhibit 2.1 to the Current Report on Form 8-K dated December 21, 2011.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009 and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012.

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto.	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company 1998 Directors’ Stock Incentive Plan	Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

*10.3	H.B. Fuller Company Supplemental Executive Retirement Plan—1998 Revision, as amended	Exhibits 10(j) and 10(x) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K dated November 30, 2006 and Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007.

*10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

*10.5	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and First Trust National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

	Item	Incorporation by Reference

*10.6	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.8	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.9	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.13	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

*10.16	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

2

	Item	Incorporation by Reference

*10.18	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

*10.19	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.20	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013.	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2013.

*10.23	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2013.

*10.24	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.26	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.27	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.28	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

3

	Item	Incorporation by Reference

10.29	Loan Agreement, dated June 19, 2006, among H.B. Fuller Company and JP Morgan Chase Bank, National Association as Administrative Agent, Citibank, N.A. as Syndication Agent, and ABN AMRO Bank N.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch as Co-Documentation Agents, as amended, and Schedules 3.01, 3.06, 6.01, 6.02, 6.04 and 6.08 thereto	Exhibit 10.1 to the Current Report on Form 8-K dated June 19, 2006, Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 29, 2008, Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 29, 2009, Exhibit 10.2 to the Current Report on Form 8-K dated April 19, 2010, Exhibit 1.4 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 1, 2012.

10.30	Credit Agreement, dated March 5, 2012, by and among H.B. Fuller Company, JP Morgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent, as amended	Exhibit 1.3 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 1, 2012.

*10.31	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.32	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2010	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2010.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2011	Exhibit 10.1 to the Current Report on Form 8-K dated December 2, 2010.

*10.35	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.36	Amendment to Severance Agreement dated December 2, 2010 by and between H.B. Fuller Company and James J. Owens	Exhibit10.1 to the Current Report on Form 8-K/A dated November 19, 2010.

*10.37	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.38	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

10.39	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

31.2	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

4

	Item	Incorporation by Reference

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

5