Form 10-Q
period 2014-03-01
FULLER H B CO
filed 2014-03-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,097,024 as of March 20, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 1,	March 2,
	2014	2013
Net revenue	$485,981	$479,842
Cost of sales	(352,936)	(346,466)

Gross profit	133,045	133,376
Selling, general and administrative expenses	(96,799)	(97,640)
Special charges, net	(11,734)	(5,333)
Other income (expense), net	(1,050)	378
Interest expense	(4,126)	(5,327)

Income before income taxes and income from equity method investments	19,336	25,454
Income taxes	(6,541)	(7,120)
Income from equity method investments	1,854	2,440

Net income including non-controlling interests	14,649	20,774
Net income attributable to non-controlling interests	(78)	(97)

Net income attributable to H.B. Fuller	$14,571	$20,677

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.29	$0.42
Diluted	$0.28	$0.41
Weighted-average common shares outstanding:
Basic	49,910	49,817
Diluted	51,255	51,027
Dividends declared per common share	$0.100	$0.085

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 1,	March 2,
	2014	2013
Net income including non-controlling interests	$14,649	$20,774
Other comprehensive income (loss)
Foreign currency translation	547	(3,462)
Defined benefit pension plans adjustment, net of tax	1,018	1,976
Interest rate swaps, net of tax	10	10
Cash-flow hedges, net of tax	3	210

Other comprehensive income (loss)	1,578	(1,266)

Comprehensive income	16,227	19,508
Less: Comprehensive income attributable to non-controlling interests	67	104

Comprehensive income attributable to H.B. Fuller	$16,160	$19,404

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 1,	November 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$113,047	$155,121
Trade receivables (net of allowances - $8,991 and $8,539, for March 1, 2014 and November 30, 2013, respectively)	327,314	331,125
Inventories	260,763	221,537
Other current assets	98,510	85,046
Current assets of discontinued operations	1,865	1,865

Total current assets	801,499	794,694

Property, plant and equipment	1,069,069	1,032,792
Accumulated depreciation	(606,697)	(598,405)

Property, plant and equipment, net	462,372	434,387

Goodwill	265,444	263,103
Other intangibles, net	214,568	219,401
Other assets	165,224	161,443

Total assets	$1,909,107	$1,873,028

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$21,846	$20,589
Trade payables	208,099	201,575
Accrued compensation	53,802	76,218
Income taxes payable	13,115	10,830
Other accrued expenses	50,238	46,566
Current liabilities of discontinued operations	5,000	5,000

Total current liabilities	352,100	360,778

Long-term debt, excluding current maturities	511,851	472,315
Accrued pension liabilities	52,135	52,922
Other liabilities	54,151	51,835

Total liabilities	970,237	937,850

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,862	4,717
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,074,010 and 50,228,543, for March 1, 2014 and November 30, 2013, respectively	50,074	50,229
Additional paid-in capital	37,076	44,490
Retained earnings	916,838	907,308
Accumulated other comprehensive income (loss)	(70,373)	(71,962)

Total H.B. Fuller stockholders’ equity	933,615	930,065

Non-controlling interests	393	396

Total equity	934,008	930,461

Total liabilities, redeemable non-controlling interest and total equity	$1,909,107	$1,873,028

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 1, 2012	$49,903	$37,965	$830,031	$(139,626)	$425	$778,698
Comprehensive income			96,761	67,664	370	164,795
Dividends			(19,484)			(19,484)
Stock option exercises	462	8,429				8,891
Share-based compensation plans other, net	301	12,621				12,922
Excess tax benefit on share-based compensation		2,676				2,676
Repurchases of common stock	(437)	(17,201)				(17,638)
Redeemable non-controlling interest					(399)	(399)

Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income			14,571	1,589	67	16,227
Dividends			(5,041)			(5,041)
Stock option exercises	94	1,911				2,005
Share-based compensation plans other, net	65	4,095				4,160
Excess tax benefit on share-based compensation		1,613				1,613
Repurchases of common stock	(314)	(15,033)				(15,347)
Redeemable non-controlling interest					(70)	(70)

Balance at March 1, 2014	$50,074	$37,076	$916,838	$(70,373)	$393	$934,008

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 1, 2014	March 2, 2013
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$14,649	$20,774
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities from continuing operations:
Depreciation	10,353	10,136
Amortization	5,775	5,507
Deferred income taxes	14	186
Income from equity method investments	(1,854)	(2,440)
Share-based compensation	3,985	3,320
Excess tax benefit from share-based compensation	(1,613)	(1,804)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	3,749	11,324
Inventories	(38,735)	(22,913)
Other assets	(11,978)	(7,617)
Trade payables	17,265	1,316
Accrued compensation	(22,837)	(18,612)
Other accrued expenses	3,452	(2,382)
Income taxes payable	1,754	(9,130)
Accrued / prepaid pensions	(2,291)	(2,428)
Other liabilities	1,359	(3,236)
Other	(155)	6,515

Net cash used in operating activities from continuing operations	(17,108)	(11,484)
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(50,879)	(19,598)
Purchased businesses	—	1,625
Proceeds from sale of property, plant and equipment	610	228

Net cash used in investing activities from continuing operations	(50,269)	(17,745)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	40,000	36,000
Repayment of long-term debt	—	(43,500)
Net proceeds (repayments) from notes payable	1,283	(289)
Dividends paid	(5,004)	(4,273)
Proceeds from stock options exercised	2,005	3,774
Excess tax benefit from share-based compensation	1,613	1,804
Repurchases of common stock	(15,347)	(2,256)

Net cash provided by (used in) financing activities from continuing operations	24,550	(8,740)
Effect of exchange rate changes	753	738

Net change in cash and cash equivalents from continuing operations	(42,074)	(37,231)
Cash used in operating activities of discontinued operations	—	(74)

Net change in cash and cash equivalents	(42,074)	(37,305)
Cash and cash equivalents at beginning of period	155,121	200,436

Cash and cash equivalents at end of period	$113,047	$163,131

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$37	$33
Cash paid for interest, net of amount capitalized of $983 and $84 for the periods ended March 1, 2014 and March 2, 2013, respectively	$3,898	$4,959
Cash paid for income taxes, net of refunds	$2,756	$11,960

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Accounting Policies

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2013 as filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements:

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of AOCI” which further amended the disclosure requirements for comprehensive income. The update requires entities to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the Condensed Consolidated Financial Statements or parenthetically on the face of the Condensed Consolidated Statements of Income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. We adopted the new requirements in the first quarter of our 2014 fiscal year. Since this update impacts disclosure requirements only, the adoption of this update did not have an impact on our condensed consolidated results of operations or financial condition.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013 which is our fiscal 2015 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. We adopted the new requirements in the first quarter of our 2014 fiscal year as early adoption was permitted. The adoption of this update did not have a material impact on our condensed consolidated financial condition.

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

The fair value measurement was preliminary at March 1, 2014 and November 30, 2013 subject to further review and final resolution of any purchase price adjustments. We expect the fair value measurement process to be finalized in the second quarter of 2014.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation
	March 1, 2014	November 30, 2013
Current assets	$5,179	$5,179
Property, plant and equipment	2,275	2,275
Goodwill	3,626	3,626
Other intangibles
Customer relationships	3,529	3,529
Noncompetition agreements	565	565
Other assets	608	608
Current liabilities	(3,684)	(3,684)
Other liabilities	(1,859)	(1,859)

Total purchase price	$10,239	$10,239

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration was included in current liabilities of discontinued operations in the Condensed Consolidated Balance Sheets at March 1, 2014 and November 30, 2013 as we expect the purchase agreement contingencies to be resolved in 2014.

The major classes of assets and liabilities of discontinued operations as of March 1, 2014 and November 30, 2013 were as follows:

	March 1, 2014	November 30, 2013
Other current assets	$1,865	$1,865

Current assets of discontinued operations	1,865	1,865
Other accrued expenses	$5,000	$5,000

Current liabilities of discontinued operations	5,000	5,000

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 30, 2013. Starting in 2014 we will no longer grant restricted stock shares.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended March 1, 2014 and March 2, 2013 were calculated using the following weighted average assumptions:

	13 Weeks Ended
	March 1, 2014	March 2, 2013
Expected life (in years)	4.75	4.75
Weighted-average expected volatility	34.20%	48.02%
Expected volatility	34.17% - 37.06%	48.02%
Risk-free interest rate	1.51%	0.73%
Expected dividend yield	0.82%	0.86%
Weighted-average fair value of grants	$14.23	$15.12

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

Total share-based compensation expense of $3,985 and $3,320 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended March 1, 2014 and March 2, 2013, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended March 1, 2014 and March 2, 2013 there was $1,613 and $1,804 of excess tax benefit recognized, respectively.

As of March 1, 2014, there was $11,142 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation costs related to unvested restricted stock shares was $6,049 and unvested restricted stock units was $6,835, both of which are expected to be recognized over a weighted-average period of 1.9 years.

Share-based Activity

A summary of option activity as of March 1, 2014 and changes during the 13 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 30, 2013	2,429,961	$25.74
Granted	407,145	48.93
Exercised	(94,475)	21.23
Forfeited or cancelled	(13,628)	33.74

Outstanding at March 1, 2014	2,729,003	$29.32

The total fair values of options granted during the 13 weeks ended March 1, 2014 and March 2, 2013 were $5,793 and $6,546, respectively. Total intrinsic values of options exercised during the 13 weeks ended March 1, 2014 and March 2, 2013 were $2,673 and $4,200, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended March 1, 2014 and March 2, 2013 were $2,005 and $3,774, respectively.

A summary of nonvested restricted stock as of March 1, 2014 and changes during the 13 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2
Granted	120,094	—	120,094	48.94	1.9
Vested	(65,671)	(106,036)	(171,707)	48.28	—
Forfeited	(335)	(4,594)	(4,929)	35.17	1.5

Nonvested at March 1, 2014	189,319	201,815	391,134	$40.11	1.7

Total fair values of restricted stock vested during the 13 weeks ended March 1, 2014 and March 2, 2013 were $8,290 and $6,272, respectively. The total fair value of nonvested restricted stock at March 1, 2014 was $12,884.

We repurchased 64,063 and 59,652 restricted stock shares during the 13 weeks ended March 1, 2014 and March 2, 2013, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of March 1, 2014, and changes during the 13 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2013	312,680	61,288	373,968
Participant contributions	3,139	644	3,783
Company match contributions	314	64	378
Payouts	—	(4,577)	(4,577)

Units outstanding March 1, 2014	316,133	57,419	373,552

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
	March 1,	March 2,
(Shares in thousands)	2014	2013
Weighted-average common shares - basic	49,910	49,817
Equivalent shares from share-based compensations plans	1,345	1,210

Weighted-average common and common equivalent shares - diluted	51,255	51,027

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

Options to purchase 407,145 shares of common stock at a weighted-average exercise price of $48.93 for the 13 weeks ended March 1, 2014, were excluded from the diluted earnings per share calculations because they were antidilutive. Our March 2, 2013 stock price was higher than any of our stock option grant prices at that time, therefore no option shares were excluded from the diluted earnings per share calculations for the first quarter of 2013.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended March 1, 2014				13 Weeks Ended March 2, 2013
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests			$14,571	$78			$20,677	$97
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$558	—	558	(11)	$(3,469)	—	(3,469)	7
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,656	(638)	1,018		3,042	(1,066)	1,976
Interest rate swap³	14	(4)	10		14	(4)	10
Cash-flow hedges³	6	(3)	3		342	(132)	210

Other comprehensive income (loss)	$2,234	$(645)	1,589	(11)	$(71)	$(1,202)	(1,273)	7

Comprehensive income			$16,160	$67			$19,404	$104

¹	Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries.
²	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
³	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive income (loss) follow:

	March 1, 2014
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$50,418	$50,436	$(18)
Defined benefit pension plans adjustment, net of taxes of $64,572	(120,637)	(120,637)	—
Interest rate swap, net of taxes of $32	(84)	(84)	—
Cash-flow hedges, net of taxes of $54	(88)	(88)	—

Accumulated other comprehensive income (loss)	$(70,391)	$(70,373)	$(18)

	November 30, 2013
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$49,871	$49,878	$(7)
Defined benefit pension plans adjustment, net of taxes of $65,210	(121,655)	(121,655)	—
Interest rate swap, net of taxes of $36	(94)	(94)	—
Cash-flow hedges, net of taxes of $57	(91)	(91)	—

Accumulated other comprehensive income (loss)	$(71,969)	$(71,962)	$(7)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended March 1, 2014 and March 2, 2013, we incurred special charges, net of $11,734 and $5,333, respectively for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended
	March 1, 2014	March 2, 2013
Acquisition and transformation related costs	$1,708	$2,282
Workforce reduction costs	2,059	484
Facility exit costs	5,126	1,789
Other related costs	2,841	778

Special charges, net	$11,734	$5,333

Acquisition and transformation related costs of $1,708 for the 13 weeks ended March 1, 2014 and $2,282 for the 13 weeks ended March 2, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. During the 13 weeks ended March 1, 2014, we incurred workforce reduction costs of $2,059, cash facility exit costs of $3,574 and non-cash facility exit costs of $1,552 and other incremental transformation related costs of $2,841 including the cost of personnel directly working on the integration. During the 13 weeks ended March 2, 2013, we incurred workforce reduction costs of $484, cash facility exit costs of $1,397 and non-cash facility exit costs of $392 and other incremental transformation related costs of $778 including the cost of personnel directly working on the integration.

For the 13 weeks ended March 1, 2014, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at November 30, 2013	$18,057
Workforce reduction costs	2,059
Cash payments	(5,473)
Foreign currency translation adjustment	37

Balance at March 1, 2014	$14,680

Of the $14,680 in accrued workforce reduction costs at March 1, 2014 $13,895 was included in accrued compensation and $785 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion was not expected to be paid within the next year. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended March 1, 2014 and March 2, 2013
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2014	2013	2014	2013	2014	2013
Service cost	$23	$27	$430	$423	$108	$156
Interest cost	4,022	3,680	1,893	1,869	536	533
Expected return on assets	(5,966)	(5,680)	(2,690)	(2,382)	(1,186)	(931)
Amortization:
Prior service cost	7	12	(1)	(1)	(943)	(1,034)
Actuarial (gain)/ loss	1,144	1,685	772	951	677	1,429

Net periodic cost (benefit)	$(770)	$(276)	$404	$860	$(808)	$153

Note 8: Inventories

The composition of inventories follows:

	March 1,	November 30,
	2014	2013
Raw materials	$134,717	$119,536
Finished goods	146,673	122,584
LIFO reserve	(20,627)	(20,583)

Total inventories	$260,763	$221,537

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matures in 2014 and the other swap matures in 2015. As of March 1, 2014, the combined fair value of the swaps were a liability of $7,235 and were included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of March 1, 2014 resulted in additional pre-tax loss of $25 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $88 at March 1, 2014. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at March 1, 2014 that is expected to be reclassified into earnings within the next twelve months is $88. At March 1, 2014, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges.

The following table summarizes the cross-currency swaps outstanding as of March 1, 2014:

	Fiscal Year of Expiration	Interest Rate		Notional Value	Fair Value
Pay EUR Receive USD	2014	4.15 4.30	% %	$52,860	$(2,351)
Pay EUR Receive USD	2015	4.30 4.45	% %	$98,738	$(4,884)

Total				$151,598	$(7,235)

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

As of March 1, 2014, we had forward foreign currency contracts maturing between March 7, 2014 and November 3, 2014. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $379 at March 1, 2014. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $5,607 at March 1, 2014 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $5,527 at March 1, 2014 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of March 1, 2014 resulted in additional pre-tax gain of $55 year-to-date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 1, 2014, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in thousands)	March 1, 2014	March 2, 2013	November 30, 2013
Lawsuits and claims settled	2	—	22
Settlement amounts	$115	$—	$1,448
Insurance payments received or expected to be received	$94	$—	$1,087

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

Through the third quarter of 2013, our business was reported in five operating segments: North America Adhesives, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives, Asia Pacific and Construction Products. Changes in our management reporting structure during the fourth quarter of 2013 required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting”, to determine our reportable segments. As a result of this assessment, we now have four reportable segments: Americas Adhesives, EIMEA, Asia Pacific and Construction Products. Prior periods have been restated to reflect our new operating segments.

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	March 1, 2014			March 2, 2013
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$209,666	$5,680	$25,206	$207,731	$4,878	$25,925
EIMEA	171,559	4,106	8,440	177,501	2,676	6,473
Asia Pacific	65,047	3,471	1,788	60,579	3,492	1,974
Construction Products	39,709	272	812	34,031	81	1,364

Total	$485,981		$36,246	$479,842		$35,736

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended
	March 1,	March 2,
	2014	2013
Segment operating income	$36,246	$35,736
Special charges, net	(11,734)	(5,333)
Other income (expense), net	(1,050)	378
Interest expense	(4,126)	(5,327)

Income before income taxes and income from equity method investments	$19,336	$25,454

Note 12: Income Taxes

As of March 1, 2014, we had a $5,343 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits, excluding interest. As of March 1, 2014, we had accrued $790 of gross interest relating to unrecognized tax benefits. During the first quarter of 2014 our recorded liability for gross unrecognized tax benefits increased by $192.

Note 13: Goodwill

A summary of goodwill activity for the first three months of 2014 is presented below:

Balance at November 30, 2013	$263,103
Currency impact	2,341

Balance at March 1, 2014	$265,444

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 1, 2014 and November 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 1,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14,954	$14,954	$—	$—
Derivative assets	720	—	720	—
Interest rate swaps	5,527	—	5,527	—
Liabilities:
Derivative liabilities	$1,099	$—	$1,099	$—
Cash-flow hedges	7,235	—	7,235	—
Contingent consideration liability, continuing operations	563	—	—	563
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	November 30,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,786	$28,786	$—	$—
Derivative assets	533	—	533	—
Interest rate swaps	5,930	—	5,930	—
Liabilities:
Derivative liabilities	$1,399	$—	$1,399	$—
Cash-flow hedges	4,801	—	4,801	—
Contingent consideration liability, continuing operations	566	—	—	566
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

During the first quarter of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital. There were no shares repurchased under this program during the first quarter of 2013.

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. As of March 1, 2014 the redeemable non-controlling interest was:

Balance at November 30, 2013	$4,717
Net income attributed to redeemable non-controlling interest	70
Foreign currency translation adjustment	75

Balance at March 1, 2014	$4,862

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2013 for important background information related to our business.

Net revenue in the first quarter of 2014 increased 1.3 percent over the first quarter of 2013. Sales volume increased 2.0 percent and pricing was flat compared to last year. The weakening of the Australian dollar, Canadian dollar, Turkish lira and Indian rupee for the first quarter of 2014 compared to the first quarter of 2013 were the main drivers of the negative 0.7 percent currency effect compared to the U.S. dollar. Gross profit margin decreased 40 basis points primarily driven by $1.3 million of business integration costs that are not classified as special charges. We incurred special charges, net of $11.7 million for costs related to the Business Integration Project in the first quarter of 2014 and $5.3 million in the first quarter of 2013.

Net income attributable to H.B. Fuller in the first quarter of 2014 was $14.6 million as compared to $20.7 million in the first quarter of 2013. On a diluted earnings per share basis, the first quarter of 2014 was $0.28 per share as compared to $0.41 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net revenue	$486.0	$479.8	1.3%

We review variances in net revenue in terms of changes related to product pricing, sales volume and changes in foreign currency exchange rates. The pricing/sales volume variance is viewed as organic growth. The following table shows the net revenue variance analysis for the first quarter of 2014 compared to the same period in 2013:

13 Weeks Ended March 1, 2014
vs March 2, 2013
Product pricing	0.0%
Sales volume	2.0%
Currency	(0.7%)

1.3%

Organic growth was 2.0 percent in the first quarter of 2014 compared to the first quarter of 2013. Sales volume increased 2.0 percent and pricing was unchanged compared to last year. The 2.0 percent organic growth in 2014 was driven by 16.7 percent growth in Construction Products, 10.8 percent growth in Asia Pacific and 1.5 percent growth in Americas Adhesives. The majority of the currency impact was driven by the weakening of the Australian dollar, Canadian dollar, Indian rupee and Turkish lira compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Raw materials	$275.1	$271.7	1.3%
Other manufacturing costs	77.8	74.8	4.0%

Cost of sales	$352.9	$346.5	1.8%
Percent of net revenue	72.6%	72.2%

Cost of sales in the first quarter of 2014 compared to first quarter of 2013 increased 1.8 percent. Raw material cost as a percentage of net revenue was 56.6 percent for both years. Other manufacturing costs as a percentage of revenue increased by 40 basis points compared to last year mainly due to $1.3 million business integration costs that are not classified as special charges. As a result, cost of sales as a percentage of net revenue increased 40 basis points in the first quarter of 2014 compared to the same period last year.

Gross profit:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Gross profit	$133.0	$133.4	(0.2%)
Percent of net revenue	27.4%	27.8%

Gross profit in the first quarter of 2014 decreased by $0.4 million and gross profit margin decreased by 40 basis points compared to the first quarter of 2013. Business integration costs that are not classified as special charges were the primary reason for the decrease in gross profit.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
SG&A	$96.8	$97.6	(0.9%)
Percent of net revenue	19.9%	20.3%

SG&A expenses for the first quarter of 2014 decreased $0.8 million or 0.9 percent compared to 2013. The 40 basis point decrease in SG&A expense as a percentage of net revenue was driven by effective cost controls and the ongoing benefits of the Business Integration Project.

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

Special charges, net:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Special charges, net	$11.7	$5.3	120.0%

The following table provides detail of special charges, net:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013
Acquisition and transformation related costs	$1.7	$2.2
Workforce reduction costs	2.1	0.5
Facility exit costs	5.1	1.8
Other related costs	2.8	0.8

Special charges, net	$11.7	$5.3

The integration of the industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended March 1, 2014 and March 2, 2013, we incurred special charges, net of $11.7 million and $5.3 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $1.7 million for the first quarter of 2014 and $2.2 million for the first quarter of 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended March 1, 2014, we incurred workforce reduction costs of $2.1 million, cash facility exit costs of $3.6 million and non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $2.8 million including the cost of personnel directly working on the integration. During the 13 weeks ended March 2, 2013, we incurred workforce reduction costs of $0.5 million, cash facility exit costs of $1.4 million and non-cash facility exit costs of $0.4 million and other incremental transformation related costs of $0.8 million including the cost of personnel directly working on the integration.

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

We estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we expect total project costs will exceed this estimate by an immaterial amount. The following table provides detail of costs incurred inception-to-date as of March 1, 2014 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of March 1, 2014
Acquisition and transformation related costs	$36.1
Work force reduction costs	40.0
Cash facility exit costs	16.4
Non-cash facility exit costs	10.8
Other related costs	13.5

Business Integration Project	$116.8

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

For the quarter ended March 1, 2014, we achieved cost savings of $4.5 million related to workforce reductions and $0.9 million related to facility closures and consolidations. For the quarter ended March 2, 2013, we achieved cost savings of $3.6 million related to workforce reductions and $1.2 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. For the quarter ended March 1, 2014 and March 2, 2013, we achieved EBITDA margin of 10.5 percent and 10.6 percent, respectively.

Other income (expense), net:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Other income (expense), net	$(1.1)	$0.4	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the first quarter of 2014 included $1.3 million of currency translation and re-measurement losses offset by $0.1 million of net financing income and $0.1 million of interest income. Other income (expense), net in the first quarter of 2013 included $0.2 million of interest income and $0.2 million of currency translation and re-measurement gains.

Interest expense:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Interest expense	$4.1	$5.3	(22.5%)

Interest expense in the first quarter of 2014 as compared to same period last year was lower due to higher capitalized interest related to the Business Integration Project and to lower average debt balances. We capitalized interest expense of $1.0 million in the first quarter of 2014 as compared to $0.1 million in the same period last year.

Income taxes:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Income taxes	$6.5	$7.1	(8.1%)
Effective tax rate	33.8%	28.0%

Income tax expense of $6.5 million in the first quarter of 2014 includes $0.2 million of discrete tax benefits and $2.3 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 29.0 percent. Without discrete tax benefits of $0.8 million and the impact of costs related to the Business Integration Project in the first quarter of 2013, the overall effective tax rate was 29.4 percent.

Income from equity method investments:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Income from equity method investments	$1.9	$2.4	(24.0%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Net income attributable to non-controlling interests:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net income attributable to H.B. Fuller	$14.6	$20.7	(29.5%)
Percent of net revenue	3.0%	4.3%

The net income attributable to H.B. Fuller for the first quarter of 2014 was $14.6 million compared to $20.7 million for the first quarter of 2013. The first quarter of 2014 included $11.7 million of special charges, net ($9.4 million after tax) for costs related to the Business Integration Project. The first quarter of 2013 included $5.3 million of special charges, net ($4.2 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first quarter of 2014 was $0.28 per share as compared to $0.41 per share for the first quarter of 2013.

Operating Segment Results

Through the third quarter of 2013, our business was reported in five operating segments: North America Adhesives, EIMEA (Europe, India, Middle East and Africa), Latin America Adhesives, Asia Pacific and Construction Products. Changes in our management reporting structure during the fourth quarter of 2013 required us to conduct an operating segment assessment in accordance with ASC Topic 280 “Segment Reporting”, to determine our reportable segments. As a result of this assessment, we now have four reportable segments: Americas Adhesives, EIMEA, Asia Pacific and Construction Products. Prior periods have been restated to reflect our new operating segments. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. The pricing/sales volume variance is viewed as organic growth. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net.

Net Revenue by Segment:

	13 Weeks Ended
	March 1, 2014		March 2, 2013
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$209.7	43%	$207.7	43%
EIMEA	171.6	35%	177.5	37%
Asia Pacific	65.0	14%	60.6	13%
Construction Products	39.7	8%	34.0	7%

Total	$486.0	100%	$479.8	100%

Segment Operating Income:

	13 Weeks Ended
	March 1, 2014		March 2, 2013
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$25.2	70%	$25.9	73%
EIMEA	8.4	23%	6.5	17%
Asia Pacific	1.8	5%	2.0	6%
Construction Products	0.8	2%	1.3	4%

Total	$36.2	100%	$35.7	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013
Segment operating income	$36.2	$35.7
Special charges, net	(11.7)	(5.3)
Other income (expense), net	(1.1)	0.4
Interest expense	(4.1)	(5.3)

Income before income taxes and income from equity method investments	$19.3	$25.5

Americas Adhesives

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net revenue	$209.7	$207.7	0.9%
Segment operating income	$25.2	$25.9	(2.8%)
Segment profit margin %	12.0%	12.5%

The following tables provide details of the Americas Adhesives net revenue variances:

13 Weeks Ended March 1, 2014 vs March 2, 2013
Organic growth	1.5%
Currency	(0.6%)

Total	0.9%

Net revenue increased 0.9 percent in the first quarter of 2014 compared to the first quarter of 2013. The 1.5 percent increase in organic growth was attributable to a 2.1 percent increase in sales volume partially offset by a 0.6 percent decrease in pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.6 percent decrease in net revenue. As a percentage of net revenue, raw material cost increased 60 basis points compared to last year, mainly due to the mix of products sold. All other costs as a percentage of net revenue were unchanged. Segment operating income decreased 2.8 percent and segment profit margin as a percentage of net revenue decreased 50 basis points in the first quarter compared to the first quarter last year.

EIMEA

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net revenue	$171.6	$177.5	(3.3%)
Segment operating income	$8.4	$6.5	30.4%
Segment profit margin%	4.9%	3.6%

The following table provides details of the EIMEA net revenue variances:

13 Weeks Ended March 1, 2014 vs March 2, 2013
Organic growth	(3.2%)
Currency	(0.1%)

Total	(3.3%)

Net revenue decreased 3.3 percent in the first quarter of 2014 compared to the first quarter of 2013. The negative organic growth of 3.2 percent was attributable to a 4.0 percent decrease in sales volume partially offset by 0.8 percent increase in pricing. The negative currency effect of 0.1 percent was a result of a weaker Turkish lira, Indian rupee and Egyptian pound partially offset by a stronger Euro compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region. Sales volume growth was generated in the emerging markets, mainly in India. Raw material cost as a percentage of net revenue decreased 160 basis points in the first quarter compared to the same quarter last year reflecting the benefits of the Business Integration Project. Manufacturing cost as a percentage of net revenue was 50 basis points higher than last year mainly due to business integration costs that are not classified as special charges. SG&A expenses as a percentage of net revenue declined 20 basis points relative to the prior year. As a result of the above factors, segment operating income increased 30.4 percent and segment profit margin increased 130 basis points compared to the first quarter last year.

Asia Pacific

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net revenue	$65.0	$60.6	7.4%
Segment operating income	$1.8	$2.0	(9.4%)
Segment profit margin %	2.7%	3.3%

The following table provides details of Asia Pacific net revenue variances:

13 Weeks Ended March 1, 2014 vs March 2, 2013
Organic growth	10.8%
Currency	(3.4%)

Total	7.4%

Net revenue in the first quarter of 2014 increased 7.4 percent compared to the first quarter last year. The 10.8 percent increase in organic growth was attributable to a 9.4 percent increase in sales volume and a 1.4 percent increase in pricing. Markets in China, Australia and Korea showed growth while Southeast Asia markets were down compared with first quarter last year. Negative currency effects of 3.4 percent compared to last year are mainly attributable to Australia and Southeast Asia markets. Raw material costs as a percentage of net revenue increased 190 basis points compared to the first quarter of last year mainly due to sales mix. All other costs as a percentage of net revenue decreased 130 basis points compared to the first quarter of last year driven by effective cost controls. Compared to the first quarter of last year, segment operating income decreased $0.2 million and segment profit margin decreased 60 basis points.

Construction Products

	13 Weeks Ended
($ in millions)	March 1, 2014	March 2, 2013	2014 vs 2013
Net revenue	$39.7	$34.0	16.7%
Segment operating income	$0.8	$1.3	(40.5%)
Segment profit margin %	2.0%	4.0%

The following tables provide details of the Construction Products net revenue variances:

13 Weeks Ended March 1, 2014 vs March 2, 2013
Organic growth	16.7%

Net revenue increased 16.7 percent in the first quarter of 2014 compared to the first quarter 2013. The increase was driven by a 19.2 percent increase in sales volume partially offset by a 2.5 percent decrease in pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Raw material cost as a percentage of net revenue was approximately 140 basis points higher in the first quarter of 2014 compared to last year primarily due to changes in sales mix. All other costs as a percentage of net revenue increased 60 basis points compared to the first quarter of last year. Segment operating income decreased 40.5 percent and segment profit margin decreased 200 basis points in the first quarter compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 1, 2014 were $113.0 million as compared to $155.1 million as of November 30, 2013 and $163.1 million as of March 2, 2013. Of the $113.0 million in cash and cash equivalents as of March 1, 2014, $101.1 million was held outside the United States. Total long and short-term debt was $533.7 million as of March 1, 2014, $492.9 million as of November 30, 2013 and $511.0 million as of March 2, 2013. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 36.4 percent as of March 1, 2014 as compared to 34.6 percent as of November 30, 2013 and 39.0 percent as of March 2, 2013.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At March 1, 2014, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 1, 2014
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	13.4
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.2

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2014.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	March 1,	March 2,
	2014	2013
Net working capital as a percentage of annualized net revenue[1]	19.5%	19.3%
Accounts receivable DSO[2]	56 Days	53 Days
Inventory days on hand[3]	65 Days	58 Days
Free cash flow[4]	$(73.0) million	$(35.4) million
Total debt to total capital ratio[5]	36.4%	39.0%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of March 1, 2014	as of March 2, 2013
Gross profit	$570.9	$548.0
Selling, general and administrative expenses	(373.8)	(377.4)
Income taxes at effective rate	(57.4)	(49.9)
Income from equity method investments	7.8	9.4

Total return	$147.5	$130.1
Total invested capital	$1,472.6	$1,315.7
Return on invested capital	10.0%	9.9%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	13 Weeks Ended
	March 1,	March 2,
($ in millions)	2014	2013
Net cash used in operating activities	$(17.1)	$(11.5)

Net income including non-controlling interests was $14.6 million in the first three months of 2014 compared to $20.8 million in the first three months of 2013. Depreciation and amortization expense totaled $16.1 million in the first three months of 2014 compared to $15.6 million in the first three months of 2013. Accrued compensation was a use of cash of $22.8 million in 2014 compared to a use of cash of $18.6 million last year. The use of cash in both years is related to payments for our employee incentive plans in the first quarter and to the timing of payments of severance related costs for the Business Integration Project. Income taxes payable was a source of cash of $1.8 million in the first three months of 2014 compared to a use of cash of $9.1 million in same period last year. The source of cash in 2014 and use of cash in 2013 are related to the timing of income tax payments and accruals.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $17.7 million compared to a use of cash of $10.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
	March 1,	March 2,
($ in millions)	2014	2013
Trade receivables, net	$3.7	$11.3
Inventory	(38.7)	(22.9)
Trade payables	17.3	1.3

Total cash flow impact	$(17.7)	$(10.3)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $3.7 million in 2014 compared to a source of cash of $11.3 million in 2013. The lower source of cash in 2014 compared to 2013 is partially related to a higher DSO. The DSO was 56 days at March 1, 2014 and 53 days at March 2, 2013.

•	Inventory – Inventory was a use of cash of $38.7 million and $22.9 million in 2014 and 2013, respectively. The use of cash in both years is related to the normal seasonal building of inventory and increased inventory to support the manufacturing transitions as part of the Business Integration Project. Inventory days on hand were 65 days as of March 1, 2014 and 58 days as of March 2, 2013.

•	Trade Payables – For the first three months of 2014 trade payables was a source of cash of $17.3 million compared to a source of cash of $1.3 million in 2013. The higher source of cash in 2014 reflects the higher purchases of property, plant and equipment and purchases of inventory that had not been paid at the end of the first quarter.

Cash Flows from Investing Activities from Continuing Operations:

	13 Weeks Ended
	March 1,	March 2,
($ in millions)	2014	2013
Net cash used in investing activities	$(50.3)	$(17.7)

Purchases of property, plant and equipment were $50.9 million in the first three months of 2014 as compared to $19.6 million for the same period of 2013. The increase in 2014 compared to 2013 was primarily related to capital expenditures for the Business Integration Project and Project ONE. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million.

Cash Flows from Financing Activities from Continuing Operations:

	13 Weeks Ended
	March 1,	March 2,
($ in millions)	2014	2013
Net cash provided by (used in) financing activities	$24.6	$(8.7)

Proceeds from long-term debt in the first three months of 2014 were $40.0 million compared to $36.0 million in the first three months of 2013. Repayments of long-term debt were $43.5 million in the first three months of 2013. There were no repayments of long-term debt in the first three months of 2014. Cash generated from the exercise of stock options was $2.0 million and $3.8 million for the first three months of 2014 and 2013, respectively. Repurchases of common stock were $15.3 million in the first three months of 2014 compared to $2.3 million in the same period of 2013. The higher 2014 repurchases of common stock were due to $12.3 million of repurchases from our 2010 share repurchase program and higher repurchases related to statutory minimum tax withholding in conjunction with the vesting of restricted stock.

Cash Flows from Discontinued Operations:

	13 Weeks Ended
	March 1,	March 2,
($ in millions)	2014	2013
Net cash used in operating activities of discontinued operations	$—	$(0.1)

Cash flows from discontinued operations includes cash generated from operations of the Central America Paints business.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 1, 2014 would be approximately $1.4 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first three months of 2014. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first three months of 2014, and foreign currency balance sheet positions as of March 1, 2014, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.4 million or $0.03 per diluted share.

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

For the three months ended March 1, 2014, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of March 1, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in millions)	March 1, 2014	March 2, 2013	November 30, 2013
Lawsuits and claims settled	2	—	22
Settlement amounts	$0.1	$—	$1.4
Insurance payments received or expected to be received	$0.1	$—	$1.1

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
December 1, 2013 - January 4, 2014	337	$50.78	—	$74.2
January 5, 2014 - February 1, 2014	313,726	$48.86	250,000	$62.0
February 2, 2014 - March 1, 2014	—	$—	—	$62.0

[1]	The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 28, 2014	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.