Form 10-Q
period 2014-05-31
FULLER H B CO
filed 2014-06-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,215,987 as of June 19, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Net revenue	$544,034	$519,016	$1,030,015	$998,858
Cost of sales	(401,379)	(372,400)	(754,315)	(718,866)

Gross profit	142,655	146,616	275,700	279,992
Selling, general and administrative expenses	(96,372)	(93,806)	(193,171)	(191,446)
Special charges, net	(13,538)	(10,843)	(25,272)	(16,176)
Other income (expense), net	(204)	(1,814)	(1,254)	(1,436)
Interest expense	(4,760)	(4,884)	(8,886)	(10,211)

Income before income taxes and income from equity method investments	27,781	35,269	47,117	60,723
Income taxes	(8,838)	(10,864)	(15,379)	(17,984)
Income from equity method investments	1,683	1,643	3,537	4,083

Net income including non-controlling interests	20,626	26,048	35,275	46,822
Net income attributable to non-controlling interests	(89)	(119)	(167)	(216)

Net income attributable to H.B. Fuller	$20,537	$25,929	$35,108	$46,606

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.41	$0.52	$0.70	$0.93
Diluted	$0.40	$0.51	$0.69	$0.91
Weighted-average common shares outstanding:
Basic	49,956	49,935	49,933	49,876
Diluted	51,175	51,152	51,215	51,090
Dividends declared per common share	$0.120	$0.100	$0.220	$0.185

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Net income including non-controlling interests	$20,626	$26,048	$35,275	$46,822
Other comprehensive income (loss)
Foreign currency translation	(1,377)	(5,647)	(830)	(9,109)
Defined benefit pension plans adjustment, net of tax	1,021	1,965	2,039	3,941
Interest rate swaps, net of tax	10	10	20	20
Cash-flow hedges, net of tax	29	(21)	32	189

Other comprehensive income (loss)	(317)	(3,693)	1,261	(4,959)

Comprehensive income	20,309	22,355	36,536	41,863
Less: Comprehensive income attributable to non-controlling interests	97	73	164	177

Comprehensive income attributable to H.B. Fuller	$20,212	$22,282	$36,372	$41,686

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 31,	November 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$95,044	$155,121
Trade receivables (net of allowances—$8,951 and $8,539, for May 31, 2014 and November 30, 2013, respectively)	354,436	331,125
Inventories	281,914	221,537
Other current assets	99,272	85,046
Current assets of discontinued operations	1,865	1,865

Total current assets	832,531	794,694

Property, plant and equipment	1,100,261	1,032,792
Accumulated depreciation	(615,213)	(598,405)

Property, plant and equipment, net	485,048	434,387

Goodwill	264,389	263,103
Other intangibles, net	208,200	219,401
Other assets	170,647	161,443

Total assets	$1,960,815	$1,873,028

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$29,466	$20,589
Trade payables	222,284	201,575
Accrued compensation	51,431	76,218
Income taxes payable	8,233	10,830
Other accrued expenses	52,330	46,566
Current liabilities of discontinued operations	5,000	5,000

Total current liabilities	368,744	360,778

Long-term debt, excluding current maturities	536,584	472,315
Accrued pension liabilities	45,988	52,922
Other liabilities	49,755	51,835

Total liabilities	1,001,071	937,850

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,886	4,717
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,193,237 and 50,228,543, for May 31, 2014 and November 30, 2013, respectively	50,193	50,229
Additional paid-in capital	43,647	44,490
Retained earnings	931,311	907,308
Accumulated other comprehensive income (loss)	(70,698)	(71,962)

Total H.B. Fuller stockholders’ equity	954,453	930,065

Non-controlling interests	405	396

Total equity	954,858	930,461

Total liabilities, redeemable non-controlling interest and total equity	$1,960,815	$1,873,028

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 1, 2012	$49,903	$37,965	$830,031	$(139,626)	$425	$778,698
Comprehensive income			96,761	67,664	370	164,795
Dividends			(19,484)			(19,484)
Stock option exercises	462	8,429				8,891
Share-based compensation plans other, net	301	12,621				12,922
Excess tax benefit on share-based compensation		2,676				2,676
Repurchases of common stock	(437)	(17,201)				(17,638)
Redeemable non-controlling interest					(399)	(399)

Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income			35,108	1,264	164	36,536
Dividends			(11,105)			(11,105)
Stock option exercises	216	4,435				4,651
Share-based compensation plans other, net	64	7,405				7,469
Excess tax benefit on share-based compensation		2,450				2,450
Repurchases of common stock	(316)	(15,133)				(15,449)
Redeemable non-controlling interest					(155)	(155)

Balance at May 31, 2014	$50,193	$43,647	$931,311	$(70,698)	$405	$954,858

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 31, 2014	June 1, 2013
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$35,275	$46,822
Adjustments to reconcile net income including non-controlling interests to net cash provided by (used in) operating activities from continuing operations:
Depreciation	22,073	18,887
Amortization	11,578	11,101
Deferred income taxes	(586)	(428)
(Income) from equity method investments, net of dividends received	(3,537)	4,984
Share-based compensation	7,148	6,215
Excess tax benefit from share-based compensation	(2,450)	(2,029)
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	(23,847)	1,152
Inventories	(60,635)	(16,950)
Other assets	(12,569)	(8,959)
Trade payables	27,122	1,046
Accrued compensation	(24,921)	(11,951)
Other accrued expenses	5,601	(1,888)
Income taxes payable	(3,990)	(8,231)
Accrued / prepaid pensions	(9,071)	(1,499)
Other liabilities	(3,211)	(4,280)
Other	2,180	6,719

Net cash provided by (used in) operating activities from continuing operations	(33,840)	40,711
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(82,142)	(48,039)
Purchased businesses	(151)	1,625
Purchased technology	—	(2,387)
Proceeds from sale of property, plant and equipment	1,797	353

Net cash used in investing activities from continuing operations	(80,496)	(48,448)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	175,000	95,000
Repayment of long-term debt	(110,000)	(110,000)
Net proceeds (repayments) from notes payable	9,039	(5,807)
Dividends paid	(11,024)	(9,294)
Distribution to redeemable non-controlling interest	—	(244)
Proceeds from stock options exercised	4,651	4,371
Excess tax benefit from share-based compensation	2,450	2,029
Repurchases of common stock	(15,449)	(7,104)

Net cash provided by (used in) financing activities from continuing operations	54,667	(31,049)
Effect of exchange rate changes	(408)	(391)

Net change in cash and cash equivalents from continuing operations	(60,077)	(39,177)
Cash used in operating activities of discontinued operations	—	(74)

Net change in cash and cash equivalents	(60,077)	(39,251)
Cash and cash equivalents at beginning of period	155,121	200,436

Cash and cash equivalents at end of period	$95,044	$161,185

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$81	$73
Cash paid for interest, net of amount capitalized of $1,950 and $443 for the periods ended May 31, 2014 and June 1, 2013, respectively	$11,844	$11,999
Cash paid for income taxes, net of refunds	$9,493	$20,406

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

Cash and Cash Equivalents: We review cash and cash equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. Book overdrafts, if any, are included in trade payables in our Condensed Consolidated Balance Sheets and in operating activities from continuing operations in our Condensed Consolidated Statement of Cash Flows.

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

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016 which is our fiscal year beginning on December 3, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2: Acquisitions and Divestitures

Acquisitions

Plexbond Quimica, S.A.: On June 6, 2013 we acquired Plexbond Quimica, S.A., a provider of chemical urethane adhesives and polyester resins based in Curitiba, Brazil. The acquisition was a stock purchase and encompassed all of Plexbond Quimica, S.A. business operations. The purchase price of $10,390 was funded through existing cash and was recorded in our Americas Adhesives operating segment.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation	Final Purchase	Final Valuation
	November 30, 2013	Price Adjustment	May 31, 2014
Current assets	$5,179	$	$5,179
Property, plant and equipment	2,275		2,275
Goodwill	3,626	151	3,777
Other intangibles
Customer relationships	3,529		3,529
Noncompetition agreements	565		565
Other assets	608		608
Current liabilities	(3,684)		(3,684)
Other liabilities	(1,859)		(1,859)

Total purchase price	$10,239	$151	$10,390

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration was included in current liabilities of discontinued operations in the Condensed Consolidated Balance Sheets at May 31, 2014 and November 30, 2013 as we expect the purchase agreement contingencies to be resolved in 2014.

The major classes of assets and liabilities of discontinued operations as of May 31, 2014 and November 30, 2013 were as follows:

	May 31, 2014	November 30, 2013
Current assets of discontinued operations	$1,865	$1,865
Current liabilities of discontinued operations	$5,000	$5,000

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

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended May 31, 2014 and June 1, 2013 were calculated using the following weighted average assumptions:

	13 Weeks Ended		26 Weeks Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	32.70%	47.65%	34.17%	48.00%
Expected volatility	32.70%	47.65%	32.70% – 37.06%	47.65% – 48.02%
Risk-free interest rate	1.64%	0.69%	1.51%	0.73%
Expected dividend yield	0.84%	1.04%	0.82%	0.87%
Weighted-average fair value of grants	$13.33	$14.27	$14.21	$15.09

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

Total share-based compensation expense of $3,163 and $2,895 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended May 31, 2014 and June 1, 2013, respectively. Total share-based compensation expense of $7,148 and $6,215 was included in our Condensed Consolidated Statements of Income for the 26 weeks ended May 31, 2014 and June 1, 2013, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended May 31, 2014 and June 1, 2013 there was $837 and $225 of excess tax benefit recognized, respectively. For the 26 weeks ended May 31, 2014 and June 1, 2013 there was $2,450 and $2,029 of excess tax benefit recognized, respectively.

As of May 31, 2014, there was $9,717 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.3 years. Unrecognized compensation costs related to unvested restricted stock shares was $5,164 which is expected to be recognized over a weighted-average period of 1.5 years. Unrecognized compensation costs related to unvested restricted stock units was $6,249 which is expected to be recognized over a weighted-average period of 1.4 years.

Share-based Activity

A summary of option activity as of May 31, 2014 and changes during the 26 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 30, 2013	2,429,961	$25.74
Granted	415,079	48.90
Exercised	(215,641)	21.57
Forfeited or cancelled	(19,025)	33.81

Outstanding at May 31, 2014	2,610,374	$29.71

The total fair values of options granted during the 13 weeks ended May 31, 2014 and June 1, 2013 were $106 and $277, respectively. Total intrinsic values of options exercised during the 13 weeks ended May 31, 2014 and June 1, 2013 were $3,119 and $533, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 26 weeks ended May 31, 2014 and June 1, 2013 were $5,899 and $6,823, respectively. Total intrinsic values of options exercised during the 26 weeks ended May 31, 2014 and June 1, 2013 were $5,792 and $4,770, respectively. Proceeds received from option exercises during the 13 weeks ended May 31, 2014 and June 1, 2013 were $2,646 and $597, respectively and $4,651 and $4,371 during the 26 weeks ended May 31, 2014 and June 1, 2013, respectively.

A summary of nonvested restricted stock as of May 31, 2014 and changes during the 26 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2
Granted	124,387	—	124,387	48.89	1.7
Vested	(65,911)	(111,291)	(177,202)	48.20	—
Forfeited	(335)	(6,161)	(6,496)	35.43	1.3

Nonvested at May 31, 2014	193,372	194,993	388,365	$40.49	1.4

Total fair values of restricted stock vested during the 13 weeks ended May 31, 2014 and June 1, 2013 were $251 and $278, respectively. Total fair values of restricted stock vested during the 26 weeks ended May 31, 2014 and June 1, 2013 were $8,541 and $6,550, respectively. The total fair value of nonvested restricted stock at May 31, 2014 was $11,413.

We repurchased 2,249 and 1,972 restricted stock shares during the 13 weeks ended May 31, 2014 and June 1, 2013, respectively and 66,312 and 61,624 during the 26 weeks ended May 31, 2014 and June 1, 2013, respectively The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of May 31, 2014, and changes during the 26 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2013	312,680	61,288	373,968
Participant contributions	6,556	1,212	7,768
Company match contributions	656	121	777
Payouts	(298)	(7,257)	(7,555)

Units outstanding May 31, 2014	319,594	55,364	374,958

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
(Shares in thousands)	2014	2013	2014	2013
Weighted-average common shares—basic	49,956	49,935	49,933	49,876
Equivalent shares from share-based compensations plans	1,219	1,217	1,282	1,214

Weighted-average common and common equivalent shares—diluted	51,175	51,152	51,215	51,090

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

Options to purchase 407,145 shares of common stock at a weighted-average exercise price of $48.93 for the 13 weeks and 26 weeks ended May 31, 2014, were excluded from the diluted earnings per share calculations because they were antidilutive. Our 2013 first and second quarter-end stock prices were higher than any of our stock option grant prices at that time, therefore no option shares were excluded from the diluted earnings per share calculations for the second quarter and first six months of 2013.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended May 31, 2014				13 Weeks Ended June 1, 2013
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests			$20,537	$89			$25,929	$119
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(1,385)	—	(1,385)	8	$(5,601)	—	(5,601)	(46)
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,670	(649)	1,021		3,026	(1,061)	1,965
Interest rate swap³	14	(4)	10		14	(4)	10
Cash-flow hedges³	47	(18)	29		(34)	13	(21)

Other comprehensive income (loss)	$346	$(671)	(325)	8	$(2,595)	$(1,052)	(3,647)	(46)

Comprehensive income			$20,212	$97			$22,282	$73

	26 Weeks Ended May 31, 2014				26 Weeks Ended June 1, 2013
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests			$35,108	$167			$46,606	$216
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(827)	—	(827)	(3)	$(9,070)	—	(9,070)	(39)
Reclassification to earnings:
Defined benefit pension plans adjustment²	3,326	(1,287)	2,039		6,067	(2,126)	3,941
Interest rate swap³	28	(8)	20		28	(8)	20
Cash-flow hedges³	53	(21)	32		308	(119)	189

Other comprehensive income (loss)	$2,580	$(1,316)	1,264	(3)	$(2,667)	$(2,253)	(4,920)	(39)

Comprehensive income			$36,372	$164			$41,686	$177

¹	Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.
²	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
³	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive income (loss) follow:

	May 31, 2014
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$49,041	$49,051	$(10)
Defined benefit pension plans adjustment, net of taxes of $63,923	(119,616)	(119,616)	—
Interest rate swap, net of taxes of $28	(74)	(74)	—
Cash-flow hedges, net of taxes of $36	(59)	(59)	—

Accumulated other comprehensive income (loss)	$(70,708)	$(70,698)	$(10)

	November 30, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$49,871	$49,878	$(7)
Defined benefit pension plans adjustment, net of taxes of $65,210	(121,655)	(121,655)	—
Interest rate swap, net of taxes of $36	(94)	(94)	—
Cash-flow hedges, net of taxes of $57	(91)	(91)	—

Accumulated other comprehensive income (loss)	$(71,969)	$(71,962)	$(7)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended May 31, 2014 and June 1, 2013, we incurred special charges, net of $13,538 and $10,843, respectively and $25,272 and $16,176 for the 26 weeks ended May 31, 2014 and June 1, 2013, respectively for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Acquisition and transformation related costs	$2,578	$1,884	$4,286	$4,166
Workforce reduction costs	899	3,697	2,958	4,181
Facility exit costs	7,326	3,267	12,452	5,056
Other related costs	2,735	1,995	5,576	2,773

Special charges, net	$13,538	$10,843	$25,272	$16,176

Acquisition and transformation related costs of $2,578 for the 13 weeks ended May 31, 2014 and $1,884 for the 13 weeks ended June 1, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. For the 26 weeks ended May 31, 2014 and June 1, 2013 we incurred acquisition and transformation related costs of $4,286 and $4,166, respectively. During the 13 weeks ended May 31, 2014, we incurred workforce reduction costs of $899, cash facility exit costs of $5,708 and non-cash facility exit costs of $1,618 and other incremental transformation related costs of $2,735 including the cost of personnel directly working on the integration. During the 26 weeks ended May 31, 2014, we incurred workforce reduction costs of $2,958, cash facility exit costs of $9,282 and non-cash facility exit costs of $3,170 and other incremental transformation related costs of $5,576 including the cost of personnel directly working on the integration. During the 13 weeks and 26 weeks ended June 1, 2013, we incurred workforce reduction costs of $3,697 and 4,181, respectively, cash facility exit costs of $2,316 and $3,714, respectively, non-cash facility exit costs of $951 and $1,342, respectively and other incremental transformation related costs of $1,995 and $2,773, respectively including the cost of personnel directly working on the integration.

For the 26 weeks ended May 31, 2014, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at November 30, 2013	$18,057
Workforce reduction costs	2,958
Cash payments	(13,433)
Foreign currency translation adjustment	(53)

Balance at May 31, 2014	$7,529

Of the $7,529 in accrued workforce reduction costs at May 31, 2014, $6,654 was included in accrued compensation and $875 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion was not expected to be paid within the next year. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The special charges are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended May 31, 2014 and June 1, 2013
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2014	2013	2014	2013	2014	2013
Service cost	$24	$27	$438	$416	$109	$156
Interest cost	4,021	3,680	1,924	1,820	536	533
Expected return on assets	(5,967)	(5,680)	(2,736)	(2,318)	(1,185)	(931)
Amortization:
Prior service cost	7	12	(1)	(1)	(943)	(1,034)
Actuarial (gain)/ loss	1,144	1,685	784	935	678	1,429

Net periodic cost (benefit)	$(771)	$(276)	$409	$852	$(805)	$153

	26 Weeks Ended May 31, 2014 and June 1, 2013
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2014	2013	2014	2013	2014	2013
Service cost	$47	$54	$868	$839	$217	$312
Interest cost	8,043	7,360	3,817	3,689	1,072	1,066
Expected return on assets	(11,933)	(11,360)	(5,426)	(4,700)	(2,371)	(1,862)
Amortization:
Prior service cost	14	24	(2)	(2)	(1,886)	(2,068)
Actuarial (gain)/ loss	2,288	3,370	1,556	1,886	1,355	2,858

Net periodic cost (benefit)	$(1,541)	$(552)	$813	$1,712	$(1,613)	$306

Note 8: Inventories

The composition of inventories follows:

	May 31, 2014	November 30, 2013
Raw materials	$148,625	$119,536
Finished goods	153,919	122,584
LIFO reserve	(20,630)	(20,583)

Total inventories	$281,914	$221,537

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

Effective March 5, 2012, we entered into a cross-currency swap agreement to convert a notional amount of $98,738 of foreign currency denominated intercompany loans into US dollars. The swap matures in 2015. As of May 31, 2014, the fair value of the swap was a liability of $3,594 and was included in other liabilities in the Condensed Consolidated Balance Sheets. The swap was designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of May 31, 2014 resulted in additional pre-tax loss of $23 year-to-date as the change in fair value of the cross-currency swap was less than the change in the fair value of the hypothetical swap. The amount in accumulated other comprehensive income (loss) related to cross-currency swap was a loss of $59 at May 31, 2014. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at May 31, 2014 that is expected to be reclassified into earnings within the next twelve months is $59. At May 31, 2014, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of this cash flow hedge.

The following table summarizes the cross-currency swap outstanding as of May 31, 2014:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2015	4.30%	$98,738	$(3,594)
Receive USD		4.45%

Except for the cross currency swap agreement listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 14 to Condensed Consolidated Financial Statements for fair value amounts of these derivative instruments.

As of May 31, 2014, we had forward foreign currency contracts maturing between June 6, 2014 and November 3, 2014. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $2 at May 31, 2014. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $5,334 at May 31, 2014 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $5,293 at May 31, 2014 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of May 31, 2014 resulted in additional pre-tax gain of $94 year-to-date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 31, 2014, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in thousands)	May 31, 2014	June 1, 2013	November 30, 2013
Lawsuits and claims settled	4	—	22
Settlement amounts	$178	$—	$1,448
Insurance payments received or expected to be received	$155	$—	$1,087

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

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	May 31, 2014			June 1, 2013
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$236,985	$5,774	$31,889	$228,773	$5,198	$31,825
EIMEA	189,656	4,427	10,156	185,194	2,793	14,145
Asia Pacific	67,948	3,107	1,758	62,115	3,788	2,793
Construction Products	49,445	691	2,480	42,934	134	4,047

Total	$544,034		$46,283	$519,016		$52,810

	26 Weeks Ended
	May 31, 2014			June 1, 2013
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$446,651	$11,453	$57,095	$436,504	$10,076	$57,750
EIMEA	361,215	8,533	18,596	362,695	5,469	20,618
Asia Pacific	132,995	6,579	3,546	122,694	7,279	4,767
Construction Products	89,154	963	3,292	76,965	215	5,411

Total	$1,030,015		$82,529	$998,858		$88,546

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Segment operating income	$46,283	$52,810	$82,529	$88,546
Special charges, net	(13,538)	(10,843)	(25,272)	(16,176)
Other income (expense), net	(204)	(1,814)	(1,254)	(1,436)
Interest expense	(4,760)	(4,884)	(8,886)	(10,211)

Income before income taxes and income from equity method investments	$27,781	$35,269	$47,117	$60,723

Note 12: Income Taxes

As of May 31, 2014, we had a $5,295 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits, excluding interest. As of May 31, 2014, we had accrued $613 of gross interest relating to unrecognized tax benefits. During the second quarter of 2014 our recorded liability for gross unrecognized tax benefits decreased by $48.

Note 13: Goodwill

A summary of goodwill activity for the first six months of 2014 is presented below:

Balance at November 30, 2013	$263,103
Plexbond Quimica, S.A. acquisition (Note 2)	151
Currency impact	1,135

Balance at May 31, 2014	$264,389

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2014 and November 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	May 31,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,271	$1,271	$—	$—
Derivative assets	956	—	956	—
Interest rate swaps	5,293	—	5,293	—
Liabilities:
Derivative liabilities	$954	$—	$954	$—
Cash-flow hedges	3,594	—	3,594	—
Contingent consideration liability, continuing operations	354	—	—	354
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	November 30,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,786	$28,786	$—	$—
Derivative assets	533	—	533	—
Interest rate swaps	5,930	—	5,930	—
Liabilities:
Derivative liabilities	$1,399	$—	$1,399	$—
Cash-flow hedges	4,801	—	4,801	—
Contingent consideration liability, continuing operations	566	—	—	566
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

We did not repurchase any shares during the second quarter of 2014. During the second quarter of 2013 we repurchased shares under this program, with an aggregate value of $4,775. Of this amount, $125 reduced common stock and $4,650 reduced additional paid-in capital. During the first six months of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital. There were no shares repurchased under this program during the first quarter of 2013.

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. As of May 31, 2014 the redeemable non-controlling interest was:

Balance at November 30, 2013	$4,717
Net income attributed to redeemable non-controlling interest	155
Foreign currency translation adjustment	14

Balance at May 31, 2014	$4,886

Note 17: Subsequent Event

On June 25, 2014 we entered into an agreement to purchase 95 percent of the equity of Tonsan Adhesive, Inc., for 1.4 billion Chinese renminbi (approximately $230,000), subject to certain closing conditions. In addition, the agreement provides for the purchase of the remaining 5 percent under certain circumstances. Tonsan Adhesive, Inc. develops, manufactures and sells a comprehensive range of engineering adhesive products for key durable assembly markets, such as transportation (automotive, rail and shipbuilding), machinery, photovoltaic, electronics and electrical appliances. Tonsan Adhesive, Inc. is based in Beijing, China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2013 for important background information related to our business.

Net revenue in the second quarter of 2014 increased 4.8 percent over the second quarter of 2013. Sales volume increased 4.8 percent and pricing decreased 0.3 percent compared to last year. The strengthening of the Euro offset by the weakening of the Australian dollar, Canadian dollar, Indian rupee and Turkish lira, compared to the U.S. dollar, for the second quarter of 2014 compared to the second quarter of 2013 were the main drivers of the positive 0.3 percent currency effect. Gross profit margin decreased 200 basis points primarily driven by $2.1 million of business integration costs that are not classified as special charges and $3.2 million for the implementation of our ERP system. We incurred special charges, net of $13.5 million for costs related to the Business Integration Project in the second quarter of 2014 and $10.8 million in the second quarter of 2013.

Net income attributable to H.B. Fuller in the second quarter of 2014 was $20.5 million as compared to $25.9 million in the second quarter of 2013. On a diluted earnings per share basis, the second quarter of 2014 was $0.40 per share as compared to $0.51 per share for the same period last year.

Net revenue in the first six months of 2014 increased 3.1 percent over the first six months of 2013. Sales volume increased 3.6 percent and pricing decreased 0.3 percent compared to last year. The weakening of the Australian dollar, Canadian dollar, Indian rupee and Turkish lira offset by the strengthening of the Euro, compared to the U.S. dollar, for the first six months of 2014 compared to the first six months of 2013 were the main drivers of the negative 0.2 percent currency effect. Gross profit margin decreased 120 basis points primarily driven by $3.5 million of business integration costs that are not classified as special charges and $3.2 million for the implementation of our ERP system. We incurred special charges, net of $25.3 million for costs related to the Business Integration Project in the first six months of 2014 and $16.2 million in the first six months of 2013.

Net income attributable to H.B. Fuller in the first six months of 2014 was $35.1 million as compared to $46.6 million in the first six months of 2013. On a diluted earnings per share basis, the first six months of 2014 was $0.69 per share as compared to $0.91 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$544.0	$519.0	4.8%	$1,030.0	$998.9	3.1%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance and small acquisitions including Plexbond Quimica, S.A., which was acquired in the third quarter of 2013 are viewed as organic growth. The following table shows the net revenue variance analysis for the second quarter and first six months of 2014 compared to the same periods in 2013:

	13 Weeks Ended May 31, 2014	26 Weeks Ended May 31, 2014
	vs June 1, 2013	vs June 1, 2013
Product pricing	(0.3%)	(0.3%)
Sales volume	4.8%	3.6%
Currency	0.3%	(0.2%)

	4.8%	3.1%

Organic growth was 4.5 percent in the second quarter of 2014 compared to the second quarter of 2013. Sales volume increased 4.8 percent and pricing was 0.3 percent lower compared to last year. The 4.5 percent organic growth in 2014 was driven by 15.2 percent growth in Construction Products, 13.8 percent growth in Asia Pacific and 4.1 percent growth in Americas Adhesives. The majority of the currency impact was driven by the strengthening of the Euro offset by the weakening of the Australian dollar, Canadian dollar, Indian rupee and Turkish lira compared to the U.S. dollar.

Organic growth was 3.3 percent in the first six months of 2014 compared to the first six months of 2013. Sales volume increased 3.6 percent and pricing was negative 0.3 percent compared to last year. The 3.3 percent organic growth in 2014 was driven by 15.8 percent growth in Construction Products, 12.4 percent growth in Asia Pacific and 2.8 percent growth in Americas Adhesives. The majority of the currency impact was driven by the weakening of the Australian dollar, Canadian dollar, Indian rupee and Turkish lira offset by the strengthening of the Euro compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Raw materials	$310.8	$295.4	5.2%	$585.8	$567.1	3.3%
Other manufacturing costs	90.6	77.0	17.7%	168.5	151.8	11.0%

Cost of sales	$401.4	$372.4	7.8%	$754.3	$718.9	4.9%
Percent of net revenue	73.8%	71.8%		73.2%	72.0%

Cost of sales in the second quarter of 2014 compared to second quarter of 2013 increased 7.8 percent. Raw material cost as a percentage of net revenue increased 20 basis points compared to last year. Other manufacturing costs as a percentage of revenue increased 180 basis points compared to last year mainly due to $2.1 million business integration costs that are not classified as special charges and $3.2 million costs associated with the implementation of our ERP system. As a result, cost of sales as a percentage of net revenue increased 200 basis points in the second quarter of 2014 compared to the same period last year.

Cost of sales in the first six months of 2014 compared to first six months of 2013 increased 4.9 percent. Raw material cost as a percentage of net revenue increased 20 basis points compared to the same period last year. Other manufacturing costs as a percentage of revenue increased 100 basis points compared to last year mainly due to $3.5 million business integration costs that are not classified as special charges and $3.2 million costs associated with the implementation of our ERP system. As a result, cost of sales as a percentage of net revenue increased 120 basis points in the first six months of 2014 compared to the same period last year.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Gross profit	$142.7	$146.6	(2.7%)	$275.7	$280.0	(1.5%)
Percent of net revenue	26.2%	28.2%		26.8%	28.0%

Gross profit in the second quarter of 2014 decreased $3.9 million and gross profit margin decreased 200 basis points compared to the second quarter of 2013. Implementation costs of our ERP system and business integration costs that are not classified as special charges were the primary reason for the decrease in gross profit.

Gross profit in the first six months of 2014 decreased by $4.3 million and gross profit margin decreased by 120 basis points compared to the first six months of 2013. Implementation costs of our ERP system and business integration costs that are not classified as special charges were the primary reason for the decrease in gross profit.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
SG&A	$96.4	$93.8	2.7%	$193.2	$191.4	0.9%
Percent of net revenue	17.7%	18.1%		18.8%	19.2%

SG&A expenses for the second quarter of 2014 increased $2.6 million or 2.7 percent compared to the second quarter of 2013. The 40 basis point decrease in SG&A expense as a percentage of net revenue was driven by effective cost controls and the ongoing benefits of the Business Integration Project offset by $4.9 million of costs related to the implementation of our ERP system.

SG&A expenses for the first six months of 2014 increased $1.8 million or 0.9 percent compared to the first six months of 2013. The 40 basis point decrease in SG&A expense as a percentage of net revenue was driven by effective cost controls and the ongoing benefits of the Business Integration Project offset by $4.9 million of costs related to the implementation of our ERP system.

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

Special charges, net:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Special charges, net	$13.5	$10.8	24.9%	$25.3	$16.2	56.2%

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
($ in millions)	2014	2013	2014	2013
Acquisition and transformation related costs	$2.6	$1.9	$4.3	$4.2
Workforce reduction costs	0.9	3.7	3.0	4.2
Facility exit costs	7.3	3.2	12.4	5.0
Other related costs	2.7	2.0	5.6	2.8

Special charges, net	$13.5	$10.8	$25.3	$16.2

The integration of the industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended May 31, 2014 and June 1, 2013, we incurred special charges, net of $13.5 million and $10.8 million respectively, for costs related to the Business Integration Project. During the 26 weeks ended May 31, 2014 and June 1, 2013, we incurred special charges, net of $25.3 million and $16.2 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $2.6 million for the 13 weeks ended May 31, 2014 and $1.9 million for the 13 weeks ended June 1, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended May 31, 2014, we incurred workforce reduction costs of $0.9 million, cash facility exit costs of $5.7 million, non-cash facility exit costs of $1.6 million and other incremental transformation related costs of $2.7 million including the cost of personnel directly working on the integration. During the 13 weeks ended June 1, 2013, we incurred workforce reduction costs of $3.7 million, cash facility exit costs of $2.3 million, non-cash facility exit costs of $0.9 million and other incremental transformation related costs of $2.0 million including the cost of personnel directly working on the integration.

Acquisition and transformation related costs of $4.3 million for the 26 weeks ended May 31, 2014 and $4.2 million for the 26 weeks ended June 1, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 26 weeks ended May 31, 2014, we incurred workforce reduction costs of $3.0 million, cash facility exit costs of $9.3 million, non-cash facility exit costs of $3.1 million and other incremental transformation related costs of $5.6 million including the cost of personnel directly working on the integration. During the 26 weeks ended June 1, 2013, we incurred workforce reduction costs of $4.2 million, cash facility exit costs of $3.7 million, non-cash facility exit costs of $1.3 million and other incremental transformation related costs of $2.8 million including the cost of personnel directly working on the integration.

We present operating segment information consistent with how we organize our business internally, assess performance and make decisions regarding the allocation of resources. Segment operating income is defined as gross profit less selling, general and administrative expenses. Because this definition excludes special charges, we have not allocated special charges to the operating segments or included them in Management’s Discussion & Analysis of operating segment results. For informational purposes only, the following table provides the special charges, net attributable to each operating segment for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	May 31,	June 1,	May 31,	June 1,
($ in millions)	2014	2013	2014	2013
Americas Adhesives	$0.8	$2.1	$1.3	$3.6
EIMEA	11.2	7.9	21.7	10.9
Asia Pacific	1.0	0.4	1.4	0.5
Company-wide	0.5	0.4	0.9	1.2

Special Charges, net	$13.5	$10.8	$25.3	$16.2

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pretax profit improvement benefits aggregating to $90.0 million when the various integration activities are completed in 2014. By 2015, the Business Integration Project activities are expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent. The project incorporates many different work streams each of which has a specific timeline for completion and delivery of benefits. Taking the expected impact of all initiatives into account, the profit improvement benefits should drive steady annual improvement in EBITDA margin until the target level is achieved in 2015.

We estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we expect total project costs will exceed this estimate by an immaterial amount. The following table provides detail of costs incurred inception-to-date as of May 31, 2014 for the Business Integration Project:

Costs Incurred
Inception-to-Date
($ in millions)	as of May 31, 2014
Acquisition and transformation related costs	$38.7
Work force reduction costs	40.9
Cash facility exit costs	22.1
Non-cash facility exit costs	12.5
Other related costs	16.2

Business Integration Project	$130.4

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

For the quarter ended May 31, 2014, we achieved cost savings of $4.4 million related to workforce reductions and $1.1 million related to facility closures and consolidations. For the quarter ended June 1, 2013, we achieved cost savings of $3.6 million related to workforce reductions and $3.1 million related to facility closures and consolidations. The above cost savings represent benefits from selected activities included in the Business Integration Project. For the quarter ended May 31, 2014 and June 1, 2013, we achieved EBITDA margin of 11.5 percent and 12.9 percent, respectively.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Other income (expense), net	$(0.2)	$(1.8)	NMP	$(1.3)	$(1.4)	NMP

NMP	= Non-meaningful percentage

Other income (expense), net in the second quarter of 2014 included $0.5 million of currency translation and re-measurement losses offset by $0.2 million of net financing income and $0.1 million of interest income. Other income (expense), net in the second quarter of 2013 included $1.7 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.2 million of interest income.

For the first six months of 2014, other income (expense), net included $1.8 million of currency translation and re-measurement losses offset by $0.4 million of net financing income and $0.1 million of interest income. Other income (expense), net in the first six months of 2013 included $1.5 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.4 million of interest income.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Interest expense	$4.8	$4.9	(2.5%)	$8.9	$10.2	(13.0%)

Interest expense in the second quarter of 2014 as compared to the same period last year was lower due to higher capitalized interest related to the Business Integration Project and the implementation of our ERP system, offset by higher average debt balances. We capitalized interest expense of $1.0 million in the second quarter of 2014 as compared to $0.4 million in the same period last year.

Interest expense for the first six months of 2014 as compared to same period last year was lower due to higher capitalized interest related to the Business Integration Project and the implementation of our ERP system, offset by higher average debt balances. We capitalized interest expense of $2.0 million for the first six months of 2014 as compared to $0.4 million through the same period last year.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Income taxes	$8.8	$10.9	(18.6%)	$15.4	$18.0	(14.5%)
Effective tax rate	31.8%	30.8%		32.6%	29.6%

Income tax expense of $8.8 million in the second quarter of 2014 includes $0.9 million of discrete tax benefits and $1.6 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 27.4 percent. Without discrete tax benefits of $0.7 million and the impact of costs related to the Business Integration Project in the second quarter of 2013, the overall effective tax rate was 30.4 percent. The primary reason for the lower rate in the second quarter of 2014 compared to the second quarter of 2013 resulted from changes in the geographic mix of pretax earnings.

Income tax expense of $15.4 million in the first six months of 2014 includes $1.1 million of discrete tax benefits and $3.9 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 28.1 percent. Without discrete tax benefits of $1.5 million and the impact of costs related to the Business Integration Project in the first six months of 2013, the overall effective tax rate was 30.0 percent. The primary reason for the lower rate for the first six months of 2014 resulted from changes in the geographic mix of pretax earnings compared to the same period last year.

Income from equity method investments:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Income from equity method investments	$1.7	$1.6	2.4%	$3.5	$4.1	(13.4%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Net income attributable to non-controlling interests:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.2)	$(0.2)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net income attributable to H.B. Fuller	$20.5	$25.9	(20.8%)	$35.1	$46.6	(24.7%)
Percent of net revenue	3.8%	5.0%		3.4%	4.7%

The net income attributable to H.B. Fuller for the second quarter of 2014 was $20.5 million compared to $25.9 million for the second quarter of 2013. The second quarter of 2014 included $13.5 million of special charges, net ($12.0 million after tax) for costs related to the Business Integration Project. The second quarter of 2013 included $10.8 million of special charges, net ($8.4 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the second quarter of 2014 was $0.40 per share as compared to $0.51 per share for the second quarter of 2013.

The net income attributable to H.B. Fuller for the first six months of 2014 was $35.1 million compared to $46.6 million for the first six months of 2013. The first six months of 2014 included $25.3 million of special charges, net ($21.4 million after tax) for costs related to the Business Integration Project. The first six months of 2013 included $16.2 million of special charges, net ($12.6 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first six months of 2014 was $0.69 per share as compared to $0.91 per share for the same period last year.

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

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$236.9	44%	$228.8	44%	$446.6	43%	$436.5	44%
EIMEA	189.6	35%	185.2	36%	361.2	36%	362.7	36%
Asia Pacific	68.0	12%	62.1	12%	133.0	12%	122.7	12%
Construction Products	49.5	9%	42.9	8%	89.2	9%	77.0	8%

Total	$544.0	100%	$519.0	100%	$1,030.0	100%	$998.9	100%

Segment Operating Income:

	13 Weeks Ended				26 Weeks Ended
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$31.9	69%	$31.9	60%	$57.1	69%	$57.7	66%
EIMEA	10.2	22%	14.1	27%	18.6	23%	20.6	23%
Asia Pacific	1.7	4%	2.8	5%	3.5	4%	4.8	5%
Construction Products	2.5	5%	4.0	9%	3.3	4%	5.4	6%

Total	$46.3	100%	$52.8	101%	$82.5	100%	$88.5	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Segment operating income	$46.3	$52.8	$82.5	$88.5
Special charges, net	(13.5)	(10.8)	(25.3)	(16.2)
Other income (expense), net	(0.2)	(1.8)	(1.2)	(1.4)
Interest expense	(4.8)	(4.9)	(8.9)	(10.2)

Income before income taxes and income from equity method investments	$27.8	$35.3	$47.1	$60.7

Americas Adhesives

	13 Weeks Ended			26 Weeks Ended
	May 31,	June 1,	2014 vs	May 31,	June 1,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$236.9	$228.8	3.6%	$446.6	$436.5	2.3%
Segment operating income	$31.9	$31.9	0.2%	$57.1	$57.7	(1.1%)
Segment profit margin %	13.5%	13.9%		12.8%	13.2%

The following tables provide details of the Americas Adhesives net revenue variances:

	13 Weeks Ended May 31, 2014 vs June 1, 2013	26 Weeks Ended May 31, 2014 vs June 1, 2013
Organic growth	4.1%	2.8%
Currency	(0.5%)	(0.5%)

Total	3.6%	2.3%

Net revenue increased 3.6 percent in the second quarter of 2014 compared to the second quarter of 2013. The 4.1 percent increase in organic growth was attributable to a 4.6 percent increase in sales volume partially offset by a 0.5 percent decrease in pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.5 percent decrease in net revenue. As a percentage of net revenue, raw material cost decreased 70 basis points. Manufacturing costs as a percentage of net revenue increased 150 basis points compared with the second quarter of last year. The main driver for this increase are costs associated with the implementation of our new ERP system. Segment operating income increased 0.2 percent and segment profit margin as a percentage of net revenue decreased 40 basis points in the second quarter compared to the second quarter last year.

Net revenue increased 2.3 percent in the first six months of 2014 compared to the first six months of 2013. The 2.8 percent increase in organic growth was attributable to a 3.5 percent increase in sales volume partially offset by a 0.7 percent decrease in pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.5 percent decrease in net revenue. As a percentage of net revenue, raw material cost was flat versus the same period last year. Manufacturing costs as a percentage of net revenue increased 100 basis points compared to the first six months of last year mainly due to costs associated with the implementation of our new ERP system. Segment operating income decreased 1.1 percent and segment profit margin as a percentage of net revenue decreased 40 basis points in the first six months compared to the same period last year.

EIMEA

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013	2014 vs 2013	May 31, 2014	June 1, 2013	2014 vs 2013
Net revenue	$189.6	$185.2	2.4%	$361.2	$362.7	(0.4%)
Segment operating income	$10.2	$14.1	(28.2%)	$18.6	$20.6	(9.8%)
Segment profit margin%	5.4%	7.6%		5.1%	5.7%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended May 31, 2014 vs June 1, 2013	26 Weeks Ended May 31, 2014 vs June 1, 2013
Organic growth	(0.6%)	(1.9%)
Currency	3.0%	1.5%

Total	2.4%	(0.4%)

Net revenue increased 2.4 percent in the second quarter of 2014 compared to the second quarter of 2013. The negative organic growth of 0.6 percent was attributable to a 1.4 percent decrease in sales volume partially offset by 0.8 percent increase in pricing. The positive currency effect of 3.0 percent was a result of a stronger Euro partially offset by weaker Turkish lira, Indian rupee and Egyptian pound compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region. Sales volume growth was generated in the emerging markets, mainly in India and Turkey. Raw material cost as a percentage of net revenue increased 50 basis points in the second quarter compared to the same quarter last year primarily due to higher vinyl acetate monomer costs. All other manufacturing cost as a percentage of net revenue was 210 basis points higher than last year mainly due to business integration costs that are not classified as special charges. SG&A expenses as a percentage of net revenue declined 40 basis points relative to the prior year. As a result of the above factors, segment operating income decreased 28.2 percent and segment profit margin decreased 220 basis points compared to the second quarter last year.

Net revenue decreased 0.4 percent in the first six months of 2014 compared to the first six months of 2013. The negative organic growth of 1.9 percent was attributable to a 2.7 percent decrease in sales volume partially offset by 0.8 percent increase in pricing. The positive currency effect of 1.5 percent was a result of a stronger Euro partially offset by weaker Turkish lira, Indian rupee and Egyptian pound compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region. Sales volume growth was generated in the emerging markets, mainly in India and Turkey. Raw material cost as a percentage of net revenue decreased 50 basis points in the first six months compared to the same period last year. All other manufacturing costs as a percentage of net revenue were 130 basis points higher than last year mainly due to business integration costs that are not classified as special charges. SG&A expenses as a percentage of net revenue declined 20 basis points relative to the prior year. As a result of the above factors, segment operating income decreased 9.8 percent and segment profit margin decreased 60 basis points compared to the first six months of last year.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013	2014 vs 2013	May 31, 2014	June 1, 2013	2014 vs 2013
Net revenue	$68.0	$62.1	9.4%	$133.0	$122.7	8.4%
Segment operating income	$1.7	$2.8	(37.0%)	$3.5	$4.8	(25.6%)
Segment profit margin %	2.6%	4.5%		2.7%	3.9%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended May 31, 2014 vs June 1, 2013	26 Weeks Ended May 31, 2014 vs June 1, 2013
Organic growth	13.8%	12.4%
Currency	(4.4%)	(4.0%)

Total	9.4%	8.4%

Net revenue in the second quarter of 2014 increased 9.4 percent compared to the second quarter last year. The 13.8 percent increase in organic growth was attributable to a 13.6 percent increase in sales volume and a 0.2 percent increase in pricing. The China, Southeast Asia, Korea and Australia markets showed growth compared to the second quarter last year. Negative currency effects of 4.4 percent compared to last year are mainly attributable to Australia and Southeast Asia markets. Raw material costs as a percentage of net revenue increased 200 basis points compared to the second quarter of last year mainly due to sales mix. All other manufacturing costs as a percentage of net revenue increased 210 basis points compared to the second quarter of last year mainly driven by investments made in the electronics business as well as business integration costs that are not classified as special charges. Compared to the second quarter of last year, segment operating income decreased $1.0 million and segment profit margin decreased 190 basis points.

Net revenue in the first six months of 2014 increased 8.4 percent compared to the first six months last year. The 12.4 percent increase in organic growth was attributable to a 12.5 percent increase in sales volume and a 0.1 percent decrease in pricing. The China, Southeast Asia, Korea and Australia markets showed growth compared to the first six months of last year. Negative currency effects of 4.0 percent compared to last year are mainly attributable to Australia and Southeast Asia markets. Raw material costs as a percentage of net revenue increased 200 basis points compared to the first six months of last year mainly due to sales mix. All other manufacturing costs as a percentage of net revenue increased 120 basis points compared to the first six months of last year driven by investments made in the electronics business as well as business integration costs that are not classified as special charges. Compared to the first six months of last year, segment operating income decreased $1.3 million and segment profit margin decreased 120 basis points.

Construction Products

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013	2014 vs 2013	May 31, 2014	June 1, 2013	2014 vs 2013
Net revenue	$49.5	$42.9	15.2%	$89.2	$77.0	15.8%
Segment operating income	$2.5	$4.0	(38.7%)	$3.3	$5.4	(39.2%)
Segment profit margin %	5.0%	9.4%		3.7%	7.0%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended May 31, 2014 vs June 1, 2013	26 Weeks Ended May 31, 2014 vs June 1, 2013
Organic growth	15.2%	15.8%

Net revenue increased 15.2 percent in the second quarter of 2014 compared to the second quarter of 2013. The increase was driven by a 19.9 percent increase in sales volume partially offset by a 4.7 percent decrease in pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. The decrease in pricing is mainly due to price reductions related to certain product lines in the wholesale channel. Raw material cost as a percentage of net revenue was approximately 290 basis points higher in the second quarter of 2014 compared to last year primarily due to changes in sales mix. Manufacturing costs as a percentage of net revenue increased 180 basis points compared to the second quarter of last year driven mainly by incremental new business. Segment operating income decreased 38.7 percent and segment profit margin decreased 440 basis points in the second quarter compared to the same period last year.

Net revenue increased 15.8 percent in the first six months of 2014 compared to the first six months of 2013. The increase was driven by a 19.6 percent increase in sales volume partially offset by a 3.8 percent decrease in pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. The decrease in pricing is mainly due to price reductions related to certain product lines in the wholesale channel. Raw material cost as a percentage of net revenue was approximately 220 basis points higher in the first six months of 2014 compared to last year primarily due to changes in sales mix. Manufacturing costs as a percentage of net revenue increased 110 basis points compared to the first six months of last year driven mainly by incremental new business. Segment operating income decreased 39.2 percent and segment profit margin decreased 330 basis points in the first six months compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 31, 2014 were $95.0 million as compared to $155.1 million as of November 30, 2013 and $161.2 million as of June 1, 2013. Of the $95.0 million in cash and cash equivalents as of May 31, 2014, $91.6 million was held outside the United States. Total long and short-term debt was $566.1 million as of May 31, 2014, $492.9 million as of November 30, 2013 and $496.4 million as of June 1, 2013. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 37.2 percent as of May 31, 2014 as compared to 34.6 percent as of November 30, 2013 and 37.8 percent as of June 1, 2013.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. operations and U.S. capital spending and U.S. pension and other postretirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 31, 2014, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 31, 2014
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	12.6
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.5

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2014.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	May 31, 2014	June 1, 2013
Net working capital as a percentage of annualized net revenue[1]	19.0%	18.0%
Accounts receivable DSO[2]	60 Days	55 Days
Inventory days on hand[3]	69 Days	57 Days
Free cash flow[4]	$(127.0) million	$(16.6) million
Total debt to total capital ratio[5]	37.2%	37.8%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of May 31, 2014	Trailing 12 months as of June 1, 2013
Gross profit	$565.9	$558.0
Selling, general and administrative expenses	(376.4)	(378.2)
Income taxes at effective rate	(52.2)	(53.2)
Income from equity method investments	7.8	9.0

Total return	$145.1	$135.6
Total invested capital	$1,525.8	$1,317.0
Return on invested capital	9.5%	10.3%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013
Net cash provided by (used in) operating activities	$(33.8)	$40.7

Net income including non-controlling interests was $35.3 million in the first six months of 2014 compared to $46.8 million in the first six months of 2013. Depreciation and amortization expense totaled $33.7 million in the first six months of 2014 compared to $30.0 million in the first six months of 2013. Accrued compensation was a use of cash of $24.9 million in 2014 compared to a use of cash of $12.0 million last year. The use of cash in both years is related to payments for our employee incentive plans in the first quarter and to the timing of payments of severance related costs for the Business Integration Project. Income taxes payable was a use of cash of $4.0 million in the first six months of 2014 compared to a use of cash of $8.2 million in same period last year. The use of cash in 2014 and 2013 are related to the timing of income tax payments and accruals.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $57.3 million compared to a use of cash of $14.8 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013
Trade receivables, net	$(23.8)	$1.2
Inventory	(60.6)	(17.0)
Trade payables	27.1	1.0

Total cash flow impact	$(57.3)	$(14.8)

•	Trade Receivables, net – Trade Receivables, net was a use of cash of $23.8 million in 2014 compared to a source of cash of $1.2 million in 2013. The use of cash in 2014 compared to the source of cash in 2013 is partially related to higher net revenue and a higher DSO. The DSO was 60 days at May 31, 2014 and 55 days at June 1, 2013.

•	Inventory – Inventory was a use of cash of $60.6 million and $17.0 million in 2014 and 2013, respectively. The higher use of cash in 2014 is related to increased inventory to support the manufacturing transitions as part of the Business Integration Project and the implementation of our ERP system in North America. Inventory days on hand were 69 days as of May 31, 2014 and 57 days as of June 1, 2013.

•	Trade Payables – For the first six months of 2014 trade payables was a source of cash of $27.1 million compared to a source of cash of $1.0 million in 2013. The higher source of cash in 2014 reflects the higher purchases of property, plant and equipment and purchases of inventory that had not been paid at the end of the second quarter.

Cash Flows from Investing Activities from Continuing Operations:

	26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013
Net cash used in investing activities	$(80.5)	$(48.4)

Purchases of property, plant and equipment were $82.1 million in the first six months of 2014 as compared to $48.0 million for the same period of 2013. The increase in 2014 compared to 2013 was primarily related to capital expenditures for the Business Integration Project and the implementation of our ERP system. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million.

Cash Flows from Financing Activities from Continuing Operations:

	26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013
Net cash provided by (used in) financing activities	$54.7	$(31.0)

Proceeds from long-term debt in the first six months of 2014 were $175.0 million compared to $95.0 million in the first six months of 2013. Repayments of long-term debt were $110.0 million in the first six months of 2014 and $110.0 million in the first six months of 2013. In 2014, the net proceeds from notes payable of $9.0 million was used to finance our continuing operations. In 2013 net repayments from notes payable was $5.8 million. Cash generated from the exercise of stock options was $4.7 million and $4.4 million for the first six months of 2014 and 2013, respectively. Repurchases of common stock were $15.4 million in the first six months of 2014 compared to $7.1 million in the same period of 2013. The higher 2014 repurchases of common stock were due to $12.3 million of repurchases from our 2010 share repurchase program and higher repurchases related to statutory minimum tax withholding in conjunction with the vesting of restricted stock.

Cash Flows from Discontinued Operations:

	26 Weeks Ended
($ in millions)	May 31, 2014	June 1, 2013
Net cash used in operating activities of discontinued operations	$—	$(0.1)

Cash flows from discontinued operations includes cash used in operations of the Central America Paints business.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 31, 2014 would be approximately $1.6 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first six months of 2014. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2014, and foreign currency balance sheet positions as of May 31, 2014, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.7 million or $0.05 per diluted share.

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

For the six months ended May 31, 2014, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of May 31, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal control over financial reporting

We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will upgrade and standardize our information system. The implementation is expected to occur in phases over the next several years. The implementation of a global ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

We have completed the implementation with respect to several subsidiaries/locations and will continue to roll out the ERP system over the next several years. As with any new information system we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these subsidiaries/locations.

Except as described above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in millions)	May 31, 2014	June 1, 2013	November 30, 2013
Lawsuits and claims settled	4	—	22
Settlement amounts	$0.2	$—	$1.4
Insurance payments received or expected to be received	$0.2	$—	$1.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
March 2, 2014 – April 5, 2014	140	$47.66	$62.0
April 6, 2014 – May 3, 2014	2,109	$45.62	$62.0
May 4, 2014 – May 31, 2014	—	$—	$62.0

[1]	The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 27, 2014	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.