Form 10-Q
period 2014-08-30
FULLER H B CO
filed 2014-09-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,290,523 as of September 18, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Net revenue	$526,765	$514,579	$1,556,780	$1,513,437
Cost of sales	(401,611)	(370,072)	(1,155,926)	(1,088,938)

Gross profit	125,154	144,507	400,854	424,499
Selling, general and administrative expenses	(96,779)	(90,604)	(289,950)	(282,050)
Special charges, net	(12,343)	(12,775)	(37,615)	(28,951)
Other income (expense), net	(289)	(1,046)	(1,543)	(2,482)
Interest expense	(5,292)	(4,579)	(14,178)	(14,790)

Income from continuing operations before income taxes and income from equity method investments	10,451	35,503	57,568	96,226
Income taxes	(8,035)	(10,290)	(23,414)	(28,274)
Income from equity method investments	1,668	1,937	5,205	6,020

Income from continuing operations	4,084	27,150	39,359	73,972
Income from discontinued operations, net of tax	—	1,211	—	1,211

Net income including non-controlling interests	4,084	28,361	39,359	75,183
Net income attributable to non-controlling interests	(97)	(92)	(264)	(308)

Net income attributable to H.B. Fuller	$3,987	$28,269	$39,095	$74,875

Earnings per share attributable to H.B. Fuller common stockholders:
Basic[1]
Income from continuing operations	0.08	0.54	0.78	1.48
Income from discontinued operations	—	0.02	—	0.02

Basic earnings per share	$0.08	$0.57	$0.78	$1.50

Diluted[1]
Income from continuing operations	0.08	0.53	0.76	1.44
Income from discontinued operations	—	0.02	—	0.02

Diluted earnings per share	$0.08	$0.55	$0.76	$1.47

Weighted-average common shares outstanding:
Basic	50,053	49,913	49,973	49,888
Diluted	51,297	51,127	51,242	51,102
Dividends declared per common share	$0.120	$0.100	$0.340	$0.285

1	Income per share amounts may not add due to rounding

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Net income including non-controlling interests	$4,084	$28,361	$39,359	$75,183
Other comprehensive income (loss)
Foreign currency translation	(9,344)	(3,444)	(10,174)	(12,553)
Defined benefit pension plans adjustment, net of tax	1,019	1,985	3,058	5,926
Interest rate swaps, net of tax	11	11	31	31
Cash-flow hedges, net of tax	48	119	80	308

Other comprehensive income (loss)	(8,266)	(1,329)	(7,005)	(6,288)

Comprehensive income (loss)	(4,182)	27,032	32,354	68,895
Less: Comprehensive income attributable to non-controlling interests	99	139	263	316

Comprehensive income (loss) attributable to H.B. Fuller	$(4,281)	$26,893	$32,091	$68,579

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 30,	November 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$75,544	$155,121
Trade receivables (net of allowances—$9,616 and $8,539, for August 30, 2014 and November 30, 2013, respectively)	345,104	331,125
Inventories	281,265	221,537
Other current assets	109,952	85,046
Current assets of discontinued operations	1,865	1,865

Total current assets	813,730	794,694

Property, plant and equipment	1,113,391	1,032,792
Accumulated depreciation	(620,029)	(598,405)

Property, plant and equipment, net	493,362	434,387

Goodwill	258,709	263,103
Other intangibles, net	200,080	219,401
Other assets	171,637	161,443

Total assets	$1,937,518	$1,873,028

Liabilities, redeemable non-controlling interest and total equity Current liabilities:
Notes payable	$30,949	$20,589
Trade payables	212,491	201,575
Accrued compensation	44,293	76,218
Income taxes payable	6,315	10,830
Other accrued expenses	58,037	46,566
Current liabilities of discontinued operations	5,000	5,000

Total current liabilities	357,085	360,778

Long-term debt, excluding current maturities	531,952	472,315
Accrued pension liabilities	43,074	52,922
Other liabilities	49,825	51,835

Total liabilities	981,936	937,850

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,790	4,717
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,281,674 and 50,228,543, for August 30, 2014 and November 30, 2013, respectively	50,282	50,229
Additional paid-in capital	49,835	44,490
Retained earnings	929,224	907,308
Accumulated other comprehensive income (loss)	(78,966)	(71,962)

Total H.B. Fuller stockholders’ equity	950,375	930,065

Non-controlling interests	417	396

Total equity	950,792	930,461

Total liabilities, redeemable non-controlling interest and total equity	$1,937,518	$1,873,028

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at December 1, 2012	$49,903	$37,965	$830,031	$(139,626)	$425	$778,698
Comprehensive income			96,761	67,664	370	164,795
Dividends			(19,484)			(19,484)
Stock option exercises	462	8,429				8,891
Share-based compensation plans other, net	301	12,621				12,922
Excess tax benefit on share-based compensation		2,676				2,676
Repurchases of common stock	(437)	(17,201)				(17,638)
Redeemable non-controlling interest					(399)	(399)

Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income	—	—	39,095	(7,004)	263	32,354
Dividends	—	—	(17,179)	—	—	(17,179)
Stock option exercises	303	6,028	—	—	—	6,331
Share-based compensation plans other, net	67	11,378	—	—	—	11,445
Excess tax benefit on share-based compensation	—	3,123	—	—	—	3,123
Repurchases of common stock	(317)	(15,184)	—	—	—	(15,501)
Redeemable non-controlling interest	—	—	—	—	(242)	(242)

Balance at August 30, 2014	$50,282	$49,835	$929,224	$(78,966)	$417	$950,792

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 30, 2014	August 31, 2013
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$39,359	$75,183
Income from discontinued operations, net of tax	—	(1,211)
Adjustments to reconcile net income including non-controlling interests to net cash provided by (used in) operating activities from continuing operations:
Depreciation	34,727	29,049
Amortization	17,311	16,746
Deferred income taxes	(78)	39
(Income) from equity method investments, net of dividends received	(2,958)	6,919
Share-based compensation	10,163	9,027
Excess tax benefit from share-based compensation	(3,123)	(2,167)
Non-cash charge for the sale of inventories revalued at the date of acquisition	—	189
Change in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade receivables, net	(18,390)	1,360
Inventories	(63,071)	(14,213)
Other assets	(25,612)	(2,607)
Trade payables	26,372	(5,490)
Accrued compensation	(31,116)	(2,978)
Other accrued expenses	11,969	717
Income taxes payable	(4,001)	(9,597)
Accrued / prepaid pensions	(12,610)	(5,225)
Other liabilities	(5,886)	(4,166)
Other	14,387	(2,370)

Net cash provided by (used in) operating activities from continuing operations	(12,557)	89,205
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(116,213)	(82,549)
Purchased businesses	(151)	(8,614)
Purchased technology	—	(2,387)
Proceeds from sale of property, plant and equipment	781	1,861

Net cash used in investing activities from continuing operations	(115,583)	(91,689)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	235,000	107,031
Repayment of long-term debt	(174,000)	(129,500)
Net proceeds from notes payable	10,390	1,104
Dividends paid	(17,052)	(14,317)
Distribution to redeemable non-controlling interest	—	(244)
Proceeds from stock options exercised	6,331	7,021
Excess tax benefit from share-based compensation	3,123	2,167
Repurchases of common stock	(15,501)	(12,021)

Net cash provided by (used in) financing activities from continuing operations	48,291	(38,759)
Effect of exchange rate changes	272	(71)

Net change in cash and cash equivalents from continuing operations	(79,577)	(41,314)
Cash provided by operating activities of discontinued operations	—	1,137

Net change in cash and cash equivalents	(79,577)	(40,177)
Cash and cash equivalents at beginning of period	155,121	200,436

Cash and cash equivalents at end of period	$75,544	$160,259

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$127	$113
Cash paid for interest, net of amount capitalized of $2,461 and $1,017 for the periods ended August 30, 2014 and August 31, 2013, respectively	$17,169	$16,651
Cash paid for income taxes, net of refunds	$13,118	$32,579

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

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation	Purchase
	November 30, 2013	Price Adjustment	Final Valuation
Current assets	$5,179	$	$5,179
Property, plant and equipment	2,275		2,275
Goodwill	3,626	151	3,777
Other intangibles
Customer relationships	3,529		3,529
Noncompetition agreements	565		565
Other assets	608		608
Current liabilities	(3,684)		(3,684)
Other liabilities	(1,859)		(1,859)

Total purchase price	$10,239	$151	$10,390

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration was included in current liabilities of discontinued operations in the Condensed Consolidated Balance Sheets at August 30, 2014 and November 30, 2013 as we expect the purchase agreement contingencies to be resolved in 2014.

Net income from discontinued operations for the periods ended August 30, 2014 and August 31, 2013 were as follows:

	13 Weeks Ended		39 Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Income taxes	$—	$1,211	$—	$1,211

Net income from discontinued operations	$—	$1,211	$—	$1,211

In the third quarter of 2013, in conjunction with filing the fiscal year 2012 tax return, we recorded a reduction in the income tax expense related to the sale of the Central America Paints business of $1,211.

The major classes of assets and liabilities of discontinued operations as of August 30, 2014 and November 30, 2013 were as follows:

	August 30, 2014	November 30, 2013
Current assets of discontinued operations	$1,865	$1,865
Current liabilities of discontinued operations	$5,000	$5,000

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 30, 2013. Starting in 2014 we no longer grant restricted stock shares.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. There were no options granted during the 13 weeks ended August 31, 2013. The fair value of options granted during the 13 weeks ended August 30, 2014 and 39 weeks ended August 30, 2014 and August 31, 2013 were calculated using the following weighted average assumptions:

	13 Weeks Ended	39 Weeks Ended
	August 30, 2014	August 30, 2014	August 31, 2013
Expected life (in years)	4.75	4.75	4.75
Weighted-average expected volatility	31.68%	34.13%	48.00%
Expected volatility	31.68%	31.68% - 37.06%	47.65% - 48.02%
Risk-free interest rate	1.61%	1.52%	0.73%
Expected dividend yield	0.96%	0.82%	0.87%
Weighted-average fair value of grants	$12.89	$14.19	$15.09

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

Total share-based compensation expense of $3,015 and $2,812 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended August 30, 2014 and August 31, 2013, respectively. Total share-based compensation expense of $10,163 and $9,027 was included in our Condensed Consolidated Statements of Income for the 39 weeks ended August 30, 2014 and August 31, 2013, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended August 30, 2014 and August 31, 2013 there was $673 and $138 of excess tax benefit recognized, respectively. For the 39 weeks ended August 30, 2014 and August 31, 2013 there was $3,123 and $2,167 of excess tax benefit recognized, respectively.

As of August 30, 2014, there was $8,160 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.1 years. Unrecognized compensation costs related to unvested restricted stock shares was $4,294 which is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock units was $5,402 which is expected to be recognized over a weighted-average period of 1.2 years.

Share-based Activity

A summary of option activity as of August 30, 2014 and changes during the 39 weeks then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 30, 2013	2,429,961	$25.74
Granted	420,716	48.89
Exercised	(302,732)	20.91
Forfeited or cancelled	(29,504)	36.37

Outstanding at August 30, 2014	2,518,441	$30.07

The total fair values of options granted during the 13 weeks ended August 30, 2014 were $73. There were no options granted during the 13 weeks ended August 31, 2013. Total intrinsic values of options exercised during the 13 weeks ended August 30, 2014 and August 31, 2013 were $1,925 and $2,665, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 39 weeks ended August 30, 2014 and August 31, 2013 were $5,972 and $6,823, respectively. Total intrinsic values of options exercised during the 39 weeks ended August 30, 2014 and August 31, 2013 were $6,855 and $7,434, respectively. Proceeds received from option exercises during the 13 weeks ended August 30, 2014 and August 31, 2013 were $1,680 and $2,650, respectively and $6,331 and $7,021 during the 39 weeks ended August 30, 2014 and August 31, 2013, respectively.

A summary of nonvested restricted stock as of August 30, 2014 and changes during the 39 weeks then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2
Granted	126,045	—	126,045	48.87	1.4
Vested	(68,293)	(113,502)	(181,795)	48.18	—
Forfeited	(2,160)	(7,999)	(10,159)	37.08	1.2

Nonvested at August 30, 2014	190,823	190,944	381,767	$40.67	1.2

Total fair values of restricted stock vested during the 13 weeks ended August 30, 2014 and August 31, 2013 were $217 and $229, respectively. Total fair values of restricted stock vested during the 39 weeks ended August 30, 2014 and August 31, 2013 were $8,758 and $6,779, respectively. The total fair value of nonvested restricted stock at August 30, 2014 was $9,697.

We repurchased 1,095 and 838 restricted stock shares during the 13 weeks ended August 30, 2014 and August 31, 2013, respectively and 67,407 and 62,462 during the 39 weeks ended August 30, 2014 and August 31, 2013, respectively The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of August 30, 2014, and changes during the 39 weeks then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2013	312,680	61,288	373,968
Participant contributions	10,134	1,615	11,749
Company match contributions[1]	16,032	162	16,194
Payouts	(1,075)	(12,099)	(13,174)

Units outstanding August 30, 2014	337,771	50,966	388,737

[1]	The non-employee directors’ company match includes 15,019 deferred compensation units paid as discretionary awards to all non-employee directors in the third quarter of 2014.

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Weighted-average common shares—basic	50,053	49,913	49,973	49,888
Equivalent shares from share-based compensations plans	1,244	1,214	1,269	1,214

Weighted-average common and common equivalent shares—diluted	51,297	51,127	51,242	51,102

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

Options to purchase 416,544 and 410,278 shares of common stock at a weighted-average exercise price of $48.89 and $48.93 for the 13 weeks and 39 weeks ended August 30, 2014, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 449,466 shares of common stock at a weighted-average exercise price of $39.58 for the 13 weeks and 39 weeks ended August 31, 2013 were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended August 30, 2014				13 Weeks Ended August 31, 2013
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests			$3,987	$97			$28,269	$92
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(9,346)	—	(9,346)	2	$(3,491)	—	(3,491)	47
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,658	(639)	1,019		3,054	(1,069)	1,985
Interest rate swap³	15	(4)	11		15	(4)	11
Cash-flow hedges³	62	(14)	48		194	(75)	119

Other comprehensive income (loss)	$(7,611)	$(657)	(8,268)	2	$(228)	$(1,148)	(1,376)	47

Comprehensive income (loss)			$(4,281)	$99			$26,893	$139

	39 Weeks Ended August 30, 2014				39 Weeks Ended August 31, 2013
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non- controlling interests			$39,095	$264			$74,875	$308
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(10,173)	—	(10,173)	(1)	$(12,561)	—	(12,561)	8
Reclassification to earnings:
Defined benefit pension plans adjustment²	4,984	(1,926)	3,058		9,121	(3,195)	5,926
Interest rate swap³	43	(12)	31		43	(12)	31
Cash-flow hedges³	115	(35)	80		502	(194)	308

Other comprehensive income (loss)	$(5,031)	$(1,973)	(7,004)	(1)	$(2,895)	$(3,401)	(6,296)	8

Comprehensive income			$32,091	$263			$68,579	$316

¹	Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.
²	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
³	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive income (loss) follow:

	August 30, 2014
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$39,694	$39,705	$(11)
Defined benefit pension plans adjustment, net of taxes of $63,284	(118,597)	(118,597)	—
Interest rate swap, net of taxes of $25	(63)	(63)	—
Cash-flow hedges, net of taxes of $35	(11)	(11)	—

Accumulated other comprehensive income (loss)	$(78,977)	$(78,966)	$(11)

	November 30, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$49,871	$49,878	$(7)
Defined benefit pension plans adjustment, net of taxes of $65,210	(121,655)	(121,655)	—
Interest rate swap, net of taxes of $36	(94)	(94)	—
Cash-flow hedges, net of taxes of $57	(91)	(91)	—

Accumulated other comprehensive income (loss)	$(71,969)	$(71,962)	$(7)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended August 30, 2014 and August 31, 2013, we incurred special charges, net of $12,343 and $12,775, respectively and $37,615 and $28,951 for the 39 weeks ended August 30, 2014 and August 31, 2013, respectively for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Acquisition and transformation related costs	$1,864	$1,641	$6,150	$5,807
Workforce reduction costs	(55)	3,212	2,903	7,393
Facility exit costs	8,802	5,118	21,254	10,174
Other related costs	1,732	2,804	7,308	5,577

Special charges, net	$12,343	$12,775	$37,615	$28,951

Acquisition and transformation related costs of $1,864 for the 13 weeks ended August 30, 2014 and $1,641 for the 13 weeks ended August 31, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. For the 39 weeks ended August 30, 2014 and August 31, 2013 we incurred acquisition and transformation related costs of $6,150 and $5,807, respectively. During the 13 weeks ended August 30, 2014, we recorded a reversal of workforce reduction costs of $55, cash facility exit costs of $7,340 and non-cash facility exit costs of $1,462 and other incremental transformation related costs of $1,732 including the cost of personnel directly working on the integration. During the 39 weeks ended August 30, 2014, we incurred workforce reduction costs of $2,903, cash facility exit costs of $16,623 and non-cash facility exit costs of $4,631 and other incremental transformation related costs of $7,308 including the cost of personnel directly working on the integration. During the 13 weeks and 39 weeks ended August 31, 2013, we incurred workforce reduction costs of $3,212 and $7,393, respectively, cash facility exit costs of $3,262 and $6,975, respectively, non-cash facility exit costs of $1,856 and $3,199, respectively and other incremental transformation related costs of $2,804 and $5,577, respectively including the cost of personnel directly working on the integration.

For the 39 weeks ended August 30, 2014, the activity in accrued compensation associated with the Business Integration Project, is as follows:

Workforce Reduction Costs
Balance at November 30, 2013	$18,057
Workforce reduction costs	2,903
Cash payments	(18,481)
Foreign currency translation adjustment	(161)

Balance at August 30, 2014	$2,318

Of the $2,318 in accrued workforce reduction costs at August 30, 2014, $1,434 was included in accrued compensation and $884 was included in other liabilities on our Condensed Consolidated Balance Sheets as this portion was not expected to be paid within the next year. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The special charges are not allocated to our operating segments.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 30, 2014 and August 31, 2013
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2014	2013	2014	2013	2014	2013
Service cost	$23	$26	$430	$416	$108	$155
Interest cost	4,022	3,679	1,920	1,808	535	534
Expected return on assets	(5,967)	(5,680)	(2,735)	(2,302)	(1,185)	(932)
Amortization:
Prior service cost	8	12	(1)	(1)	(942)	(1,033)
Actuarial (gain)/ loss	1,144	1,686	775	932	677	1,430

Net periodic cost (benefit)	$(770)	$(277)	$389	$853	$(807)	$154

	39 Weeks Ended August 30, 2014 and August 31, 2013
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2014	2013	2014	2013	2014	2013
Service cost	$70	$80	$1,298	$1,255	$325	$467
Interest cost	12,065	11,039	5,737	5,497	1,607	1,600
Expected return on assets	(17,900)	(17,040)	(8,161)	(7,002)	(3,556)	(2,794)
Amortization:
Prior service cost	22	36	(3)	(3)	(2,828)	(3,101)
Actuarial (gain)/ loss	3,432	5,056	2,331	2,818	2,032	4,288

Net periodic cost (benefit)	$(2,311)	$(829)	$1,202	$2,565	$(2,420)	$460

Note 8: Inventories

The composition of inventories follows:

	August 30, 2014	November 30, 2013
Raw materials	$153,857	$119,536
Finished goods	149,065	122,584
LIFO reserve	(21,657)	(20,583)

Total inventories	$281,265	$221,537

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

Effective March 5, 2012, we entered into a cross-currency swap agreement to convert a notional amount of $98,738 of foreign currency denominated intercompany loans into US dollars. The swap matures in 2015. As of August 30, 2014, the fair value of the swap was an asset of $190 and was included in other assets in the Condensed Consolidated Balance Sheets. The swap was designated as a cash-flow hedge for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of August 30, 2014 resulted in additional pretax loss of $37 year-to-date as the change in fair value of the cross-currency swap was less than the change in the fair value of the hypothetical swap. The amount in accumulated other comprehensive income (loss) related to the cross-currency swap was a loss of $11 at August 30, 2014. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at August 30, 2014 that is expected to be reclassified into earnings within the next twelve months is $11. At August 30, 2014, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of this cash flow hedge.

The following table summarizes the cross-currency swap outstanding as of August 30, 2014:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2015	4.30%	$98,738	$190
Receive USD		4.45%

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

As of August 30, 2014, we had forward foreign currency contracts maturing between September 2, 2014 and November 25, 2014. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $1,576 at August 30, 2014. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,702 at August 30, 2014 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $4,628 at August 30, 2014 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of August 30, 2014 resulted in additional pretax gain of $61 year-to-date as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 30, 2014, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in thousands)	August 30, 2014	August 31, 2013	November 30, 2013
Lawsuits and claims settled	4	3	22
Settlement amounts	$190	$74	$1,448
Insurance payments received or expected to be received	$155	$8	$1,087

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

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	August 30, 2014			August 31, 2013
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$237,657	$6,844	$21,854	$233,515	$6,690	$34,871
EIMEA	177,478	4,695	3,139	180,753	3,400	14,199
Asia Pacific	63,847	4,222	897	59,454	2,708	1,564
Construction Products	47,783	309	2,485	40,857	517	3,269

Total	$526,765		$28,375	$514,579		$53,903

	39 Weeks Ended
	August 30, 2014			August 31, 2013
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$684,308	$18,297	$78,949	$670,019	$16,766	$92,621
EIMEA	538,693	13,228	21,735	543,448	8,869	34,817
Asia Pacific	196,842	10,800	4,443	182,148	9,987	6,331
Construction Products	136,937	1,272	5,777	117,822	732	8,680

Total	$1,556,780		$110,904	$1,513,437		$142,449

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Segment operating income	$28,375	$53,903	$110,904	$142,449
Special charges, net	(12,343)	(12,775)	(37,615)	(28,951)
Other income (expense), net	(289)	(1,046)	(1,543)	(2,482)
Interest expense	(5,292)	(4,579)	(14,178)	(14,790)

Income from continuing operations before income taxes and income from equity method investments	$10,451	$35,503	$57,568	$96,226

Note 12: Income Taxes

As of August 30, 2014, we had a $4,614 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of August 30, 2014, we had accrued $592 of gross interest relating to unrecognized tax benefits. During the third quarter of 2014 our recorded liability for gross unrecognized tax benefits decreased by $681. The increase to our overall effective tax rate is primarily due to a change in the jurisdictional mix of annual forecasted earnings.

Note 13: Goodwill

A summary of goodwill activity for the first nine months of 2014 is presented below:

Balance at November 30, 2013	$263,103
Plexbond Quimica, S.A. acquisition (Note 2)	151
Currency impact	(4,545)

Balance at August 30, 2014	$258,709

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 30, 2014 and November 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	August 30,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,271	$1,271	$—	$—
Derivative assets	3,240	—	3,240	—
Cash-flow hedges	190	—	190	—
Interest rate swaps	4,628	—	4,628	—
Liabilities:
Derivative liabilities	$1,664	$—	$1,664	$—
Contingent consideration liability, continuing operations	341	—	—	341
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	November 30,	Fair Value Measurements Using:
Description	2013	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,786	$28,786	$—	$—
Derivative assets	533	—	533	—
Interest rate swaps	5,930	—	5,930	—
Liabilities:
Derivative liabilities	$1,399	$—	$1,399	$—
Cash-flow hedges	4,801	—	4,801	—
Contingent consideration liability, continuing operations	566	—	—	566
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

We did not repurchase any shares during the third quarter of 2014. During the third quarter of 2013 we repurchased shares under this program, with an aggregate value of $4,893. Of this amount, $125 reduced common stock and $4,768 reduced additional paid-in capital. During the first nine months of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital. During the first nine months of 2013 we repurchased shares under this program, with an aggregate value of $9,668. Of this amount, $250 reduced common stock and $9,418 reduced additional paid-in capital.

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. As of August 30, 2014 the redeemable non-controlling interest was:

Balance at November 30, 2013	$4,717
Net income attributed to redeemable non-controlling interest	242
Foreign currency translation adjustment	(169)

Balance at August 30, 2014	$4,790

Note 17: Out of Period Adjustments

During the third quarter of 2014, we recorded book to physical inventory adjustments in the Americas Adhesives manufacturing locations which have implemented our new ERP system. We determined that a portion of these differences originated in the second quarter of 2014. This error resulted in an understatement of cost of sales in the second quarter of 2014 and a corresponding overstatement of cost of sales in the third quarter in the amount of $1,646 and a corresponding overstatement of income taxes in the second quarter of 2014 and understatement of income taxes in the third quarter in the amount of $629 in our Condensed Consolidated Statements of Income.

Also during the third quarter of 2014, we corrected tax benefits recorded in the second quarter of 2014 which should have been recorded as tax expenses. This error resulted in an understatement of income taxes in the second quarter of 2014 and overstatement of income taxes in the third quarter in the amount of $1,010 in our Condensed Consolidated Statements of Income.

We evaluated the effects of these out of period adjustments on both the second quarter and the third quarter, in accordance with the guidance in ASC Topic 250-10-S99-1, “Assessing Materiality” and concluded that neither is materially misstated.

Note 18: Subsequent Event

On September 3, 2014 we acquired ProSpec® Construction Products from Bonsal American, a subsidiary of Oldcastle, Inc., the North American holding company of CRH plc for approximately $26 million. ProSpec® is a provider of tile and stone installation products and strengthens our customer profile in the southeastern and western regions of the United States. The acquisition will be recorded in our Construction Products operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2013 for important background information related to our business.

Net revenue in the third quarter of 2014 increased 2.4 percent over the third quarter of 2013. Sales volume increased 2.0 percent and product pricing decreased 0.7 percent compared to last year. A stronger Euro and Australian dollar offset by weaker Canadian dollar, Egyptian pound and Turkish lira compared to the U.S. dollar, for the third quarter of 2014 compared to the third quarter of 2013 were the main drivers of the positive 1.1 percent currency effect. Gross profit margin decreased 430 basis points due to slightly lower selling prices, less profitable sales mix and production inefficiencies related to the Business Integration Project, ERP system implementation and startup of supply chain activities to support new business. We incurred special charges, net of $12.3 million for costs related to the Business Integration Project in the third quarter of 2014 and $12.8 million in the third quarter of 2013.

Net income attributable to H.B. Fuller in the third quarter of 2014 was $4.0 million as compared to $28.3 million in the third quarter of 2013. The third quarter of 2013 net income attributable to H.B. Fuller includes $1.2 million of income from discontinued operations, net of tax. On a diluted earnings per share basis, the third quarter of 2014 was $0.08 per share as compared to $0.55 per share for the same period last year.

Net revenue in the first nine months of 2014 increased 2.9 percent over the first nine months of 2013. Sales volume increased 3.2 percent and product pricing decreased 0.6 percent compared to last year. A stronger Euro offset by weaker Australian dollar, Canadian dollar, Indian rupee, Egyptian pound and Turkish lira compared to the U.S. dollar, for the first nine months of 2014 compared to the first nine months of 2013 were the main drivers of the positive 0.3 percent currency effect. Gross profit margin decreased 230 basis points due to slightly lower selling prices, less profitable sales mix and production inefficiencies related to the Business Integration Project, ERP system implementation and startup of supply chain activities to support new business. We incurred special charges, net of $37.6 million for costs related to the Business Integration Project in the first nine months of 2014 and $29.0 million in the first nine months of 2013.

Net income attributable to H.B. Fuller in the first nine months of 2014 was $39.1 million as compared to $74.9 million in the first nine months of 2013. The 2013 net income attributable to H.B. Fuller includes $1.2 million of income from discontinued operations, net of tax. On a diluted earnings per share basis, the first nine months of 2014 was $0.76 per share as compared to $1.47 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$526.8	$514.6	2.4%	$1,556.8	$1,513.4	2.9%

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and acquisitions. The pricing/sales volume variance and small acquisitions including Plexbond Quimica, S.A., which was acquired in the third quarter of 2013 are viewed as organic growth. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2014 compared to the same periods in 2013:

	13 Weeks Ended August 30, 2014	39 Weeks Ended August 30, 2014
	vs August 31, 2013	vs August 31, 2013
Product pricing	(0.7%)	(0.6%)
Sales volume	2.0%	3.2%
Currency	1.1%	0.3%

	2.4%	2.9%

Organic sales growth, which we define as the combined variances from product pricing and sales volume was 1.3 percent in the third quarter of 2014 compared to the third quarter of 2013. Sales volume increased 2.0 percent and product pricing was 0.7 percent lower compared to last year. The 1.3 percent organic sales growth in the third quarter of 2014 was driven by 17.0 percent growth in Construction Products, 7.0 percent growth in Asia Pacific and 2.0 percent growth in Americas Adhesives. The majority of the currency impact was driven by a stronger Euro offset by weaker Australian dollar, Canadian dollar, Egyptian pound and Turkish lira compared to the U.S. dollar.

Organic sales growth was 2.6 percent in the first nine months of 2014 compared to the first nine months of 2013. Sales volume increased 3.2 percent offset by a 0.6 percent decrease in product pricing compared to last year. The 2.6 percent organic sales growth in 2014 was driven by 16.2 percent growth in Construction Products, 10.6 percent growth in Asia Pacific and 2.5 percent growth in Americas Adhesives. The majority of the currency impact was driven by a stronger Euro offset by weaker Australian dollar, Canadian dollar, Indian rupee, Egyptian pound and Turkish lira compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Raw materials	$307.1	$292.0	5.2%	$892.9	$859.1	3.9%
Other manufacturing costs	94.5	78.1	21.1%	263.0	229.8	14.4%

Cost of sales	$401.6	$370.1	8.5%	$1,155.9	$1,088.9	6.2%
Percent of net revenue	76.2%	71.9%		74.3%	72.0%

Cost of sales in the third quarter of 2014 compared to third quarter of 2013 increased 8.5 percent. Raw material cost as a percentage of net revenue increased 150 basis points compared to last year due to slightly lower selling prices, less profitable sales mix and an out of period adjustment related to the prior quarter that resulted in higher raw material costs in the current quarter. Other manufacturing costs as a percentage of revenue increased 280 basis points compared to last year mainly due to production inefficiencies related to the Business Integration Project, ERP system implementation and startup of supply chain activities to support new business. As a result, cost of sales as a percentage of net revenue increased 430 basis points in the third quarter of 2014 compared to the same period last year.

Cost of sales in the first nine months of 2014 compared to first nine months of 2013 increased 6.2 percent. Raw material cost as a percentage of net revenue increased 60 basis points compared to the same period last year. Other manufacturing costs as a percentage of revenue increased 170 basis points compared to last year mainly due to production inefficiencies related to the Business Integration Project, ERP system implementation and start-up of supply chain activities to support new business. As a result, cost of sales as a percentage of net revenue increased 230 basis points in the first nine months of 2014 compared to the same period last year.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Gross profit	$125.2	$144.5	(13.4%)	$400.9	$424.5	(5.6%)
Percent of net revenue	23.8%	28.1%		25.7%	28.0%

Gross profit in the third quarter of 2014 decreased $19.3 million and gross profit margin decreased 430 basis points compared to the third quarter of 2013. Costs associated with the implementation of our ERP system and production inefficiencies related to the Business Integration Project were the primary reason for the decrease in gross profit.

Gross profit in the first nine months of 2014 decreased by $23.6 million and gross profit margin decreased by 230 basis points compared to the first nine months of 2013. Costs associated with the implementation of our ERP system and production inefficiencies related to the Business Integration Project were the primary reason for the decrease in gross profit.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
SG&A	$96.8	$90.6	6.8%	$290.0	$282.1	2.8%
Percent of net revenue	18.4%	17.6%		18.6%	18.6%

SG&A expenses for the third quarter of 2014 increased $6.2 million or 6.8 percent compared to the third quarter of 2013. The 80 basis point increase in SG&A expense as a percentage of net revenue was driven by $4.3 million of costs related to the implementation of our ERP system.

SG&A expenses for the first nine months of 2014 increased $7.9 million or 2.8 percent compared to the first nine months of 2013. Although SG&A expense as a percentage of net revenue was flat, 2014 contains $9.2 million of costs related to the implementation of our ERP system.

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

Special charges, net:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Special charges, net	$12.3	$12.8	(3.4%)	$37.6	$29.0	29.9%

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
($ in millions)	2014	2013	2014	2013
Acquisition and transformation related costs	$1.9	$1.6	$6.1	$5.8
Workforce reduction costs	(0.1)	3.2	2.9	7.4
Facility exit costs	8.8	5.2	21.3	10.2
Other related costs	1.7	2.8	7.3	5.6

Special charges, net	$12.3	$12.8	$37.6	$29.0

The integration of the industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended August 30, 2014 and August 31, 2013, we incurred special charges, net of $12.3 million and $12.8 million respectively, for costs related to the Business Integration Project. During the 39 weeks ended August 30, 2014 and August 31, 2013, we incurred special charges, net of $37.6 million and $29.0 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $1.9 million for the 13 weeks ended August 30, 2014 and $1.6 million for the 13 weeks ended August 31, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended August 30, 2014, we recorded a reversal of workforce reduction costs of $0.1 million, cash facility exit costs of $7.3 million, non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $1.7 million including the cost of personnel directly working on the integration. During the 13 weeks ended August 31, 2013, we incurred workforce reduction costs of $3.2 million, cash facility exit costs of $3.3 million, non-cash facility exit costs of $1.9 million and other incremental transformation related costs of $2.8 million including the cost of personnel directly working on the integration.

Acquisition and transformation related costs of $6.1 million for the 39 weeks ended August 30, 2014 and $5.8 million for the 39 weeks ended August 31, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 39 weeks ended August 30, 2014, we incurred workforce reduction costs of $2.9 million, cash facility exit costs of $16.6 million, non-cash facility exit costs of $4.7 million and other incremental transformation related costs of $7.3 million including the cost of personnel directly working on the integration. During the 39 weeks ended August 31, 2013, we incurred workforce reduction costs of $7.4 million, cash facility exit costs of $7.0 million, non-cash facility exit costs of $3.2 million and other incremental transformation related costs of $5.6 million including the cost of personnel directly working on the integration.

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

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
($ in millions)	2014	2013	2014	2013
Americas Adhesives	$0.4	$2.3	$1.7	$5.9
EIMEA	11.0	10.4	32.7	21.3
Asia Pacific	0.5	(0.2)	1.9	0.3
Company-wide	0.4	0.3	1.3	1.5

Special Charges, net	$12.3	$12.8	$37.6	$29.0

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pretax profit improvement benefits aggregating to $90.0 million when the various integration activities are complete. The Business Integration Project activities were expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent by 2015. The achievement of the cost savings will be delayed due to project delays and higher than expected implementation costs. We now believe that the 15 percent EBITDA margin goal will be achieved in 2016 or shortly thereafter.

We estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we expect total project costs will exceed this estimate by approximately 25 percent. The following table provides detail of costs incurred inception-to-date as of August 30, 2014 for the Business Integration Project:

Costs Incurred
Inception-to-Date
($ in millions)	as of August 30, 2014
Acquisition and transformation related costs	$40.5
Work force reduction costs	40.8
Cash facility exit costs	29.4
Non-cash facility exit costs	14.0
Other related costs	18.0

Business Integration Project	$142.7

The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

From the inception of the project we have focused on three key metrics which track the bulk of the Business Integration Project cost savings and profit improvement objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. Since the project commenced over two years ago many changes have occurred in the project and within the underlying business. These changes make it difficult to accurately measure the cost savings according to the original metrics that we established. Therefore, going forward we will focus on the EBITDA margin goal of 15 percent as the performance metric for this project. For the quarter ended August 30, 2014 and August 31, 2013, we achieved EBITDA margin of 8.6 percent and 13.3 percent, respectively.

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Other income (expense), net	$(0.3)	$(1.0)	NMP	$(1.5)	$(2.5)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2014 included $0.5 million of currency translation and re-measurement losses offset by $0.1 million of interest income and $0.1 million of gains on disposal of fixed assets. Other income (expense), net in the third quarter of 2013 included $0.9 million of currency translation and re-measurement losses and $0.3 million of net financing costs offset by $0.2 million of interest income.

For the first nine months of 2014, other income (expense), net included $2.4 million of currency translation and re-measurement losses offset by $0.5 million of net financing income, $0.3 million of interest income and $0.1 million of gains on disposal of fixed assets. Other income (expense), net in the first nine months of 2013 included $2.5 million of currency translation and re-measurement losses and $0.6 million of net financing costs offset by $0.6 million of interest income.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Interest expense	$5.3	$4.6	15.6%	$14.2	$14.8	(4.1%)

Interest expense in the third quarter of 2014 as compared to the same period last year was higher due to higher average debt balances, and lower capitalized interest related to the Business Integration Project and the implementation of our ERP system, offset by lower average interest rates. We capitalized interest expense of $0.5 million in the third quarter of 2014 as compared to $0.6 million in the same period last year.

Interest expense for the first nine months of 2014 as compared to same period last year was lower due to higher capitalized interest related to the Business Integration Project and the implementation of our ERP system, offset by higher average debt balances. We capitalized interest expense of $2.5 million for the first nine months of 2014 as compared to $1.0 million through the same period last year.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Income taxes	$8.0	$10.3	(21.9%)	$23.4	$28.3	(17.2%)
Effective tax rate	76.9%	29.0%		40.7%	29.4%

Income tax expense of $8.0 million in the third quarter of 2014 includes $0.8 million of discrete tax benefits and $1.4 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 44.7 percent. The increase to the overall effective tax rate in the third quarter is primarily due to a change in the jurisdictional mix of annual forecasted earnings, the impact of recognizing this change in the current quarter and an out of period adjustment related to the prior quarter that resulted in higher income tax expense in the current quarter. Without discrete tax benefits of $1.3 million and the impact of costs related to the Business Integration Project in the third quarter of 2013, the overall effective tax rate was 29.8 percent.

Income tax expense of $23.4 million in the first nine months of 2014 includes $1.8 million of discrete tax benefits and $5.3 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 32.1 percent. The increase to the overall effective tax rate is primarily due to a change in the jurisdictional mix of annual forecasted earnings. Without discrete tax benefits of $2.8 million and the impact of costs related to the Business Integration Project in the first nine months of 2013, the overall effective tax rate was 29.9 percent.

Income from equity method investments:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Income from equity method investments	$1.7	$1.9	(13.9%)	$5.2	$6.0	(13.5%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Net income attributable to non-controlling interests:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.3)	$(0.3)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net income attributable to H.B. Fuller	$4.0	$28.3	(85.9%)	$39.1	$74.9	(47.8%)
Percent of net revenue	0.8%	5.5%		2.5%	4.9%

The net income attributable to H.B. Fuller for the third quarter of 2014 was $4.0 million compared to $28.3 million for the third quarter of 2013. The third quarter of 2014 included $12.3 million of special charges, net ($10.9 million after tax) for costs related to the Business Integration Project. The third quarter of 2013 included $12.8 million of special charges, net ($9.7 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the third quarter of 2014 was $0.08 per share as compared to $0.55 per share for the third quarter of 2013.

The net income attributable to H.B. Fuller for the first nine months of 2014 was $39.1 million compared to $74.9 million for the first nine months of 2013. The first nine months of 2014 included $37.6 million of special charges, net ($32.3 million after tax) for costs related to the Business Integration Project. The first nine months of 2013 included $29.0 million of special charges, net ($22.4 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first nine months of 2014 was $0.76 per share as compared to $1.47 per share for the same period last year.

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

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$237.7	45%	$233.5	45%	$684.3	44%	$670.0	44%
EIMEA	177.5	34%	180.7	35%	538.7	35%	543.5	36%
Asia Pacific	63.8	12%	59.5	12%	196.8	12%	182.1	12%
Construction Products	47.8	9%	40.9	8%	137.0	9%	117.8	8%

Total	$526.8	100%	$514.6	100%	$1,556.8	100%	$1,513.4	100%

Segment Operating Income:

	13 Weeks Ended				39 Weeks Ended
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$21.9	77%	$34.9	65%	$79.0	71%	$92.6	65%
EIMEA	3.1	11%	14.2	26%	21.7	20%	34.8	25%
Asia Pacific	0.9	3%	1.5	3%	4.4	4%	6.3	4%
Construction Products	2.5	9%	3.3	6%	5.8	5%	8.7	6%

Total	$28.4	100%	$53.9	100%	$110.9	100%	$142.4	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
	August 30,	August 31,	August 30,	August 31,
($ in millions)	2014	2013	2014	2013
Segment operating income	$28.4	$53.9	$110.9	$142.4
Special charges, net	(12.3)	(12.8)	(37.6)	(29.0)
Other income (expense), net	(0.3)	(1.0)	(1.5)	(2.4)
Interest expense	(5.3)	(4.6)	(14.2)	(14.8)

Income from continuing operations before income taxes and income from equity method investments	$10.5	$35.5	$57.6	$96.2

Americas Adhesives

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$237.7	$233.5	1.8%	$684.3	$670.0	2.1%
Segment operating income	$21.9	$34.9	(37.3%)	$78.9	$92.6	(14.8%)
Segment profit margin %	9.2%	14.9%		11.5%	13.8%

The following tables provide details of the Americas Adhesives net revenue variances:

	13 Weeks Ended August 30, 2014	39 Weeks Ended August 30, 2014
	vs August 31, 2013	vs August 31, 2013
Organic growth	2.0%	2.5%
Currency	(0.2%)	(0.4%)

Total	1.8%	2.1%

Net revenue increased 1.8 percent in the third quarter of 2014 compared to the third quarter of 2013. The 2.0 percent increase in organic growth was attributable to a 3.6 percent increase in sales volume partially offset by a 1.6 percent decrease in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.2 percent decrease in net revenue. As a percentage of net revenue, raw material costs increased 190 basis points due to lower selling prices and an out of period adjustment related to the prior quarter that resulted in higher raw material costs in the current quarter. Other manufacturing costs as a percentage of net revenue increased 270 basis points compared with the third quarter of last year. The main driver for this increase are production inefficiencies related to the implementation of our new ERP system. Segment operating income decreased 37.3 percent and segment profit margin as a percentage of net revenue decreased 570 basis points in the third quarter compared to the third quarter last year.

Net revenue increased 2.1 percent in the first nine months of 2014 compared to the first nine months of 2013. The 2.5 percent increase in organic growth was attributable to a 3.8 percent increase in sales volume partially offset by 1.3 percent decrease in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.4 percent decrease in net revenue. As a percentage of net revenue, raw material costs were 60 basis points higher than the same period last year. Other manufacturing costs as a percentage of net revenue increased 160 basis points compared to the first nine months of last year mainly due to production inefficiencies related to the implementation of our new ERP system. Segment operating income decreased 14.8 percent and segment profit margin as a percentage of net revenue decreased 230 basis points in the first nine months compared to the same period last year.

EIMEA

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$177.5	$180.7	(1.8%)	$538.7	$543.5	(0.9%)
Segment operating income	$3.1	$14.2	(77.9%)	$21.7	$34.8	(37.6%)
Segment profit margin %	1.8%	7.9%		4.0%	6.4%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended August 30, 2014	39 Weeks Ended August 30, 2014
	vs August 31, 2013	vs August 31, 2013
Organic growth	(5.0%)	(3.0%)
Currency	3.2%	2.1%

Total	(1.8%)	(0.9%)

Net revenue decreased 1.8 percent in the third quarter of 2014 compared to the third quarter of 2013. Sales volume decreased 5.4 percent and product pricing increased 0.4 percent. The positive currency effect of 3.2 percent was a result of a stronger Euro partially offset by weaker Turkish lira and Egyptian pound compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies. Sales volume growth was generated in the emerging markets, mainly in India, Middle East and Egypt. Raw material cost as a percentage of net revenue increased 140 basis points in the third quarter compared to the third quarter last year primarily due to higher vinyl acetate monomer costs. Other manufacturing costs as a percentage of net revenue were 390 basis points higher than last year mainly due to production and supply chain inefficiencies related to the Business Integration Project. As a result, segment operating income decreased 77.9 percent and segment profit margin decreased 610 basis points compared to the third quarter last year.

Net revenue decreased 0.9 percent in the first nine months of 2014 compared to the first nine months of 2013. Sales volume decreased 3.5 percent and product pricing increased 0.5 percent. The positive currency effect of 2.1 percent was a result of a stronger Euro partially offset by weaker Turkish lira, Indian rupee and Egyptian pound compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies. Sales volume growth was generated in the emerging markets, mainly in India and Turkey. Raw material cost as a percentage of net revenue increased 10 basis points compared to the same period last year. Other manufacturing costs as a percentage of net revenue were 220 basis points higher than last year mainly due to production and supply chain inefficiencies related to the Business Integration Project. As a result, segment operating income decreased 37.6 percent and segment profit margin decreased 240 basis points compared to the first nine months of last year.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$63.8	$59.5	7.4%	$196.8	$182.1	8.1%
Segment operating income	$0.9	$1.5	(42.6%)	$4.4	$6.3	(29.8%)
Segment profit margin %	1.4%	2.6%		2.3%	3.5%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended August 30, 2014	39 Weeks Ended August 30, 2014
	vs August 31, 2013	vs August 31, 2013
Organic growth	7.0%	10.6%
Currency	0.4%	(2.5%)

Total	7.4%	8.1%

Net revenue in the third quarter of 2014 increased 7.4 percent compared to the third quarter last year. The 7.0 percent increase in organic growth was attributable to a 6.7 percent increase in sales volume and a 0.3 percent increase in product pricing. Most Asian markets showed growth compared to the third quarter last year. Positive currency effects of 0.4 percent compared to last year are mainly attributable to a stronger Australian dollar and Korean won, partially offset by a weaker Chinese renminbi. Raw material costs as a percentage of net revenue increased 80 basis points compared to the third quarter of last year mainly due to sales mix. Other manufacturing costs as a percentage of net revenue decreased 10 basis points compared to the third quarter of last year. Compared to the third quarter of last year, segment operating income decreased $0.6 million and segment profit margin decreased 120 basis points.

Net revenue in the first nine months of 2014 increased 8.1 percent compared to the first nine months last year. The 10.6 percent increase in organic growth was attributable to an increase in sales volume of 10.7 percent while product pricing decreased 0.1 percent. Most markets showed growth compared to the first nine months of last year. Negative currency effects of 2.5 percent compared to last year are mainly attributable to Australian and Southeast Asian markets. Raw material costs as a percentage of net revenue increased 170 basis points compared to the first nine months of last year mainly due to sales mix. Other manufacturing costs as a percentage of net revenue increased 70 basis points compared to the first nine months of last year. Compared to the first nine months of last year, segment operating income decreased $1.9 million and segment profit margin decreased 120 basis points.

Construction Products

	13 Weeks Ended			39 Weeks Ended
	August 30,	August 31,	2014 vs	August 30,	August 31,	2014 vs
($ in millions)	2014	2013	2013	2014	2013	2013
Net revenue	$47.8	$40.9	17.0%	$137.0	$117.8	16.2%
Segment operating income	$2.5	$3.3	(24.0%)	$5.8	$8.7	(33.4%)
Segment profit margin %	5.2%	8.0%		4.2%	7.4%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended August 30, 2014	39 Weeks Ended August 30, 2014
	vs August 31, 2013	vs August 31, 2013
Organic growth	17.0%	16.2%

Net revenue increased 17.0 percent in the third quarter of 2014 compared to the third quarter of 2013. The increase was driven by 18.5 percent increase in sales volume partially offset by a 1.5 percent decrease in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. The decrease in pricing is mainly due to price reductions related to certain product lines in the wholesale channel. Raw material cost as a percentage of net revenue was 230 basis points higher in the third quarter of 2014 compared to last year primarily due to lower selling prices and changes in sales mix. Manufacturing costs as a percentage of net revenue increased 240 basis points compared to the third quarter of last year driven mainly by inefficiencies related to the startup of new business. Segment operating income decreased 24.0 percent and segment profit margin decreased 280 basis points in the third quarter compared to the third quarter last year.

Net revenue increased 16.2 percent in the first nine months of 2014 compared to the first nine months of 2013. The increase was driven by a 19.2 percent increase in sales volume partially offset by a 3.0 percent decrease in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. The decrease in pricing is mainly due to price reductions related to certain product lines in the wholesale channel. Raw material cost as a percentage of net revenue was 220 basis points higher in the first nine months of 2014 compared to the same period last year primarily due to lower selling prices and changes in sales mix. Manufacturing costs as a percentage of net revenue increased 160 basis points compared to the first nine months of last year driven mainly by inefficiencies related to the startup of new business. Segment operating income decreased 33.4 percent and segment profit margin decreased 320 basis points in the first nine months compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 30, 2014 were $75.5 million as compared to $155.1 million as of November 30, 2013 and $160.3 million as of August 31, 2013. Of the $75.5 million in cash and cash equivalents as of August 30, 2014, $67.8 million was held outside the United States. Total long and short-term debt was $562.9 million as of August 30, 2014, $492.9 million as of November 30, 2013 and $493.5 million as of August 31, 2013. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 37.2 percent as of August 30, 2014 as compared to 36.4 percent as of November 30, 2013 and 37.0 percent as of August 31, 2013.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 30, 2014, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 30, 2014
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.4
Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.9

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) cash expenses for advisory services and for arranging financing for the Forbo Acquisition (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the Forbo acquisition) with cash expenses not to exceed $25.0 million, and (viii) cash expenses incurred during fiscal years 2011 through 2014 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the Forbo acquisition or the restructuring of our EIMEA operations, not to exceed $85.0 million in the aggregate, and (x) not to exceed $65.0 million during fiscal year 2012 and (y) not to exceed $65.0 million during fiscal years 2013 and 2014 combined, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Current Report on Form 8-K dated March 5, 2012.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2014.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	August 30,	August 31,
	2014	2013
Net working capital as a percentage of annualized net revenue[1]	19.6%	18.0%
Accounts receivable DSO[2]	59 Days	55 Days
Inventory days on hand[3]	66 Days	56 Days
Free cash flow[4]	$(145.8) million	$(7.7) million
Total debt to total capital ratio[5]	37.2%	37.0%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of August 30, 2014	as of August 31, 2013
Gross profit	$546.5	$569.3
Selling, general and administrative expenses	(382.6)	(377.4)
Income taxes at effective rate	(50.4)	(54.5)
Income from equity method investments	7.6	8.7

Total return	$121.1	$146.1
Total invested capital	$1,518.5	$1,337.9
Return on invested capital	8.0%	10.9%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations:

	39 Weeks Ended
	August 30,	August 31,
($ in millions)	2014	2013
Net cash provided by (used in) operating activities	$(12.6)	$89.2

Net income including non-controlling interests was $39.4 million in the first nine months of 2014 compared to $75.2 million in the first nine months of 2013. Depreciation and amortization expense totaled $52.0 million in the first nine months of 2014 compared to $45.8 million in the first nine months of 2013. Accrued compensation was a use of cash of $31.1 million in 2014 compared to a use of cash of $3.0 million last year. The higher use of cash in 2014 is related to payments of severance related costs for the Business Integration Project and to lower accruals for our employee incentive plans. Income taxes payable was a use of cash of $4.0 million in the first nine months of 2014 compared to a use of cash of $9.6 million in same period last year. The use of cash in 2014 and 2013 are related to the timing of income tax payments and accruals. Other assets was a use of cash of $25.6 million in 2014 compared to a use of $2.6 million in 2013. The higher use in 2014 is primarily related to prepaid expenses for the Business Integration Project and the ERP system implementation.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $55.1 million compared to a use of cash of $18.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
	August 30,	August 31,
($ in millions)	2014	2013
Trade receivables, net	$(18.4)	$1.4
Inventory	(63.1)	(14.2)
Trade payables	26.4	(5.5)

Total cash flow impact	$(55.1)	$(18.3)

•	Trade Receivables, net – Trade Receivables, net was a use of cash of $18.4 million in 2014 compared to a source of cash of $1.4 million in 2013. The use of cash in 2014 compared to the source of cash in 2013 is partially related to higher net revenue and a higher DSO. The DSO was 59 days at August 30, 2014 and 55 days at August 31, 2013.

•	Inventory – Inventory was a use of cash of $63.1 million and $14.2 million in 2014 and 2013, respectively. The higher use of cash in 2014 is related to increased inventory to support the manufacturing transitions as part of the Business Integration Project and the implementation of our ERP system in North America. Inventory days on hand were 66 days as of August 30, 2014 and 56 days as of August 31, 2013.

•	Trade Payables – For the first nine months of 2014 trade payables was a source of cash of $26.4 million compared to a use of cash of $5.5 million in 2013. The higher source of cash in 2014 reflects the higher purchases of property, plant and equipment and purchases of inventory that had not been paid at the end of the third quarter.

Cash Flows from Investing Activities from Continuing Operations:

	39 Weeks Ended
	August 30,	August 31,
($ in millions)	2014	2013
Net cash used in investing activities	$(115.6)	$(91.7)

Purchases of property, plant and equipment were $116.2 million in the first nine months of 2014 as compared to $82.5 million for the same period of 2013. The increase in 2014 compared to 2013 was primarily related to capital expenditures for the Business Integration Project and the implementation of our ERP system. In the third quarter of 2013 we acquired Plexbond Quimica, S.A. for $10.2 million. In the first quarter of 2013, an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million.

Cash Flows from Financing Activities from Continuing Operations:

	39 Weeks Ended
	August 30,	August 31,
($ in millions)	2014	2013
Net cash provided by (used in) financing activities	$48.3	$(38.8)

Proceeds from long-term debt in the first nine months of 2014 were $235.0 million compared to $107.0 million in the first nine months of 2013. Repayments of long-term debt were $174.0 million in the first nine months of 2014 and $129.5 million in the first nine months of 2013. In 2014, the net proceeds from notes payable of $10.4 million was used to finance our continuing operations. In 2013 net proceeds from notes payable was $1.1 million. Cash generated from the exercise of stock options was $6.3 million and $7.0 million for the first nine months of 2014 and 2013, respectively. Repurchases of common stock were $15.5 million in the first nine months of 2014 compared to $12.0 million in the same period of 2013. We repurchased $12.3 million and $9.7 million in 2014 and 2013, respectively, from our 2010 share repurchase program.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
	August 30,	August 31,
($ in millions)	2014	2013
Net cash provided by operating activities of discontinued operations	$—	$1.1

Cash flows from discontinued operations includes cash provided by operations of the Central America Paints business.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 30, 2014 would be approximately $1.4 million or $0.03 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States for the first nine months of 2014. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Columbian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

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

From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2014, and foreign currency balance sheet positions as of August 30, 2014, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $3.3 million or $0.06 per diluted share.

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

For the nine months ended August 30, 2014, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Item 4. Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of August 30, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in millions)	August 30, 2014	August 31, 2013	November 30, 2013
Lawsuits and claims settled	4	3	22
Settlement amounts	$0.2	$0.1	$1.4
Insurance payments received or expected to be received	$0.2	$—	$1.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
June 1, 2014—July 5, 2014	—	$—	—	$62.0
July 6, 2014—August 2, 2014	1,095	$47.35	—	$62.0
August 3, 2014—August 30, 2014	—	$—	—	$62.0

[1]	The total number of shares purchased includes: (i) shares purchased under the board’s authorization described below and (ii) shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 26, 2014	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.