Form 10-K
period 2014-11-29
FULLER H B CO
filed 2015-01-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 31, 2014 was approximately $2,378,403,285 (based on the closing price of such stock as quoted on the New York Stock Exchange of $47.83 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,332,918 as of January 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2015.

H.B. FULLER COMPANY

2014 Annual Report on Form 10-K

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

Recent Acquisitions and Divestitures

On September 3, 2014 we acquired the ProSpec® construction products business, a provider of tile and stone installation products for $26.2 million. The acquisition strengthens our customer profile in the southeastern and western regions of the United States.

On June 6, 2013 we acquired Plexbond Quimica, S.A., a provider of polyurethane adhesives and resins, based in Curitiba, Brazil for $10.4 million. The acquisition enhanced our position in the South American adhesives industry.

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

Operating Segment Information

Our business is reported in four operating segments—Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific and Construction Products. As a percentage of total net revenue by operating segment, the Americas Adhesives was 44 percent, EIMEA 34 percent, Asia Pacific 13 percent and Construction Products 9 percent,

Our Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets including durable assembly (appliances, filters, construction, automotive, electronics, windows, doors, wood flooring, textile such as footwear, sportswear, etc.), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, durable and non-durable goods, etc.), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), Our Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers, levelers, etc.), flooring, and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings, block fillers, etc.).

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

The Construction Products operating segment provides floor preparation, grouts and mortars for tile setting as well as sealants and related products for heating, ventilation and air conditioning installations. Construction Products sales are made primarily through distributors, wholesalers, big box retailers and a direct sales force.

Financial information with respect to our operating segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2014, we had sales offices and manufacturing plants in 19 countries outside the United States and satellite sales offices in another 20 countries.

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

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, electronics, automobiles, filters, construction materials, wood flooring, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, labels and tapes.

Our products are delivered directly to customers primarily from our manufacturing plants, with additional deliveries made through distributors and retailers.

Backlog

No significant backlog of unfilled orders existed at November 29, 2014 or November 30, 2013.

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

Research and development expenses were $21.2 million, $24.6 million and $21.3 million in 2014, 2013 and 2012, respectively. Research and development costs are included in selling, general and administrative expenses.

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

Environmental expenditures to comply with environmental regulations over the next two years are estimated to be approximately $6.0 million, including approximately $0.8 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our Americas Adhesives, EIMEA and Construction Products operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, partially due to the seasonal decline in construction activities. There also are many international holidays in our first quarter, reducing available shipping days.

Employees

Approximately 3,700 individuals were employed on November 29, 2014, of which approximately 1,500 were in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 9, 2015. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served
James J. Owens	50	President and Chief Executive Officer Senior Vice President, Americas Senior Vice President, North America	November 2010-Present January 2010-November 2010 September 2008-January 2010

Heather A. Campe	41	Vice President, Asia Pacific Vice President and General Manager, Asia Director, Business Nonwoven Director, Business Envelope, Graphic Arts & Tobacco	June 2014-Present January 2013-May 2014 November 2010-January 2013 March 2009-October 2010

Elin E. Gabriel	51

Vice President, Global Operations

Chief Operating Officer, Alvogen (a multinational pharmaceuticals company)

Senior Vice President, Croatia & Pilva Teva Operations Integration, Teva Pharmaceuticals (a multinational pharmaceuticals company)

			June 2014-Present 2010-2013 2009-2010

Name	Age	Positions	Period Served

James R. Giertz	57	Executive Vice President, Chief Financial Officer Senior Vice President, Chief Financial Officer	October 2013-Present March 2008-October 2013

Traci L. Jensen	48	Senior Vice President, Americas Adhesives Vice President, Americas Adhesives Vice President, North America President and General Manager, Global Adalis	January 2013-Present November 2011-January 2013 2010-2011 2009-2010

Timothy J. Keenan	57	Vice President, General Counsel and Corporate Secretary	December 2006-Present

Steven Kenny	53	Senior Vice President, EIMEA	October 2009-Present

Ann B. Parriott	56	Vice President, Human Resources	January 2006-Present

Patrick J. Trippel	55

Senior Vice President, Market Development

Senior Vice President, Construction Materials

Senior Vice President and General Manager, Global General Industries, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

			April 2013-Present April 2011-April 2013 2009-2011

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

Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate, retest and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

Uncertainties in foreign social, political and economic conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 58 percent, or $1.2 billion, of our net revenue was generated outside the United States in 2014. International operations could be adversely affected by changes in social, political and economic conditions, especially in the Middle East, Russia, China and other developing or emerging markets where we do business. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations. Also, fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in earnings and may adversely affect the value of our assets outside the United States. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

Additional income tax expense or exposure to additional income tax liabilities could have a negative impact on our financial results.

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to continuous examinations of our income tax returns by tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures could negatively impact our results of operations and cash flows.

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

Our information technology systems could also be breached by unauthorized outside parties or misused by employees or other insiders intent on extracting sensitive information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business, could result in the loss of assets, customer confidence and business and cause us to incur additional expense.

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

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 21 plants located throughout the United States and at 21 plants located in 19 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 29, 2014 (each of the listed properties are owned by us, unless otherwise specified):

Region	Manufacturing Sq Ft
Americas Adhesives
California - Roseville	82,202
Georgia - Covington	72,000
- Norcross[1]	12,779
- Tucker	69,000
Illinois - Morris[1] [2]	31,200
- Seneca	24,621
Kentucky - Paducah	252,500
Michigan - Grand Rapids	65,689
Minnesota - Fridley	15,850
- Vadnais Heights	53,145
Ohio - Blue Ash	102,000
Oregon - Eugene[2]	37,200
Texas - Dallas[2]	5,000
- Mesquite	25,000
Washington - Vancouver	35,768
Argentina - Buenos Aires	10,367
Brazil - Sorocaba, SP²	7,535
- Curitiba[1]	9,896
Chile - Maipu, Santiago	64,099
Columbia - Rionegro	17,072

Americas Adhesives Total	992,923

Construction Products
California - La Mirada	15,206
Florida - Gainesville	6,800
Georgia - Dalton	73,500
Illinois - Aurora	149,000
- Palatine	55,000
New Jersey - Edison	9,780
Pennsylvania - Fairless Hills	19,229
Texas - Eagle Lake	26,000
- Houston	11,000

Construction Products Total	365,515

Region	Manufacturing Sq Ft
Asia Pacific
Australia - Dandenong South, VIC	71,280
Republic of China - Guangzhou	36,055
- Nanjing	55,224
- Yantai	23,890
Malaysia - Selongor	21,900
Philippines - Manila	9,295

Asia Pacific Total	217,644

EIMEA
Austria - Wels[1,2]	66,500
Egypt - 6th of October City	8,525
Finland - Espoo	5,575
France - Blois	48,438
- Surbourg	21,743
Germany - Lueneburg	64,249
- Nienburg	139,248
- Pirmasens[2]	48,438
Greece - Lamia	11,560
India - Pune	38,782
Italy - Borgolavezzaro[2]	24,219
- Pianezze	36,500
Portugal - Mindelo	90,193
Spain - Vigo[2]	19,375
United Kingdom - Dukinfield	17,465
- Chatteris[2]	13,678

EIMEA Total	654,488

1	Leased Property

2	Idle Property

Item 3.	Legal Proceedings

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers were brought into the action to address issues related to the scope of their coverage. In 2013, we entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depends on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

($ in millions)	Year Ended November 29, 2014	Year Ended November 30, 2013	Year Ended December 1, 2012
Lawsuits and claims settled	9	6	9
Settlement amounts	$0.8	$0.4	$0.5
Insurance payments received or expected to be received	$0.7	$0.3	$0.4

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

Our common stock is traded on the New York Stock Exchange under the symbol “FUL.” As of January 9, 2015, there were 1,918 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price				Dividends (Per Share)
	2014		2013
	High	Low	High	Low	2014	2013
First quarter	$53.31	$44.55	$42.00	$32.13	$0.100	$0.085
Second quarter	49.82	44.51	42.38	36.44	0.120	0.100
Third quarter	51.27	43.75	42.50	36.45	0.120	0.100
Fourth quarter	48.00	36.92	51.66	37.73	0.120	0.100

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2014 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)
August 31, 2014 - October 4, 2014	—	$—	$61,964
October 5, 2014 - November 1, 2014	—	$—	$61,964
November 2, 2014 - November 29, 2014	186	$43.19	$61,964

[1]	The total number of shares purchased relates to shares withheld to satisfy employees’ withholding taxes upon vesting of restricted stock.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P SmallCap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 28, 2009, and also assumes the reinvestment of all dividends.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in the Form 10-K.

	Fiscal Years[3]
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011[2]	2010
Net revenue	$2,104,454	$2,046,968	$1,886,239	$1,444,085	$1,256,825
Income from continuing operations[1]	$50,151	$95,975	$68,287	$80,215	$64,293
Percent of net revenue	2.4	4.7	3.6	5.6	5.1
Total assets	$1,869,006	$1,873,028	$1,786,320	$1,227,709	$1,153,457
Long-term debt, excluding current maturities	$547,735	$472,315	$475,112	$179,611	$200,978
Total H.B. Fuller stockholders’ equity	$890,047	$930,065	$778,273	$705,204	$631,934

Per Common Share:
Income from continuing operations:
Basic	$1.00	$1.92	$1.37	$1.64	$1.33
Diluted	$0.97	$1.87	$1.34	$1.61	$1.31
Dividends declared and paid	$0.460	$0.385	$0.330	$0.295	$0.278
Book value[4]	$17.69	$18.52	$15.60	$14.26	$12.85
Number of employees	3,650	3,676	3,727	2,754	2,621

1	2014, 2013, 2012 and 2011 include after-tax charges of $45.2 million, $35.3 million, $35.4 million and $5.8 million, respectively, related to special charges, net.

2	2011 contained 53 weeks

3	All amounts have been adjusted for discontinued operations.

4	Book value is calculated by dividing total H.B. Fuller stockholders’ equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We manage our business through four operating segments – Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific and Construction Products.

The Americas Adhesives, EIMEA and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts, envelope, automotive and electronics markets. The Construction Products operating segment provides floor preparation, grouts and mortars for tile setting as well as sealants and related products for heating, ventilation and air conditioning installations.

We acquired the global industrial adhesives and synthetic polymers business of Forbo Holding AG on March 5, 2012. The Forbo industrial adhesives business acquired is referred to as the “acquired business” in the Management’s Discussion and Analysis. See Item 1. Business and Note 2 to the Consolidated Financial Statements.

The integration of the acquired business involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”.

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

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. The price of these derivatives impact the cost of our raw materials. However, the supply of and demand for key raw materials has a greater impact on our costs. As demand increases in high-growth areas, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials. With over 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area.

In 2014, we generated 42 percent of our net revenue in the United States and 34 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as Construction Products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies strengthen against the dollar, our revenues and costs increase as the foreign currency-denominated financial statements translate into more dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2014, the currency fluctuations had a negative impact on net revenue of $6.8 million as compared to 2013.

Key financial results and transactions for 2014 included the following:

•	Net revenue increased 2.8 percent from 2013 primarily driven by a 3.5 percent increase in sales volume.

•	Gross profit margin decreased to 25.3 percent from 27.9 percent in 2013 and 27.4 percent in 2012.

•	Cash flow generated by operating activities from continuing operations was $29.7 million in 2014 as compared to $132.7 million in 2013 and $108.6 million in 2012.

•	We acquired ProSpec construction products business on September 3, 2014 for $26.2 million.

The global economic conditions were mixed in 2014. Demand in North America saw the growth momentum built in the second half of 2013 weaken notably in the first quarter of 2014. However market conditions improved the rest of the year. The recovery in Europe remains weak though conditions stabilized during the year. We experienced continued growth in our Asian markets, particularly in China. Our total year organic sales growth, which we define as the combined variances from product pricing, sales volume and small acquisitions, was 3.1 percent for 2014 compared to 2013.

In 2014 our diluted earnings per share from continuing operations was $0.97 per share compared to $1.87 per share in 2013 and $1.34 per share in 2012. The lower earnings per share from continuing operations in 2014 resulted from production inefficiencies related to the Business Integration Project, ERP system implementation costs in North America and higher special charges, net costs for the Business Integration Project.

Special charges, net in 2014 were $51.5 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $45.2 million negative impact on net income and a negative $0.88 effect on diluted earnings per share. Special charges, net in 2013 were $45.1 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $35.3 million negative impact on net income and a negative $0.69 effect on diluted earnings per share. In 2012 we had special charges, net of $52.5 million for costs related to the Business Integration Project. On an after-tax basis, the special charges, net resulted in a $35.4 million negative impact on net income and a negative $0.70 effect on diluted earnings per share. See Note 5 to the Consolidated Financial Statements for more information.

Project ONE:    In December of 2012 our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services.

During 2013 a project team was formed and the global blueprint for the software configuration was designed and built. In the latter half of 2013 and in the early months of 2014 the global blueprint was applied to the specific requirements of our North America adhesives business, the software was tested and the user groups were trained. On April 6, 2014 our North America adhesives business went live. The implementation process proved to be more difficult than we originally anticipated resulting in disruptions in our manufacturing network, lower productivity and deteriorated customer service levels. By the end of 2014 most of the problems associated with the software implementation had been remediated and the business was stable and running at capacity with productivity levels approaching the levels experienced prior to the new software implementation.

In late 2014 we suspended any further implementation projects in other geographic regions until we complete the optimization of the current platform in North America. We are preparing a revised implementation plan that leverages the experiences of our first go-live event and reduces the risk of significant business interruption. We expect to start subsequent implementations in 2016.

The original capital expenditure plan for Project ONE was approximately $60.0 million, of which $43.3 million was spent through November 29, 2014. Given the complexity of the initial implementation we anticipate that the total investment to complete the project will exceed our original estimate. We will have a revised estimate of the total project costs and the expected completion timetable later in 2015 when the revised implementation plan is complete.

2015 Outlook:    Our key long term financial objectives remain unchanged: achieve organic revenue growth between 5 and 8 percent per year, increase our Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) margin to 15 percent, grow earnings per share by 15 percent per year and increase Return on Invested Capital (ROIC) to 15 percent. EBITDA is a non-GAAP financial measure defined on a consolidated basis as gross profit, less SG&A expense, plus depreciation expense, plus amortization expense. EBITDA excludes special charges, net. EBITDA margin is a non-GAAP financial measure defined as EBITDA divided by net revenue. ROIC is a non-GAAP financial measure defined as (gross profit less SG&A expense, less taxes at the effective tax rate plus income from equity method investments, calculated using trailing 12 month information) divided by (the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity). Our five-year plan introduced in the summer of 2011 (for fiscal years 2011 through 2015) anticipated that these financial targets could be achieved in 2015. Because we experienced some operational difficulties in 2014 we now expect that these long term goals will be achieved in 2016 at the earliest.

In 2015 we expect organic revenue growth at the low end of our long-term growth targets of 5 to 8 percent. We expect our momentum in the Asia Pacific and Construction Products operating segments to again lead our growth in the coming year. We anticipate modest revenue growth in the Americas Adhesives and EIMEA operating segments, with EIMEA’s revenue performance expected to improve in the second half of 2015 following the completion of our Business Integration Project. We expect that the strengthening of the US dollar relative to the Euro will dampen our revenue growth rate in 2015 relative to 2014 by 3 percentage points or more. We expect our cost of raw materials to remain relatively flat compared to the prior year, with the potential for some improvement in input costs during the fiscal year as the benefit of lower crude oil prices are realized. Our gross profit margin is expected to increase in 2015, primarily driven by eliminating costs and inefficiencies related to the completion of the Business Integration Project in EIMEA and the absence of the incremental costs experienced in our North America adhesive business in 2014 related to the implementation of Project ONE. SG&A expenses should increase at a lower rate than the increase in net revenue. Overall, we expect our EBITDA margin to be approximately 13 percent for the full year.

Our total capital expenditures will be reduced significantly in 2015 relative to 2014 reflecting the conclusion of the large investment phase of the Business Integration Project in EIMEA and the suspension of Project ONE. We expect total 2015 capital expenditures to be approximately $70.0 million. We expect that our 2016 capital expenditures will move toward normal levels, or about 2.5 percent of net revenue.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.10 percent at November 29, 2014, as compared to 4.77 percent at November 30, 2013 and 3.83 percent at December 1, 2012. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 29, 2014 would increase U.S. pension and other postretirement plan expense approximately $0.4 million (pre-tax) in fiscal 2015. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2014 compared to 7.75 percent for 2013 and 8.00 percent for 2012. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2014 the expected long-term rate of return on the target equities allocation was 8.5 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. For 2015, the expected long-term rate of return on assets will continue to be 7.75 percent with an expected long-term rate of return on the target equities allocation of 8.5 percent and an expected long-term rate of return on target fixed-income allocation of 5.0 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.2 million (pre-tax).

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

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	7.4%	7.0%	(*)9.2%
20-year period	9.3%	9.0%	(*)9.2%

(*)	Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 9.2 percent is since inception (9 years).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.17 percent in 2014. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for Germany was 5.75 percent and the historical rate of return since inception (17 years) for the total asset portfolio in Germany was 4.4 percent. The expected rate of return on our German portfolio of 5.75 percent assumes that market returns will improve in the future to be more in line with historical market patterns observed over longer time frames. In addition, we have modified our investment strategy for the German plan to include a more diversified pool of equity and fixed-income investments and, therefore, we currently expect the performance of the plan assets to improve going forward. The expected long-term rate of return on plan assets for the United Kingdom was 6.69 percent and the historical rate of return since inception (18 years) for the total asset portfolio in the United Kingdom was 7.1 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan. Since both of these non-U.S. plans have been in existence for less than 20-years, the historical rate of return for each plan has been affected by a period of very poor market conditions by any longer term standards.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2014, 4.50 percent for 2013 and 5.00 percent for 2012.

Goodwill:    Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all the activities within a reporting unit are available to support the value of goodwill. Accounting standards require us to test goodwill for impairment annually or more often if circumstances or events indicate a change in the estimated fair value may have occurred.

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

In the fourth quarter of 2014, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. There were no indications of impairment in any of our reporting units. We also performed a sensitivity analysis by using a discount rate at the high end of our range to confirm the reasonableness of our goodwill impairment analysis. No indications of impairment in any of our reporting units were indicated by the sensitivity analysis.

Of the goodwill balance of $256.0 million as of November 29, 2014, $71.3 million is allocated to the Americas Adhesives reporting unit and $20.8 million is allocated to the Construction Products reporting unit. In both of these reporting units, the calculated fair value substantially exceeded the carrying value of the net assets. The EIMEA reporting unit had a goodwill balance of $139.7 million as of November 29, 2014. The calculated fair value of this reporting unit exceeded its carrying value by approximately 74 percent. The goodwill balance in the Asia Pacific reporting unit is $24.2 million as of November 29, 2014. The calculated fair value exceeded its carrying value by approximately 59 percent. In both of these reporting units, the calculated fair value exceeded the carrying value by a reasonable margin.

In 2014 our EIMEA reporting unit net revenue declined 1.8 percent over 2013, mainly due to reduced sales volume. Projected cash flows used in the fair value calculation in the fourth quarter of 2014 were based on no net revenue growth in 2015 and then growth in the years beyond 2015 in the low-single digits for the remaining years. Operating earnings for the EIMEA reporting unit are projected to grow primarily due to revenue growing at a higher rate than manufacturing and SG&A expenses.

The Asia Pacific reporting unit had net revenue growth of 9.2 percent in 2014 compared to 2013. Projected cash flows used in the fair value calculation in the fourth quarter of 2014 were based on continued growth in 2015 of 11.0 percent. For years beyond 2015, net revenue projections assume continued growth in the high-single digits through 2019 with a leveling off in the mid-single digits. Operating earnings for the Asia Pacific reporting unit are projected to grow primarily due to revenue growing at a higher rate than SG&A expenses.

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

Income Tax Accounting:    As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of November 29, 2014, the valuation allowance to reduce deferred tax assets totaled $16.4 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $4.8 million as of November 29, 2014.

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

Results of Operations

Net revenue

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenue	$2,104.5	$2,047.0	$1,886.2	2.8%	8.5%

Net revenue in 2014 increased 2.8 percent from 2013. The 2013 net revenue was 8.5 percent higher than the net revenue in 2012. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and major acquisitions. The pricing/sales volume variance and small acquisitions including ProSpec construction products, which was acquired in the fourth quarter of 2014, are viewed as organic growth. The following table shows the net revenue variance analysis for the past two years:

	2014 vs 2013	2013 vs 2012
Product pricing	(0.4)%	0.1%
Sales volume	3.5%	1.5%
Currency	(0.3)%	0.4%
Acquisitions	0.0%	6.5%

	2.8%	8.5%

Organic sales growth was 3.1 percent in 2014 compared to 2013. The 3.1 percent organic sales growth in 2014 was led by 18.7 percent growth in Construction Products, 11.2 percent growth in Asia Pacific and 2.4 percent growth in Americas Adhesives. The majority of the negative currency impact was driven by the weakening of the Australian dollar and the Canadian dollar against the U.S. dollar.

Organic sales growth was 1.6 percent in 2013 compared to 2012. The 1.6 percent organic sales growth in 2013 was led by 7.8 percent growth in Construction Products, 6.5 percent growth in Asia Pacific and 1.6 percent growth in Americas Adhesives. The majority of the positive currency impact was driven by the strengthening of the Euro against the U.S. dollar. The acquired business added $121.8 million to net revenue in 2013 compared to 2012.

Cost of sales

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Raw materials	$1,213.5	$1,161.6	$1,084.3	4.5%	7.1%
Other manufacturing costs	357.7	315.2	284.7	13.5%	10.7%

Cost of sales	$1,571.2	$1,476.8	$1,369.0	6.4%	7.9%
Percent of net revenue	74.7%	72.1%	72.6%

Raw material costs as a percentage of net revenue increased 100 basis points in 2014 relative to 2013, reflecting increases in raw materials costs as well as changes in product pricing and sales mix. Other manufacturing costs as a percentage of revenue increased 160 basis points compared to last year mainly driven by cost associated with the implementation of our new ERP system as well as business integration costs that are not classified as special charges. As a result, cost of sales as a percentage of net revenue increased 260 basis points.

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

Gross profit

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Gross profit	$533.3	$570.2	$517.3	(6.5)%	10.2%
Percent of net revenue	25.3%	27.9%	27.4%

Gross profit in 2014 decreased $36.9 million compared to 2013 and gross profit margin declined 260 basis points. The increases in raw materials in addition to the cost associated with the implementation of our new ERP system as well as business integration costs that are not classified as special charges were the main factors to the gross profit reduction.

Gross profit in 2013 increased $52.9 million compared to 2012 and gross profit margin improved 50 basis points. The synergies from integrating the acquired business and the recognition of the non-cash charge for the sale of inventories revalued at the date of the acquisition, which reduced gross profit margin 20 basis points in 2012, were the primary reasons for the margin improvement.

Selling, general and administrative (SG&A) expenses

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
SG&A	$383.4	$374.7	$354.7	2.3%	5.6%
Percent of net revenue	18.2%	18.3%	18.8%

SG&A expenses for 2014 increased $8.7 million or 2.3 percent compared to 2013. As a percentage of net revenue, SG&A expenses decreased 10 basis points due to ongoing cost control efforts offsetting higher spending for Project ONE.

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

Special Charges, net

($ in millions)	2014	2013	2012
Special Charges, net	$51.5	$45.1	$52.5

The following table provides detail of special charges, net:

($ in millions)	2014	2013	2012
Acquisition and transformation related costs	$7.9	$8.7	$18.2
Workforce reduction costs	3.2	9.8	28.1
Facility exit costs	32.1	17.9	4.2
Other related costs	8.3	8.7	2.0

Special charges, net	$51.5	$45.1	$52.5

The integration of the industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the years ended November 29, 2014, November 30, 2013 and December 1, 2012, we incurred special charges, net of $51.5 million, $45.1 million and $52.5 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $7.9 million for the year ended November 29, 2014 and $8.7 million for the year ended November 30, 2013 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. For the year ended December 1, 2012 acquisition and transformation related costs of $18.2 million include $24.7 million of costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired business and other costs related to the acquisition including an expense of $4.3 million to make a bridge loan available if needed and an expense of $0.8 million related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. These costs were partially offset by a net gain of $11.6 million on forward currency contracts used to economically hedge the purchase price of the pending acquisition after the price was established.

During the year ended November 29, 2014, we incurred workforce reduction costs of $3.2 million, cash facility exit costs of $25.2 million, non-cash facility exit costs of $6.9 million and other incremental transformation related costs of $8.3 million including the cost of personnel directly working on the integration. During the year ended November 30, 2013, we incurred workforce reduction costs of $9.8 million, cash facility exit costs of $11.8 million, non-cash facility exit costs of $6.1 million and other incremental transformation related costs of $8.7 million including the cost of personnel directly working on the integration. During the year ended December 1, 2012, we incurred workforce reduction costs of $28.1 million, cash facility exit costs of $1.0 million, non-cash facility exit costs of $3.2 million and other incremental transformation related costs of $2.0 million including the cost of personnel directly working on the integration.

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

($ in millions)	2014	2013	2012
Americas Adhesives	$3.1	$7.9	$7.2
EIMEA	44.2	36.2	41.2
Asia Pacific	2.4	0.6	3.6
Company-wide	1.8	0.4	0.5

Special Charges, net	$51.5	$45.1	$52.5

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

We estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we expect total project costs will exceed this estimate by approximately 30 percent. The following table provides detail of costs incurred inception-to-date as of November 29, 2014 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date As of November 29, 2014
Acquisition and transformation related costs	$42.3
Work force reduction costs	41.1
Cash facility exit costs	38.0
Non-cash facility exit costs	16.2
Other related costs	19.0

Business Integration Project	$156.6

The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that were funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

From the inception of the project we have focused on three key metrics which track the bulk of the Business Integration Project cost savings and profit improvement objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. Since the project commenced over three years ago many changes have occurred in the project and within the underlying business. These changes make it difficult to accurately measure the cost savings according to the original metrics that we established. Therefore, going forward we will focus on the EBITDA margin goal of 15 percent as the performance metric for this project. For the year ended November 29, 2014, November 30, 2013 and December 1, 2012, we achieved EBITDA margin of 10.2 percent, 12.4 percent and 11.5 percent, respectively.

Asset impairment charges

($ in millions)	2014	2013	2012
Asset impairment charges	$—	$—	$1.5

In 2012, we recorded pre-tax asset impairment charges of $1.5 million to write down the value of two of our cost basis investments to fair value.

Other income (expense), net

($ in millions)	2014	2013	2012
Other income (expense), net	$0.7	$(3.8)	$0.8

Interest income was $0.4 million in 2014 compared to $0.7 million in 2013 and $1.7 million in 2012. The lower interest income in 2014 compared to 2013 was due to lower average cash balances held globally. The lower interest income in 2013 compared to 2012 was due to lower interest rates in EIMEA and a change in mix from cash held in countries with higher interest rates to countries with lower interest rates. Currency transaction and remeasurement losses were $2.5 million, $4.1 million and $1.2 million in 2014, 2013 and 2012, respectively. Gains on disposal of fixed assets were $2.8 million, $0.3 million and $0.6 million in 2014, 2013 and 2012, respectively.

Interest expense

($ in millions)	2014	2013	2012
Interest expense	$19.7	$19.1	$19.8

Interest expense was $19.7 million in 2014 compared to $19.1 million in 2013 and $19.8 million in 2012. The higher interest expense in 2014 compared to 2013 was due to higher average debt balances, partially offset by higher capitalized interest on capital projects. The lower interest expense in 2013 compared to 2012 was due to higher capitalized interest on capital projects, partially offset by higher average debt balances. We capitalized interest of $2.7 million, $1.9 million and $0.2 million in 2014, 2013 and 2012, respectively.

Income taxes

($ in millions)	2014	2013	2012
Income taxes	$34.3	$39.9	$30.5
Effective tax rate	43.3%	31.3%	34.0%

Income tax expense in 2014 of $34.3 million includes $1.4 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Income tax expense in 2013 of $39.9 million included $2.4 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 11.9 percentage points in 2014 as compared to 2013. The increase in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and reduced tax benefit for special charges, net.

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

Income from equity method investments

($ in millions)	2014	2013	2012
Income from equity method investments	$5.2	$8.4	$9.2

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. Sekisui-Fuller’s net income measured in Japanese yen was higher in 2014 compared to 2013 and 2012, but the weakening of the yen in 2014 caused the net income in U.S. dollars to be lower. The results reflect the lower net income recorded in U.S. dollars in 2014 compared to 2013 and 2012. Income from equity method investments was negatively impacted in 2014 by a correction of an error in the carrying value of our investment in Sekisui-Fuller in the amount of $1.6 million. See Note 16 to the Consolidated Financial Statements for further information.

Income from discontinued operations, net of tax

($ in millions)	2014	2013	2012
Income from discontinued operations, net of tax	$—	$1.2	$57.6

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

Net income attributable to non-controlling interests

($ in millions)	2014	2013	2012
Net income attributable to non-controlling interests	$(0.4)	$(0.4)	$(0.2)

The net income attributable to non-controlling interests relates to the redeemable non-controlling interest in HBF Kimya.

Net income attributable to H.B. Fuller

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net income attributable to H.B. Fuller	$49.8	$96.8	$125.6	(48.6)%	(23.0)%
Percent of net revenue	2.4%	4.7%	6.7%

Net income attributable to H.B. Fuller was $49.8 million in 2014 compared to $96.8 million in 2013 and $125.6 million in 2012. Fiscal year 2014 included $51.5 million of special charges, net ($45.2 million after-tax and a negative $0.88 effect on diluted earnings per share) for costs related to the Business Integration Project compared to $45.1 million ($35.3 million after-tax) in 2013 and $52.5 million ($35.4 million after-tax) in 2012. 2012 included $57.6 million of income from discontinued operations, net of tax, inclusive of an after-tax gain on the sale of discontinued operations of $51.1 million. Diluted earnings per share, from continuing operations, was $0.97 per share in 2014, $1.87 per share for 2013 and $1.34 per share for 2012.

Operating Segment Results

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses. Segment operating income excludes special charges, net and asset impairment charges. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Corporate expenses are fully allocated to each operating segment. Our operations are managed through four reportable segments: Americas Adhesives, EIMEA, Asia Pacific and Construction Products.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Net Revenue by Segment

	2014		2013		2012
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$920.7	44%	$902.6	44%	$838.6	44%
EIMEA	719.8	34%	733.2	36%	672.4	36%
Asia Pacific	275.8	13%	252.6	12%	228.1	12%
Construction Products	188.2	9%	158.6	8%	147.1	8%

Total	$2,104.5	100%	$2,047.0	100%	$1,886.2	100%

Segment Operating Income

	2014		2013		2012
($ in millions)	Operating Income	% of Total	Operating Income	% of Total	Operating Income	% of Total
Americas Adhesives	$103.3	69%	$123.3	63%	$112.4	69%
EIMEA	30.5	20%	51.5	26%	34.4	21%
Asia Pacific	9.3	6%	9.8	5%	7.4	5%
Construction Products	6.7	5%	10.9	6%	8.3	5%

Total	$149.8	100%	$195.5	100%	$162.5	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2014	2013	2012
Segment operating income	$149.8	$195.5	$162.5
Special charges, net	(51.5)	(45.1)	(52.5)
Asset impairment charges	—	—	(1.5)
Other income (expense), net	0.7	(3.8)	0.8
Interest expense	(19.7)	(19.1)	(19.8)

Income from continuing operations before income taxes and income from equity method investments	$79.3	$127.5	$89.5

Americas Adhesives

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenue	$920.7	$902.6	$838.6	2.0%	7.6%
Segment operating income	$103.3	$123.3	$112.4	(16.2)%	9.7%
Segment profit margin %	11.2%	13.7%	13.4%

The following tables provide details of Americas Adhesives net revenue variances:

	2014 vs 2013	2013 vs 2012
Organic growth	2.4%	1.6%
Currency	(0.4)%	(0.2)%
Acquisitions	0.0%	6.2%

Total	2.0%	7.6%

Net revenue increased 2.0 percent in 2014 compared to 2013. The 2.4 percent increase in organic sales growth was attributable to a 3.3 percent increase in sales volume offset by a 0.9 percent decrease in pricing. The sales volume increase was driven by volume growth in several market segments and generally in line with end market conditions. Raw material cost as a percentage of net revenue increased 100 basis points as a result of increases in raw materials combined with price reductions. Manufacturing costs as a percentage of net revenue increased 150 basis points compared to 2013. The main driver for this increase is cost associated with the implementation of our new ERP system. Operating expenses as a percentage of net revenue were flat. As a result, segment operating income decreased 16.2 percent compared to 2013 and segment profit margin decreased 250 basis points.

Net revenue increased 7.6 percent in 2013 compared to 2012. The 1.6 percent increase in organic sales growth was attributable to a 1.9 percent increase in volume offset by a 0.3 percent decrease in pricing. The acquired business added $51.7 million to net revenue. The sales volume increase was driven by changes in product mix as sales volume growth in several market segments was offset by declines in other market segments, generally in line with end market conditions. Segment operating income increased 9.7 percent compared to 2012 and segment profit margin increased by 30 basis points. Raw material cost as a percentage of net revenue decreased 90 basis points as a result of synergies from integrating the acquired business and other profit margin improvement initiatives in 2013. The margin benefit from lower raw material cost as a percentage of net revenue was partially offset by higher manufacturing and SG&A costs as a percentage of net revenue.

EIMEA

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenue	$719.8	$733.2	$672.4	(1.8)%	9.0%
Segment operating income	$30.5	$51.5	$34.4	(40.8)%	49.4%
Segment profit margin %	4.2%	7.0%	5.1%

The following table provides details of the EIMEA net revenue variances:

	2014 vs 2013	2013 vs 2012
Organic growth	(2.1)%	(1.5)%
Currency	0.3%	1.5%
Acquisitions	0.0%	9.0%

Total	(1.8)%	9.0%

Net revenue decreased 1.8 percent in 2014 compared to 2013. Pricing increased 0.4 percent offset by a 2.5 percent decrease in sales volume. The stronger Euro partially offset by weaker Turkish lira, Indian rupee and Egyptian pound compared to the U.S. dollar resulted in a 0.3 percent increase in net revenue. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and the negative impact of deteriorated customer service levels due to the Business Integration Project. Sales volume growth was generated in the emerging markets, mainly in India and Turkey. Raw material cost as a percentage of net revenue increased 90 basis points in 2014 compared to 2013 primarily due to an increase in vinyl acetate monomer (VAM) costs in the second half of 2014. All other manufacturing costs as a percentage of net revenue were 190 basis points higher than last year mainly due to business integration costs that are not classified as special charges. Operating expenses as a percentage of net revenue were flat. In 2014, segment operating income decreased 40.8 percent and segment profit margin decreased 280 basis points compared to 2013.

Net revenue increased 9.0 percent in 2013 compared to 2012. Pricing increased 1.5 percent offset by a 3.0 percent decrease in sales volume. The stronger Euro compared to the U.S. dollar resulted in a 1.5 percent increase in net revenue. The acquired business contributed $60.3 million of net revenue. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region, especially in the southern region and for durable assembly type products which are associated with more cyclical end markets. In addition, we experienced some planned and unplanned volume losses due to negative impacts of the Business Integration Project. Volume growth was generated in the emerging markets of the region, especially Turkey, India and Russia. In 2013, segment operating income increased 49.4 percent and segment profit margin increased 190 basis points compared to 2012. Raw material cost as a percentage of net revenue decreased 130 basis points in 2013 compared to 2012. SG&A expenses as a percentage of net revenue which declined 100 basis points relative to the prior year, due primarily to the Business Integration Project, also contributed to the increase in segment profit margin.

Asia Pacific

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenue	$275.8	$252.6	$228.1	9.2%	10.7%
Segment operating income	$9.3	$9.8	$7.4	(4.6)%	32.8%
Segment profit margin %	3.4%	3.9%	3.2%

The following table provides details of Asia Pacific net revenue variances:

	2014 vs 2013	2013 vs 2012
Organic growth	11.2%	6.5%
Currency	(2.0)%	(0.1)%
Acquisitions	0.0%	4.3%

Total	9.2%	10.7%

Net revenue for 2014 increased 9.2 percent compared to 2013. Organic growth was 11.2 percent driven mainly by volume growth while pricing was flat. Volume growth occurred in all Asia sub-regions as market conditions improved. Raw material costs as a percentage of net revenue increased 80 basis points in 2014 relative to the prior year. Manufacturing costs as a percentage of net revenue were flat in 2014 compared to 2013. SG&A expenses as a percentage of net revenue decreased 30 basis points compared to 2013. Segment operating income decreased 4.6% and segment profit margin decreased 50 basis points in 2014 compared to 2013.

Net revenue for 2013 increased 10.7 percent compared to 2012. Organic growth was 6.5 percent reflecting an 8.3 percent increase in sales volume offset by a 1.8 percent decrease in pricing. Volume growth was driven mainly by China as market conditions improve in this region, however volume declined in both Australia and Southeast

Asia compared to 2012 consistent with current market and economic conditions. Net revenue increased $9.8 million from the acquired business. Segment operating income increased $2.4 million and segment profit margin increased 70 basis points in 2013 compared to 2012. Raw material costs as a percentage of net revenue increased 90 basis points in 2013 compared to 2012. Manufacturing costs as a percentage of net revenue increased 20 basis points due to investments that we are making related to our electronics business. SG&A expenses as a percentage of net revenue decreased 170 basis points compared to 2012.

Construction Products

($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenue	$188.2	$158.6	$147.1	18.7%	7.8%
Segment operating income	$6.7	$10.9	$8.3	(39.1)%	31.3%
Segment profit margin %	3.5%	6.9%	5.7%

The following tables provide details of Construction Products net revenue variances:

	2014 vs 2013	2013 vs 2012
Organic growth	18.7%	7.8%

Net revenue increased 18.7 percent in 2014 driven by 20.4 percent increase in sales volume offset by a 1.7 percent decrease in pricing compared to 2013. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Raw material cost as a percentage of net revenue increased by 190 basis points in 2014 relative to 2013 primarily due to changes in sales mix. Manufacturing cost as a percentage of net revenue increased by 240 basis points mainly due to lower productivity rates as new business was ramped up. Operating expenses as a percentage of net revenue decreased 90 basis points compared to 2013. Segment operating income decreased 39.1 percent and segment profit margin decreased 340 basis points compared to 2013.

Net revenue increased 7.8 percent in 2013 driven by an 8.9 percent increase in sales volume offset by a 1.1 percent decrease in pricing compared to 2012. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners. Segment operating income increased 31.3 percent and segment profit margin increased 120 basis points compared to 2012. Raw material cost as a percentage of net revenue declined by 20 basis points in 2013 relative to 2012 primarily due to changes in the mix of products sold. The improvement in segment profit margin was also driven by lower manufacturing and SG&A expenses as a percentage of net revenue as these expenses increased at a lower rate than net revenue growth.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 29, 2014 were $77.6 million as compared to $155.1 million as of November 30, 2013. Total long and short-term debt was $574.8 million as of November 29, 2014 and $492.9 million as of November 30, 2013.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 29, 2014, we were in compliance with all covenants of our contractual obligations.

Covenant	Debt Instrument	Measurement	Result as of November 29, 2014
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	11.1

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.6

• TTM = trailing 12 months

• EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) [reserved] , (viii) cash expenses incurred during fiscal years 2013 through 2015 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the acquired business or the restructuring of the company’s Europe, India, Middle East and Africa operations, not to exceed (x) $39.8 million for the period beginning with the fiscal quarter ending November 30, 2013 through and including the fiscal quarter ending May 31, 2014 and (y) $20.0 million for the period beginning with the fiscal quarter ending August 30, 2014 through and including the fiscal quarter ending November 28, 2015, (ix) cash expenses related to the Tonsan acquisition for advisory services and for arranging financing for the acquired business (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the acquired business) with cash expenses not to exceed $10.0 million, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated October 31, 2014.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2015.

Net Financial Assets

($ in millions)	2014	2013
Financial Assets:
Cash and cash equivalents	$77.6	$155.1
Debt:
Notes payable	27.1	20.6
Long-term debt	547.7	472.3

Total debt	574.8	492.9

Net financial debt	$497.2	$337.8

Of the $77.6 million in cash and cash equivalents as of November 29, 2014, $70.9 million was held outside the U.S. Of the $70.9 million of cash held outside the U.S., earnings on $63.1 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from the U.S. parent corporation, the Irish financing subsidiary, and the Construction Products subsidiary in excess of $100.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $125.0 million in the aggregate and 3) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. The 2012 Forbo acquisition and any investments, loans, and advances established to consummate the Forbo acquisition are excluded from the credit facility limitations described above. Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is indefinitely reinvested.

We rely on operating cash flow, short-term borrowings and long-term debt to provide for the working capital needs of our operations. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Debt Outstanding and Debt Capacity

Notes Payable:    Notes payable were $27.1 million at November 29, 2014. This amount mainly represented various short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 11.3 percent in 2014 and 8.9 percent in 2013.

Long-Term Debt:    Long-term debt consisted of senior notes and term loans. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. The Series E senior notes bear a fixed interest rate of 4.12 percent and mature in fiscal year 2022. We are subject to prepayment penalties on our senior notes. As of November 29, 2014, “make-whole” premiums were estimated to be, if the entire debt were paid off, $50.5 million. We currently have no intention to prepay any senior notes.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75.0 million of the $150.0 million senior notes. We have designated the $75.0 million of senior note debt as the hedged item in a fair value hedge. As required by applicable accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $4.7 million and recognized a liability of $4.7 million for the change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $154.7 million being recorded in long-term debt related to these senior notes as of November 29, 2014. For further information related to long-term debt see Note 7 to Consolidated Financial Statements.

On October 31, 2014, we entered into a credit agreement with a consortium of financial institutions under which we established a $300.0 million term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The term loan is committed financing that can be drawn at any time up to 270 days after October 31, 2014. At November 29, 2014, there was no balance drawn on the term loan. The interest rate on the term loan, if drawn, bears a floating interest rate at the London Interbank Offered Rate (LIBOR) plus 125 basis points and matures in 2019. There is no prepayment penalty on the term loan. See the discussion below regarding our lines of credit.

On October 31, 2014 we amended various provisions of the Note Purchase Agreements Series A through E, including the covenant definition of Consolidated EBITDA. As part of these amendments, the interest rate on the debt may increase based on a ratings grid. Additional details on the Note Purchase Agreement amendments can be found in the 8-K dated October 31, 2014.

Lines of Credit:    We have a revolving credit agreement with a consortium of financial institutions at November 29, 2014. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes up to a maximum of $300.0 million. Interest is payable at LIBOR plus 1.075 percent. A facility fee of 0.175 percent is payable quarterly. The interest rate and the facility fee are based on a rating grid. The credit facility expires on October 31, 2019. As of November 29, 2014, we had drawn $143.0 million on our lines of credit.

Goodwill and Other Intangible Assets

As of November 29, 2014, goodwill totaled $256.0 million (14 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $195.9 million (10 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at November 29, 2014 are as follows:

($ in millions)	Americas Adhesives	EIMEA	Asia Pacific	Construction Products	Total
Goodwill	$71.3	$139.7	$24.2	$20.8	$256.0
Purchased technology & patents	17.5	10.0	3.0	1.4	31.9
Customer relationships	17.9	30.2	5.2	78.1	131.4
Other finite-lived intangible assets[1]	4.9	19.1	2.0	6.1	32.1
Indefinite-lived intangible assets[2]	—	0.5	—	—	0.5

1	Other finite-lived intangible assets are related to operating segment trademarks.

2	Indefinite-lived intangible assets are related to EIMEA operating segment trademarks.

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	November 29, 2014	November 30, 2013
Net working capital as a percentage of annualized net revenue[1]	19.1%	16.5%
Accounts receivable DSO[2]	56 Days	55 Days
Inventory days on hand[3]	58 Days	53 Days
Free cash flow[4]	$(133.1) million	$(10.9) million
Debt capitalization ratio[5]	39.2%	34.6%

1	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue.

2	Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

3	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4	Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5	Total debt divided by (total debt plus total stockholders’ equity).

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

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculation as of November 29, 2014 and November 30, 2013 based on the definition above:

($ in millions)	Trailing 12 months as of November 29, 2014	Trailing 12 months as of November 30, 2013
Gross profit	$533.3	$570.2
Selling, general and administrative expenses	(383.4)	(374.7)
Income taxes at effective rate	(46.7)	(56.6)
Income from equity method investments	5.2	8.4

Total return	$108.4	$147.3

Total invested capital	1,470.0	1,428.1
Return on invested capital	7.4%	10.3%

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations

($ in millions)	2014	2013	2012
Net cash provided by operating activities	$29.7	$132.7	$108.6

Net income including non-controlling interest was $50.2 million in 2014, $97.2 million in 2013 and $125.9 million in 2012. Depreciation and amortization expense totaled $70.5 million in 2014 compared to $61.7 million in 2013 and $57.4 million in 2012. The higher depreciation and amortization expense in 2014 was directly related to the significant increase in capital expenditures in 2014 and 2013.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $69.6 million, $2.8 million and $39.2 million in 2014, 2013 and 2012, respectively. Following is an assessment of each of the net working capital components:

•

Trade Receivables, net – Changes in trade receivables resulted in an $18.9 million use of cash in 2014 as compared to $7.3 million use of cash in 2013 and a $17.3 million use of cash in 2012. The larger use of cash in 2014 was partially related to higher net revenue and a one day higher DSO compared to 2013. The DSO was 56 days at November 29, 2014, 55 days at November 30, 2013 and 56 days at December 1, 2012.

•

Inventory – Changes in inventory resulted in a $36.2 million use of cash in 2014 as compared to a use of cash of $11.8 million in 2013 and a use of cash of $17.1 million in 2012. Inventory days on hand were 58 days at the end of 2014 as compared to 53 days at the end of 2013 and 53 days at the end of 2012, respectively. Inventory levels have increased to support the manufacturing transitions that are underway as part of the Business Integration Project and the implementation of our ERP system in North America.

•

Trade Payables – Changes in trade payables resulted in a use of cash of $14.5 million in 2014 and a source of cash of $16.3 million in 2013 and a use of cash of $4.8 million in 2012. The use of cash in 2014 compared to the source of cash in 2013 was primarily related to the timing of payments.

Contributions to our pension and other postretirement benefit plans were $12.6 million, $6.8 million and $9.8 million in 2014, 2013 and 2012, respectively. Changes in deferred income taxes resulted in a source of cash of $4.2 million in 2014 compared to a source of cash of $9.6 million in 2013 and a use of cash of $16.8 million in 2012. The source of cash in deferred income taxes in 2014 compared to 2013 was primarily related to an increase in our minimum pension liability. Income taxes payable resulted in a use of cash of $0.1 million, a use of cash of $17.9 million and a source of cash of $15.2 million in 2014, 2013 and 2012, respectively. The 2014 change in income taxes payable was related to lower net income and the timing of U.S. estimated tax payments. Other assets was a use of cash of $41.7 million, $13.8 million and $4.3 million in 2014, 2013 and 2012, respectively. The larger use of cash in 2014 was primarily related to prepaid taxes other than income taxes. Accrued compensation was a use of cash of $28.1 million in 2014, a source of cash of $3.8 million in 2013 and a source of cash of $21.0 million in 2012. The use of cash in 2014 relates to the payments of severance related costs as part of our Business Integration Project and lower accruals for our employee incentive plans. Other operating activity was a source of cash of $33.3 million in 2014 a use of cash of $11.1 million in 2013 and a use of cash of $2.1 million in 2012. The source of cash in 2014 was primarily related to the impact of a stronger U.S. dollar on intercompany transactions. Income from discontinued operations, net of tax reduced cash flows from operating activities by $1.2 million and $57.6 million in 2013 and 2012, respectively. The $57.6 million in 2012 includes an after-tax gain on the sale of our Central America Paints business of $51.1 million.

Cash Flows from Investing Activities from Continuing Operations

($ in millions)	2014	2013	2012
Net cash used in investing activities	$(160.0)	$(133.2)	$(446.8)

Purchases of property plant and equipment were $139.8 million in 2014 as compared to $124.3 million in 2013 and $35.9 million in 2012. The increase in 2014 and 2013 was primarily related to capital expenditures for the Business Integration Project and our Project ONE ERP system.

In 2014 we purchased the ProSpec construction products business for $26.2 million and adjusted the purchase price of Plexbond Quimica for $0.2 million. We acquired Plexbond Quimica, S.A. for $10.2 million in 2013. We acquired the global industrial adhesives business of Forbo Holding AG for $404.7 million and the outstanding shares of Engent, Inc. for $7.9 million in 2012. In 2013 an adjustment of the purchase price for the Forbo industrial adhesives business acquisition reduced cash used in investing activities by $1.6 million. In 2013 we purchased technology for the use in electronics markets for $2.4 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities from Continuing Operations

($ in millions)	2014	2013	2012
Net cash provided by (used in) financing activities	$55.0	$(48.7)	$273.9

Proceeds from long-term debt and repayment of long-term debt in 2014 were $560.0 million and $483.3 million, respectively and netted to a $76.7 million source of cash in 2014. Proceeds from long-term debt and repayment of long-term debt in 2013 were $107.0 million and $129.5 million, respectively. Proceeds from long-term debt in 2012 were $584.2 million of which $400.0 million was used for financing the acquisition of the acquired business. Included in the 2012 proceeds of long-term debt was our note purchase agreement under which we issued $250.0 million in aggregate principal amount of senior unsecured notes and a draw down of our $150.0 million term loan. Repayment of long-term debt in 2012 was $292.3 million which included prepayment of $80.0 million of long-term debt with proceeds from the sale of our Central America Paints business.

Cash paid for dividends were $23.1 million, $19.3 million and $16.5 million in 2014, 2013 and 2012, respectively. Cash generated from the exercise of stock options was $6.9 million in 2014, $8.9 million in 2013 and $7.4 million in 2012. Repurchases of common stock were $15.5 million in 2014 compared to $17.6 million in 2013 and $4.3 million in 2012, including $12.3 million in 2014, $15.3 million in 2013 and $3.0 million in 2012 from our 2010 share repurchase program.

Cash Flows from Discontinued Operations

($ in millions)	2014	2013	2012
Cash provided by (used in) operating activities of discontinued operations	$—	$1.1	$(13.9)
Cash provided by investing activities of discontinued operations, including proceeds from sale of business	—	—	120.2

Net cash provided by discontinued operations	$—	$1.1	$106.3

Cash flows from discontinued operations includes the proceeds from the sale of $118.5 million in 2012 and cash generated from operations and investing activities of the Central America Paints business.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$547.7	$—	$52.5	$143.0	$352.2
Interest payable on long-term debt[1]	133.7	19.8	43.4	43.6	26.9
Operating leases	17.9	8.4	6.6	2.3	0.6
Pension contributions[2]	3.7	3.7	—	—	—

Total contractual obligations	$703.0	$31.9	$102.5	$188.9	$379.7

1	Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2	Pension contributions are only included for fiscal 2015. We have not determined our pension funding obligations beyond 2015 and thus, any potential future contributions have been excluded from the table.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $4.8 million as of November 29, 2014, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 to Consolidated Financial Statements.

We expect 2015 capital expenditures to be approximately $70.0 million.

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

Interest Rate Risk:    Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of November 29, 2014 would be approximately $1.4 million or $0.03 per diluted share.

Foreign Exchange Risk:    As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States in 2014. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, and Malaysian ringgit.

Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We enter into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross border agreements among subsidiaries.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

From a sensitivity analysis viewpoint, based on 2014 financial results and foreign currency balance sheet positions as of November 29, 2014, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $4.4 million or $0.09 per diluted share.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries as of November 29, 2014 and November 30, 2013, and the related consolidated statements of income, comprehensive income (loss), total equity, and cash flows for each of the years in the three-year period ended November 29, 2014. We also have audited H.B. Fuller Company’s internal control over financial reporting as of November 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). H.B. Fuller Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of November 29, 2014 and November 30, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended November 29, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B Fuller Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

H.B. Fuller Company acquired ProSpec construction products during the fourth quarter of 2014, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of November 29, 2014, ProSpec construction products’ internal control over financial reporting associated with total assets of approximately 1 percent of H.B. Fuller Company’s total assets as of November 29, 2014. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of the internal control over financial reporting of ProSpec construction products.

/s/ KPMG LLP

Minneapolis, MN

January 28, 2015

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 29, 2014	November 30, 2013	December 1, 2012
Net revenue	$2,104,454	$2,046,968	$1,886,239
Cost of sales	(1,571,164)	(1,476,797)	(1,368,963)

Gross profit	533,290	570,171	517,276
Selling, general and administrative expenses	(383,449)	(374,669)	(354,735)
Special charges, net	(51,501)	(45,087)	(52,467)
Asset impairment charges	—	—	(1,517)
Other income (expense), net	716	(3,751)	784
Interest expense	(19,744)	(19,120)	(19,793)

Income from continuing operations before income taxes and income from equity method investments	79,312	127,544	89,548
Income taxes	(34,348)	(39,949)	(30,479)
Income from equity method investments	5,187	8,380	9,218

Income from continuing operations	50,151	95,975	68,287
Income from discontinued operations, net of tax	—	1,211	57,568

Net income including non-controlling interests	50,151	97,186	125,855
Net income attributable to non-controlling interests	(378)	(425)	(233)

Net income attributable to H.B. Fuller	$49,773	$96,761	$125,622

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	$1.00	$1.92	$1.37
Income from discontinued operations	$—	$0.02	$1.16

Basic earnings per share	$1.00	$1.94	$2.53

Diluted
Income from continuing operations	$0.97	$1.87	$1.34
Income from discontinued operations	$—	$0.02	$1.14

Diluted earnings per share	$0.97	$1.89	$2.48

Weighted-average common shares outstanding:
Basic	50,006	49,893	49,571
Diluted	51,255	51,136	50,618
Dividends declared per common share	$0.460	$0.385	$0.330

See accompanying Notes to Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Years
	November 29, 2014	November 30, 2013	December 1, 2012
Net income including non-controlling interests	$50,151	$97,186	$125,855
Other comprehensive income (loss)
Foreign currency translation	(38,687)	(931)	(2,957)
Defined benefit pension plans adjustment, net of tax	(36,874)	68,196	(47,283)
Interest rate swaps, net of tax	41	41	41
Cash-flow hedges, net of tax	116	303	(394)

Other comprehensive income (loss)	(75,404)	67,609	(50,593)

Comprehensive income (loss)	(25,253)	164,795	75,262
Less: Comprehensive income attributable to non-controlling interests	364	370	261

Comprehensive income (loss) attributable to H.B. Fuller	$(25,617)	$164,425	$75,001

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 29, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$77,569	$155,121
Trade receivables, net	341,307	331,125
Inventories	251,290	221,537
Other current assets	93,105	85,046
Current assets of discontinued operations	1,865	1,865

Total current assets	765,136	794,694

Property, plant and equipment, net	502,634	434,387
Goodwill	255,972	263,103
Other intangibles, net	195,938	219,401
Other assets	149,326	161,443

Total assets	$1,869,006	$1,873,028

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$27,149	$20,589
Trade payables	174,494	201,575
Accrued compensation	45,746	76,218
Income taxes payable	13,761	10,830
Other accrued expenses	51,049	46,566
Current liabilities of discontinued operations	5,000	5,000

Total current liabilities	317,199	360,778

Long-term debt	547,735	472,315
Accrued pension liabilities	67,193	52,922
Other liabilities	41,775	51,835

Total liabilities	973,902	937,850

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,654	4,717
Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized—10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized—160,000,000, Shares outstanding—50,310,803 and 50,228,543, for 2014 and 2013, respectively	50,311	50,229
Additional paid-in capital	53,269	44,490
Retained earnings	933,819	907,308
Accumulated other comprehensive income (loss)	(147,352)	(71,962)

Total H.B. Fuller stockholders’ equity	890,047	930,065

Non-controlling interests	403	396

Total equity	890,450	930,461

Total liabilities, redeemable non-controlling interest and total equity	$1,869,006	$1,873,028

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at December 3, 2011	$49,450	$23,770	$720,989	$(89,005)	$373	$705,577
Comprehensive income (loss)			125,622	(50,621)	261	75,262
Dividends			(16,580)			(16,580)
Stock option exercises	426	6,975				7,401
Share-based compensation plans other, net	181	10,136				10,317
Tax benefit on share-based compensation plans		1,263				1,263
Repurchases of common stock	(154)	(4,179)				(4,333)
Redeemable non-controlling interest					(209)	(209)

Balance at December 1, 2012	49,903	37,965	830,031	(139,626)	425	778,698
Comprehensive income (loss)			96,761	67,664	370	164,795
Dividends			(19,484)			(19,484)
Stock option exercises	462	8,429				8,891
Share-based compensation plans other, net	301	12,621				12,922
Tax benefit on share-based compensation plans		2,676				2,676
Repurchases of common stock	(437)	(17,201)				(17,638)
Redeemable non-controlling interest					(399)	(399)

Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income (loss)			49,773	(75,390)	364	(25,253)
Dividends			(23,262)			(23,262)
Stock option exercises	330	6,522				6,852
Share-based compensation plans other, net	70	14,092				14,162
Tax benefit on share-based compensation plans		3,357				3,357
Repurchases of common stock	(318)	(15,192)				(15,510)
Redeemable non-controlling interest					(357)	(357)

Balance at November 29, 2014	$50,311	$53,269	$933,819	$(147,352)	$403	$890,450

See accompanying Notes to Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years
	November 29, 2014	November 30, 2013	December 1, 2012
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$50,151	$97,186	$125,855
Income from discontinued operations, net of tax	—	(1,211)	(57,568)
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	47,254	39,149	38,713
Amortization	23,240	22,508	18,703
Deferred income taxes	4,154	9,648	(16,820)
(Income) from equity method investments, net of dividends received	(2,857)	4,559	(4,436)
Share-based compensation	13,376	12,317	9,728
Pension and other postretirement benefit plan contributions	(12,575)	(6,811)	(9,763)
Pension and other postretirement benefit plan income (expense)	20,399	(1,777)	1,854
Excess tax benefit from share-based compensation	(3,357)	(2,676)	(1,263)
Non-cash charge for the sale of inventories revalued at the date of acquisition	138	189	3,228
Asset impairment charges	—	—	1,517
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(18,893)	(7,281)	(17,341)
Inventories	(36,227)	(11,797)	(17,081)
Other assets	(41,711)	(13,848)	(4,313)
Trade payables	(14,544)	16,258	(4,845)
Accrued compensation	(28,103)	3,786	20,950
Other accrued expenses	6,006	4,793	4,909
Income taxes payable	(112)	(17,933)	15,173
Other liabilities	(9,941)	(3,263)	3,531
Other	33,336	(11,103)	(2,090)

Net cash provided by operating activities from continuing operations	29,734	132,693	108,641
Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(139,794)	(124,288)	(35,913)
Purchased businesses, net of cash acquired	(26,334)	(8,614)	(412,606)
Purchased technology	—	(2,387)	—
Proceeds from sale of property, plant and equipment	6,111	2,135	1,756

Net cash used in investing activities from continuing operations	(160,017)	(133,154)	(446,763)
Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	560,000	107,034	584,208
Repayment of long-term debt	(483,250)	(129,502)	(292,333)
Net proceeds from (payments on) notes payable	6,602	(545)	(5,837)
Dividends paid	(23,087)	(19,334)	(16,454)
Distribution to redeemable non-controlling interest	—	(244)	—
Proceeds from stock options exercised	6,852	8,891	7,401
Excess tax benefit from share-based compensation	3,357	2,676	1,263
Repurchases of common stock	(15,510)	(17,638)	(4,333)

Net cash provided by (used in) financing activities from continuing operations	54,964	(48,662)	273,915
Effect of exchange rate changes on cash and cash equivalents	(2,233)	2,671	3,656

Net change in cash and cash equivalents from continuing operations	(77,552)	(46,452)	(60,551)
Cash provided by (used in) operating activities of discontinued operations	—	1,137	(13,893)
Cash provided by investing activities of discontinued operations, including proceeds from sale of business	—	—	120,231

Net change in cash and cash equivalents	(77,552)	(45,315)	45,787
Cash and cash equivalents at beginning of year	155,121	200,436	154,649

Cash and cash equivalents at end of year	$77,569	$155,121	$200,436

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$175	$150	$126
Cash paid for interest, net of amount capitalized of $2,725, $1,921 and $151 for the years ended November 29, 2014, November 30, 2013 and December 1, 2012, respectively	$24,758	$23,574	$19,816
Cash paid for income taxes, net of refunds	$16,599	$41,920	$31,832

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

Our business is reported in four operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific and Construction Products. Of the 2014 net revenue, Americas Adhesives operating segment accounted for 44 percent, EIMEA 34 percent, Asia Pacific 13 percent and Construction Products 9 percent.

The Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets including assembly (appliances, filters, construction, automotive, electronics, etc.), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, durable and non-durable goods, etc.), converting (corrugation, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors, wood flooring) and textile (footwear, sportswear, etc.).

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. For fiscal years 2014 and 2013, this equity method investment exceeded the 10 percent threshold but not the 20 percent threshold test for a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As such, summarized financial information as of November 29, 2014 and November 30, 2013 for Sekisui-Fuller Company, Ltd. is as follows:

	As of November 29, 2014	As of November 30, 2013
Current assets	$82,195	$89,053
Non-current assets	21,257	21,152
Current liabilities	37,021	42,835
Non-current liabilities	1,787	2,090

	For the year ended November 29, 2014	For the year ended November 30, 2013
Net revenue	$181,999	$194,705
Gross profit	47,955	54,672
Net income	14,024	16,760

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were November 29, 2014, November 30, 2013 and December 1, 2012 for 2014, 2013 and 2012, respectively.

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 605-50, “Customer Payments and Incentives”. Customer rebates recorded in the Consolidated Statements of Income as a reduction in net revenue, were $12,428, $11,552 and $9,707 in 2014, 2013 and 2012, respectively.

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

Cash Equivalents:    Cash equivalents are highly liquid instruments with an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. Book overdrafts, if any, are included in trade payables in our Consolidated Balance Sheets and in operating activities from continuing operations in our Consolidated Statements of Cash Flows.

Restrictions on Cash:    There were no restrictions on cash as of November 29, 2014. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Inventories:    Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (LIFO) represent approximately 37 percent of consolidated inventories. During 2014, 2013 and 2012 there were no liquidations of LIFO inventory layers. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted-average actual cost) or market value.

Investments:    Investments with a value of $7,196 represent the cash surrender value of life insurance contracts on November 29, 2014. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of “other income (expense), net”.

Investments in Equity Securities Carried at Cost:    Fair value of cost method investments is assessed according to accounting standards. During 2012, we determined the fair value of two of our cost basis investments was lower than the investment value on our balance sheet. Since both of these impairments were considered other than temporary, we recorded non-cash charges associated with these impairments of $1,517. We did not have any impairment of our cost method investments for the years ended November 29, 2014 and November 30, 2013. The book value of the cost method investments was $1,671 as of November 29, 2014 and $1,674 as of November 30, 2013.

Property, Plant and Equipment:    Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $2,725, $1,921 and $151 were capitalized in 2014, 2013 and 2012, respectively.

Goodwill:    We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on our 2014 annual assessment, we determined that none of our goodwill was impaired.

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

Asset Retirement Obligations:    We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,515 and $3,236 at November 29, 2014 and November 30, 2013, respectively.

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

(shares in thousands)	2014	2013	2012
Net income attributable to H.B. Fuller	$49,773	$96,761	$125,622
Weighted-average common shares – basic	50,006	49,893	49,571
Equivalent shares from share-based compensation plans	1,249	1,243	1,047

Weighted-average common and common equivalent shares – diluted	51,255	51,136	50,618

Share-based compensation awards for 421,810, 112,367 and 7,372 shares for 2014, 2013 and 2012, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock:    Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 67,593, 62,124 and 54,289 shares of common stock in 2014, 2013 and 2012, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On September 30, 2010, the Board of Directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. During 2014, we repurchased 250,000 shares for $12,254 under this program. During 2013 we repurchased 375,000 shares for $15,292 and during 2012 we repurchased 100,000 shares for $2,999 under this program. See Note 9 to the Consolidated Financial Statements for further information.

Recently Adopted Accounting Pronouncements:    In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of AOCI” which further amended the disclosure requirements for comprehensive income. The update requires entities to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the Consolidated Financial Statements or parenthetically on the face of the Consolidated Statements of Income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. We adopted the new requirements in the first quarter of our 2014 fiscal year. Since this update impacts disclosure requirements only, the adoption of this update did not have an impact on our consolidated results of operations or financial condition.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013 which is our fiscal 2015 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. We adopted the new requirements in the first quarter of our 2014 fiscal year as early adoption was permitted. The adoption of this update did not have a material impact on our consolidated financial condition.

New Accounting Pronouncements:     In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016 which is our fiscal year beginning on December 3, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2:    Acquisitions and Divestitures

Acquisitions

ProSpec® Construction Products:    On September 3, 2014 we acquired the ProSpec construction products business, a provider of tile and stone installation products. The acquisition was an asset purchase and strengthens our customer profile in the southeastern and western regions of the United States.

The purchase price of $26,183 was funded through existing cash and was recorded in our Construction Products operating segment. We incurred acquisition related costs of approximately $532, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

The fair value measurement was preliminary at November 29, 2014 subject to further management review. We expect the fair value measurement process to be completed in the second quarter of 2015.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation November 29, 2014
Current assets	$6,502
Property, plant and equipment	7,976
Goodwill	7,443
Other intangibles
Customer relationships	4,300
Technology	1,500
Trademarks/trade names	200
Current liabilities	(1,738)

Total purchase price	$26,183

The amount of goodwill deductible for tax purposes over a 15 year period is $7,443. Our expected lives of the acquired intangible assets are customer relations 9 years, technology 6 years and trademarks/trade names 15 years.

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

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation November 30, 2013	Purchase Price Adjustment	Final Valuation
Current assets	$5,179	$—	$5,179
Property, plant and equipment	2,275	—	2,275
Goodwill	3,626	151	3,777
Other intangibles
Customer relationships	3,529	—	3,529
Noncompetition agreements	565	—	565
Other assets	608	—	608
Current liabilities	(3,684)	—	(3,684)
Other liabilities	(1,859)	—	(1,859)

Total purchase price	$10,239	$151	$10,390

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

Divestitures

Central America Paints:    On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A for cash proceeds of $118,459. In accordance with ASC 205-20 “Discontinued Operations”, we have classified the results of this business as discontinued operations. The operational results of this business are presented in the “Income from discontinued operations, net of tax” line item on the Consolidated Statements of Income. Also in accordance with ASC 205-20, we have not allocated general corporate charges to this business. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration in the amount of $5,000 was included in current liabilities of discontinued operations in the Consolidated Balance Sheets at November 29, 2014 and November 30, 2013. There is a possibility that resolution of these pending purchase agreement contingencies could exceed our estimate by up to $15,000 pre-tax. Based on the currently available information, we have concluded that resolution of these pending contingencies in an amount greater than our current estimate is remote.

Revenue and income from discontinued operations for the years ended November 29, 2014, November 30, 2013 and December 1, 2012 were as follows:

	Fiscal Years
	November 29, 2014	November 30, 2013	December 1, 2012
Net revenue	$—	$—	$73,143
Income from operations	—	—	8,235
Gain on sale of discontinued operations	—	—	66,179
Income taxes	—	1,211	(16,846)

Net income from discontinued operations	$—	$1,211	$57,568

In the third quarter of 2013, in conjunction with filing the fiscal year 2012 tax return, we recorded a reduction in the tax expense related to the sale of the Central America Paints business of $1,211. Income taxes for the year ended December 1, 2012 included $15,119 of tax expense related to the gain on the sale of discontinued operations.

The major classes of assets and liabilities of discontinued operations as of November 29, 2014 and November 30, 2013 were as follows:

	November 29, 2014	November 30, 2013
Current assets of discontinued operations	$1,865	$1,865
Current liabilities of discontinued operations	$5,000	$5,000

Note 3:    Accounting for Share-Based Compensation

Overview:    We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described below. Starting in 2014 we no longer grant restricted stock shares.

Share-based Compensation Plans:    We currently grant stock options and restricted stock units under equity compensation and deferred compensation plans.

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

Grant-Date Fair Value:    We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2014, 2013 and 2012 were calculated using the following assumptions:

	2014	2013	2012
Expected life (in years)	4.75	4.75	4.75
Weighted-average expected volatility	33.83%	47.28%	51.60%
Expected volatility range	31.61% - 37.06%	39.25% - 48.02%	48.79% - 51.76%
Risk-free interest rate	1.52%	0.77%	0.71%
Expected dividend yield	0.85%	0.87%	1.05%
Weighted-average fair value of grants	$13.82	$15.05	$11.52

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

Total share-based compensation expense was $13,376, $12,317 and $9,728 for 2014, 2013 and 2012, respectively. All share-based compensation was recorded as selling, general and administrative expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2014, 2013 and 2012, there was $3,357, $2,676 and $1,263 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $18,799 at November 29, 2014 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of November 29, 2014, $7,303 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock shares was $3,426 which is expected to be recognized over a weighted-average period of 1.0 years and unvested restricted stock units was $4,668 which is expected to be recognized over a weighted-average period of 0.9 years.

Share-based Activity

The option activity for the years ended November 29, 2014 and November 30, 2013 is summarized below:

	Options	Weighted- Average Exercise Price
Outstanding at December 1, 2012	2,429,750	$21.63
Granted	493,173	40.07
Exercised	(462,427)	19.23
Forfeited or cancelled	(30,535)	28.57

Outstanding at November 30, 2013	2,429,961	$25.74

Granted	477,606	48.06
Exercised	(330,179)	20.75
Forfeited or cancelled	(42,915)	38.59

Outstanding at November 29, 2014	2,534,473	$30.39

The fair value of options granted during 2014, 2013 and 2012 was $6,599, $7,425 and $6,318, respectively. Total intrinsic value of options exercised during 2014, 2013 and 2012 was $8,915, $9,842 and $5,191, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 29, 2014, November 30, 2013 and December 1, 2012 were $6,852, $8,891 and $7,401, respectively.

The nonvested restricted stock activity for the years ended November 29, 2014 and November 30, 2013, is summarized below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 1, 2012	141,184	245,231	386,415	$25.41	0.9
Granted	62,701	186,352	249,053	39.66	1.7
Vested	(66,446)	(113,411)	(179,857)	37.85	—
Forfeited	(2,208)	(5,727)	(7,935)	32.17	1.4

Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2
Granted	126,536	—	126,536	48.84	1.2
Vested	(68,293)	(114,044)	(182,337)	48.16	—
Forfeited	(4,813)	(9,779)	(14,592)	37.80	1.1

Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0

Total fair value of restricted stock vested during 2014, 2013, and 2012 was $8,782, $6,807 and $4,626, respectively. The total fair value of nonvested restricted stock at November 29, 2014 was $15,354.

We repurchased 67,593, 62,124 and 54,289 restricted stock shares during 2014, 2013 and 2012, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding.

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended November 29, 2014 and November 30, 2013 is summarized below:

	Non-employee Directors	Employees	Total
Units outstanding December 1, 2012	338,769	68,662	407,431
Participant contributions	14,145	2,299	16,444
Company match contributions[1]	14,802	256	15,058
Payouts	(55,036)	(9,929)	(64,965)

Units outstanding November 30, 2013	312,680	61,288	373,968

Participant contributions	14,347	4,429	18,776
Company match contributions[1]	16,613	492	17,105
Payouts	(1,093)	(13,906)	(14,999)

Units outstanding November 29, 2014	342,547	52,303	394,850

1	The non-employee directors’ company match includes 15,019 and 11,908 deferred compensation units paid as discretionary awards to all non-employee directors in 2014 and 2013, respectively.

The fair value of non-employee directors company matches for 2014, 2013 and 2012 was $130, $49 and $78, respectively. The fair value of the non-employee directors’ discretionary award was $720 for 2014, $480 for 2013 and $560 for 2012. The fair value of employee company matches was $19 for 2014 and $8 for 2013 and $14 for 2012.

Note 4:    Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2014, 2013 and 2012 follow.

	2014	2013	2012
Foreign currency transaction losses, net	$(2,546)	$(4,106)	$(1,204)
Interest income	344	737	1,731
Gain on disposal of fixed assets	2,769	323	555
Other, net	149	(705)	(298)

Total other income (expense), net	$716	$(3,751)	$784

Research and development expenses (included in selling, general and administrative expenses)	$21,245	$24,570	$21,254

Balance Sheet Information

Additional details of balance sheet amounts as of November 29, 2014 and November 30, 2013 follow.

	2014	2013
Inventories
Raw materials	$133,476	$119,536
Finished goods	140,014	122,584
LIFO reserve	(22,200)	(20,583)

Total inventories	$251,290	$221,537

Other current assets
Other receivables	$15,059	$20,728
Prepaid income taxes	9,505	8,604
Prepaid taxes other than income taxes	30,797	19,957
Deferred income taxes	20,924	18,867
Prepaid expenses	12,547	11,828
Assets held for sale	4,273	5,062

Total other current assets	$93,105	$85,046

Property, plant and equipment
Land	$65,367	$57,991
Buildings and improvements	293,440	258,403
Machinery and equipment	710,180	603,520
Construction in progress	37,364	112,878

Total, at cost	1,106,351	1,032,792
Accumulated depreciation	(603,717)	(598,405)

Net property, plant and equipment	$502,634	$434,387

Other assets
Investments and company owned life insurance	$10,950	$11,963
Equity method investments	37,487	40,700
Cost method investments	1,671	1,674
Long-term deferred income taxes	40,142	28,465
Prepaid pension costs	7,588	38,363
Prepaid postretirement other than pension	12,054	6,858
Other long-term assets	39,434	33,420

Total other assets	$149,326	$161,443

Income taxes payable
Current income taxes payable	$10,961	$8,936
Current deferred income taxes	2,800	1,894

Total income taxes payable	$13,761	$10,830

Other accrued expenses
Taxes other than income taxes	$19,427	$17,943
Interest	4,548	4,471
Product liability	1,691	1,175
Accrued expenses	25,383	22,977

Total other accrued expenses	$51,049	$46,566

	2014	2013
Other liabilities
Asset retirement obligation	$2,515	$3,236
Long-term deferred income taxes	16,718	20,599
Long-term deferred compensation	5,635	5,285
Postretirement other than pension	3,146	3,159
Other long-term liabilities	13,761	19,556

Total other liabilities	$41,775	$51,835

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2014, 2013 and 2012 follow.

	2014	2013	2012
Balance at beginning of year	$8,538	$7,513	$4,272
Charged to expenses	3,998	3,267	3,680
Write-offs	(1,866)	(2,369)	(368)
Effect of exchange rates	(424)	127	(71)

Balance at end of year	$10,246	$8,538	$7,513

Statement of Comprehensive Income (Loss) Information

The following tables provides details of total comprehensive income (loss):

	November 29, 2014
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests			$49,773	$378
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(38,673)	—	(38,673)	(14)
Reclassification to earnings:
Defined benefit pension plans adjustment²	(56,268)	19,394	(36,874)
Interest rate swap³	56	(15)	41
Cash-flow hedges³	158	(42)	116

Other comprehensive income (loss)	$(94,727)	$19,337	(75,390)	(14)

Comprehensive income (loss)			$(25,617)	$364

	November 30, 2013
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests			$96,761	$425
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(876)	—	(876)	(55)
Reclassification to earnings:
Defined benefit pension plans adjustment²	106,647	(38,451)	68,196
Interest rate swap³	57	(16)	41
Cash-flow hedges³	494	(191)	303

Other comprehensive income (loss)	$106,322	$(38,658)	67,664	(55)

Comprehensive income (loss)			$164,425	$370

	December 1, 2012
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests			$125,622	$233
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(2,985)	—	(2,985)	28
Reclassification to earnings:
Defined benefit pension plans adjustment²	(73,358)	26,075	(47,283)
Interest rate swap³	57	(16)	41
Cash-flow hedges³	(642)	248	(394)

Other comprehensive income (loss)	$(76,928)	$26,307	(50,621)	28

Comprehensive income (loss)			$75,001	$261

1	Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.

2	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.

3	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	November 29, 2014
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$11,184	$11,205	$(21)
Interest rate swap, net of taxes of $21	(53)	(53)	—
Cash-flow hedges, net of taxes of $15	25	25	—
Defined benefit pension plans adjustment, net of taxes of $84,604	(158,529)	(158,529)	—

Total accumulated other comprehensive income (loss)	$(147,373)	$(147,352)	$(21)

	November 30, 2013
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$49,871	$49,878	$(7)
Interest rate swap, net of taxes of $36	(94)	(94)	—
Cash-flow hedges, net of taxes of $57	(91)	(91)	—
Defined benefit pension plans adjustment, net of taxes of $65,210	(121,655)	(121,655)	—

Total accumulated other comprehensive income (loss)	$(71,969)	$(71,962)	$(7)

	December 1, 2012
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$50,802	$50,754	$48
Interest rate swap, net of taxes of $52	(135)	(135)	—
Cash-flow hedges, net of taxes of $248	(394)	(394)	—
Defined benefit pension plans adjustment net of taxes of $103,661	(189,851)	(189,851)	—

Total accumulated other comprehensive income (loss)	$(139,578)	$(139,626)	$48

Note 5:    Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involves a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we are taking a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We have combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During 2014, 2013 and 2012 we incurred special charges, net of $51,501, $45,087 and $52,467, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Fiscal Years
	2014	2013	2012
Acquisition and transformation related costs:
Professional services	$7,946	$8,698	$24,647
Financing availability costs	—	—	4,300
Foreign currency option contract	—	—	841
Gain on foreign currency forward contracts	—	—	(11,621)
Other related costs	8,272	8,736	2,010
Restructuring costs:
Workforce reduction costs	3,233	9,784	28,087
Facility exit costs	32,050	17,869	4,203

Special charges, net	$51,501	$45,087	$52,467

Professional services of $7,946, $8,698 and $24,647 for 2014, 2013 and 2012, respectively, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the Forbo industrial adhesives business into our existing operating segments.

During 2014, we incurred other incremental transformation related costs of $8,272 including the cost of personnel directly working on the integration, workforce reduction costs of $3,233 and cash facility exit costs of $25,187 and non-cash facility exit costs of $6,863 related to the Business Integration Project. During 2013, we incurred other incremental transformation related costs of $8,736 including the cost of personnel directly working on the integration, workforce reduction costs of $9,784 and cash facility exit costs of $11,804 and non-cash facility exit costs of $6,065 related to the Business Integration Project. During 2012, we incurred other incremental transformation related costs of $2,010 including the cost of personnel directly working on the integration, workforce reduction costs of $28,087 and cash facility exit costs of $1,033 and non-cash facility exit costs of $3,170 related to the Business Integration Project.

For 2012 we also incurred other costs related to the acquisition of the Forbo industrial adhesives business including an expense of $4,300 to make a bridge loan available if needed. During 2012 we incurred expenses of $841 related to the purchase of a foreign currency option to hedge a portion of the acquisition purchase price. Also during 2012, we entered into forward currency contracts maturing on March 5, 2012 to purchase 370,000 Swiss francs. Our objective was to economically hedge the purchase price for the pending acquisition of the global industrial adhesives business of Forbo Group after the price was established. The currency contracts were not designated as hedges for accounting purposes. For 2012 the net gain on the forward currency contracts was $11,621 which partially offset other acquisition and transformation related costs.

For the year ended November 29, 2014 and November 30, 2013, the activity in accrued compensation associated with the Business Integration Project, is as follows:

	2014	2013
Balance at beginning of year	$18,057	$19,848
Restructuring charges	3,233	9,784
Cash payments	(19,911)	(12,595)
Foreign currency translation adjustment	(363)	1,020

Balance at end of year	$1,016	$18,057

The $1,016 in accrued restructuring costs at November 29, 2014 was included in accrued compensation on our Consolidated Balance Sheets. Of the $18,057 in accrued restructuring costs at November 30, 2013 $17,312 was included in accrued compensation and $745 was included in other liabilities on our Consolidated Balance Sheets, as this portion was not expected to be paid within the next year. The benefits were accrued based primarily on the formal severance plans in place for the various locations. The restructuring costs are not allocated to our operating segments.

Note 6:    Goodwill and Other Intangible Assets

The reporting units goodwill balances as of November 29, 2014 and November 30, 2013, follow. Changes in the goodwill balances relate to changes in foreign currency exchange rates and activity from acquisitions. See Note 2 to the Consolidated Financial Statements for more information on acquisitions.

	2014	2013
Americas Adhesives	$71,325	$72,117
EIMEA	139,666	151,675
Asia Pacific	24,201	25,974
Construction Products	20,780	13,337

Total	$255,972	$263,103

Additional details on the goodwill balance for 2014 and 2013 follow.

	2014	2013
Balance at beginning of year	$263,103	$254,345
ProSpec acquisition	7,443	—
Engent, Inc. acquisition	—	247
Forbo Industrial Adhesives	—	343
Plexbond Quimica, S.A. acquisition	151	3,626
Foreign currency translation effect	(14,725)	4,542

Balance at end of year	$255,972	$263,103

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In the fourth quarter of 2014, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. There were no indications of impairment in any of our reporting units. We also performed a sensitivity analysis by using a discount rate at the high end of our range to confirm the reasonableness of our goodwill impairment analysis. No indications of impairment in any of our reporting units were indicated by the sensitivity analysis. See Note 1 to the Consolidated Financial Statements for further information on our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, follow:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of November 29, 2014
Original cost	$43,915	$219,517	$52,529	$315,961
Accumulated amortization	(11,944)	(88,164)	(20,458)	(120,566)

Net identifiable intangibles	$31,971	$131,353	$32,071	$195,395

Weighted-average useful lives (in years)	11	18	12	16

As of November 30, 2013
Original cost	$45,710	$231,696	$43,780	$321,186
Accumulated amortization	(9,706)	(77,192)	(15,480)	(102,378)

Net identifiable intangibles	$36,004	$154,504	$28,300	$218,808

Weighted-average useful lives (in years)	11	17	13	16

Amortization expense with respect to amortizable intangible assets was $23,240, $22,508 and $18,703 in 2014, 2013 and 2012, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years follows:

Fiscal Year	2015	2016	2017	2018	2019	Thereafter
Amortization Expense	$21,049	$20,747	$20,459	$20,087	$17,748	$95,305

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets at November 29, 2014 and November 30, 2013 totaling $543 and $593, respectively, relate to trademarks and trade names. The change in non-amortizable assets in 2014 compared to 2013 was due to changes in currency exchange rates.

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable:    Notes payable were $27,149 at November 29, 2014. This amount represents various other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 11.3 percent, 8.9 percent and 11.3 percent in 2014, 2013 and 2012, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 29, 2014.

Long-Term Debt

Long-Term Debt	Weighted-Average Interest Rate at November 29, 2014	Fiscal Year Maturity Date	2014	2013
Revolving credit line	1.24%	2019	$143,000	$—
Term Loan	—	2017	—	66,250
Senior Notes, Series A1	1.91%	2017	17,805	18,215
Senior Notes, Series B2	1.79%	2017	34,738	35,551
Senior Notes, Series C3	3.11%	2020	37,192	37,299
Senior Notes, Series D4	5.61%	2020	65,000	65,000
Senior Notes, Series E5	4.12%	2022	250,000	250,000

Total debt			$547,735	$472,315

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

1	Senior Notes, Series A, due December 16, 2016, $17,000 5.13 percent fixed, swapped to a variable rate of 6- month LIBOR (in arrears) plus 1.59 percent

2	Senior Notes, Series B, due February 24, 2017, $33,000 5.13 percent fixed, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent

3	Senior Notes, Series C, due December 16, 2019, $35,000 5.61 percent fixed, $25,000 swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent

4	Senior Notes, Series D, due February 24, 2020, $65,000 5.61 percent fixed

5	Senior Notes, Series E, due March 5, 2022, $250,000 4.12 percent fixed

On October 31, 2014, we entered into a credit agreement with a consortium of financial institutions under which we established a $300,000 multi-currency revolving credit facility and a $300,000 term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The term loan is committed financing that can be drawn at any time up to 270 days after October 31, 2014. At November 29, 2014, there was no balance drawn on the term loan. Interest on the revolving credit facility is payable at the LIBOR plus 1.075 percent. A facility fee of 0.175 percent is payable quarterly. The interest rate on the term loan is payable at the LIBOR rate plus 1.25 percent. The interest rates and the facility fee are based on a rating grid. The credit agreement replaced the previous revolving credit facilities entered into on March 5, 2012. The October 31, 2014 credit agreement expires on October 31, 2019.

On October 31, 2014 we amended various provisions of the Note Purchase Agreements Series A through E, including the covenant definition of Consolidated EBITDA. As part of these amendments, the interest rate on the debt may increase based on changes to the rating of our senior, unsecured long-term debt.

Long-term debt had an estimated fair value of $606,194 and $515,287 as of November 29, 2014 and November 30, 2013, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of November 29, 2014, lines of credit were as follows:

Term	Committed	Drawn	Unused
Long-term lines of credit	$300,000	$(143,000)	$157,000

A revolving credit agreement with a consortium of financial institutions accounted for the entire committed lines of credit. The credit agreement creates an unsecured multi-currency revolving credit facility that can be drawn upon for general corporate purposes up to a maximum of $300,000. The credit agreement expires on October 31, 2019.

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any “consolidated group” for income tax purposes other than with our subsidiaries. At November 29, 2014 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$—	$—	$52,543	$—	$143,000	$352,192

Note 8:    Income Taxes

Income from continuing operations before income taxes and income from equity method investments	2014	2013	2012
United States	$55,567	$81,788	$69,287
Non-U.S.	23,745	45,756	20,261

Total	$79,312	$127,544	$89,548

Components of the provision for income tax expense (benefit)	2014	2013	2012
Current:
U.S. federal	$8,771	$16,999	$25,637
State	1,290	1,372	2,663
Non-U.S.	20,133	11,930	18,999

	30,194	30,301	47,299

Deferred:
U.S. federal	8,106	8,101	(12,314)
State	1,069	2,244	(398)
Non-U.S.	(5,021)	(697)	(4,108)

	4,154	9,648	(16,820)

Total	$34,348	$39,949	$30,479

Reconciliation of effective income tax	2014	2013	2012
Statutory U.S. federal income tax rate	$27,759	$44,641	$31,342
State income taxes, net of federal benefit	1,534	2,351	1,472
Foreign dividend repatriation	760	467	(9,004)
Foreign operations	(8,287)	(12,598)	(7,911)
Interest income not taxable in the U.S.	(1,649)	(1,789)	(1,802)
Change in valuation allowance	3,317	1,819	5,502
Tax impact of special charges, net	11,773	5,998	10,209
Other	(859)	(940)	671

Total	$34,348	$39,949	$30,479

Deferred income tax balances at each year-end related to	2014	2013
Depreciation and amortization	$(47,152)	$(45,917)
Employee benefit costs	45,920	35,686
Foreign tax credit carryforward	12,355	14,567
Tax loss carryforwards	21,851	20,781
Other	24,234	14,343

	57,208	39,460
Valuation allowance	(16,364)	(14,621)

Net deferred tax assets	$40,844	$24,839

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment recorded in accumulated other comprehensive income (loss).

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance of $1,743 during 2014 is primarily due to an increase in the valuation allowance on deferred tax assets in our non-U.S. entities that do not meet the more-likely-than-not realization test.

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

U.S. income taxes have not been provided on approximately $421,604 undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $84,982 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $45,039 can be carried forward indefinitely, while the remaining $39,943 of tax losses must be utilized during 2015 to 2024.

The U.S. has a foreign tax credit carryforward of $12,355 which will expire between 2019 and 2023.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended November 29, 2014 and November 30, 2013. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2014	2013
Balance at beginning of year	$5,151	$4,886
Tax positions related to the current year:
Additions	600	900
Tax positions related to prior years:
Additions	178	378
Reductions	(177)	(160)
Settlements	(13)	(105)
Lapses in applicable statutes of limitation	(952)	(748)

Balance at end of year	$4,787	$5,151

Included in the balance of unrecognized tax benefits as of November 29, 2014, are potential benefits of $4,347 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 29, 2014, we recognized a net benefit for interest and penalties of $136 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $452 as of November 29, 2014. For the year ended November 30, 2013, we recognized net benefit for interest and penalties of $36 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $591 as of November 30, 2013.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2011 or Swiss income tax examination for years prior to 2009. There have been no Swiss income tax examinations for 2009 and subsequent years. We are in various stages of examination and appeal in several state and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

Note 9:    Stockholders’ Equity

Preferred Stock:    The board of directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the board of directors may determine.

Common Stock:    There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 50,310,803 and 50,228,543 shares issued and outstanding at November 29, 2014 and November 30, 2013, respectively.

On September 30, 2010, the Board of Directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. During 2014, we repurchased 250,000 shares for $12,254 and during 2013, we repurchased 375,000 shares for $15,292 under this program. Up to $61,964 of our outstanding common shares may still be repurchased under the share repurchase program.

Common Shares Outstanding	2014	2013	2012
Beginning balance	50,228,543	49,903,266	49,449,579
Stock options exercised	330,179	462,427	430,000
Shares swapped for stock option exercises	—	—	(3,619)
Deferred compensation paid	9,957	51,521	19,389
Restricted units vested	69,624	67,828	53,927
Restricted shares granted	—	186,352	128,427
Shares withheld for taxes	(67,593)	(62,124)	(54,289)
Restricted shares forfeited	(9,907)	(5,727)	(20,148)
Shares repurchased under repurchase program	(250,000)	(375,000)	(100,000)

Ending balance	50,310,803	50,228,543	49,903,266

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

Note 10:    Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee’s pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2014 was $9,414 which included the cost of the 4 percent company match of $4,672 and the additional 3 percent contribution of $4,742. The total contributions to the 401(k) plan were $8,022 and $6,606 in 2013 and 2012, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $5,989 and $5,269 in 2014 and 2013, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plan

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. Pension Plan (the Plan). The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. Other U.S. postretirement benefits are funded through a Voluntary Employees’ Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 29, 2014 and November 30, 2013:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Change in projected benefit obligation	2014	2013	2014	2013	2014	2013
Benefit obligation at beginning of year	$347,668	$394,623	$206,407	$204,180	$50,811	$63,206
Service cost	93	106	1,699	1,799	434	623
Interest cost	16,086	14,719	7,626	7,486	2,143	2,133
Participant contributions	—	—	—	—	350	523
Actuarial (gain)/loss	62,014	(44,510)	30,312	(3,633)	3,948	(11,524)
Curtailments	—	(796)	(100)	(436)	—	—
Settlement	—	—	(1,638)	(1,325)	—	—
Benefits paid	(17,266)	(16,474)	(8,377)	(7,927)	(3,316)	(4,150)
Currency change effect	—	—	(15,713)	6,263	—	—

Benefit obligation at end of year	408,595	347,668	220,216	206,407	54,370	50,811

Change in plan assets
Fair value of plan assets at beginning of year	358,233	332,308	182,152	164,086	54,196	42,569
Actual return on plan assets	41,874	40,905	20,657	16,473	8,621	11,964
Employer contributions	1,494	1,494	7,856	2,027	3,225	3,290
Participant contributions	—	—	—	—	350	523
Benefits paid¹	(17,266)	(16,474)	(8,377)	(5,871)	(3,316)	(4,150)
Currency change effect	—	—	(14,078)	5,437	—	—

Fair value of plan assets at end of year	384,335	358,233	188,210	182,152	63,076	54,196
Plan assets in excess of (less than) benefit obligation as of year end	$(24,260)	$(10,565)	$(32,006)	$(24,255)	$8,706	$3,385

1	Amount excludes benefit payments made from sources other than plan assets.

For the U.S. Pension Plan, we adopted the new RP-2014 mortality tables projected generationally using scale MP-2014.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Unrecognized actuarial loss	$140,009	$100,579	$82,598	$64,290	$23,348	$25,988
Unrecognized prior service cost (benefit)	119	147	(17)	(21)	(2,546)	(6,317)

Ending balance	$140,128	$100,726	$82,581	$64,269	$20,802	$19,671

Statement of financial position as of fiscal year-end	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Non-current assets	$—	$29,560	$7,592	$8,959	$12,054	$6,858
Accrued benefit cost
Current liabilities	(1,510)	(1,505)	(1,248)	(2,711)	(201)	(314)
Non-current liabilities	(22,750)	(17,490)	(38,350)	(30,503)	(3,146)	(3,159)

Ending balance	$(24,260)	$10,565	$(32,006)	$(24,255)	$8,707	$3,385

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $445,701 at November 29, 2014 and $385,819 at November 30, 2013. The accumulated benefit obligation of the non-U.S. pension plans was $211,488 at November 29, 2014 and $197,750 at November 30, 2013.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 29, 2014 and November 30, 2013:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Accumulated benefit obligation	$20,568	$18,673	$122,860	$116,265
Fair value of plan assets	—	—	91,990	91,708

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 29, 2014 and November 30, 2013:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Projected benefit obligation	$408,595	$18,996	$131,588	$124,922
Fair value of plan assets	384,335	—	91,990	91,708

Information about the expected cash flows follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Employer contributions
2015	$—	$658	$3,000
Expected benefit payments
2015	$18,108	$7,908	$3,432
2016	18,689	8,048	3,452
2017	19,372	8,374	3,478
2018	20,000	8,505	3,500
2019	20,517	8,643	3,524
2020-2024	110,995	46,852	17,647

Components of net periodic benefit cost and other supplemental information for the years ended November 29, 2014, November 30, 2013 and December 1, 2012 follow:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Net periodic cost (benefit)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$93	$106	$90	$1,699	$1,799	$1,457	$434	$623	$541
Interest cost	16,086	14,719	16,098	7,626	7,486	8,222	2,143	2,133	2,469
Expected return on assets	(23,865)	(22,720)	(23,758)	(10,749)	(9,390)	(8,021)	(4,742)	(3,725)	(3,263)
Amortization:
Prior service cost	29	49	49	(4)	(4)	(4)	(3,771)	(4,134)	(4,693)
Actuarial (gain)/ loss	4,575	6,742	3,858	3,056	3,778	2,487	2,709	5,717	5,155
Divestitures	—	—	—	—	—	7	—	—	—
Curtailment (gain)/loss	—	102	—	—	53	46	—	—	—
Settlement charge/(credit)	—	—	—	246	153	65	—	—	—

Net periodic benefit cost (benefit)	$(3,082)	$(1,002)	$(3,663)	$1,874	$3,875	$4,259	$(3,227)	$614	$209

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of November 29, 2014
Amortization of prior service cost (benefit)	$29	$(4)	$(2,505)
Amortization of net actuarial (gain) loss	5,628	3,722	2,431

	$5,657	$3,718	$(74)

	Pension Benefits						Other Postretirement Benefits
Weighted-average assumptions used to Determine benefit obligations	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.08%	4.74%	3.81%	2.90%	3.74%	3.79%	3.84%	4.34%	3.46%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.67%	1.84%	1.87%	N/A	N/A	N/A

Weighted-average assumptions used to Determine net costs for years ended	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.74%	3.81%	5.05%	3.77%	3.74%	5.26%	4.33%	3.46%	4.73%
Expected return on plan assets	7.75%	7.75%	8.00%	6.17%	5.96%	6.08%	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	5.00%	1.67%	1.84%	1.86%	N/A	N/A	N/A

1	Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2014, 2013 and 2012 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.10 percent at November 29, 2014, as compared to 4.77 percent at November 30, 2013 and 3.83 percent at December 1, 2012. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at November 29, 2014 would increase pension and other postretirement plan expense approximately $370 (pre-tax) in fiscal 2015. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2014 compared to 7.75 percent for 2013 and 8.00 percent for 2012. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2014 the expected long-term rate of return on the target equities allocation was 8.5 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the impact of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,237 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.17 percent in 2014 compared to 5.96 percent in 2013 and 6.08 percent in 2012. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.69 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2014	2013	2012
Health care cost trend rate assumed for next year	6.50%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2018	2019	2018

Sensitivity Information:     A one-percentage point change in the health care cost trend rate would have the following effects on the November 29, 2014 service and interest cost and the accumulated postretirement benefit obligation at November 29, 2014:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components—annual	$1	$(106)
Effect on accumulated postretirement benefit obligation	$29	$(2,598)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2014 and 2013 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
	2014	2014	2013	2014	2014	2013	2014	2014	2013
Asset Category
Equities	60.0%	60.2%	61.9%	50.4%	49.8%	50.2%	0.0%	0.0%	0.0%
Fixed income	40.0%	38.9%	37.3%	48.2%	46.7%	46.4%	0.0%	0.0%	0.0%
Real Estate	0.0%	0.0%	0.0%	1.4%	1.1%	1.1%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	98.3%	99.4%
Cash	0.0%	0.9%	0.8%	0.0%	2.4%	2.3%	0.0%	1.7%	0.6%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (SERP). There were no assets in the SERP in 2014 and 2013. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2014 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2015.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2014 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2015.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2014 and 2013. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13 to the Consolidated Financial Statements.

	November 29, 2014
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$138,308	$93,056	$—	$231,364
Fixed income	27,782	121,450	407	149,639
Cash	3,332	—	—	3,332

Total	$169,422	$214,506	$407	$384,335

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$34,362	$59,504	$—	$93,866
Fixed income	48,346	39,006	582	87,934
Real Estate	—	—	2,160	2,160
Cash	4,464	—	—	4,464

Total	$87,172	$98,510	$2,742	$188,424

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$61,980	$61,980
Cash	1,096	—	—	1,096

Total	$1,096	$—	$61,980	$63,076

	November 30, 2013
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$132,768	$88,946	$—	$221,714
Fixed income	50,925	82,411	463	133,799
Cash	2,720	—	—	2,720

Total	$186,413	$171,357	$463	$358,233

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$34,045	$57,380	$—	$91,425
Fixed income	48,767	35,158	590	84,515
Real Estate	—	—	1,940	1,940
Cash	4,272	—	—	4,272

Total	$87,084	$92,538	$2,530	$182,152

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$—	$—	$53,875	$53,875
Cash	321	—	—	321

Total	$321	$—	$53,875	$54,196

The definitions of fair values of our pension and other postretirement benefit plan assets at November 29, 2014 and November 30, 2013 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended November 29, 2014:

U.S. Pension Plans	Fixed Income	Total
Level 3 balance at beginning of year	$463	$463
Purchases, sales, issuances and settlements, net	(56)	(56)

Level 3 balance at end of year	$407	$407

Non-U.S. Pension Plans	Fixed Income	Real Estate	Total
Level 3 balance at beginning of year	$590	$1,940	$2,530
Net transfers into / (out of) level 3	34	(15)	19
Net gains	11	340	351
Currency change effect	(53)	(105)	(158)

Level 3 balance at end of year	$582	$2,160	$2,742

Other Postretirement Benefits	Insurance	Total
Level 3 balance at beginning of year	$53,875	$53,875
Net transfers into / (out of) level 3	(142)	(142)
Purchases, sales, issuances and settlements, net	(409)	(409)
Net gains	8,656	8,656

Level 3 balance at end of year	$61,980	$61,980

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

Effective March 5, 2012, we entered into two cross-currency swap agreements to convert a notional amount of $151,598 of foreign currency denominated intercompany loans into US dollars. One of the cross-currency swaps matured in 2014 and the other swap matures in 2015. As of November 29, 2014, the fair value of the remaining swap was an asset of $5,408 and was included in other assets in the Consolidated Balance Sheets. As of November 30, 2013, the combined fair value of the swaps was a liability of $4,801 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of November 29, 2014 resulted in additional pre-tax loss of $10 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The ineffectiveness calculations as of November 30, 2013 resulted in additional pre-tax gain of $58 year-to-date as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $25 at November 29, 2014 and a loss of $91 at November 30, 2013. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) at November 29, 2014 that is expected to be reclassified into earnings within the next twelve months is $25. At November 29, 2014, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of November 29, 2014:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2015	4.30%	$98,738	$5,408
Receive USD		4.45%

Total			$98,738	$5,408

Except for the cross currency swap agreement listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the income statement during the periods in which the derivative instruments are outstanding. See Note 13 to Consolidated Financial Statements for fair value amounts of these derivative instruments.

As of November 29, 2014, we had forward foreign currency contracts maturing between December 1, 2014 and November 2, 2015. The mark-to-market effect associated with these contracts, on a net basis, at each year end was a gain of $574, a loss of $865 and a loss of $126 in 2014, 2013 and 2012, respectively. These gains and losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

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

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. See Note 7 to Consolidated Financial Statements for additional information. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,735 at November 29, 2014 and $6,065 at

November 30, 2013 and were included in long-term debt in the Consolidated Balance Sheets. The fair value of the swaps in total was an asset of $4,726 at November 29, 2014 and $5,930 at November 30, 2013 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of November 29, 2014, resulted in additional year-to-date pre-tax gain of $126 as the fair value of the interest rate swaps decreased by less than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged. The calculations as of November 30, 2013 and December 1, 2012 resulted in an additional year-to-date pre-tax loss of $746 and pre-tax gain of $362, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 29, 2014, there were no significant concentrations of credit risk.

Note 12:    Commitments and Contingencies

Leases:    The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 29, 2014 are:

Fiscal Year	2015	2016	2017	2018	2019	Remainder	Total Minimum Lease Payments
Operating Leases	$8,408	$4,236	$2,341	$1,264	$1,007	$649	$17,905

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $14,481, $12,716 and $11,117 in 2014, 2013 and 2012, respectively.

Servicing Agreement:     In 2005, we entered into an agreement to provide us with information technology services. The agreement expired in 2014. Actual expenditures under the agreement for the years ended November 29, 2014, November 30, 2013 and December 1, 2012 were $1,044, $2,847 and $4,959, respectively.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers were brought into the action to address issues related to the scope of their coverage. In 2013, we entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depends on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended November 29, 2014	Year Ended November 30, 2013	Year Ended December 1, 2012
Lawsuits and claims settled	9	6	9
Settlement amounts	$843	$371	$540
Insurance payments received or expected to be received	$687	$279	$391

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

Note 13:     Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 29, 2014 and November 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	November 29, 2014	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$748	$748	$—	$—
Derivative assets	1,007	—	1,007	—
Interest rate swaps	4,726	—	4,726	—
Cash-flow hedges	5,408	—	5,408	—
Liabilities:
Derivative liabilities	$433	$—	$433	$—
Contingent consideration liabilities, continuing operations	196	—	—	196
Contingent consideration liabilities, discontinued operations	5,000	—	—	5,000

	November 30, 2013	Fair Value Measurements Using:
Description		Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,786	$28,786	$—	$—
Derivative assets	533	—	533	—
Interest rate swaps	5,930	—	5,930	—
Liabilities:
Derivative liabilities	$1,399	$—	$1,399	$—
Cash-flow hedges	4,801	—	4,801	—
Contingent consideration liabilities, continuing operations	566	—	—	566
Contingent consideration liabilities, discontinued operations	5,000	—	—	5,000

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

Note 14:     Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We report our business in four reportable segments: the Americas Adhesives, EIMEA, Asia Pacific and Construction Products.

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

Reportable operating segment financial information for all periods presented follows:

	2014	2013	2012
Net revenue
Americas Adhesives	$920,679	$902,573	$838,615
EIMEA	719,787	733,211	672,423
Asia Pacific	275,809	252,608	228,121
Construction Products	188,179	158,576	147,080

Total	$2,104,454	$2,046,968	$1,886,239

Inter-segment sales
Americas Adhesives	$23,569	$22,120	$26,096
EIMEA	19,089	13,918	9,228
Asia Pacific	14,402	13,034	14,818
Construction Products	1,474	800	462

Segment operating income
Americas Adhesives	$103,339	$123,265	$112,368
EIMEA	30,521	51,526	34,483
Asia Pacific	9,317	9,771	7,356
Construction Products	6,664	10,940	8,334

Total	$149,841	$195,502	$162,541

Depreciation and amortization
Americas Adhesives	$22,180	$20,832	$18,852
EIMEA	24,363	20,420	18,399
Asia Pacific	7,230	6,522	6,238
Construction Products	11,751	11,021	11,001

Total	$65,524	$58,795	$54,490

	2014	2013	2012
Total assets[1]
Americas Adhesives	$474,691	$471,520	$465,253
EIMEA	787,194	759,757	674,665
Asia Pacific	238,627	218,471	197,999
Construction Products	198,276	175,489	179,508
Corporate	168,353	245,926	267,030
Discontinued Operations	1,865	1,865	1,865

Total	$1,869,006	$1,873,028	$1,786,320

Capital expenditures
Americas Adhesives	$18,045	$26,225	$15,036
EIMEA	71,926	63,512	13,402
Asia Pacific	22,377	10,150	3,511
Construction Products	2,073	1,737	1,762
Corporate	25,373	22,664	2,202

Total	$139,794	$124,288	$35,913

1	Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments

	2014	2013	2012
Segment operating income	$149,841	$195,502	$162,541
Special charges, net	(51,501)	(45,087)	(52,467)
Asset impairment charges	—	—	(1,517)
Other income (expense), net	716	(3,751)	784
Interest expense	(19,744)	(19,120)	(19,793)

Income from continuing operations before income taxes and income from equity method investments	$79,312	$127,544	$89,548

Financial information about geographic areas

	Net Revenue
	2014	2013	2012
United States	$878,058	$855,053	$802,362
All other countries with less than 10 percent of total	1,226,396	1,191,915	1,083,877

Total	$2,104,454	$2,046,968	$1,886,239

	Property, Plant and Equipment, net
	2014	2013	2012
United States	$205,412	$185,260	$158,973
Germany	116,301	86,335	42,434
All other countries with less than 10 percent of total	180,921	162,792	127,609

Total	$502,634	$434,387	$329,016

Note 15:     Redeemable Non-Controlling Interest

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

HBF Kimya’s results of operations are consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in income or loss attributable to non-controlling interests in the Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates will affect the reported amount of the redeemable non-controlling interest. As of November 29, 2014 and November 30, 2013 the redeemable non-controlling interest was:

	2014	2013
Balance at beginning of year	$4,717	$3,981
Net income attributed to redeemable non-controlling interest	357	351
Accretion adjustment to redemption value	—	48
Increase in non-controlling shareholder ownership	—	384
Distributions to non-controlling shareholder	—	(244)
Foreign currency translation adjustment	(420)	196

Balance at end of year	$4,654	$4,717

Note 16:     Correction of Errors

During the fourth quarter of 2014, we corrected an error in the carrying value of our equity method investment in Sekisui-Fuller Company, Ltd. We determined that an error was made in 2007 when we increased our ownership in the joint venture from 40 percent to 50 percent. We originally deemed all of the excess purchase price associated with the transaction to be goodwill when a portion of the excess should have been assigned to other assets, including an amortizable intangible asset. This amortizable intangible asset should have been amortized over its useful life of 13 years with a charge to income from equity method investments in each subsequent year. The correction of this error in the amount of $1,643 for fiscal years 2007 to 2013 resulted in an understatement of income from equity method investments in fiscal 2014 in our Consolidated Statements of Income and a reduction in other assets on our November 29, 2014 Consolidated Balance Sheets.

Also during the fourth quarter of 2014, we corrected an error in the cumulative translation adjustment for our equity method investment in Sekisui-Fuller Company, Ltd. to translate the underlying Japanese yen denominated assets and liabilities into U.S. dollars. This correction in the amount of $6,069 resulted in a reduction in other assets and an increase in accumulated other comprehensive income (loss) on our November 29, 2014 Consolidated Balance Sheets.

We evaluated the effect of these errors in accordance with the guidance in ASC Topic 250-10-S99-1, “Assessing Materiality” and concluded that the impact of the errors is not material to any current or prior period financial statements.

Note 17:     Subsequent Events

On December 23, 2014 we signed an agreement to purchase Continental Products Limited, a provider of industrial adhesives in Africa for approximately €1,700. Based in Nairobi, Kenya, Continental Products Limited will be included in our EIMEA operating segment.

On January 28, 2015, we drew $300,000 under the term loan of which approximately $230,000 will be used to finance the acquisition of Tonsan Adhesive, Inc. and approximately $70,000 will be used to repay outstanding balances under the revolving credit facility.

Note 18:     Quarterly Data (unaudited)

	2014
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4[1]
Net revenue	$485,981	$544,034	$526,765	$547,674
Gross profit	133,045	142,655	125,154	132,436
Selling, general and administrative expenses	(96,799)	(96,372)	(96,779)	(93,499)
Special charges, net	(11,734)	(13,538)	(12,343)	(13,886)

Income from continuing operations	$14,649	$20,626	$4,084	$10,792

Basic Income per share	$0.29	$0.41	$0.08	$0.22

Diluted Income per share	$0.28	$0.40	$0.08	$0.21

Weighted-average common shares outstanding
Basic	49,910	49,956	50,053	50,107
Diluted	51,255	51,175	51,297	51,296

[1]	Includes correction of errors. See Note 16 to the Consolidated Financial Statements.

	2013
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$479,842	$519,016	$514,579	$533,531
Gross profit	133,376	146,616	144,507	145,672
Selling, general and administrative expenses	(97,640)	(93,806)	(90,604)	(92,619)
Special charges, net	(5,333)	(10,843)	(12,775)	(16,136)

Income from continuing operations	$20,774	$26,048	$27,150	$22,003

Basic Income per share	$0.42	$0.52	$0.54	$0.44

Diluted Income per share	$0.41	$0.51	$0.53	$0.42

Weighted-average common shares outstanding
Basic	49,817	49,935	49,913	49,909
Diluted	51,027	51,152	51,127	51,236

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). We acquired ProSpec construction products in the fourth quarter of 2014 and it represented approximately 1 percent of our total assets as of November 29, 2014. As the acquisition occurred in the fourth quarter of 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include ProSpec construction products. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of November 29, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

H.B. Fuller Company management assessed the effectiveness of our internal control over financial reporting, including the change in internal control noted above, as of November 29, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

in Internal Control—Integrated Framework (1992). Based on the assessment management believes that, as of November 29, 2014, the company’s internal control over financial reporting was effective based on those criteria.

H.B. Fuller Company’s Independent Registered Public Accounting Firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 41.

Attestation Report of the Registered Public Accounting Firm

The report on the effectiveness of the company’s internal control over financial reporting issued by KPMG LLP, our Independent Registered Public Accounting Firm, appears on page 41.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Audit Committee” contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2015 (the “2015 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2014 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

The information under the headings “Executive Compensation,” and “Director Compensation” contained in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” contained in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 29, 2014, November 30, 2013 and December 1, 2012.

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended November 29, 2014, November 30, 2013 and December 1, 2012.

Consolidated Balance Sheets as of November 29, 2014 and November 30, 2013.

Consolidated Statements of Total Equity for the fiscal years ended November 29, 2014, November 30, 2013 and December 1, 2012.

Consolidated Statements of Cash Flows for the fiscal years ended November 29, 2014, November 30, 2013 and December 1, 2012.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference
2.1	Equity Purchase Agreement, dated as of June 24, 2014, by and among H.B. Fuller Singapore, Pte, Ltd., ZHAI Haichao, individually and as Sellers’ Representative, WANG Bing, LIN Xinsong, LI Yimbai and Beijing Gongchuang Mingtian Investment Advisory Co.	Exhibit 2.1 to the Current Report on Form 8-K dated June 24, 2014.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009, and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.3 to the Current Report on Form 8-K dated October 31, 2014.

	Item	Incorporation by Reference

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended.	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

*10.3	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and U.S. Bank, National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.4	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.5	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.6	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.8	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.9	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

	Item	Incorporation by Reference

*10.11	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.12	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.13	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

*10.14	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.18	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013.	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.19	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

*10.20	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2013.

*10.21	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2013.

	Item	Incorporation by Reference

*10.22	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.23	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.24	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.26	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

*10.27	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.28	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.29	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.30	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.31	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

*10.32	H.B. Fuller Company Bonus Multiplier Program	Exhibit 10.1 to the Current Report on Form 8-K dated January 22, 2015.

*10.33	H.B. Fuller Company Special 2015 Performance Acceleration Bonus	Exhibit 10.2 to the Current Report on Form 8-K dated January 22, 2015.

*10.34	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

10.35	Credit Agreement, dated October 31, 2014, by and among JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, Citibank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as co-syndication agents, and various financial institutions	Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2014.

	Item	Incorporation by Reference

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

32.1	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By	/s/ James J. Owens
JAMES J. OWENS
Dated: January 28, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens JAMES J. OWENS	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ James R. Giertz JAMES R. GIERTZ	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Robert J. Martsching ROBERT J. MARTSCHING	Vice President, Controller (Principal Accounting Officer)

* LEE R. MITAU	Director

* THOMAS W. HANDLEY	Director

* MARIA TERESA HILADO	Director

* J. MICHAEL LOSH	Director

* DANTE C. PARRINI	Director

* ANN W.H. SIMONDS	Director

* JOHN C. VAN RODEN, JR.	Director

* R. WILLIAM VAN SANT.	Director

* by	/s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 28, 2015

Exhibit Index

	Item	Incorporation by Reference

2.1	Equity Purchase Agreement, dated as of June 24, 2014, by and among H.B. Fuller Singapore, Pte, Ltd., ZHAI Haichao, individually and as Sellers’ Representative, WANG Bing, LIN Xinsong, LI Yimbai and Beijing Gongchuang Mingtian Investment Advisory Co.	Exhibit 2.1 to the Current Report on Form 8-K dated June 24, 2014.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3(ii). 1 to the Current Report on Form 8-K dated December 4, 2008.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Rights Agreement, dated as of July 13, 2006, between H.B. Fuller Company and Wells Fargo Bank Minnesota, National Association, as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K dated July 13, 2006.

4.3	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended.	Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009, and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.3 to the Current Report on Form 8-K dated October 31, 2014.

4.4	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended.	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

*10.1	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.2	H.B. Fuller Company Supplemental Executive Retirement Plan II—2008, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007 Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

*10.3	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and U.S. Bank, National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997, Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998, Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.4	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended	Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

	Item	Incorporation by Reference

*10.5	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.6	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.7	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.8	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.9	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.11	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.2 to the Current Report on Form 8-K dated January 20, 2011.

*10.12	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.3 to the Current Report on Form 8-K dated January 20, 2011.

*10.13	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.4 to the Current Report on Form 8-K dated January 20, 2011.

*10.14	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.5 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

	Item	Incorporation by Reference

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.18	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013.	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.19	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

*10.20	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2013.

*10.21	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2013.

*10.22	Form of Restricted Stock Award Agreement for the Chief Executive Officer under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan (or any successor plan) for awards made on or after January 24, 2013	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.23	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.24	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.25	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.26	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

*10.27	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

	Item	Incorporation by Reference

*10.28	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.29	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.30	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.31	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

*10.32	H.B. Fuller Company Bonus Multiplier Program	Exhibit 10.1 to the Current Report on Form 8-K dated January 22, 2015.

*10.33	H.B. Fuller Company Special 2015 Performance Acceleration Bonus	Exhibit 10.2 to the Current Report on Form 8-K dated January 22, 2015.

*10.34	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

10.35	Credit Agreement, dated October 31, 2014, by and among JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, Citibank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as co-syndication agents, and various financial institutions	Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2014.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification—James J. Owens

32.1	302 Certification—James R. Giertz

32.1	906 Certification—James J. Owens

32.2	906 Certification—James R. Giertz

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

See Exhibit Index and Exhibits attached to this Form 10-K.