Form 10-Q
period 2015-02-28
FULLER H B CO
filed 2015-03-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,418,586 as of March 20, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	February 28,	March 1,
	2015	2014
Net revenue	$470,661	$485,981
Cost of sales	(354,455)	(352,936)

Gross profit	116,206	133,045
Selling, general and administrative expenses	(94,833)	(96,799)
Special charges, net	(2,361)	(11,734)
Other income (expense), net	363	(1,050)
Interest expense	(6,102)	(4,126)

Income before income taxes and income from equity method investments	13,273	19,336
Income taxes	(4,769)	(6,541)
Income from equity method investments	1,291	1,854

Net income including non-controlling interests	9,795	14,649
Net income attributable to non-controlling interests	(85)	(78)

Net income attributable to H.B. Fuller	$9,710	$14,571

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.19	$0.29
Diluted	$0.19	$0.28

Weighted-average common shares outstanding:
Basic	50,188	49,910
Diluted	51,379	51,255

Dividends declared per common share	$0.120	$0.100

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 28,	March 1,
	2015	2014
Net income including non-controlling interests	$9,795	$14,649
Other comprehensive income (loss)
Foreign currency translation	(33,269)	547
Defined benefit pension plans adjustment, net of tax	1,527	1,018
Interest rate swaps, net of tax	10	10
Cash-flow hedges, net of tax	(25)	3

Other comprehensive income (loss)	(31,757)	1,578

Comprehensive income (loss)	(21,962)	16,227
Less: Comprehensive income attributable to non-controlling interests	95	67

Comprehensive income (loss) attributable to H.B. Fuller	$(22,057)	$16,160

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 28, 2015	November 29, 2014
Assets
Current assets:
Cash and cash equivalents	$71,574	$77,569
Trade receivables (net of allowances - $9,434 and $10,246, for February 28, 2015 and November 29, 2014, respectively)	335,536	341,307
Inventories	275,038	251,290
Other current assets	95,747	93,105
Current assets of discontinued operations	1,865	1,865

Total current assets	779,760	765,136

Property, plant and equipment	1,133,847	1,106,506
Accumulated depreciation	(595,038)	(603,872)

Property, plant and equipment, net	538,809	502,634

Goodwill	396,849	255,972
Other intangibles, net	225,748	195,938
Other assets	156,306	149,326

Total assets	$2,097,472	$1,869,006

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$29,213	$27,149
Current maturities of long-term debt	16,875	—
Trade payables	195,000	174,494
Accrued compensation	34,830	45,746
Income taxes payable	13,312	13,761
Other accrued expenses	56,080	51,049
Current liabilities of discontinued operations	5,000	5,000

Total current liabilities	350,310	317,199

Long-term debt, excluding current maturities	717,482	547,735
Accrued pension liabilities	59,431	67,193
Other liabilities	98,571	41,775

Total liabilities	1,225,794	973,902

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,261	4,654

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized - 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized - 160,000,000, Shares outstanding - 50,408,384 and 50,310,803, for February 28, 2015 and November 29, 2014, respectively	50,408	50,311
Additional paid-in capital	57,535	53,269
Retained earnings	937,438	933,819
Accumulated other comprehensive income (loss)	(179,119)	(147,352)

Total H.B. Fuller stockholders’ equity	866,262	890,047

Non-controlling interests	1,155	403

Total equity	867,417	890,450

Total liabilities, redeemable non-controlling interest and total equity	$2,097,472	$1,869,006

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461

Comprehensive income (loss)			49,773	(75,390)	364	(25,253)
Dividends			(23,262)			(23,262)
Stock option exercises	330	6,522				6,852
Share-based compensation plans other, net	70	14,092				14,162
Tax benefit on share-based compensation plans		3,357				3,357
Repurchases of common stock	(318)	(15,192)				(15,510)
Redeemable non-controlling interest					(357)	(357)

Balance at November 29, 2014	50,311	53,269	933,819	(147,352)	403	890,450

Comprehensive income (loss)			9,710	(31,767)	95	(21,962)
Dividends			(6,091)			(6,091)
Stock option exercises	69	1,615				1,684
Share-based compensation plans other, net	82	4,403				4,485
Tax benefit on share-based compensation plans		397				397
Repurchases of common stock	(54)	(2,149)				(2,203)
Non-controlling interest assumed					11,369	11,369
Recognition of non-controlling interest redemption liability					(10,630)	(10,630)
Redeemable non-controlling interest					(82)	(82)

Balance at February 28, 2015	$50,408	$57,535	$937,438	$(179,119)	$1,155	$867,417

See accompanying Notes to Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	13 Weeks Ended
	February 28, 2015	March 1, 2014
Cash flows from operating activities:
Net income including non-controlling interests	$9,795	$14,649
Adjustments to reconcile net income including non-controlling interests to net cash provided by (used in) operating activities:
Depreciation	11,676	10,353
Amortization	6,148	5,775
Deferred income taxes	(212)	14
(Income) from equity method investments, net of dividends received	(1,291)	(1,854)
Share-based compensation	4,261	3,985
Excess tax benefit from share-based compensation	(397)	(1,613)
Non-cash charge for the sale of inventories revalued at the date of acquisition	2,701	—
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	25,114	3,749
Inventories	(22,399)	(38,735)
Other assets	(14,395)	(11,978)
Trade payables	32,885	17,265
Accrued compensation	(10,986)	(22,837)
Other accrued expenses	7,482	3,452
Income taxes payable	(3,126)	1,754
Accrued / prepaid pensions	(4,542)	(2,291)
Other liabilities	603	1,359
Other	22,896	(155)

Net cash provided by (used in) operating activities	66,213	(17,108)

Cash flows from investing activities:
Purchased property, plant and equipment	(28,381)	(50,879)
Purchased businesses, net of cash acquired	(217,638)	—
Proceeds from sale of property, plant and equipment	1,303	610

Net cash used in investing activities	(244,716)	(50,269)

Cash flows from financing activities:
Proceeds from long-term debt	317,000	40,000
Repayment of long-term debt	(130,000)	—
Net proceeds from (payments on) notes payable	(4,748)	1,283
Dividends paid	(6,044)	(5,004)
Proceeds from stock options exercised	1,684	2,005
Excess tax benefit from share-based compensation	397	1,613
Repurchases of common stock	(2,203)	(15,347)

Net cash provided by financing activities	176,086	24,550

Effect of exchange rate changes	(3,578)	753

Net change in cash and cash equivalents	(5,995)	(42,074)

Net change in cash and cash equivalents	(5,995)	(42,074)
Cash and cash equivalents at beginning of period	77,569	155,121

Cash and cash equivalents at end of period	$71,574	$113,047

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$47	$37
Cash paid for interest, net of amount capitalized of $10 and $983 for the periods ended February 28, 2015 and March 1, 2014, respectively	$5,561	$3,898
Cash paid for income taxes, net of refunds	$3,616	$2,756

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended November 29, 2014 as filed with the Securities and Exchange Commission.

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

Note 2: Acquisitions and Divestitures

Acquisitions

Continental Products Limited: On February 3, 2015 we acquired the equity of Continental Products Limited, a provider of industrial adhesives, based in Nairobi, Kenya. The acquisition supports our growth strategy for emerging markets and delivers specialty adhesive products to key customers in East and Central Africa. The purchase price of €1,517 or approximately $1,713, net of cash acquired of €329 or $371, was funded through existing cash and was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment. We incurred acquisition related costs of approximately $16, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The fair value measurement was preliminary at February 28, 2015. The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation February 28, 2015
Current assets	$1,439
Property, plant and equipment	183
Goodwill	418
Other intangibles
Customer relationships	416
Noncompetition agreements	30
Other assets	7
Current liabilities	(591)
Other liabilities	(189)

Total purchase price	$1,713

The expected lives of the acquired intangible assets are 13 years for customer relationships and 3 years for noncompetition agreements.

Tonsan Adhesive, Inc. On February 2, 2015 we acquired 95 percent of the equity of Tonsan Adhesive, Inc., an independent engineering adhesives provider based in Beijing, China. The acquisition strengthens our customer relationships in the high-value, fast growing engineering adhesives markets. The purchase price was 1.4 billion Chinese renminbi or approximately $215,925, net of cash acquired of $7,754, which was financed with the proceeds from our January 28, 2015 term loan and was recorded in our Asia Pacific operating segment. We incurred acquisition related costs of approximately $373, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Concurrent with the acquisition, the Company entered into an agreement to acquire the remaining 5 percent of Tonsan’s equity beginning February 1, 2019 for 74 million Chinese renminbi or approximately $11,773. In addition, the agreement requires the Company to pay up to 426 million Chinese renminbi or approximately $68,113 in contingent consideration based upon a formula related to the Tonsan’s gross profit in fiscal 2018. The fair values of the agreement to purchase the remaining equity and the contingent consideration based upon a discounted cash flow model were $10,630 and 38,772, respectively.

The acquisition fair value measurement was preliminary as of February 28, 2015, subject to the completion of the valuation of Tonsan Adhesive Inc. and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the third quarter of 2015.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation February 28, 2015
Current assets	$50,922
Property, plant and equipment	58,549
Goodwill	155,232
Other intangibles
Developed technology	18,500
Customer relationships	12,400
Trademarks/trade names	10,900
Other assets	139
Current liabilities	(30,590)
Other liabilities	(49,497)
Redeemable non-controlling interests	(10,630)

Total purchase price	$215,925

The expected lives of the acquired intangible assets are 7 years for developed technology, 6 years for customer relationships and 14 years for trademarks/trade names.

Based on fair value measurement of the assets acquired and liabilities assumed, we allocated $155,232 to goodwill for expected synergies from combining Tonsan with our existing business. The goodwill was assigned to our Asia Pacific operating segment.

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

Final Valuation
Current assets	$6,502
Property, plant and equipment	7,976
Goodwill	7,443
Other intangibles
Customer relationships	4,300
Technology	1,500
Trademarks/trade names	200
Current liabilities	(1,738)

Total purchase price	$26,183

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The contingent consideration in the amount of $5,000 was included in current liabilities of discontinued operations in the Consolidated Balance Sheets at February 28, 2015 and November 29, 2014. There is a possibility that resolution of these pending purchase agreement contingencies could exceed our estimate by up to $15,000 pre-tax. Based on the currently available information, we have concluded that resolution of these pending contingencies in an amount greater than our current estimate is remote.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 29, 2014.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks ended February 28, 2015 and March 1, 2014 were calculated using the following weighted average assumptions:

	13 Weeks Ended
	February 28, 2015	March 1, 2014
Expected life (in years)	4.61	4.75
Weighted-average expected volatility	30.91%	34.20%
Expected volatility	25.50% - 31.67%	34.17% - 37.06%
Risk-free interest rate	1.26%	1.51%
Expected dividend yield	1.17%	0.82%
Weighted-average fair value of grants	$10.21	$14.23

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

Total share-based compensation expense of $4,261 and $3,985 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended February 28, 2015 and March 1, 2014, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended February 28, 2015 and March 1, 2014 there was $397 and $1,613 of excess tax benefit recognized, respectively.

As of February 28, 2015, there was $12,202 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.4 years. Unrecognized compensation costs related to unvested restricted stock shares was $2,613 which is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock units was $8,942 which is expected to be recognized over a weighted-average period of 1.7 years.

Share-based Activity

A summary of option activity as of February 28, 2015 and changes during the 13 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2014	2,534,473	$30.39
Granted	703,271	41.17
Exercised	(68,974)	24.42
Forfeited or cancelled	(23,285)	41.05

Outstanding at February 28, 2015	3,145,485	$32.85

The total fair values of options granted during the 13 weeks ended February 28, 2015 were $7,180. Total intrinsic values of options exercised during the 13 weeks ended February 28, 2015 and March 1, 2014 were $1,326 and $2,673, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the 13 weeks ended February 28, 2015 and March 1, 2014 were $1,684 and $2,005, respectively.

A summary of nonvested restricted stock as of February 28, 2015 and changes during the 13 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0
Granted	142,028	—	142,028	41.00	1.9
Vested	(79,485)	(67,294)	(146,779)	40.88	—
Forfeited	(4,057)	(3,494)	(7,551)	41.27	1.1

Nonvested at February 28, 2015	247,147	117,834	364,981	$42.11	1.5

Total fair values of restricted stock vested during the 13 weeks ended February 28, 2015 and March 1, 2014 were $6,000 and $8,290, respectively. The total fair value of nonvested restricted stock at February 28, 2015 was $15,369.

We repurchased 53,917 and 64,063 restricted stock shares during the 13 weeks ended February 28, 2015 and March 1, 2014, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of February 28, 2015, and changes during the 13 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2014	342,547	52,303	394,850
Participant contributions	4,493	1,240	5,733
Company match contributions	449	124	573
Payouts	—	(6,008)	(6,008)

Units outstanding February 28, 2015	347,489	47,659	395,148

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended
(Shares in thousands)	February 28, 2015	March 1, 2014
Weighted-average common shares - basic	50,188	49,910
Equivalent shares from share-based compensations plans	1,191	1,345

Weighted-average common and common equivalent shares - diluted	51,379	51,255

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

Options to purchase 447,433 and 407,145 shares of common stock at a weighted-average exercise price of $48.59 and $48.93 for the 13 weeks ended February 28, 2015 and March 1, 2014, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended February 28, 2015				13 Weeks Ended March 1, 2014
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests			$9,710	$85			$14,571	$78
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(33,279)	—	(33,279)	10	$558	—	558	(11)
Reclassification to earnings:

Defined benefit pension plans adjustment[2]	2,325	(798)	1,527		1,656	(638)	1,018
Interest rate swap[3]	16	(6)	10		14	(4)	10
Cash-flow hedges[3]	(31)	6	(25)		6	(3)	3

Other comprehensive income (loss)	$(30,969)	$(798)	(31,767)	10	$2,234	$(645)	1,589	(11)

Comprehensive income			$(22,057)	$95			$16,160	$67

[1]	Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries.
[2]	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
[3]	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive income (loss) follow:

	February 28, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(22,105)	$(22,074)	$(31)

Defined benefit pension plans adjustment, net of taxes of $83,805	(157,002)	(157,002)	—
Interest rate swap, net of taxes of $15	(43)	(43)	—

Accumulated other comprehensive income (loss)	$(179,150)	$(179,119)	$(31)

	November 29, 2014
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$11,184	$11,205	$(21)

Defined benefit pension plans adjustment, net of taxes of $84,604	(158,529)	(158,529)	—
Interest rate swap, net of taxes of $21	(53)	(53)	—
Cash-flow hedges, net of taxes of $15	25	25	—

Accumulated other comprehensive income (loss)	$(147,373)	$(147,352)	$(21)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended February 28, 2015 and March 1, 2014, we incurred special charges, net of $2,361 and $11,734, respectively for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended
	February 28, 2015	March 1, 2014
Acquisition and transformation related costs	$472	$1,708
Workforce reduction costs	56	2,059
Facility exit costs	1,529	5,126
Other related costs	304	2,841

Special charges, net	$2,361	$11,734

Acquisition and transformation related costs of $472 for the 13 weeks ended February 28, 2015 and $1,708 for the 13 weeks ended March 1, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. During the 13 weeks ended February 28, 2015, we recorded workforce reduction costs of $56, cash facility exit costs of $1,395 and a non-cash facility exit costs of $134 and other incremental transformation related costs of $304 including the cost of personnel directly working on the integration. During the 13 weeks ended March 1, 2014, we incurred workforce reduction costs of $2,059, cash facility exit costs of $3,574, non-cash facility exit costs of $1,552 and other incremental transformation related costs of $2,841 including the cost of personnel directly working on the integration.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended February 28, 2015 and March 1, 2014
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2015	2014	2015	2014	2015	2014
Service cost	$27	$23	$507	$430	$112	$108
Interest cost	4,081	4,022	1,516	1,893	510	536
Expected return on assets	(6,420)	(5,966)	(2,667)	(2,690)	(1,377)	(1,186)
Amortization:
Prior service cost	7	7	(1)	(1)	(626)	(943)
Actuarial (gain)/ loss	1,407	1,144	831	772	608	677

Net periodic cost (benefit)	$(898)	$(770)	$186	$404	$(773)	$(808)

Note 8: Inventories

The composition of inventories follows:

	February 28,	November 30,
	2015	2014
Raw materials	$140,295	$133,476
Finished goods	155,368	140,014
LIFO reserve	(20,625)	(22,200)

Total inventories	$275,038	$251,290

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

Effective March 5, 2012, we entered into a cross-currency swap agreement to convert a notional amount of $98,738 of foreign currency denominated intercompany loans into US dollars. The swap matures in the second quarter of 2015. As of February 28, 2015, the fair value of the swap was an asset of $14,770 and was included in other assets in the Condensed Consolidated Balance Sheets. The swap was designated as a cash-flow hedge for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swap and the cumulative change in the fair value of hypothetical swap is recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of February 28, 2015 resulted in a pretax loss of $11 as the change in fair value of the cross-currency swap was less than the change in the fair value of the hypothetical swap. There was no amount in accumulated other comprehensive income (loss) related to the cross-currency swap at February 28, 2015. At February 28, 2015, we believe the original forecasted transactions will occur, therefore, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of this cash flow hedge.

The following table summarizes the cross-currency swap outstanding as of February 28, 2015:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2015	4.30%	$98,738	$14,770
Receive USD		4.45%

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

As of February 28, 2015, we had forward foreign currency contracts maturing between March 3, 2015 and January 28, 2016. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $3,142 at February 28, 2015. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,296 at February 28, 2015 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $4,346 at February 28, 2015 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of February 28, 2015 resulted in a pretax gain of $59 as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 28, 2015, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in thousands)	February 28, 2015	March 1, 2014	November 29, 2014
Lawsuits and claims settled	1	2	24
Settlement amounts	$50	$115	$1,754
Insurance payments received or expected to be received	$37	$94	$1,357

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

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	February 28, 2015			March 1, 2014
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$203,943	$5,383	$20,788	$209,666	$5,680	$25,206
EIMEA	147,562	4,551	(722)	171,559	4,106	8,440
Asia Pacific	69,993	3,466	(486)	65,047	3,471	1,788
Construction Products	49,163	176	1,793	39,709	272	812

Total	$470,661		$21,373	$485,981		$36,246

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments:

	13 Weeks Ended
	February 28, 2015	March 1, 2014
Segment operating income	$21,373	$36,246
Special charges, net	(2,361)	(11,734)
Other income (expense), net	363	(1,050)
Interest expense	(6,102)	(4,126)

Income from continuing operations before income taxes and income from equity method investments	$13,273	$19,336

Note 12: Income Taxes

As of February 28, 2015, we had a $5,104 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest). As of February 28, 2015, we had accrued $480 of gross interest relating to unrecognized tax benefits. During the first quarter of 2015 our recorded liability for gross unrecognized tax benefits increased by $317.

Note 13: Goodwill

A summary of goodwill activity for the first three months of 2015 is presented below:

Balance at November 29, 2014	$255,972
Tonsan Adhesive, Inc. acquisition	155,232
Continental Products Limited acquisition	418
Currency impact	(14,773)

Balance at February 28, 2015	$396,849

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2015 and November 29, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	February 28,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,095	$2,095	$—	$—
Derivative assets	5,320	—	5,320	—
Cash-flow hedges	14,770	—	14,770	—
Interest rate swaps	4,346	—	4,346	—

Liabilities:
Derivative liabilities	$2,178	$—	$2,178	$—
Contingent consideration liability, continuing operations	39,055	—	—	39,055
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

	November 29,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$748	$748	$—	$—
Derivative assets	1,007	—	1,007	—
Interest rate swaps	4,726	—	4,726	—
Cash-flow hedges	5,408	—	5,408	—

Liabilities:
Derivative liabilities	$433	$—	$433	$—
Contingent consideration liability, continuing operations	196	—	—	196
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

We did not repurchase any shares during the first quarter of 2015. During the first quarter of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital.

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

The results of operations for the HBF Kimya non-controlling interest is consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets.

The acquisition of the 95 percent of the equity of Tonsan Adhesive, Inc. and concurrent agreement to acquire the remaining 5 percent in the future, resulted in the assumption of a non-controlling interest for the remaining equity. Based on requirements to redeem this non-controlling interest beginning February 1, 2019, the non-controlling interest was immediately recognized as a liability and reclassified to other liabilities. The fair value of the non-controlling interest as of the date of acquisition was $10,630.

As of February 28, 2015 the redeemable non-controlling interests were:

Total
Balance at November 29, 2014	$4,654
Non-controlling interest assumed	10,630
Recognition of non-controlling interest redemption liability	(10,630)
Net income (loss) attributed to redeemable non-controlling interest	82
Foreign currency translation adjustment	(475)

Balance at February 28, 2015	$4,261

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2014 for important background information related to our business.

Net revenue in the first quarter of 2015 decreased 3.2 percent over the first quarter of 2014. Sales volume increased 1.0 percent and product pricing increased 0.4 percent compared to last year. A weaker Euro and Australian dollar compared to the U.S. dollar, for the first quarter of 2015 compared to the first quarter of 2014 were the main drivers of a negative 4.6 percent currency effect. Gross profit margin decreased 270 basis points due to less profitable sales mix, production inefficiencies related to the Business Integration Project and the impact of the inventory step up related to our recent acquisitions. We incurred special charges, net of $2.4 million for costs related to the Business Integration Project in the first quarter of 2015 and $11.7 million in the first quarter of 2014.

Net income attributable to H.B. Fuller in the first quarter of 2015 was $9.7 million as compared to $14.6 million in the first quarter of 2014. On a diluted earnings per share basis, the first quarter of 2015 was $0.19 per share as compared to $0.28 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net revenue	$470.7	$486.0	(3.2%)

We review variances in net revenue in terms of changes related to product pricing, sales volume and changes in foreign currency exchange rates. The product pricing/sales volume variance are viewed as constant currency growth. The following table shows the net revenue variance analysis for the first quarter of 2015 compared to the same periods in 2014:

13 Weeks Ended February 28, 2015 vs March 1, 2014
Product pricing	0.4%
Sales volume	1.0%
Currency	(4.6%)

(3.2%)

Constant currency growth, which we define as the combined variances from product pricing and sales volume was 1.4 percent in the first quarter of 2015 compared to the first quarter of 2014. Sales volume increased 1.0 percent and product pricing increased 0.4 percent compared to last year. The 1.4 percent constant currency growth in the first quarter of 2015 was driven by 23.8 percent growth in Construction Products and 11.2 percent growth in Asia Pacific partially offset by decreases in Americas and EIMEA of 2.0 and 3.2 percent respectively. The currency impacts were primarily driven by the devaluation of the Euro, Canadian dollar and Australian dollar compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Raw materials	$271.8	$275.1	(1.2%)
Other manufacturing costs	82.7	77.8	6.2%

Cost of sales	$354.5	$352.9	0.4%
Percent of net revenue	75.3%	72.6%

Cost of sales in the first quarter of 2015 compared to first quarter of 2014 increased 40 basis points. Raw material cost as a percentage of net revenue increased 110 basis points compared to last year due to less profitable sales mix and the impact of valuing inventories acquired in the Tonsan Adhesive, Inc. and Continental Products Limited acquisitions at fair value partially offset by lower raw material costs. Other manufacturing costs as a percentage of revenue increased 160 basis points compared to last year mainly due to production inefficiencies related to the Business Integration Project. As a result, cost of sales as a percentage of net revenue increased 270 basis points in the first quarter of 2015 compared to the same period last year.

Gross profit:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Gross profit	$116.2	$133.0	(12.7%)
Percent of net revenue	24.7%	27.4%

Gross profit in the first quarter of 2015 decreased $16.8 million and gross profit margin decreased 270 basis points compared to the first quarter of 2014. A less profitable sales mix, production inefficiencies related to the Business Integration Project and the impact of the inventory step up related to our recent acquisitions resulted in the decline in gross profit.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
SG&A	$94.8	$96.8	(2.0%)
Percent of net revenue	20.1%	19.9%

SG&A expenses for the first quarter of 2015 decreased $2.0 million or 2.0 percent, compared to the first quarter of 2014 due to cost control efforts.

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

Special charges, net:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Special charges, net	$2.4	$11.7	(79.9%)

The following table provides detail of special charges, net:

	13 Weeks Ended
	February 28,	March 1,
($ in millions)	2015	2014
Acquisition and transformation related costs	$0.5	$1.7
Workforce reduction costs	0.1	2.1
Facility exit costs	1.5	5.1
Other related costs	0.3	2.8

Special charges, net	$2.4	$11.7

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended February 28, 2015 and March 1, 2014, we incurred special charges, net of $2.4 million and $11.7 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $0.5 million for the 13 weeks ended February 28, 2015 and $1.7 million for the 13 weeks ended March 1, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended February 28, 2015, we recorded workforce reduction costs of $0.1 million, cash facility exit costs of $1.4 million, a non-cash facility exit costs of $0.1 million and other incremental transformation related costs of $0.3 million including the cost of personnel directly working on the integration. During the 13 weeks ended March 1, 2014, we incurred workforce reduction costs of $2.1 million, cash facility exit costs of $3.6 million, non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $2.8 million including the cost of personnel directly working on the integration.

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

	13 Weeks Ended
	February 28,	March 1,
($ in millions)	2015	2014
Americas Adhesives	$(0.3)	$0.5
EIMEA	2.4	10.5
Asia Pacific	—	0.4
Company-wide	0.3	0.3

Special Charges, net	$2.4	$11.7

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pretax profit improvement benefits aggregating to $90.0 million when the various integration activities are complete. The Business Integration Project activities were expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent by 2015. The achievement of the cost savings will be delayed due to project delays and higher than expected implementation costs. We now believe that the 15 percent EBITDA margin goal will be achieved in 2016.

We originally estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we now expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of February 28, 2015 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of February 28, 2015
Acquisition and transformation related costs	$42.8
Work force reduction costs	41.2
Cash facility exit costs	39.4
Non-cash facility exit costs	16.3
Other related costs	19.3

Business Integration Project	$159.0

The costs associated with the acquisition integration and the cash costs of the restructuring are incremental cash outlays that will be funded with existing cash and cash generated from operations. Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

From the inception of the project we have focused on three key metrics which track the bulk of the Business Integration Project cost savings and profit improvement objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. Since the project commenced over three years ago many changes have occurred in the project and within the underlying business. These changes make it difficult to accurately measure the cost savings according to the original metrics that we established. Therefore, going forward we will focus on the EBITDA margin goal of 15 percent as the performance metric for this project. For the quarter ended February 28, 2015 and March 1, 2014, we achieved EBITDA margin of 8.3 percent and 10.5 percent, respectively.

Other income (expense), net:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014	2015 vs 2014
Other income (expense), net	$0.4	$(1.1)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the first quarter of 2015 included $0.6 million of net financing income offset by $0.2 million of currency translation and re-measurement losses. Other income (expense), net in the first quarter of 2014 included $1.3 million of currency translation and re-measurement losses offset by $0.1 million of net financing income and $0.1 million of interest income.

Interest expense:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Interest expense	$6.1	$4.1	47.9%

Interest expense in the first quarter of 2015 as compared to the same period last year was higher due to higher average debt balances and lower capitalized interest, offset by lower average interest rates. We capitalized a minimal amount of interest expense in the first quarter of 2015 compared to $1.0 million in the same period last year.

Income taxes:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014	2015 vs 2014
Income taxes	$4.8	$6.5	(27.1%)
Effective tax rate	35.9%	33.8%

Income tax expense of $4.8 million in the first quarter of 2015 includes $0.4 million of discrete tax benefits and $0.3 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 34.9 percent.

Income tax expense of $6.5 million in the first quarter of 2014 included $0.2 million of discrete tax benefits and $2.3 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 29.0 percent.

Income from equity method investments:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Income from equity method investments	$1.3	$1.9	(30.4%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower 2015 income compared to 2014 is primarily related to lower profitability and the weakening of the Japanese yen compared to the U.S. dollar.

Net income attributable to non-controlling interests:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net income attributable to H.B. Fuller	$9.7	$14.6	(33.4%)
Percent of net revenue	2.1%	3.0%

The net income attributable to H.B. Fuller for the first quarter of 2015 was $9.7 million compared to $14.6 million for the first quarter of 2014. The first quarter of 2015 included $2.4 million of special charges, net ($2.0 million after tax) for costs related to the Business Integration Project. The first quarter of 2014 included $11.7 million of special charges, net ($9.4 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first quarter of 2015 was $0.19 per share as compared to $0.28 per share for the first quarter of 2014.

Operating Segment Results

We have four reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific and Construction Products. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net. The product pricing/sales volume variance is viewed as constant currency growth.

Net Revenue by Segment:

	13 Weeks Ended
	February 28, 2015		March 1, 2014
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$203.9	43%	$209.7	43%
EIMEA	147.6	31%	171.6	35%
Asia Pacific	70.0	15%	65.0	14%
Construction Products	49.2	11%	39.7	8%

Total	$470.7	100%	$486.0	100%

Segment Operating Income:

	13 Weeks Ended
	February 28, 2015		March 1, 2014
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$20.8	97%	$25.2	70%
EIMEA	(0.7)	-3%	8.4	23%
Asia Pacific	(0.5)	-2%	1.8	5%
Construction Products	1.8	8%	0.8	2%

Total	$21.4	100%	$36.2	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended
	February 28,	March 1,
($ in millions)	2015	2014
Segment operating income	$21.4	$36.2
Special charges, net	(2.4)	(11.7)
Other income (expense), net	0.4	(1.1)
Interest expense	(6.1)	(4.1)

Income from continuing operations before income taxes and income from equity method investments	$13.3	$19.3

Americas Adhesives

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net revenue	$203.9	$209.7	(2.7%)
Segment operating income	$20.8	$25.2	(17.5%)
Segment profit margin %	10.2%	12.0%

The following tables provide details of the Americas Adhesives net revenue variances:

13 Weeks Ended February 28, 2015 vs March 1, 2014
Constant currency growth	(2.0%)
Currency	(0.7%)

Total	(2.7%)

Net revenue decreased 2.7 percent in the first quarter of 2015 compared to the first quarter of 2014. The 2.0 percent decrease in constant currency growth was attributable to a 2.3 percent decrease in sales volume partially offset by a 0.3 percent increase in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.7 percent decrease in net revenue. As a percentage of net revenue, raw material costs increased 40 basis points mainly due to due a lower price sales mix. Other manufacturing costs as a percentage of net revenue increased 100 basis points compared with the first quarter of last year mainly driven by lower sales and production inefficiencies. Segment operating income decreased 17.5 percent and segment profit margin as a percentage of net revenue decreased 180 basis points in the first quarter compared to the first quarter last year.

EIMEA

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net revenue	$147.6	$171.6	(14.0%)
Segment operating income	$(0.7)	$8.4	(108.6%)
Segment profit margin%	(0.5%)	4.9%

The following table provides details of the EIMEA net revenue variances:

13 Weeks Ended February 28, 2015 vs March 1, 2014
Constant currency growth	(3.2%)
Currency	(10.8%)

Total	(14.0%)

Net revenue decreased 14.0 percent in the first quarter of 2015 compared to the first quarter of 2014. Sales volume decreased 3.3 percent and product pricing increased 0.1 percent. The negative currency effect of 10.8 percent was primarily the result of a weaker Euro compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies related to the Business Integration Project. Sales volume growth was generated in the emerging markets, mainly in India, Turkey, Middle East and Egypt. Raw material cost as a percentage of net revenue increased 270 basis points in the first quarter compared to the first quarter last year primarily due to a less profitable sales mix and higher vinyl acetate monomer costs. Other manufacturing costs as a percentage of net revenue were 280 basis points higher than last year mainly driven by lower sales and ongoing production inefficiencies related to the Business Integration Project. As a result, segment operating income decreased 108.6% percent and segment profit margin decreased 540 basis points compared to the first quarter last year.

Asia Pacific

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net revenue	$70.0	$65.0	7.6%
Segment operating income	$(0.5)	$1.8	(127.2%)
Segment profit margin %	(0.7%)	2.7%

The following table provides details of Asia Pacific net revenue variances:

13 Weeks Ended February 28, 2015 vs March 1, 2014
Constant currency growth	11.2%
Currency	(3.6%)

Total	7.6%

Net revenue in the first quarter of 2015 increased 7.6 percent compared to the first quarter last year. The 11.2 percent increase in constant currency growth was attributable to a 10.9 percent increase in sales volume and a 0.3 percent increase in product pricing. All Asian markets showed growth compared to the first quarter last year. Sales volume growth was primarily driven by Souteast Asia and Greater China including the impact of the Tonsan acquisition. Negative currency effects of 3.6 percent compared to last year were primarily driven by the weaker Australian dollar and Malaysian ringgit. Raw material costs as a percentage of net revenue decreased by 260 basis points compared to the first quarter of last year due to price increases and changes in sales mix. Other manufacturing costs as a percentage of net revenue increased by 430 basis points compared to the first quarter of last year mainly due to the start up of production at our Yantai facility and the impact of the inventory step up related to the Tonsan acquisition. Compared to the first quarter of last year, segment operating income was lower by $2.3 million.

Construction Products

	13 Weeks Ended
	February 28,	March 1,	2015 vs
($ in millions)	2015	2014	2014
Net revenue	$49.2	$39.7	23.8%
Segment operating income	$1.8	$0.8	120.9%
Segment profit margin %	3.6%	2.0%

The following tables provide details of the Construction Products net revenue variances:

13 Weeks Ended February 28, 2015 vs March 1, 2014
Constant currency growth	23.8%

Net revenue increased 23.8 percent in the first quarter of 2015 compared to the first quarter of 2014. The increase was driven by 21.9 percent increase in sales volume and a 1.9 percent increase in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners and the addition of the ProSpec construction products business acquired in the fourth quarter of 2014. The increase in pricing is mainly due to price increases related to certain product lines in some channels. Raw material cost as a percentage of net revenue was 50 basis points higher in the first quarter of 2015 compared to last year primarily due to changes in sales mix partially offset by sales price increases. Other manufacturing costs as a percentage of net revenue increased 120 basis points compared to the first quarter of last year driven mainly by changes in business mix, higher costs related to a production facility scheduled to be closed and costs related to the integration of the ProSpec construction products business. Segment operating income increased 120.9 percent and segment profit margin increased 160 basis points in the first quarter compared to the first quarter last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 28, 2015 were $71.6 million as compared to $77.6 million as of November 29, 2014 and $113.0 million as of March 1, 2014. Of the $71.6 million in cash and cash equivalents as of February 28, 2015, $64.7 million was held outside the United States. Total long and short-term debt was $763.6 million as of February 28, 2015, $574.9 million as of November 29, 2014 and $533.7 million as of March 1, 2014. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 46.8 percent as of February 28, 2015 as compared to 39.2 percent as of November 29, 2014 and 36.4 percent as of March 1, 2014.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 28, 2015, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 28, 2015
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	9.5

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.75	3.4

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) [reserved], (viii) cash expenses incurred during fiscal years 2013 through 2015 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the acquired business or the restructuring of the company’s Europe, India, Middle East and Africa operations, not to exceed (x) $39.8 million for the period beginning with the fiscal quarter ending November 30, 2013 through and including the fiscal quarter ending May 31, 2014 and (y) $20.0 million for the period beginning with the fiscal quarter ending August 30, 2014 through and including the fiscal quarter ending November 28, 2015, (ix) cash expenses related to the Tonsan acquisition for advisory services and for arranging financing for the acquired business (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the acquired business) with cash expenses not to exceed $10.0 million, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated October 31, 2014.

•	Pursuant to the Credit Agreement dated October 31, 2014, the company elected to increase the Total Indebtedness / TTM EBITDA ratio to a maximum of 3.75 to 1.00 for four quarters beginning with first fiscal quarter ending February 28, 2015. The maximum ratio will return to 3.50 to 1.00 in the first fiscal quarter 2016.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2015.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	February 28, 2015	March 1, 2014
Net working capital as a percentage of annualized net revenue[1]	22.1%	19.5%
Accounts receivable DSO[2]	58 Days	56 Days
Inventory days on hand[3]	67 Days	65 Days
Free cash flow[4]	$31.8 million	$(73.0) million
Total debt to total capital ratio[5]	46.8%	36.4%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of February 28, 2015	Trailing 12 months as of March 1, 2014
Gross profit	$516.5	$570.9
Selling, general and administrative expenses	(381.5)	(373.8)
Income taxes at effective rate	(43.4)	(57.4)
Income from equity method investments	4.6	7.8

Total return	$96.2	$147.5

Total invested capital	$1,635.2	$1,472.6

Return on invested capital	5.9%	10.0%

Summary of Cash Flows

Cash Flows from Operating Activities:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014
Net cash provided by (used in) operating activities	$66.2	$(17.1)

Net income including non-controlling interests was $9.8 million in the first three months of 2015 compared to $14.6 million in the first three months of 2014. Depreciation and amortization expense totaled $17.8 million in the first three months of 2015 compared to $16.1 million in the first three months of 2014. Accrued compensation was a use of cash of $11.0 million in 2015 compared to a use of cash of $22.8 million last year. The lower use of cash in 2015 is related to lower accruals and payments for our employee incentive plans and 2014 payments of severance related costs for the Business Integration Project. Income taxes payable was a use of cash of $3.1 million in the first three months of 2015 compared to a source of cash of $1.8 million in same period last year. The use of cash in 2015 and source of cash in 2014 are related to the timing of income tax payments and accruals. Other assets was a use of cash of $14.4 million in 2015 compared to a use of $12.0 million in 2014. Other operating activity was a source of cash of $22.9 million in the first three months of 2015 compared to a use of cash of $0.2 million in the first three months of 2014. The source of cash in 2015 was primarily related to the impact of a stronger U.S. dollar on certain foreign transactions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $35.6 million compared to a use of cash of $17.7 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014
Trade receivables, net	$25.1	$3.7
Inventory	(22.4)	(38.7)
Trade payables	32.9	17.3

Total cash flow impact	$35.6	$(17.7)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $25.1 million in 2015 compared to a source of cash of $3.7 million in 2014. The higher source of cash in 2015 compared to 2014 was due to a larger seasonal reduction in net revenue and strong collection activity of trade receivables. The DSO were 58 days at February 28, 2015 and 56 days at March 1, 2014.

•	Inventory – Inventory was a use of cash of $22.4 million and $38.7 million in 2015 and 2014, respectively. The lower use of cash in 2015 is related to lower seasonal build of inventory in the first quarter of 2015. In the first quarter of 2014 we were also building inventory ahead of implementation of our ERP system in North America. Inventory days on hand were 67 days as of February 28, 2015 and 65 days as of March 1, 2014.

•	Trade Payables – For the first three months of 2015 trade payables was a source of cash of $32.9 million compared to a source of cash of $17.3 million in 2014. The higher source of cash in 2015 is primarily a reflection of the timing of various transactions within the quarter compared to last year.

Cash Flows from Investing Activities:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014
Net cash used in investing activities	$(244.7)	$(50.3)

Purchases of property, plant and equipment were $28.4 million in the first three months of 2015 as compared to $50.9 million for the same period of 2014. The decrease in 2015 compared to 2014 was primarily related to higher capital expenditures for the Business Integration Project and the implementation of our ERP system in 2014. In the first quarter of 2014 we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.7 million.

Cash Flows from Financing Activities:

	13 Weeks Ended
($ in millions)	February 28, 2015	March 1, 2014
Net cash provided by financing activities	$176.1	$24.6

Proceeds from long-term debt in the first three months of 2015 were $317.0 million compared to $40.0 million in the first three months of 2014. Included in the $317.0 million of proceeds is $300.0 million from our January 28, 2015 term loan. Repayments of long-term debt were $130.0 million in the first three months of 2015. There were no repayments in the first three months of 2014. Included in the $130.0 million of repayments was $70.0 million from our January 28, 2015 term loan used to repay outstanding balances under the revolving credit facility. Net payments on notes payable were $4.7 million in 2015 compared to net proceeds of $1.3 million in 2014. Cash generated from the exercise of stock options were $1.7 million and $2.0 million for the first three months of 2015 and 2014, respectively. Repurchases of common stock were $2.2 million in the first three months of 2015 compared to $15.3 million in the same period of 2014. We repurchased $12.3 million in the first quarter of 2014 from our 2010 share repurchase program.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 29, 2014, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of February 28, 2015 would be approximately $2.8 million or $0.05 per diluted share.

Foreign Exchange Risk: As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. We enter into cross border transactions through importing and exporting raw materials, our products and other goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the functional currency. This also applies to services provided and other cross border agreements among subsidiaries.

Approximately 57 percent of net revenue was generated outside of the United States for the first three months of 2015. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. From a sensitivity analysis perspective, based on the financial results of the first three months of 2015, a hypothetical 1 percent change in our cost of goods sold due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.4 million or $0.05 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. From a sensitivity analysis viewpoint, based on the financial results of the first three months of 2015, and foreign currency balance sheet positions as of February 28, 2015, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $0.4 million or $0.01 per diluted share.

In addition, the translation of financial results from non U.S. dollar functional entities into U.S. dollars for purposes of reporting consolidated financial results may be adversely impacted by changes in foreign currency exchange rates. The Company does not take measures to mitigate these translation effects.

Raw Materials: The principal raw materials used to manufacture products include resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. Many of these raw materials are petroleum and natural gas based derivatives that are manufactured on a global basis. As such, the price of these raw materials fluctuate based upon changes in the cost of petroleum and natural gas, supply and demand and changes in foreign currency exchange rates.

We generally avoid single source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, unplanned supplier production outages may lead to strained supply-demand situations for several key raw materials such as tackifyers and base polymers. There is also tightness in feed stream chemicals such as ethylene and propylene.

For the three months ended February 28, 2015, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

From a sensitivity analysis perspective, based on the financial results of the first three months of 2015, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.9 million or $0.04 per diluted share.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). We acquired Tonsan Adhesive, Inc. and Continental Products Limited in the first quarter of 2015. They represented approximately 11 percent of our total assets as of February 28, 2015. As these acquisitions occurred in the first quarter of 2015, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these recent acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of February 28, 2015, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	13 Weeks Ended		3 Years Ended
($ in millions)	February 28, 2015	March 1, 2014	November 29, 2014
Lawsuits and claims settled	1	2	24
Settlement amounts	$0.1	$0.1	$1.8
Insurance payments received or expected to be received	$—	$0.1	$1.4

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

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 29, 2014. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 29, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

November 30, 2014 - January 3, 2015	338	$44.00	$62.0

January 4, 2015 - January 31, 2015	53,579	$44.84	$62.0

February 1, 2015 - February 28, 2015	—	$—	$62.0

[1]	The total number of shares purchased includes shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

In 2010, the Board of Directors authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital. There were no shares repurchased in the first quarter of 2015 under this program.

Item 6.	Exhibits

31.1	Form of 302 Certification - James J. Owens

31.2	Form of 302 Certification - James R. Giertz

32.1	Form of 906 Certification - James J. Owens

32.2	Form of 906 Certification - James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 27, 2015	/s/ James R. Giertz
James R. Giertz
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification - James J. Owens

31.2	Form of 302 Certification - James R. Giertz

32.1	Form of 906 Certification - James J. Owens

32.2	Form of 906 Certification - James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.