Form 10-Q
period 2015-05-30
FULLER H B CO
filed 2015-06-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,514,295 as of June 18, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net revenue	$540,762	$544,034	$1,011,423	$1,030,015
Cost of sales	(391,825)	(401,379)	(746,280)	(754,315)

Gross profit	148,937	142,655	265,143	275,700
Selling, general and administrative expenses	(100,582)	(96,372)	(195,415)	(193,171)
Special charges, net	(934)	(13,538)	(3,295)	(25,272)
Other income (expense), net	(569)	(204)	(206)	(1,254)
Interest expense	(6,215)	(4,760)	(12,317)	(8,886)

Income from continuing operations before income taxes and income from equity method investments	40,637	27,781	53,910	47,117
Income taxes	(15,387)	(8,838)	(20,156)	(15,379)
Income from equity method investments	1,366	1,683	2,657	3,537

Income from continuing operations	26,616	20,626	36,411	35,275
Loss from discontinued operations, net of tax	(1,300)	—	(1,300)	—

Net income including non-controlling interests	25,316	20,626	35,111	35,275
Net income attributable to non-controlling interests	(144)	(89)	(229)	(167)

Net income attributable to H.B. Fuller	$25,172	$20,537	$34,882	$35,108

Earnings per share attributable to H.B. Fuller common stockholders:

Basic
Income from continuing operations	0.53	0.41	0.72	0.70
Loss from discontinued operations	(0.03)	—	(0.03)	—

Basic earnings per share	$0.50	$0.41	$0.69	$0.70

Diluted[1]
Income from continuing operations	0.51	0.40	0.70	0.69
Loss from discontinued operations	(0.03)	—	(0.03)	—

Diluted earnings per share	$0.49	$0.40	$0.68	$0.69

Weighted-average common shares outstanding:
Basic	50,345	49,956	50,267	49,933
Diluted	51,471	51,175	51,425	51,215

Dividends declared per common share	$0.130	$0.120	$0.250	$0.220

1	Income per share amounts may not add due to rounding

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net income including non-controlling interests	$25,316	$20,626	$35,111	$35,275
Other comprehensive income (loss)
Foreign currency translation	(4,651)	(1,377)	(37,920)	(830)
Defined benefit pension plans adjustment, net of tax	1,528	1,021	3,055	2,039
Interest rate swaps, net of tax	10	10	20	20
Cash-flow hedges, net of tax	—	29	(25)	32

Other comprehensive income (loss)	(3,113)	(317)	(34,870)	1,261

Comprehensive income (loss)	22,203	20,309	241	36,536
Less: Comprehensive income attributable to non-controlling interests	218	97	313	164

Comprehensive income (loss) attributable to H.B. Fuller	$21,985	$20,212	$(72)	$36,372

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 30, 2015	November 29, 2014
Assets
Current assets:
Cash and cash equivalents	$79,463	$77,569
Trade receivables (net of allowances - $9,743 and $10,246, for May 30, 2015 and November 29, 2014, respectively)	356,409	341,307
Inventories	265,620	251,290
Other current assets	90,518	93,105
Current assets of discontinued operations	2,706	1,865

Total current assets	794,716	765,136

Property, plant and equipment	1,129,060	1,106,506
Accumulated depreciation	(596,326)	(603,872)

Property, plant and equipment, net	532,734	502,634

Goodwill	401,012	255,972
Other intangibles, net	218,415	195,938
Other assets	143,882	149,326

Total assets	$2,090,759	$1,869,006

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$36,527	$27,149
Current maturities of long-term debt	18,750	—
Trade payables	191,930	174,494
Accrued compensation	41,909	45,746
Income taxes payable	11,307	13,761
Other accrued expenses	49,410	51,049
Current liabilities of discontinued operations	8,000	5,000

Total current liabilities	357,833	317,199

Long-term debt, excluding current maturities	681,622	547,735
Accrued pension liabilities	58,292	67,193
Other liabilities	98,091	41,775

Total liabilities	1,195,838	973,902

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,249	4,654

Equity:
H.B. Fuller stockholders’ equity:

Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,509,286 and 50,310,803, for May 30, 2015 and November 29, 2014, respectively	50,509	50,311
Additional paid-in capital	63,558	53,269
Retained earnings	955,998	933,819
Accumulated other comprehensive income (loss)	(182,306)	(147,352)

Total H.B. Fuller stockholders’ equity	887,759	890,047

Non-controlling interests	2,913	403

Total equity	890,672	890,450

Total liabilities, redeemable non-controlling interest and total equity	$2,090,759	$1,869,006

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income (loss)			49,773	(75,390)	364	(25,253)
Dividends			(23,262)			(23,262)
Stock option exercises	330	6,522				6,852
Share-based compensation plans other, net	70	14,092				14,162
Tax benefit on share-based compensation plans		3,357				3,357
Repurchases of common stock	(318)	(15,192)				(15,510)
Redeemable non-controlling interest					(357)	(357)

Balance at November 29, 2014	50,311	53,269	933,819	(147,352)	403	890,450
Comprehensive income (loss)			34,882	(34,954)	313	241
Dividends			(12,703)			(12,703)
Stock option exercises	174	3,777				3,951
Share-based compensation plans other, net	78	7,755				7,833
Tax benefit on share-based compensation plans		910				910
Repurchases of common stock	(54)	(2,153)				(2,207)
Non-controlling interest assumed					14,197	14,197
Recognition of non-controlling interest redemption liability					(11,773)	(11,773)
Non-controlling interest					(76)	(76)
Redeemable non-controlling interest					(151)	(151)

Balance at May 30, 2015	$50,509	$63,558	$955,998	$(182,306)	$2,913	$890,672

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	26 Weeks Ended
	May 30, 2015	May 31, 2014
Cash flows from operating activities:
Net income including non-controlling interests	$35,111	$35,275
Loss from discontinued operations, net of tax	1,300	—

Adjustments to reconcile net income including non-controlling interests and loss from discontinued operations, net of tax to net cash provided by (used in) operating activities:
Depreciation	23,603	22,073
Amortization	13,147	11,578
Deferred income taxes	1,916	(586)
(Income) from equity method investments, net of dividends received	(2,657)	(3,537)
Share-based compensation	7,319	7,148
Excess tax benefit from share-based compensation	(910)	(2,450)
Non-cash charge for the sale of inventories revalued at the date of acquisition	2,416	—
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	2,542	(23,847)
Inventories	(14,293)	(60,635)
Other assets	5,817	(12,569)
Trade payables	30,326	27,122
Accrued compensation	(3,573)	(24,921)
Other accrued expenses	2,401	5,601
Income taxes payable	(1,033)	(3,990)
Accrued / prepaid pensions	(4,990)	(9,071)
Other liabilities	(1,882)	(3,211)
Other	19,656	2,180

Net cash provided by (used in) operating activities	116,216	(33,840)

Cash flows from investing activities:
Purchased property, plant and equipment	(38,917)	(82,142)
Purchased businesses, net of cash acquired	(217,572)	(151)
Proceeds from sale of property, plant and equipment	1,073	1,797

Net cash used in investing activities	(255,416)	(80,496)

Cash flows from financing activities:
Proceeds from long-term debt	337,000	175,000
Repayment of long-term debt	(183,750)	(110,000)
Net proceeds from (payments on) notes payable	2,485	9,039
Dividends paid	(12,605)	(11,024)
Proceeds from stock options exercised	3,951	4,651
Excess tax benefit from share-based compensation	910	2,450
Repurchases of common stock	(2,207)	(15,449)

Net cash provided by financing activities	145,784	54,667

Effect of exchange rate changes	(4,690)	(408)

Net change in cash and cash equivalents	1,894	(60,077)
Cash and cash equivalents at beginning of period	77,569	155,121

Cash and cash equivalents at end of period	$79,463	$95,044

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$98	$81
Cash paid for interest, net of amount capitalized of $36 and $1,950 for the periods ended May 30, 2015 and May 31, 2014, respectively	$13,624	$11,844
Cash paid for income taxes, net of refunds	$12,041	$9,493

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issue Costs.” This guidance requires debt issue costs to be presented as a direct deduction from the carrying amount of debt, consistent with debt discounts. This is a change from the current presentation of classifying debt issue costs as a deferred charge. Our effective date for adoption is our fiscal year beginning December 3, 2017. We have evaluated the effect that ASU No. 2015-03 will have on our condensed consolidated financial statements and related disclosures and determined it will not have a material impact.

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

Note 2: Acquisitions and Divestitures

Acquisitions

Continental Products Limited: On February 3, 2015 we acquired the equity of Continental Products Limited, a provider of industrial adhesives, based in Nairobi, Kenya. The acquisition supports our growth strategy for emerging markets and delivers specialty adhesive products to key customers in East and Central Africa. The purchase price of €1,459 or approximately $1,647, net of cash acquired of €329 or $371, was funded through existing cash and was recorded in our EIMEA (Europe, India, Middle East and Africa) operating segment. We incurred acquisition related costs of approximately $16, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation February 28, 2015	Fair Value Adjustments	Final Valuation
Current assets	$1,439	$(82)	$1,357
Property, plant and equipment	183	(40)	143
Goodwill	418	44	462
Other intangibles
Customer relationships	416		416
Noncompetition agreements	30		30
Other assets	7		7
Current liabilities	(591)		(591)
Other liabilities	(189)	12	(177)

Total purchase price	$1,713	$(66)	$1,647

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

Concurrent with the acquisition, we entered into an agreement to acquire the remaining 5 percent of Tonsan’s equity beginning February 1, 2019 for 82 million Chinese renminbi or approximately $13,038. In addition, the agreement requires us to pay up to 418 million Chinese renminbi or approximately $66,848 in contingent consideration based upon a formula related to the Tonsan’s gross profit in fiscal 2018. The fair values of the agreement to purchase the remaining equity and the contingent consideration based upon a discounted cash flow model were $11,773 and $37,630, respectively.

The acquisition fair value measurement was preliminary as of May 30, 2015, subject to the completion of the valuation of Tonsan Adhesive Inc. and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the third quarter of 2015.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation February 28, 2015	Purchase Price and Fair Value Adjustments	Preliminary Valuation May 30, 2015
Current assets	$50,922	$(1,090)	$49,832
Property, plant and equipment	58,549		58,549
Goodwill	155,232	3,115	158,347
Other intangibles
Developed technology	18,500		18,500
Customer relationships	12,400		12,400
Trademarks/trade names	10,900		10,900
Other assets	139		139
Current liabilities	(30,590)	(428)	(31,018)
Other liabilities	(49,497)	(454)	(49,951)
Redeemable non-controlling interests	(10,630)	(1,143)	(11,773)

Total purchase price	$215,925	$—	$215,925

The expected lives of the acquired intangible assets are 7 years for developed technology, 6 years for customer relationships and 14 years for trademarks/trade names.

Based on fair value measurement of the assets acquired and liabilities assumed, we allocated $158,347 to goodwill for the expected synergies from combining Tonsan with our existing business. The goodwill was assigned to our Asia Pacific operating segment.

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

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The original contingent consideration in the amount of $5,000 was included in current liabilities of discontinued operations in the Consolidated Balance Sheets at November 29, 2014. Subsequent to the end of the second quarter, we entered into an agreement to settle various matters related to the divestiture of the Paints business, including the settlement of the contingent consideration, for $8,000. As a result of this agreement, we recorded a loss from discontinued operations, net of tax of $1,300, in the second quarter of 2015. On June 26, 2015, $8,000 was paid related to this agreement.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 29, 2014.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 13 weeks and 26 weeks ended May 30, 2015 and May 31, 2014 were calculated using the following weighted average assumptions:

	13 Weeks Ended		26 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Expected life (in years)	4.75	4.75	4.61	4.75
Weighted-average expected volatility	30.23%	32.70%	30.91%	34.17%
Expected volatility	30.23%	32.70%	25.50% - 31.67%	32.70% - 37.06%
Risk-free interest rate	1.43%	1.64%	1.26%	1.51%
Expected dividend yield	1.22%	0.84%	1.17%	0.82%
Weighted-average fair value of grants	$10.31	$13.33	$10.21	$14.21

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

Expense Recognition: We use the straight-line attribution method to recognize share-based compensation expense for option awards, restricted stock share and restricted stock units with graded and cliff vesting. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Total share-based compensation expense of $3,058 and $3,163 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended May 30, 2015 and May 31, 2014, respectively. Total share-based compensation expense of $7,319 and $7,148 was included in our Condensed Consolidated Statements of Income for the 26 weeks ended May 30, 2015 and May 31, 2014, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended May 30, 2015 and May 31, 2014 there was $513 and $837 of excess tax benefit recognized, respectively. For the 26 weeks ended May 30, 2015 and May 31, 2014 there was $910 and $2,450 of excess tax benefit recognized, respectively.

As of May 30, 2015, there was $10,521 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation costs related to unvested restricted stock shares was $1,994 which is expected to be recognized over a weighted-average period of 1.3 years. Unrecognized compensation costs related to unvested restricted stock units was $7,861 which is expected to be recognized over a weighted-average period of 1.7 years.

Share-based Activity

A summary of option activity as of May 30, 2015 and changes during the 26 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2014	2,534,473	$30.39
Granted	704,180	41.17
Exercised	(173,576)	22.76
Forfeited or cancelled	(43,927)	41.66

Outstanding at May 30, 2015	3,021,150	$33.18

The total fair values of options granted during the 13 weeks ended May 30, 2015 and May 31, 2014 were $9 and $106, respectively. Total intrinsic values of options exercised during the 13 weeks ended May 30, 2015 and May 31, 2014 were $2,223 and $3,119, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 26 weeks ended May 30, 2015 and May 31, 2014 were $7,189 and $5,899, respectively. Total intrinsic values of options exercised during the 26 weeks ended May 30, 2015 and May 31, 2014 were $3,549 and $5,792, respectively. Proceeds received from option exercises during the 13 weeks ended May 30, 2015 and May 31, 2014 were $2,267 and $2,646, respectively and $3,951 and $4,651 during the 26 weeks ended May 30, 2015 and May 31, 2014, respectively.

A summary of nonvested restricted stock as of May 30, 2015 and changes during the 26 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0
Granted	142,260	—	142,260	41.00	1.7
Vested	(80,959)	(67,294)	(148,253)	40.90	—
Forfeited	(7,353)	(8,638)	(15,991)	39.49	1.1

Nonvested at May 30, 2015	242,609	112,690	355,299	$42.20	1.5

Total fair values of restricted stock vested during the 13 weeks ended May 30, 2015 and May 31, 2014 were $64 and $251, respectively. Total fair values of restricted stock vested during the 26 weeks ended May 30, 2015 and May 31, 2014 were $6,064 and $8,541, respectively. The total fair value of nonvested restricted stock at May 30, 2015 was $14,993.

We repurchased 86 and 2,249 restricted stock shares during the 13 weeks ended May 30, 2015 and May 31, 2014, respectively and 54,003 and 66,312 during the 26 weeks ended May 30, 2015 and May 31, 2014, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of May 30, 2015, and changes during the 26 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2014	342,547	52,303	394,850
Participant contributions	9,438	2,310	11,748
Company match contributions	944	231	1,175
Payouts	(302)	(7,627)	(7,929)

Units outstanding May 30, 2015	352,627	47,217	399,844

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		26 Weeks Ended
(Shares in thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Weighted-average common shares - basic	50,345	49,956	50,267	49,933
Equivalent shares from share-based compensations plans	1,126	1,219	1,158	1,282

Weighted-average common and common equivalent shares - diluted	51,471	51,175	51,425	51,215

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

Options to purchase 437,798 and 442,616 shares of common stock at a weighted-average exercise price of $48.59 for the 13 weeks and 26 weeks ended May 30, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 407,145 shares of common stock at a weighted-average exercise price of $48.93 for the 13 weeks and 26 weeks ended May 31, 2014 were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended May 30, 2015				13 Weeks Ended May 31, 2014
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net

Net income including non-controlling interests			$25,172	$144			$20,537	$89
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(4,725)	—	(4,725)	74	$(1,385)	—	(1,385)	8

Reclassification to earnings:
Defined benefit pension plans adjustment²	2,326	(798)	1,528		1,670	(649)	1,021
Interest rate swap³	5	5	10		14	(4)	10
Cash-flow hedges³	—	—	—		47	(18)	29

Other comprehensive income (loss)	$(2,394)	$(793)	(3,187)	74	$346	$(671)	(325)	8

Comprehensive income (loss)			$21,985	$218			$20,212	$97

	26 Weeks Ended May 30, 2015				26 Weeks Ended May 31, 2014
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net

Net income including non-controlling interests			$34,882	$229			$35,108	$167
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(38,004)	—	(38,004)	84	$(827)	—	(827)	(3)
Reclassification to earnings:

Defined benefit pension plans adjustment²	4,651	(1,596)	3,055		3,326	(1,287)	2,039
Interest rate swap³	21	(1)	20		28	(8)	20
Cash-flow hedges³	(31)	6	(25)		53	(21)	32

Other comprehensive income (loss)	$(33,363)	$(1,591)	(34,954)	84	$2,580	$(1,316)	1,264	(3)

Comprehensive income			$(72)	$313			$36,372	$164

¹	Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.
²	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
³	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss follow:

	May 30, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(26,736)	$(26,799)	$63
Defined benefit pension plans adjustment, net of taxes of $83,007	(155,474)	(155,474)	—
Interest rate swap, net of taxes of $20	(33)	(33)	—

Accumulated other comprehensive income (loss)	$(182,243)	$(182,306)	$63

	November 29, 2014
	Total	H.B. Fuller Stockholders	Non- controlling Interests

Foreign currency translation adjustment	$11,184	$11,205	$(21)
Defined benefit pension plans adjustment, net of taxes of $84,604	(158,529)	(158,529)	—
Interest rate swap, net of taxes of $21	(53)	(53)	—
Cash-flow hedges, net of taxes of $15	25	25	—

Accumulated other comprehensive income (loss)	$(147,373)	$(147,352)	$(21)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business

Integration Project”. During the 13 weeks ended May 30, 2015 and May 31, 2014, we incurred special charges, net of $934 and $13,538, respectively for costs related to the Business Integration Project. During the 26 weeks ended May 30, 2015 and May 31, 2014, we incurred special charges, net of $3,295 and $25,272, respectively for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Acquisition and transformation related costs	$75	$2,578	$547	$4,286
Workforce reduction costs	(270)	899	(214)	2,958
Facility exit costs	1,111	7,326	2,640	12,452
Other related costs	18	2,735	322	5,576

Special charges, net	$934	$13,538	$3,295	$25,272

Acquisition and transformation related costs of $75 for the 13 weeks ended May 30, 2015 and $2,578 for the 13 weeks ended May 31, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. For the 26 weeks ended May 30, 2015 and May 31, 2014 we incurred acquisition and transformation related costs of $547 and $4,286, respectively. During the 13 weeks ended May 30, 2015, we recorded a net reversal of workforce reduction costs of $270 and we incurred cash facility exit costs of $429 and a non-cash facility exit costs of $682 and other incremental transformation related costs of $18 including the cost of personnel directly working on the integration. During the 13 weeks ended May 31, 2014, we incurred workforce reduction costs of $899, cash facility exit costs of $5,708, non-cash facility exit costs of $1,618 and other incremental transformation related costs of $2,735 including the cost of personnel directly working on the integration. During the 26 weeks ended May 30, 2015, we recorded a net reversal of workforce reduction costs of $214 and we incurred cash facility exit costs of $1,823 and a non-cash facility exit costs of $817 and other incremental transformation related costs of $322 including the cost of personnel directly working on the integration. During the 26 weeks ended May 31, 2014, we incurred workforce reduction costs of $2,958, cash facility exit costs of $9,282, non-cash facility exit costs of $3,170 and other incremental transformation related costs of $5,576 including the cost of personnel directly working on the integration.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended May 30, 2015 and May 31, 2014
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2015	2014	2015	2014	2015	2014
Service cost	$26	$24	$473	$438	$112	$109
Interest cost	4,080	4,021	1,461	1,924	511	536
Expected return on assets	(6,421)	(5,967)	(2,573)	(2,736)	(1,378)	(1,185)
Amortization:
Prior service cost	7	7	(1)	(1)	(626)	(943)
Actuarial loss (gain)	1,407	1,144	781	784	608	678

Net periodic (benefit) cost	$(901)	$(771)	$141	$409	$(773)	$(805)

	26 Weeks Ended May 30, 2015 and May 31, 2014
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2015	2014	2015	2014	2015	2014
Service cost	$53	$47	$980	$868	$224	$217
Interest cost	8,161	8,043	2,977	3,817	1,021	1,072
Expected return on assets	(12,841)	(11,933)	(5,240)	(5,426)	(2,755)	(2,371)
Amortization:
Prior service cost	14	14	(2)	(2)	(1,252)	(1,886)
Actuarial loss (gain)	2,814	2,288	1,612	1,556	1,216	1,355

Net periodic (benefit) cost	$(1,799)	$(1,541)	$327	$813	$(1,546)	$(1,613)

Note 8: Inventories

The composition of inventories follows:

	May 30, 2015	November 30, 2014
Raw materials	$135,260	$133,476
Finished goods	147,985	140,014
LIFO reserve	(17,625)	(22,200)

Total inventories	$265,620	$251,290

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

As of May 30, 2015, we had forward foreign currency contracts maturing between June 5, 2015 and January 28, 2016. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $7,430 at May 30, 2015. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $4,065 at May 30, 2015 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $4,108 at May 30, 2015 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of May 30, 2015 resulted in a pretax gain of $52 as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 30, 2015, there were no significant concentrations of credit risk.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers were brought into the action to address issues related to the scope of their coverage. In 2013, we entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depended on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals. During the second quarter of 2015, we entered into an additional settlement with the parties to the coverage litigation, which resulted in the appeal being dismissed. Therefore, this litigation has now been fully resolved.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in thousands)	May 30, 2015	May 31, 2014	November 29, 2014
Lawsuits and claims settled	5	4	24
Settlement amounts	$438	$178	$1,754
Insurance payments received or expected to be received	$354	$155	$1,357

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

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	May 30, 2015			May 31, 2014
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$228,526	$6,320	$34,809	$236,985	$5,774	$31,889
EIMEA	151,520	3,111	1,647	189,656	4,427	10,156
Asia Pacific	95,101	3,967	5,325	67,948	3,107	1,758
Construction Products	65,615	247	6,574	49,445	691	2,480

Total	$540,762		$48,355	$544,034		$46,283

	26 Weeks Ended
	May 30, 2015			May 31, 2014
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$432,469	$11,703	$55,597	$446,651	$11,453	$57,095
EIMEA	299,082	7,661	925	361,215	8,533	18,596
Asia Pacific	165,094	7,433	4,839	132,995	6,579	3,546
Construction Products	114,778	423	8,367	89,154	963	3,292

Total	$1,011,423		$69,728	$1,030,015		$82,529

	13 Weeks Ended		26 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Segment operating income	$48,355	$46,283	$69,728	$82,529
Special charges, net	(934)	(13,538)	(3,295)	(25,272)
Other income (expense), net	(569)	(204)	(206)	(1,254)
Interest expense	(6,215)	(4,760)	(12,317)	(8,886)

Income from continuing operations before income taxes and income from equity method investments	$40,637	$27,781	$53,910	$47,117

Note 12: Income Taxes

As of May 30, 2015, we had a $5,499 liability recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest) compared to $4,787 as of November 29, 2014. As of May 30, 2015, we had accrued $545 of gross interest relating to unrecognized tax benefits. During the second quarter of 2015 our recorded liability for gross unrecognized tax benefits increased by $395.

Note 13: Goodwill

A summary of goodwill activity for the first six months of 2015 is presented below:

Balance at November 29, 2014	$255,972
Tonsan Adhesive, Inc. acquisition	158,347
Continental Products Limited acquisition	462
Currency impact	(13,769)

Balance at May 30, 2015	$401,012

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 30, 2015 and November 29, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	May 30,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$909	$909	$—	$—
Derivative assets	8,577	—	8,577	—
Interest rate swaps	4,108	—	4,108	—

Liabilities:
Derivative liabilities	$1,147	$—	$1,147	$—
Contingent consideration liability, continuing operations	38,216	—	—	38,216
Contingent consideration liability, discontinued operations	8,000	—	—	8,000

	November 29,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$748	$748	$—	$—
Derivative assets	1,007	—	1,007	—
Interest rate swaps	4,726	—	4,726	—
Cash-flow hedges	5,408	—	5,408	—

Liabilities:
Derivative liabilities	$433	$—	$433	$—
Contingent consideration liability, continuing operations	196	—	—	196
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

Under this program, we did not repurchase any shares during the first six months of 2015 or during the second quarter of 2014. During the first six months of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital.

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

Based on requirements to redeem this non-controlling interest beginning February 1, 2019, the non-controlling interest was immediately recognized as a liability and reclassified to other liabilities. The fair value of the non-controlling interest as of the date of acquisition was $11,773.

As of May 30, 2015 the redeemable non-controlling interests were:

Total
Balance at November 29, 2014	$4,654
Non-controlling interest assumed	11,773
Recognition of non-controlling interest redemption liability	(11,773)
Net income (loss) attributed to redeemable non-controlling interest	151
Foreign currency translation adjustment	(556)

Balance at May 30, 2015	$4,249

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2014 for important background information related to our business.

Net revenue in the second quarter of 2015 decreased 0.6 percent from the second quarter of 2014. Sales volume increased 5.5 percent and product pricing increased 0.9 percent compared to the second quarter of last year. A weaker Euro, Turkish lira, Canadian dollar and Australian dollar compared to the U.S. dollar, for the second quarter of 2015 compared to the second quarter of 2014 were the main drivers of a negative 7.0 percent currency effect. Gross profit margin increased 130 basis points due to lower raw material and delivery costs, partially offset by production inefficiencies related to the Business Integration Project. We incurred special charges, net of $0.9 million for costs related to the Business Integration Project in the second quarter of 2015 and $13.5 million in the second quarter of 2014. The second quarter of 2015 included a loss from discontinued operations, net of tax of $1.3 million.

Net income attributable to H.B. Fuller in the second quarter of 2015 was $25.2 million as compared to $20.5 million in the second quarter of 2014. On a diluted earnings per share basis, the second quarter of 2015 was $0.49 per share as compared to $0.40 per share for the same period last year.

Net revenue in the first six months of 2015 decreased 1.8 percent compared to the first six months of 2014. Sales volume increased 3.4 percent and product pricing increased 0.7 percent compared to the same period last year. A weaker Euro, Turkish lira, Canadian dollar and Australian dollar compared to the U.S. dollar, for the first six months of 2015 compared to the first six months of 2014 were the main drivers of a negative 5.9 percent currency effect. Gross profit margin decreased 60 basis points mainly due to production inefficiencies related to the Business Integration Project and the impact of the inventory step up related to our recent acquisitions. We incurred special charges, net of $3.3 million for costs related to the Business Integration Project in the first six months of 2015 and $25.3 million in the first six months of 2014. The first six months of 2015 included a loss from discontinued operations, net of tax of $1.3 million.

Net income attributable to H.B. Fuller in the first six months of 2015 was $34.9 million as compared to $35.1 million in the first six months of 2014. On a diluted earnings per share basis, the first six months of 2015 was $0.68 per share as compared to $0.69 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			26 Weeks Ended
	May 30,	May 31,	2015 vs	May 30,	May 31,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$540.8	$544.0	(0.6%)	$1,011.4	$1,030.0	(1.8%)

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and large acquisitions. The product pricing/sales volume variance and small acquisitions, including Tonsan Adhesive, Inc., Continental Products Limited and ProSpec construction products are viewed as constant currency growth. The following table shows the net revenue variance analysis for the second quarter and first six months of 2015 compared to the same periods in 2014:

	13 Weeks Ended May 30, 2015	26 Weeks Ended May 30, 2015
	vs May 31, 2014	vs May 31, 2014
Product pricing	0.9%	0.7%
Sales volume	5.5%	3.4%
Currency	(7.0%)	(5.9%)

	(0.6%)	(1.8%)

Constant currency growth, which we define as the combined variances from product pricing, sales volume and small acquisitions was 6.4 percent in the second quarter of 2015 compared to the second quarter of 2014. Sales volume increased 5.5 percent and product pricing increased 0.9 percent compared to last year. The 6.4 percent constant currency growth in the second quarter of 2015 was driven by 44.2 percent growth in Asia Pacific and 32.7 percent growth in Construction Products partially offset by decreases in Americas and EIMEA of 2.8 percent and 2.5 percent respectively. The currency impacts were primarily driven by the devaluation of the Euro, Turkish lira, Canadian dollar and Australian dollar compared to the U.S. dollar.

Constant currency growth was 4.1 percent in first six months of 2015 compared to the first six months of 2014. Sales volume increased 3.4 percent and product pricing increased 0.7 percent compared to last year. The 4.1 percent constant currency growth in first six months of 2015 was driven by 28.7 percent growth in Construction Products and 28.0 percent growth in Asia Pacific, partially offset by decreases in EIMEA and Americas of 2.7 percent and 2.5 percent respectively. The currency impacts were primarily driven by the devaluation of the Euro, Turkish lira, Canadian dollar and Australian dollar compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Raw materials	$302.2	$310.8	(2.7%)	$574.0	$585.8	(2.0%)
Other manufacturing costs	89.6	90.6	(1.1%)	172.3	168.5	2.3%

Cost of sales	$391.8	$401.4	(2.4%)	$746.3	$754.3	(1.1%)
Percent of net revenue	72.5%	73.8%		73.8%	73.2%

Cost of sales in the second quarter of 2015 compared to second quarter of 2014 decreased 130 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 120 basis points compared to last year due to lower raw material costs and sales mix. Other manufacturing costs as a percentage of revenue decreased 10 basis points compared to last year as lower delivery costs were offset by production inefficiencies.

Cost of sales in the first six months of 2015 compared to first six months of 2014 increased 60 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 10 basis points compared to last year due to lower raw material costs and sales mix offset by the impact of the inventory step up related to our recent acquisitions. Other manufacturing costs as a percentage of revenue increased 70 basis points compared to last year mainly due to production inefficiencies related to the Business Integration Project partially offset by lower delivery costs.

Gross profit:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Gross profit	$148.9	$142.7	4.4%	$265.1	$275.7	(3.8%)
Percent of net revenue	27.5%	26.2%		26.2%	26.8%

Gross profit in the second quarter of 2015 increased $6.2 million or 4.4 percent and gross profit margin increased 130 basis points compared to the second quarter of 2014. Reductions in raw material cost and better sales mix in the second quarter of 2015 resulted in the increase in gross profit.

Gross profit in the first six months of 2015 decreased $10.6 million or 3.8 percent and gross profit margin decreased 60 basis points compared to the first six months of 2014. Lower sales volumes, production inefficiencies related to the Business Integration Project and the impact of the inventory step up related to our recent acquisitions partially offset by lower raw material costs are the main drivers to the gross margin reduction.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
SG&A	$100.6	$96.4	4.4%	$195.4	$193.2	1.2%
Percent of net revenue	18.6%	17.7%		19.3%	18.8%

SG&A expenses for the second quarter of 2015 increased $4.2 million or 4.4 percent, compared to the second quarter of 2014 mainly due to incremental expenses from Tonsan acquisition partially offset by lower expenses related to Project ONE and foreign currency exchange rate benefits.

SG&A expenses for the first six months of 2015 increased $2.2 million or 1.2 percent, compared to the first six months of 2014 due to incremental expenses from Tonsan acquisition partially offset by lower expenses related to Project ONE and foreign currency exchange rate benefits.

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

Special charges, net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Special charges, net	$0.9	$13.5	(93.1%)	$3.3	$25.3	(87.0%)

The following table provides detail of special charges, net:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Acquisition and transformation related costs	$0.1	$2.6	$0.6	$4.3
Workforce reduction costs	(0.3)	0.9	(0.2)	3.0
Facility exit costs	1.1	7.3	2.6	12.4
Other related costs	—	2.7	0.3	5.6

Special charges, net	$0.9	$13.5	$3.3	$25.3

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended May 30, 2015 and May 31, 2014, we incurred special charges, net of $0.9 million and $13.5 million respectively, for costs related to the Business Integration Project. During the 26 weeks ended May 30, 2015 and May 31, 2014, we incurred special charges, net of $3.3 million and $25.3 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $0.1 million for the 13 weeks ended May 30, 2015 and $2.6 million for the 13 weeks ended May 31, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended May 30, 2015, we recorded a net reversal of workforce reduction costs of $0.3 million and we incurred cash facility exit costs of $0.4 million and non-cash facility exit costs of $0.7 million. During the 13 weeks ended May 31, 2014, we incurred workforce reduction costs of 0.9 million, cash facility exit costs of $5.7 million, non-cash facility exit costs of $1.6 million and other incremental transformation related costs of $2.7 million including the cost of personnel directly working on the integration.

Acquisition and transformation related costs of $0.6 million for the 26 weeks ended May 30, 2015 and $4.3 million for the 26 weeks ended May 31, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 26 weeks ended May 30, 2015, we recorded a net reversal of workforce reduction costs of $0.2 million and we incurred cash facility exit costs of $1.8 million and non-cash facility exit costs of $0.8 million and other incremental transformation related costs of $0.3 million including the cost of personnel directly working on the integration. During the 26 weeks ended May 31, 2014, we incurred workforce reduction costs of $3.0 million, cash facility exit costs of $9.3 million, non-cash facility exit costs of $3.1 million and other incremental transformation related costs of $5.6 million including the cost of personnel directly working on the integration.

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

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Americas Adhesives	$(0.6)	$0.8	$(0.9)	$1.3
EIMEA	1.5	11.2	3.9	21.7
Asia Pacific	—	1.0	—	1.4
Company-wide	—	0.5	0.3	0.9

Special Charges, net	$0.9	$13.5	$3.3	$25.3

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

We originally estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we now expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of May 30, 2015 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of May 30, 2015
Acquisition and transformation related costs	$42.9
Work force reduction costs	40.9
Cash facility exit costs	39.8
Non-cash facility exit costs	17.0
Other related costs	19.3

Business Integration Project	$159.9

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

From the inception of the project we have focused on three key metrics which track the bulk of the Business Integration Project cost savings and profit improvement objectives: (1) cost savings achieved through workforce reductions, (2) cost reductions achieved through facility closures and consolidation and (3) the EBITDA margin of the business relative to our expected trend over the timeframe of the project. Since the project commenced over three years ago many changes have occurred in the project and within the underlying business. These changes make it difficult to accurately measure the cost savings according to the original metrics that we established. Therefore, going forward we will focus on the EBITDA margin goal of 15 percent as the performance metric for this project. For the quarter ended May 30, 2015 and May 31, 2014, we achieved EBITDA margin of 12.4 percent and 11.5 percent, respectively. For the first six months ended May 30, 2015 and May 31, 2014, we achieved EBITDA margin of 10.5 percent and 11.0 percent, respectively.

Other income (expense), net:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Other income (expense), net	$(0.6)	$(0.2)	NMP	$(0.2)	$(1.3)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2015 included $0.6 million of currency translation and re-measurement losses. Other income (expense), net in the second quarter of 2014 included $0.5 million of currency translation and re-measurement losses offset by $0.2 million of net financing income and $0.1 million of interest income.

Other income (expense), net for the first six months of 2015 included $0.7 million of currency translation and re-measurement losses offset by $0.4 million of net financing income and $0.1 million of interest income. Other income (expense), net for the first six months of 2014 included $1.8 million of currency translation and re-measurement losses offset by $0.4 million of net financing income and $0.1 million of interest income.

Interest expense:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Interest expense	$6.2	$4.8	30.6%	$12.3	$8.9	38.6%

Interest expense in the second quarter of 2015 as compared to the same period last year was higher due to higher average debt balances related to the Tonsan acquisition and lower capitalized interest, offset by lower average interest rates. We capitalized a minimal amount of interest expense in the second quarter of 2015 compared to $1.0 million in the same period last year.

Interest expense for the first six months of 2015 as compared to the same period last year was higher due to higher average debt balances and lower capitalized interest, offset by lower average interest rates. We capitalized a minimal amount of interest expense in the first six months of 2015 compared to $2.0 million in the same period last year.

Income taxes:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Income taxes	$15.4	$8.8	74.1%	$20.2	$15.4	31.1%
Effective tax rate	37.9%	31.8%		37.4%	32.6%

Income tax expense of $15.4 million in the second quarter of 2015 includes $0.2 million of discrete tax expense and $0.1 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete benefits and the effects of items included in special charges, the overall effective tax rate was 37.0 percent.

Income tax expense of $20.2 million in the first six months of 2015 includes $0.2 million of discrete tax benefits and $0.4 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 36.4 percent.

Income from equity method investments:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Income from equity method investments	$1.4	$1.7	(18.8%)	$2.7	$3.5	(24.9%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower 2015 income compared to 2014 is primarily related to lower profitability and the weakening of the Japanese yen compared to the U.S. dollar.

Loss from discontinued operations, net of tax:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Loss from discontinued operations, net of tax	$(1.3)	$—	NMP	$(1.3)	$—	NMP

NMP = Non-meaningful percentage

The loss from discontinued operations, net of tax, relates to our Central America Paints business, which we sold on August 6, 2012. In the second quarter of 2015, we increased our liability $2.1 million and adjusted the related deferred income tax. See Note 2 to the Condensed Consolidated Financial Statements.

Net income attributable to non-controlling interests:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.2)	$(0.2)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net income attributable to H.B. Fuller	$25.2	$20.5	19.9%	$34.9	$35.1	(2.2%)
Percent of net revenue	4.7%	3.8%		3.4%	3.4%

The net income attributable to H.B. Fuller for the second quarter of 2015 was $25.2 million compared to $20.5 million for the second quarter of 2014. The second quarter of 2015 included $0.9 million of special charges, net ($0.8 million after tax) for costs related to the Business Integration Project and a loss from discontinued operations, net of tax of $1.3 million. The second quarter of 2014 included $13.5 million of special charges, net ($12.0 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the second quarter of 2015 was $0.49 per share as compared to $0.40 per share for the second quarter of 2014.

The net income attributable to H.B. Fuller for the first six months of 2015 was $34.9 million compared to $35.1 million for the first six months of 2014. The first six months of 2015 included $3.3 million of special charges, net ($2.9 million after tax) for costs related to the Business Integration Project and a loss from discontinued operations, net of tax of $1.3 million. The first six months of 2014 included $25.3 million of special charges, net ($21.4 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first six months of 2015 was $0.68 per share as compared to $0.69 per share for the first six months of 2014.

Operating Segment Results

We have four reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific and Construction Products. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses and excludes special charges, net. The product pricing/sales volume variance and small acquisitions are viewed as constant currency growth.

Net Revenue by Segment:

	13 Weeks Ended				26 Weeks Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$228.6	42%	$236.9	44%	$432.4	43%	$446.6	43%
EIMEA	151.5	28%	189.6	35%	299.1	30%	361.2	36%
Asia Pacific	95.1	18%	68.0	12%	165.1	16%	133.0	12%
Construction Products	65.6	12%	49.5	9%	114.8	11%	89.2	9%

Total	$540.8	100%	$544.0	100%	$1,011.4	100%	$1,030.0	100%

Segment Operating Income:

	13 Weeks Ended				26 Weeks Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$34.8	72%	$31.9	69%	$55.6	80%	$57.1	69%
EIMEA	1.7	3%	10.2	22%	0.9	1%	18.6	23%
Asia Pacific	5.3	11%	1.7	4%	4.8	7%	3.5	4%
Construction Products	6.6	14%	2.5	5%	8.4	12%	3.3	4%

Total	$48.4	100%	$46.3	100%	$69.7	100%	$82.5	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Segment operating income	$48.4	$46.3	$69.7	$82.5
Special charges, net	(1.0)	(13.5)	(3.3)	(25.3)
Other income (expense), net	(0.6)	(0.2)	(0.2)	(1.2)
Interest expense	(6.2)	(4.8)	(12.3)	(8.9)

Income from continuing operations before income taxes and income from equity method investments	$40.6	$27.8	$53.9	$47.1

Americas Adhesives

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net revenue	$228.6	$236.9	(3.6%)	$432.4	$446.6	(3.2%)
Segment operating income	$34.8	$31.9	9.2%	$55.6	$57.1	(2.6%)
Segment profit margin %	15.2%	13.5%		12.9%	12.8%

The following tables provide details of the Americas Adhesives net revenue variances:

	13 Weeks Ended May 30, 2015 vs May 31, 2014	26 Weeks Ended May 30, 2015 vs May 31, 2014
Constant currency growth	(2.8%)	(2.5%)
Currency	(0.8%)	(0.7%)

Total	(3.6%)	(3.2%)

Net revenue decreased 3.6 percent in the second quarter of 2015 compared to the second quarter of 2014. The 2.8 percent decrease in constant currency growth was attributable to a 3.9 percent decrease in sales volume partially offset by a 1.1 percent increase in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.8 percent decrease in net revenue. As a percentage of net revenue, raw material costs decreased 20 basis points mainly due to reduction in raw material costs. Other manufacturing costs as a percentage of net revenue decreased 150 basis points mainly due to lower production and delivery costs compared to the second quarter of last year that was negatively impacted by the Project ONE implementation. Segment operating income increased 9.2 percent and segment profit margin as a percentage of net revenue increased 170 basis points in the second quarter compared to the second quarter last year.

Net revenue decreased 3.2 percent in the first six months of 2015 compared to the first six months of 2014. The 2.5 percent decrease in constant currency growth was attributable to a 3.2 percent decrease in sales volume partially offset by a 0.7 percent increase in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.7 percent decrease in net revenue. As a percentage of net revenue, raw material costs increased 10 basis points mainly due to a lower price sales mix. Other manufacturing costs as a percentage of net revenue decreased 20 basis points compared to the first six months of 2014 mainly due to lower production and delivery costs compared to last year that was negatively impacted by the Project ONE implementation. Segment operating income decreased 2.6 percent and segment profit margin as a percentage of net revenue increased 10 basis points compared to the first six months of last year.

EIMEA

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net revenue	$151.5	$189.6	(20.1%)	$299.1	$361.2	(17.2%)
Segment operating income	$1.7	$10.2	(83.8%)	$0.9	$18.6	(95.0%)
Segment profit margin%	1.1%	5.4%		0.3%	5.1%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended May 30, 2015 vs May 31, 2014	26 Weeks Ended May 30, 2015 vs May 31, 2014
Constant currency growth	(2.5%)	(2.7%)
Currency	(17.6%)	(14.5%)

Total	(20.1%)	(17.2%)

Net revenue decreased 20.1 percent in the second quarter of 2015 compared to the second quarter of 2014. Sales volume decreased 2.6 percent and product pricing increased 0.1 percent. The negative currency effect of 17.6 percent was primarily the result of a weaker Euro and Turkish lira compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies related to the Business Integration Project. Sales volume growth was generated in the emerging markets, mainly in India, Turkey, Middle East and Egypt. Raw material cost as a percentage of net revenue decreased 80 basis points in the second quarter compared to the second quarter last year primarily due to raw material price reductions. Other manufacturing costs as a percentage of net revenue were 370 basis points higher than last year mainly driven by lower revenue and ongoing production inefficiencies related to the Business Integration Project. As a result, segment operating income decreased 83.8 percent and segment profit margin decreased 430 basis points compared to the second quarter last year.

Net revenue decreased 17.2 percent in the first six months of 2015 compared to the first six months of 2014. Sales volume decreased 2.8 percent and product pricing increased 0.1 percent. The negative currency effect of 14.5 percent was primarily the result of a weaker Euro and Turkish lira compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies related to the Business Integration Project. Sales volume growth was generated in the emerging markets, mainly in India, Turkey, Middle East and Egypt. Raw material cost as a percentage of net revenue increased 90 basis points in the first six months compared to the first six months last year primarily due to sales mix and higher raw material costs in the first quarter of 2015. Other manufacturing costs as a percentage of net revenue were 320 basis points higher than last year mainly driven by lower revenue and ongoing production inefficiencies related to the Business Integration Project. As a result, segment operating income decreased 95.0 percent and segment profit margin decreased 480 basis points compared to the first six months last year.

Asia Pacific

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net revenue	$95.1	$68.0	40.0%	$165.1	$133.0	24.1%
Segment operating income	$5.3	$1.7	202.9%	$4.8	$3.5	36.5%
Segment profit margin %	5.6%	2.6%		2.9%	2.7%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended May 30, 2015 vs May 31, 2014	26 Weeks Ended May 30, 2015 vs May 31, 2014
Constant currency growth	44.2%	28.0%
Currency	(4.2%)	(3.9%)

Total	40.0%	24.1%

Net revenue in the second quarter of 2015 increased 40.0 percent compared to the second quarter of last year. The 44.2 percent increase in constant currency growth was attributable to a 44.5 percent increase in sales volume partially offset by a 0.3 percent decrease in product pricing. All Asian markets showed growth compared to the second quarter of last year. Sales volume growth was primarily driven by Southeast Asia, our legacy business in Greater China and the impact of the Tonsan acquisition. Negative currency effects of 4.2 percent compared to the second quarter of last year were primarily driven by the weaker Australian dollar and Malaysian ringgit. Raw material costs as a percentage of net revenue decreased 570 basis points compared to the second quarter of last year due to raw material price reductions and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased 140 basis points compared to the second quarter of last year mainly due to increased sales volume and related manufacturing efficiencies. Segment operating income increased $3.6 million or 202.9 percent compared to the second quarter of last year.

Net revenue in the first six months of 2015 increased 24.1 percent compared to the first six months of 2014. The 28.0 percent increase in constant currency growth was attributable to an increase in sales volume while product pricing was flat. All Asian markets showed growth compared to the first six months of last year. Sales volume growth was primarily driven by Southeast Asia, our legacy business in Greater China and the impact of the Tonsan acquisition. Negative currency effects of 3.9 percent compared to last year were primarily driven by the weaker Australian dollar and Malaysian ringgit. Raw material costs as a percentage of net revenue decreased 280 basis points compared to the first six months of last year due to raw material price reductions and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased 50 basis points compared to the first six months of last year mainly due to increased revenue and related manufacturing efficiencies. Segment operating income increased $1.3 million or 36.5 percent compared to the first six months of last year.

Construction Products

	13 Weeks Ended			26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014	2015 vs 2014	May 30, 2015	May 31, 2014	2015 vs 2014
Net revenue	$65.6	$49.5	32.7%	$114.8	$89.2	28.7%
Segment operating income	$6.6	$2.5	165.1%	$8.4	$3.3	154.2%
Segment profit margin %	10.0%	5.0%		7.3%	3.7%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended May 30, 2015 vs May 31, 2014	26 Weeks Ended May 30, 2015 vs May 31, 2014
Constant currency growth	32.7%	28.7%

Net revenue increased 32.7 percent in the second quarter of 2015 compared to the second quarter of 2014. The increase was driven by 27.7 percent increase in sales volume and a 5.0 percent increase in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners and the addition of the ProSpec construction products business acquired in the fourth quarter of 2014. The increase in pricing is mainly due to price increases related to certain product lines in certain channels. Raw material cost as a percentage of net revenue was basically flat in the second quarter of 2015 compared to last year as the impact of lower raw material costs were offset by product launch discounts at a key retail partner. Other manufacturing costs as a percentage of net revenue decreased 160 basis points compared to the second quarter of last year driven mainly by higher revenue and operation efficiencies partially offset by higher delivery costs related to a product launch at a key retail partner. Segment operating income increased 165.1 percent and segment profit margin increased 500 basis points in the second quarter compared to the second quarter last year.

Net revenue increased 28.7 percent in the first six months of 2015 compared to the first six months of 2014. The increase was driven by 25.1 percent increase in sales volume and a 3.6 percent increase in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners and the addition of the ProSpec construction products business acquired in the fourth quarter of 2014. The increase in pricing is mainly due to price increases related to certain product lines in certain channels. Raw material cost as a percentage of net revenue was 30 basis points higher in the first six months of 2015 compared to last year. Other manufacturing costs as a percentage of net revenue decreased 40 basis points compared to the first six months of last year mainly driven by higher revenue and operation efficiencies. Segment operating income increased 154.2 percent and segment profit margin increased 360 basis points in the first six months compared to the first six months last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 30, 2015 were $79.5 million as compared to $77.6 million as of November 29, 2014 and $95.0 million as of May 31, 2014. Of the $79.5 million in cash and cash equivalents as of May 30, 2015, $63.9 million was held outside the United States. Total long and short-term debt was $736.9 million as of May 30, 2015, $574.9 million as of November 29, 2014 and $566.1 million as of May 31, 2014. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 45.3 percent as of May 30, 2015 as compared to 39.2 percent as of November 29, 2014 and 37.2 percent as of May 31, 2014.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 30, 2015, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 30, 2015
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	9.1

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.75	3.3

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) [reserved], (viii) cash expenses incurred during fiscal years 2013 through 2015 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the acquired business or the restructuring of the company’s Europe, India, Middle East and Africa operations, not to exceed (x) $39.8 million for the period beginning with the fiscal quarter ending November 30, 2013 through and including the fiscal quarter ending May 31, 2014 and (y) $20.0 million for the period beginning with the fiscal quarter ending August 30, 2014 through and including the fiscal quarter ending November 28, 2015, (ix) cash expenses related to the Tonsan acquisition for advisory services and for arranging financing for the acquired business (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the acquired business) with cash expenses not to exceed $10.0 million, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated October 31, 2014.

•	Pursuant to the Credit Agreement dated October 31, 2014, the company elected to increase the Total Indebtedness / TTM EBITDA ratio to a maximum of 3.75 to 1.00 for four quarters beginning with first fiscal quarter ending February 28, 2015. The maximum ratio will return to 3.50 to 1.00 in the first fiscal quarter 2016.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2015.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	May 30, 2015	May 31, 2014
Net working capital as a percentage of annualized net revenue[1]	19.9%	19.0%
Accounts receivable DSO[2]	59 Days	60 Days
Inventory days on hand[3]	65 Days	69 Days
Free cash flow[4]	$64.7 million	$(127.0) million
Total debt to total capital ratio[5]	45.3%	37.2%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of May 30, 2015	Trailing 12 months as of May 31, 2014
Gross profit	$522.7	$565.9
Selling, general and administrative expenses	(385.7)	(376.4)
Income taxes at effective rate	(49.7)	(52.2)
Income from equity method investments	4.3	7.8

Total return	$91.6	$145.1

Total invested capital	$1,631.3	$1,525.8

Return on invested capital	5.6%	9.5%

Summary of Cash Flows

Cash Flows from Operating Activities:

	26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014
Net cash provided by (used in) operating activities	$116.2	$(33.8)

Net income including non-controlling interests was $35.1 million in the first six months of 2015 compared to $35.3 million in the first six months of 2014. Depreciation and amortization expense totaled $36.8 million in the first six months of 2015 compared to $33.7 million in the first six months of 2014. Accrued compensation was a use of cash of $3.6 million in 2015 compared to a use of cash of $24.9 million last year. The lower use of cash in 2015 is related to lower accruals and payments for our employee incentive plans and 2014 payments of severance related costs for the Business Integration Project. Income taxes payable was a use of cash of $1.0 million in the first six months of 2015 compared to a use of cash of $4.0 million in same period last year. The use of cash in 2015 and 2014 are related to the timing of income tax payments and accruals. Other assets was a source of cash of $5.8 million in 2015 compared to a use of $12.6 million in 2014. Other operating activity was a source of cash of $19.7 million in the first six months of 2015 compared to a source of cash of $2.2 million in the first six months of 2014. The source of cash in 2015 was primarily related to the impact of a stronger U.S. dollar on certain foreign transactions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $18.5 million compared to a use of cash of $57.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014
Trade receivables, net	$2.5	$(23.8)
Inventory	(14.3)	(60.6)
Trade payables	30.3	27.1

Total cash flow impact	$18.5	$(57.3)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $2.5 million in 2015 compared to a use of cash of $23.8 million in 2014. The source of cash in 2015 compared to the use of cash in 2014 was due to a lower net revenue and strong collection activity of trade receivables. The DSO were 59 days at May 30, 2015 and 60 days at May 31, 2014.

•	Inventory – Inventory was a use of cash of $14.3 million and $60.6 million in 2015 and 2014, respectively. The lower use of cash in 2015 is related to lower seasonal build of inventory in 2015. In 2014 we were also building inventory for the implementation of our ERP system in North America and to support the manufacturing transitions as part of our Business Integration Project. Inventory days on hand were 65 days as of May 30, 2015 and 69 days as of May 31, 2014.

•	Trade Payables – For the first six months of 2015 trade payables was a source of cash of $30.3 million compared to a source of cash of $27.1 million in 2014. The higher source of cash in 2015 is primarily a reflection of the timing of various transactions within the quarter compared to last year.

Cash Flows from Investing Activities:

	26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014
Net cash used in investing activities	$(255.4)	$(80.5)

Purchases of property, plant and equipment were $38.9 million in the first six months of 2015 as compared to $82.1 million for the same period of 2014. The decrease in 2015 compared to 2014 was primarily related to higher capital expenditures for the Business Integration Project and the implementation of our ERP system in 2014. In the first quarter of 2015 we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.

Cash Flows from Financing Activities:

	26 Weeks Ended
($ in millions)	May 30, 2015	May 31, 2014
Net cash provided by financing activities	$145.8	$54.7

Proceeds from long-term debt in the first six months of 2015 were $337.0 million compared to $175.0 million in the first six months of 2014. Included in the $337.0 million of proceeds is $300.0 million from our January 28, 2015 term loan. Repayments of long-term debt were $183.8 million in the first six months of 2015 and $110.0 million in the first six months of 2014. Included in the $183.8 million of repayments were $70.0 million from our January 28, 2015 term loan used to repay outstanding balances under the revolving credit facility. Net proceeds on notes payable were $2.5 million in 2015 compared to net proceeds of $9.0 million in 2014. Cash generated from the exercise of stock options were $4.0 million and $4.7 million for the first six months of 2015 and 2014, respectively. Repurchases of common stock were $2.2 million in the first six months of 2015 compared to $15.4 million in the same period of 2014. We repurchased $12.3 million in 2014 from our 2010 share repurchase program.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 30, 2015 would be approximately $2.6 million or $0.05 per diluted share.

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

Approximately 56 percent of net revenue was generated outside of the United States for the first six months of 2015. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. From a sensitivity analysis perspective, based on the financial results of the first six months of 2015, a hypothetical 1 percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.5 million or $0.05 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. From a sensitivity analysis viewpoint, based on the financial results of the first six months of 2015, and foreign currency balance sheet positions as of May 30, 2015, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.3 million or $0.03 per diluted share.

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

For the six months ended May 30, 2015, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

From a sensitivity analysis perspective, based on the financial results of the first six months of 2015, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.1 million or $0.04 per diluted share.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). We acquired Tonsan Adhesive, Inc. and Continental Products Limited in the first quarter of 2015. They represented approximately 11 percent of our total assets as of May 30, 2015. As these acquisitions occurred in the first quarter of 2015, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these recent acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of May 30, 2015, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and under certain circumstances, settlements and judgments, in asbestos-related lawsuits. Under these agreements, we are required under certain circumstances to fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent. In addition, to delineate our rights under certain insurance policies, in October 2009, we commenced a declaratory judgment action against one of our insurers in the United States District Court for the District of Minnesota. Additional insurers were brought into the action to address issues related to the scope of their coverage. In 2013, we entered into a settlement agreement with the defendant insurers in this case that provided for the allocation of defense costs and settlements in the future. The allocation under the settlement agreement depended on the outcome of an appeal of two issues to the United States Eighth Circuit Court of Appeals. During the second quarter of 2015, we entered into an additional settlement with the parties to the coverage litigation, which resulted in the appeal being dismissed. Therefore, this litigation has now been fully resolved.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	26 Weeks Ended		3 Years Ended
($ in millions)	May 30, 2015	May 31, 2014	November 29, 2014
Lawsuits and claims settled	5	4	24
Settlement amounts	$0.4	$0.2	$1.8
Insurance payments received or expected to be received	$0.4	$0.2	$1.4

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

March 1, 2015 - April 4, 2015	—	$—	$62.0

April 5, 2015 - May 2, 2015	86	$43.62	$62.0

May 3, 2015 - May 30, 2015	—	$—	$62.0

[1]	The total number of shares purchased includes shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

In 2010, the Board of Directors authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital. There were no shares repurchased in the first six months of 2015 under this program.

Item 6.	Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 30, 2015	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification – James J. Owens

32.2	Form of 906 Certification – James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.