Form 10-Q
period 2015-08-29
FULLER H B CO
filed 2015-09-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,561,045 as of September 17, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net revenue	$524,133	$526,765	$1,535,556	$1,556,780
Cost of sales	(377,293)	(401,611)	(1,123,573)	(1,155,926)

Gross profit	146,840	125,154	411,983	400,854
Selling, general and administrative expenses	(98,297)	(96,779)	(293,712)	(289,950)
Special charges, net	(1,297)	(12,343)	(4,592)	(37,615)
Other income (expense), net	(1,040)	(289)	(1,246)	(1,543)
Interest expense	(6,448)	(5,292)	(18,765)	(14,178)

Income from continuing operations before income taxes and income from equity method investments	39,758	10,451	93,668	57,568
Income taxes	(14,372)	(8,035)	(34,528)	(23,414)
Income from equity method investments	1,500	1,668	4,157	5,205

Income from continuing operations	26,886	4,084	63,297	39,359
Loss from discontinued operations, net of tax	—	—	(1,300)	—

Net income including non-controlling interests	26,886	4,084	61,997	39,359
Net income attributable to non-controlling interests	(79)	(97)	(308)	(264)

Net income attributable to H.B. Fuller	$26,807	$3,987	$61,689	$39,095

Earnings per share attributable to H.B. Fuller common stockholders:

Basic[1]
Income from continuing operations	0.53	0.08	1.25	0.78
Loss from discontinued operations	—	—	(0.03)	—

Basic earnings per share	$0.53	$0.08	$1.23	$0.78

Diluted[1]
Income from continuing operations	0.52	0.08	1.22	0.76
Loss from discontinued operations	—	—	(0.03)	—

Diluted earnings per share	$0.52	$0.08	$1.20	$0.76

Weighted-average common shares outstanding:
Basic	50,421	50,053	50,318	49,973
Diluted	51,530	51,297	51,460	51,242

Dividends declared per common share	$0.13	$0.12	$0.38	$0.34

[1]	Income per share amounts may not add due to rounding

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net income including non-controlling interests	$26,886	$4,084	$61,997	$39,359
Other comprehensive loss
Foreign currency translation	(10,719)	(9,344)	(48,639)	(10,174)
Defined benefit pension plans adjustment, net of tax	1,527	1,019	4,582	3,058
Interest rate swaps, net of tax	10	11	30	31
Cash-flow hedges, net of tax	—	48	(25)	80

Other comprehensive loss	(9,182)	(8,266)	(44,052)	(7,005)

Comprehensive income (loss)	17,704	(4,182)	17,945	32,354
Less: Comprehensive (loss) income attributable to non-controlling interests	(19)	99	294	263

Comprehensive income (loss) attributable to H.B. Fuller	$17,723	$(4,281)	$17,651	$32,091

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 29, 2015	November 29, 2014
Assets
Current assets:
Cash and cash equivalents	$85,821	$77,569
Trade receivables (net of allowances - $10,588 and $10,246, for August 29, 2015 and November 29, 2014, respectively)	341,932	341,307
Inventories	266,896	251,290
Other current assets	97,590	93,105
Current assets of discontinued operations	—	1,865

Total current assets	792,239	765,136

Property, plant and equipment	1,130,187	1,106,506
Accumulated depreciation	(599,277)	(603,872)

Property, plant and equipment, net	530,910	502,634

Goodwill	386,594	255,972
Other intangibles, net	216,886	195,938
Other assets	142,009	149,326

Total assets	$2,068,638	$1,869,006

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$31,248	$27,149
Current maturities of long-term debt	20,625	—
Trade payables	170,602	174,494
Accrued compensation	40,753	45,746
Income taxes payable	10,658	13,761
Other accrued expenses	51,303	51,049
Current liabilities of discontinued operations	—	5,000

Total current liabilities	325,189	317,199

Long-term debt, excluding current maturities	675,705	547,735
Accrued pension liabilities	58,395	67,193
Other liabilities	100,864	41,775

Total liabilities	1,160,153	973,902

Commitments and contingencies	—	—
Redeemable non-controlling interest	4,343	4,654

Equity:
H.B. Fuller stockholders’ equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	—	—

Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,560,303 and 50,310,803, for August 29, 2015 and November 29, 2014, respectively	50,560	50,311
Additional paid-in capital	68,400	53,269
Retained earnings	976,181	933,819
Accumulated other comprehensive income (loss)	(191,390)	(147,352)

Total H.B. Fuller stockholders’ equity	903,751	890,047

Non-controlling interests	391	403

Total equity	904,142	890,450

Total liabilities, redeemable non-controlling interest and total equity	$2,068,638	$1,869,006

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 30, 2013	$50,229	$44,490	$907,308	$(71,962)	$396	$930,461
Comprehensive income (loss)			49,773	(75,390)	364	(25,253)
Dividends			(23,262)			(23,262)
Stock option exercises	330	6,522				6,852
Share-based compensation plans other, net	70	14,092				14,162
Tax benefit on share-based compensation plans		3,357				3,357
Repurchases of common stock	(318)	(15,192)				(15,510)
Redeemable non-controlling interest					(357)	(357)

Balance at November 29, 2014	50,311	53,269	933,819	(147,352)	403	890,450
Comprehensive income (loss)			61,689	(44,038)	294	17,945
Dividends			(19,327)			(19,327)
Stock option exercises	222	4,120				4,342
Share-based compensation plans other, net	81	11,850				11,931
Tax benefit on share-based compensation plans		1,321				1,321
Repurchases of common stock	(54)	(2,160)				(2,214)
Non-controlling interest assumed					14,197	14,197

Recognition of non-controlling interest redemption liability					(11,773)	(11,773)
Purchase of non-controlling interest					(2,424)	(2,424)
Non-controlling interest					(76)	(76)
Redeemable non-controlling interest					(230)	(230)

Balance at August 29, 2015	$50,560	$68,400	$976,181	$(191,390)	$391	$904,142

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	August 29, 2015	August 30, 2014
Cash flows from operating activities:
Net income including non-controlling interests	$61,997	$39,359
Loss from discontinued operations, net of tax	1,300	—

Adjustments to reconcile net income including non-controlling interests and loss from discontinued operations, net of tax to net cash provided by (used in) operating activities:
Depreciation	35,696	34,727
Amortization	20,046	17,311
Deferred income taxes	4,775	(78)
(Income) from equity method investments, net of dividends received	(4,157)	(2,958)
Share-based compensation	10,325	10,163
Excess tax benefit from share-based compensation	(1,321)	(3,123)
Non-cash charge for the sale of inventories revalued at the date of acquisition	2,416	—
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	15,860	(18,390)
Inventories	(19,955)	(63,071)
Other assets	2,241	(25,612)
Trade payables	10,557	26,372
Accrued compensation	(4,617)	(31,116)
Other accrued expenses	4,705	11,969
Income taxes payable	1,714	(4,001)
Accrued / prepaid pensions	(6,565)	(12,610)
Other liabilities	(3,262)	(5,886)
Other	21,289	14,387

Net cash provided by (used in) operating activities	153,044	(12,557)

Cash flows from investing activities:
Purchased property, plant and equipment	(48,638)	(116,213)
Purchased businesses, net of cash acquired	(217,572)	(151)
Proceeds from sale of property, plant and equipment	1,529	781

Net cash used in investing activities	(264,681)	(115,583)

Cash flows from financing activities:
Proceeds from long-term debt	357,000	235,000
Repayment of long-term debt	(207,500)	(174,000)
Net proceeds from (payments on) notes payable	(2,114)	10,390
Dividends paid	(19,174)	(17,052)
Proceeds from stock options exercised	4,342	6,331
Excess tax benefit from share-based compensation	1,321	3,123
Repurchases of common stock	(2,214)	(15,501)

Net cash provided by financing activities	131,661	48,291

Effect of exchange rate changes	(6,478)	272

Net change in cash and cash equivalents	13,546	(79,577)

Cash used in operating activities of discontinued operations	(5,294)	—

Net change in cash and cash equivalents	8,252	(79,577)
Cash and cash equivalents at beginning of period	77,569	155,121

Cash and cash equivalents at end of period	$85,821	$75,544

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$153	$127
Cash paid for interest, net of amount capitalized of $91 and $2,461 for the periods ended August 29, 2015 and August 30, 2014, respectively	$19,735	$17,169
Cash paid for income taxes, net of refunds	$23,748	$13,118

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

New Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory.” This Update requires a company to measure inventory within the scope of this Update (inventory measured using first-in, first-out (“FIFO”) or average cost) at the lower of cost and net realizable value methods. Subsequent measurement is unchanged for inventory measured using the last-in, first-out (“LIFO”) or retail inventory method. Our effective date for adoption is our fiscal year beginning December 3, 2017. We are evaluating the effect that ASU No. 2015-11 will have on our condensed consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Subtopic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient thus eliminating the diversity that currently exists in the disclosure of these assets. Our effective date for adoption is our fiscal year beginning December 4, 2016. We are evaluating the effect that ASU No. 2015-07 will have on our condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. Early application as of the original effective date is permitted under ASU 2015-14. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The acquisition fair value measurement was preliminary as of August 29, 2015, subject to the completion of the valuation of Tonsan Adhesive Inc. and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the fourth quarter of 2015.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation February 28, 2015	Purchase Price and Fair Value Adjustments	Preliminary Valuation August 29, 2015
Current assets	$50,922	$(500)	$50,422
Property, plant and equipment	58,549	(1,022)	57,527
Goodwill	155,232	(4,913)	150,319
Other intangibles
Developed technology	18,500	100	18,600
Customer relationships	12,400	13,300	25,700
Trademarks/trade names	10,900	100	11,000
Other assets	139	13,819	13,958
Current liabilities	(30,590)	(2,210)	(32,800)
Other liabilities	(49,497)	(17,531)	(67,028)
Redeemable non-controlling interests	(10,630)	(1,143)	(11,773)

Total purchase price	$215,925	$—	$215,925

The expected lives of the acquired intangible assets are 7 years for developed technology, 11 years for customer relationships and 14 years for trademarks/trade names.

Based on fair value measurement of the assets acquired and liabilities assumed, we allocated $150,319 to goodwill for the expected synergies from combining Tonsan with our existing business. The goodwill was assigned to our Asia Pacific operating segment.

We have analyzed Tonsan’s results of operations and concluded that it does not represent a material business combination. Therefore, unaudited pro forma consolidated results of operations, as if the acquisition of Tonsan had occurred at the beginning of fiscal 2015, have not been presented.

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

Divestitures

Central America Paints: On August 6, 2012 we completed the sale of our Central America Paints business to Compania Global de Pinturas S.A., a company of Inversiones Mundial S.A. The assets and liabilities of this business are presented on the Consolidated Balance Sheets as assets and liabilities of discontinued operations. A portion of the cash proceeds was determined to be contingent consideration, pending resolution of purchase agreement contingencies. The contingent consideration was valued at fair value based on level 3 inputs. The original contingent consideration in the amount of $5,000 was included in current liabilities of discontinued operations in the Consolidated Balance Sheets at November 29, 2014. On June 15, 2015, we entered into an agreement to settle various matters related to the divesture of the Paints business, including the settlement of the contingent consideration, for $8,000. As a result of this agreement, we recorded a loss from discontinued operations, net of tax of $1,300, in the second quarter of 2015. We paid $8,000 related to this agreement in the third quarter of 2015.

Note 3: Accounting for Share-Based Compensation

Overview: We have various share-based compensation programs, which provide for equity awards including stock options, restricted stock shares, restricted stock units and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 29, 2014.

Grant-Date Fair Value: We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an award. There were no options granted during the third quarter of 2015. The fair value of options granted during the 39 weeks ended August 29, 2015 and during the 13 weeks and 39 weeks ended August 30, 2014 were calculated using the following weighted average assumptions:

	13 Weeks Ended	39 Weeks Ended
	August 30, 2014	August 29, 2015	August 30, 2014
Expected life (in years)	4.75	4.61	4.75
Weighted-average expected volatility	31.68%	30.91%	34.13%
Expected volatility	31.68%	25.50% - 31.67%	31.68% - 37.06%
Risk-free interest rate	1.61%	1.26%	1.52%
Expected dividend yield	0.96%	1.17%	0.82%
Weighted-average fair value of grants	$12.89	$10.21	$14.19

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

Total share-based compensation expense of $3,006 and $3,015 was included in our Condensed Consolidated Statements of Income for the 13 weeks ended August 29, 2015 and August 30, 2014, respectively. Total share-based compensation expense of $10,325 and $10,163 was included in our Condensed Consolidated Statements of Income for the 39 weeks ended August 29, 2015 and August 30, 2014, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the 13 weeks ended August 29, 2015 and August 30, 2014 there was $411 and $673 of excess tax benefit recognized, respectively. For the 39 weeks ended August 29, 2015 and August 30, 2014 there was $1,321 and $3,123 of excess tax benefit recognized, respectively.

As of August 29, 2015, there was $8,459 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock shares was $1,420 which is expected to be recognized over a weighted-average period of 0.7 years. Unrecognized compensation costs related to unvested restricted stock units was $6,687 which is expected to be recognized over a weighted-average period of 1.2 years.

Share-based Activity

A summary of option activity as of August 29, 2015 and changes during the 39 weeks then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 29, 2014	2,534,473	$30.39
Granted	704,180	41.17
Exercised	(261,914)	22.69
Forfeited or cancelled	(88,971)	42.15

Outstanding at August 29, 2015	2,887,768	$33.36

There were no options granted during the 13 weeks ended August 29, 2015. The total fair values of options granted during the 13 weeks ended August 30, 2014 were $73. Total intrinsic values of options exercised during the 13 weeks ended August 29, 2015 and August 30, 2014 were $1,565 and $1,925, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair values of options granted during the 39 weeks ended August 29, 2015 and August 30, 2014 were $7,189 and $5,972, respectively. Total intrinsic values of options exercised during the 39 weeks ended August 29, 2015 and August 30, 2014 were $5,114 and $6,855, respectively. Proceeds received from option exercises during the 13 weeks ended August 29, 2015 and August 30, 2014 were $391 and $1,680, respectively and $4,342 and $6,331 during the 39 weeks ended August 29, 2015 and August 30, 2014, respectively.

A summary of nonvested restricted stock as of August 29, 2015 and changes during the 39 weeks then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0
Granted	142,260	—	142,260	41.00	1.4
Vested	(82,333)	(67,294)	(149,627)	37.53	—
Forfeited	(9,814)	(8,882)	(18,696)	40.05	1.1

Nonvested at August 29, 2015	238,774	112,446	351,220	$42.24	1.0

Total fair values of restricted stock vested during the 13 weeks ended August 29, 2015 and August 30, 2014 were $57 and $217, respectively. Total fair values of restricted stock vested during the 39 weeks ended August 29, 2015 and August 30, 2014 were $6,121 and $8,758, respectively. The total fair value of nonvested restricted stock at August 29, 2015 was $14,836.

We repurchased 193 and 1,095 restricted stock shares during the 13 weeks ended August 29, 2015 and August 30, 2014, respectively and 54,196 and 67,407 during the 39 weeks ended August 29, 2015 and August 30, 2014, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of August 29, 2015, and changes during the 39 weeks then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 29, 2014	342,547	52,303	394,850
Participant contributions	15,136	3,614	18,750
Company match contributions[1]	21,519	361	21,880
Payouts	(325)	(10,580)	(10,905)

Units outstanding August 29, 2015	378,877	45,698	424,575

[1]	The non-employee directors’ company match includes 20,005 deferred compensation units paid as discretionary awards to all non-employee directors in the third quarter of 2015.

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Weighted-average common shares - basic	50,421	50,053	50,318	49,973
Equivalent shares from share-based compensations plans	1,109	1,244	1,142	1,269

Weighted-average common and common equivalent shares - diluted	51,530	51,297	51,460	51,242

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

Options to purchase 1,533,690 and 806,307 shares of common stock at a weighted-average exercise price of $42.88 and $44.97 for the 13 weeks and 39 weeks ended August 29, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 416,544 and 410,278 shares of common stock at a weighted-average exercise price of $48.89 and $48.93 for the 13 weeks and 39 weeks ended August 30, 2014, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	13 Weeks Ended August 29, 2015				13 Weeks Ended August 30, 2014
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net

Net income including non-controlling interests			$26,807	$79			$3,987	$97
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(10,621)	—	(10,621)	(98)	$(9,346)	—	(9,346)	2

Reclassification to earnings:
Defined benefit pension plans adjustment²	2,325	$(798)	1,527		1,658	$(639)	1,019
Interest rate swap³	15	(5)	10		15	(4)	11
Cash-flow hedges³	—	—	—		62	(14)	48

Other comprehensive income (loss)	$(8,281)	$(803)	(9,084)	(98)	$(7,611)	$(657)	(8,268)	2

Comprehensive income (loss)			$17,723	$(19)			$(4,281)	$99

	39 Weeks Ended August 29, 2015				39 Weeks Ended August 30, 2014
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net

Net income including non-controlling interests			$61,689	$308			$39,095	$264

Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(48,625)	—	(48,625)	(14)	$(10,173)	—	(10,173)	(1)
Reclassification to earnings:

Defined benefit pension plans adjustment²	6,976	$(2,394)	4,582		4,984	$(1,926)	3,058
Interest rate swap³	37	(7)	30		43	(12)	31
Cash-flow hedges³	(31)	6	(25)		115	(35)	80

Other comprehensive income (loss)	$(41,643)	$(2,395)	(44,038)	(14)	$(5,031)	$(1,973)	(7,004)	(1)

Comprehensive income (loss)			$17,651	$294			$32,091	$263

¹	Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.
²	Loss reclassified from AOCI into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.
³	Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss follow:

	August 29, 2015
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(37,455)	$(37,420)	$(35)

Defined benefit pension plans adjustment, net of taxes of $60,593	(153,947)	(153,947)	—
Interest rate swap, net of taxes of $14	(23)	(23)	—

Accumulated other comprehensive income (loss)	$(191,425)	$(191,390)	$(35)

	November 29, 2014
	Total	H.B. Fuller Stockholders	Non-controlling Interests

Foreign currency translation adjustment	$11,184	$11,205	$(21)
Defined benefit pension plans adjustment, net of taxes of $84,604	(158,529)	(158,529)	—
Interest rate swap, net of taxes of $21	(53)	(53)	—
Cash-flow hedges, net of taxes of $15	25	25	—

Accumulated other comprehensive income (loss)	$(147,373)	$(147,352)	$(21)

Note 6: Special Charges, net

The integration of the Forbo industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the 13 weeks ended August 29, 2015 and August 30, 2014, we incurred special charges, net of $1,297 and $12,343, respectively, for costs related to the Business Integration Project. During the 39 weeks ended August 29, 2015 and August 30, 2014, we incurred special charges, net of $4,592 and $37,615, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Acquisition and transformation related costs	$48	$1,864	$595	$6,150
Workforce reduction costs	216	(55)	2	2,903
Facility exit costs	1,043	8,802	3,683	21,254
Other related costs	(10)	1,732	312	7,308

Special charges, net	$1,297	$12,343	$4,592	$37,615

Acquisition and transformation related costs of $48 for the 13 weeks ended August 29, 2015 and $1,864 for the 13 weeks ended August 30, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the Forbo industrial adhesives business into our existing operating segments. For the 39 weeks ended August 29, 2015 and August 30, 2014 we incurred acquisition and transformation related costs of $595 and $6,150, respectively. During the 13 weeks ended August 29, 2015, we incurred workforce reduction costs of $216, cash facility exit costs of $595 and non-cash facility exit costs of $448 and we recorded a net reversal of other incremental transformation related costs of $10 including the cost of personnel directly working on the integration. During the 13 weeks ended August 30, 2014, we recorded a net reversal of workforce reduction costs of $55 and we incurred cash facility exit costs of $7,340, non-cash facility exit costs of $1,462 and other incremental transformation related costs of $1,732 including the cost of personnel directly working on the integration. During the 39 weeks ended August 29, 2015, we incurred workforce reduction costs of $2, cash facility exit costs of $2,419, non-cash facility exit costs of $1,264 and other incremental transformation related costs of $312 including the cost of personnel directly working on the integration. During the 39 weeks ended August 30, 2014, we incurred workforce reduction costs of $2,903, cash facility exit costs of $16,623, non-cash facility exit costs of $4,631 and other incremental transformation related costs of $7,308 including the cost of personnel directly working on the integration.

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	13 Weeks Ended August 29, 2015 and August 30, 2014
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2015	2014	2015	2014	2015	2014
Service cost	$27	$23	$467	$430	$112	$108
Interest cost	4,081	4,022	1,471	1,920	510	535
Expected return on assets	(6,421)	(5,967)	(2,590)	(2,735)	(1,377)	(1,185)
Amortization:
Prior service cost	8	8	(1)	(1)	(626)	(942)
Actuarial loss (gain)	1,407	1,144	775	775	607	677

Net periodic (benefit) cost	$(898)	$(770)	$122	$389	$(774)	$(807)

	39 Weeks Ended August 29, 2015 and August 30, 2014
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2015	2014	2015	2014	2015	2014
Service cost	$80	$70	$1,447	$1,298	$336	$325
Interest cost	12,242	12,065	4,448	5,737	1,531	1,607
Expected return on assets	(19,262)	(17,900)	(7,830)	(8,161)	(4,132)	(3,556)
Amortization:
Prior service cost	22	22	(3)	(3)	(1,878)	(2,828)
Actuarial loss (gain)	4,221	3,432	2,387	2,331	1,823	2,032

Net periodic (benefit) cost	$(2,697)	$(2,311)	$449	$1,202	$(2,320)	$(2,420)

Note 8: Inventories

The composition of inventories follows:

	August 29,	November 30,
	2015	2014
Raw materials	$130,586	$133,476
Finished goods	151,427	140,014
LIFO reserve	(15,117)	(22,200)

Total inventories	$266,896	$251,290

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

As of August 29, 2015, we had forward foreign currency contracts maturing between September 11, 2015 and February 16, 2016. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $8,546 at August 29, 2015. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

We have interest rate swap agreements to convert $75,000 of our Senior Notes to variable interest rates. The change in fair value of the Senior Notes, attributable to the change in the risk being hedged, was a liability of $3,776 at August 29, 2015 and was included in long-term debt in the Condensed Consolidated Balance Sheets. The fair values of the swaps in total were an asset of $3,829 at August 29, 2015 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of August 29, 2015 resulted in a pretax gain of $62 as the fair value of the interest rate swaps increased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 29, 2015, there were no significant concentrations of credit risk.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities, including defense costs. Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and settlements and judgments in asbestos-related lawsuits. These agreements require, among other things, that we fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in thousands)	August 29, 2015	August 30, 2014	November 29, 2014
Lawsuits and claims settled	6	4	24
Settlement amounts	$463	$190	$1,754
Insurance payments received or expected to be received	$373	$155	$1,357

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

The tables below provide certain information regarding net revenue and segment operating income of each of our operating segments:

	13 Weeks Ended
	August 29, 2015			August 30, 2014
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$218,844	$4,725	$33,549	$237,657	$6,844	$21,854
EIMEA	147,434	4,513	4,553	177,478	4,695	3,139
Asia Pacific	95,877	1,137	6,921	63,847	4,222	897
Construction Products	61,978	119	3,520	47,783	309	2,485

Total	$524,133		$48,543	$526,765		$28,375

	39 Weeks Ended
	August 29, 2015			August 30, 2014
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$651,313	$16,428	$89,146	$684,308	$18,297	$78,949
EIMEA	446,516	12,174	5,478	538,693	13,228	21,735
Asia Pacific	260,971	8,570	11,760	196,842	10,800	4,443
Construction Products	176,756	541	11,887	136,937	1,272	5,777

Total	$1,535,556		$118,271	$1,556,780		$110,904

	13 Weeks Ended		39 Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Segment operating income	$48,543	$28,375	$118,271	$110,904
Special charges, net	(1,297)	(12,343)	(4,592)	(37,615)
Other income (expense), net	(1,040)	(289)	(1,246)	(1,543)
Interest expense	(6,448)	(5,292)	(18,765)	(14,178)

Income from continuing operations before income taxes and income from equity method investments	$39,758	$10,451	$93,668	$57,568

Note 12: Income Taxes

As of August 29, 2015, we had a liability of $5,097 recorded under FASB ASC 740, “Income Taxes” for gross unrecognized tax benefits (excluding interest), compared to $4,787 as of November 29, 2014. As of August 29, 2015, we had accrued $551 of gross interest relating to unrecognized tax benefits. During the third quarter of 2015 our recorded liability for gross unrecognized tax benefits decreased by $402.

Note 13: Goodwill

A summary of goodwill activity for the first nine months of 2015 is presented below:

Balance at November 29, 2014	$255,972
Tonsan Adhesive, Inc. acquisition	150,319
Continental Products Limited acquisition	462
Currency impact	(20,159)

Balance at August 29, 2015	$386,594

Note 14: Fair Value Measurements

The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 29, 2015 and November 29, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	August 29,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,783	$2,783	$—	$—
Derivative assets	9,854	—	9,854	—
Interest rate swaps	3,829	—	3,829	—

Liabilities:
Derivative liabilities	$1,308	$—	$1,308	$—
Contingent consideration liability, continuing operations	37,201	—	—	37,201

	November 29,	Fair Value Measurements Using:
Description	2014	Level 1	Level 2	Level 3
Assets:
Marketable securities	$748	$748	$—	$—
Derivative assets	1,007	—	1,007	—
Interest rate swaps	4,726	—	4,726	—
Cash-flow hedges	5,408	—	5,408	—

Liabilities:
Derivative liabilities	$433	$—	$433	$—
Contingent consideration liability, continuing operations	196	—	—	196
Contingent consideration liability, discontinued operations	5,000	—	—	5,000

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

Under this program, we did not repurchase any shares during the first nine months of 2015 or during the third quarter of 2014. During the first nine months of 2014 we repurchased shares under this program, with an aggregate value of $12,254. Of this amount, $250 reduced common stock and $12,004 reduced additional paid-in capital.

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

As of August 29, 2015 the redeemable non-controlling interests were:

Total
Balance at November 29, 2014	$4,654
Non-controlling interest assumed	11,773
Recognition of non-controlling interest redemption liability	(11,773)
Net income (loss) attributed to redeemable non-controlling interest	230
Foreign currency translation adjustment	(541)

Balance at August 29, 2015	$4,343

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2014 for important background information related to our business.

Net revenue in the third quarter of 2015 decreased 0.5 percent from the third quarter of 2014. Sales volume increased 6.2 percent and product pricing increased 0.5 percent compared to the third quarter of last year. A weaker Euro, Turkish lira, Indian rupee, Canadian dollar and Australian dollar compared to the U.S. dollar, for the third quarter of 2015 compared to the third quarter of 2014 were the main drivers of a negative 7.2 percent currency effect. Gross profit margin increased 420 basis points primarily due to lower raw material and delivery costs in 2015 and costs associated with the implementation of our ERP system which we refer to as “Project ONE” and production inefficiencies related to the Business Integration Project in 2014. We incurred special charges, net of $1.3 million for costs related to the Business Integration Project in the third quarter of 2015 and $12.3 million in the third quarter of 2014.

Net income attributable to H.B. Fuller in the third quarter of 2015 was $26.8 million as compared to $4.0 million in the third quarter of 2014. On a diluted earnings per share basis, the third quarter of 2015 was $0.52 per share as compared to $0.08 per share for the same period last year.

Net revenue in the first nine months of 2015 decreased 1.4 percent compared to the first nine months of 2014. Sales volume increased 4.4 percent and product pricing increased 0.6 percent compared to the same period last year. A weaker Euro, Turkish lira, Indian rupee, Canadian dollar and Australian dollar compared to the U.S. dollar, for the first nine months of 2015 compared to the first nine months of 2014 were the main drivers of a negative 6.4 percent currency effect. Gross profit margin increased 110 basis points mainly due to production inefficiencies related to the Business Integration Project and implementation of our ERP system in 2014. We incurred special charges, net of $4.6 million for costs related to the Business Integration Project in the first nine months of 2015 and $37.6 million in the first nine months of 2014. The first nine months of 2015 included a loss from discontinued operations, net of tax of $1.3 million.

Net income attributable to H.B. Fuller in the first nine months of 2015 was $61.7 million as compared to $39.1 million in the first nine months of 2014. On a diluted earnings per share basis, the first nine months of 2015 was $1.20 per share as compared to $0.76 per share for the same period last year.

Results of Operations

Net revenue:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$524.1	$526.8	(0.5%)	$1,535.6	$1,556.8	(1.4%)

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and large acquisitions. The product pricing/sales volume variance and small acquisitions such as Tonsan Adhesive, Inc., Continental Products Limited and ProSpec construction products are viewed as constant currency growth. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2015 compared to the same periods in 2014:

	13 Weeks Ended August 29, 2015	39 Weeks Ended August 29, 2015
	vs August 30, 2014	vs August 30, 2014
Product pricing	0.5%	0.6%
Sales volume	6.2%	4.4%
Currency	(7.2%)	(6.4%)

	(0.5%)	(1.4%)

Constant currency growth, which we define as the combined variances from product pricing, sales volume and small acquisitions was 6.7 percent in the third quarter of 2015 compared to the third quarter of 2014. Sales volume increased 6.2 percent and product pricing increased 0.5 percent compared to last year. The 6.7 percent constant currency growth in the third quarter of 2015 was driven by 57.0 percent growth in Asia Pacific, 29.7 percent growth in Construction Products and 0.6 percent growth in EIMEA partially offset by a decrease in Americas Adhesives of 6.8 percent. The negative 7.2 percent currency impact was primarily driven by the devaluation of the Euro, Turkish lira, Indian rupee, Canadian dollar and Australian dollar compared to the U.S. dollar.

Constant currency growth was 5.0 percent in first nine months of 2015 compared to the first nine months of 2014. Sales volume increased 4.4 percent and product pricing increased 0.6 percent compared to last year. The 5.0 percent constant currency growth in first nine months of 2015 was driven by 37.4 percent growth in Asia Pacific and 29.1 percent growth in Construction Products, partially offset by decreases in Americas Adhesives of 3.9 percent and EIMEA of 1.6 percent. The negative 6.4 percent currency impact was primarily driven by the devaluation of the Euro, Turkish lira, Indian rupee, Canadian dollar and Australian dollar compared to the U.S. dollar.

Cost of sales:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Raw materials	$288.2	$307.1	(6.1%)	$862.2	$892.9	(3.4%)
Other manufacturing costs	89.1	94.5	(5.8%)	261.4	263.0	(0.6%)

Cost of sales	$377.3	$401.6	(6.1%)	$1,123.6	$1,155.9	(2.8%)
Percent of net revenue	72.0%	76.2%		73.2%	74.3%

Cost of sales in the third quarter of 2015 compared to third quarter of 2014 decreased 420 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 330 basis points compared to last year due to lower raw material costs and sales mix. Other manufacturing costs as a percentage of revenue decreased 90 basis points compared to last year primarily due to lower delivery costs.

Cost of sales in the first nine months of 2015 compared to first nine months of 2014 decreased 110 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 120 basis points compared to last year due to lower raw material costs and sales mix. Other manufacturing costs as a percentage of revenue increased 10 basis points compared to last year mainly due to production inefficiencies related to the Business Integration Project partially offset by lower delivery costs.

Gross profit:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Gross profit	$146.8	$125.2	17.3%	$412.0	$400.9	2.8%
Percent of net revenue	28.0%	23.8%		26.8%	25.7%

Gross profit in the third quarter of 2015 increased $21.6 million or 17.3 percent and gross profit margin increased 420 basis points compared to the third quarter of 2014. Reduced raw material costs and better sales mix in the third quarter of 2015 resulted in the increase in gross profit.

Gross profit in the first nine months of 2015 increased $11.1 million or 2.8 percent and gross profit margin increased 110 basis points compared to the first nine months of 2014. Lower raw material costs and better sales mix partially offset by the impact of the inventory step up related to our recent acquisitions are the main drivers to the increase in gross margin.

Selling, general and administrative (SG&A) expenses:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
SG&A	$98.3	$96.8	1.6%	$293.7	$290.0	1.3%
Percent of net revenue	18.8%	18.4%		19.1%	18.6%

SG&A expenses for the third quarter of 2015 increased $1.5 million or 1.6 percent, compared to the third quarter of 2014 mainly due to incremental expenses from the Tonsan and ProSpec acquisitions partially offset by lower expenses related to Project ONE and foreign currency exchange rate benefits.

SG&A expenses for the first nine months of 2015 increased $3.7 million or 1.3 percent, compared to the first nine months of 2014 due to incremental expenses from the Tonsan and ProSpec acquisitions partially offset by lower expenses related to Project ONE and foreign currency exchange rate benefits.

Special charges, net:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Special charges, net	$1.3	$12.3	(89.5%)	$4.6	$37.6	(87.8%)

The following table provides detail of special charges, net:

	13 Weeks Ended		39 Weeks Ended
	August 29,	August 30,	August 29,	August 30,
($ in millions)	2015	2014	2015	2014
Acquisition and transformation related costs	$0.1	$1.9	$0.6	$6.1
Workforce reduction costs	0.2	(0.1)	—	2.9
Facility exit costs	1.0	8.8	3.7	21.3
Other related costs	—	1.7	0.3	7.3

Special charges, net	$1.3	$12.3	$4.6	$37.6

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

During the 13 weeks ended August 29, 2015 and August 30, 2014, we incurred special charges, net of $1.3 million and $12.3 million respectively, for costs related to the Business Integration Project. During the 39 weeks ended August 29, 2015 and August 30, 2014, we incurred special charges, net of $4.6 million and $37.6 million respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $0.1 million for the 13 weeks ended August 29, 2015 and $1.9 million for the 13 weeks ended August 30, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 13 weeks ended August 29, 2015, we incurred workforce reduction costs of $0.2 million, cash facility exit costs of $0.6 million and non-cash facility exit costs of $0.4 million. During the 13 weeks ended August 30, 2014, we recorded a net reversal of workforce reduction costs of $0.1 million and incurred cash facility exit costs of $7.3 million, non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $1.7 million including the cost of personnel directly working on the integration.

Acquisition and transformation related costs of $0.6 million for the 39 weeks ended August 29, 2015 and $6.1 million for the 39 weeks ended August 30, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments. During the 39 weeks ended August 29, 2015, we incurred cash facility exit costs of $2.4 million and non-cash facility exit costs of $1.3 million and other incremental transformation related costs of $0.3 million including the cost of personnel directly working on the integration. During the 39 weeks ended August 30, 2014, we incurred workforce reduction costs of $2.9 million, cash facility exit costs of $16.6 million, non-cash facility exit costs of $4.7 million and other incremental transformation related costs of $7.3 million including the cost of personnel directly working on the integration.

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

	13 Weeks Ended		39 Weeks Ended
	August 29,	August 30,	August 29,	August 30,
($ in millions)	2015	2014	2015	2014
Americas Adhesives	$—	$0.4	$(0.9)	$1.7
EIMEA	1.3	11.0	5.2	32.7
Asia Pacific	—	0.5	—	1.9
Company-wide	—	0.4	0.3	1.3

Special Charges, net	$1.3	$12.3	$4.6	$37.6

The benefits of the Business Integration Project are expected to be substantial. We have plans to create annual cash cost savings and other cash pretax profit improvement benefits aggregating to $90.0 million when the various integration activities are complete. The Business Integration Project activities were expected to improve the EBITDA margin of the global business from just under 11 percent in 2011 to a target level of 15 percent by 2015. For the quarter ended August 29, 2015 and August 30, 2014, we achieved EBITDA margin of 12.9 percent and 8.6 percent, respectively. For the nine months ended August 29, 2015 and August 30, 2014, we achieved EBITDA margin of 11.3 percent and 10.2 percent, respectively. The achievement of the cost savings will be delayed due to project delays and higher than expected implementation costs. We now believe that the 15 percent EBITDA margin goal will be achieved in 2016.

We originally estimated the total costs of the Business Integration Project to be approximately $125.0 million. Primarily due to delays in completing the EIMEA portion of the project, we now expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of August 29, 2015 for the Business Integration Project:

Costs Incurred
Inception-to-Date
($ in millions)	as of August 29, 2015
Acquisition and transformation related costs	$43.0
Work force reduction costs	41.1
Cash facility exit costs	40.4
Non-cash facility exit costs	17.4
Other related costs	19.3

Business Integration Project	$161.2

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

Other income (expense), net:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Other income (expense), net	$(1.0)	$(0.3)	NMP	$(1.2)	$(1.5)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2015 included $1.3 million of currency translation and re-measurement losses offset by $0.2 million of net financing income and $0.1 million of interest income. Other income (expense), net in the third quarter of 2014 included $0.5 million of currency translation and re-measurement losses offset by $0.1 million of interest income and $0.1 million of gains on disposal of fixed assets.

Other income (expense), net for the first nine months of 2015 included $2.1 million of currency translation and re-measurement losses offset by $0.5 million of net financing income, $0.2 million of interest income and $0.2 million of gains on disposal of fixed assets. Other income (expense), net for the first nine months of 2014 included $2.4 million of currency translation and re-measurement losses offset by $0.5 million of net financing income, $0.3 million of interest income and $0.1 million of gains on disposal of fixed assets.

Interest expense:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Interest expense	$6.4	$5.3	21.8%	$18.8	$14.2	32.4%

Interest expense in the third quarter of 2015 as compared to the same period last year was higher due to higher average debt balances related to the Tonsan acquisition and lower capitalized interest, offset by lower average interest rates. We capitalized a minimal amount of interest expense in the third quarter of 2015 compared to $0.5 million in the same period last year.

Interest expense for the first nine months of 2015 as compared to the same period last year was higher due to higher average debt balances and lower capitalized interest, offset by lower average interest rates. We capitalized $0.1 million of interest expense in the first nine months of 2015 compared to $2.5 million in the same period last year.

Income taxes:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Income taxes	$14.4	$8.0	78.9%	$34.5	$23.4	47.5%
Effective tax rate	36.1%	76.9%		36.9%	40.7%

Income tax expense of $14.4 million in the third quarter of 2015 includes $0.3 million of discrete tax benefit and $0.2 million of tax benefits relating to the special charges for costs related to the Business Integration Project. Excluding the discrete tax benefit and the effects of items included in special charges, the overall effective tax rate was 36.2 percent.

Income tax expense of $34.5 million in the first nine months of 2015 includes $0.5 million of discrete tax benefits and $0.6 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 36.3 percent.

Income from equity method investments:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Income from equity method investments	$1.5	$1.7	(10.1%)	$4.2	$5.2	(20.1%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter of 2015 compared to the third quarter of 2014 is primarily related to the weakening of the Japanese yen compared to the U.S. dollar.

The lower income for the first nine months compared to the first nine months of 2014 is primarily related to lower profitability of the Sekisui-Fuller joint venture and to the weakening of the Japanese yen compared to the U.S. dollar.

Loss from discontinued operations, net of tax:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Loss from discontinued operations, net of tax	$—	$—	NMP	$(1.3)	$—	NMP

NMP = Non-meaningful percentage

The loss from discontinued operations, net of tax, relates to our Central America Paints business, which we sold on August 6, 2012. In the second quarter of 2015, we increased our contingent consideration liability $2.1 million and adjusted the related deferred income tax. See Note 2 to the Condensed Consolidated Financial Statements.

Net income attributable to non-controlling interests:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.3)	$(0.3)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net income attributable to H.B. Fuller	$26.8	$4.0	572.4%	$61.7	$39.1	57.8%
Percent of net revenue	5.1%	0.8%		4.0%	2.5%

The net income attributable to H.B. Fuller for the third quarter of 2015 was $26.8 million compared to $4.0 million for the third quarter of 2014. The third quarter of 2015 included $1.3 million of special charges, net ($1.1 million after tax) for costs related to the Business Integration Project. The third quarter of 2014 included $12.3 million of special charges, net ($10.9 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the third quarter of 2015 was $0.52 per share as compared to $0.08 per share for the third quarter of 2014.

The net income attributable to H.B. Fuller for the first nine months of 2015 was $61.7 million compared to $39.1 million for the first nine months of 2014. The first nine months of 2015 included $4.6 million of special charges, net ($3.9 million after tax) for costs related to the Business Integration Project and a loss from discontinued operations, net of tax of $1.3 million. The first nine months of 2014 included $37.6 million of special charges, net ($32.3 million after tax) for costs related to the Business Integration Project. The diluted earnings per share for the first nine months of 2015 was $1.20 per share as compared to $0.76 per share for the first nine months of 2014.

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

Net Revenue by Segment:

	13 Weeks Ended				39 Weeks Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$218.8	42%	$237.7	45%	$651.3	42%	$684.3	44%
EIMEA	147.4	28%	177.5	34%	446.5	29%	538.7	35%
Asia Pacific	95.9	18%	63.8	12%	261.0	17%	196.8	12%
Construction Products	62.0	12%	47.8	9%	176.8	12%	137.0	9%

Total	$524.1	100%	$526.8	100%	$1,535.6	100%	$1,556.8	100%

Segment Operating Income:

	13 Weeks Ended				39 Weeks Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$33.5	69%	$21.9	77%	$89.1	75%	$79.0	71%
EIMEA	4.6	10%	3.1	11%	5.5	5%	21.7	20%
Asia Pacific	6.9	14%	0.9	3%	11.8	10%	4.4	4%
Construction Products	3.5	7%	2.5	9%	11.9	10%	5.8	5%

Total	$48.5	100%	$28.4	100%	$118.3	100%	$110.9	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	13 Weeks Ended		39 Weeks Ended
	August 29,	August 30,	August 29,	August 30,
($ in millions)	2015	2014	2015	2014
Segment operating income	$48.5	$28.4	$118.3	$110.9
Special charges, net	(1.3)	(12.3)	(4.6)	(37.6)
Other income (expense), net	(1.0)	(0.3)	(1.2)	(1.5)
Interest expense	(6.4)	(5.3)	(18.8)	(14.2)

Income from continuing operations before income taxes and income from equity method investments	$39.8	$10.5	$93.7	$57.6

Americas Adhesives

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$218.8	$237.7	(7.9%)	$651.3	$684.3	(4.8%)
Segment operating income	$33.5	$21.9	53.5%	$89.1	$79.0	12.9%
Segment profit margin %	15.3%	9.2%		13.7%	11.5%

The following tables provide details of the Americas Adhesives net revenue variances:

	13 Weeks Ended August 29, 2015	39 Weeks Ended August 29, 2015
	vs August 30, 2014	vs August 30, 2014
Constant currency growth	(6.8%)	(3.9%)
Currency	(1.1%)	(0.9%)

Total	(7.9%)	(4.8%)

Net revenue decreased 7.9 percent in the third quarter of 2015 compared to the third quarter of 2014. The 6.8 percent decrease in constant currency growth was attributable to a 7.8 percent decrease in sales volume partially offset by a 1.0 percent increase in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 1.1 percent decrease in net revenue. Sales volume was down due to generally soft end markets and residual impacts of the Project ONE implementation. In addition, shipping delays caused by Project ONE implementation in the second quarter of 2014 resulted in higher sales volumes in the third quarter of 2014. As a percentage of net revenue, raw material costs decreased 530 basis points mainly due to reduction in raw material costs. Other manufacturing costs as a percentage of net revenue decreased 60 basis points mainly due to lower production and delivery costs compared to the third quarter of last year that was negatively impacted by the Project ONE implementation. Segment operating income increased 53.5 percent and segment profit margin as a percentage of net revenue increased 610 basis points in the third quarter compared to the third quarter last year.

Net revenue decreased 4.8 percent in the first nine months of 2015 compared to the first nine months of 2014. The 3.9 percent decrease in constant currency growth was attributable to a 4.6 percent decrease in sales volume partially offset by a 0.7 percent increase in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.9 percent decrease in net revenue. Sales volume was down due to generally soft end markets and residual impacts of the Project ONE implementation. As a percentage of net revenue, raw material costs decreased 180 basis points mainly due to reduction in raw material costs. Other manufacturing costs as a percentage of net revenue decreased 40 basis points compared to the first nine months of 2014. Segment operating income increased 12.9 percent and segment profit margin as a percentage of net revenue increased 220 basis points compared to the first nine months of last year.

EIMEA

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$147.4	$177.5	(16.9%)	$446.5	$538.7	(17.1%)
Segment operating income	$4.6	$3.1	45.1%	$5.5	$21.7	(74.8%)
Segment profit margin%	3.1%	1.8%		1.2%	4.0%

The following table provides details of the EIMEA net revenue variances:

	13 Weeks Ended August 29, 2015	39 Weeks Ended August 29, 2015
	vs August 30, 2014	vs August 30, 2014
Constant currency growth	0.6%	(1.6%)
Currency	(17.5%)	(15.5%)

Total	(16.9%)	(17.1%)

Net revenue decreased 16.9 percent in the third quarter of 2015 compared to the third quarter of 2014. Sales volume increased 0.7 percent and product pricing decreased 0.1 percent. The negative currency effect of 17.5 percent was primarily the result of a weaker Euro, Indian rupee and Turkish lira compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region. Sales volume growth was generated in the emerging markets, mainly in India. Raw material cost as a percentage of net revenue decreased 90 basis points in the third quarter compared to the third quarter last year primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 50 basis points lower compared last year. As a result, segment operating income increased 45.1 percent and segment profit margin increased 130 basis points compared to the third quarter last year.

Net revenue decreased 17.1 percent in the first nine months of 2015 compared to the first nine months of 2014. Sales volume decreased 1.7 percent partially offset by a 0.1 percent increase in product pricing. The negative currency effect of 15.5 percent was primarily the result of a weaker Euro, Indian rupee and Turkish lira compared to the U.S. dollar. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies related to the Business Integration Project in the first half of 2015. Sales volume growth was generated in the emerging markets, mainly in India, Turkey, Middle East and Egypt. Raw material cost as a percentage of net revenue increased 30 basis points in the first nine months compared to the first nine months last year primarily due to sales mix and higher raw material costs in the first quarter of 2015. Other manufacturing costs as a percentage of net revenue were 200 basis points higher than last year mainly driven by lower revenue and production inefficiencies related to the Business Integration Project in the first half of 2015. As a result, segment operating income decreased 74.8 percent and segment profit margin decreased 280 basis points compared to the first nine months last year.

Asia Pacific

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$95.9	$63.8	50.2%	$261.0	$196.8	32.6%
Segment operating income	$6.9	$0.9	671.6%	$11.8	$4.4	164.7%
Segment profit margin %	7.2%	1.4%		4.5%	2.3%

The following table provides details of Asia Pacific net revenue variances:

	13 Weeks Ended August 29, 2015	39 Weeks Ended August 29, 2015
	vs August 30, 2014	vs August 30, 2014
Constant currency growth	57.0%	37.4%
Currency	(6.8%)	(4.8%)

Total	50.2%	32.6%

Net revenue in the third quarter of 2015 increased 50.2 percent compared to the third quarter of last year. The 57.0 percent increase in constant currency growth was attributable to a 58.6 percent increase in sales volume partially offset by a 1.6 percent decrease in product pricing. All Asian markets showed growth compared to the third quarter of last year, driven by Southeast Asia, our legacy business in Greater China and the impact of the Tonsan acquisition. Negative currency effects of 6.8 percent compared to the third quarter of last year were primarily driven by the weaker Australian dollar and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 550 basis points compared to the third quarter of last year due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased 180 basis points compared to the third quarter of last year mainly due to increased revenue and manufacturing efficiencies. Segment operating income increased 671.6 percent and segment profit margin increased 580 basis points compared to the third quarter of last year.

Net revenue in the first nine months of 2015 increased 32.6 percent compared to the first nine months of 2014. The 37.4 percent increase in constant currency growth was attributable to a 37.9 percent increase in sales volume while product pricing decreased 0.5 percent. All Asian markets showed growth compared to the first nine months of last year, driven by Southeast Asia and Greater China which included the impact of the Tonsan acquisition. Negative currency effects of 4.8 percent compared to last year were primarily driven by the weaker Australian dollar and

Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 380 basis points compared to the first nine months of last year due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased 100 basis points compared to the first nine months of last year mainly due to increased revenue and manufacturing efficiencies. Segment operating income increased 164.7 percent and segment profit margin increased 220 basis points compared to the first nine months of last year.

Construction Products

	13 Weeks Ended			39 Weeks Ended
	August 29,	August 30,	2015 vs	August 29,	August 30,	2015 vs
($ in millions)	2015	2014	2014	2015	2014	2014
Net revenue	$62.0	$47.8	29.7%	$176.8	$137.0	29.1%
Segment operating income	$3.5	$2.5	41.6%	$11.9	$5.8	105.8%
Segment profit margin %	5.7%	5.2%		6.7%	4.2%

The following tables provide details of the Construction Products net revenue variances:

	13 Weeks Ended August 29, 2015	39 Weeks Ended August 29, 2015
	vs August 30, 2014	vs August 30, 2014
Constant currency growth	29.7%	29.1%

Net revenue increased 29.7 percent in the third quarter of 2015 compared to the third quarter of 2014. The increase was driven by 26.2 percent increase in sales volume and a 3.5 percent increase in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners and the addition of the ProSpec construction products business acquired in the fourth quarter of 2014. The increase in pricing is mainly due to price increases related to certain product lines in certain channels. Raw material cost as a percentage of net revenue was 90 basis points higher in the third quarter of 2015 compared to last year primarily due to a change in product mix. Other manufacturing costs as a percentage of net revenue were 10 basis points higher in the third quarter of 2015 compared to the third quarter of last year. Segment operating income increased 41.6 percent and segment profit margin increased 50 basis points in the third quarter compared to the third quarter last year.

Net revenue increased 29.1 percent in the first nine months of 2015 compared to the first nine months of 2014. The increase was driven by 25.5 percent increase in sales volume and a 3.6 percent increase in product pricing. The increase in sales volume was primarily attributed to continued market share gains with several key retail partners and the addition of the ProSpec construction products business acquired in the fourth quarter of 2014. The increase in pricing is mainly due to price increases related to certain product lines in certain channels. Raw material cost as a percentage of net revenue was 50 basis points higher in the first nine months of 2015 compared to last year primarily due to a change in product mix. Other manufacturing costs as a percentage of net revenue decreased 20 basis points compared to the first nine months of last year mainly driven by higher revenue and operation efficiencies. Segment operating income increased 105.8 percent and segment profit margin increased 250 basis points in the first nine months compared to the first nine months last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 29, 2015 were $85.8 million as compared to $77.6 million as of November 29, 2014 and $75.5 million as of August 30, 2014. Of the $85.8 million in cash and cash equivalents as of August 29, 2015, $68.0 million was held outside the United States. Total long and short-term debt was $727.6 million as of August 29, 2015, $574.9 million as of November 29, 2014 and $562.9 million as of August 30, 2014. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 44.6 percent as of August 29, 2015 as compared to 39.2 percent as of November 29, 2014 and 37.2 percent as of August 30, 2014.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 29, 2015, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 29, 2015
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	9.5

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.75	3.1

•	TTM = Trailing 12 months

•	EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) taxes, (iii) depreciation and amortization, (iv) non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges, (vii) [reserved], (viii) cash expenses incurred during fiscal years 2013 through 2015 in connection with facilities consolidation, restructuring and integration, discontinuance of operations, work force reduction, sale or abandonment of assets other than inventory, and professional and other fees incurred in connection with the acquired business or the restructuring of the company’s Europe, India, Middle East and Africa operations, not to exceed (x) $39.8 million for the period beginning with the fiscal quarter ending November 30, 2013 through and including the fiscal quarter ending May 31, 2014 and (y) $20.0 million for the period beginning with the fiscal quarter ending August 30, 2014 through and including the fiscal quarter ending November 28, 2015, (ix) cash expenses related to the Tonsan acquisition for advisory services and for arranging financing for the acquired business (including the non-cash write-off of deferred financing costs and any loss or expense on foreign exchange transactions intended to hedge the purchase price for the acquired business) with cash expenses not to exceed $10.0 million, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated October 31, 2014.

•	Pursuant to the Credit Agreement dated October 31, 2014, the company elected to increase the Total Indebtedness / TTM EBITDA ratio to a maximum of 3.75 to 1.00 for four quarters beginning with first fiscal quarter ending February 28, 2015. The maximum ratio will return to 3.50 to 1.00 in the first fiscal quarter 2016.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2015.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	August 29,	August 30,
	2015	2014
Net working capital as a percentage of annualized net revenue[1]	20.9%	19.6%
Accounts receivable DSO[2]	59 Days	59 Days
Inventory days on hand[3]	68 Days	66 Days
Free cash flow[4]	$85.2 million	$(145.8) million
Total debt to total capital ratio[5]	44.6%	37.2%

[1]	Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).
[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.
[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.
[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.
[5]	Total debt divided by (total debt plus total stockholders’ equity).

Another key metric is the return on invested capital, or ROIC. The calculation is represented by total return divided by total invested capital.

•	Total return is defined as: gross profit less SG&A expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

•	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of August 29, 2015	as of August 30, 2014
Gross profit	$544.4	$546.5
Selling, general and administrative expenses	(387.2)	(382.6)
Income taxes at effective rate	(55.0)	(50.4)
Income from equity method investments	4.1	7.6

Total return	$106.3	$121.1

Total invested capital	$1,636.2	$1,518.5

Return on invested capital	6.5%	8.0%

Summary of Cash Flows

Cash Flows from Operating Activities:

	39 Weeks Ended
	August 29,	August 30,
($ in millions)	2015	2014
Net cash provided by (used in) operating activities	$153.0	$(12.6)

Net income including non-controlling interests was $62.0 million in the first nine months of 2015 compared to $39.4 million in the first nine months of 2014. Depreciation and amortization expense totaled $55.7 million in the first nine months of 2015 compared to $52.0 million in the first nine months of 2014. Accrued compensation was a use of cash of $4.6 million in 2015 compared to a use of cash of $31.1 million last year. The lower use of cash in 2015 is related to lower accruals and payments for our employee incentive plans and 2014 payments of severance related costs for the Business Integration Project. Income taxes payable was a source of cash of $1.7 million in the first nine months of 2015 compared to a use of cash of $4.0 million in same period last year. The source of cash in 2015 and the use of cash in 2014 are related to the timing of income tax payments and accruals. Other assets was a source of cash of $2.2 million in 2015 compared to a use of $25.6 million in 2014. The use of cash in 2014 was related to prepaid expenses for the Business Integration Project and our ERP system implementation. Other operating activity was a source of cash of $21.3 million in the first nine months of 2015 compared to a source of cash of $14.4 million in the first nine months of 2014. The source of cash in 2015 was primarily related to the impact of a stronger U.S. dollar on certain foreign transactions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $6.5 million compared to a use of cash of $55.1 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	39 Weeks Ended
	August 29,	August 30,
($ in millions)	2015	2014
Trade receivables, net	$15.9	$(18.4)
Inventory	(20.0)	(63.1)
Trade payables	10.6	26.4

Total cash flow impact	$6.5	$(55.1)

•	Trade Receivables, net – Trade Receivables, net was a source of cash of $15.9 million in 2015 compared to a use of cash of $18.4 million in 2014. The source of cash in 2015 compared to the use of cash in 2014 was due to a lower net revenue and strong collection activity of trade receivables. The DSO were 59 days at August 29, 2015 and at August 30, 2014.

•	Inventory – Inventory was a use of cash of $20.0 million and $63.1 million in 2015 and 2014, respectively. The lower use of cash in 2015 is related to lower seasonal build of inventory in 2015. In 2014 we were also building inventory for the implementation of our ERP system in North America and to support the manufacturing transitions as part of our Business Integration Project. Inventory days on hand were 68 days as of August 29, 2015 and 66 days as of August 30, 2014.

•	Trade Payables – For the first nine months of 2015 trade payables was a source of cash of $10.6 million compared to a source of cash of $26.4 million in 2014. The higher source of cash in 2014 is primarily related to higher purchases of property, plant and equipment and purchases of inventory.

Cash Flows from Investing Activities:

	39 Weeks Ended
	August 29,	August 30,
($ in millions)	2015	2014
Net cash used in investing activities	$(264.7)	$(115.6)

Purchases of property, plant and equipment were $48.6 million in the first nine months of 2015 as compared to $116.2 million for the same period of 2014. The decrease in 2015 compared to 2014 was primarily related to higher capital expenditures for the Business Integration Project and the implementation of our ERP system in 2014. In the first quarter of 2015 we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.

Cash Flows from Financing Activities:

	39 Weeks Ended
	August 29,	August 30,
($ in millions)	2015	2014
Net cash provided by financing activities	$131.7	$48.3

Proceeds from long-term debt in the first nine months of 2015 were $357.0 million compared to $235.0 million in the first nine months of 2014. Included in the $357.0 million of proceeds is $300.0 million from our January 28, 2015 term loan. Repayments of long-term debt were $207.5 million in the first nine months of 2015 and $174.0 million in the first nine months of 2014. Included in the $207.5 million of repayments were $70.0 million from our January 28, 2015 term loan used to repay outstanding balances under the revolving credit facility. Net payments on notes payable were $2.1 million in 2015 compared to net proceeds of $10.4 million in 2014. Cash dividends paid were $19.2 million in 2015 compared to $17.1 million in 2014. Cash generated from the exercise of stock options was $4.3 million and $6.3 million for the first nine months of 2015 and 2014, respectively. Repurchases of common stock were $2.2 million in the first nine months of 2015 compared to $15.5 million in the same period of 2014. We repurchased $12.3 million in 2014 from our 2010 share repurchase program.

Cash Flows from Discontinued Operations:

	39 Weeks Ended
($ in millions)	August 29, 2015	August 30, 2014
Net cash used in operating activities of discontinued operations	$(5.3)	$—

Cash flows from discontinued operations includes the settlement payment of the contingent consideration of the Central America Paints business for $8.0 million less the related deferred income taxes.

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

Interest Rate Risk: Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 29, 2015 would be approximately $2.5 million or $0.05 per diluted share.

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

Approximately 56 percent of net revenue was generated outside of the United States for the first nine months of 2015. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. From a sensitivity analysis perspective, based on the financial results of the first nine months of 2015, a hypothetical 1 percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $3.8 million or $0.07 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. From a sensitivity analysis viewpoint, based on the financial results of the first nine months of 2015, and foreign currency balance sheet positions as of August 29, 2015, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.7 million or $0.05 per diluted share.

In addition, the translation of financial results from non U.S. dollar functional entities into U.S. dollars for purposes of reporting consolidated financial results may be adversely impacted by changes in foreign currency exchange rates. The Company does not take measures to mitigate these translation effects.

Raw Materials: The principal raw materials used to manufacture products include tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. Many of these raw materials are petroleum and natural gas based derivatives that are manufactured on a global basis. As such, the price of these raw materials fluctuate based upon changes in the cost of petroleum and natural gas, supply and demand and changes in foreign currency exchange rates.

We generally avoid single source supplier arrangements for raw materials. While alternate supplies of most key raw materials are available, unplanned supplier production outages may lead to strained supply-demand situations for several key raw materials such as tackifyers and base polymers. There is also tightness in feed stream chemicals such as ethylene and propylene.

For the nine months ended August 29, 2015, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

From a sensitivity analysis perspective, based on the financial results of the first nine months of 2015, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income attributable to H.B. Fuller of approximately $3.2 million or $0.06 per diluted share.

Item 4.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). We acquired Tonsan Adhesive, Inc. and Continental Products Limited in the first quarter of 2015. They represented approximately 11 percent of our total assets as of August 29, 2015. As these acquisitions occurred in the first quarter of 2015, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these recent acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the president and chief executive officer and the executive vice president, chief financial officer concluded that, as of August 29, 2015, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs). Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and settlements and judgments in asbestos-related lawsuits. These agreements require, among other things, that we fund a share of settlements and judgments allocable to years in which the responsible insurer is insolvent.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	39 Weeks Ended		3 Years Ended
($ in millions)	August 29, 2015	August 30, 2014	November 29, 2014
Lawsuits and claims settled	6	4	24
Settlement amounts	$0.5	$0.2	$1.8
Insurance payments received or expected to be received	$0.4	$0.2	$1.4

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

May 31, 2015 - July 4, 2015	—	$—	—	$62.0

July 5, 2015 - August 1, 2015	193	$39.99	—	$62.0

August 2, 2015 - August 29, 2015	—	$—	—	$62.0

[1]	The total number of shares purchased includes shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

In 2010, the Board of Directors authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital. There were no shares repurchased in the first nine months of 2015 under this program.

Item 6.	Exhibits

31.1	Form of 302 Certification –James J. Owens

31.2	Form of 302 Certification –James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 25, 2015	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens

31.2	Form of 302 Certification – James R. Giertz

32.1	Form of 906 Certification –James J. Owens

32.2	Form of 906 Certification –James R. Giertz

101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.