Form 10-Q
period 2016-02-27
FULLER H B CO
filed 2016-04-05
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]                                                                                                             Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)            Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 49,997,265 as of March 24, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended
	February 27,	February 28,
	2016	2015
Net revenue	$474,326	$470,661
Cost of sales	(336,721)	(354,455)
Gross profit	137,605	116,206
Selling, general and administrative expenses	(99,767)	(94,833)
Special charges, net	(413)	(2,361)
Other (expense) income, net	(5,082)	363
Interest expense	(6,308)	(6,102)
Income before income taxes and income from equity method investments	26,035	13,273
Income taxes	(8,760)	(4,769)
Income from equity method investments	1,692	1,291
Net income including non-controlling interests	18,967	9,795
Net income attributable to non-controlling interests	(49)	(85)
Net income attributable to H.B. Fuller	$18,918	$9,710

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.38	$0.19
Diluted	$0.37	$0.19

Weighted-average common shares outstanding:
Basic	49,958	50,188
Diluted	50,995	51,379

Dividends declared per common share	$0.13	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Quarter Ended
	February 27,	February 28,
	2016	2015
Net income including non-controlling interests	$18,967	$9,795
Other comprehensive income (loss)
Foreign currency translation	(950)	(33,269)
Defined benefit pension plans adjustment, net of tax	2,665	1,527
Interest rate swaps, net of tax	10	10
Cash-flow hedges, net of tax	249	(25)
Other comprehensive income (loss)	1,974	(31,757)
Comprehensive income (loss)	20,941	(21,962)
Less: Comprehensive income attributable to non-controlling interests	44	95
Comprehensive income (loss) attributable to H.B. Fuller	$20,897	$(22,057)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited) February 27, 2016	November 28, 2015
Assets
Current assets:
Cash and cash equivalents	$126,771	$119,168
Trade receivables (net of allowances of $12,015 and $11,893, as of February 27, 2016 and November 28, 2015, respectively)	335,403	364,704
Inventories	264,837	248,504
Other current assets	64,049	68,675
Total current assets	791,060	801,051

Property, plant and equipment	1,127,802	1,111,987
Accumulated depreciation	(615,899)	(599,127)
Property, plant and equipment, net	511,903	512,860

Goodwill	354,901	354,204
Other intangibles, net	206,403	212,993
Other assets	159,069	161,144
Total assets	$2,023,336	$2,042,252

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$36,921	$30,757
Current maturities of long-term debt	75,484	22,500
Trade payables	162,513	177,864
Accrued compensation	39,046	52,079
Income taxes payable	12,988	8,970
Other accrued expenses	52,134	57,355
Total current liabilities	379,086	349,525

Long-term debt, excluding current maturities	610,969	669,606
Accrued pension liabilities	74,596	76,324
Other liabilities	68,896	69,272
Total liabilities	1,133,547	1,164,727

Commitments and contingencies
Redeemable non-controlling interest	4,376	4,199

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 49,989,167 and 50,074,310, as of February 27, 2016 and November 28, 2015, respectively	49,989	50,074
Additional paid-in capital	53,356	55,522
Retained earnings	1,006,964	994,608
Accumulated other comprehensive loss	(225,305)	(227,284)
Total H.B. Fuller stockholders' equity	885,004	872,920
Non-controlling interests	409	406
Total equity	885,413	873,326
Total liabilities, redeemable non-controlling interest and total equity	$2,023,336	$2,042,252

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 29, 2014	$50,311	$53,269	$933,819	$(147,352)	$403	$890,450
Comprehensive income (loss)	-	-	86,680	(79,932)	400	7,148
Dividends	-	-	(25,891)	-	-	(25,891)
Stock option exercises	234	4,397	-	-	-	4,631
Share-based compensation plans other, net	83	15,159	-	-	-	15,242
Tax benefit on share-based compensation plans	-	1,433	-	-	-	1,433
Repurchases of common stock	(554)	(18,736)	-	-	-	(19,290)
Non-controlling interest assumed	-	-	-	-	14,197	14,197
Recognition of non-controlling interest redemption liability	-	-	-	-	(11,773)	(11,773)
Purchase of non-controlling interest	-	-	-	-	(2,424)	(2,424)
Non-controlling interest	-	-	-	-	(76)	(76)
Redeemable non-controlling interest	-	-	-	-	(321)	(321)
Balance at November 28, 2015	50,074	55,522	994,608	(227,284)	406	873,326
Comprehensive income	-	-	18,918	1,979	44	20,941
Dividends	-	-	(6,562)	-	-	(6,562)
Stock option exercises	1	31	-	-	-	32
Share-based compensation plans other, net	105	4,471	-	-	-	4,576
Tax benefit on share-based compensation plans	-	(341)	-	-	-	(341)
Repurchases of common stock	(191)	(6,327)	-	-	-	(6,518)
Redeemable non-controlling interest	-	-	-	-	(41)	(41)
Balance at February 27, 2016	$49,989	$53,356	$1,006,964	$(225,305)	$409	$885,413

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	February 27, 2016	February 28, 2015
Cash flows from operating activities:
Net income including non-controlling interests	$18,967	$9,795
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	13,258	11,676
Amortization	6,698	6,148
Deferred income taxes	63	(212)
Income from equity method investments, net of dividends received	(1,692)	(1,291)
Share-based compensation	4,267	4,261
Excess tax benefit from share-based compensation	341	(397)
Non-cash charge for the sale of inventories revalued at the date of acquisition	-	2,701
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	28,947	25,114
Inventories	(15,861)	(22,399)
Other assets	9,298	(14,395)
Trade payables	(4,301)	32,885
Accrued compensation	(13,235)	(10,986)
Other accrued expenses	(5,258)	7,482
Income taxes payable	5,673	(3,126)
Accrued / prepaid pensions	662	(4,542)
Other liabilities	(1,445)	603
Other	(3,821)	22,896
Net cash provided by operating activities	42,561	66,213

Cash flows from investing activities:
Purchased property, plant and equipment	(23,361)	(28,381)
Purchased businesses, net of cash acquired	-	(217,638)
Proceeds from sale of property, plant and equipment	863	1,303
Net cash used in investing activities	(22,498)	(244,716)

Cash flows from financing activities:
Proceeds from long-term debt	-	317,000
Repayment of long-term debt	(5,625)	(130,000)
Net proceeds from (payments on) notes payable	6,378	(4,748)
Dividends paid	(6,498)	(6,044)
Proceeds from stock options exercised	32	1,684
Excess tax benefit from share-based compensation	(341)	397
Repurchases of common stock	(6,518)	(2,203)
Net cash provided by (used in) financing activities	(12,572)	176,086

Effect of exchange rate changes	112	(3,578)
Net change in cash and cash equivalents	7,603	(5,995)

Cash and cash equivalents at beginning of period	119,168	77,569
Cash and cash equivalents at end of period	$126,771	$71,574

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$64	$47
Cash paid for interest, net of amount capitalized of $117 and $10 for the periods ended February 27, 2016 and February 28, 2015, respectively	$5,566	$5,561
Cash paid for income taxes, net of refunds	$4,066	$3,616

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements of H.B. Fuller Company and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended November 28, 2015 as filed with the Securities and Exchange Commission.

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan businesses from around the world. We will also begin reporting our Construction Products business on a global basis by combining our EIMEA and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This Update provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer.  The amendments in this Update affect the guidance in ASU No. 2014-09 and are effective in the same timeframe as ASU No. 2014-09 as discussed below.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-05, Derivatives and Hedging (Topic 815). The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Our effective date for adoption of this guidance is our fiscal year beginning December 4, 2016. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842). This guidance changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance. Our effective date for adoption of this guidance is our fiscal year beginning December 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. Our effective date for adoption of this guidance is our fiscal year beginning December 4, 2016, however we elected to early adopt this guidance as of our first quarter ended February 27, 2016. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

Note 2: Acquisitions

Continental Products Limited

On February 3, 2015 we acquired the equity of Continental Products Limited, a provider of industrial adhesives, based in Nairobi, Kenya. The purchase price of €1,459, or approximately $1,647, net of cash acquired of $371, was funded through existing cash.

Tonsan Adhesive, Inc.

On February 2, 2015 we acquired 95 percent of the equity of Tonsan Adhesive, Inc., an independent engineering adhesives provider based in Beijing, China. The purchase price was 1.4 billion Chinese renminbi, or approximately $215,925, net of cash acquired of $7,754, which was financed with the proceeds from our October 31, 2014 term loan, drawn in conjunction with the acquisition.

Concurrent with the acquisition, we entered into an agreement to acquire the remaining 5 percent of Tonsan’s equity beginning February 1, 2019 for 82 million Chinese renminbi or approximately $13,038. In addition, the agreement requires us to pay up to 418 million Chinese renminbi or approximately $66,848 in contingent consideration based upon a formula related to Tonsan’s gross profit in fiscal 2018. The fair values of the agreement to purchase the remaining equity and the contingent consideration based upon a discounted cash flow model as of the date of acquisition were $11,773 and $7,714, respectively. See Note 14 for further discussion of the fair value of the contingent consideration.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation November 28, 2015	Purchase Price and Fair Value Adjustments		Final Valuation February 27, 2016
Current assets	$49,839	$-		$49,839
Property, plant and equipment	59,142	-		59,142
Goodwill	125,090	700	[1]	125,790
Other intangibles
Developed technology	18,600	-		18,600
Customer relationships	25,700	-		25,700
Trademarks/trade names	11,000	-		11,000
Other assets	13,540	-		13,540
Current liabilities	(38,068)	-		(38,068)
Other liabilities	(37,145)	(700	) [1]	(37,845)
Redeemable non-controlling interests	(11,773)	-		(11,773)
Total purchase price	$215,925	$-		$215,925

1 Relates to an adjustment to the contingent consideration liability discussed above.

Note 3: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 28, 2015.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the quarter ended February 27, 2016 and February 28, 2015 were calculated using the following weighted average assumptions:

	Quarter Ended
	February 27, 2016			February 28, 2015
Expected life (in years)		4.75			4.61
Weighted-average expected volatility		29.03%			30.91%
Expected volatility	29.03%	-	29.23%	25.50%	-	31.67%
Risk-free interest rate		1.44%			1.26%
Expected dividend yield		1.56%			1.17%
Weighted-average fair value of grants		$7.64			$10.21

Expected life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

Expected volatility – Volatility is calculated using our historical volatility for the same period of time as the expected life. We have no reason to believe that our future volatility will differ materially from historical volatility.

Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the average stock price.

Expense Recognition

We use the straight-line attribution method to recognize share-based compensation expense for option awards, restricted stock shares and restricted stock units with graded and cliff vesting. Incentive stock options and performance awards are based on certain performance-based metrics and the expense is adjusted quarterly, based on our projections of the achievement of those metrics. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Total share-based compensation expense of $4,267 and $4,261 was included in our Condensed Consolidated Statements of Income for the quarter ended February 27, 2016 and February 28, 2015, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the quarter ended February 27, 2016, there was $341 charged against the APIC Pool for tax deficiencies. For the quarter ended February 28, 2015, there was $397 of excess tax benefit recognized.

As of February 27, 2016, there was $10,748 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock shares was $436 which is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized compensation costs related to unvested restricted stock units was $11,631 which is expected to be recognized over a weighted-average period of 1.7 years.

Share-based Activity

A summary of option activity as of February 27, 2016 and changes during the quarter then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2015	2,912,073	$33.37
Granted	803,869	33.40
Exercised	(1,206)	26.79
Forfeited or cancelled	(86,897)	37.57
Outstanding at February 27, 2016	3,627,839	$33.28

The total fair value of options granted during the quarter ended February 27, 2016 and February 28, 2015 were $6,138 and $7,180, respectively. Total intrinsic value of options exercised during the quarter ended February 27, 2016 and February 28, 2015 were $11 and $1,326, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the quarter ended February 27, 2016 and February 28, 2015 were $32 and $1,684, respectively.

A summary of nonvested restricted stock as of February 27, 2016 and changes during the quarter then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8
Granted	203,668	-	203,668	33.65	2.1
Vested	(99,135)	(68,737)	(167,872)	41.88	-
Forfeited	(19,942)	(179)	(20,121)	38.11	2.3
Nonvested at February 27, 2016	321,604	41,244	362,848	$37.78	1.6

Total fair value of restricted stock vested during the quarter ended February 27, 2016 and February 28, 2015 were $5,833 and $6,000, respectively. The total fair value of nonvested restricted stock at February 27, 2016 was $13,707.

We repurchased 66,447 and 53,917 restricted stock shares during the quarter ended February 27, 2016 and February 28, 2015, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of February 27, 2016, and changes during the quarter then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2015	380,170	45,906	426,076
Participant contributions	9,742	2,118	11,860
Company match contributions	975	212	1,187
Payouts	-	(4,351)	(4,351)
Units outstanding February 27, 2016	390,887	43,885	434,772

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Quarter Ended
	February 27,	February 28,
(Shares in thousands)	2016	2015
Weighted-average common shares - basic	49,958	50,188

Equivalent shares from share-based compensations plans	1,037	1,191
Weighted-average common and common equivalent shares - diluted	50,995	51,379

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

Options to purchase 1,495,004 and 447,433 shares of common stock at a weighted-average exercise price of $42.88 and $48.59 for the quarter ended February 27, 2016 and February 28, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Quarter Ended February 27, 2016				Quarter Ended February 28, 2015
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$18,918	$49	-	-	$9,710	$85
Foreign currency translation adjustment¹	$(945)	-	(945)	(5)	$(33,279)	-	(33,279)	10
Reclassification to earnings:
Defined benefit pension plans adjustment²	3,997	$(1,332)	2,665	-	2,325	$(798)	1,527	-
Interest rate swap³	13	(3)	10	-	16	(6)	10	-
Cash-flow hedges³	403	(154)	249	-	(31)	6	(25)	-
Other comprehensive income (loss)	$3,468	$(1,489)	1,979	(5)	$(30,969)	$(798)	(31,767)	10
Comprehensive income (loss)			$20,897	$44			$(22,057)	$95

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income (AOCI) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, selling, general and administrative (SG&A) and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	February 27, 2016
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(52,542)	$(52,499)	$(43)
Defined benefit pension plans adjustment, net of taxes of $60,593	(171,735)	(171,735)	-
Interest rate swap, net of taxes of $2	(3)	(3)	-
Cash-flow hedges, net of taxes of $657	(1,068)	(1,068)	-
Accumulated other comprehensive income (loss)	$(225,348)	$(225,305)	$(43)

	November 28, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests

Foreign currency translation adjustment	$(51,592)	$(51,554)	$(38)
Defined benefit pension plans adjustment, net of taxes of $93,012	(174,400)	(174,400)	-
Interest rate swap, net of taxes of $5	(13)	(13)	-
Cash-flow hedges, net of taxes of $811	(1,317)	(1,317)	-
Accumulated other comprehensive (loss) income	$(227,322)	$(227,284)	$(38)

Note 6: Special Charges, net

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the quarter ended February 27, 2016 and February 28, 2015, we incurred special charges, net of $413 and $2,361, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Quarter Ended
	February 27, 2016	February 28, 2015
Acquisition and transformation related costs	$105	$472
Workforce reduction costs	(1)	56
Facility exit costs	273	1,529
Other related costs	36	304
Special charges, net	$413	$2,361

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Quarter Ended February 27, 2016 and February 28, 2015
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2016	2015	2016	2015	2016	2015
Service cost	$27	$27	$480	$507	$84	$112
Interest cost	3,767	4,081	1,367	1,516	480	510
Expected return on assets	(6,077)	(6,420)	(2,482)	(2,667)	(1,342)	(1,377)
Amortization:
Prior service cost	7	7	(1)	(1)	(10)	(626)
Actuarial loss (gain)	1,293	1,407	752	831	532	608
Net periodic (benefit) cost	$(983)	$(898)	$116	$186	$(256)	$(773)

Note 8: Inventories

The composition of inventories is as follows:

	February 27,	November 28,
	2016	2015
Raw materials	$128,305	$121,545
Finished goods	151,569	142,195
LIFO reserve	(15,037)	(15,236)
Total inventories	$264,837	$248,504

Note 9: Financial Instruments

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

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into US dollars. The first swap matures in 2017, the second swap matures in 2018 and the third swap matures in 2019. As of February 27, 2016, the combined fair value of the swaps was an asset of $1,741 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of February 27, 2016 resulted in additional pre-tax loss of $31 for the quarter ended February 27, 2016 as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,068 as of February 27, 2016. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of February 27, 2016 that is expected to be reclassified into earnings within the next twelve months is $603. As of February 27, 2016, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of February 27, 2016:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$767
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$568
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$406
Receive USD		5.0530%
Total			$134,736	$1,741

Except for the cross-currency swap agreements listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the Condensed Consolidated Statements of Income during the periods in which the derivative instruments are outstanding. See Note 14 for fair value amounts of these derivative instruments.

As of February 27, 2016, we had forward foreign currency contracts maturing between March 15, 2016 and February 24, 2017. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $1,384 at February 27, 2016. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Interest Rate Swaps

We have interest rate swap agreements to convert $75,000 of our senior notes to variable interest rates. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $3,328 at February 27, 2016 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps were an asset of $3,510 at February 27, 2016 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of February 27, 2016 resulted in a pretax gain of $143 for the quarter ended February 27, 2016 as the fair value of the senior notes decreased by more than the change in the fair value of the interest rate swaps attributable to the change in the risk being hedged. The calculations as of February 28, 2015 resulted in a pre-tax gain of $59 for the quarter ended February 28, 2015 as the fair value of the interest rate swaps increased by more than the change in the fair value of the senior notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 27, 2016, there were no significant concentrations of credit risk.

Note 10: Commitments and Contingencies

Environmental Matters

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

Other Legal Proceedings

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Quarter Ended		3 Years Ended
($ in thousands)	February 27, 2016	February 28, 2015	November 28, 2015
Lawsuits and claims settled	2	1	25
Settlement amounts	$75	$50	$2,072
Insurance payments received or expected to be received	$56	$37	$1,648

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

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our operating segments based on segment operating income, which is defined as gross profit less SG&A expenses. Segment operating income excludes special charges, net. Corporate expenses are fully allocated to each operating segment. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

Through the fourth quarter of 2015, our business was reported in four operating segments: Americas Adhesives, Europe, India, Middle East and Africa (EIMEA), Asia Pacific and Construction Products. Changes in our management reporting structure during the first quarter of 2016 required us to conduct an operating segment assessment in accordance with ASC Topic 280, Segment Reporting, to determine our reportable segments. As a result of this assessment, we now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives. Prior period segment information has been recast retrospectively to reflect our new operating segments.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Quarter Ended
	February 27, 2016			February 28, 2015
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$183,319	$3,630	$26,259	$194,073	$5,383	$21,677
EIMEA	124,291	5,271	6,163	134,115	4,551	685
Asia Pacific	53,860	951	3,753	55,343	3,466	3,145
Construction Products	60,074	104	785	58,456	176	1,014
Engineering Adhesives	52,782	-	878	28,674	-	(5,148)
Total	$474,326		$37,838	$470,661		$21,373

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Quarter Ended
	February 27,	February 28,
	2016	2015
Segment operating income	$37,838	$21,373
Special charges, net	(413)	(2,361)
Other income (expense), net	(5,082)	363
Interest expense	(6,308)	(6,102)
Income before income taxes and income from equity method investments	$26,035	$13,273

The table below provides total assets of each of our operating segments as of November 28, 2015:

Total assets	November 28, 2015
Americas Adhesives	$436,526
EIMEA	628,780
Asia Pacific	213,025
Construction Products	218,897
Engineering Adhesives	387,206
Corporate	157,818
Total	$2,042,252

Note 12: Income Taxes

As of February 27, 2016, we had a liability of $5,124 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $4,870 as of November 28, 2015. As of February 27, 2016, we had accrued $667 of gross interest relating to unrecognized tax benefits. For the quarter ended February 27, 2016, our recorded liability for gross unrecognized tax benefits increased by $254.

Note 13: Goodwill and Other Intangible Assets

A summary of goodwill activity during the quarter ended February 27, 2016 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Products	Adhesives	Total
Balance at November 28, 2015	$59,706	$100,638	$17,329	$22,668	$153,863	$354,204
Acquisition adjustment	-	-	-	-	700	700
Currency impact	(44)	2,154	143	35	(2,291)	(3)
Balance at February 27, 2016	$59,662	$102,792	$17,472	$22,703	$152,272	$354,901

As discussed in Note 11, during the first quarter of fiscal year 2016, we changed our operating segments as a result of a change in our management reporting structure. This resulted in a change in our reporting units. We allocated goodwill to our new reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, as of February 27, 2016 are as follows:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$69,813	$235,067	$49,578	$354,458
Accumulated amortization	(19,618)	(102,928)	(25,971)	(148,517)
Net identifiable intangibles	$50,195	$132,139	$23,607	$205,941

Amortization expense with respect to amortizable intangible assets was $6,698 and $6,148 for the first three months of 2016 and 2015, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder of
Fiscal Year	2016	2017	2018	2019	2020	Thereafter
Amortization Expense	$18,721	$25,057	$24,664	$22,740	$21,769	$92,990

Non-amortizable intangible assets as of February 27, 2016 are $462 and are related to trademarks and trade names.

Note 14: Fair Value Measurements

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 27, 2016 and November 28, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	February 27,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,620	$3,620	$-	$-
Derivative assets	3,527	-	3,527	-
Interest rate swaps	3,510	-	3,510	-
Cash-flow hedges	1,741	-	1,741	-

Liabilities:
Derivative liabilities	$2,143	$-	$2,143	$-
Contingent consideration liability	11,794	-	-	11,794

	November 28,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,698	$1,698	$-	$-
Derivative assets	15,185	-	15,185	-
Interest rate swaps	3,395	-	3,395	-
Cash-flow hedges	5,384	-	5,384	-

Liabilities:
Derivative liabilities	$4,744	$-	$4,744	$-
Contingent consideration liability	10,854	-	-	10,854

We use the income approach in calculating the fair value of our contingent consideration liabilities using a discounted cash flow model and Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration related to the acquisition of Tonsan Adhesive, Inc. as of February 27, 2016 resulted in a fair value of $11,644 and a $487 net mark to market adjustment recorded to SG&A in the Condensed Consolidated Statement of Income as of February 27, 2016.

Contingent consideration liabilities
Level 3 balance November 28, 2015	$10,854
Opening balance sheet adjustment	700
Mark to market adjustment	487
Foreign currency translation adjustment	(247)
Level 3 balance February 27, 2016	$11,794

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

During the quarter ended February 27, 2016, we repurchased shares under this program, with an aggregate value of $4,210. Of this amount, $125 reduced common stock and $4,085 reduced additional paid-in capital. We did not repurchase any shares during the quarter ended February 28, 2015.

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

Redeemable Non-Controlling Interest
Balance at November 28, 2015	$4,199
Net income (loss) attributed to redeemable non-controlling interest	41
Foreign currency translation adjustment	136
Balance at February 27, 2016	$4,376

Note 17: Subsequent Event

On April 5, 2016, we entered into an agreement to purchase the equity of Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited for a combined 12 million Australian dollars, or approximately $9,000, subject to certain closing conditions. These entities develop, manufacture and distribute hot melt and water-based adhesives for packaging, woodworking and durable assembly applications in Australia and New Zealand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2015 for important background information related to our business.

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan businesses from around the world. We will also begin reporting our Construction Products business on a global basis by combining our EIMEA and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

Net revenue in the first quarter of 2016 increased 0.8 percent from the first quarter of 2015. Sales volume increased 5.8 percent and product pricing decreased 0.5 percent compared to the first quarter of 2015. A weaker Euro, Turkish lira, Indian rupee, Canadian dollar, Chinese yuan and Australian dollar compared to the U.S. dollar, for the first quarter of 2016 compared to the first quarter of 2015 were the main drivers of a negative 4.5 percent currency effect. Gross profit margin increased 430 basis points primarily due to lower raw material costs.

Net income attributable to H.B. Fuller in the first quarter of 2016 was $18.9 million as compared to $9.7 million in the first quarter of 2015. On a diluted earnings per share basis, the first quarter of 2016 was $0.37 per share as compared to $0.19 per share for the same period of 2015.

Results of Operations

Net revenue:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$474.3	$470.7	0.8%

Constant currency growth is defined as the combined variances from product pricing, sales volume and small acquisitions such as Tonsan Adhesive, Inc. and Continental Products Limited. The following table shows the net revenue variance analysis for the first quarter of 2016 compared to the same period in 2015:

Quarter Ended February 27, 2016 vs February 28, 2015
Product pricing	(0.5%)
Sales volume	5.8%
Currency	(4.5%)
Total	0.8%

Constant currency growth was 5.3 percent in the first quarter of 2016 compared to the first quarter of 2015. Sales volume increased 5.8 percent and product pricing decreased 0.5 percent compared to 2015. The 5.3 percent constant currency growth in the first quarter of 2016 was driven by 88.1 percent growth in Engineering Adhesives, 4.3 percent growth in Construction Products, 4.0 percent growth in Asia Pacific and 2.6 percent growth in EIMEA partially offset by a decrease in Americas Adhesives of 4.4 percent. The 88.1 percent growth in Engineering Adhesives was primarily due to a full quarter of Tonsan revenue for the first quarter of 2016 compared to a partial quarter for the first quarter of 2015. The negative 4.5 percent currency impact was primarily driven by the devaluation of the Euro, Turkish lira, Indian rupee, Canadian dollar, Chinese yuan and Australian dollar compared to the U.S. dollar.

Cost of sales:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Raw materials	$254.5	$271.8	(6.4%)
Other manufacturing costs	82.2	82.7	(0.5%)
Cost of sales	$336.7	$354.5	(5.0%)
Percent of net revenue	71.0%	75.3%

Cost of sales in the first quarter of 2016 compared to the first quarter of 2015 decreased 430 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 410 basis points compared to last year due to lower raw material costs, sales mix and the 2015 impact of valuing inventories acquired in the Tonsan Adhesive, Inc. and Continental Products Limited acquisitions at fair value. Other manufacturing costs as a percentage of revenue decreased 20 basis points compared to last year.

Gross profit:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Gross profit	$137.6	$116.2	18.4%
Percent of net revenue	29.0%	24.7%

Gross profit in the first quarter of 2016 increased $21.4 million or 18.4 percent and gross profit margin increased 430 basis points compared to the first quarter of 2015. Reduced raw material costs, better sales mix and a full quarter of Tonsan in the first quarter of 2016 resulted in the increase in gross profit.

Selling, general and administrative (SG&A) expenses:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
SG&A	$99.8	$94.8	5.2%
Percent of net revenue	21.0%	20.1%

SG&A expenses for the first quarter of 2016 increased $5.0 million or 5.2 percent, compared to the first quarter of 2015. The increase is mainly due to a full quarter of Tonsan expenses for the first quarter of 2016, partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

Special charges, net:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Special charges, net	$0.4	$2.4	(82.5%)

The following table provides detail of special charges, net:

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Acquisition and transformation related costs	$0.1	$0.5
Workforce reduction costs	-	0.1
Facility exit costs	0.3	1.5
Other related costs	-	0.3
Special charges, net	$0.4	$2.4

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the first quarter ended February 27, 2016 and February 28, 2015, we incurred special charges, net of $0.4 million and $2.4 million respectively, for costs related to the Business Integration Project.

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

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Americas Adhesives	$-	$(0.3)
EIMEA	0.4	2.4
Company-wide	-	0.3
Special Charges, net	$0.4	$2.4

We expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of February 27, 2016 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of February 27, 2016
Acquisition and transformation related costs	$43.1
Work force reduction costs	41.1
Cash facility exit costs	40.5
Non-cash facility exit costs	17.7
Other related costs	19.3
Business Integration Project	$161.7

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

Other income (expense), net:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Other income (expense), net	$(5.1)	$0.4	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the first quarter of 2016 included $5.8 million of currency translation and re-measurement losses offset by $0.2 million of net financing income and $0.5 million of interest income. The $5.8 million of currency translation and re-measurement losses is mostly related to the devaluation of the Argentine peso. Other income (expense), net in the first quarter of 2015 included $0.6 million of net financing income offset by $0.2 million of currency translation and re-measurement losses.

Interest expense:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Interest expense	$6.3	$6.1	3.4%

Interest expense in the first quarter of 2016 as compared to the same period last year was higher due to higher average debt balances related to the Tonsan acquisition, in the first quarter of 2015 and slightly higher LIBOR rates on floating rate debt, offset by higher capitalized interest. We capitalized $0.1 million of interest expense in the first quarter of 2016 compared to a minimal amount in the same period last year.

Income taxes:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Income taxes	$8.8	$4.8	83.7%
Effective tax rate	33.6%	35.9%

Income tax expense of $8.8 million in the first quarter of 2016 includes $0.7 million of discrete tax benefit related to research and development credit renewal.  Excluding the discrete tax benefit the overall effective tax rate was 35.9 percent.

Income from equity method investments:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Income from equity method investments	$1.7	$1.3	31.1%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first quarter of 2016 compared to the first quarter of 2015 is primarily related to higher net income in our joint venture.

Net income attributable to non-controlling interests:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net income attributable to non-controlling interests	$-	$(0.1)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net income attributable to H.B. Fuller	$18.9	$9.7	94.8%
Percent of net revenue	4.0%	2.1%

The net income attributable to H.B. Fuller for the first quarter of 2016 was $18.9 million compared to $9.7 million for the first quarter of 2015. The diluted earnings per share for the first quarter of 2016 was $0.37 per share as compared to $0.19 per share for the first quarter of 2015.

Operating Segment Results

Through the fourth quarter of 2015, our business was reported in four operating segments: Americas Adhesives, Europe, India, Middle East and Africa (EIMEA), Asia Pacific and Construction Products. Changes in our management reporting structure during the first quarter of 2016 required us to conduct an operating segment assessment in accordance with ASC Topic 280, Segment Reporting, to determine our reportable segments. As a result of this assessment, we now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives. Prior period segment information has been recast retrospectively to reflect our new operating segments.

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

Net Revenue by Segment:

	Quarter Ended
	February 27, 2016		February 28, 2015
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Americas Adhesives	$183.3	39%	$194.1	41%
EIMEA	124.3	26%	134.1	29%
Asia Pacific	53.8	11%	55.3	12%
Construction Products	60.1	13%	58.5	12%
Engineering Adhesives	52.8	11%	28.7	6%
Total	$474.3	100%	$470.7	100%

Segment Operating Income:

	Quarter Ended
	February 27, 2016		February 28, 2015
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$26.3	70%	$21.7	101%
EIMEA	6.1	16%	0.7	3%
Asia Pacific	3.7	10%	3.1	15%
Construction Products	0.8	2%	1.0	5%
Engineering Adhesives	0.9	2%	(5.1)	(24%)
Total	$37.8	100%	$21.4	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Segment operating income	$37.8	$21.4
Special charges, net	(0.4)	(2.4)
Other income (expense), net	(5.1)	0.4
Interest expense	(6.3)	(6.1)
Income before income taxes and income from equity method investments	$26.0	$13.3

Americas Adhesives

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$183.3	$194.1	(5.5%)
Segment operating income	$26.3	$21.7	21.1%
Segment profit margin %	14.3%	11.2%

The following tables provide details of the Americas Adhesives net revenue variances:

Quarter Ended February 27, 2016 vs February 28, 2015
Constant currency growth	(4.4%)
Currency	(1.1%)
Total	(5.5%)

Net revenue decreased 5.5 percent in the first quarter of 2016 compared to the first quarter of 2015. The 4.4 percent decrease in constant currency growth was attributable to a 3.2 percent decrease in sales volume and 1.2 percent decrease in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 1.1 percent decrease. The sales volume decrease was driven by lost market share in certain consumer based markets and general end market weakness in Latin America. As a percentage of net revenue, raw material costs decreased 370 basis points mainly due to a reduction in raw material costs. Other manufacturing costs as a percentage of net revenue decreased 20 basis. Segment operating income increased 21.1 percent and segment profit margin as a percentage of net revenue increased 310 basis points in the first quarter compared to the first quarter last year.

EIMEA

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$124.3	$134.1	(7.3%)
Segment operating income	$6.1	$0.7	800.0%
Segment profit margin%	5.0%	0.5%

The following table provides details of the EIMEA net revenue variances:

Quarter Ended February 27, 2016 vs February 28, 2015
Constant currency growth	2.6%
Currency	(9.9%)
Total	(7.3%)

Net revenue decreased 7.3 percent in the first quarter of 2016 compared to the first quarter of 2015. Sales volume increased 2.8 percent and product pricing decreased 0.2 percent. The negative currency effect of 9.9 percent was primarily the result of a weaker Euro, Indian rupee and Turkish lira compared to the U.S. dollar. Sales volume growth was primarily related to the hygiene market, with strong growth in the emerging markets, as well as core Europe. Raw material cost as a percentage of net revenue decreased 330 basis points in the first quarter compared to the first quarter last year primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 110 basis points lower than 2015 as a result of the elimination of production inefficiencies incurred in the prior year related to the Business Integration Project. As a result, segment operating income increased 800 percent and segment profit margin increased 450 basis points compared to the first quarter of 2015.

Asia Pacific

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$53.8	$55.3	(2.7%)
Segment operating income	$3.7	$3.1	19.3%
Segment profit margin %	7.0%	5.7%

The following table provides details of the Asia Pacific net revenue variances:

Quarter Ended February 27, 2016 vs February 28, 2015
Constant currency growth	4.0%
Currency	(6.7%)
Total	(2.7%)

Net revenue in the first quarter of 2016 decreased 2.7 percent compared to the first quarter of last year. The 4.0 percent increase in constant currency growth was attributable to a 4.5 percent increase in sales volume partially offset by a 0.5 percent decrease in product pricing. Most of the Asian markets showed growth compared to the first quarter of 2015 mainly driven by Southeast Asia, Greater China and Australia. Negative currency effects of 6.7 percent compared to the first quarter of 2015 were primarily driven by the weaker Australian dollar, Chinese yuan and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 50 basis points compared to the first quarter of 2015 due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue increased 70 basis points compared to the first quarter of 2015. Operating expense as a percentage of net revenue decreased 150 basis points compared to the first quarter of 2015. Segment operating income increased 19.3 percent and segment profit margin increased 130 basis points compared to the first quarter of 2015.

Construction Products

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$60.1	$58.5	2.8%
Segment operating income	$0.8	$1.0	(22.6%)
Segment profit margin %	1.3%	1.7%

The following tables provide details of the Construction Products net revenue variances:

Quarter Ended February 27, 2016 vs February 28, 2015
Constant currency growth	4.3%
Currency	(1.5%)
Total	2.8%

Net revenue increased 2.8 percent in the first quarter of 2016 compared to the first quarter of 2015. The increase in constant currency growth was driven by 2.3 percent increase in sales volume and a 2.0 percent increase in product pricing. Negative currency effects of 1.5 percent compared to the first quarter of last year were primarily driven by the weaker Australian dollar compared to the U.S. dollar. The increase in sales volume was primarily attributed to market share gains from prior periods with several key retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Raw material cost as a percentage of net revenue was 220 basis points lower in the first quarter of 2016 compared to last year primarily due to lower raw material costs and a change in product mix. Other manufacturing costs as a percentage of net revenue were 200 basis points higher in the first quarter of 2016 compared to the first quarter of 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Segment operating income decreased 22.6 percent and segment profit margin decreased 40 basis points in the first quarter compared to the first quarter last year.

Engineering Adhesives

	Quarter Ended
	February 27,	February 28,	2016 vs
($ in millions)	2016	2015	2015
Net revenue	$52.8	$28.7	84.1%
Segment operating income	$0.9	$(5.1)	NMP
Segment profit margin %	1.7%	(18.0%)

NMP = non meaningful percentage

The following tables provide details of the Engineering Adhesives net revenue variances:

Quarter Ended February 27, 2016 vs February 28, 2015
Constant currency growth	88.1%
Currency	(4.0%)
Total	84.1%

Net revenue increased 84.1 percent in the first quarter of 2016 compared to the first quarter of 2015. The increase was driven by a 90.0 percent increase in sales volume partially offset by a 1.9 percent decrease in product pricing. The increase in sales volume was primarily attributed to a full quarter of the Tonsan business which was acquired late in the first quarter of 2015. Raw material cost as a percentage of net revenue was 1,500 basis points lower in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the impact of valuing inventories related to the Tonsan acquisition at fair value, lower raw material costs and changes in product mix associated with the acquisition of Tonsan. Other manufacturing costs as a percentage of net revenue were 210 basis points lower in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the impact of a full quarter of the Tonsan business. Segment operating income increased $6.0 million and segment profit margin increased 1,970 basis points in the first quarter compared to the first quarter last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 27, 2016 were $126.8 million compared to $119.2 million as of November 28, 2015 and $71.6 million as of February 28, 2015. Of the $126.8 million in cash and cash equivalents as of February 27, 2016, $102.8 million was held outside the United States. Total long and short-term debt was $723.4 million as of February 27, 2016, $722.9 million as of November 28, 2015 and $763.6 million as of February 28, 2015. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 45.0 percent as of February 27, 2016 as compared to 45.3 percent as of November 28, 2015 and 46.8 percent as of February 28, 2015.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 27, 2016, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 27, 2016
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.5

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.7

●	TTM = Trailing 12 months

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

●

Pursuant to the Credit Agreement dated October 31, 2014, the company elected to increase the Total Indebtedness / TTM EBITDA ratio to a maximum of 3.75 to 1.00 for four quarters beginning with first fiscal quarter ending February 28, 2015. The maximum ratio returned to 3.50 to 1.00 in the first fiscal quarter 2016.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2016.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	February 27, 2016	February 28, 2015
Net working capital as a percentage of annualized net revenue[1]	23.1%	22.1%
Accounts receivable DSO[2] (in days)	59	58
Inventory days on hand[3] (in days)	68	67
Free cash flow[4] (in millions)	$12.7	$31.8
Total debt to total capital ratio[5]	45.0%	46.8%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2 Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

3 Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4 Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.

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

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

	Trailing 12 months	Trailing 12 months
($ in millions)	as of February 27, 2016	as of February 28, 2015
Gross profit	$589.4	$516.5
Selling, general and administrative expenses	(403.3)	(381.5)
Income taxes at effective rate	(72.4)	(43.4)
Income from equity method investments	6.3	4.6
Total return	$120.0	$96.2

Total invested capital	$1,613.2	$1,635.2

Return on invested capital	7.4%	5.9%

Summary of Cash Flows

Cash Flows from Operating Activities:

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Net cash provided by (used in) operating activities	$42.6	$66.2

Net income including non-controlling interests was $19.0 million in the first three months of 2016 compared to $9.8 million in the first three months of 2015. Depreciation and amortization expense totaled $20.0 million in the first three months of 2016 compared to $17.8 million in the first three months of 2015. Accrued compensation was a use of cash of $13.2 million in 2016 compared to a use of cash of $11.0 million last year. The higher use of cash in 2016 is related to higher payments for our employee incentive plans. Income taxes payable was a source of cash of $5.7 million in the first three months of 2016 compared to a use of cash of $3.1 million in same period last year. The source of cash in 2016 and the use of cash in 2015 are related to the timing of income tax payments and accruals. Other assets was a source of cash of $9.3 million in the first three months of 2016 compared to a use of cash of $14.4 million in the first three months of 2015.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $8.7 million compared to a source of cash of $35.6 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Trade receivables, net	$28.9	$25.1
Inventory	(15.9)	(22.4)
Trade payables	(4.3)	32.9
Total cash flow impact	$8.7	$35.6

●

Trade Receivables, net – Trade Receivables, net was a source of cash of $28.9 million in 2016 compared to a source of cash of $25.1 million in 2015. The higher source of cash in 2016 compared to 2015 was due to a higher net revenue and strong collection activity of trade receivables. The DSO were 59 days at February 27, 2016 and 58 days at February 28, 2015.

●

Inventory – Inventory was a use of cash of $15.9 million and $22.4 million in 2016 and 2015, respectively. The lower use of cash in 2016 is related to lower seasonal build of inventory in 2016. Inventory days on hand were 68 days as of February 27, 2016 and 67 days as of February 28, 2015.

●

Trade Payables – For the first three months of 2016 trade payables was a use of cash of $4.3 million compared to a source of cash of $32.9 million in 2015. The use of cash in 2016 compared to the source of cash in 2015 is primarily related to lower purchases of inventory and property, plant and equipment.

Cash Flows from Investing Activities:

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Net cash used in investing activities	$(22.5)	$(244.7)

Purchases of property, plant and equipment were $23.4 million in the first three months of 2016 as compared to $28.4 million for the same period of 2015. The decrease in 2016 compared to 2015 was primarily related to lower capital expenditures for the Business Integration Project in 2016. In the first quarter of 2015 we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.

Cash Flows from Financing Activities:

	Quarter Ended
	February 27,	February 28,
($ in millions)	2016	2015
Net cash provided by financing activities	$(12.6)	$176.1

We did not have any proceeds from long-term debt in the first three months of 2016 compared to $317.0 million in the first three months of 2015. Included in the 2015 proceeds of $317.0 million is $300.0 million from our October 31, 2014 term loan, drawn in conjunction with the acquisition of Tonsan. Repayments of long-term debt were $5.6 million in the first three months of 2016 and $130.0 million in the first three months of 2015. Included in the $130.0 million of repayments in 2015 were $70.0 million from our October 31, 2014 term loan used to repay outstanding balances under the revolving credit facility. Net proceeds (payments) on notes payable were net proceeds of $6.4 million in 2016 compared to net payments of $4.7 million in 2015. Cash dividends paid were $6.5 million in 2016 compared to $6.0 million in 2015. Repurchases of common stock were $6.5 million in the first three months of 2016 compared to $2.2 million in the same period of 2015. The $6.5 million common stock repurchases in 2016 includes $4.2 million from our 2010 share repurchase program.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 28, 2015, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

We may refer to Part II, Item 1A. Risk Factors and this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations, including investor conferences and/or webcasts open to the public.

This disclosure, including that under "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by us in this report and elsewhere from time to time, represents our best judgment as of the date the information is given. We do not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public company disclosures (such as in filings with the Securities and Exchange Commission or in company press releases) on related subjects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

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

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of February 27, 2016 would be approximately $2.6 million or $0.05 per diluted share.

Foreign Exchange Risk

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

Approximately 58 percent of net revenue was generated outside of the United States for the first three months of 2016. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. Based on the financial results of the first three months of 2016, a hypothetical 1 percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $1.0 million or $0.02 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. Based on the financial results of the first three months of 2016, and foreign currency balance sheet positions as of February 27, 2016, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.5 million or $0.03 per diluted share.

In addition, the translation of financial results from non U.S. dollar functional entities into U.S. dollars for purposes of reporting consolidated financial results may be adversely impacted by changes in foreign currency exchange rates. The Company does not take measures to mitigate these translation effects.

Raw Materials

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

For the three months ended February 27, 2016, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Based on the financial results of the first three months of 2016, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income of approximately $1.7 million or $0.03 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 27, 2015.  Our president and chief executive officer and executive vice president, chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2015, our disclosure controls and procedures were not effective as of February 27, 2016.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its president and chief executive officer and executive vice president, chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our policies and procedures relating to the recognition and measurement of business acquisitions and designing more effective controls to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2015. Management plans to enhance the controls related to business combinations by a) supplementing its resources, b) enhancing the design and documentation of management review controls, and c) improving the documentation of internal control procedures.

We believe these measures will strengthen our internal controls over financial reporting and will prevent a reoccurrence of the material weakness described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2015.

Changes in Internal Control over Financial Reporting

Other than the actions taken under Remediation Plan for Material Weakness in Internal Control over Financial Reporting discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

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

Other Legal Proceedings

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Quarter Ended		3 Years Ended
($ in millions)	February 27, 2016	February 28, 2015	November 28, 2015
Lawsuits and claims settled	2	1	25
Settlement amounts	$0.1	$0.1	$2.1
Insurance payments received or expected to be received	$0.1	$-	$1.6

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 28, 2015. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

November 29, 2015 - January 2, 2016	342	$39.80	-	$44.9

January 3, 2016 - January 30, 2016	191,105	$34.04	125,000	$40.7

January 31, 2016 - February 27, 2016	-	$-	-	$40.7

1   The total number of shares purchased includes 66,447 shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock and 125,000 shares purchased under the 2010 share repurchase plan.

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

Item 6. Exhibits

10.1

Employment Agreement between H.B. Fuller U.K. Limited and Steven Kenny fully executed on February 19, 2016 (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on February 19, 2016)

10.2	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)
10.3	H.B. Fuller Company Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)
10.4

Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016 (incorporated by reference to Exhibit 10.3 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –James R. Giertz
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –James R. Giertz
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 5, 2016	/s/ James R. Giertz
James R. Giertz
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1

Employment Agreement between H.B. Fuller U.K. Limited and Steven Kenny fully executed on February 19, 2016 (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on February 19, 2016)

10.2	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)
10.3	H.B. Fuller Company Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)
10.4

Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016 (incorporated by reference to Exhibit 10.3 in H.B. Fuller’s Current Report on Form 8-K filed on January 19, 2016)

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – James R. Giertz
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –James R. Giertz
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.