Form 10-Q
period 2016-05-28
FULLER H B CO
filed 2016-06-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,352,227 as of June 17, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net revenue	$532,514	$540,762	$1,006,840	$1,011,423
Cost of sales	(374,258)	(391,825)	(710,979)	(746,280)
Gross profit	158,256	148,937	295,861	265,143
Selling, general and administrative expenses	(103,684)	(100,582)	(203,451)	(195,415)
Special charges, net	(370)	(934)	(783)	(3,295)
Other income (expense), net	(1,565)	(569)	(6,647)	(206)
Interest expense	(6,597)	(6,215)	(12,905)	(12,317)
Income from continuing operations before income taxes and income from equity method investments	46,040	40,637	72,075	53,910
Income taxes	(14,290)	(15,387)	(23,050)	(20,156)
Income from equity method investments	1,640	1,366	3,332	2,657
Income from continuing operations	33,390	26,616	52,357	36,411
Loss from discontinued operations, net of tax	-	(1,300)	-	(1,300)
Net income including non-controlling interests	33,390	25,316	52,357	35,111
Net income attributable to non-controlling interests	(59)	(144)	(108)	(229)
Net income attributable to H.B. Fuller	$33,331	$25,172	$52,249	$34,882

Earnings per share attributable to H.B. Fuller common stockholders:

Basic
Income from continuing operations	0.66	0.53	1.04	0.72
Loss from discontinued operations	-	(0.03)	-	(0.03)
Basic	$0.66	$0.50	$1.04	$0.69

Diluted[1]
Income from continuing operations	0.65	0.51	1.02	0.70
Loss from discontinued operations	-	(0.03)	-	(0.03)
Diluted	$0.65	$0.49	$1.02	$0.68

Weighted-average common shares outstanding:
Basic	50,145	50,345	50,052	50,267
Diluted	51,253	51,471	51,124	51,425

Dividends declared per common share	$0.14	$0.13	$0.27	$0.25

1 Income per share amounts may not add due to rounding.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net income including non-controlling interests	$33,390	$25,316	$52,357	$35,111
Other comprehensive income (loss)
Foreign currency translation	1,442	(4,651)	492	(37,920)
Defined benefit pension plans adjustment, net of tax	690	1,528	3,355	3,055
Interest rate swaps, net of tax	10	10	20	20
Cash-flow hedges, net of tax	(440)	-	(191)	(25)
Other comprehensive income (loss)	1,702	(3,113)	3,676	(34,870)
Comprehensive income (loss)	35,092	22,203	56,033	241
Less: Comprehensive income attributable to non-controlling interests	64	218	108	313
Comprehensive income (loss) attributable to H.B. Fuller	$35,028	$21,985	$55,925	$(72)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited)
	May 28, 2016	November 28, 2015
Assets
Current assets:
Cash and cash equivalents	$146,022	$119,168
Trade receivables (net of allowances of $12,418 and $11,893, as of May 28, 2016 and November 28, 2015, respectively)	355,373	364,704
Inventories	261,072	248,504
Other current assets	62,237	68,675
Total current assets	824,704	801,051

Property, plant and equipment	1,143,960	1,111,987
Accumulated depreciation	(628,311)	(599,127)
Property, plant and equipment, net	515,649	512,860

Goodwill	362,522	354,204
Other intangibles, net	201,028	212,993
Other assets	162,872	161,144
Total assets	$2,066,775	$2,042,252

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$42,459	$30,757
Current maturities of long-term debt	76,250	22,500
Trade payables	161,724	177,864
Accrued compensation	49,974	52,079
Income taxes payable	12,752	8,970
Other accrued expenses	50,991	57,355
Total current liabilities	394,150	349,525

Long-term debt, excluding current maturities	603,138	669,606
Accrued pension liabilities	71,565	76,324
Other liabilities	69,101	69,272
Total liabilities	1,137,954	1,164,727

Commitments and contingencies

Redeemable non-controlling interest	4,518	4,199

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,325,411 and 50,074,310, as of May 28, 2016 and November 28, 2015, respectively	50,325	50,074
Additional paid-in capital	63,986	55,522
Retained earnings	1,033,196	994,608
Accumulated other comprehensive loss	(223,608)	(227,284)
Total H.B. Fuller stockholders' equity	923,899	872,920
Non-controlling interests	404	406
Total equity	924,303	873,326
Total liabilities, redeemable non-controlling interest and total equity	$2,066,775	$2,042,252

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 29, 2014	$50,311	$53,269	$933,819	$(147,352)	$403	$890,450
Comprehensive income (loss)	-	-	86,680	(79,932)	400	7,148
Dividends	-	-	(25,891)	-	-	(25,891)
Stock option exercises	234	4,397	-	-	-	4,631
Share-based compensation plans other, net	83	15,159	-	-	-	15,242
Tax benefit on share-based compensation plans	-	1,433	-	-	-	1,433
Repurchases of common stock	(554)	(18,736)	-	-	-	(19,290)
Non-controlling interest assumed	-	-	-	-	14,197	14,197
Recognition of non-controlling interest redemption liability	-	-	-	-	(11,773)	(11,773)
Purchase of non-controlling interest	-	-	-	-	(2,424)	(2,424)
Non-controlling interest	-	-	-	-	(76)	(76)
Redeemable non-controlling interest	-	-	-	-	(321)	(321)
Balance at November 28, 2015	50,074	55,522	994,608	(227,284)	406	873,326
Comprehensive income	-	-	52,249	3,676	108	56,033
Dividends	-	-	(13,661)	-	-	(13,661)
Stock option exercises	336	6,747	-	-	-	7,083
Share-based compensation plans other, net	108	7,498	-	-	-	7,606
Tax benefit on share-based compensation plans	-	592	-	-	-	592
Repurchases of common stock	(193)	(6,373)	-	-	-	(6,566)
Redeemable non-controlling interest	-	-	-	-	(110)	(110)
Balance at May 28, 2016	$50,325	$63,986	$1,033,196	$(223,608)	$404	$924,303

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	May 28, 2016	May 30, 2015
Cash flows from operating activities:
Net income including non-controlling interests	$52,357	$35,111
Loss from discontinued operations, net of tax	-	1,300
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	25,067	23,603
Amortization	13,486	13,147
Deferred income taxes	1,101	1,916
Income from equity method investments, net of dividends received	(3,332)	(2,657)
Share-based compensation	6,968	7,319
Excess tax benefit from share-based compensation	(592)	(910)
Non-cash charge for the sale of inventories revalued at the date of acquisition	103	2,416
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	13,280	2,542
Inventories	(9,059)	(14,293)
Other assets	9,948	5,817
Trade payables	(7,521)	30,326
Accrued compensation	(2,925)	(3,573)
Other accrued expenses	(6,434)	2,401
Income taxes payable	4,451	(1,033)
Accrued / prepaid pensions	(1,785)	(4,990)
Other liabilities	(8,720)	(1,882)
Other	(3,790)	19,656
Net cash provided by operating activities	82,603	116,216

Cash flows from investing activities:
Purchased property, plant and equipment	(35,720)	(38,917)
Purchased businesses, net of cash acquired	(9,123)	(217,572)
Proceeds from sale of property, plant and equipment	870	1,073
Net cash used in investing activities	(43,973)	(255,416)

Cash flows from financing activities:
Proceeds from long-term debt	-	337,000
Repayment of long-term debt	(11,250)	(183,750)
Net proceeds from notes payable	11,246	2,485
Dividends paid	(13,537)	(12,605)
Proceeds from stock options exercised	7,083	3,951
Excess tax benefit from share-based compensation	592	910
Repurchases of common stock	(6,566)	(2,207)
Net cash provided by (used in) financing activities	(12,432)	145,784

Effect of exchange rate changes	656	(4,690)
Net change in cash and cash equivalents	26,854	1,894

Cash and cash equivalents at beginning of period	119,168	77,569
Cash and cash equivalents at end of period	$146,022	$79,463

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$124	$98
Cash paid for interest, net of amount capitalized of $314 and $36 for the periods ended May 28, 2016 and May 30, 2015, respectively	$14,157	$13,624
Cash paid for income taxes, net of refunds	$18,503	$12,041

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

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan businesses from around the world. We also began reporting our Construction Products business on a global basis by combining our EIMEA and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Our effective date for adoption of this guidance is our fiscal year beginning December 3, 2017. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This ASU provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer.  The amendments in this ASU affect the guidance in ASU No. 2014-09 and are effective in the same timeframe as ASU No. 2014-09 as discussed below.

In February 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815). The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Our effective date for adoption of this guidance is our fiscal year beginning December 4, 2016. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

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

Note 2: Acquisitions

Advanced Adhesives

On April 29, 2016, we acquired Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited (Advanced Adhesives), providers of industrial adhesives in Australia and New Zealand. The acquisition will help us to strengthen our industrial adhesives market position and leverage a broader technology portfolio in both Australia and New Zealand. The combined purchase price of $9,123 was funded through existing cash and was recorded in our Asia Pacific operating segment. We incurred acquisition related costs of approximately $544, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The acquisition fair value measurement was preliminary as of May 28, 2016, subject to the completion of the valuation of Advanced Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the third quarter of 2016.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

May 28, 2016
Current assets	$6,191
Property, plant and equipment	751
Goodwill	4,546
Other assets	6
Current liabilities	(2,371)
Total purchase price	$9,123

We have preliminarily allocated goodwill in the amount of $4,546 for the expected synergies from combining Advanced Adhesives with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Asia Pacific operating segment.

Continental Products Limited

On February 3, 2015, we acquired the equity of Continental Products Limited, a provider of industrial adhesives, based in Nairobi, Kenya. The purchase price of $1,647, net of cash acquired of $371, was funded through existing cash.

Tonsan Adhesive, Inc.

On February 2, 2015, we acquired 95 percent of the equity of Tonsan Adhesive, Inc., an independent engineering adhesives provider based in Beijing, China. The purchase price was 1.4 billion Chinese renminbi, or approximately $215,925, net of cash acquired of $7,754, which was financed with the proceeds from our October 31, 2014 term loan, drawn in conjunction with the acquisition.

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

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$49,839
Property, plant and equipment	59,142
Goodwill	125,790
Other intangibles
Developed technology	18,600
Customer relationships	25,700
Trademarks/trade names	11,000
Current liabilities	(38,068)
Other liabilities	(24,305)
Redeemable non-controlling interests	(11,773)
Total purchase price	$215,925

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the quarter ended May 28, 2016 and May 30, 2015 were calculated using the following weighted average assumptions:

	Three Months Ended				Six Months Ended
	May 28, 2016			May 30, 2015	May 28, 2016			May 30, 2015
Expected life (in years)		4.75		4.75		4.75			4.61
Weighted-average expected volatility		28.55%		30.23%		29.01%			30.91%
Expected volatility	28.00%	-	29.20%	30.23%	28.00%	-	29.23%	25.50%	-	31.67%
Risk-free interest rate		1.25%		1.43%		1.43%			1.26%
Expected dividend yield		1.27%		1.22%		1.55%			1.17%
Weighted-average fair value of grants		$9.81		$10.31		$7.72			$10.21

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

Total share-based compensation expense of $2,701 and $3,058 was included in our Condensed Consolidated Statements of Income for the second quarter ended May 28, 2016 and May 30, 2015, respectively. Total share-based compensation expense of $6,968 and $7,319 was included in our Condensed Consolidated Statements of Income for the first six months ended May 28, 2016 and May 30, 2015, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the second quarter ended May 28, 2016 and May 30, 2015, there was $933 and $513 of excess tax benefit recognized, respectively. For the first six months ended May 28, 2016 and May 30, 2015 there was $592 and $910 of excess tax benefit recognized, respectively.

As of May 28, 2016, there was $9,697 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation costs related to unvested restricted stock shares was $315 which is expected to be recognized over a weighted-average period of 0.6 years. Unrecognized compensation costs related to unvested restricted stock units was $10,257 which is expected to be recognized over a weighted-average period of 1.5 years.

Share-based Activity

A summary of option activity as of May 28, 2016 and changes during the first six months then ended is presented below:

	Options	Weighted- Average Exercise Price
Outstanding at November 28, 2015	2,912,073	$33.37
Granted	836,854	33.77
Exercised	(409,971)	25.10
Forfeited or cancelled	(120,663)	39.97
Outstanding at May 28, 2016	3,218,293	$34.28

The total fair value of options granted during the second quarter ended May 28, 2016 and May 30, 2015 were $324 and $9, respectively. Total intrinsic value of options exercised during the second quarter ended May 28, 2016 and May 30, 2015 were $7,265 and $2,223, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair value of options granted during the first six months ended May 28, 2016 and May 30, 2015 were $6,462 and $7,189, respectively. Total intrinsic value of options exercised during the first six months ended May 28, 2016 and May 30, 2015 were $7,276 and $3,549, respectively. Proceeds received from option exercises during the second quarter ended May 28, 2016 and May 30, 2015 were $7,051 and $2,267, respectively and $7,083 and $3,951, during the first six months ended May 28, 2016 and May 30, 2015, respectively.

A summary of nonvested restricted stock as of May 28, 2016 and changes during the first six months then ended is presented below:

	Units	Shares	Total	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8
Granted	215,895	-	215,895	34.21	1.8
Vested	(101,652)	(70,428)	(172,080)	41.85	-
Forfeited	(21,641)	(179)	(21,820)	38.53	2.0
Nonvested at May 28, 2016	329,615	39,553	369,168	$37.91	1.4

Total fair value of restricted stock vested during the second quarter ended May 28, 2016 and May 30, 2015 were $179 and $64, respectively. Total fair value of restricted stock vested during the first six months ended May 28, 2016 and May 30, 2015 were $6,012 and $6,064, respectively. The total fair value of nonvested restricted stock at May 28, 2016 was $13,994.

We repurchased 1,106 and 86 restricted stock shares during the second quarter ended May 28, 2016 and May 30, 2015, respectively and 67,553 and 54,003 during the first six months ended May 28, 2016 and May 30, 2015, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of May 28, 2016, and changes during the quarter then ended is presented below:

	Non-employee Directors	Employees	Total
Units outstanding November 28, 2015	380,170	45,906	426,076
Participant contributions	14,517	3,214	17,731
Company match contributions	1,452	321	1,773
Payouts	(319)	(5,970)	(6,289)
Units outstanding May 28, 2016	395,820	43,471	439,291

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Weighted-average common shares - basic	50,145	50,345	50,052	50,267
Equivalent shares from share-based compensations plans	1,108	1,126	1,072	1,158
Weighted-average common and common equivalent shares - diluted	51,253	51,471	51,124	51,425

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

Options to purchase 406,028 and 437,798 shares of common stock at a weighted-average exercise price of $48.59 for each of the quarters ended May 28, 2016 and May 30, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 950,516 and 442,616 shares of common stock at a weighted-average exercise price of $44.10 and $48.59 for the first six months ended May 28, 2016 and May 30, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended May 28, 2016				Three Months Ended May 30, 2015
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$33,331	$59	-	-	$25,172	$144
Foreign currency translation adjustment¹	$1,437	-	1,437	5	$(4,725)	-	(4,725)	74
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,173	$(483)	690	-	2,326	$(798)	1,528	-
Interest rate swap³	16	(6)	10	-	5	5	10	-
Cash-flow hedges³	(711)	271	(440)	-	-	-	-	-
Other comprehensive income (loss)	$1,915	$(218)	1,697	5	$(2,394)	$(793)	(3,187)	74
Comprehensive income (loss)			$35,028	$64			$21,985	$218

	Six Months Ended May 28, 2016				Six Months Ended May 30, 2015
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$52,249	$108	-	-	$34,882	$229
Foreign currency translation adjustment¹	$492	-	492	-	$(38,004)	-	(38,004)	84
Reclassification to earnings:
Defined benefit pension plans adjustment²	5,170	$(1,815)	3,355	-	4,651	$(1,596)	3,055	-
Interest rate swap³	29	(9)	20	-	21	(1)	20	-
Cash-flow hedges³	(308)	117	(191)	-	(31)	6	(25)	-
Other comprehensive income (loss)	$5,383	$(1,707)	3,676	-	$(33,363)	$(1,591)	(34,954)	84
Comprehensive income (loss)			$55,925	$108			$(72)	$313

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income (AOCI) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, selling, general and administrative expenses and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	May 28, 2016
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(51,100)	$(51,062)	$(38)
Defined benefit pension plans adjustment, net of taxes of $91,197	(171,045)	(171,045)	-
Interest rate swap, net of taxes of ($4)	7	7	-
Cash-flow hedges, net of taxes of $928	(1,508)	(1,508)	-
Accumulated other comprehensive income (loss)	$(223,646)	$(223,608)	$(38)

	November 28, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(51,592)	$(51,554)	$(38)
Defined benefit pension plans adjustment, net of taxes of $93,012	(174,400)	(174,400)	-
Interest rate swap, net of taxes of $5	(13)	(13)	-
Cash-flow hedges, net of taxes of $811	(1,317)	(1,317)	-
Accumulated other comprehensive (loss) income	$(227,322)	$(227,284)	$(38)

Note 6: Special Charges, net

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the second quarter ended May 28, 2016 and May 30, 2015, we incurred special charges, net of $370 and $934, respectively, for costs related to the Business Integration Project. During the first six months ended May 28, 2016 and May 30, 2015, we incurred special charges, net of $783 and $3,295, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Three Months Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Acquisition and transformation related costs	$82	$75	$187	$547
Workforce reduction costs	-	(270)	(1)	(214)
Facility exit costs	134	1,111	407	2,640
Other related costs	154	18	190	322
Special charges, net	$370	$934	$783	$3,295

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended May 28, 2016 and May 30, 2015
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2016	2015	2016	2015	2016	2015
Service cost	$27	$26	$481	$473	$84	$112
Interest cost	3,768	4,080	1,366	1,461	480	511
Expected return on assets	(6,077)	(6,421)	(2,483)	(2,573)	(1,342)	(1,378)
Amortization:
Prior service cost	7	7	(1)	(1)	(10)	(626)
Actuarial loss	1,293	1,407	753	781	532	608
Net periodic (benefit) cost	$(982)	$(901)	$116	$141	$(256)	$(773)

	Six Months Ended May 28, 2016 and May 30, 2015
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2016	2015	2016	2015	2016	2015
Service cost	$54	$53	$961	$980	$168	$224
Interest cost	7,535	8,161	2,733	2,977	960	1,021
Expected return on assets	(12,154)	(12,841)	(4,965)	(5,240)	(2,684)	(2,755)
Amortization:
Prior service cost	14	14	(2)	(2)	(20)	(1,252)
Actuarial loss	2,586	2,814	1,505	1,612	1,064	1,216
Net periodic (benefit) cost	$(1,965)	$(1,799)	$232	$327	$(512)	$(1,546)

Note 8: Inventories

The composition of inventories is as follows:

	May 28, 2016	November 28, 2015
Raw materials	$124,351	$121,545
Finished goods	150,666	142,195
LIFO reserve	(13,945)	(15,236)
Total inventories	$261,072	$248,504

Note 9: Financial Instruments

Foreign Currency Derivative Instruments

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into US dollars. The first swap matures in 2017, the second swap matures in 2018 and the third swap matures in 2019. As of May 28, 2016, the combined fair value of the swaps was a liability of $1,111 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of May 28, 2016 resulted in additional pre-tax gain of $37 for the six months ended May 28, 2016 as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,508 as of May 28, 2016. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of May 28, 2016 that is expected to be reclassified into earnings within the next twelve months is $783. As of May 28, 2016, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of May 28, 2016:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$(65)
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$(370)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(676)
Receive USD		5.0530%
Total			$134,736	$(1,111)

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

As of May 28, 2016, we had forward foreign currency contracts maturing between June 10, 2016 and February 24, 2017. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $5,551 at May 28, 2016. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Interest Rate Swaps

We have interest rate swap agreements to convert $75,000 of our senior notes to variable interest rates. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $2,673 at May 28, 2016 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps was an asset of $2,760 at May 28, 2016 and $3,395 at November 28, 2015 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of May 28, 2016 resulted in a pretax gain of $48 for the first six months ended May 28, 2016 as the fair value of the senior notes decreased by more than the change in the fair value of the interest rate swaps attributable to the change in the risk being hedged. The calculations as of May 30, 2015 resulted in a pre-tax gain of $59 for the first six months ended May 30, 2015 as the fair value of the interest rate swaps increased by more than the change in the fair value of the senior notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 28, 2016, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in thousands)	May 28, 2016	May 30, 2015	November 28, 2015
Lawsuits and claims settled	4	5	25
Settlement amounts	$343	$438	$2,072
Insurance payments received or expected to be received	$251	$354	$1,648

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

Note 11: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of each of our operating segments based on segment operating income, which is defined as gross profit less selling, general and administrative expenses. Segment operating income excludes special charges, net. Corporate expenses are fully allocated to each operating segment. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

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

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	May 28, 2016			May 30, 2015
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$206,147	$4,095	$35,884	$217,474	$6,320	$35,727
EIMEA	139,897	4,494	11,027	137,418	3,111	2,294
Asia Pacific	60,119	1,309	3,036	57,553	3,967	2,944
Construction Products	67,634	51	2,534	75,831	247	6,354
Engineering Adhesives	58,717	-	2,091	52,486	-	1,036
Total	$532,514		$54,572	$540,762		$48,355

	Six Months Ended
	May 28, 2016			May 30, 2015
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$389,466	$7,725	$62,143	$411,547	$11,703	$57,404
EIMEA	264,188	9,765	17,190	271,533	7,661	2,979
Asia Pacific	113,979	2,261	6,789	112,896	7,433	6,089
Construction Products	127,708	155	3,319	134,287	423	7,368
Engineering Adhesives	111,499	-	2,969	81,160	-	(4,112)
Total	$1,006,840		$92,410	$1,011,423		$69,728

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Segment operating income	$54,572	$48,355	$92,410	$69,728
Special charges, net	(370)	(934)	(783)	(3,295)
Other income (expense), net	(1,565)	(569)	(6,647)	(206)
Interest expense	(6,597)	(6,215)	(12,905)	(12,317)
Income before income taxes and income from equity method investments	$46,040	$40,637	$72,075	$53,910

Note 12: Income Taxes

As of May 28, 2016, we had a liability of $5,160 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $5,124 as of November 28, 2015. As of May 28, 2016, we had accrued $657 of gross interest relating to unrecognized tax benefits. For the quarter ended May 28, 2016, our recorded liability for gross unrecognized tax benefits increased by $36.

Note 13: Goodwill and Other Intangible Assets

A summary of goodwill activity during the six months ended May 28, 2016 is presented below:

	Americas Adhesives	EIMEA	Asia Pacific		Construction Products	Engineering Adhesives	Total
Balance at November 28, 2015	$59,706	$100,638	$17,329		$22,668	$153,863	$354,204
Acquisitions	-	-	4,546	[1]	-	700	5,246
Currency impact	111	4,252	808		102	(2,201)	3,072
Balance at May 28, 2016	$59,817	$104,890	$22,683		$22,770	$152,362	$362,522

1 Preliminary goodwill balance as of May 28, 2016.

As discussed in Note 11, during the first quarter of fiscal year 2016, we changed our operating segments as a result of a change in our management reporting structure. This resulted in a change in our reporting units. We allocated goodwill to our new reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets are as follows:

	May 28, 2016
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,092	$236,004	$49,776	$355,871
Accumulated amortization	(21,649)	(106,499)	(27,157)	(155,305)
Net identifiable intangibles	$48,443	$129,505	$22,619	$200,566

	November 28, 2015
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$69,792	$234,995	$49,563	$354,350
Accumulated amortization	(17,613)	(99,405)	(24,801)	(141,819)
Net identifiable intangibles	$52,179	$135,590	$24,762	$212,531

Amortization expense with respect to amortizable intangible assets was $13,486 and $13,147 for the first six months of 2016 and 2015, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	Remainder of 2016	2017	2018	2019	2020	Thereafter
Amortization Expense	$12,024	$25,248	$24,852	$22,914	$21,935	$93,593

Non-amortizable intangible assets as of May 28, 2016 are $462 and are related to trademarks and trade names.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 28, 2016 and November 28, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	May 28,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,201	$4,201	$-	$-
Derivative assets	863	-	863	-
Interest rate swaps	2,760	-	2,760	-

Liabilities:
Derivative liabilities	$6,414	$-	$6,414	$-
Contingent consideration liability	10,309	-	-	10,309
Cash-flow hedges	1,111	-	1,111	-

	November 28,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,698	$1,698	$-	$-
Derivative assets	15,185	-	15,185	-
Interest rate swaps	3,395	-	3,395	-
Cash-flow hedges	5,384	-	5,384	-

Liabilities:
Derivative liabilities	$4,744	$-	$4,744	$-
Contingent consideration liability	10,854	-	-	10,854

We use the income approach in calculating the fair value of our contingent consideration liabilities using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration related to the acquisition of Tonsan Adhesive, Inc. as of May 28, 2016 resulted in a fair value of $10,221 and a $2,018 net mark to market adjustment recorded as a credit to selling, general and administrative expense in the Condensed Consolidated Statement of Income as of May 28, 2016.

Contingent consideration liabilities
Level 3 balance November 28, 2015	$10,854
Opening balance sheet adjustment	700
Mark to market adjustment	(2,055)
Foreign currency translation adjustment	810
Level 3 balance May 28, 2016	$10,309

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

Under this program, we did not repurchase any shares during the second quarter of 2016. During the first six months ended May 28, 2016, we repurchased shares under this program, with an aggregate value of $4,210. Of this amount, $125 reduced common stock and $4,085 reduced additional paid-in capital. We did not repurchase any shares during the first six months ended May 30, 2015.

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

Redeemable Non-Controlling Interest
Balance at November 28, 2015	$4,199
Net income (loss) attributed to redeemable non-controlling interest	110
Foreign currency translation adjustment	209
Balance at May 28, 2016	$4,518

Note 17: Subsequent Event

On June 6, 2016, we entered into an agreement to purchase Cyberbond, L.L.C. for approximately $42,350. Cyberbond L.L.C., headquartered in Batavia, Illinois, is a global provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will be included in our Engineering Adhesives operating segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2015 for important background information related to our business.

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan businesses from around the world. We also began reporting our Construction Products business on a global basis by combining our EIMEA and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

Net revenue in the second quarter of 2016 decreased 1.5 percent from the second quarter of 2015. Sales volume increased 1.0 percent and product pricing decreased 1.4 percent compared to the second quarter of 2015. A weaker Chinese yuan, Turkish lira, Canadian dollar, Egyptian pound, Indian rupee and Australian dollar, partially offset by a stronger Euro compared to the U.S. dollar, for the second quarter of 2016 compared to the second quarter of 2015 were the main drivers of a negative 1.1 percent currency effect. Gross profit margin increased 220 basis points primarily due to lower raw material costs.

Net revenue in the first six months of 2016 decreased 0.5 percent from the first six months of 2015. Sales volume increased 3.3 percent and product pricing decreased 1.0 percent compared to the first six months of 2015. A weaker Chinese yuan, Euro, Turkish lira, Canadian dollar, Indian rupee and Australian dollar compared to the U.S. dollar, for the first six months of 2016 compared to the first six months of 2015 were the main drivers of a negative 2.8 percent currency effect. Gross profit margin increased 320 basis points primarily due to lower raw material costs.

Net income attributable to H.B. Fuller in the second quarter of 2016 was $33.3 million as compared to $25.2 million in the second quarter of 2015. On a diluted earnings per share basis, the second quarter of 2016 was $0.65 per share as compared to $0.49 per share for the second quarter of 2015.

Net income attributable to H.B. Fuller in the first six months of 2016 was $52.2 million as compared to $34.9 million in the first six months of 2015. On a diluted earnings per share basis, the first six months of 2016 was $1.02 per share as compared to $0.68 per share for the same period of 2015.

Results of Operations

Net revenue:

	Three Months Ended				Six Months Ended
	May 28,	May 30,	2016 vs		May 28,	May 30,	2016 vs
($ in millions)	2016	2015	2015		2016	2015	2015
Net revenue	$532.5	$540.8	(1.5%	)	$1,006.8	$1,011.4	(0.5%	)

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and large acquisitions. The product pricing/sales volume variance and small acquisitions such as Advanced Adhesives, Tonsan Adhesive, Inc. and Continental Products Limited are viewed as constant currency growth. The following table shows the net revenue variance analysis for the second quarter and first six months of 2016 compared to the same periods in 2015:

	Three Months Ended May 28, 2016 vs May 30, 2015		Six Months Ended May 28, 2016 vs May 30, 2015
Product pricing	(1.4%	)	(1.0%	)
Sales volume	1.0%		3.3%
Currency	(1.1%	)	(2.8%	)
Total	(1.5%	)	(0.5%	)

Constant currency growth was a negative 0.4 percent in the second quarter of 2016 compared to the second quarter of 2015. Sales volume increased 1.0 percent and product pricing decreased 1.4 percent compared to 2015. The negative 0.4 percent constant currency growth in the second quarter of 2016 was driven by 14.6 percent growth in Engineering Adhesives, 9.4 percent growth in Asia Pacific and 2.3 percent growth in EIMEA offset by a 4.9 percent decrease in Americas Adhesives and a 10.5 percent decrease in Construction Products. The negative 1.1 percent currency impact was primarily driven by the devaluation of the Chinese yuan, Turkish lira, Canadian dollar, Egyptian pound, Indian rupee and Australian dollar, partially offset by a stronger Euro compared to the U.S. dollar.

Constant currency growth was 2.3 percent in the first six months of 2016 compared to the first six months of 2015. Sales volume increased 3.3 percent and product pricing decreased 1.0 percent compared to 2015. The 2.3 percent constant currency growth in the first six months of 2016 was driven by 42.6 percent growth in Engineering Adhesives, 6.7 percent growth in Asia Pacific and 2.2 percent growth in EIMEA partially offset by a 4.7 percent decrease in Americas Adhesives and a decrease of 4.1 percent in Construction Products. The 42.6 percent growth in Engineering Adhesives was partially due to a full six months of Tonsan revenue for 2016. The negative 2.8 percent currency impact was primarily driven by the devaluation of the Chinese yuan, Euro, Turkish lira, Canadian dollar, Indian rupee and Australian dollar compared to the U.S. dollar.

Cost of sales:

	Three Months Ended				Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015		May 28, 2016	May 30, 2015	2016 vs 2015
Raw materials	$285.0	$302.2	(5.7%	)	$539.4	$574.0	(6.0%	)
Other manufacturing costs	89.3	89.6	(0.4%	)	171.6	172.3	(0.4%	)
Cost of sales	$374.3	$391.8	(4.5%	)	$711.0	$746.3	(4.7%	)
Percent of net revenue	70.3%	72.5%			70.6%	73.8%

Cost of sales in the second quarter of 2016 compared to the second quarter of 2015 decreased 220 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 240 basis points compared to last year due to lower raw material costs and sales mix. Other manufacturing costs as a percentage of revenue increased 20 basis points compared to the second quarter of last year.

Cost of sales in the first six months of 2016 compared to the first six months of 2015 decreased 320 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 320 basis points compared to last year due to lower raw material costs, sales mix and the 2015 impact of valuing inventories acquired in the Tonsan Adhesive, Inc. and Continental Products Limited acquisitions at fair value. Other manufacturing costs as a percentage of revenue were flat compared to last year.

Gross profit:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Gross profit	$158.3	$148.9	6.3%	$295.9	$265.1	11.6%
Percent of net revenue	29.7%	27.5%		29.4%	26.2%

Gross profit in the second quarter of 2016 increased $9.4 million or 6.3 percent and gross profit margin increased 220 basis points compared to the second quarter of 2015. Reduced raw material costs and better sales mix in the second quarter of 2016 resulted in the increase in gross profit.

Gross profit in the first six months of 2016 increased $30.8 million or 11.6 percent and gross profit margin increased 320 basis points compared to the first six months of 2015. Reduced raw material costs, better sales mix and a full six months of Tonsan in 2016 resulted in the increase in gross profit.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
SG&A expenses	$103.7	$100.6	3.1%	$203.5	$195.4	4.1%
Percent of net revenue	19.5%	18.6%		20.2%	19.3%

SG&A expenses for the second quarter of 2016 increased $3.1 million or 3.1 percent, compared to the second quarter of 2015. The increase is mainly due to higher payroll costs and employee incentive plan accruals, partially offset by the net mark to market adjustment related to the Tonsan contingent consideration liability in the second quarter of 2016 compared with 2015.

SG&A expenses for the first six months of 2016 increased $8.1 million or 4.1 percent, compared to the first six months of 2015. The increase is mainly due to a full six months of Tonsan for 2016 and higher employee incentive plan accruals compared to the first six months of 2015. This increase is partially offset by lower expenses related to general spending reductions, foreign currency exchange rate benefits on spending outside the U.S and the net mark to market adjustment related to the Tonsan contingent consideration liability.

We make SG&A expense plans at the beginning of each fiscal year and barring significant changes in business conditions or our outlook for the future, we maintain these spending plans for the entire year. Management routinely monitors our SG&A spending relative to these fiscal year plans for each operating segment and for the company overall. We feel it is important to maintain a consistent spending program in this area as many of the activities within the SG&A category such as the sales force, technology development, and customer service are critical elements of our business strategy. For the current year, we planned SG&A expenses to increase relative to last year by an amount higher than our expected growth in net revenue.

Special charges, net:

	Three Months Ended				Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015		May 28, 2016	May 30, 2015	2016 vs 2015
Special charges, net	$0.4	$0.9	(60.4%	)	$0.8	$3.3	(76.2%	)

The following table provides detail of special charges, net:

	Three Months Ended		Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Acquisition and transformation related costs	$0.1	$0.1	$0.2	$0.6
Workforce reduction costs	-	(0.3)	-	(0.2)
Facility exit costs	0.1	1.1	0.4	2.6
Other related costs	0.2	-	0.2	0.3
Special charges, net	$0.4	$0.9	$0.8	$3.3

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the second quarter ended May 28, 2016 and May 30, 2015, we incurred special charges, net of $0.4 million and $0.9 million respectively, and for the first six months ended May 28, 2016 and May 30, 2015, we incurred special charges, net of $0.8 million and $3.3 million respectively, for costs related to the Business Integration Project.

We present operating segment information consistent with how we organize our business internally, assess performance and make decisions regarding the allocation of resources. Segment operating income is defined as gross profit less SG&A expenses. Because this definition excludes special charges, we have not allocated special charges to the operating segments or included them in Management’s Discussion & Analysis of operating segment results. The following table provides the special charges, net attributable to each operating segment for the periods presented:

	Three Months Ended		Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Americas Adhesives	$-	$(0.6)	$-	$(0.9)
EIMEA	0.4	1.5	0.8	3.9
Company-wide	-	-	-	0.3
Special charges, net	$0.4	$0.9	$0.8	$3.3

We expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of May 28, 2016 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of May 28, 2016
Acquisition and transformation related costs	$43.2
Work force reduction costs	41.1
Cash facility exit costs	40.6
Non-cash facility exit costs	17.7
Other related costs	19.5
Business Integration Project	$162.1

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

Other income (expense), net:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Other income (expense), net	$(1.6)	$(0.6)	NMP	$(6.6)	$(0.2)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2016 included $2.4 million of currency translation and re-measurement losses offset by $0.3 million of net financing income and $0.5 million of interest income. Other income (expense), net in the second quarter of 2015 included $0.6 million of currency translation and re-measurement losses.

Other income (expense), net in the first six months of 2016 included $8.2 million of currency translation and re-measurement losses offset by $0.6 million of net financing income and $1.0 million of interest income. The majority of the $8.2 million of currency translation and re-measurement losses is related to the devaluation of the Argentine peso. Other income (expense), net in the first six months of 2015 included $0.7 million of currency translation and re-measurement losses offset by $0.4 million of net financing income and $0.1 million of interest income.

Interest expense:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Interest expense	$6.6	$6.2	6.1%	$12.9	$12.3	4.8%

Interest expense in the second quarter of 2016 as compared to the same period last year was higher due to larger local currency debt balances at higher interest rates and slightly higher LIBOR rates on floating rate debt held in the U.S., offset by higher capitalized interest and lower average U.S. debt balances. We capitalized $0.2 million of interest expense in the second quarter of 2016 compared to a minimal amount in the same period last year.

Interest expense for the first six months of 2016 as compared to the same period last year was higher due to larger average debt balances during the first six months of 2016 and higher LIBOR rates on floating rate debt, offset by higher capitalized interest. We capitalized $0.3 million of interest expense in the first six months of 2016 compared to a minimal amount in the same period last year.

Income taxes:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Income taxes	$14.3	$15.4	(7.1%)	$23.1	$20.2	14.4%
Effective tax rate	31.0%	37.9%		32.0%	37.4%

Income tax expense of $14.3 million in the second quarter of 2016 includes less than $0.1 million of discrete tax expense and less than $0.1 million of tax benefits relating to the special charges for costs related to the Business Integration Project.  Excluding the discrete tax expense and the effects of items included in special charges, the overall effective tax rate was 30.8 percent.

Income tax expense of $23.1 million in the first six months of 2016 includes $0.6 million of discrete tax benefits and $0.1 million of tax benefits relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 32.7 percent.

Income from equity method investments:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Income from equity method investments	$1.6	$1.4	20.1%	$3.3	$2.7	25.4%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the second quarter and first six months of 2016 compared to the same periods of 2015 is primarily related to higher net income in our joint venture.

Net income attributable to non-controlling interests:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.1)	$(0.2)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Net income attributable to H.B. Fuller	$33.3	$25.2	32.4%	$52.2	$34.9	49.8%
Percent of net revenue	6.3%	4.7%		5.2%	3.4%

The net income attributable to H.B. Fuller for the second quarter of 2016 was $33.3 million compared to $25.2 million for the second quarter of 2015. The diluted earnings per share for the second quarter of 2016 was $0.65 per share as compared to $0.49 per share for the second quarter of 2015.

The net income attributable to H.B. Fuller for the first six months of 2016 was $52.2 million compared to $34.9 million for the first six months of 2015. The diluted earnings per share for the first six months of 2016 was $1.02 per share as compared to $0.68 per share for the first six months of 2015.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$206.2	39%	$217.5	40%	$389.5	39%	$411.5	41%
EIMEA	139.9	26%	137.4	25%	264.2	26%	271.5	27%
Asia Pacific	60.1	11%	57.6	11%	113.9	11%	112.9	11%
Construction Products	67.6	13%	75.8	14%	127.7	13%	134.3	13%
Engineering Adhesives	58.7	11%	52.5	10%	111.5	11%	81.2	8%
Total	$532.5	100%	$540.8	100%	$1,006.8	100%	$1,011.4	100%

Segment Operating Income:

	Three Months Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$35.9	66%	$35.7	74%	$62.1	67%	$57.4	82%
EIMEA	11.0	20%	2.3	5%	17.2	19%	3.0	5%
Asia Pacific	3.1	5%	3.0	6%	6.8	7%	6.1	9%
Construction Products	2.5	5%	6.4	13%	3.3	4%	7.3	10%
Engineering Adhesives	2.1	4%	1.0	2%	3.0	3%	(4.1)	(6% )
Total	$54.6	100%	$48.4	100%	$92.4	100%	$69.7	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Segment operating income	$54.6	$48.4	$92.4	$69.7
Special charges, net	(0.4)	(1.0)	(0.8)	(3.3)
Other income (expense), net	(1.6)	(0.6)	(6.6)	(0.2)
Interest expense	(6.6)	(6.2)	(12.9)	(12.3)
Income before income taxes and income from equity method investments	$46.0	$40.6	$72.1	$53.9

Americas Adhesives

	Three Months Ended				Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015		May 28, 2016	May 30, 2015	2016 vs 2015
Net revenue	$206.2	$217.5	(5.2%	)	$389.5	$411.5	(5.4%	)
Segment operating income	$35.9	$35.7	0.4%		$62.1	$57.4	8.3%
Segment operating margin	17.4%	16.4%			16.0%	13.9%

The following tables provide details of the Americas Adhesives net revenue variances:

	Three Months Ended May 28, 2016 vs May 30, 2015		Six Months Ended May 28, 2016 vs May 30, 2015
Constant currency growth	(4.9%	)	(4.7%	)
Currency	(0.3%	)	(0.7%	)
Total	(5.2%	)	(5.4%	)

Net revenue decreased 5.2 percent in the second quarter of 2016 compared to the second quarter of 2015. The 4.9 percent decrease in constant currency growth was attributable to a 2.3 percent decrease in sales volume and 2.6 percent decrease in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.3 percent decrease. The sales volume decrease was primarily driven by lost market share in the hygiene market and general end-market weakness in Latin America. As a percentage of net revenue, raw material costs decreased 370 basis points mainly due to reductions in raw material costs. Other manufacturing costs as a percentage of net revenue increased 130 basis points, primarily due to lower revenues. Operating expense as a percentage of net revenue increased 140 basis points primarily due to higher compensation costs and lower net revenue. Segment operating income increased 0.4 percent and segment operating margin as a percentage of net revenue increased 100 basis points in the second quarter compared to the second quarter last year.

Net revenue decreased 5.4 percent in the first six months of 2016 compared to the first six months of 2015. The 4.7 percent decrease in constant currency growth was attributable to a 2.8 percent decrease in sales volume and 1.9 percent decrease in product pricing. The weaker Canadian dollar compared to the U.S. dollar resulted in a 0.7 percent decrease. The sales volume decrease was primarily driven by lost market share in the hygiene market and general end-market weakness in Latin America. As a percentage of net revenue, raw material costs decreased 370 basis points mainly due to reductions in raw material costs. Other manufacturing costs as a percentage of net revenue increased 60 basis points. Operating expense as a percentage of net revenue increased 100 basis points primarily due to higher compensation costs and lower net revenue. Segment operating income increased 8.3 percent and segment operating margin as a percentage of net revenue increased 210 basis points in the first six months compared to the first six months last year.

EIMEA

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Net revenue	$139.9	$137.4	1.8%	$264.2	$271.5	(2.7%	)
Segment operating income	$11.0	$2.3	380.8%	$17.2	$3.0	477.1%
Segment operating margin	7.9%	1.7%		6.5%	1.1%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended May 28, 2016 vs May 30, 2015	Six Months Ended May 28, 2016 vs May 30, 2015
Constant currency growth	2.3%	2.2%
Currency	(0.5% )	(4.9%	)
Total	1.8%	(2.7%	)

Net revenue increased 1.8 percent in the second quarter of 2016 compared to the second quarter of 2015. Sales volume increased 2.9 percent and product pricing decreased 0.6 percent. The negative currency effect of 0.5 percent was primarily the result of a weaker Turkish lira, Egyptian pound and Indian rupee compared to the U.S. dollar partially offset by a stronger Euro. Sales volume growth was primarily related to the hygiene and packaging markets, with strong growth in the emerging markets, as well as growth in core Europe. Raw material cost as a percentage of net revenue decreased 250 basis points in the second quarter compared to the second quarter last year primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 340 basis points lower than the second quarter of 2015 as a result of the reduction of production inefficiencies incurred in the prior year related to the Business Integration Project. As a result, segment operating income increased 380.8 percent and segment operating margin increased 620 basis points compared to the second quarter of 2015.

Net revenue decreased 2.7 percent in the first six months of 2016 compared to the first six months of 2015. Sales volume increased 2.6 percent and product pricing decreased 0.4 percent. The 4.9 percent negative currency effect was primarily the result of a weaker Euro, Indian rupee and Turkish lira compared to the U.S. dollar. Sales volume growth was primarily related to the hygiene market, with strong growth in the emerging markets, as well as growth in core Europe. Raw material cost as a percentage of net revenue decreased 290 basis points in the first six months compared to the first six months last year primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 230 basis points lower than 2015 as a result of the reduction of production inefficiencies incurred in the prior year related to the Business Integration Project. As a result, segment operating income increased 477.1 percent and segment operating margin increased 540 basis points compared to the first six months of 2015.

Asia Pacific

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015	2016 vs 2015
Net revenue	$60.1	$57.6	4.5%	$113.9	$112.9	1.0%
Segment operating income	$3.1	$3.0	3.1%	$6.8	$6.1	11.5%
Segment operating margin	5.0%	5.1%		6.0%	5.4%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended May 28, 2016 vs May 30, 2015	Six Months Ended May 28, 2016 vs May 30, 2015
Constant currency growth	9.4%	6.7%
Currency	(4.9% )	(5.7% )
Total	4.5%	1.0%

Net revenue in the second quarter of 2016 increased 4.5 percent compared to the second quarter of 2015. The 9.4 percent increase in constant currency growth was attributable to 11.9 percent increase in sales volume partially offset by a 2.5 percent decrease in product pricing. Most of the growth compared to the second quarter of 2015 is mainly driven by Southeast Asia and Greater China. Negative currency effects of 4.9 percent compared to the second quarter of 2015 were primarily driven by the weaker Chinese yuan, Australian dollar, and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 10 basis points compared to the second quarter of 2015 due to lower raw material costs and changes in sales mix, partially offset by the impact of valuing inventories related to the Advanced Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 50 basis points compared to the second quarter of 2015. Operating expense as a percentage of net revenue decreased 30 basis points compared to the second quarter of 2015. Segment operating income increased 3.1 percent and segment operating margin decreased 10 basis points compared to the second quarter of 2015.

Net revenue in the first six months of 2016 increased 1.0 percent compared to the first six months of last year. The 6.7 percent increase in constant currency growth was attributable to 8.2 percent increase in sales volume partially offset by a 1.5 percent decrease in product pricing. Most of the Asian markets showed growth compared to the first six months of 2015 mainly driven by Southeast Asia and Greater China. Negative currency effects of 5.7 percent compared to the first six months of 2015 were primarily driven by the weaker Chinese yuan, Australian dollar, and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 70 basis points compared to the first six months of 2015 due to lower raw material costs and changes in sales mix, partially offset by the impact of valuing inventories related to the Advanced Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 110 basis points compared to the first six months of 2015. Operating expense as a percentage of net revenue decreased 100 basis points compared to the first six months of 2015. Segment operating income increased 11.5 percent and segment operating margin increased 60 basis points compared to the first six months of 2015.

Construction Products

	Three Months Ended				Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015		May 28, 2016	May 30, 2015	2016 vs 2015
Net revenue	$67.6	$75.8	(10.8%	)	$127.7	$134.3	(4.9%	)
Segment operating income	$2.5	$6.4	(60.1%	)	$3.3	$7.3	(55.0%	)
Segment operating margin	3.7%	8.4%			2.6%	5.5%

The following tables provide details of the Construction Products net revenue variances:

	Three Months Ended May 28, 2016 vs May 30, 2015		Six Months Ended May 28, 2016 vs May 30, 2015
Constant currency growth	(10.5%	)	(4.1%	)
Currency	(0.3%	)	(0.8%	)
Total	(10.8%	)	(4.9%	)

Net revenue decreased 10.8 percent in the second quarter of 2016 compared to the second quarter of 2015. The decrease in constant currency growth was driven by 11.3 percent decrease in sales volume and a 0.8 percent increase in product pricing. Negative currency effects of 0.3 percent compared to the second quarter of last year were primarily driven by the weaker Australian dollar compared to the U.S. dollar. The decrease in sales volume was primarily attributed to lower export revenue, inventory rebalancing with certain channel partners and an unusually strong second quarter of 2015 driven by the ramp up with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Raw material cost as a percentage of net revenue was 170 basis points lower in the second quarter of 2016 compared to last year primarily due to lower raw material costs and a change in product mix. Other manufacturing costs as a percentage of net revenue were 290 basis points higher in the second quarter of 2016 compared to the second quarter of 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 350 basis points compared to the second quarter of 2015 primarily due to higher compensation costs and lower net revenue. Segment operating income decreased 60.1 percent and segment operating margin decreased 470 basis points in the second quarter compared to the second quarter last year.

Net revenue decreased 4.9 percent in the first six months of 2016 compared to the first six months of 2015. The decrease in constant currency growth was driven by 5.4 percent decrease in sales volume and a 1.3 percent increase in product pricing. Negative currency effects of 0.8 percent compared to the first six months of last year were primarily driven by the weaker Australian dollar compared to the U.S. dollar. The decrease in sales volume was primarily attributed to lower export revenue, inventory rebalancing with certain channel partners and an unusually strong second quarter of 2015 driven by the ramp up with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Raw material cost as a percentage of net revenue was 200 basis points lower in the first six months of 2016 compared to last year primarily due to lower raw material costs and a change in product mix. Other manufacturing costs as a percentage of net revenue were 260 basis points higher in the first six months of 2016 compared to the first six months of 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 230 basis points compared to the first six months of 2015 primarily due to higher compensation costs and lower net revenue. Segment operating income decreased 55.0 percent and segment operating margin decreased 290 basis points in the first six months compared to the first six months last year.

Engineering Adhesives

	Three Months Ended			Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015	2016 vs 2015	May 28, 2016	May 30, 2015		2016 vs 2015
Net revenue	$58.7	$52.5	11.9%	$111.5	$81.2		37.4%
Segment operating income	$2.1	$1.0	101.9%	$3.0	$(4.1)		172.2%
Segment operating margin	3.6%	2.0%		2.7%	(5.1%	)

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended May 28, 2016 vs May 30, 2015	Six Months Ended May 28, 2016 vs May 30, 2015
Constant currency growth	14.6%	42.6%
Currency	(2.7% )	(5.2% )
Total	11.9%	37.4%

Net revenue increased 11.9 percent in the second quarter of 2016 compared to the second quarter of 2015. The 14.6 percent increase in constant currency was driven by a 15.1 percent increase in sales volume partially offset by a 0.5 percent decrease in product pricing. Negative currency effects of 2.7 percent compared to the second quarter of last year were primarily driven by the weaker Chinese yuan compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 10 basis points lower in the second quarter of 2016 compared to the second quarter of 2015. Other manufacturing costs as a percentage of net revenue were 50 basis points higher in the second quarter of 2016 compared to the second quarter of 2015. Operating expense as a percentage of net revenue decreased 200 basis points compared to the second quarter of 2015 primarily due to the net mark to market adjustment related to the Tonsan contingent consideration liability and higher net revenue. Segment operating income increased $1.1 million and segment operating margin increased 160 basis points in the second quarter compared to the second quarter last year.

Net revenue increased 37.4 percent in the first six months of 2016 compared to the first six months of 2015. The increase was driven by a 43.6 percent increase in sales volume partially offset by a 1.0 percent decrease in product pricing. The increase in sales volume was partially attributed to a full quarter of the Tonsan business which was acquired late in the first quarter of 2015. Raw material cost as a percentage of net revenue was 580 basis points lower in the first six months of 2016 compared to the first six months of 2015 primarily due to the impact of valuing inventories related to the Tonsan acquisition at fair value, lower raw material costs and changes in product mix associated with the acquisition of Tonsan. Other manufacturing costs as a percentage of net revenue were 20 basis points lower in the first six months of 2016 compared to the first six months of 2015 primarily due to the impact of a full six months of the Tonsan business. Operating expense as a percentage of net revenue decreased 180 basis points compared to the first six months of 2015 partially due to the net mark to market adjustment related to the Tonsan contingent consideration liability and higher net revenue. Segment operating income increased $7.1 million and segment operating margin increased 780 basis points in the first six months compared to the first six months last year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 28, 2016 were $146.0 million compared to $119.2 million as of November 28, 2015 and $79.5 million as of May 30, 2015. Of the $146.0 million in cash and cash equivalents as of May 28, 2016, $88.8 million was held outside the United States. Total long and short-term debt was $721.8 million as of May 28, 2016, $722.9 million as of November 28, 2015 and $736.9 million as of May 30, 2015. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 43.9 percent as of May 28, 2016 as compared to 45.3 percent as of November 28, 2015 and May 30, 2015.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 28, 2016, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 28, 2016
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.5

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.7

●	TTM = Trailing 12 months

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

	May 28, 2016	May 30, 2015
Net working capital as a percentage of annualized net revenue[1]	21.3%	19.9%
Accounts receivable DSO[2] (in days)	59	59
Inventory days on hand[3] (in days)	65	65
Free cash flow[4] (in millions)	$33.3	$64.7
Total debt to total capital ratio[5]	43.9%	45.3%

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

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of May 28, 2016	Trailing 12 months as of May 30, 2015
Gross profit	$599.9	$522.7
Selling, general and administrative expenses	(405.6)	(385.7)
Income taxes at effective rate	(70.9)	(49.7)
Income from equity method investments	6.6	4.3
Total return	$130.0	$91.6

Total invested capital	$1,650.7	$1,631.3

Return on invested capital	7.9%	5.6%

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015
Net cash provided by operating activities	$82.6	$116.2

Net income including non-controlling interests was $52.4 million in the first six months of 2016 compared to $35.1 million in the first six months of 2015. Depreciation and amortization expense totaled $38.6 million in the first six months of 2016 compared to $36.8 million in the first six months of 2015. Accrued compensation was a use of cash of $2.9 million in 2016 compared to a use of cash of $3.6 million last year. The lower use of cash in 2016 is related to higher accruals for our employee incentive plans. Other accrued expenses was a use of cash of $6.4 million in the first six months of 2016 compared to a source of cash of $2.4 million in same period last year. Other liabilities was a use of cash of $8.7 million in the first six months of 2016 compared to a use of cash of $1.9 million in the first six months of 2015.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $3.3 million compared to a source of cash of $18.5 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015
Trade receivables, net	$13.3	$2.5
Inventory	(9.1)	(14.3)
Trade payables	(7.5)	30.3
Total cash flow impact	$(3.3)	$18.5

●

Trade Receivables, net – Trade Receivables, net was a source of cash of $13.3 million in 2016 compared to a source of cash of $2.5 million in 2015. The higher source of cash in 2016 compared to 2015 was due to strong collection activity of trade receivables. The DSO were 59 days at each of May 28, 2016 and May 30, 2015.

●

Inventory – Inventory was a use of cash of $9.1 million and $14.3 million in 2016 and 2015, respectively. The lower use of cash in 2016 is related to lower seasonal build of inventory in 2016. Inventory days on hand were 65 days as of May 28, 2016 and May 30, 2015.

●

Trade Payables – For the first six months of 2016, trade payables was a use of cash of $7.5 million compared to a source of cash of $30.3 million in 2015. The use of cash in 2016 compared to the source of cash in 2015 is primarily related to lower purchases of inventory and property, plant and equipment, and the timing of payments in 2016.

Cash Flows from Investing Activities:

	Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015
Net cash used in investing activities	$(44.0)	$(255.4)

Purchases of property, plant and equipment were $35.7 million in the first six months of 2016 as compared to $38.9 million for the same period of 2015. The decrease in 2016 compared to 2015 was primarily related to lower capital expenditures for the Business Integration Project in 2016 offset by the building of a new plant in Indonesia and the facility upgrade and expansion project in Construction Products. In the second quarter of 2016, we acquired Advanced Adhesives, Pty Limited for $9.1 million. In the first quarter of 2015 we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.

Cash Flows from Financing Activities:

	Six Months Ended
($ in millions)	May 28, 2016	May 30, 2015
Net cash provided by (used in) financing activities	$(12.4)	$145.8

We did not have any proceeds from long-term debt in the first six months of 2016 compared to $337.0 million in the first six months of 2015. Included in the 2015 proceeds of $337.0 million is $300.0 million from our October 31, 2014 term loan, drawn in conjunction with the acquisition of Tonsan. Repayments of long-term debt were $11.3 million in the first six months of 2016 and $183.8 million in the first six months of 2015. Included in the $183.8 million of repayments in 2015 were $70.0 million from our October 31, 2014 term loan used to repay outstanding balances under the revolving credit facility. Net proceeds on notes payable were net proceeds of $11.2 million in 2016 compared to net proceeds of $2.5 million in 2015. Cash dividends paid were $13.5 million in 2016 compared to $12.6 million in 2015. Repurchases of common stock were $6.6 million in the first six months of 2016 compared to $2.2 million in the same period of 2015. The $6.6 million common stock repurchases in 2016 includes $4.2 million from our 2010 share repurchase program.

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

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of May 28, 2016 would be approximately $2.7 million or $0.05 per diluted share.

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

Approximately 58 percent of net revenue was generated outside of the United States for the first six months of 2016. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. Based on the financial results of the first six months of 2016, a hypothetical 1 percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $2.3 million or $0.04 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. Based on the financial results of the first six months of 2016, and foreign currency balance sheet positions as of May 28, 2016, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.3 million or $0.07 per diluted share.

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

For the six months ended May 28, 2016, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Based on the financial results of the first six months of 2016, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income of approximately $3.7 million or $0.07 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 28, 2016.  Our president and chief executive officer and executive vice president, chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2015, our disclosure controls and procedures were not effective as of May 28, 2016.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in millions)	May 28, 2016	May 30, 2015	November 28, 2015
Lawsuits and claims settled	4	5	25
Settlement amounts	$0.3	$0.4	$2.1
Insurance payments received or expected to be received	$0.3	$0.4	$1.6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

February 28, 2016 - April 2, 2016	57	$34.72	-	$40.7

April 3, 2016 - April 30, 2016	1,019	$42.66	-	$40.7

May 1, 2016 - May 28, 2016	30	$44.72	-	$40.7

1   The total number of shares purchased includes 1,106 shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

10.1

Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.2

Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.3

Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.3 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.4

Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.4 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.5

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.5 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 24, 2016	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1

Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.2

Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.3

Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.3 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.4

Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.4 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

10.5

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016 (incorporated by reference to Exhibit 10.5 in H.B. Fuller’s Current Report on Form 8-K filed on April 6, 2016)

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.