Form 10-Q
period 2016-08-27
FULLER H B CO
filed 2016-09-23
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,342,974 as of September 16, 2016.

H.B. Fuller Company
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 27,	August 29,	August 27,	August 29,
	2016	2015	2016	2015
Net revenue	$512,858	$524,133	$1,519,698	$1,535,556
Cost of sales	(366,737)	(377,293)	(1,077,716)	(1,123,573)
Gross profit	146,121	146,840	441,982	411,983
Selling, general and administrative expenses	(97,692)	(98,297)	(301,143)	(293,712)
Special charges, net	2,807	(1,297)	2,024	(4,592)
Other income (expense), net	(956)	(1,040)	(7,603)	(1,246)
Interest expense	(6,809)	(6,448)	(19,714)	(18,765)
Income from continuing operations before income taxes and income from equity method investments	43,471	39,758	115,546	93,668
Income taxes	(12,513)	(14,372)	(35,563)	(34,528)
Income from equity method investments	1,840	1,500	5,172	4,157
Income from continuing operations	32,798	26,886	85,155	63,297
Loss from discontinued operations, net of tax	-	-	-	(1,300)
Net income including non-controlling interests	32,798	26,886	85,155	61,997
Net income attributable to non-controlling interests	(53)	(79)	(161)	(308)
Net income attributable to H.B. Fuller	$32,745	$26,807	$84,994	$61,689

Earnings per share attributable to H.B. Fuller common stockholders:

Basic[1]
Income from continuing operations	0.65	0.53	1.70	1.25
Loss from discontinued operations	-	-	-	(0.03)
Basic	$0.65	$0.53	$1.70	$1.23

Diluted[1]
Income from continuing operations	0.64	0.52	1.66	1.22
Loss from discontinued operations	-	-	-	(0.03)
Diluted	$0.64	$0.52	$1.66	$1.20

Weighted-average common shares outstanding:
Basic	50,261	50,421	50,122	50,318
Diluted	51,453	51,530	51,234	51,460

Dividends declared per common share	$0.14	$0.13	$0.41	$0.38

[1]	Income per share amounts may not add due to rounding.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 27,	August 29,	August 27,	August 29,
	2016	2015	2016	2015
Net income including non-controlling interests	$32,798	$26,886	$85,155	$61,997
Other comprehensive income (loss)
Foreign currency translation	3,368	(10,719)	3,860	(48,639)
Defined benefit pension plans adjustment, net of tax	1,677	1,527	5,032	4,582
Interest rate swaps, net of tax	10	10	30	30
Cash-flow hedges, net of tax	35	-	(156)	(25)
Other comprehensive income (loss)	5,090	(9,182)	8,766	(44,052)
Comprehensive income	37,888	17,704	93,921	17,945
Less: Comprehensive income (loss) attributable to non-controlling interests	53	(19)	161	294

Comprehensive income attributable to H.B. Fuller	$37,835	$17,723	$93,760	$17,651

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited)
	August 27,	November 28,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$133,102	$119,168
Trade receivables (net of allowances of $12,814 and $11,893, as of August 27, 2016 and November 28, 2015, respectively)	344,305	364,704
Inventories	261,363	248,504
Other current assets	64,992	68,675
Total current assets	803,762	801,051

Property, plant and equipment	1,156,171	1,111,987
Accumulated depreciation	(638,068)	(599,127)
Property, plant and equipment, net	518,103	512,860

Goodwill	393,251	354,204
Other intangibles, net	201,164	212,993
Other assets	164,113	161,144
Total assets	$2,080,393	$2,042,252

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$36,818	$30,757
Current maturities of long-term debt	78,581	22,500
Trade payables	160,836	177,864
Accrued compensation	46,425	52,079
Income taxes payable	7,815	8,970
Other accrued expenses	53,250	57,355
Total current liabilities	383,725	349,525

Long-term debt, excluding current maturities	596,171	669,606
Accrued pension liabilities	68,067	76,324
Other liabilities	71,174	69,272
Total liabilities	1,119,137	1,164,727

Commitments and contingencies
Redeemable non-controlling interest	4,412	4,199

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,331,880 and 50,074,310, as of August 27, 2016 and November 28, 2015, respectively	50,332	50,074
Additional paid-in capital	65,777	55,522
Retained earnings	1,058,847	994,608
Accumulated other comprehensive loss	(218,518)	(227,284)
Total H.B. Fuller stockholders' equity	956,438	872,920
Non-controlling interests	406	406
Total equity	956,844	873,326
Total liabilities, redeemable non-controlling interest and total equity	$2,080,393	$2,042,252

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 29, 2014	$50,311	$53,269	$933,819	$(147,352)	$403	$890,450
Comprehensive income (loss)	-	-	86,680	(79,932)	400	7,148
Dividends	-	-	(25,891)	-	-	(25,891)
Stock option exercises	234	4,397	-	-	-	4,631
Share-based compensation plans other, net	83	15,159	-	-	-	15,242
Tax benefit on share-based compensation plans	-	1,433	-	-	-	1,433
Repurchases of common stock	(554)	(18,736)	-	-	-	(19,290)
Non-controlling interest assumed	-	-	-	-	14,197	14,197
Recognition of non-controlling interest redemption liability	-	-	-	-	(11,773)	(11,773)
Purchase of non-controlling interest	-	-	-	-	(2,424)	(2,424)
Non-controlling interest	-	-	-	-	(76)	(76)
Redeemable non-controlling interest	-	-	-	-	(321)	(321)
Balance at November 28, 2015	50,074	55,522	994,608	(227,284)	406	873,326
Comprehensive income	-	-	84,994	8,766	161	93,921
Dividends	-	-	(20,755)	-	-	(20,755)
Stock option exercises	465	9,295	-	-	-	9,760
Share-based compensation plans other, net	111	11,081	-	-	-	11,192
Tax benefit on share-based compensation plans	-	1,462	-	-	-	1,462
Repurchases of common stock	(318)	(11,583)	-	-	-	(11,901)
Redeemable non-controlling interest	-	-	-	-	(161)	(161)
Balance at August 27, 2016	$50,332	$65,777	$1,058,847	$(218,518)	$406	$956,844

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 27, 2016	August 29, 2015
Cash flows from operating activities:
Net income including non-controlling interests	$85,155	$61,997
Loss from discontinued operations, net of tax	-	1,300
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	36,730	35,696
Amortization	20,509	20,046
Deferred income taxes	3,785	4,775
Income from equity method investments	(5,172)	(4,157)
(Gain) loss on sale of assets	(2,794)	327
Share-based compensation	9,469	10,325
Excess tax benefit from share-based compensation	(1,462)	(1,321)
Non-cash charge for the sale of inventories revalued at the date of acquisition	528	2,416
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	25,646	15,860
Inventories	(6,165)	(19,955)
Other assets	1,790	2,241
Trade payables	(1,365)	10,557
Accrued compensation	(6,715)	(4,617)
Other accrued expenses	(4,858)	4,705
Income taxes payable	(1,415)	1,714
Accrued / prepaid pensions	(2,072)	(6,565)
Other liabilities	(9,889)	(3,262)
Other	4,199	20,962
Net cash provided by operating activities	145,904	153,044

Cash flows from investing activities:
Purchased property, plant and equipment	(49,569)	(48,638)
Purchased businesses, net of cash acquired	(51,298)	(217,572)
Proceeds from sale of property, plant and equipment	4,403	1,529
Net cash used in investing activities	(96,464)	(264,681)

Cash flows from financing activities:
Proceeds from long-term debt	-	357,000
Repayment of long-term debt	(16,875)	(207,500)
Net proceeds from notes payable	6,639	(2,114)
Dividends paid	(20,570)	(19,174)
Proceeds from stock options exercised	9,760	4,342
Excess tax benefit from share-based compensation	1,462	1,321
Repurchases of common stock	(11,901)	(2,214)
Net cash provided by (used in) financing activities	(31,485)	131,661

Effect of exchange rate changes	(4,021)	(6,478)
Net change in cash and cash equivalents	13,934	13,546

Cash used in operating activities of discontinued operations	-	(5,294)

Net change in cash and cash equivalents	13,934	8,252
Cash and cash equivalents at beginning of period	119,168	77,569
Cash and cash equivalents at end of period	$133,102	$85,821

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$185	$153
Cash paid for interest, net of amount capitalized of $556 and $91 for the periods ended August 27, 2016 and August 29, 2015, respectively	$20,436	$19,735
Cash paid for income taxes, net of refunds	$33,428	$23,748

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

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan and Cyberbond businesses from around the world. We also began reporting our Construction Products business on a global basis by combining our Europe, India, Middle East and Africa (EIMEA) and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

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

Note 2: Acquisitions

Cyberbond

On June 8, 2016, we acquired Cyberbond, L.L.C., heaquartered in Batavia, Illinois, which is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment. The purchase price of $42,516 was funded through existing cash and was recorded in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $558, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The acquisition fair value measurement was preliminary as of August 27, 2016, subject to the completion of the valuation of Cyberbond and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed in the fourth quarter of 2016.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

August 27, 2016
Current assets	$4,410
Property, plant and equipment	1,460
Goodwill	38,152
Other assets	673
Current liabilities	(1,526)
Long-term liabilities	(653)
Total purchase price	$42,516

We have preliminarily allocated the entire excess purchase price to goodwill in the amount of $38,152 pending completion of the valuation of other identified intangible assets. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Engineering Adhesives operating segment. The Cyberbond acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

Advanced Adhesives

On April 29, 2016, we acquired Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited (Advanced Adhesives), providers of industrial adhesives in Australia and New Zealand. The acquisition will help us to strengthen our industrial adhesives market position and leverage a broader technology portfolio in both Australia and New Zealand. The combined purchase price of $10,365 was funded through existing cash and was recorded in our Asia Pacific operating segment. We incurred acquisition related costs of approximately $670, which were recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

During the third quarter of 2016, the Company substantially completed its procedures related to the working capital accounts and obtained a preliminary valuation of the identified intangible assets in order to allocate the purchase price to the assets acquired and liabilities assumed. The outcome of these procedures are reflected in the adjustments in the table below. The acquisition fair value measurement as of August 27, 2016, is subject to the completion of the final assessment of the fair values of the assets acquired and liabilities assumed, specifically related to the identified intangible assets. We expect the fair value measurement process to be completed in the fourth quarter of 2016.

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	May 28, 2016	Adjustments	August 27, 2016
Current assets	$6,197	$(663)	$5,534
Property, plant and equipment	751	(167)	584
Customer relationships	-	7,639	7,639
Trademarks	-	146	146
Goodwill	4,546	(4,546)	-
Current liabilities	(2,371)	(288)	(2,659)
Long-term liabilities	-	(879)	(879)
Total purchase price	$9,123	$1,242	$10,365

The expected lives of the acquired intangible assets are 15 years for customer relationships and one year for trademarks.

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options granted during the third quarter of 2015. The fair value of options granted during the three months ended August 27, 2016 and nine months ended August 27, 2016 and August 29, 2015 were calculated using the following weighted average assumptions:

	Three Months Ended			Nine Months Ended
	August 27, 2016			August 27, 2016			August 29, 2015
Expected life (in years)		4.75			4.74			4.61
Weighted-average expected volatility		26.77%			28.96%			30.91%
Expected volatility	25.71%	-	27.10%	25.71%	-	29.23%	25.50%	-	31.67%
Risk-free interest rate		0.98%			1.43%			1.26%
Expected dividend yield		1.26%			1.54%			1.17%
Weighted-average fair value of grants		$9.38			$7.72			$10.21

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

Total share-based compensation expense of $2,501 and $3,006 was included in our Condensed Consolidated Statements of Income for the third quarter ended August 27, 2016 and August 29, 2015, respectively. Total share-based compensation expense of $9,469 and $10,325 was included in our Condensed Consolidated Statements of Income for the nine months ended August 27, 2016 and August 29, 2015, respectively. All share-based compensation expense was recorded as selling, general and administrative expense. For the third quarter ended August 27, 2016 and August 29, 2015 there was $870 and $411 of excess tax benefit recognized, respectively. For the nine months ended August 27, 2016 and August 29, 2015 there was $1,462 and $1,321 of excess tax benefit recognized, respectively.

As of August 27, 2016, there was $8,059 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock shares was $194 which is expected to be recognized over a weighted-average period of 0.4 years. Unrecognized compensation costs related to unvested restricted stock units was $9,120 which is expected to be recognized over a weighted-average period of 1.3 years.

Share-based Activity

A summary of option activity as of August 27, 2016 and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 28, 2015	2,912,073	$33.37
Granted	844,033	33.86
Exercised	(539,165)	24.05
Forfeited or cancelled	(164,337)	39.37
Outstanding at August 27, 2016	3,052,604	$34.82

There were no options granted during the third quarter ended August 29, 2015. The total fair value of options granted during the third quarter ended August 27, 2016 was $47. Total intrinsic value of options exercised during the third quarter ended August 27, 2016 and August 29, 2015 was $3,365 and $1,565, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair value of options granted during the nine months ended August 27, 2016 and August 29, 2015 was $6,509 and $7,189, respectively. Total intrinsic value of options exercised during the nine months ended August 27, 2016 and August 29, 2015 was $10,641 and $5,114, respectively. Proceeds received from option exercises during the third quarter ended August 27, 2016 and August 29, 2015 were $2,676 and $391, respectively, and $9,759 and $4,342 during the nine months ended August 27, 2016 and August 29, 2015, respectively.

A summary of nonvested restricted stock as of August 27, 2016 and changes during the nine months then ended is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8
Granted	243,628	-	243,628	35.32	1.6
Vested	(104,051)	(70,428)	(174,479)	41.88	-
Forfeited	(31,337)	(179)	(31,516)	38.34	1.7
Nonvested at August 27, 2016	345,253	39,553	384,806	$38.33	1.2

Total fair value of restricted stock vested during the third quarter ended August 27, 2016 and August 29, 2015 was $25 and $57, respectively. Total fair value of restricted stock vested during the nine months ended August 27, 2016 and August 29, 2015 was $6,101 and $6,121, respectively. The total fair value of nonvested restricted stock at August 27, 2016 was $14,934.

We repurchased 189 and 193 restricted stock shares during the third quarter ended August 27, 2016 and August 29, 2015, respectively and 67,742 and 54,196 during the nine months ended August 27, 2016 and August 29, 2015, respectively. The repurchases relate to statutory minimum tax withholding.

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. A summary of deferred compensation units as of August 27, 2016, and changes during the nine months then ended is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 28, 2015	380,170	45,906	426,076
Participant contributions	35,678	4,379	40,057
Company match contributions	3,568	438	4,006
Payouts	(301)	(7,834)	(8,135)
Units outstanding August 27, 2016	419,115	42,889	462,004

Deferred compensation units are fully vested at the date of contribution.

Note 4: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 27,	August 29,	August 27,	August 29,
(Shares in thousands)	2016	2015	2016	2015
Weighted-average common shares - basic	50,261	50,421	50,122	50,318
Equivalent shares from share-based compensations plans	1,192	1,109	1,112	1,142
Weighted-average common and common equivalent shares - diluted	51,453	51,530	51,234	51,460

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

Options to purchase 386,496 and 1,533,690 shares of common stock at a weighted-average exercise price of $48.57 and $42.88 for the quarters ended August 27, 2016 and August 29, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 762,509 and 416,544 shares of common stock at a weighted-average exercise price of $44.86 and $48.89 for the nine months ended August 27, 2016 and August 29, 2015, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 5: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 27, 2016				Three Months Ended August 29, 2015
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$32,745	$53	-	-	$26,807	$79
Foreign currency translation adjustment¹	$3,368	-	3,368	-	$(10,621)	-	(10,621)	(98)
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,585	$(908)	1,677	-	2,325	$(798)	1,527	-
Interest rate swap³	16	(6)	10	-	15	(5)	10	-
Cash-flow hedges³	56	(21)	35	-	-	-	-	-
Other comprehensive income (loss)	$6,025	$(935)	5,090	-	$(8,281)	$(803)	(9,084)	(98)
Comprehensive income (loss)			$37,835	$53			$17,723	$(19)

	Nine Months Ended August 27, 2016				Nine Months Ended August 29, 2015
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$84,994	$161	-	-	$61,689	$308
Foreign currency translation adjustment¹	$3,860	-	3,860	-	$(48,625)	-	(48,625)	(14)
Reclassification to earnings:
Defined benefit pension plans adjustment²	7,755	$(2,723)	5,032	-	6,976	$(2,394)	4,582	-
Interest rate swap³	45	(15)	30	-	37	(7)	30	-
Cash-flow hedges³	(252)	96	(156)	-	(31)	6	(25)	-
Other comprehensive income (loss)	$11,408	$(2,642)	8,766	-	$(41,643)	$(2,395)	(44,038)	(14)
Comprehensive income (loss)			$93,760	$161			$17,651	$294

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income (AOCI) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, selling, general and administrative and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	August 27, 2016
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(47,732)	$(47,694)	$(38)
Defined benefit pension plans adjustment, net of taxes of $90,289	(169,368)	(169,368)	-
Interest rate swap, net of taxes of ($10)	17	17	-
Cash-flow hedges, net of taxes of $907	(1,473)	(1,473)	-
Accumulated other comprehensive loss	$(218,556)	$(218,518)	$(38)

	November 28, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(51,592)	$(51,554)	$(38)
Defined benefit pension plans adjustment, net of taxes of $93,012	(174,400)	(174,400)	-
Interest rate swap, net of taxes of $5	(13)	(13)	-
Cash-flow hedges, net of taxes of $811	(1,317)	(1,317)	-
Accumulated other comprehensive loss	$(227,322)	$(227,284)	$(38)

Note 6: Special Charges, net

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the third quarter ended August 27, 2016 and August 29, 2015, we incurred special charges, net of $(2,807) and $1,297, respectively, for costs related to the Business Integration Project. During the nine months ended August 27, 2016 and August 29, 2015, we incurred special charges, net of $(2,024) and $4,592, respectively, for costs related to the Business Integration Project. Included in facility exit costs for the three and nine months ended August 27, 2016 is a $3.6 million gain on the sale of our production facility located in Wels, Austria, which closed during the third quarter of 2016.

The following table provides detail of special charges, net:

	Three Months Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Acquisition and transformation related costs	$55	$48	$242	$595
Workforce reduction costs	-	216	(1)	2
Facility exit costs	(2,862)	1,043	(2,455)	3,683
Other related costs	-	(10)	190	312
Special charges, net	$(2,807)	$1,297	$(2,024)	$4,592

Note 7: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 27, 2016 and August 29, 2015
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2016	2015	2016	2015	2016	2015
Service cost	$27	$27	$519	$467	$84	$112
Interest cost	3,768	4,082	1,343	1,471	479	510
Expected return on assets	(6,078)	(6,421)	(2,435)	(2,590)	(1,341)	(1,377)
Amortization:
Prior service cost	7	7	(1)	(1)	(10)	(626)
Actuarial loss	1,292	1,407	788	775	532	607
Net periodic (benefit) cost	$(984)	$(898)	$214	$122	$(256)	$(774)

	Nine Months Ended August 27, 2016 and August 29, 2015
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2016	2015	2016	2015	2016	2015
Service cost	$81	$80	$1,480	$1,447	$252	$336
Interest cost	11,303	12,242	4,076	4,448	1,439	1,531
Expected return on assets	(18,232)	(19,262)	(7,400)	(7,830)	(4,025)	(4,132)
Amortization:
Prior service cost	21	22	(3)	(3)	(30)	(1,878)
Actuarial loss	3,878	4,221	2,293	2,387	1,596	1,823
Net periodic (benefit) cost	$(2,949)	$(2,697)	$446	$449	$(768)	$(2,320)

Note 8: Inventories

The composition of inventories is as follows:

	August 27,	November 28,
	2016	2015
Raw materials	$125,421	$121,545
Finished goods	148,829	142,195
LIFO reserve	(12,887)	(15,236)
Total inventories	$261,363	$248,504

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

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into US dollars. The first swap matures in 2017, the second swap matures in 2018 and the third swap matures in 2019. As of August 27, 2016, the combined fair value of the swaps was a liability of $2,048 and was included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of August 27, 2016 resulted in additional pre-tax gain of $40 for the nine months ended August 27, 2016 as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,473 as of August 27, 2016. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of August 27, 2016 that is expected to be reclassified into earnings within the next twelve months is $827. As of August 27, 2016, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of August 27, 2016:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$(342)
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$(689)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(1,017)
Receive USD		5.0530%
Total			$134,736	$(2,048)

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

As of August 27, 2016, we had forward foreign currency contracts maturing between September 12, 2016 and February 24, 2017. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $4,570 at August 27, 2016. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Interest Rate Swaps

We have interest rate swap agreements to convert $75,000 of our senior notes to variable interest rates. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $2,284 at August 27, 2016 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps were an asset of $2,337 at August 27, 2016 and $3,395 at November 28, 2015 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. For the nine months ended August 27, 2016 and August 29, 2015, a pretax gain of $14 and $62, respectively, was recorded as the fair value of the senior notes decreased by more than the change in the fair value of the interest rate swaps attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 27, 2016, there were no significant concentrations of credit risk.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in thousands)	August 27, 2016	August 29, 2015	November 28, 2015
Lawsuits and claims settled	9	6	25
Settlement amounts	$978	$463	$2,072
Insurance payments received or expected to be received	$645	$373	$1,648

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

Through the fourth quarter of 2015, our business was reported in four operating segments: Americas Adhesives, EIMEA, Asia Pacific and Construction Products. Changes in our management reporting structure during the first quarter of 2016 required us to conduct an operating segment assessment in accordance with ASC Topic 280, Segment Reporting, to determine our reportable segments. As a result of this assessment, we now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives. Prior period segment information has been recast retrospectively to reflect our new operating segments.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	August 27, 2016			August 29, 2015
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$198,957	$4,096	$31,900	$206,623	$4,725	$33,617
EIMEA	130,619	4,056	8,430	133,512	4,513	5,325
Asia Pacific	57,488	1,540	2,510	54,645	1,137	2,749
Construction Products	64,402	185	2,093	72,404	119	3,421
Engineering Adhesives	61,392	-	3,496	56,949	-	3,431
Total	$512,858		$48,429	$524,133		$48,543

	Nine Months Ended
	August 27, 2016			August 29, 2015
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income
Americas Adhesives	$588,422	$11,821	$94,043	$618,172	$16,428	$91,021
EIMEA	394,807	13,821	25,620	405,044	12,174	8,303
Asia Pacific	171,467	3,801	9,299	167,541	8,570	8,838
Construction Products	192,111	340	5,412	206,690	541	10,790
Engineering Adhesives	172,891	-	6,465	138,109	-	(681)
Total	$1,519,698		$140,839	$1,535,556		$118,271

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Segment operating income	$48,429	$48,543	$140,839	$118,271
Special charges, net	2,807	(1,297)	2,024	(4,592)
Other income (expense), net	(956)	(1,040)	(7,603)	(1,246)
Interest expense	(6,809)	(6,448)	(19,714)	(18,765)
Income before income taxes and income from equity method investments	$43,471	$39,758	$115,546	$93,668

Note 12: Income Taxes

As of August 27, 2016, we had a liability of $4,508 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $5,124 as of November 28, 2015. As of August 27, 2016, we had accrued $639 of gross interest relating to unrecognized tax benefits. For the quarter ended August 27, 2016, our recorded liability for gross unrecognized tax benefits decreased by $652.

Note 13: Goodwill and Other Intangible Assets

A summary of goodwill activity as of August 27, 2016 and changes during the nine months then ended is presented below:

	Americas Adhesives	EIMEA	Asia Pacific	Construction Products	Engineering Adhesives		Total
Balance at November 28, 2015	$59,706	$100,638	$17,329	$22,668	$153,863		$354,204
Acquisitions	-	-	-	-	38,852	[1]	38,852
Currency impact	116	3,885	812	97	(4,715)		195
Balance at August 27, 2016	$59,822	$104,523	$18,141	$22,765	$188,000		$393,251

[1]	Preliminary goodwill balance as of August 27, 2016.

As discussed in Note 11, during the first quarter of fiscal year 2016, we changed our operating segments as a result of a change in our management reporting structure. This resulted in a change in our reporting units. We allocated goodwill to our new reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets are as follows:

	August 27, 2016
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,237	$243,017	$49,776	$363,030
Accumulated amortization	(23,727)	(110,258)	(28,343)	(162,328)
Net identifiable intangibles	$46,510	$132,759	$21,433	$200,702

	November 28, 2015
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$69,792	$234,995	$49,563	$354,350
Accumulated amortization	(17,613)	(99,405)	(24,801)	(141,819)
Net identifiable intangibles	$52,179	$135,590	$24,762	$212,531

Amortization expense with respect to amortizable intangible assets was $20,509 and $20,046 for the nine months ended August 27, 2016 and August 29, 2015, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	Remainder 2016	2017	2018	2019	2020	Thereafter
Amortization Expense	$7,023	$25,901	$25,444	$23,506	$22,527	$96,301

Non-amortizable intangible assets as of August 27, 2016 are $462 and are related to trademarks and trade names.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 27, 2016 and November 28, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 27,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,816	$1,816	$-	$-
Derivative assets	2,931	-	2,931	-
Interest rate swaps	2,337	-	2,337	-

Liabilities:
Derivative liabilities	$7,501	$-	$7,501	$-
Contingent consideration liability	10,192	-	-	10,192
Cash-flow hedges	2,048	-	2,048	-

	November 28,	Fair Value Measurements Using:
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,698	$1,698	$-	$-
Derivative assets	15,185	-	15,185	-
Interest rate swaps	3,395	-	3,395	-
Cash-flow hedges	5,384	-	5,384	-

Liabilities:
Derivative liabilities	$4,744	$-	$4,744	$-
Contingent consideration liability	10,854	-	-	10,854

We use the income approach in calculating the fair value of our contingent consideration liabilities using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of the contingent consideration liability related to the acquisition of Tonsan Adhesive, Inc. resulted in a fair value of $10,221 as of August 27, 2016 and a $2,018 mark to market adjustment recorded as a credit to selling, general and administrative in the Condensed Consolidated Statement of Income as of August 27, 2016.

Contingent consideration liabilities
Level 3 balance November 28, 2015	$10,854
Opening balance sheet adjustment	700
Mark to market adjustment	(2,055)
Foreign currency translation adjustment	693
Level 3 balance August 27, 2016	$10,192

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

Under this program, we repurchased shares with an aggregate value of $5,326 during the third quarter of 2016. During the nine months ended August 27, 2016, we repurchased shares under this program with an aggregate value of $9,536. Of this amount, $250 reduced common stock and $9,286 reduced additional paid-in capital. We did not repurchase any shares during the nine months ended August 29, 2015.

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

Redeemable Non-Controlling Interest
Balance at November 28, 2015	$4,199
Net income (loss) attributed to redeemable non-controlling interest	161
Foreign currency translation adjustment	52
Balance at August 27, 2016	$4,412

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2015 for important background information related to our business.

As of the beginning of the first quarter ending February 27, 2016, we created a new global operating segment named Engineering Adhesives, which includes the electronics, automotive and Tonsan and Cyberbond businesses from around the world. We also began reporting our Construction Products business on a global basis by combining our EIMEA and Asia Pacific construction businesses with our Construction Products operating segment. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives.

Net revenue in the third quarter of 2016 decreased 2.2 percent from the third quarter of 2015. Sales volume increased 0.9 percent and product pricing decreased 2.1 percent compared to the third quarter of 2015. A weaker Chinese renminbi, Egyptian pound, Turkish lira, Indian rupee and Malaysian ringgit, partially offset by a stronger Euro compared to the U.S. dollar, for the third quarter of 2016 compared to the third quarter of 2015 were the main drivers of a negative 1.0 percent currency effect. Gross profit margin increased 50 basis points primarily due to lower raw material costs.

Net revenue in the first nine months of 2016 decreased 1.0 percent from the first nine months of 2015. Sales volume increased 2.5 percent and product pricing decreased 1.3 percent compared to the first nine months of 2015. A weaker Chinese renminbi, Euro, Turkish lira, Canadian dollar, and Egyptian pound compared to the U.S. dollar, for the first nine months of 2016 compared to the first nine months of 2015 were the main drivers of a negative 2.2 percent currency effect. Gross profit margin increased 230 basis points primarily due to lower raw material costs.

Net income attributable to H.B. Fuller in the third quarter of 2016 was $32.7 million as compared to $26.8 million in the third quarter of 2015. On a diluted earnings per share basis, the third quarter of 2016 was $0.64 per share as compared to $0.52 per share for the third quarter of 2015.

Net income attributable to H.B. Fuller in the first nine months of 2016 was $85.0 million as compared to $61.7 million in the first nine months of 2015. On a diluted earnings per share basis, the first nine months of 2016 was $1.66 per share as compared to $1.20 per share for the same period of 2015.

Results of Operations

Net revenue:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Net revenue	$512.9	$524.1	(2.2%	)	$1,519.7	$1,535.6	(1.0%	)

We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and large acquisitions. The product pricing/sales volume variance and small acquisitions such as Cyberbond, Advanced Adhesives, Tonsan Adhesive, Inc. and Continental Products Limited are viewed as constant currency growth. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2016 compared to the same periods in 2015:

	Three Months Ended August 27, 2016		Nine Months Ended August 27, 2016
	vs August 29, 2015		vs August 29, 2015
Product pricing	(2.1%	)	(1.3%	)
Sales volume	0.9%		2.5%
Currency	(1.0%	)	(2.2%	)
Total	(2.2%	)	(1.0%	)

Constant currency growth was a negative 1.2 percent in the third quarter of 2016 compared to the third quarter of 2015. Sales volume increased 0.9 percent and product pricing decreased 2.1 percent compared to 2015. The negative 1.2 percent constant currency growth in the third quarter of 2016 was driven by 11.8 percent growth in Engineering Adhesives, 9.6 percent growth in Asia Pacific offset by a 2.0 percent decrease in EIMEA, 3.6 percent decrease in Americas Adhesives and a 11.0 percent decrease in Construction Products. The negative 1.0 percent currency impact was primarily driven by the devaluation of the Chinese renminbi, Egyptian pound, Turkish lira, Indian rupee, and Malaysian ringgit, partially offset by a stronger Euro compared to the U.S. dollar.

Constant currency growth was 1.2 percent in the first nine months of 2016 compared to the first nine months of 2015. Sales volume increased 2.5 percent and product pricing decreased 1.3 percent compared to 2015. The 1.2 percent constant currency growth in the first nine months of 2016 was driven by 30.0 percent growth in Engineering Adhesives, 7.7 percent growth in Asia Pacific and 1.1 percent growth in EIMEA, offset by a 4.3 percent decrease in Americas Adhesives and a decrease of 6.6 percent in Construction Products. The negative 2.2 percent currency impact was primarily driven by the devaluation of the Chinese renminbi, Euro, Turkish lira, Canadian dollar, and Egyptian pound compared to the U.S. dollar.

Cost of sales:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Raw materials	$273.9	$288.2	(5.0%	)	$813.4	$862.2	(5.7%	)
Other manufacturing costs	92.8	89.1	4.2%		264.3	261.4	1.1%
Cost of sales	$366.7	$377.3	(2.8%	)	$1,077.7	$1,123.6	(4.1%	)
Percent of net revenue	71.5%	72.0%			70.9%	73.2%

Cost of sales in the third quarter of 2016 compared to the third quarter of 2015 decreased 50 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 160 basis points compared to last year due to lower raw material costs and sales mix, partially offset by the impact of valuing inventory acquired in the Cyberbond acquisition at fair value. Other manufacturing costs as a percentage of revenue increased 110 basis points compared to the third quarter of last year.

Cost of sales in the first nine months of 2016 compared to the first nine months of 2015 decreased 230 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 270 basis points compared to last year due to lower raw material costs, sales mix and the 2015 impact of valuing inventories acquired in the Tonsan Adhesive, Inc. acquisition at fair value. Other manufacturing costs as a percentage of revenue increased 40 basis points compared to last year.

Gross profit:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Gross profit	$146.1	$146.8	(0.5%	)	$442.0	$412.0	7.3%
Percent of net revenue	28.5%	28.0%			29.1%	26.8%

Gross profit in the third quarter of 2016 decreased 0.5 percent and gross profit margin increased 50 basis points compared to the third quarter of 2015. The combined impact of lower revenue, lower raw material costs and higher other manufacturing costs in the third quarter of 2016 resulted in the decrease in gross profit.

Gross profit in the first nine months of 2016 increased $30.0 million or 7.3 percent and gross profit margin increased 230 basis points compared to the first nine months of 2015. Reduced raw material costs, better sales mix and a full nine months of Tonsan in 2016 resulted in the increase in gross profit.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
SG&A	$97.7	$98.3	(0.6%	)	$301.1	$293.7	2.5%
Percent of net revenue	19.0%	18.8%			19.8%	19.1%

SG&A expenses for the third quarter of 2016 decreased $0.6 million or 0.6 percent, compared to the third quarter of 2015. The decrease is primarily due to lower variable compensation, offset by incremental expenses related to the Advanced Adhesives and Cyberbond acquisitions and higher personnel costs related to increased head count.

SG&A expenses for the first nine months of 2016 increased $7.4 million or 2.5 percent, compared to the first nine months of 2015. The increase is mainly due to a full nine months of Tonsan for 2016 and incremental expenses coming from newly acquired businesses compared to the first nine months of 2015. This increase is partially offset by lower expenses related to general spending reductions, foreign currency exchange rate benefits on spending outside the U.S. and the net mark to market adjustment related to the Tonsan contingent consideration liability.

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

Special charges, net:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Special charges, net	$(2.8)	$1.3	(316.4%	)	$(2.0)	$4.6	(144.1%	)

The following table provides detail of special charges, net:

	Three Months Ended		Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Acquisition and transformation related costs	$0.1	$0.1	$0.2	$0.6
Workforce reduction costs	-	0.2	-	-
Facility exit costs	(2.9)	1.0	(2.4)	3.7
Other related costs	-	-	0.2	0.3
Special charges, net	$(2.8)	$1.3	$(2.0)	$4.6

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the third quarter ended August 27, 2016 and August 29, 2015, we incurred special charges, net of $(2.8) million and $1.3 million respectively, and for the nine months ended August 27, 2016 and August 29, 2015, we incurred special charges, net of $(2.0) million and $4.6 million respectively, for costs related to the Business Integration Project. Included in facility exit costs for the three and nine months ended August 27, 2016 is a $3.6 million gain on the sale of our production facility located in Wels, Austria, which closed during the third quarter of 2016.

We present operating segment information consistent with how we organize our business internally, assess performance and make decisions regarding the allocation of resources. Segment operating income is defined as gross profit less selling, general and administrative expenses. Because this definition excludes special charges, we have not allocated special charges to the operating segments or included them in Management’s Discussion and Analysis of operating segment results. The following table provides the special charges, net attributable to each operating segment for the periods presented:

	Three Months Ended		Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Americas Adhesives	$-	$-	$-	$(0.9)
EIMEA	(2.8)	1.3	2.0	5.2
Company-wide	-	-	-	0.3
Special Charges, net	$(2.8)	$1.3	$2.0	$4.6

We expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of August 27, 2016 for the Business Integration Project:

($ in millions)	Costs Incurred Inception-to-Date as of August 27, 2016
Acquisition and transformation related costs	$43.3
Work force reduction costs	41.1
Cash facility exit costs	37.7
Non-cash facility exit costs	17.7
Other related costs	19.5
Business Integration Project	$159.3

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

Other income (expense), net:

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015	2016 vs 2015
Other income (expense), net	$(1.0)	$(1.0)	NMP	$(7.6)	$(1.2)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2016 included $1.0 million of currency translation and re-measurement losses and $0.2 million of net financing expense, offset by $0.5 million of interest income. Other income (expense), net in the third quarter of 2015 included $1.3 million of currency translation and re-measurement losses.

Other income (expense), net in the first nine months of 2016 included $9.1 million of currency translation and re-measurement losses offset by $1.5 million of interest income. The majority of the $9.1 million of currency translation and re-measurement losses is related to the devaluation of the Argentine peso. Other income (expense), net in the first nine months of 2015 included $2.1 million of currency translation and re-measurement losses offset by $0.5 million of net financing income, $0.2 million of interest income, and $0.2 million of gains on disposal of fixed assets.

Interest expense:

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015	2016 vs 2015
Interest expense	$6.8	$6.4	5.6%	$19.7	$18.8	5.1%

Interest expense in the third quarter of 2016 as compared to the same period last year was higher due to higher LIBOR rates on floating rate debt held in the U.S. and larger local currency debt balances at higher interest rates, offset by higher capitalized interest and lower average U.S. debt balances. We capitalized $0.2 million of interest expense in the third quarter of 2016 compared to $0.1 million in the same period last year.

Interest expense for the first nine months of 2016 as compared to the same period last year was higher due to higher LIBOR rates on floating rate debt and larger local currency debt balances at higher interest rates, offset by higher capitalized interest. We capitalized $0.6 million of interest expense in the first nine months of 2016 compared to $0.1 million in the same period last year.

Income taxes:

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Income taxes	$12.5	$14.4	(12.9%	)	$35.6	$34.5	3.0%
Effective tax rate	28.8%	36.1%			30.8%	36.9%

Income tax expense of $12.5 million in the third quarter of 2016 includes $1.1 million of discrete tax benefit and $0.8 million of tax expense relating to the special charges for costs related to the Business Integration Project.  Excluding the discrete tax expense and the effects of items included in special charges, the overall effective tax rate was 31.4 percent.

Income tax expense of $35.6 million in the first nine months of 2016 includes $1.7 million of discrete tax benefits and $0.7 million of tax expense relating to special charges for costs related to the Business Integration Project. Excluding the discrete tax benefits and the effects of items included in special charges, the overall effective tax rate was 32.2 percent.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015	2016 vs 2015
Income from equity method investments	$1.8	$1.5	22.7%	$5.2	$4.2	24.4%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the third quarter and first nine months of 2016 compared to the same periods of 2015 is primarily related to higher net income in our joint venture.

Net income attributable to non-controlling interests:

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015	2016 vs 2015
Net income attributable to non-controlling interests	$(0.1)	$(0.1)	NMP	$(0.2)	$(0.3)	NMP

NMP = Non-meaningful percentage

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015	2016 vs 2015
Net income attributable to H.B. Fuller	$32.7	$26.8	22.2%	$85.0	$61.7	37.8%
Percent of net revenue	6.4%	5.1%		5.6%	4.0%

The net income attributable to H.B. Fuller for the third quarter of 2016 was $32.7 million compared to $26.8 million for the third quarter of 2015. The diluted earnings per share for the third quarter of 2016 was $0.64 per share as compared to $0.52 per share for the third quarter of 2015.

The net income attributable to H.B. Fuller for the first nine months of 2016 was $85.0 million compared to $61.7 million for the first nine months of 2015. The diluted earnings per share for the first nine months of 2016 was $1.66 per share as compared to $1.20 per share for the first nine months of 2015.

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

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less selling, general and administrative expenses. Segment operating income excludes special charges, net. The product pricing/sales volume variance and small acquisitions are viewed as constant currency growth.

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015
($ in millions)	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total	Net Revenue	% of Total
Americas Adhesives	$199.0	39%	$206.7	39%	$588.4	39%	$618.2	40%
EIMEA	130.6	25%	133.5	25%	394.8	26%	405.1	26%
Asia Pacific	57.5	11%	54.6	11%	171.5	11%	167.5	11%
Construction Products	64.4	13%	72.4	14%	192.1	13%	206.7	13%
Engineering Adhesives	61.4	12%	56.9	11%	172.9	11%	138.1	10%
Total	$512.9	100%	$524.1	100%	$1,519.7	100%	$1,535.6	100%

Segment Operating Income:

	Three Months Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$31.9	67%	$33.6	69%	$94.0	67%	$91.0	77%
EIMEA	8.4	17%	5.3	11%	25.6	18%	8.3	8%
Asia Pacific	2.5	5%	2.8	6%	9.3	6%	8.8	7%
Construction Products	2.1	4%	3.4	7%	5.4	4%	10.8	9%
Engineering Adhesives	3.5	7%	3.4	7%	6.5	5%	(0.6)	(1% )
Total	$48.4	100%	$48.5	100%	$140.8	100%	$118.3	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Segment operating income	$48.4	$48.5	$140.8	$118.3
Special charges, net	2.8	(1.3)	2.0	(4.6)
Other income (expense), net	(1.0)	(1.0)	(7.6)	(1.2)
Interest expense	(6.8)	(6.4)	(19.7)	(18.8)
Income before income taxes and income from equity method investments	$43.4	$39.8	$115.5	$93.7

Americas Adhesives

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Net revenue	$199.0	$206.7	(3.7%	)	$588.4	$618.2	(4.8%	)
Segment operating income	$31.9	$33.6	(5.1%	)	$94.0	$91.0	3.3%
Segment operating margin	16.0%	16.3%			16.0%	14.7%

The following tables provide details of the Americas Adhesives net revenue variances:

	Three Months Ended August 27, 2016 vs August 29, 2015	Nine Months Ended August 27, 2016 vs August 29, 2015
Constant currency growth	(3.6%)	(4.3%)
Currency	(0.1%)	(0.5%)
Total	(3.7%)	(4.8%)

Net revenue decreased 3.7 percent in the third quarter of 2016 compared to the third quarter of 2015. The 3.6 percent decrease in constant currency growth was attributable to a 0.1 percent decrease in sales volume and 3.5 percent decrease in product pricing. The 0.1 percent negative currency effect was due to the weaker Canadian dollar compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 30 basis points mainly due to reductions in raw material costs. Other manufacturing costs as a percentage of net revenue increased 30 basis points, primarily due to lower revenues. Segment operating income decreased 5.1 percent and segment operating margin as a percentage of net revenue decreased 30 basis points in the third quarter of 2016 compared to the third quarter of 2015.

Net revenue decreased 4.8 percent in the first nine months of 2016 compared to the first nine months of 2015. The 4.3 percent decrease in constant currency growth was attributable to a 1.8 percent decrease in sales volume and a 2.5 percent decrease in product pricing. The 0.5 percent negative currency effect was due to the weaker Canadian dollar compared to the U.S. dollar. The sales volume decrease was driven by general end-market weakness in Latin America and unfavorable sales mix partially offset by modest market share gains. As a percentage of net revenue, raw material costs decreased 260 basis points mainly due to reductions in raw material costs. Other manufacturing costs as a percentage of net revenue increased 50 basis points. Segment operating income increased 3.3 percent and segment operating margin as a percentage of net revenue increased 130 basis points in the first nine months of 2016 compared to the first nine months of 2015.

EIMEA

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Net revenue	$130.6	$133.5	(2.2%	)	$394.8	$405.1	(2.5%	)
Segment operating income	$8.4	$5.3	58.3%		$25.6	$8.3	208.6%
Segment operating margin	6.5%	4.0%			6.5%	2.0%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended August 27, 2016 vs August 29, 2015	Nine Months Ended August 27, 2016 vs August 29, 2015
Constant currency growth	(2.0%)	1.1%
Currency	(0.2%)	(3.6%)
Total	(2.2%)	(2.5%)

Net revenue decreased 2.2 percent in the third quarter of 2016 compared to the third quarter of 2015. Sales volume increased 0.3 percent and product pricing decreased 2.3 percent. The negative currency effect of 0.2 percent was primarily the result of a weaker Egyptian pound, Turkish lira, and Indian rupee compared to the U.S. dollar partially offset by a stronger Euro. Sales volume growth was primarily related to the hygiene and packaging markets, with strong growth in the emerging markets. Raw material cost as a percentage of net revenue decreased 260 basis points in the third quarter of 2016 compared to the third quarter of 2015 primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 100 basis points higher in the third quarter of 2016 compared to the third quarter of 2015. Segment operating income increased 58.3 percent and segment operating margin increased 250 basis points compared to the third quarter of 2015.

Net revenue decreased 2.5 percent in the first nine months of 2016 compared to the first nine months of 2015. Sales volume increased 2.1 percent and product pricing decreased 1.0 percent. The 3.6 percent negative currency effect was primarily the result of a weaker Euro, Turkish lira, and Indian rupee and compared to the U.S. dollar. Sales volume growth was primarily related to the hygiene market, with strong growth in the emerging markets, as well as growth in core Europe. Raw material cost as a percentage of net revenue decreased 280 basis points in the first nine months of 2016 compared to the first nine months of 2015 primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 110 basis points lower than 2015 as a result of the reduction of production inefficiencies incurred in the prior year related to the Business Integration Project. As a result, segment operating income increased 208.6 percent and segment operating margin increased 450 basis points compared to the first nine months of 2015.

Asia Pacific

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Net revenue	$57.5	$54.6	5.2%		$171.5	$167.5	2.4%
Segment operating income	$2.5	$2.8	(8.7%	)	$9.3	$8.8	5.2%
Segment operating margin	4.4%	5.0%			5.4%	5.3%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended August 27, 2016 vs August 29, 2015	Nine Months Ended August 27, 2016 vs August 29, 2015
Constant currency growth	9.6%	7.7%
Currency	(4.4%)	(5.3%)
Total	5.2%	2.4%

Net revenue in the third quarter of 2016 increased 5.2 percent compared to the third quarter of 2015. The 9.6 percent increase in constant currency growth was attributable to a 10.6 percent increase in sales volume partially offset by a 1.0 percent decrease in product pricing. Most of the growth compared to the third quarter of 2015 is driven by the acquisition of Advanced Adhesives that occurred during the second quarter of 2016, as well as growth in Southeast Asia and Greater China. Negative currency effects of 4.4 percent compared to the third quarter of 2015 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 220 basis points compared to the third quarter of 2015 due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue increased 230 basis points compared to the third quarter of 2015, primarily due to the acquisition of Advanced Adhesives and the costs to rationalize certain production capabilities in Southeast Asia. Segment operating income decreased 8.7 percent and segment operating margin decreased 60 basis points compared to the third quarter of 2015.

Net revenue in the first nine months of 2016 increased 2.4 percent compared to the first nine months of 2015. The 7.7 percent increase in constant currency growth was attributable to a 9.0 percent increase in sales volume partially offset by a 1.3 percent decrease in product pricing. Most of the growth compared to the first nine months of 2015 is driven by the acquisition of Advanced Adhesives that occurred during the second quarter of 2016, as well as growth in Southeast Asia and Greater China. Negative currency effects of 5.3 percent compared to the first nine months of 2015 were primarily driven by the weaker Chinese renminbi, Australian dollar and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 120 basis points compared to the first nine months of 2015 due to lower raw material costs and changes in sales mix, partially offset by the impact of valuing inventories related to the Advanced Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 150 basis points compared to the first nine months of 2015, primarily due to the acquisition of Advanced Adhesives and the costs to rationalize certain production capabilities in Southeast Asia. Segment operating income increased 5.2 percent and segment operating margin increased 10 basis points compared to the first nine months of 2015.

Construction Products

	Three Months Ended				Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015		August 27, 2016	August 29, 2015	2016 vs 2015
Net revenue	$64.4	$72.4	(11.1%	)	$192.1	$206.7	(7.1%	)
Segment operating income	$2.1	$3.4	(38.8%	)	$5.4	$10.8	(49.8%	)
Segment operating margin	3.3%	4.7%			2.8%	5.2%

The following tables provide details of the Construction Products net revenue variances:

	Three Months Ended August 27, 2016 vs August 29, 2015	Nine Months Ended August 27, 2016 vs August 29, 2015
Constant currency growth	(11.0%)	(6.6%)
Currency	(0.1%)	(0.5%)
Total	(11.1%)	(7.1%)

Net revenue decreased 11.1 percent in the third quarter of 2016 compared to the third quarter of 2015. The decrease in constant currency growth was driven by a 11.2 percent decrease in sales volume offset by a 0.2 percent increase in product pricing. Negative currency effects of 0.1 percent compared to the third quarter of 2015 were primarily driven by the weaker Australian dollar compared to the U.S. dollar. The decrease in sales volume was primarily attributed to a strong third quarter of 2015 driven by market share gains with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Raw material cost as a percentage of net revenue was 350 basis points lower in the third quarter of 2016 compared to last year primarily due to changes in product mix and slightly lower raw material costs. Other manufacturing costs as a percentage of net revenue were 330 basis points higher in the third quarter of 2016 compared to the third quarter of 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 160 basis points compared to the third quarter of 2015 due to lower revenues. Segment operating income decreased 38.8 percent and segment operating margin decreased 140 basis points in the third quarter of 2016 compared to the third quarter of 2015.

Net revenue decreased 7.1 percent in the first nine months of 2016 compared to the first nine months of 2015. The decrease in constant currency growth was driven by a 7.5 percent decrease in sales volume offset by a 0.9 percent increase in product pricing. Negative currency effects of 0.5 percent compared to the first nine months of 2015 were primarily driven by the weaker Australian dollar compared to the U.S. dollar. The decrease in sales volume was primarily attributed to lower export revenue, inventory rebalancing with certain channel partners and a strong third quarter of 2015 driven by market share gains with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Raw material cost as a percentage of net revenue was 270 basis points lower in the first nine months of 2016 compared to 2015 primarily due to changes in product mix and slightly lower raw material costs. Other manufacturing costs as a percentage of net revenue were 300 basis points higher in the first nine months of 2016 compared to the first nine months of 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 210 basis points compared to the first nine months of 2015 primarily due to lower revenues. Segment operating income decreased 49.8 percent and segment profit margin decreased 240 basis points in the first nine months compared to the first nine months of 2015.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015	2016 vs 2015	August 27, 2016	August 29, 2015		2016 vs 2015
Net revenue	$61.4	$56.9	7.8%	$172.9	$138.1		25.2%
Segment operating income	$3.5	$3.4	1.9%	$6.5	$(0.6)		1050.7%
Segment operating margin	5.7%	6.0%		3.7%	(0.5%	)

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended August 27, 2016 vs August 29, 2015	Nine Months Ended August 27, 2016 vs August 29, 2015
Constant currency growth	11.8%	30.0%
Currency	(4.0% )	(4.8% )
Total	7.8%	25.2%

Net revenue increased 7.8 percent in the third quarter of 2016 compared to the third quarter of 2015. The 11.8 percent increase in constant currency growth was driven by the acquisition of Cyberbond that occurred during the third quarter of 2016, while product pricing remained flat. Negative currency effects of 4.0 percent compared to the third quarter of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 140 basis points lower in the third quarter of 2016 compared to the third quarter of 2015. Other manufacturing costs as a percentage of net revenue were 190 basis points higher in the third quarter of 2016 compared to the third quarter of 2015 primarily due to the Cyberbond acquisition. Segment operating income increased 1.9 percent and segment operating margin decreased 30 basis points in the third quarter of 2016 compared to the third quarter of 2015.

Net revenue increased 25.2 percent in the first nine months of 2016 compared to the first nine months of 2015. The increase was driven by a 30.6 percent increase in sales volume partially offset by a 0.6 percent decrease in product pricing. The increase in sales volume was partially attributed to a full period of the Tonsan business, which was acquired late in the first quarter of 2015, as well as the acquisition of Cyberbond that occurred during the third quarter of 2016. Raw material cost as a percentage of net revenue was 400 basis points lower in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the impact of valuing inventories related to the Tonsan acquisition at fair value, lower raw material costs and changes in product mix associated with the acquisition of Tonsan. Other manufacturing costs as a percentage of net revenue were 80 basis points higher in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the impact of a full nine months of the Tonsan business and the Cyberbond acquisition. Operating expense as a percentage of net revenue decreased 90 basis points compared to the first nine months of 2015, partially due to the net mark to market adjustment related to the Tonsan contingent consideration liability offest by the Cyberbond acquisition. Segment operating income increased $7.1 million and segment operating margin increased 420 basis points in the first nine months of 2016 compared to the first nine months of 2015.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 27, 2016 were $133.1 million compared to $119.2 million as of November 28, 2015 and $85.8 million as of August 29, 2015. Of the $133.1 million in cash and cash equivalents as of August 27, 2016, $120.3 million was held outside the United States. Total long and short-term debt was $713.6 million as of August 27, 2016, $722.9 million as of November 28, 2015 and $727.6 million as of August 29, 2015. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 42.6 percent as of August 27, 2016 as compared to 45.3 percent as of November 28, 2015 and 44.6 percent as of August 29, 2015.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 27, 2016, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 27, 2016
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.5

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.6

●	TTM = Trailing 12 months

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

	August 27, 2016	August 29, 2015
Net working capital as a percentage of annualized net revenue[1]	21.7%	20.9%
Accounts receivable DSO (in days)[2]	60	59
Inventory days on hand[3]	67	68
Free cash flow (in millions)[4]	$75.8	$85.2
Total debt to total capital ratio[5]	42.6%	44.6%

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

●

Total return is defined as: gross profit less selling, general and administrative expenses, less taxes at the effective tax rate plus income from equity method investments. Total return is calculated using trailing 12 month information.

●	Total invested capital is defined as the sum of notes payable, current maturities of long-term debt, long-term debt, redeemable non-controlling interest and total equity.

We believe ROIC provides a true measure of return on capital invested and is focused on the long term. The following table shows the ROIC calculations based on the definition above:

($ in millions)	Trailing 12 months as of August 27, 2016	Trailing 12 months as of August 29, 2015
Gross profit	$598.0	$544.4
Selling, general and administrative expenses	(405.0)	(387.2)
Income taxes at effective rate	(68.9)	(55.0)
Income from equity method investments	6.9	4.1
Total return	$131.0	$106.3

Total invested capital	$1,672.8	$1,636.2

Return on invested capital	7.8%	6.5%

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015
Net cash provided by operating activities	$145.9	$153.0

Net income including non-controlling interests was $85.2 million in the first nine months of 2016 compared to $62.0 million in the first nine months of 2015. Depreciation and amortization expense totaled $57.2 million in the first nine months of 2016 compared to $55.7 million in the first nine months of 2015. Accrued compensation was a use of cash of $6.7 million in 2016 compared to a use of cash of $4.6 million in 2015. Other accrued expenses was a use of cash of $4.9 million in the first nine months of 2016 compared to a source of cash of $4.7 million in the first nine months of 2015. Other liabilities was a use of cash of $9.9 million in the first nine months of 2016 compared to a use of cash of $3.3 million in the first nine months of 2015.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $18.0 million compared to a source of cash of $6.5 million in 2015. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015
Trade receivables, net	$25.6	$15.9
Inventory	(6.2)	(20.0)
Trade payables	(1.4)	10.6
Total cash flow impact	$18.0	$6.5

●

Trade Receivables, net – Trade receivables, net was a source of cash of $25.6 million in 2016 compared to a source of cash of $15.9 million in 2015. The higher source of cash in 2016 compared to 2015 was due to lower revenues. The DSO were 60 days at August 27, 2016 and 59 days at August 29, 2015.

●

Inventory – Inventory was a use of cash of $6.2 million and $20.0 million in 2016 and 2015, respectively. The lower use of cash in 2016 is related to lower raw material costs and lower seasonal build of inventory in 2016, partially offset by acquisitions. Inventory days on hand were 67 days as of August 27, 2016 and 68 days as of August 29, 2015.

●

Trade Payables – For the first nine months of 2016 trade payables was a use of cash of $1.4 million compared to a source of cash of $10.6 million in 2015. The use of cash in 2016 compared to the source of cash in 2015 is primarily related to lower purchases of inventory and property, plant and equipment.

Cash Flows from Investing Activities:

	Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015
Net cash used in investing activities	$(96.5)	$(264.7)

Purchases of property, plant and equipment were $49.6 million in the first nine months of 2016 as compared to $48.6 million for the same period of 2015. The decrease in 2016 compared to 2015 was primarily related to lower capital expenditures for the Business Integration Project in 2016 offset by the building of a new plant in Indonesia and the facility upgrade and expansion project in the Construction Products segment. We acquired Advanced Adhesives for $10.4 million in the second quarter of 2016 and Cyberbond for $42.5 million in the third quarter of 2016. In the first quarter of 2015, we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.

Cash Flows from Financing Activities:

	Nine Months Ended
($ in millions)	August 27, 2016	August 29, 2015
Net cash provided by (used in) financing activities	$(31.5)	$131.7

We did not have any proceeds from long-term debt in the first nine months of 2016 compared to $357.0 million in the first nine months of 2015. Included in the 2015 proceeds of $357.0 million is $300.0 million from our October 31, 2014 term loan, drawn in conjunction with the acquisition of Tonsan. Repayments of long-term debt were $16.9 million in the first nine months of 2016 and $207.5 million in the first nine months of 2015. Included in the $207.5 million of repayments in 2015 were $70.0 million from our October 31, 2014 term loan used to repay outstanding balances under the revolving credit facility. Net proceeds from notes payable were $6.6 million in 2016 compared to net payments of $2.1 million in 2015. Cash dividends paid were $20.6 million in 2016 compared to $19.2 million in 2015. Repurchases of common stock were $11.9 million in the first nine months of 2016 compared to $2.2 million in the first nine months of 2015. The $11.9 million common stock repurchases in 2016 includes $4.2 million from our 2010 share repurchase program.

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

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of August 27, 2016 would be approximately $2.7 million or $0.05 per diluted share.

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

Approximately 58 percent of net revenue was generated outside of the United States for the first nine months of 2016. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

Our objective is to match our non-functional currency product costs with non-functional currency revenues to create a natural hedge and minimize foreign exchange impacts on our gross margins. In situations where these non-functional costs and revenues cannot be matched or changes in our functional currency selling price are unable to offset the impact of the foreign currency rate change, the change will impact our profitability. Based on the financial results of the first nine months of 2016, a hypothetical 1 percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $3.4 million or $0.07 per diluted share.

In addition, we strive to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities through normal operating and financing activities to have a natural hedge and minimize foreign exchange impacts. When deemed appropriate, we enter into derivative instruments to further mitigate foreign currency exchange risks. We do not enter into any speculative positions with regard to derivative instruments. Based on the financial results of the first nine months of 2016, and foreign currency balance sheet positions as of August 27, 2016, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $5.0 million or $0.10 per diluted share.

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

For the nine months ended August 27, 2016, our single largest expenditure was the purchase of raw materials. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases.

Based on the financial results of the first nine months of 2016, a hypothetical 1 percent change in our raw material costs would have resulted in a change in net income of approximately $5.6 million or $0.11 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 27, 2016.  Our president and chief executive officer and executive vice president, chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2015, our disclosure controls and procedures were not effective as of August 27, 2016.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in millions)	August 27, 2016	August 29, 2015	November 28, 2015
Lawsuits and claims settled	9	6	25
Settlement amounts	$1.0	$0.5	$2.1
Insurance payments received or expected to be received	$0.6	$0.4	$1.6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

May 29, 2016 - July 2, 2016	125,000	$42.61	125,000	$40.6

July 3, 2016 - July 30, 2016	189	$44.59	-	$40.6

July 31, 2016 - August 27, 2016	-	$-	-	$40.6

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

In 2010, the Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital.

Item 6. Exhibits

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 23, 2016	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.