Form 10-K
period 2016-12-03
FULLER H B CO
filed 2017-01-31
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [   ] Yes [X] No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 28, 2016 was approximately $2,262,596,032 (based on the closing price of such stock as quoted on the New York Stock Exchange of $45.35 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,232,491 as of January 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2017.

H.B. FULLER COMPANY

2016 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2016, 2015 and 2014 herein, the reference is to our fiscal years ended December 3, 2016, November 28, 2015 and November 29, 2014, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 38 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automotives, solar energy systems and electronics. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grout, sealants and related products.

Recent Acquisitions

On June 8, 2016, we acquired Cyberbond, L.L.C. (“Cyberbond”) headquartered in Batavia, Illinois, with operations in the United States and Europe. Cyberbond is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment. The purchase price of $42.5 million was funded through existing cash and was recorded in our Engineering Adhesives operating segment.

On April 29, 2016, we acquired Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited (together referred to as “Advanced Adhesives”), providers of industrial adhesives in Australia and New Zealand. The acquisition will help us to strengthen our industrial adhesives market position and leverage a broader technology portfolio in both Australia and New Zealand. The combined purchase price of $10.4 million was funded through existing cash and was recorded in our Asia Pacific operating segment.

Operating Segment Information

Our business is reported in five operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products and Engineering Adhesives. In 2016, as a percentage of total net revenue by operating segment, Americas Adhesives was 38 percent, EIMEA 26 percent, Asia Pacific 12 percent, Construction Products 12 percent and Engineering Adhesives 12 percent. See Note 14 to the Consolidated Financial Statements for further information on our operating segments.

Our Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets, including durable assembly (appliances and filters), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, and durable and non-durable goods), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, and tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors and wood flooring) and textile (footwear and sportswear).

The Americas Adhesives, EIMEA and Asia Pacific operating segments include a full range of specialty adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products. Sales are made through both a direct sales force and distributors.

The Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers and levelers) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings and block fillers). Construction Products sales are made primarily through distributors, wholesalers, big box retailers and a direct sales force. This operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia.

The Engineering Adhesives operating segment produces and supplies high performance industrial adhesives to the transportation, electronics, medical, clean energy, appliance and heavy machinery markets. Engineering Adhesives sales are made through both a direct sales force and distributors.

Financial information with respect to our operating segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2016, we had sales offices and manufacturing plants in 19 countries outside the United States and satellite sales offices in another 18 countries.

We have detailed Code of Conduct policies that we apply across all of our operations around the world. These policies represent a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control. We do not conduct any business in countries that are subject to U.S. economic sanctions such as Cuba, Iran, North Korea, Sudan and Syria.

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

Backlog

No significant backlog of unfilled orders existed at December 3, 2016 or November 28, 2015.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Sesame®, TEC®, Plasticola®, Foster®, Rakoll®, Rapidex®, Full-CareTM, Liquamelt®, Thermonex® and TONSAN® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Research and development expenses were $28.6 million, $26.2 million and $21.2 million in 2016, 2015 and 2014, respectively. Research and development costs are included in selling, general and administrative expenses.

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

Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $11.5 million, including approximately $1.9 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Employees

We employed approximately 4,600 individuals on December 3, 2016, of which approximately 1,500 were located in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 20, 2017. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	52	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	54	Vice President, Engineering Adhesives	February 2016 - Present
		Vice President, TONSAN and Electronics	2014 - 2016
		Director, Electronics Materials	2012 - 2014
		Vice President, Global Business Development, Henkel Electronics Material, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	2008 - 2010

Heather A. Campe	43	Senior Vice President, Americas Adhesives	October 2016 - Present
		Vice President, Asia Pacific	2013 - 2016
		Director, Hygiene	2010 - 2012

Paula M. Cooney	48	Vice President, Human Resources	April 2016 - Present
		Director, Global Human Resources Strategic Programs	2010 - 2016

John J. Corkrean	51	Executive Vice President & Chief Financial Officer	May 2016 - Present
		Senior Vice President, Finance - Global Energy Services, NALCO Champion, an Ecolab Inc. company (supplier of chemicals and related services to the oil & gas industry)	2014 - 2016
		Senior Vice President and Corporate Controller, Ecolab Inc. (global provider of water, hygiene and energy technologies and services)	2008 - 2014

Dietrich J. Crail	46	Vice President, Asia Pacific	October 2016 - Present
		Vice President, Paper Converting and Construction, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	2013 - 2016
		Vice President & Global Segment Leader, Pressure Sensitive Adhesives, Henkel Corporation	2008 - 2014

Elin E. Gabriel	53	Vice President, Global Operations Chief Operating Officer, Alvogen (a multinational pharmaceuticals company)	June 2014 - Present 2010 - 2013

James R. Giertz	59	Executive Vice President, Strategy Executive Vice President, Chief Financial Officer Senior Vice President, Chief Financial Officer	May 2016 - Present 2013 - 2016 2008 - 2013

Traci L. Jensen	50	Senior Vice President, Global Construction Products Senior Vice President, Americas Adhesives Vice President, Americas Adhesives	July 2016 - Present 2013 - 2016 2011 - 2013

Timothy J. Keenan	59	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

Steven Kenny	55	Senior Vice President, Emerging Markets Senior Vice President, Europe, India, Middle East and Africa (EIMEA)	June 2015 - Present 2009 - 2015

Patrick M. Kivits	49	Senior Vice President, EIMEA	September 2015 - Present
		Corporate Vice President and General Manager, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	2013 - 2015
		Vice President, Henkel AG & Co. KGaA	2011 - 2013

Ebrahim Rezai	65	Vice President and Chief Technology and Innovation Officer	October 2016 - Present
		Associate Director, Baby and Feminine Care Global Material Development and Supply Organization, Procter & Gamble (multinational manufacturer of family, personal and household care products)	2015 - 2016
		Associate Director, Baby Care Global Material Development and Supply Organization, Procter & Gamble	2005 - 2015

The Board of Directors elects the executive officers annually.

Available Information

For more information about us, visit our website at: www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) via EDGAR. Our SEC filings are available free of charge to the public at our website as soon as reasonably practicable after they have been filed with or furnished to the SEC.

Item 1A. Risk Factors

As a global manufacturer of adhesives, sealants and other specialty chemical products, we operate in a business environment that is subject to various risks and uncertainties. Below are the most significant factors that could adversely affect our business, financial condition and results of operations.

Macroeconomic and Industry Risks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 58 percent, or $1.2 billion, of our net revenue was generated outside the United States in 2016. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2016, the change in foreign currencies negatively impacted our net revenue by approximately $38 million. In 2016, we spent approximately $1.1 billion for raw materials worldwide of which approximately $623.3 million was purchased outside the United States. Based on 2016 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $4.7 million or $0.09 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

Distressed financial markets may result in dramatic deflation of asset valuations and a general disruption in capital markets.

Adverse equity market conditions and volatility in the credit markets could have a negative impact on the value of our pension trust assets, our future estimated pension liabilities and other postretirement benefit plans. In addition, we could be required to provide increased pension plan funding. As a result, our financial results could be negatively impacted. Reduced access to capital markets may affect our ability to invest in strategic growth initiatives such as acquisitions. In addition, the reduced credit availability could limit our customers’ ability to invest in their businesses, refinance maturing debt obligations, or meet their ongoing working capital needs. If these customers do not have sufficient access to the financial markets, demand for our products may decline.

Operational Risks

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

In 2016, raw material costs made up over 75 percent of our cost of sales. Accordingly, changes in the cost of raw materials can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate, re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins. Based on 2016 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $7.7 million or $0.15 per diluted share.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system, which we refer to as Project ONE, which will upgrade and standardize our information system. The implementation is expected to occur in phases over the next several years. The North America adhesives business went live in 2014, and the implementation process proved to be more difficult than we originally anticipated resulting in disruptions in our manufacturing network, lower productivity and deteriorated customer service levels. By the end of 2014, most of the problems associated with the software implementation had been remediated and the business was stable and running at capacity with productivity levels approaching the levels experienced prior to the new software implementation. In late 2014, we suspended any further implementation projects in other geographic regions until we complete the optimization of the current platform in North America. We are preparing a revised implementation plan that leverages the experiences of our first go-live event and reduces the risk of significant business interruption. We expect to start subsequent implementations in the first half of 2017 with completion of the second phase in the Latin America region expected in 2018.

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

Risks associated with acquisitions could have an adverse effect on us and the inability to execute organizational restructuring may affect our results.

As part of our growth strategy, we have made and intend to pursue additional acquisitions of complementary businesses or products and joint ventures. The ability to grow through acquisitions or joint ventures depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our results of operations and our cash flows could be adversely affected. Our acquisition strategy also involves other risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions and difficulties implementing and maintaining consistent standards, controls, procedures, policies and systems. Future acquisitions could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.

In addition, our profitability is dependent on our ability to drive sustainable productivity improvements such as cost savings through organizational restructuring. Delays or unexpected costs may prevent us from realizing the full operational and financial benefits of such restructuring initiatives and may potentially disrupt our operations.

Legal and Regulatory Risks

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 21 plants located throughout the United States and at 27 plants located in 18 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 3, 2016 (each of the listed properties are owned by us, unless otherwise specified):

Segment	Manufacturing Sq Ft	Segment	Manufacturing Sq Ft
Americas Adhesives		Asia Pacific
California - Roseville	82,202	Australia - Dandenong South, VIC	71,280
Georgia - Covington	73,500	- Sydney [1]	12,968
- Tucker	69,000	Republic of China - Guangzhou	36,055
Illinois - Seneca	24,621	- Nanjing	55,224
Kentucky - Paducah	252,500	Indonesia - Mojokerto	52,991
Michigan - Grand Rapids	65,689	Malaysia - Selongor	21,900
Minnesota - Fridley	15,850	New Zealand - Auckland[1]	7,330
- Vadnais Heights	53,145	Philippines - Manila	9,295
Ohio - Blue Ash	102,000	Asia Pacific Total	267,043
Texas - Mesquite	25,000
Washington - Vancouver	35,768	EIMEA
Argentina - Buenos Aires	10,367	Egypt - 6th of October City	8,525
Brazil - Sorocaba, SP2	7,535	Finland - Espoo[2]	5,575
- Curitiba[1]	9,896	France - Blois	48,438
Chile - Maipu, Santiago	64,099	- Surbourg	21,743
Colombia - Rionegro	17,072	Germany - Lueneburg	64,249
Americas Adhesives Total	908,244	- Nienburg	139,248
		- Pirmasens[2]	48,438
Construction Products		Greece - Lamia	11,560
California - La Mirada	15,206	India - Pune	38,782
Florida - Gainesville	6,800	Italy - Borgolavezzaro[2]	24,219
Georgia - Dalton	72,000	- Pianezze	36,500
Illinois - Aurora	149,000	Portugal - Mindelo	90,193
- Palatine[2]	55,000	Spain - Vigo[2]	19,375
New Jersey - Edison	9,780	United Kingdom - Dukinfield	17,465
Pennsylvania - Fairless Hills	19,229	EIMEA Total	574,310
Texas - Eagle Lake	26,000
- Houston	11,000	Engineering Adhesives
Construction Products Total	364,015	Republic of China - Beijing	78,120
		- Beijing[1]	42,044
		- Suzhou	73,622
1 Leased Property		- Yantai	23,890
2 Idle Property		Germany - Wunstorf	16,146
		Georgia - Norcross[1]	21,755
		Illinois - Batavia[1]	19,169
		Engineering Adhesives Total	274,746

Item 3. Legal Proceedings

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 3,	November 28,	November 29,
($ in millions)	2016	2015	2014
Lawsuits and claims settled	14	10	9
Settlement amounts	$1.4	$0.9	$0.8
Insurance payments received or expected to be received	$0.9	$0.7	$0.7

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

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 20, 2017, there were 1,700 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price
	2016		2015		Dividends (Per Share)
	High	Low	High	Low	2016	2015
First quarter	$39.81	$32.71	$45.99	$38.16	$0.130	$0.120
Second quarter	45.59	38.49	45.54	40.53	0.140	0.130
Third quarter	48.36	41.89	48.32	34.57	0.140	0.130
Fourth quarter	48.82	41.81	40.35	30.72	0.140	0.130

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2016 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

August 28, 2016 - October 1, 2016	164,457	$44.95	164,392	$27,971

October 2, 2016 - October 29, 2016	85,608	$45.96	85,608	$24,036

October 30, 2016 - December 3, 2016	-	$-	-	$24,036

1   The number of shares purchased relates to 65 shares withheld to satisfy employees’ withholding taxes upon vesting of restricted stock and 250,000 shares purchased under the 2010 share repurchase plan. See Note 9 to the Consolidated Financial Statements for more information.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 3, 2011, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in the Form 10-K.

(Dollars in thousands, except per share amounts)	Fiscal Years[3]
	2016 [2]	2015	2014	2013	2012
Net revenue	$2,094,605	$2,083,660	$2,104,454	$2,046,968	$1,886,239

Income from continuing operations[1]	$124,382	$88,397	$50,151	$95,975	$68,287
Percent of net revenue	5.9	4.2	2.4	4.7	3.6
Total assets	$2,058,254	$2,042,252	$1,869,006	$1,873,028	$1,786,320
Long-term debt, excluding current maturities	$588,145	$669,606	$547,735	$472,315	$475,112
Total H.B. Fuller stockholders' equity	$937,876	$872,920	$890,047	$930,065	$778,273

Per Common Share:

Income from continuing operations:
Basic	$2.48	$1.75	$1.00	$1.92	$1.37
Diluted	$2.42	$1.71	$0.97	$1.87	$1.34

Dividends declared and paid	$0.550	$0.510	$0.460	$0.385	$0.330
Book value[4]	$18.70	$17.43	$17.69	$18.52	$15.60

Number of employees	4,587	4,425	3,650	3,676	3,727

[1] 2016, 2015, 2014, 2013 and 2012 include after-tax charges of $0.1 million, $4.7 million, $45.2 million, $35.3 million and $35.4 million, respectively, related to special charges, net.

[2] 2016 contained 53 weeks

[3] All amounts have been adjusted for discontinued operations.

[4] Book value is calculated by dividing total H.B. Fuller stockholders' equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We manage our business through five operating segments - Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products and Engineering Adhesives.

The Americas Adhesives, EIMEA and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts, and envelope markets. The Construction Products operating segment provides floor preparation, grouts and mortars for tile setting as well as sealants and related products for heating, ventilation and air conditioning installations. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, medical, clean energy, appliance and heavy machinery markets.

Total Company

When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

●	Changes in the prices of our raw materials that are primarily derived from refining crude oil and natural gas

●	Global supply of and demand for raw materials

●	Economic growth rates, and

●	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. The price of these derivatives impacts the cost of our raw materials. However, the supply of and demand for key raw materials has a greater impact on our costs. As demand increases in high-growth areas, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials. With over 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area.

In 2016, we generated 42 percent of our net revenue in the United States and 29 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as construction products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer dollars. The fluctuations of the Euro against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2016, the currency fluctuations had a negative impact on net revenue of approximately $38 million as compared to 2015.

Key financial results and transactions for 2016 included the following:

●	Net revenue increased 0.5 percent from 2015 primarily driven by a 3.9 percent increase in sales volume offset by a 1.8 percent decrease in currency and a 1.6 percent decrease in product pricing.

●	Gross profit margin increased to 29.1 percent from 27.3 percent in 2015.

●	Every five or six years we have a 53rd week in our fiscal year. 2016 was a 53-week year which increased our revenue and costs by approximately 2 percent.

●	Cash flow generated by operating activities from continuing operations was $195.7 million in 2016 as compared to $210.5 million in 2015 and $29.7 million in 2014.

●	We acquired Advanced Adhesives on April 29, 2016 for $10.4 million and Cyberbond on June 8, 2016 for $42.5 million.

The global economic conditions showed little to no improvement in 2016. Our total year constant currency sales growth, which we define as the combined variances from product pricing, sales volume and small acquisitions, increased 2.3 percent for 2016 compared to 2015.

In 2016, our diluted earnings per share from continuing operations was $2.42 per share compared to $1.71 per share in 2015 and $0.97 per share in 2014. The higher earnings per share from continuing operations in 2016 compared to 2015 resulted from higher sales volume, lower raw material costs and lower special charges.

Project ONE

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

In late 2014, we suspended any further implementation projects in other geographic regions until we complete the optimization of the current platform in North America. We are preparing a revised implementation plan that leverages the experiences of our first go-live event and reduces the risk of significant business interruption. We expect to start subsequent implementations in 2017.

The original capital expenditure plan for Project ONE was approximately $60.0 million. In the fourth quarter of 2015 we received a cash settlement of $12.8 million as a result of an arbitration proceeding related to our initial implementation of Project ONE. Of this amount, $12.0 million was related to capital expenditures, which allowed us to reduce our total project-to-date capital expenditures to $31.3 million. Given the complexity of the initial implementation, we anticipate that the total investment to complete the project will exceed our original estimate. We will have a revised estimate of the total project costs and the expected completion timetable later in 2017 when the revised implementation plan is complete.

Our current plan is to proceed with the second phase implementation in our Latin America region with the project commencing in the first half of 2017 and completion expected in 2018. Subsequent phases of the global implementation will be evaluated following the completion of this second implementation.

Restructuring Plan

On December 7, 2016, the Company approved a restructuring plan (the “Plan”) related to organizational changes and other actions to optimize operations. In implementing the Plan, the Company expects to incur costs of approximately $17.0 million to $20.0 million ($13.0 million to $16.0 million after-tax) which includes (i) cash expenditures of approximately $13.0 million ($11.0 million after-tax) for severance and related employee costs globally and (ii) $4.0 million to $7.0 million ($3.0 million to $5.0 million after-tax) related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $15.0 million to $16.0 million ($12.0 million to $13.0 million after-tax) of the costs are expected to be cash costs. The Plan will be implemented beginning in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. The restructuring costs will be spread across the next several quarters as the measures are implemented with the majority of the costs occurring in fiscal 2017.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are pension and other postretirement plan assumptions; goodwill impairment assessment; long-lived assets recoverability; product, environmental and other litigation liabilities, income tax accounting and acquisition accounting.

Pension and Other Postretirement Plan Assumptions

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.10 percent at December 3, 2016, as compared to 4.30 percent at November 28, 2015 and 4.10 percent at November 29, 2014. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 3, 2016 would increase U.S. pension and other postretirement plan expense approximately $0.2 million (pre-tax) in fiscal 2017. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2016, 2015 and 2014.  Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2016, the expected long-term rate of return on the target equities allocation was 8.75 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. For 2017, the expected long-term rate of return on assets will continue to be 7.75 percent with an expected long-term rate of return on the target equities allocation of 8.5 percent and an expected long-term rate of return on target fixed-income allocation of 5.0 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.0 million (pre-tax).

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

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	5.3%	4.7%	7.7%
20-year period	8.6%	8.3%	(*) 7.7%

(*) Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.0 percent is since inception (10 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.20 percent in 2016 compared to 6.22 percent in 2015 and 6.17 percent in 2014. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2016, 2015 and 2014. Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate is for the supplemental executive retirement plan only. Projected salary increase assumption for non-U.S. plans are determined in a manner consistent with the U.S. plans.

Goodwill

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

In the fourth quarter of 2016, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis by using a discount rate determined by management to result in the most representative fair value of the business as a whole. Based on this analysis, it was determined that the goodwill allocated to the EIMEA Construction reporting unit was impaired. As a result, a goodwill impairment charge of $0.8 million was recorded as of 2016. There were no indications of impairment for any of the remaining reporting units.

Of the goodwill balance of $366.2 million as of December 3, 2016, $98.9 million is allocated to the EIMEA reporting unit. The calculated fair value of this reporting unit exceeded its carrying value by approximately 60 percent. The goodwill balance in the Tonsan reporting unit as of December 3, 2016 is $114.4 million. The calculated fair value of this reporting unit exceeded its carrying value by approximately 30 percent. For both of these reporting units, the Company believes the calculated fair value exceeds the carrying value by a reasonable margin. For the remaining reporting units, the calculated fair value substantially exceeded the carrying value of the net assets.

If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. See Note 6 to the Consolidated Financial Statements.

Recoverability of Long-Lived Assets

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

Product, Environmental and Other Litigation Liabilities

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

Contingent Consideration Liability

Concurrent with a business acquisition, we entered into an agreement that requires us to pay the sellers a certain amount based upon a formula related to the entity’s gross profit in 2018. We use the income approach in calculating the fair value of this contingent consideration liability using a real option model. The significant judgments and assumptions utilized in the calculation of the contingent consideration liability include revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. The change in fair value of the contingent consideration liability each reporting period is recorded in SG&A expenses in the Consolidated Statements of Income. See Notes 2 and 13 to the Consolidated Financial Statements for additional information.

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of December 3, 2016, the valuation allowance to reduce deferred tax assets totaled $11.9 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $4.2 million as of December 3, 2016.

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

Acquisition Accounting

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

Results of Operations

Net revenue

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$2,094.6	$2,083.7	$2,104.5	0.5%	(1.0)%

Net revenue in 2016 increased 0.5 percent from 2015. The 2015 net revenue was 1.0 percent lower than the net revenue in 2014. We review variances in net revenue in terms of changes related to product pricing, sales volume, changes in foreign currency exchange rates and large acquisitions. The pricing/sales volume variance and small acquisitions including Cyberbond, Advanced Adhesives, Tonsan Adhesive, Inc., Continental Products Limited and ProSpec construction products are viewed as constant currency growth. The following table shows the net revenue variance analysis for the past two years:

	2016 vs 2015	2015 vs 2014
Product pricing	(1.6)%	0.5%
Sales volume	3.9%	4.5%
Currency	(1.8)%	(6.0)%
	0.5%	(1.0)%

Constant currency growth was 2.3 percent in 2016 compared to 2015. The 2.3 percent constant currency growth in 2016 was driven by 27.3 percent growth in Engineering Adhesives, 8.5 percent growth in Asia Pacific and 2.0 percent growth in EIMEA, offset by a 5.8 percent decrease in Construction Products and 2.7 percent decrease in Americas Adhesives. The negative 1.8 percent currency impact was primarily driven by the devaluation of the Chinese renminbi, Euro, Egyptian pound, Turkish lira, Canadian dollar, Indian rupee, Australian dollar and Malaysian ringgit compared to the U.S. dollar.

Constant currency growth was 5.0 percent in 2015 compared to 2014. The 5.0 percent constant currency growth in 2015 was driven by 101.6 percent growth in Engineering Adhesives, 17.6 percent growth in Construction Products and 3.8 percent growth in Asia Pacific offset by a 4.3 percent decrease in Americas Adhesives and 2.0 percent decrease in EIMEA. The majority of the negative currency impact was driven by the weakening of the Euro, Turkish lira, Canadian dollar and Australian dollar against the U.S. dollar.

Cost of sales

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Raw materials	$1,121.4	$1,161.3	$1,213.5	(3.4)%	(4.3)%
Other manufacturing costs	363.4	354.3	357.7	2.6%	(1.0)%
Cost of sales	$1,484.8	$1,515.6	$1,571.2	(2.0)%	(3.5)%
Percent of net revenue	70.9%	72.7%	74.7%

Raw material costs as a percentage of net revenue decreased 220 basis points in 2016 compared to 2015 due to lower raw material costs, sales mix and the 2015 impact of valuing inventories acquired in the Tonsan Adhesive, Inc. acquisition at fair value. Other manufacturing costs as a percentage of revenue increased 40 basis points compared to 2015. As a result, cost of sales as a percentage of net revenue decreased 180 basis points compared to 2015.

Raw material costs as a percentage of net revenue decreased 200 basis points in 2015 compared to 2014, reflecting decreases in raw materials costs as well as changes in product pricing and sales mix. Other manufacturing costs as a percentage of revenue remained flat compared to 2014. As a result, cost of sales as a percentage of net revenue decreased 200 basis points compared to 2014.

Gross profit

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Gross profit	$609.8	$568.0	$533.3	7.4%	6.5%
Percent of net revenue	29.1%	27.3%	25.3%

Gross profit in 2016 increased $41.8 million compared to 2015 and gross profit margin increased 180 basis points. The decrease in the cost of raw materials was the main factor for the increase in gross profit.

Gross profit in 2015 increased $34.7 million compared to 2014 and gross profit margin increased 200 basis points. The decrease in the cost of raw materials was the main factor for the increase in gross profit.

 Selling, general and administrative expenses

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
SG&A	$407.6	$397.6	$383.4	2.5%	3.7%
Percent of net revenue	19.5%	19.1%	18.2%

Selling, general and administration (“SG&A”) expenses for 2016 increased $10.0 million or 2.5 percent compared to 2015. The increase is mainly due to higher personnel costs related to increased headcount, a full year of Tonsan operations for 2016 and incremental expenses coming from newly acquired businesses compared to 2015. This increase is partially offset by lower expenses related to general spending reductions, foreign currency exchange rate benefits on spending outside the U.S. and the mark to market adjustment related to the Tonsan contingent consideration liability.

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

Special Charges, net

($ in millions)	2016	2015	2014
Special Charges, net	$(0.2)	$4.7	$51.5

The following table provides detail of special charges, net:

($ in millions)	2016	2015	2014
Acquisition and transformation related costs	$0.2	$0.7	$7.9
Workforce reduction costs	-	-	3.2
Facility exit costs	(0.6)	3.7	32.1
Other related costs	0.2	0.3	8.3
Special charges, net	$(0.2)	$4.7	$51.5

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the Business Integration Project. During the years ended December 3, 2016, November 28, 2015 and November 29, 2014, we incurred special charges, net of $(0.2) million, $4.7 million and $51.5 million, respectively, for costs related to the Business Integration Project.

Acquisition and transformation related costs of $0.2 million for the year ended December 3, 2016, $0.7 million for the year ended November 28, 2015 and $7.9 million for the year ended November 29, 2014 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments.

During the year ended December 3, 2016, we incurred cash facility exit costs of $1.3 million, non-cash facility exit costs of $1.7 million and other incremental transformation related costs of $0.2 million including the cost of personnel directly working on the integration. Also included in facility exit costs for 2016 is a $3.6 million gain on the sale of our production facility located in Wels, Austria, of which the sale closed during the third quarter of 2016. During the year ended November 28, 2015, we incurred cash facility exit costs of $2.2 million, non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $0.3 million including the cost of personnel directly working on the integration. During the year ended November 29, 2014, we incurred workforce reduction costs of $3.2 million, cash facility exit costs of $25.2 million, non-cash facility exit costs of $6.9 million and other incremental transformation related costs of $8.3 million including the cost of personnel directly working on the integration.

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

($ in millions)	2016	2015	2014
Americas Adhesives	$-	$(1.4)	$3.1
EIMEA	(0.2)	5.7	44.2
Asia Pacific	-	0.1	2.4
Company-wide	-	0.3	1.8
Special charges, net	$(0.2)	$4.7	$51.5

We expect total project costs will be approximately $164.0 million. The following table provides detail of costs incurred inception-to-date as of December 3, 2016 for the Business Integration Project:

Costs Incurred Inception-to-Date
($ in millions)	As of December 3, 2016
Acquisition and transformation related costs	$43.2
Work force reduction costs	41.1
Cash facility exit costs	37.9
Non-cash facility exit costs	19.4
Other related costs	19.5
Business Integration Project	$161.1

Non-cash costs are primarily related to accelerated depreciation of long-lived assets.

Other income (expense), net

($ in millions)	2016	2015	2014
Other income (expense), net	$(7.6)	$(2.5)	$0.7

Currency transaction and remeasurement losses were $9.5 million, $3.5 million and $2.5 million in 2016, 2015 and 2014, respectively. Interest income was $2.0 million in 2016 compared to $0.5 million in 2015 and $0.4 million in 2014. Gain or (loss) on disposal of fixed assets were ($.8) million, $0.3 million and $2.8 million in 2016, 2015 and 2014, respectively.

Interest expense

($ in millions)	2016	2015	2014
Interest expense	$27.4	$25.0	$19.7

Interest expense was $27.4 million in 2016 compared to $25.0 million in 2015 and $19.7 million in 2014. The higher interest expense in 2016 compared to 2015 was due to higher LIBOR rates on floating rate debt held in the U.S. and larger local currency balances at higher interest rates. The higher interest expense in 2015 compared to 2014 was due to higher average debt balances resulting from the Tonsan acquisition and lower capitalized interest on capital projects, offset by lower average interest rates. We capitalized interest of $0.8 million, $0.1 million and $2.7 million in 2016, 2015 and 2014, respectively.

Income taxes

($ in millions)	2016	2015	2014
Income taxes	$50.4	$55.9	$34.3
Effective tax rate	30.1%	40.4%	43.3%

Income tax expense in 2016 of $50.4 million includes $2.6 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Income tax expense in 2015 of $55.9 million included $0.2 million of discrete tax expense in both the U.S. and foreign jurisdictions. Income tax expense in 2014 of $34.3 million included $1.4 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate decreased by 8.5 percentage points in 2016 as compared to 2015 and 4.9 percentage points in 2015 as compared to 2014. The decrease in the tax rate is principally due to a change in the geographic mix of pre-tax earnings and the reduction in special charges.

Income from equity method investments

($ in millions)	2016	2015	2014
Income from equity method investments	$7.4	$5.9	$5.2

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for 2016 compared to 2015 is related to higher net income in the joint venture and the impact of a stronger Japanese yen. Sekisui-Fuller’s net income measured in Japanese yen was higher in 2015 compared to 2014, but the weakening of the yen in 2015 negatively impacted the net income in U.S. dollars. Income from equity method investments was negatively impacted in 2014 by a correction of an error in the carrying value of our investment in Sekisui-Fuller in the amount of $1.6 million.

Income (loss) from discontinued operations, net of tax

($ in millions)	2016	2015	2014
Income (loss) from discontinued operations, net of tax	$-	$(1.3)	$-

The income (loss) from discontinued operations, net of tax, relates to our Central America Paints business, which we sold in 2012. In 2015, in conjunction with the final settlement agreement, we increased our contingent consideration liability by $2.1 million and adjusted the related deferred income tax.

Net income attributable to non-controlling interests

($ in millions)	2016	2015	2014
Net income attributable to non-controlling interests	$(0.3)	$(0.4)	$(0.4)

The net income attributable to non-controlling interests relates to the redeemable non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (HBF Kimya).

Net income attributable to H.B. Fuller

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net income attributable to H.B. Fuller	$124.1	$86.7	$49.8	43.2%	74.2%
Percent of net revenue	5.9%	4.2%	2.4%

Net income attributable to H.B. Fuller was $124.1 million in 2016 compared to $86.7 million in 2015 and $49.8 million in 2014. Fiscal year 2016 included $(0.2) million of special charges, net ($0.1 million after-tax) for costs related to the Business Integration Project compared to $4.7 million ($4.7 million after-tax) in 2015 and $51.5 million ($45.2 million after-tax) in 2014. Diluted earnings per share, from continuing operations, was $2.42 per share in 2016, $1.71 per share for 2015 and $0.97 per share for 2014.

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

Through the fourth quarter of 2015, our business was reported in four operating segments: Americas Adhesives, Europe, India, Middle East and Africa (EIMEA), Asia Pacific and Construction Products. Changes in our management reporting structure during the first quarter of 2016 required us to conduct an operating segment assessment in accordance with Accounting Standards Codification Topic 280, Segment Reporting, to determine our reportable segments. As a result of this assessment, we now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Products and Engineering Adhesives. Prior period segment information has been recast retrospectively to reflect our new operating segments.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Net Revenue by Segment

	2016		2015		2014
	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$806.1	38%	$830.8	40%	$877.7	42%
EIMEA	545.1	26%	549.6	26%	652.0	31%
Asia Pacific	241.8	12%	230.7	11%	234.2	11%
Construction Products	256.4	12%	272.7	13%	237.2	11%
Engineering Adhesives	245.2	12%	199.9	10%	103.4	5%
Total	$2,094.6	100%	$2,083.7	100%	$2,104.5	100%

Segment Operating Income

	2016		2015		2014
	Operating	% of	Operating	% of	Operating	% of
($ in millions)	Income	Total	Income	Total	Income	Total
Americas Adhesives	$126.0	61%	$127.8	74%	$105.8	71%
EIMEA	40.1	20%	15.1	9%	33.2	22%
Asia Pacific	15.4	8%	13.0	8%	8.3	5%
Construction Products	3.3	2%	13.7	8%	2.8	2%
Engineering Adhesives	17.4	9%	0.9	1%	(0.3)	0%
Total	$202.2	100%	$170.5	100%	$149.8	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported on the Consolidated Statements of Income.

($ in millions)	2016	2015	2014
Segment operating income	$202.2	$170.5	$149.8
Special charges, net	0.2	(4.7)	(51.5)
Other income (expense), net	(7.6)	(2.5)	0.7
Interest expense	(27.4)	(25.0)	(19.7)
Income from continuing operations before income taxes and income from equity method investments	$167.4	$138.3	$79.3

Americas Adhesives

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$806.1	$830.8	$877.7	(3.0)%	(5.3)%
Segment operating income	$126.0	$127.8	$105.8	(1.4)%	20.8%
Segment profit margin %	15.6%	15.4%	12.1%

The following tables provide details of Americas Adhesives net revenue variances:

	2016 vs 2015	2015 vs 2014
Constant currency growth	(2.7)%	(4.3)%
Currency	(0.3)%	(1.0)%
Total	(3.0)%	(5.3)%

Net revenue decreased 3.0 percent in 2016 compared to 2015. The 2.7 percent decrease in constant currency growth was attributable to a 0.2 percent increase in sales volume offset by a 2.9 percent decrease in product pricing. The 0.3 percent negative currency effect was due to the weaker Canadian dollar compared to the U.S. dollar. The sales volume increase was driven by modest market share gains partially offset by general end-market weakness in Latin America and unfavorable sales mix. As a percentage of net revenue, raw material costs decreased 150 basis points mainly due to reductions in raw material costs. Other manufacturing costs as a percentage of net revenue increased 40 basis points in 2016 compared to 2015. Segment operating income decreased 1.4 percent and segment operating margin as a percentage of net revenue increased 20 basis points in 2016 compared to 2015.

Net revenue decreased 5.3 percent in 2015 compared to 2014. The 4.3 percent decrease in constant currency growth was attributable to a 4.7 percent decrease in sales volume offset by a 0.4 percent increase in pricing. The sales volume decrease was driven by lower volume in several market segments and lost market share related to our ERP system implementation. Raw material costs as a percentage of net revenue decreased 290 basis points as a result of decreases in raw material costs following the drop in the global price of oil and natural gas. Other manufacturing costs as a percentage of net revenue decreased 60 basis points compared to 2014. Segment operating income increased 20.8 percent compared to 2014 and segment profit margin increased 330 basis points.

EIMEA

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$545.1	$549.6	$652.0	(0.8)%	(15.7)%
Segment operating income	$40.1	$15.1	$33.2	165.4%	(54.5)%
Segment profit margin %	7.4%	2.8%	5.1%

The following table provides details of the EIMEA net revenue variances:

	2016 vs 2015	2015 vs 2014
Constant currency growth	2.0%	(2.0)%
Currency	(2.8)%	(13.7)%
Total	(0.8)%	(15.7)%

Net revenue decreased 0.8 percent in 2016 compared to 2015. The 2.0 percent increase in constant currency growth was attributable to a 3.0 percent increase in sales volume offset by a 1.0 percent decrease in product pricing. Sales volume growth was primarily related to the hygiene market, with strong growth in the emerging markets, as well as growth in core Europe. The 2.8 percent negative currency effect was primarily the result of a weaker Euro, Egyptian pound, Turkish lira and Indian rupee compared to the U.S. dollar. Raw material cost as a percentage of net revenue decreased 300 basis points in 2016 compared to 2015 primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 100 basis points lower than 2015 primarily due to improved production efficiencies, lower freight costs and favorable currency impacts.  Segment operating income increased 165.4 percent and segment operating margin increased 460 basis points compared to 2015.

Net revenue decreased 15.7 percent in 2015 compared to 2014. The 2.0 percent decrease in constant currency growth was attributable to a 1.6 percent decrease in sales volume and a 0.4 percent decrease in product pricing. Sales volume was down in core Europe reflecting the generally soft end market conditions across most of the region and volume losses due to longer lead times caused by production inefficiencies related to the Business Integration Project. Sales volume growth was generated in the emerging markets, mainly in India, Middle East and Turkey. The negative currency effect of 13.7 percent was primarily the result of a weaker Euro, Turkish lira and Egyptian pound compared to the U.S. dollar. Raw material costs as a percentage of net revenue was flat in 2015 compared to 2014. Other manufacturing costs as a percentage of net revenue were 160 basis points higher in 2015 compared to 2014 mainly due to lower sales. In 2015, segment operating income decreased 54.5 percent and segment profit margin decreased 230 basis points compared to 2014.

Asia Pacific

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$241.8	$230.7	$234.2	4.8%	(1.5)%
Segment operating income	$15.4	$13.0	$8.3	19.0%	55.2%
Segment profit margin %	6.4%	5.6%	3.6%

The following table provides details of Asia Pacific net revenue variances:

	2016 vs 2015	2015 vs 2014
Constant currency growth	8.5%	3.8%
Currency	(3.7)%	(5.3)%
Total	4.8%	(1.5)%

Net revenue in 2016 increased 4.8 percent compared to 2015. The 8.5 percent increase in constant currency growth was attributable to a 10.8 percent increase in sales volume partially offset by a 2.3 percent decrease in product pricing. Most of the growth compared to 2015 is driven by the acquisition of Advanced Adhesives that occurred during the second quarter of 2016, as well as growth in Southeast Asia and Greater China. Negative currency effects of 3.7 percent compared to 2015 were primarily driven by the weaker Chinese renminbi, Australian dollar and Malaysian ringgit compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 140 basis points compared to 2015 due to lower raw material costs and changes in sales mix, partially offset by the impact of valuing inventories related to the Advanced Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 110 basis points compared to 2015, primarily due to the acquisition of Advanced Adhesives and the costs to rationalize certain production capabilities in Southeast Asia. Segment operating income increased 19 percent and segment operating margin increased 80 basis points compared to 2015.

Net revenue for 2015 decreased 1.5 percent compared to 2014. Constant currency growth was 3.8 percent driven by 4.0 percent increase in sales volume offset by a decrease in pricing of 0.2 percent. The increase in sales volume occurred in all Asia sub-regions. The negative currency effect of 5.3 percent was primarily the result of a weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 300 basis points in 2015 compared to 2014 primarily due to lower raw material costs following the drop in the global price of oil and natural gas and a change in sales mix. Other manufacturing costs as a percentage of net revenue were 80 basis points higher in 2015 compared to 2014. Segment operating income increased 55.2 percent and segment profit margin increased 200 basis points in 2015 compared to 2014.

Construction Products

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$256.4	$272.7	$237.2	(6.0)%	14.9%
Segment operating income	$3.3	$13.7	$2.8	(76.3)%	391.5%
Segment profit margin %	1.3%	5.0%	1.2%

The following tables provide details of Construction Products net revenue variances:

	2016 vs 2015	2015 vs 2014
Constant currency growth	(5.8)%	17.6%
Currency	(0.2)%	(2.7)%
Total	(6.0)%	14.9%

Net revenue decreased 6.0 percent in 2016 compared to 2015. The 5.8 percent decrease in constant currency growth was driven by a 6.7 percent decrease in sales volume offset by a 0.9 percent increase in product pricing.  The decrease in sales volume was primarily attributed to lower export revenue, inventory rebalancing with certain channel partners and a strong fiscal 2015 driven by market share gains with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Negative currency effects of 0.2 percent compared to 2015 were primarily driven by the weaker Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 210 basis points lower in 2016 compared to 2015 primarily due to changes in product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue were 360 basis points higher in 2016 compared to 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Segment operating income decreased 76.3 percent and segment profit margin decreased 370 basis points in 2016 compared to 2015.

Net revenue increased 14.9 percent in 2015 compared to 2014. The 17.6 percent increase in constant currency growth was driven by a 14.9 percent increase in sales volume and a 2.7 percent increase in product pricing.  The increase in sales volume was primarily attributed to market share gains with several key retail partners and the ProSpec acquisition in the fourth quarter of 2014. Negative currency effects of 2.7 percent compared to 2015 were primarily driven by the weaker Australian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 160 basis points in 2015 compared to 2014 primarily due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased by 10 basis points. Operating expenses as a percentage of net revenue decreased 280 basis points compared to 2014 primarily due to increased sales volume. Segment operating income increased by $11.0 million and segment profit margin increased 380 basis points compared to 2014.

Engineering Adhesives

($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenue	$245.2	$199.9	$103.4	22.7%	93.4%
Segment operating income	$17.4	$0.9	$(0.3)	NMP	NMP
Segment profit margin %	7.1%	0.4%	(0.3)%

The following tables provide details of Engineering Adhesives net revenue variances:

	2016 vs 2015	2015 vs 2014
Constant currency growth	27.3%	101.6%
Currency	(4.6)%	(8.2)%
Total	22.7%	93.4%

Net revenue increased 22.7 percent in 2016 compared to 2015. The 27.3 percent increase in constant currency growth was driven by a 27.9 percent increase in sales volume offset by a 0.6 percent decrease in product pricing. The increase in sales volume was partially attributed to a full year of the Tonsan business, which was acquired late in the first quarter of 2015, as well as the acquisition of Cyberbond that occurred during the third quarter of 2016. Negative currency effects of 4.6 percent compared to 2015 were primarily driven by the weaker Chinese renminbi and Euro compared to the U.S. dollar.  Raw material cost as a percentage of net revenue was 390 basis points lower in 2016 compared to 2015 primarily due to the impact of valuing inventories related to the Tonsan acquisition at fair value, lower raw material costs and changes in product mix associated with the acquisition of Tonsan. Other manufacturing costs as a percentage of net revenue were 40 basis points higher in 2016 compared to 2015 primarily due to the impact of a full year of the Tonsan business and the Cyberbond acquisition. Operating expense as a percentage of net revenue decreased 320 basis points compared to 2015, partially due to the net mark to market adjustment related to the Tonsan contingent consideration liability offest by the Cyberbond acquisition. Segment operating income increased $16.5 million and segment operating margin increased 670 basis points in 2016 compared to 2015.

Net revenue increased 93.4 percent in 2015 compared to 2014. The 101.6 percent increase in constant currency growth was driven by a 98.1 percent increase in sales volume and a 3.5 percent increase in product pricing.  The increase in sales volume was primarily attributed to the Tonsan acquisition, which occurred in the first quarter of 2015. Negative currency effects of 8.2 percent compared to 2014 were primarily driven by the weaker Chinese renminbi and Euro compared to the U.S. dollar.  Raw material costs as a percentage of net revenue decreased 400 basis points in 2015 compared to 2014 primarily due to lower raw material costs and changes in sales mix. Other manufacturing costs as a percentage of net revenue decreased by 260 basis points. Operating expenses as a percentage of net revenue increased 590 basis points compared to 2014 primarily due to increased sales volume and the net mark to market adjustment related to the Tonsan contingent consideration liability. Segment operating income increased $1.2 million and segment profit margin increased 70 basis points compared to 2014.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 3, 2016 were $142.2 million compared to $119.2 million as of November 28, 2015. Total long and short-term debt was $705.6 million as of December 3, 2016 and $722.9 million as of November 28, 2015.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 3, 2016, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of December 3, 2016
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	10.1

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.5

●	TTM = trailing 12 months

●

EBITDA for covenant purposes is defined as consolidated net income, plus interest expense, taxes, depreciation and amortization, non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges, cash expenses related to the Tonsan acquisition for advisory services and for arranging financing for the acquired business with cash expenses not to exceed $10.0 million, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated October 31, 2014.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2017.

Net Financial Assets

($ in millions)	2016	2015
Financial Assets:
Cash and cash equivalents	$142.2	$119.2

Debt:
Notes payable	37.3	30.8
Long-term debt	668.3	692.1
Total debt	705.6	722.9
Net financial debt	$563.4	$603.7

Of the $142.2 million in cash and cash equivalents as of December 3, 2016, $114.7 million was held outside the U.S. Of the $114.7 million of cash held outside the U.S., earnings on $103.8 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $37.3 million at December 3, 2016 and $30.8 million at November 28, 2015. These amounts mainly represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 13.7 percent in 2016 and 8.1 percent in 2015.

Long-Term Debt

Long-term debt consisted of senior notes and term loans. The Series A and Series B senior notes bear a fixed interest rate of 5.13 percent and mature in fiscal year 2017. The Series C and Series D senior notes bear a fixed interest rate of 5.61 percent and mature in fiscal year 2020. The Series E senior notes bear a fixed interest rate of 4.12 percent and mature in fiscal year 2022. We are subject to prepayment penalties on our senior notes. As of December 3, 2016, make-whole premiums were estimated to be, if the entire debt were paid off, $33.1 million. We currently have no intention to prepay any senior notes.

We executed interest rate swap agreements for the purpose of obtaining a floating rate of interest on $75.0 million of the $150.0 million senior notes. We have designated the $75.0 million of senior note debt as the hedged item in a fair value hedge. As required by applicable accounting standards, we recorded an asset for the fair value of the interest rate swaps (hedging instruments) totaling $1.6 million and recognized a liability of $1.6 million for the change in the fair value of the senior notes attributable to the change in the risk being hedged. This calculation resulted in $101.4 million being recorded in long-term debt and $50.2 million being recorded in current portion of long-term debt related to these senior notes as of December 3, 2016. For further information related to long-term debt see Note 7 to the Consolidated Financial Statements.

On October 31, 2014, we entered into a credit agreement with a consortium of financial institutions under which we established a $300.0 million term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. At December 3, 2016, there was a balance of $266.3 million drawn on the term loan. The interest rate on the term loan bears a floating interest rate at the London Interbank Offered Rate (LIBOR) plus 125 basis points and matures in 2019. There is no prepayment penalty on the term loan. See the discussion below regarding our lines of credit.

On October 31, 2014 we amended various provisions of the Note Purchase Agreements Series A through E, including the covenant definition of Consolidated EBITDA. As part of these amendments, the interest rate on the debt may increase based on a ratings grid. Additional details on the Note Purchase Agreement amendments can be found in the 8-K dated October 31, 2014.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at December 3, 2016. This credit agreement creates an unsecured multi-currency revolving credit facility that we can draw upon for general corporate purposes up to a maximum of $300.0 million. Interest is payable at LIBOR plus 1.075 percent. A facility fee of 0.175 percent is payable quarterly. The interest rate and the facility fee are based on a rating grid. The credit facility expires on October 31, 2019. As of December 3, 2016, our lines of credit were undrawn.

Goodwill and Other Intangible Assets

As of December 3, 2016, goodwill totaled $366.2 million (18 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $205.4 million (10 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at December 3, 2016 are as follows:

	Americas		Asia	Construction	Engineering
($ in millions)	Adhesives	EIMEA	Pacific	Products	Adhesives	Total
Goodwill	$59.8	$98.9	$17.5	$21.9	$168.1	$366.2
Purchased technology & patents	11.1	5.3	1.4	1.8	29.5	49.1
Customer relationships	12.0	11.5	10.4	67.0	34.0	134.9
Other finite-lived intangible assets[1]	0.6	11.6	2.0	5.1	1.6	20.9
Indefinite-lived intangible assets[2]	-	0.5	-	-	-	0.5

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

	December 3,	November 28,
	2016	2015
Net working capital as a percentage of annualized net revenue[1]	18.9%	19.9%
Accounts receivable DSO[2] (in days)	57	60
Inventory days on hand[3] (in days)	60	60
Free cash flow[4] (in millions)	$104.9	$126.2
Debt capitalization ratio[5]	42.9%	45.3%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, adjusted for extra week, multiplied by 4).

2 Trade receivables net of allowance for doubtful accounts multiplied by 63 (9 weeks) for 2016 and 56 (8 weeks) for 2015 and divided by the net revenue for the last 2 months of the quarter.

3 Total inventory multiplied by 63 for 2016 and 56 for 2015 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4 Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5 Total debt divided by (total debt plus total stockholders’ equity).

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations

($ in millions)	2016	2015	2014
Net cash provided by operating activities	$195.7	$210.5	$29.7

Net income including non-controlling interest was $124.4 million in 2016, $87.1 million in 2015 and $50.2 million in 2014. Depreciation and amortization expense totaled $77.7 million in 2016 compared to $75.3 million in 2015 and $70.5 million in 2014. The higher depreciation and amortization expense in 2016 was directly related to the significant increase in capital expenditures in 2014 and intangible assets acquired in acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $13.9 million, $10.8 million and $69.6 million in 2016, 2015 and 2014, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $1.9 million source of cash in 2016 compared to $12.0 million use of cash in 2015 and $18.9 million use of cash in 2014. The source of cash in 2016 was related to higher net revenue and collection of receivables compared to the use of cash in 2015. The 2015 smaller use of cash was partially related to lower net revenue compared to 2014. The DSO was 57 days at December 3, 2016, 60 days at November 28, 2015 and 56 days at November 29, 2014.

●

Inventory – Changes in inventory resulted in a $3.5 million use of cash in 2016 compared to a $4.6 million use of cash in 2015 and a $36.2 million use of cash of in 2014. In 2016, inventory levels decreased slightly from 2015 related to normal activity. In 2015 inventory levels returned to a more normal level from 2014 when inventory had increased to support the manufacturing transition as part of the Business Integration Project and the implementation of our ERP system in North America. Inventory days on hand were 60 days at the end of 2016 compared to 60 days at the end of 2015 and 58 days at the end of 2014.

●

Trade Payables – Changes in trade payables resulted in a $12.3 million use of cash in 2016 compared to a $5.8 million source of cash in 2015 and a $14.5 million use of cash in 2014. Both comparisons were primarily related to the timing of payments.

Contributions to our pension and other postretirement benefit plans were $6.6 million, $4.6 million and $12.6 million in 2016, 2015 and 2014, respectively. Income taxes payable resulted in a $1.7 million, $1.4 million and $0.1 million use of cash in 2016, 2015 and 2014, respectively. Other assets resulted in an $8.4 million use of cash, a $12.0 million source of cash and a $41.7 million use of cash in 2016, 2015 and 2014, respectively. Accrued compensation was a $0.9 million and $6.0 million source of cash in 2016 and 2015, respectively, and a $28.1 million use of cash in 2014. The source of cash in 2016 relates to lower payouts for our employee incentive plans and in 2015 relates to lower payouts for our employee incentive plans and higher accruals. The use of cash in 2014 relates to the payments of severance related costs as part of our Business Integration Project. Other operating activity was a $29.5 million, $22.6 million and $33.3 million source of cash in 2016, 2015 and 2014, respectively. This reflects the impact of a stronger U.S. dollar on certain foreign transactions in 2016, 2015 and 2014. Loss from discontinued operations, net of tax was $1.3 million in 2015.

Cash Flows from Investing Activities from Continuing Operations

($ in millions)	2016	2015	2014
Net cash used in investing activities	$(111.5)	$(258.8)	$(160.0)

Purchases of property plant and equipment were $63.3 million in 2016 compared to $58.6 million in 2015 and $139.8 million in 2014. The increase in 2016 relates to building a new plant in Indonesia and the Construction Products expansion project offset by lower capital expenditures for the Business Integration project. The decrease in 2015 was primarily related to reduced capital expenditures for the Business Integration Project and Project ONE ERP system compared to 2014. In 2015 we received a cash settlement of $12.8 million as a result of an arbitration proceeding related to our initial implementation of Project ONE, of which $12.0 million was recorded as a reduction of the ERP system asset.

In 2016, we acquired Cyberbond for $42.2 million, net of cash acquired and Advanced Adhesives for $10.4 million, net of cash acquired. In 2015, we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million. In 2014, we purchased the ProSpec construction products business for $26.2 million and adjusted the purchase price of Plexbond Quimica for $0.2 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities from Continuing Operations

($ in millions)	2016	2015	2014
Net cash provided by (used in) financing activities	$(52.6)	$104.2	$55.0

Repayment of long-term debt in 2016 was $22.5 million. There were no proceeds from long term debt borrowing in 2016. In 2015 proceeds from long-term debt were $357.0 million. Included in the $357.0 million of proceeds is $300.0 million from our October 31, 2014 term loan which was drawn in conjunction with the acquisition of Tonsan Adhesive, Inc. Repayment of long-term debt in 2015 was $211.3 million. In 2014 proceeds from long-term debt were $560.0 million and repayment of long-term debt was $483.3 million.

Cash paid for dividends were $27.5 million, $25.7 million and $23.1 million in 2016, 2015 and 2014, respectively. Cash generated from the exercise of stock options were $11.3 million in 2016, $4.6 million in 2015 and $6.9 million in 2014. Repurchases of common stock were $23.2 million in 2016 compared to $19.3 million in 2015 and $15.5 million in 2014, including $20.9 million in 2016, $17.1 million in 2015 and $12.3 million in 2014 from our 2010 share repurchase program.

Cash Flows from Discontinued Operations

($ in millions)	2016	2015	2014
Net cash provided by (used in) discontinued operations	$-	$(5.3)	$-

Cash flows from discontinued operations includes the 2015 settlement payment of the contingent consideration of the Central America Paints business, that was sold in 2012, less the related deferred income taxes. See Note 2 to the Consolidated Financial Statements for further information.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$668.3	$80.2	$236.4	$101.5	$250.2
Interest payable on long-term debt[1]	96.0	23.1	43.6	24.1	5.2
Notes Payable	37.3	37.3	-	-	-
Operating leases	20.2	7.9	9.0	3.1	0.2
Pension contributions[2]	2.5	2.5	-	-	-
Other[3]	15.9	-	15.9	-	-
Total contractual obligations	$840.2	$151.0	$304.9	$128.7	$255.6

1 Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2 Pension contributions are only included for fiscal 2017. We have not determined our pension funding obligations beyond 2017 and thus, any potential future contributions have been excluded from the table.

3 This amount includes the forward purchase contract of $11.2 million and the contingent consideration liability of $4.7 million related to the Tonsan acquisition.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $4.2 million as of December 3, 2016 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 8 to the Consolidated Financial Statements.

We expect 2017 capital expenditures to be approximately $60.0 million.

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

Interest Rate Risk

 Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 3, 2016 would have resulted in a change in net income of approximately $2.6 million or $0.05 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 58 percent of net revenue was generated outside of the United States in 2016. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We enter into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross border agreements among subsidiaries. Based on 2016 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $4.7 million or $0.09 per diluted share.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Based on 2016 financial results and foreign currency balance sheet positions as of December 3, 2016, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $7.7 million or $0.15 per diluted share.

On December 4, 2016, for our subsidiaries in Latin America, the Company changed its functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the year ended December 3, 2016 have not been restated for the change in functional currency.

Raw Materials

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2016 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $7.7 million or $0.15 per diluted share.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (Company) as of December 3, 2016 and November 28, 2015, and the related consolidated statements of income, comprehensive income (loss), total equity, and cash flows for each of the years in the three-year period ended December 3, 2016. We also have audited the Company’s internal control over financial reporting as of December 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 3, 2016 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of December 3, 2016 and November 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 3, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

H.B. Fuller Company acquired Advanced Adhesives in April 2016 and Cyberbond, L.L.C. in June 2016, and management excluded from their assessment of the effectiveness of internal control over financial reporting as of December 3, 2016, Advanced Adhesives and Cyberbond, L.L.C. ’s internal control over financial reporting associated with assets of approximately three percent of H.B. Fuller Company’s total assets and revenues of approximately one percent of H.B. Fuller Company’s total revenues included in the consolidated financial statements of H.B. Fuller Company and subsidiaries as of and for the year ended December 3, 2016. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of the internal control over financial reporting of Advanced Adhesives and Cyberbond, L.L.C.

/s/ KPMG LLP

Minneapolis, Minnesota
January 31, 2017

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 3,	November 28,	November 29,
	2016	2015	2014
Net revenue	$2,094,605	$2,083,660	$2,104,454
Cost of sales	(1,484,802)	(1,515,617)	(1,571,164)
Gross profit	609,803	568,043	533,290
Selling, general and administrative expenses	(407,638)	(397,558)	(383,449)
Special charges, net	168	(4,654)	(51,501)
Other (expense) income, net	(7,549)	(2,465)	716
Interest expense	(27,359)	(25,021)	(19,744)
Income from continuing operations before income taxes and income from equity method investments	167,425	138,345	79,312
Income taxes	(50,436)	(55,855)	(34,348)
Income from equity method investments	7,393	5,907	5,187
Income from continuing operations	124,382	88,397	50,151
Loss from discontinued operations, net of tax	-	(1,300)	-
Net income including non-controlling interests	124,382	87,097	50,151
Net income attributable to non-controlling interests	(254)	(417)	(378)
Net income attributable to H.B. Fuller	$124,128	$86,680	$49,773

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	$2.48	$1.75	$1.00
Loss from discontinued operations	$-	$(0.03)	$-
Basic earnings per share	$2.48	$1.72	$1.00

Diluted
Income from continuing operations	$2.42	$1.71	$0.97
Loss from discontinued operations	$-	$(0.03)	$-
Diluted earnings per share	$2.42	$1.69	$0.97

Weighted-average common shares outstanding:
Basic	50,136	50,274	50,006
Diluted	51,270	51,393	51,255

Dividends declared per common share	$0.550	$0.510	$0.460

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 3,	November 28,	November 29,
	2016	2015	2014
Net income including non-controlling interests	$124,382	$87,097	$50,151
Other comprehensive (loss) income
Foreign currency translation	(33,855)	(62,776)	(38,687)
Defined benefit pension plans adjustment, net of tax	(1,701)	(15,871)	(36,874)
Interest rate swaps, net of tax	41	40	41
Cash-flow hedges, net of tax	42	(1,342)	116
Other comprehensive (loss) income	(35,473)	(79,949)	(75,404)
Comprehensive income (loss)	88,909	7,148	(25,253)
Less: Comprehensive income (loss) attributable to non-controlling interests	226	400	364
Comprehensive income (loss) attributable to H.B. Fuller	$88,683	$6,748	$(25,617)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 3,	November 28,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$142,245	$119,168
Trade receivables, net	351,130	364,704
Inventories	247,399	248,504
Other current assets	70,479	68,675
Total current assets	811,253	801,051

Property, plant and equipment, net	515,275	512,860
Goodwill	366,248	354,204
Other intangibles, net	205,359	212,993
Other assets	160,119	161,144
Total assets	$2,058,254	$2,042,252

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$37,334	$30,757
Current maturities of long-term debt	80,178	22,500
Trade payables	162,964	177,864
Accrued compensation	52,444	52,079
Income taxes payable	7,985	8,970
Other accrued expenses	50,939	57,355
Total current liabilities	391,844	349,525

Long-term debt	588,145	669,606
Accrued pension liabilities	73,545	76,324
Other liabilities	62,174	69,272
Total liabilities	1,115,708	1,164,727

Commitments and contingencies (Note 12)
Redeemable non-controlling interest	4,277	4,199

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,141,343 and 50,074,310, for 2016 and 2015, respectively	50,141	50,074
Additional paid-in capital	59,564	55,522
Retained earnings	1,090,900	994,608
Accumulated other comprehensive loss	(262,729)	(227,284)
Total H.B. Fuller stockholders' equity	937,876	872,920
Non-controlling interests	393	406
Total equity	938,269	873,326
Total liabilities, redeemable non-controlling interest and total equity	$2,058,254	$2,042,252

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
Balance at November 30, 2013	50,229	44,490	907,308	(71,962)	396	930,461
Comprehensive income (loss)	-	-	49,773	(75,390)	364	(25,253)
Dividends	-	-	(23,262)	-	-	(23,262)
Stock option exercises	330	6,522	-	-	-	6,852
Share-based compensation plans other, net	70	14,092	-	-	-	14,162
Tax benefit on share-based compensation plans	-	3,357	-	-	-	3,357
Repurchases of common stock	(318)	(15,192)	-	-	-	(15,510)
Redeemable non-controlling interest	-	-	-	-	(357)	(357)
Balance at November 29, 2014	50,311	53,269	933,819	(147,352)	403	890,450
Comprehensive income (loss)	-	-	86,680	(79,932)	400	7,148
Dividends	-	-	(25,891)	-	-	(25,891)
Stock option exercises	234	4,397	-	-	-	4,631
Share-based compensation plans other, net	83	15,159	-	-	-	15,242
Tax benefit on share-based compensation plans	-	1,433	-	-	-	1,433
Repurchases of common stock	(554)	(18,736)	-	-	-	(19,290)
Non-controlling interest assumed	-	-	-	-	14,197	14,197
Recognition of non-controlling interest redemption liability	-	-	-	-	(11,773)	(11,773)
Purchase of non-controlling interest	-	-	-	-	(2,424)	(2,424)
Non-controlling interest	-	-	-	-	(76)	(76)
Redeemable non-controlling interest	-	-	-	-	(321)	(321)
Balance at November 28, 2015	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Comprehensive income (loss)	-	-	124,128	(35,445)	226	88,909
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016	$50,141	$59,564	$1,090,900	$(262,729)	$393	$938,269

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 3,	November 28,	November 29,
	2016	2015	2014
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$124,382	$87,097	$50,151
Loss from discontinued operations, net of tax	-	1,300	-
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	49,189	48,305	47,254
Amortization	28,495	26,984	23,240
Deferred income taxes	5,344	6,645	4,154
(Income) from equity method investments, net of dividends received	(3,701)	(3,042)	(2,857)
Share-based compensation	13,344	14,156	13,376
Pension and other postretirement benefit plan contributions	(6,572)	(4,645)	(12,575)
Pension and other postretirement benefit plan income (expense)	11,634	(3,572)	20,399
Excess tax benefit from share-based compensation	(1,641)	(1,433)	(3,357)
Non-cash (gain) loss on mark to market adjustment related to contingent consideration liability	(6,032)	3,145	-
Non-cash charge for the sale of inventories revalued at the date of acquisition	528	2,416	138
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	1,874	(12,038)	(18,893)
Inventories	(3,495)	(4,588)	(36,227)
Other assets	(8,383)	11,991	(41,711)
Trade payables	(12,292)	5,794	(14,544)
Accrued compensation	879	5,982	(28,103)
Other accrued expenses	(5,548)	9,691	6,006
Income taxes payable	(1,707)	(1,369)	(112)
Other liabilities	(20,105)	(4,925)	(9,941)
Other	29,495	22,633	33,336
Net cash provided by operating activities from continuing operations	195,688	210,529	29,734

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(63,310)	(58,624)	(139,794)
Purchased businesses, net of cash acquired	(52,547)	(217,572)	(26,334)
Proceeds from litigation award	-	12,049	-
Proceeds from sale of property, plant and equipment	4,332	5,326	6,111
Net cash used in investing activities from continuing operations	(111,525)	(258,821)	(160,017)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	-	357,000	560,000
Repayment of long-term debt	(22,500)	(211,250)	(483,250)
Net proceeds from (payments on) notes payable	7,746	(2,623)	6,602
Dividends paid	(27,518)	(25,683)	(23,087)
Proceeds from stock options exercised	11,269	4,631	6,852
Excess tax benefit from share-based compensation	1,641	1,433	3,357
Repurchases of common stock	(23,228)	(19,290)	(15,510)
Net cash provided by (used in) financing activities from continuing operations	(52,590)	104,218	54,964

Effect of exchange rate changes on cash and cash equivalents	(8,496)	(9,033)	(2,233)
Net change in cash and cash equivalents from continuing operations	23,077	46,893	(77,552)
Cash provided by (used in) operating activities of discontinued operations	-	(5,294)	-
Net change in cash and cash equivalents	23,077	41,599	(77,552)
Cash and cash equivalents at beginning of year	119,168	77,569	155,121
Cash and cash equivalents at end of year	$142,245	$119,168	$77,569

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$318	$208	$175
Cash paid for interest, net of amount capitalized of $752, $136, and $2,725 for the years ended December 3, 2016, November 28, 2015 and November 29, 2014, respectively	$29,505	$27,156	$24,758
Cash paid for income taxes, net of refunds	$46,815	$33,076	$16,599

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market adhesives, sealants and other specialty chemical products globally, with sales operations in 38 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

Our business is reported in five operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products and Engineering Adhesives. In 2016, as a percentage of total net revenue by operating segment, Americas Adhesives accounted for 38 percent, EIMEA 26 percent, Asia Pacific 12 percent, Construction Products 12 percent, and Engineering Adhesives 12 percent.

The Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets, including durable assembly (appliances and filters), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement and durable and non-durable goods), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, and tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors and wood flooring) and textile (footwear and sportswear).

The Construction Products operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers and levelers) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings and block fillers). This operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia.

The Engineering Adhesives operating segment produces and supplies high performance industrial adhesives to the transportation, electronics, medical, clean energy, appliance and heavy machinery markets.

Principles of Consolidation

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the company. For fiscal years 2016 and 2015, this equity method investment did not exceed the 10 percent threshold, nor the 20 percent threshold test for a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934. As such, summarized financial information as of December 3, 2016 and November 28, 2015 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were December 3, 2016, November 28, 2015 and November 29, 2014 for 2016, 2015 and 2014, respectively. Every five or six years we have a 53rd week in our fiscal year. 2016 was a 53-week year.

Use of Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605-50, Customer Payments and Incentives. Customer rebates recorded in the Consolidated Statements of Income as a reduction of net revenue, were $16,465, $13,951 and $12,428 in 2016, 2015 and 2014, respectively.

For certain products, consigned inventory is maintained at customer locations. For these products, revenue is recognized in the period that the inventory is consumed. Sales to distributors also require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales

Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, shipping and receiving costs, freight costs, depreciation of manufacturing equipment and other less significant indirect costs related to the production of our products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include sales and marketing, research and development, technical and customer service, finance, legal, human resources, general management and similar expenses. SG&A expenses also include the mark to market adjustment related to the contingent consideration liability.

Income Taxes

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

Acquisition Accounting

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

Cash Equivalents

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

Restrictions on Cash

There were no restrictions on cash as of December 3, 2016. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

Trade Receivable and Allowances

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

Inventories

Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (“LIFO”) represent approximately 40 percent of consolidated inventories. During 2016, 2015 and 2014 there were no significant liquidations of LIFO inventory layers or significant LIFO liquidation gains or losses. The remaining inventories, which include all non-U.S. operations, are valued at the lower of cost (mainly weighted-average actual cost) or market value.

Investments

Investments with a value of $5,120 and $5,915 represent the cash surrender value of life insurance contracts as of December 3, 2016 and November 28, 2015, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of other income (expense), net.

Cost Method Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. We have a policy in place to review our investments at least annually, to evaluate the accounting method and carrying value of our investments in unconsolidated investees. Our cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. If we believe that the carrying value of an investment is in excess of its estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary. We did not have any impairment of our cost method investments for the years ended December 3, 2016, November 28, 2015 and November 29, 2014.  The book value of the cost method investments was $1,666 as of December 3, 2016 and $1,666 as of November 28, 2015.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $752, $136 and $2,725 were capitalized in 2016, 2015 and 2014, respectively.

Goodwill

We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on the analysis performed during the fourth quarter of 2016, it was determined that the goodwill allocated to the EIMEA Construction reporting unit was impaired. As a result, a goodwill impairment charge of $777 was recorded as of 2016. There were no indications of impairment for any of the remaining reporting units.

Intangible Assets

Intangible assets include patents, customer lists, technology, trademarks and other intangible assets acquired from independent parties and are amortized on a straight-line basis with estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.

Impairment of Long-Lived Assets

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

Foreign Currency Translation

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

Pension and Other Postretirement Benefits

We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S., we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases, health care cost trend rates and mortality rates. The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Note 10 includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

Asset Retirement Obligations

We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,264 and $2,274 at December 3, 2016 and November 28, 2015, respectively.

Environmental Costs

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

Contingent Consideration Liability

Concurrent with a business acquisition, we entered into an agreement that requires us to pay the sellers a certain amount based upon a formula related to the entity’s gross profit in 2018. We use the income approach in calculating the fair value of this contingent consideration liability using a real option model. The significant judgments and assumptions utilized in the calculation of the contingent consideration liability include revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. The change in fair value of the contingent consideration liability each reporting period is recorded in SG&A expenses in the Consolidated Statements of Income. See Notes 2 and 13 for additional information.

Share-based Compensation

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

Earnings per Share

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

(shares in thousands)	2016	2015	2014
Net income attributable to H.B. Fuller	$124,128	$86,680	$49,773

Weighted-average common shares – basic	50,136	50,274	50,006
Equivalent shares from share-based compensation plans	1,134	1,119	1,249
Weighted-average common and common equivalent shares – diluted	51,270	51,393	51,255

Basic earnings per share	$2.48	$1.72	$1.00
Diluted earnings per share	$2.42	$1.69	$0.97

Share-based compensation awards for 657,439, 887,672 and 421,810 shares for 2016, 2015 and 2014, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Financial Instruments and Derivatives

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 67,807, 54,454 and 67,593 shares of common stock in 2016, 2015 and 2014, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

On September 30, 2010, the Board of Directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. During 2016, we repurchased 500,000 shares for $20,861 under this program. During 2015, we repurchased 500,000 shares for $17,066 and during 2014, we repurchased 250,000 shares for $12,254 under this program. See Note 9 for further information.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted.  We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018.  We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU changes how a decision maker treats indirect interests in a managed variable interest entity held through an entity under common control in its primary beneficiary (consolidation) analysis. Our effective date for adoption of this guidance is our fiscal year beginning December 3, 2017. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU changes the timing of income tax recognition for an intercompany sale of assets. The ASU requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

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

Note 2: Acquisitions and Divestitures

Acquisitions

Cyberbond

On June 8, 2016, we acquired Cyberbond, L.L.C., (“Cyberbond”) headquartered in Batavia, Illinois with operations in the United States and Europe. Cyberbond is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment. The purchase price of $42,182, net of cash acquired of $332, was funded through existing cash and was recorded in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $527, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2016.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

Amount
Current assets	$4,425
Property, plant and equipment	2,038
Goodwill	23,654
Other intangibles
Developed technology	2,000
Customer relationships	14,400
Trademarks/trade names	700
Other assets	161
Current liabilities	(1,889)
Other liabilities	(3,307)
Total purchase price	$42,182

The expected lives of the acquired intangible assets are seven years for developed technology, 15 years for customer relationships and 10 years for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $23,654 to goodwill for the expected synergies from combining Cyberbond with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Engineering Adhesives operating segment. The Cyberbond acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

Advanced Adhesives

On April 29, 2016, we acquired Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited (together referred to as “Advanced Adhesives”), providers of industrial adhesives in Australia and New Zealand. The acquisition will help us to strengthen our industrial adhesives market position and leverage a broader technology portfolio in both Australia and New Zealand. The combined purchase price of $10,365 was funded through existing cash and was recorded in our Asia Pacific operating segment. We incurred acquisition related costs of approximately $646, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2016.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$5,704
Property, plant and equipment	594
Goodwill	102
Other intangibles
Customer relationships	7,575
Trademarks/trade names	146
Current liabilities	(2,671)
Other liabilities	(1,085)
Total purchase price	$10,365

The expected lives of the acquired intangible assets are 15 years for customer relationships and one year for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $102 to goodwill for the expected synergies from combining Advanced Adhesives with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Asia Pacific operating segment. The Advanced Adhesives acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

Continental Products Limited

On February 3, 2015 we acquired the equity of Continental Products Limited, a provider of industrial adhesives, based in Nairobi, Kenya. The acquisition supports our growth strategy for emerging markets and delivers specialty adhesive products to key customers in East and Central Africa. The purchase price of €1,459, or approximately $1,647, net of cash acquired of €329 or $371, was funded through existing cash and was recorded in our EIMEA operating segment. We incurred acquisition related costs of approximately $16, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2015.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$1,357
Property, plant and equipment	143
Goodwill	462
Other intangibles
Customer relationships	416
Noncompetition agreements	30
Other assets	7
Current liabilities	(591)
Other liabilities	(177)
Total purchase price	$1,647

The expected lives of the acquired intangible assets are 13 years for customer relationships and three years for noncompetition agreements.

Tonsan Adhesive, Inc.

On February 2, 2015, we acquired 95 percent of the equity of Tonsan Adhesive, Inc. (“Tonsan”), an independent engineering adhesives provider based in Beijing, China. Tonsan manufactures engineering adhesives across numerous industries including photovoltaic, electronics, automotive, heavy machinery and transportation. The acquisition strengthens our customer relationships in the high-value, fast growing engineering adhesives markets. The purchase price was 1.4 billion Chinese renminbi, or approximately $215,925, net of cash acquired of $7,754, which was financed with proceeds from our October 31, 2014 term loan, drawn in conjunction with the acquisition. The acquisition was recorded in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $373, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2015.

Concurrent with the acquisition, we entered into an agreement to acquire the remaining 5 percent of Tonsan’s equity beginning February 1, 2019 for 82 million Chinese renminbi or approximately $13,038. In addition, the agreement requires us to pay up to 418 million Chinese renminbi, or approximately $66,848, in contingent consideration based upon a formula related to Tonsan’s gross profit in fiscal 2018. The fair values of the agreement to purchase the remaining equity and the contingent consideration as of the date of acquisition were $11,773 and $7,714, respectively. See Note 13 for further discussion of the fair value of the contingent consideration.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed:

Amount
Current assets	$49,839
Property, plant and equipment	59,142
Goodwill	125,790
Other intangibles
Developed technology	18,600
Customer relationships	25,700
Trademarks/trade names	11,000
Current liabilities	(38,068)
Other liabilities	(24,305)
Redeemable non-controlling interests	(11,773)
Total purchase price	$215,925

The expected lives of the acquired intangible assets are seven years for developed technology, 11 years for customer relationships and 14 years for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $125,790 to goodwill for the expected synergies from combining Tonsan with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Engineering Adhesives operating segment. The Tonsan acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

ProSpec® Construction Products

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

The amount of goodwill deductible for tax purposes over a 15 year period is $7,443. The expected lives of the acquired intangible assets are nine years for customer relationships, six years for developed technology and 15 years for trademarks/trade names.

Divestitures

Central America Paints

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

Note 3: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described below. Starting in 2014 we no longer grant restricted stock shares.

Share-based Compensation Plans

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

Year 2016 Master Incentive Plan

This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; (e) dividend equivalents; and (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan.

2009 Directors’ Stock Incentive Plan

This plan permits granting of (a) shares for amounts non-employee directors defer under the Directors’ Deferred Compensation Plan and (b) discretionary grants of restricted stock, stock options, stock appreciation rights, performance awards and other stock awards.

Directors' Deferred Compensation Plan

This plan allows non-employee directors to defer all or a portion of their retainer and meeting fees in a number of investment choices, including units representing shares of our common stock. We provide a 10 percent match on deferred compensation invested in these units. These units are required to be paid out in our common stock.

Key Employee Deferred Compensation Plan

This plan allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units representing shares of company common stock. We provide a 10 percent match on deferred compensation invested in these units.

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2016, 2015 and 2014 were calculated using the following assumptions:

	2016			2015			2014
Expected life (in years)		4.75			4.62			4.75
Weighted-average expected volatility		28.95%			30.81%			33.83%
Expected volatility range	24.86%	-	29.23%	25.50%	-	31.67%	31.61%	-	37.06%
Risk-free interest rate		1.43%			1.27%			1.52%
Expected dividend yield		1.54%			1.12%			0.85%
Weighted-average fair value of grants		$7.75			$10.05			$13.82

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

Expense

We use the straight-line attribution method to recognize share-based compensation expense for option awards, restricted stock shares and restricted stock units with graded and cliff vesting. Incentive stock options and performance awards are based on certain performance-based metrics and the expense is adjusted quarterly, based on our projections of the achievement of those metrics. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The expense is recognized over the requisite service period, which for us is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

Total share-based compensation expense was $13,344, $14,156 and $13,376 for 2016, 2015 and 2014, respectively. All share-based compensation was recorded as SG&A expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid. For 2016, 2015 and 2014, there was $1,641, $1,433 and $3,357 of excess tax benefit recognized resulting from share-based compensation cost, respectively. Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $21,871 at December 3, 2016 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of December 3, 2016, $6,528 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized compensation costs related to unvested restricted stock shares was $66 which is expected to be recognized over a weighted-average period of 0.1 years and unvested restricted stock units was $8,085 which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Activity

The stock option activity for the years ended December 3, 2016, November 28, 2015 and November 29, 2014 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 30, 2013	2,429,961	$25.74
Granted	477,606	48.06
Exercised	(330,179)	20.75
Forfeited or cancelled	(42,915)	38.59
Outstanding at November 29, 2014	2,534,473	$30.39
Granted	759,167	40.69
Exercised	(275,035)	22.67
Forfeited or cancelled	(106,532)	42.42
Outstanding at November 28, 2015	2,912,073	$33.37

Granted	853,516	33.98
Exercised	(593,891)	24.38
Forfeited or cancelled	(185,217)	39.91
Outstanding at December 3, 2016	2,986,481	$34.92

The fair value of options granted during 2016, 2015 and 2014 was $6,615, $7,632 and $6,599, respectively. Total intrinsic value of options exercised during 2016, 2015 and 2014 was $11,675, $5,327 and $8,915, respectively. For options outstanding at December 3, 2016, the weighted-average remaining contractual life was 1.6 years and the aggregate intrinsic value was $35,223. For options exercisable at December 3, 2016, the weighted-average remaining contractual life was 5.4 years and the aggregate intrinsic value was $23,066. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 3, 2016, November 28, 2015 and November 29, 2014 were $11,269, $4,631 and $6,852, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2016, 2015 and 2014 was $3,506, $1,890 and $3,038, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended December 3, 2016, November 28, 2015 and November 29, 2014 is summarized below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 30, 2013	135,231	312,445	447,676	$33.76	1.2
Granted	126,536	-	126,536	48.84	1.2
Vested	(68,293)	(114,044)	(182,337)	48.16	-
Forfeited	(4,813)	(9,779)	(14,592)	37.80	1.1

Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0
Granted	144,100	-	144,100	40.92	1.2
Vested	(82,495)	(69,152)	(151,647)	37.47	-
Forfeited	(13,253)	(9,310)	(22,563)	40.66	0.8
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8

Granted	253,515	-	253,515	35.40	1.3
Vested	(104,828)	(73,028)	(177,856)	41.91	-
Forfeited	(32,956)	(179)	(33,135)	38.40	1.5
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0

Total fair value of restricted stock vested during 2016, 2015, and 2014 was $6,257, $6,192 and $8,782, respectively. The total fair value of nonvested restricted stock at December 3, 2016 was $14,947.

We repurchased 67,807, 54,454 and 67,593 restricted stock shares during 2016, 2015 and 2014, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2016, 2015 and 2014 was $2,080, $1,878 and $2,690, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended December 3, 2016, November 28, 2015 and November 29, 2014 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2013	312,680	61,288	373,968
Participant contributions	14,347	4,429	18,776
Company match contributions[1]	16,613	492	17,105
Payouts	(1,093)	(13,906)	(14,999)

Units outstanding November 29, 2014	342,547	52,303	394,850
Participant contributions	16,312	4,705	21,017
Company match contributions[1]	21,636	470	22,106
Payouts	(325)	(11,572)	(11,897)
Units outstanding November 28, 2015	380,170	45,906	426,076

Participant contributions	23,900	4,908	28,808
Company match contributions[1]	20,576	491	21,067
Payouts	(327)	(10,189)	(10,516)
Units outstanding December 3, 2016	424,319	41,116	465,435

1 The non-employee directors’ company match includes 18,186 and 20,005 deferred compensation units paid as discretionary awards to all non-employee directors in 2016 and 2015, respectively.

The fair value of non-employee directors’ company matches for 2016, 2015 and 2014 was $156, $122 and $130, respectively. The fair value of the non-employee directors’ discretionary award was $800 for 2016, $800 for 2015 and $720 for 2014. The fair value of employee company matches was $18 for 2016 and $17 for 2015 and $19 for 2014.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2016, 2015 and 2014 follow.

	2016	2015	2014
Foreign currency transaction losses, net	$(9,510)	$(3,549)	$(2,546)
Interest income	2,045	510	344
Gain (loss) on disposal of fixed assets	(796)	330	2,769
Other, net	712	244	149
Total other income (expense), net	$(7,549)	$(2,465)	$716

Research and development expenses (included in SG&A expenses)	$28,614	$26,170	$21,245

Balance Sheet Information

Additional details of balance sheet amounts as of December 3, 2016 and November 28, 2015 follow.

	2016	2015
Inventories
Raw materials	$116,200	$121,545
Finished goods	142,397	142,195
LIFO reserve	(11,198)	(15,236)
Total inventories	$247,399	$248,504

Other current assets
Other receivables	$24,253	$31,051
Prepaid income taxes	12,142	3,790
Prepaid taxes other than income taxes	18,011	18,464
Prepaid expenses	14,767	12,232
Assets held for sale	1,306	3,138
Total other current assets	$70,479	$68,675

Property, plant and equipment
Land	$65,771	$68,008
Buildings and improvements	317,636	315,659
Machinery and equipment	659,181	683,988
Construction in progress	50,553	44,332
Total, at cost	1,093,141	1,111,987
Accumulated depreciation	(577,866)	(599,127)
Net property, plant and equipment	$515,275	$512,860

Other assets
Investments and company owned life insurance	$8,178	$9,641
Equity method investments	45,732	39,533
Cost method investments	1,666	1,666
Long-term deferred income taxes	46,174	55,663
Prepaid pension costs	31	4,273
Prepaid postretirement other than pension	27,093	15,755
Other long-term assets	31,245	34,613
Total other assets	$160,119	$161,144

Other accrued expenses
Taxes other than income taxes	$14,127	$16,909
Interest	5,263	5,027
Product liability	1,648	2,765
Accrued expenses	29,901	32,654
Total other accrued expenses	$50,939	$57,355

Other liabilities
Asset retirement obligations	$2,264	$2,274
Long-term deferred income taxes	26,336	24,477
Long-term deferred compensation	5,469	5,675
Postretirement other than pension	2,968	2,902
Contingent consideration liabilities	4,720	10,854
Other long-term liabilities	20,417	23,090
Total other liabilities	$62,174	$69,272

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance at beginning of year	$11,893	$10,246	$8,538
Charged to expenses	2,455	4,703	3,998
Write-offs	(1,758)	(2,339)	(1,866)
Foreign currency translation effect	(280)	(717)	(424)
Balance at end of year	$12,310	$11,893	$10,246

Statement of Comprehensive Income (Loss) Information

The following tables provides details of total comprehensive income (loss):

	December 3, 2016
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$124,128	$254
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(33,827)	-	(33,827)	(28)
Reclassification to earnings:
Defined benefit pension plans adjustment²	576	(2,277)	(1,701)	-
Interest rate swap³	63	(22)	41	-
Cash-flow hedges³	68	(26)	42	-
Other comprehensive income (loss)	$(33,120)	$(2,325)	(35,445)	(28)
Comprehensive income (loss)			$88,683	$226

	November 28, 2015
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$86,680	$417
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(62,759)	-	(62,759)	(17)
Reclassification to earnings:
Defined benefit pension plans adjustment²	(24,279)	8,408	(15,871)	-
Interest rate swap³	56	(16)	40	-
Cash-flow hedges³	(2,168)	826	(1,342)	-
Other comprehensive income (loss)	$(89,150)	$9,218	(79,932)	(17)
Comprehensive income (loss)			$6,748	$400

	November 29, 2014
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$49,773	$378
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(38,673)	-	(38,673)	(14)
Reclassification to earnings:
Defined benefit pension plans adjustment²	(56,268)	19,394	(36,874)	-
Interest rate swap³	56	(15)	41	-
Cash-flow hedges³	158	(42)	116	-
Other comprehensive income (loss)	$(94,727)	$19,337	(75,390)	(14)
Comprehensive income (loss)			$(25,617)	$364

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

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Interest rate swap, net of taxes of ($17)	28	28	-
Cash-flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Total accumulated other comprehensive income (loss)	$(262,795)	$(262,729)	$(66)

	November 28, 2015
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(51,592)	$(51,554)	$(38)
Interest rate swap, net of taxes of $5	(13)	(13)	-
Cash-flow hedges, net of taxes of $811	(1,317)	(1,317)	-
Defined benefit pension plans adjustment, net of taxes of $93,012	(174,400)	(174,400)	-
Total accumulated other comprehensive income (loss)	$(227,322)	$(227,284)	$(38)

	November 29, 2014
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$11,184	$11,205	$(21)
Interest rate swap, net of taxes of $21	(53)	(53)	-
Cash-flow hedges, net of taxes of $15	25	25	-
Defined benefit pension plans adjustment, net of taxes of $84,604	(158,529)	(158,529)	-
Total accumulated other comprehensive income (loss)	$(147,373)	$(147,352)	$(21)

Note 5: Special Charges, net

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we have taken a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the Business Integration Project. During 2016, 2015 and 2014 we incurred special charges, net of $(168), $4,654 and $51,501, respectively, for costs related to the Business Integration Project.

The following table provides detail of special charges, net:

	Fiscal Years
	2016	2015	2014
Acquisition and transformation related costs	$257	$715	$7,946
Workforce reduction costs	-	(37)	3,233
Facility exit costs	(614)	3,664	32,050
Other related costs	189	312	8,272
Special charges, net	$(168)	$4,654	$51,501

Professional services of $257, $715 and $7,946 for 2016, 2015 and 2014, respectively, include costs related to organization consulting, investment advisory, financial advisory, legal and valuation services necessary to acquire and integrate the acquired industrial adhesives business into our existing operating segments.

During 2016, we incurred cash facility exit costs of $1,313, non-cash facility exit costs of $1,675 and other incremental transformation related costs of $189, including the cost of personnel directly working on the integration. Also included in facility exit costs for 2016 is a $3,602 gain on the sale of our production facility located in Wels, Austria. During 2015, we incurred workforce reduction costs of $37, cash facility exit costs of $2,190, non-cash facility exit costs of $1,474 and other incremental transformation related costs of $312, including the cost of personnel directly working on the integration. During 2014, we incurred workforce reduction costs of $3,233, cash facility exit costs of $25,187, non-cash facility exit costs of $6,863 and other incremental transformation related costs of $8,272, including the cost of personnel directly working on the integration.

Note 6: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of December 3, 2016 and November 28, 2015 consisted of the following:

	2016	2015
Americas Adhesives	$59,821	$59,705
EIMEA	98,876	100,638
Asia Pacific	17,481	17,330
Construction Products	21,901	22,668
Engineering Adhesives	168,169	153,863
Total	$366,248	$354,204

Additional details related to goodwill for 2016 and 2015 are as follows.

	2016	2015
Balance at beginning of year	$354,204	$255,972
Continental Products Limited acquisition	-	462
Tonsan Adhesive, Inc. acquisition	700	125,090
Advanced Adhesives acquisition	102	-
Cyberbond acquisition	23,654	-
Impairment	(777)	-
Foreign currency translation effect	(11,635)	(27,320)
Balance at end of year	$366,248	$354,204

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In the fourth quarter of 2016, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. Based on the analysis performed during the fourth quarter of 2016, it was determined that the goodwill allocated to the EIMEA Construction reporting unit was impaired. As a result, a goodwill impairment charge of $777 was recorded as of 2016. There were no indications of impairment for any of the remaining reporting units. See Note 1 for further information on our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 3, 2016
Original cost	$70,504	$251,329	$51,116	$372,949
Accumulated amortization	(21,448)	(116,411)	(30,198)	(168,057)
Net identifiable intangibles	$49,056	$134,918	$20,918	$204,892
Weighted-average useful lives (in years)	10	17	12	15

As of November 28, 2015
Original cost	$69,792	$234,995	$49,563	$354,350
Accumulated amortization	(17,613)	(99,405)	(24,801)	(141,819)
Net identifiable intangibles	$52,179	$135,590	$24,762	$212,531
Weighted-average useful lives (in years)	10	17	13	15

Amortization expense with respect to amortizable intangible assets was $28,495, $26,984 and $23,240 in 2016, 2015 and 2014, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2017	2018	2019	2020	2021	Thereafter
Amortization Expense	$27,923	$27,490	$25,861	$22,885	$21,297	$79,436

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets as of December 3, 2016 and November 28, 2015 were $467 and $462, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2016 compared to 2015 was due to changes in currency exchange rates.

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable: Notes payable were $37,334 and $30,757 at December 3, 2016 and November 28, 2015, respectively. This amount mainly represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 13.7 percent, 8.1 percent and 11.3 percent in 2016, 2015 and 2014, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 3, 2016.

Long-Term Debt

	Weighted-Average
	Interest Rate at	Fiscal Year
Long-Term Debt	December 3, 2016	Maturity Date	2016	2015
Revolving credit line	1.73%	2019	$-	$-
Term Loan	1.86%	2019	266,250	288,750
Senior Notes, Series A1	2.88%	2017	17,014	17,419
Senior Notes, Series B2	2.76%	2017	33,164	33,982
Senior Notes, Series C3	3.80%	2020	36,428	36,955
Senior Notes, Series D4	5.61%	2020	65,000	65,000
Senior Notes, Series E5	4.12%	2022	250,000	250,000
Non-U.S. Notes[6]	3.36%	2024	467	-
Total debt			$668,323	$692,106

Less: current maturities			(80,178)	(22,500)
Total long-term debt, excluding current maturities			$588,145	$669,606

1 Senior Notes, Series A, due and repaid on December 16, 2016, $17,000 5.13 percent fixed, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.59 percent

2 Senior Notes, Series B, due February 24, 2017, $33,000 5.13 percent fixed, swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.47 percent

3 Senior Notes, Series C, due December 16, 2019, $35,000 5.61 percent fixed, $25,000 swapped to a variable rate of 6-month LIBOR (in arrears) plus 1.78 percent

4 Senior Notes, Series D, due February 24, 2020, $65,000 5.61 percent fixed

5 Senior Notes, Series E, due March 5, 2022, $250,000 4.12 percent fixed

6 Non-U.S. Notes, due in 2024 and 2025, $467 3.36 percent fixed blended rate

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

On October 31, 2014, we entered into a credit agreement with a consortium of financial institutions under which we established a $300,000 multi-currency revolving credit facility and a $300,000 term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. At December 3, 2016 there were no borrowings on the revolving credit facility. At December 3, 2016 a balance of $266,250 was drawn on the term loan. Interest on the revolving credit facility is payable at the LIBOR plus 1.075 percent. A facility fee of 0.175 percent is payable quarterly. The interest rate on the term loan is payable at the LIBOR rate plus 1.25 percent. The interest rates and the facility fee are based on a rating grid. The credit agreement replaced the previous revolving credit facilities entered into on March 5, 2012. The October 31, 2014 credit agreement expires on October 31, 2019.

On October 31, 2014 we amended various provisions of the Note Purchase Agreements Series A through E, including the covenant definition of Consolidated EBITDA. As part of these amendments, the interest rate on the debt may increase based on changes to the rating of our senior, unsecured long-term debt.

Long-term debt had an estimated fair value of $693,283 and $716,213 as of December 3, 2016 and November 28, 2015, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of December 3, 2016, lines of credit were as follows:

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

The most restrictive debt covenants place limitations on secured and unsecured borrowings, operating leases, and contain minimum interest coverage and maximum debt to trailing twelve months EBITDA requirements. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. At December 3, 2016 all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$80,234	$37,556	$198,806	$101,484	$56	$250,187

Note 8: Income Taxes

Income from continuing operations before income taxes and income from equity method investments	2016	2015	2014
United States	$76,199	$97,094	$55,567
Non-U.S.	91,226	41,251	23,745
Total	$167,425	$138,345	$79,312

Components of the provision for income tax expense (benefit)	2016	2015	2014
Current:
U.S. federal	$14,515	$24,180	$8,771
State	2,789	2,955	1,290
Non-U.S.	27,788	22,075	20,133
	45,092	49,210	30,194
Deferred:
U.S. federal	6,444	8,096	8,106
State	1,102	1,269	1,069
Non-U.S.	(2,202)	(2,720)	(5,021)
	5,344	6,645	4,154
Total	$50,436	$55,855	$34,348

Reconciliation of effective income tax	2016	2015	2014
Statutory U.S. federal income tax rate	$58,599	$48,421	$27,759
State income taxes, net of federal benefit	2,135	3,281	1,534
Foreign dividend repatriation	519	388	760
Foreign operations	(3,386)	1,547	(8,287)
Impact of option valuation	(1,879)	1,211	-
Interest income not taxable in the U.S.	(525)	(1,243)	(1,649)
Change in valuation allowance	(2,219)	480	3,317
Tax impact of special charges, net	173	1,678	11,773
Research & Development tax credit	(2,291)	(71)	(16)
Section 199 Manufacturing Deduction	(1,658)	(2,036)	(757)
Other	968	2,199	(86)
Total	$50,436	$55,855	$34,348

Deferred income tax balances at each year-end related to:	2016	2015
Deferred Tax Assets:
Employee benefit costs	$46,249	$50,679
Foreign tax credit carryforward	11,593	11,621
Tax loss carryforwards	19,902	21,090
Other	20,612	24,373
Gross Deferred Tax Assets	98,356	107,763
Less: Valuation Allowance	(11,929)	(14,393)
Total Net Deferred Tax Assets	86,427	93,370
Deferred Tax Liability:
Depreciation and amortization	(66,589)	(61,992)
Total Deferred Tax Liability	(66,589)	(61,992)
Net Deferred Tax Assets	$19,838	$31,378

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment recorded in accumulated other comprehensive income (loss).

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2018, but we have elected to adopt this guidance prospectively as of November 28, 2015.  As a result we have classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 3, 2016.

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The decrease in the valuation allowance of $2,464 during 2016 is due primarily to the release of the valuation allowance of H.B. Fuller (Nanjing) Chemical Co., Ltd. and of H.B. Fuller India Adhesives Private Limited.

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

U.S. income taxes have not been provided on approximately $434,430 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $99,021 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $53,938 can be carried forward indefinitely, while the remaining $45,083 of tax losses must be utilized during 2016 to 2025.

The U.S. has a foreign tax credit carryforward of $11,593 which will expire in 2022 and 2023. Projected foreign source income in future years is sufficient to utilize these credits in the carryforward period.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended December 3, 2016 and November 28, 2015.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2016	2015
Balance at beginning of year	$4,870	$4,787
Tax positions related to the current year:
Additions	774	877

Tax positions related to prior years:
Additions	209	439
Reductions	(377)	(557)
Settlements	(131)	-
Lapses in applicable statutes of limitation	(1,180)	(676)
Balance at end of year	$4,165	$4,870

Included in the balance of unrecognized tax benefits as of December 3, 2016, are potential benefits of $3,735 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 3, 2016, we recognized a net benefit for interest and penalties of $87 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $676 as of December 3, 2016. For the year ended November 28, 2015, we recognized a net benefit for interest and penalties of $179 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $631 as of November 28, 2015.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2011 or Swiss income tax examination for years prior to 2009. During 2015, the U.S. tax authorities opened an audit for the years ended December 1, 2012 and November 30, 2013. During the first quarter of 2015, the Swiss tax authorities opened an audit for the years ended December 3, 2011 and December 1, 2012. The Swiss audit was closed in the second quarter of 2015 with no assessment. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in several states and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

Note 9: Stockholders' Equity

Preferred Stock: The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock: There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 50,141,343 and 50,074,310 shares issued and outstanding at December 3, 2016 and November 28, 2015, respectively.

On September 30, 2010, the Board of Directors authorized a share repurchase program of up to $100,000 of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. During 2016, we repurchased 500,000 shares for $20,861, during 2015, we repurchased 500,000 shares for $17,066 and during 2014, we repurchased 250,000 shares for $12,254 under this program. Up to $24,036 of our outstanding common shares may still be repurchased under the share repurchase program.

Common Shares Outstanding	2016	2015	2014
Beginning balance	50,074,310	50,310,803	50,228,543
Stock options exercised	593,891	275,035	330,179
Shares swapped for stock option exercises	(71,659)	(39,883)	-
Deferred compensation paid	7,235	8,852	9,957
Restricted units vested	105,552	83,494	69,624
Shares withheld for taxes	(67,807)	(54,454)	(67,593)
Restricted shares forfeited	(179)	(9,537)	(9,907)
Shares repurchased under repurchase program	(500,000)	(500,000)	(250,000)
Ending balance	50,141,343	50,074,310	50,310,803

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2016 was $10,417 which included the cost of the 4 percent company match of $4,897 and the additional 3 percent contribution of $5,520. The total contributions to the 401(k) plan were $9,375 and $9,414 in 2015 and 2014, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $6,597 and $6,062 in 2016 and 2015, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. Pension Plan (the Plan). The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2015, we amended the plan to add a program for eligible employees to take a lump sum distribution. A total of $8,399 and $15,493 was paid during 2016 and 2015 as lump sum distributions under this program, respectively. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 3, 2016 and November 28, 2015:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation
Benefit obligation at beginning of year	$376,098	$408,595	$201,172	$220,216	$49,923	$54,370
Service cost	110	107	2,016	1,924	342	449
Interest cost	15,360	16,322	5,465	5,986	1,956	2,042
Participant contributions	-	-	-	-	282	328
Actuarial (gain)/loss[1]	(2,253)	(15,317)	15,254	3,780	(6,450)	(3,988)
Other	-	-	19	-	-	-
Settlement payments	(8,399)	(15,493)	(511)	-	-	-
Benefits paid	(18,703)	(18,116)	(7,382)	(7,726)	(3,332)	(3,278)
Foreign currency translation effect	-	-	(13,857)	(23,008)	-	-
Benefit obligation at end of year	362,213	376,098	202,176	201,172	42,721	49,923

Change in plan assets
Fair value of plan assets at beginning of year	336,461	384,335	172,241	188,210	62,585	63,076
Actual return on plan assets	20,610	(15,799)	10,516	7,408	4,388	1,249
Employer contributions	1,536	1,534	2,319	1,901	2,717	1,210
Participant contributions	-	-	-	-	282	328
Settlement payments	(8,399)	(15,493)	-	-	-	-
Other	-	-	98	-	-	-
Benefits paid[2]	(18,703)	(18,116)	(7,382)	(7,726)	(3,332)	(3,278)
Foreign currency translation effect	-	-	(14,470)	(17,552)	-	-
Fair value of plan assets at end of year	331,505	336,461	163,323	172,241	66,640	62,585
Plan assets (less than) in excess of benefit obligation as of year end	$(30,708)	$(39,637)	$(38,853)	$(28,931)	$23,919	$12,662

1 Actuarial loss in 2016 for the Non-U.S. Plans includes a $16,330 loss due to assumption changes net of a ($1,076) gain due to plan experience. Actuarial gain in 2015 for the U.S. Plans includes $11,455 due to assumption changes and $3,862 due to plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

For the U.S. Pension Plan, we adopted the new RP-2014 mortality tables projected generationally using scale MP-2016.

Amounts in accumulated other comprehensive income (loss) that have not been	Pension Benefits				Other Postretirement
recognized as components of net	U.S. Plans		Non-U.S. Plans		Benefits
periodic benefit cost	2016	2015	2016	2015	2016	2015
Unrecognized actuarial loss	$157,185	$160,544	$82,874	$75,157	$13,653	$21,189
Unrecognized prior service cost (benefit)	61	90	(7)	(11)	-	(41)
Ending balance	$157,246	$160,634	$82,867	$75,146	$13,653	$21,148

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Statement of financial position as of fiscal year-end
Non-current assets	$-	$-	$-	$4,282	$27,093	$15,755
Accrued benefit cost
Current liabilities	(1,489)	(1,490)	(1,162)	(1,100)	(206)	(191)
Non-current liabilities	(29,219)	(38,147)	(37,691)	(32,113)	(2,968)	(2,902)
Ending balance	$(30,708)	$(39,637)	$(38,853)	$(28,931)	$23,919	$12,662

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $392,400 at December 3, 2016 and $407,011 at November 28, 2015. The accumulated benefit obligation of the non-U.S. pension plans was $201,151 at December 3, 2016 and $193,565 at November 28, 2015.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 3, 2016 and November 28, 2015:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Accumulated benefit obligation	$352,853	$355,988	$201,151	$99,010
Fair value of plan assets	331,505	336,461	163,323	73,389

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 3, 2016 and November 28, 2015:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Projected benefit obligation	$362,213	$376,098	$202,176	$113,633
Fair value of plan assets	331,505	336,461	163,323	80,421

Information about the expected cash flows follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2017	$-	$466	$2,000
Expected benefit payments
2017	$19,206	$6,987	$3,219
2018	19,579	7,138	3,214
2019	19,926	7,487	3,214
2020	20,342	7,330	3,193
2021	20,781	7,734	3,171
2022-2026	107,660	40,290	15,046

Components of net periodic benefit cost and other supplemental information for the years ended December 3, 2016, November 28, 2015 and November 29, 2014 follow:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$110	$107	$93	$2,016	$1,924	$1,699	$342	$449	$434
Interest cost	15,360	16,322	16,086	5,465	5,986	7,626	1,956	2,042	2,143
Expected return on assets	(24,776)	(25,682)	(23,865)	(9,919)	(10,422)	(10,749)	(5,470)	(5,510)	(4,742)
Amortization:
Prior service cost	29	29	29	(3)	(4)	(4)	(41)	(2,505)	(3,771)
Actuarial loss (gain)	5,271	5,628	4,575	3,106	3,173	3,056	2,169	2,431	2,709
Curtailment loss (gain)	-	-	-	19	-	-	-	-	-
Settlement charge (credit)	-	-	-	135	-	246	-	-	-
Net periodic benefit (benefit) cost	$(4,006)	$(3,596)	$(3,082)	$819	$657	$1,874	$(1,044)	$(3,093)	$(3,227)

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of December 3, 2016
Amortization of prior service cost (benefit)	$29	$(3)	$-
Amortization of net actuarial (gain) loss	5,229	3,537	1,010
	$5,258	$3,534	$1,010

Weighted-average	Pension Benefits						Other
assumptions used to	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
determine benefit obligations	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.08%	4.28%	4.08%	2.31%	2.82%	2.90%	3.85%	4.02%	3.84%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.47%	1.58%	1.67%	N/A	N/A	N/A

Weighted-average assumptions used to
determine net costs for years ended	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.28%	4.08%	4.74%	2.83%	2.95%	3.77%	4.02%	3.84%	4.33%
Expected return on plan assets	7.75%	7.75%	7.75%	6.20%	6.22%	6.17%	8.75%	8.75%	8.75%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.58%	1.58%	1.67%	N/A	N/A	N/A

1 Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2016, 2015 and 2014 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.10 percent at December 3, 2016, compared to 4.30 percent at November 28, 2015 and 4.10 percent at November 29, 2014. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 3, 2016 would increase pension and other postretirement plan expense approximately $213 (pre-tax) in fiscal 2017. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2016, 2015 and 2014.  Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2016 the expected long-term rate of return on the target equities allocation was 8.75 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $1,991 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.20 percent in 2016 compared to 6.22 percent in 2015 and 6.17 percent in 2014. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany, respectively. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2016	2015	2014
Health care cost trend rate assumed for next year	6.75%	7.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2023	2024	2018

Sensitivity Information: A one-percentage point change in the health care cost trend rate would have the following effects on the December 3, 2016 service and interest cost and the accumulated postretirement benefit obligation at December 3, 2016:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components – annual	$1	$(88)
Effect on accumulated postretirement benefit obligation	$2,132	$(1,899)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2016 and 2015 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2016	2016	2015	2016	2016	2015	2016	2016	2015
Equities	60.0%	62.4%	57.7%	49.0%	49.8%	50.3%	0.0%	0.0%	0.0%
Fixed income	40.0%	38.4%	38.8%	51.0%	49.6%	49.1%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.1%	99.5%
Cash	0.0%	-0.8%	3.5%	0.0%	0.6%	0.6%	0.0%	0.9%	0.5%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2016 and 2015. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2016 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2017.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2016 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2017.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2016 and 2015. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	December 3, 2016
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$127,275	$79,669	$-	$206,944
Fixed income	41,513	85,363	320	127,196
Cash	(2,635)	-	-	(2,635)
Total	$166,153	$165,032	$320	$331,505

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,165	$1,165	$-	$31,330
Fixed income	41,490	6,013	569	48,072
Cash	996	-	-	996
Total categorized in the fair value hierarchy	72,651	7,178	569	80,398
Other investments measured at NAV [1]				82,925
Total	$72,651	$7,178	$569	$163,323

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$66,064	$66,064
Cash	576	-	-	576
Total	$576	$-	$66,064	$66,640

	November 28, 2015
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$123,816	$70,325	$-	$194,141
Fixed income	29,948	100,086	352	130,386
Cash	11,934	-	-	11,934
Total	$165,698	$170,411	$352	$336,461

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$31,253	$1,134	$-	$32,387
Fixed income	41,572	5,899	530	48,001
Cash	861	-	-	861
Total categorized in the fair value hierarchy	73,686	7,033	530	81,249
Other investments measured at NAV [1]				90,992
Total	$73,686	$7,033	$530	$172,241

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$62,299	$62,299
Cash	286	-	-	286
Total	$286	$-	$62,299	$62,585

1 In accordance with ASC Topic 820-10, Fair Value Measurement, certain investments that are measured at NAV (Net Asset Value per share) (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts represented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The definitions of fair values of our pension and other postretirement benefit plan assets at December 3, 2016 and November 28, 2015 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended December 3, 2016 and November 28, 2015:

	Fixed Income
U.S. Pension Plans	2016	2015
Level 3 balance at beginning of year	$352	$407
Purchases, sales, issuances and settlements, net	(32)	(55)
Level 3 balance at end of year	$320	$352

	Fixed Income		Real Estate
Non-U.S. Pension Plans	2016	2015	2016	2015
Level 3 balance at beginning of year	$530	$582	$-	$2,160
Net transfers into / (out of) level 3	21	28	-	(12)
Purchases, sales, issuances and settlements, net	-	-	-	(2,388)
Net gains	16	9	-	282
Currency change effect	2	(89)	-	(42)
Level 3 balance at end of year	$569	$530	$-	$-

	Insurance
Other Postretirement Benefits	2016	2015
Level 3 balance at beginning of year	$62,299	$61,980
Net transfers into / (out of) level 3	(435)	(701)
Purchases, sales, issuances and settlements, net	(482)	(462)
Net gains	4,682	1,482
Level 3 balance at end of year	$66,064	$62,299

Note 11: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies.

The company uses foreign currency forward contracts, cross-currency swaps, and interest rate swaps to manage risks associated with foreign currency exchange rates and interest rates. The company does not hold derivative financial instruments of a speculative nature or for trading purposes. The company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

The company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The company selects investment-grade multinational banks and financial institutions as counterparties for derivative transactions and monitors the credit quality of each of these banks on a periodic basis as warranted. The company does not anticipate nonperformance by any of these counterparties, and valuation allowances, if any, are de minimis.

Cash Flow Hedges

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into US dollars. The first swap matures in 2017, the second swap matures in 2018 and the third swap matures in 2019. As of December 3, 2016, the combined fair value of the swaps was an asset of $4,654 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of December 3, 2016 resulted in additional pre-tax gain of $28 year-to-date as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,275 as of December 3, 2016. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of December 3, 2016 that is expected to be reclassified into earnings within the next twelve months is $786. As of December 3, 2016, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of December 3, 2016:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$1,905
Receive USD		3.9145%

Pay EUR	2018	3.45%	44,912	1,560
Receive USD		4.5374%

Pay EUR	2019	3.80%	44,912	1,189
Receive USD		5.0530%
Total			$134,736	$4,654

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

As of December 3, 2016, we had forward foreign currency contracts maturing between December 6, 2016 and April 13, 2018. The mark-to-market effect associated with these contracts, on a net basis, at each year end was a gain of $4,772, $10,442 and $574 in 2016, 2015 and 2014, respectively. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Fair Value Hedges

We have interest rate swap agreements to convert $75,000 of our senior notes to variable interest rates. See Note 7 for additional information. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $1,606 at December 3, 2016 and $3,356 at November 28, 2015 and were included in long-term debt and current maturities of long-term debt in the Consolidated Balance Sheets. The combined fair value of the swaps in total was an asset of $1,579 at December 3, 2016 and $3,395 at November 28, 2015 and were included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges.

The changes in the fair value of the swap and the fair value of the Senior Notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The calculation as of December 3, 2016, resulted in additional year-to-date pre-tax loss of $66 as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged. The calculations as of November 28, 2015 and November 29, 2014 resulted in an additional year-to-date pre-tax gain of $48 and $126, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 3, 2016, there were no significant concentrations of credit risk.

Derivatives Not Designated As Hedging Instruments

The company uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries that are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Foreign currency forward contracts are recorded as assets and liabilities on the balance sheet at fair value. Changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

Note 12: Commitments and Contingencies

Leases

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at December 3, 2016 are:

Fiscal Year	2017	2018	2019	2020	2021	Remainder	Total Minimum Lease Payments
Operating Leases	$7,933	$5,469	$3,485	$1,848	$1,211	$234	$20,180

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $12,884, $12,684 and $14,481 in 2016, 2015 and 2014, respectively.

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 3,	November 28,	November 29,
	2016	2015	2014
Lawsuits and claims settled	14	10	9
Settlement amounts	$1,360	$858	$843
Insurance payments received or expected to be received	$884	$682	$687

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 3, 2016 and November 28, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	December 3,
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,020	$1,020	$-	$-
Foreign exchange contract assets	11,697	-	11,697	-
Interest rate swaps	1,579	-	1,579	-
Cash-flow hedges	4,654	-	4,654	-

Liabilities:
Foreign exchange contract liabilities	$6,925	$-	$6,925	$-
Contingent consideration liability	4,720	-	-	4,720

		Fair Value Measurements Using:
	November 28,
Description	2015	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,698	$1,698	$-	$-
Foreign exchange contract assets	15,185	-	15,185	-
Interest rate swaps	3,395	-	3,395	-
Cash-flow hedges	5,384	-	5,384	-

Liabilities:
Foreign exchange contract liabilities	$4,744	$-	$4,744	$-
Contingent consideration liability	10,854	-	-	10,854

See Note 7 for discussion regarding the fair value of debt.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration related to the acquisition of Tonsan Adhesive, Inc. as of December 3, 2016 resulted in a fair value $6,032 adjustment recorded to selling, general and administrative in the Statement of Income as of December 3, 2016.

Contingent consideration liability	2016	2015
Level 3 balance at beginning of year	$10,854	$196
Initial valuation of Tonsan contingent consideration	-	7,714
Mark to market adjustment	(6,032)	3,145
Foreign currency translation adjustment	(102)	(201)
Level 3 balance at end of year	$4,720	$10,854

Balances Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets include tangible and intangible assets acquired and liabilities assumed in an acquisition, and cost basis investments that are written down to fair value when they are determined to be impaired.

Property, plant and equipment related to acquisitions – Property, plant and equipment acquired in connection with our acquisitions during 2016 and 2015 were measured using unobservable (Level 3) inputs, using the cost approach.  The cost approach computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence.

Intangible assets related to acquisitions – The identified intangible assets acquired in connection with our acquisitions during 2016 and 2015 were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

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

Reportable operating segment financial information for all periods presented is as follows:

	2016	2015	2014
Net revenue
Americas Adhesives	$806,062	$830,811	$877,633
EIMEA	545,135	549,568	652,032
Asia Pacific	241,827	230,671	234,185
Construction Products	256,346	272,692	237,234
Engineering Adhesives	245,235	199,919	103,370
Total	$2,094,605	$2,083,660	$2,104,454

Inter-segment sales
Americas Adhesives	$16,064	$20,891	$23,569
EIMEA	19,165	16,189	19,089
Asia Pacific	4,716	10,873	14,402

Segment operating income
Americas Adhesives	$125,979	$127,780	$105,787
EIMEA	40,121	15,116	33,200
Asia Pacific	15,410	12,953	8,348
Construction Products	3,265	13,766	2,801
Engineering Adhesives	17,390	870	(295)
Total	$202,165	$170,485	$149,841

Depreciation and amortization
Americas Adhesives	$18,979	$19,892	$19,892
EIMEA	21,441	19,965	20,546
Asia Pacific	7,484	6,930	6,373
Construction Products	14,977	15,321	14,192
Engineering Adhesives	14,804	12,782	4,521
Total	$77,685	$74,890	$65,524

Total assets[1]
Americas Adhesives	$414,098	$436,526
EIMEA	506,336	628,780
Asia Pacific	237,920	213,026
Construction Products	215,537	218,898
Engineering Adhesives	408,877	387,206
Corporate	275,486	157,816
Total	$2,058,254	$2,042,252

Capital expenditures
Americas Adhesives	$10,230	$9,366
EIMEA	14,317	16,864
Asia Pacific	12,694	10,927
Construction Products	15,059	13,925
Engineering Adhesives	3,447	2,820
Corporate	7,563	4,722
Total	$63,310	$58,624

1Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments

	2016	2015	2014

Segment operating income	$202,165	$170,485	$149,841
Special charges, net	168	(4,654)	(51,501)
Other income (expense), net	(7,549)	(2,465)	716
Interest expense	(27,359)	(25,021)	(19,744)
Income from continuing operations before income taxes and income from equity method investments	$167,425	$138,345	$79,312

Financial information about geographic areas

	Net Revenue
	2016	2015	2014
United States	$869,919	$891,436	$878,058
China	257,779	226,335
Countries with more than 10 percent of total	1,127,698	1,117,771
All other countries with less than 10 percent of total	966,907	965,889	1,226,396
Total	$2,094,605	$2,083,660	$2,104,454

	Property, Plant and Equipment, net
	2016	2015	2014
United States	$202,944	$193,819	$205,412
Germany	99,229	101,013	116,301
China	83,548	94,763	40,748
All other countries with less than 10 percent of total	129,554	123,265	140,173
Total	$515,275	$512,860	$502,634

Note 15: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (“HBF Kimya”) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller have an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option makes the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. The non-controlling shareholder is entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. The option is subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, is estimated to be €3,500.

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

The 2015 acquisition of 95 percent of the equity of Tonsan Adhesives, Inc. and the concurrent agreement to acquire the remaining 5 percent in the future, resulted in the assumption of a non-controlling interest for the remaining equity. Based on requirements to redeem this non-controlling interest beginning February 1, 2019, the non-controlling interest was immediately recognized as a liability and reclassified to other liabilities. The fair value of the non-controlling interest as of the date of acquisition was $11,773.

As of December 3, 2016 and November 28, 2015 the redeemable non-controlling interests were:

	2016	2015
Balance at beginning of year	$4,199	$4,654
Non-controlling interest assumed	-	11,773
Recognition of non-controlling interest redemption liability	-	(11,773)
Net income attributed to redeemable non-controlling interest	239	320
Foreign currency translation adjustment	(161)	(775)
Balance at end of year	$4,277	$4,199

Note 16: Quarterly Data (unaudited)

	2016
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$474,326	$532,514	$512,858	$574,907

Gross profit	137,605	158,256	146,121	167,821
Selling, general and administrative expenses [1]	(99,767)	(103,684)	(97,692)	(106,495)
Special charges, net	(413)	(370)	2,807	(1,856)
Income from continuing operations	$18,967	$33,390	$32,798	$39,227
Basic Income per share	$0.38	$0.66	$0.65	$0.78
Diluted Income per share	$0.37	$0.65	$0.64	$0.76

Weighted-average common shares outstanding
Basic	49,958	50,145	50,261	50,180
Diluted	50,995	51,253	51,453	51,378

	2015
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$470,661	$540,762	$524,133	$548,104

Gross profit	116,206	148,937	146,840	156,060
Selling, general and administrative expenses	(94,833)	(100,582)	(98,297)	(103,846)
Special charges, net	(2,361)	(934)	(1,297)	(62)
Income from continuing operations	$9,795	$26,616	$26,886	$25,100
Basic Income per share	$0.19	$0.53	$0.53	$0.50
Diluted Income per share	$0.19	$0.51	$0.52	$0.49

Weighted-average common shares outstanding
Basic	50,188	50,345	50,421	50,143
Diluted	51,379	51,471	51,530	51,194

1 Includes a $5,231 gain relating to a mark to market adjustment on our contingent consideration liability in the fourth quarter of 2016.

Note 17: Subsequent Event

Acquisition

On January 27, 2017, we completed the acquisition of substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, LLC for approximately $122,000 which was funded by borrowing on our existing revolving credit facility. H.E. Wisdom & Sons, Inc., headquartered in Elgin, Illinois, is a provider of industrial adhesives. The acquisition will be included in our Americas Adhesives operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Disclosure Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on its evaluation, our management concluded that, as of December 3, 2016, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, the financial position of the Company at December 3, 2016 and November 28, 2015 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 3, 2016 in conformity with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 3, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). As discussed in Note 2, Acquisitions and Divestitures, of the Notes to the Consolidated Financial Statements in Item 8 of the Form 10-K, we acquired Cyberbond, L.L.C., in June 2016 and Advanced Adhesives in April 2016. We have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 3, 2016, Cyberbond, L.L.C. and Advanced Adhesives’s internal control over financial reporting associated with 3% of the total assets and 1% of total revenue included in our consolidated financial statements as of and for the fiscal year ended December 3, 2016.

Based on its assessment, management concluded that, as of December 3, 2016, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 3, 2016, which is included elsewhere in this Form 10-K.

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 3, 2016, we have remediated the previously reported material weakness in our internal control over financial reporting related to the inadequate design and operation of internal controls over the accounting for the acquisition of Tonsan Adhesive, Inc., specifically the review of the completeness and accuracy of key assumptions and financial data used to measure the fair value of the acquired assets and liabilities, the review of the measurement of contingent consideration, the involvement of specialists and the documentation of internal control procedures. The remediation was accomplished by improving our policies and procedures relating to the recognition and measurement of business acquisitions and designing more effective controls by a) supplementing our resources, b) enhancing the design and documentation of management review controls, and c) improving the documentation of internal control procedures.

We have completed the documentation, implementation and testing of the remediation actions described above and, as of December 3, 2016, have concluded that the steps taken have remediated the material weakness.

Changes in Internal Control over Financial Reporting

Other than the completed remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings Proposal 1 - Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, and Corporate Governance - Audit Committee contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2017 (the 2017 Proxy Statement) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading Executive Officers of the Registrant is incorporated herein by reference.

Since the date of our 2016 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings Executive Compensation, and Director Compensation contained in the 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2017 Proxy Statement is incorporated herein by reference.

 Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,376,178[1]	$35.32[2]	3,228,266[3]
Equity compensation plans not approved by security holders	NONE	---	NONE
Total	3,376,178	$35.32	3,228,266

1	Consists of 2,986,481 outstanding stock options, 352,744 restricted stock units and 36,933 restricted stock shares.

2	The weighted average exercise price does not include outstanding restricted stock units or deferred units convertible to common stock under the company’s deferred compensation plans.

3	Number of securities remaining available for future issuance under the H.B. Fuller Company 2016 Master Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings Certain Relationships and Related Transactions and Corporate Governance - Director Independence contained in the 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading Fees Paid to Independent Registered Public Accounting Firm contained in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this report:

1.     Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 3, 2016, November 28, 2015 and November 29, 2014.

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 3, 2016, November 28, 2015 and November 29, 2014.

Consolidated Balance Sheets as of December 3, 2016 and November 28, 2015.

Consolidated Statements of Total Equity for the fiscal years ended December 3, 2016, November 28, 2015 and November 29, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended December 3, 2016, November 28, 2015 and November 29, 2014.

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

Exhibit 2.1 to the Current Report on Form 8-K dated June 24, 2014.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006 and Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended

Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009, and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.3 to the Current Report on Form 8-K dated October 31, 2014.

4.3	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

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

*10.6	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.7	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.8	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.9	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.13	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

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

Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.21	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.23	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

*10.24	Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated January 19, 2016.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.26	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.27	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.28	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.30	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.31	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.32	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

*10.35	H.B. Fuller Management Short-Term Incentive – Executive Officers for fiscal year 2015 only	Exhibit 10.1 to the Current Report on Form 8-K dated July 9, 2015.

*10.36	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2016.

*10.37	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (as revised on October 12, 2016)	Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2016.

*10.38	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 19, 2016.

*10.39	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.40	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.41	H.B. Fuller Company Bonus Multiplier Program	Exhibit 10.1 to the Current Report on Form 8-K dated January 22, 2015.

*10.42	Employment Agreement between H.B. Fuller U.K. Limited and Steven Kenny fully executed on February 19, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated February 19, 2016.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

32.1	302 Certification – John J. Corkrean

32.1	906 Certification – James J. Owens

32.2	906 Certification - John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 3, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

/s/ JAMES J. OWENS
JAMES J. OWENS President and Chief Executive Officer

Dated: January 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)

/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
John J. Corkrean	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
LEE R. MITAU

*	Director
THOMAS W. HANDLEY

*	Director
MARIA TERESA HILADO

*	Director
J. MICHAEL LOSH

*	Director
DANTE C. PARRINI

*	Director
ANN W.H. SIMONDS

*	Director
JOHN C. VAN RODEN, JR.

*	Director
R. WILLIAM VAN SANT.

* by /s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 31, 2017

Exhibit Index

	Item	Incorporation by Reference

2.1

Equity Purchase Agreement, dated as of June 24, 2014, by and among H.B. Fuller Singapore, Pte, Ltd., ZHAI Haichao, individually and as Sellers’ Representative, WANG Bing, LIN Xinsong, LI Yimbai and Beijing Gongchuang Mingtian Investment Advisory Co.

Exhibit 2.1 to the Current Report on Form 8-K dated June 24, 2014.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006 and Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended

Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009, and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.3 to the Current Report on Form 8-K dated October 31, 2014.

4.3	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

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

*10.6	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008.

*10.7	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.8	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.9	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.10	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.11	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.13	Form of Restricted Stock Award Agreement under the H.B. Fuller Company 2009 Director Stock Incentive Plan for awards made to our non-employee directors on or after September 25, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2012

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.15	Form of Restricted Stock Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2013.

*10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2013.

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

Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2013.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.21	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.22	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.23	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

*10.24	Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated January 19, 2016.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.26	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.27	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.28	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.30	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.31	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.32	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2012 and thereafter	Exhibit 10.5 to the Current Report on Form 8-K dated September 29, 2011.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for fiscal year 2014 and thereafter	Exhibit 10.1 to the Current Report on Form 8-K dated January 23, 2014.

*10.35	H.B. Fuller Management Short-Term Incentive – Executive Officers for fiscal year 2015 only	Exhibit 10.1 to the Current Report on Form 8-K dated July 9, 2015.

*10.36	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2016.

*10.37	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (as revised on October 12, 2016)	Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2016.

*10.38	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 19, 2016.

*10.39	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.40	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.41	H.B. Fuller Company Bonus Multiplier Program	Exhibit 10.1 to the Current Report on Form 8-K dated January 22, 2015.

*10.42	Employment Agreement between H.B. Fuller U.K. Limited and Steven Kenny fully executed on February 19, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated February 19, 2016.

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

32.1	302 Certification – John J. Corkrean

32.1	906 Certification – James J. Owens

32.2	906 Certification - John J. Corkrean

101	The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 3, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

See Exhibit Index and Exhibits attached to this Form 10-K.