Form 10-Q
period 2017-03-04
FULLER H B CO
filed 2017-03-31
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2017

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,527,216 as of March 24, 2017.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 4,	February 27,
	2017	2016
Net revenue	$503,323	$474,326
Cost of sales	(364,327)	(336,721)
Gross profit	138,996	137,605
Selling, general and administrative expenses	(112,915)	(99,767)
Special charges, net	-	(413)
Other income (expense), net	621	(5,082)
Interest expense	(8,380)	(6,308)
Income from continuing operations before income taxes and income from equity method investments	18,322	26,035
Income taxes	(5,765)	(8,760)
Income from equity method investments	2,274	1,692
Net income including non-controlling interests	14,831	18,967
Net income attributable to non-controlling interests	(36)	(49)
Net income attributable to H.B. Fuller	$14,795	$18,918

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.29	0.38
Diluted	0.29	0.37

Weighted-average common shares outstanding:
Basic	50,243	49,958
Diluted	51,460	50,995

Dividends declared per common share	$0.14	$0.13

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 4,	February 27,
	2017	2016
Net income including non-controlling interests	$14,831	$18,967
Other comprehensive (loss) income
Foreign currency translation	(10,519)	(950)
Defined benefit pension plans adjustment, net of tax	1,590	2,665
Interest rate swaps, net of tax	10	10
Cash-flow hedges, net of tax	129	249
Other comprehensive (loss) income	(8,790)	1,974
Comprehensive income	6,041	20,941
Less: Comprehensive income attributable to non-controlling interests	31	44
Comprehensive income attributable to H.B. Fuller	$6,010	$20,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited)
	March 4,	December 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$116,518	$142,245
Trade receivables (net of allowances of $12,427 and $12,310, as of March 4, 2017 and December 3, 2016, respectively)	358,145	351,130
Inventories	286,254	247,399
Other current assets	71,055	70,479
Total current assets	831,972	811,253

Property, plant and equipment	1,086,268	1,093,141
Accumulated depreciation	(576,333)	(577,866)
Property, plant and equipment, net	509,935	515,275

Goodwill	423,581	366,248
Other intangibles, net	243,598	205,359
Other assets	160,242	157,733
Total assets	$2,169,328	$2,055,868

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$47,120	$37,334
Current maturities of long-term debt	-	80,178
Trade payables	181,460	162,964
Accrued compensation	45,105	52,444
Income taxes payable	7,812	7,985
Other accrued expenses	43,569	50,939
Total current liabilities	325,066	391,844

Long-term debt, excluding current maturities	757,661	585,759
Accrued pension liabilities	70,370	73,545
Other liabilities	66,466	62,174
Total liabilities	1,219,563	1,113,322

Commitments and contingencies (Note 16)
Redeemable non-controlling interest	-	4,277

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,490,659 and 50,141,343, as of March 4, 2017 and December 3, 2016, respectively	50,491	50,141
Additional paid-in capital	71,758	59,564
Retained earnings	1,098,645	1,090,900
Accumulated other comprehensive loss	(271,514)	(262,729)
Total H.B. Fuller stockholders' equity	949,380	937,876
Non-controlling interests	385	393
Total equity	949,765	938,269
Total liabilities, redeemable non-controlling interest and total equity	$2,169,328	$2,055,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 28, 2015	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Comprehensive income (loss)	-	-	124,128	(35,445)	226	88,909
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016	50,141	59,564	1,090,900	(262,729)	393	938,269
Comprehensive income (loss)	-	-	14,795	(8,785)	31	6,041
Dividends	-	-	(7,050)	-	-	(7,050)
Stock option exercises	261	8,288	-	-	-	8,549
Share-based compensation plans other, net	140	5,138	-	-	-	5,278
Tax benefit on share-based compensation plans	-	1,053	-	-	-	1,053
Repurchases of common stock	(51)	(2,379)	-	-	-	(2,430)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at March 4, 2017	$50,491	$71,758	$1,098,645	$(271,514)	$385	$949,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 4, 2017	February 27, 2016
Cash flows from operating activities:
Net income including non-controlling interests	$14,831	$18,967
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	11,945	13,258
Amortization	7,355	6,698
Deferred income taxes	(246)	63
Income from equity method investments, net of dividends received	(2,274)	(1,692)
(Gain)/loss on sale of assets	(95)	-
Share-based compensation	5,032	4,267
Excess tax benefit from share-based compensation	(1,053)	341
Non-cash loss on mark to market adjustment related to contingent consideration liability	37	-
Non-cash charge for the sale of inventories revalued at the date of acquisition	193	-
Changes in assets and liabilities, net of effects of acquisitions
Trade receivables, net	4,884	28,947
Inventories	(32,597)	(15,861)
Other assets	3,960	9,298
Trade payables	23,989	(4,301)
Accrued compensation	(7,540)	(13,235)
Other accrued expenses	(8,089)	(5,258)
Income taxes payable	(1,109)	5,673
Accrued / prepaid pensions	(1,361)	662
Other liabilities	1,754	(1,445)
Other	(3,157)	(3,821)
Net cash provided by operating activities	16,459	42,561
Purchased property, plant and equipment	(19,899)	(23,361)
Purchased businesses, net of cash acquired	(123,305)	-
Purchased investments	(1,250)	-
Proceeds from sale of property, plant and equipment	109	863
Net cash used in investing activities	(144,345)	(22,498)
Proceeds from issuance of long-term debt	453,000	-
Repayment of long-term debt and payment of debt issuance costs	(356,610)	(5,625)
Net proceeds from notes payable	8,438	6,378
Dividends paid	(7,048)	(6,498)
Purchase of redeemable non-controlling interest	(3,127)	-
Proceeds from stock options exercised	8,549	32
Excess tax benefit from share-based compensation	1,053	(341)
Repurchases of common stock	(2,430)	(6,518)
Net cash provided by (used in) financing activities	101,825	(12,572)
Effect of exchange rate changes on cash and cash equivalents	334	112
Net change in cash and cash equivalents	(25,727)	7,603
Cash and cash equivalents at beginning of period	142,245	119,168
Cash and cash equivalents at end of period	$116,518	$126,771

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$2	$64
Cash paid for interest, net of amount capitalized of $23 and $117 for the periods ended March 4, 2017 and February 27, 2016, respectively	$6,979	$5,566
Cash paid for income taxes, net of refunds	$6,539	$4,066

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 3, 2016 as filed with the Securities and Exchange Commission.

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the quarter ended February 27, 2016 and the year ended December 3, 2016 have not been restated for the change in functional currency. Monetary assets and liabilities have been remeasured to the U.S. dollar at current exchange rates. Non-monetary assets (property, plant and equipment, net; goodwill; and intangible assets, net) have been remeasured to reflect the difference between the exchange rate when the asset arose and the exchange rate on the date of the change in functional currency. As a result of this change in functional currency, we recorded an $11,317 cumulative translation adjustment included in other comprehensive loss for the quarter ended March 4, 2017.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization.  Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted.  We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU was issued to clarify the scope of the previous standard and to add guidance for partial sales of nonfinancial assets. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Our effective date for prospective adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted. We will apply this guidance to applicable impairment tests after the adoption date.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  Our effective date for prospective adoption of this guidance is our fiscal year beginning December 2, 2018. We will apply this guidance to applicable transactions after the adoption date.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. Early application as of the original effective date is permitted under ASU 2015-14. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the new guidance on the Consolidated Financial Statements. We have identified an implementation project team and related oversight processes and have commenced the assessment phase of the project. We have not concluded as to whether the new guidance will be adopted on a full or modified retrospective basis, but will not apply the early adoption provisions of the new guidance.

Note 2: Acquisitions

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and assembly markets. The acquisition will help strengthen our position in the North America adhesives market. The purchase price of $123,305 was financed through borrowings on our revolving credit facility and was recorded in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $547, which were recorded as selling, general and administrative (“SG&A”) expenses in the Condensed Consolidated Statements of Income for the three months ended March 4, 2017.

The acquisition fair value measurement was preliminary as of March 4, 2017, subject to the completion of the valuation of Wisdom Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$13,729
Property, plant and equipment	10,516
Goodwill	60,313
Other intangibles
Customer relationships	33,300
Trademarks/trade names	13,600
Current liabilities	(8,153)
Total purchase price	$123,305

The preliminary expected lives of the acquired intangible assets are 15 years for customer relationships and 10 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $60,313 to goodwill for the expected synergies from combining Wisdom Adhesives with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Wisdom Adhesives acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

Cyberbond

On June 8, 2016, we acquired Cyberbond, L.L.C., (“Cyberbond”) headquartered in Batavia, Illinois with operations in the United States and Europe. Cyberbond is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment. The purchase price of $42,182, net of cash acquired of $332, was funded through existing cash and was recorded in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $527, which were recorded as SG&A expenses in the Condensed Consolidated Statements of Income for the year ended December 3, 2016.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$4,425
Property, plant and equipment	2,038
Goodwill	23,654
Other intangibles
Developed technology	2,000
Customer relationships	14,400
Trademarks/trade names	700
Other assets	161
Current liabilities	(1,889)
Long-term liabilities	(3,307)
Total purchase price	$42,182

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

Advanced Adhesives

On April 29, 2016, we acquired Advanced Adhesives Pty Limited and the business assets of Advanced Adhesives (New Zealand) Limited (together referred to as “Advanced Adhesives”), providers of industrial adhesives in Australia and New Zealand. The acquisition will help us to strengthen our industrial adhesives market position and leverage a broader technology portfolio in both Australia and New Zealand. The combined purchase price of $10,365 was funded through existing cash and was recorded in our Asia Pacific operating segment. We incurred acquisition related costs of approximately $646, which were recorded as SG&A expenses in the Condensed Consolidated Statements of Income for the year ended December 3, 2016.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$5,704
Property, plant and equipment	594
Goodwill	102
Other intangibles
Customer relationships	7,575
Trademarks/trade names	146
Current liabilities	(2,671)
Long-term liabilities	(1,085)
Total purchase price	$10,365

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

Note 3: Restructuring Actions

Business Integration Project

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we took a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project.” During the first quarter ended February 27, 2016, we incurred costs of $413 related to transformation costs, workforce reduction costs, facility exit costs and other related costs for the Business Integration Project, which are included in special charges, net. The Business Integration Project was substantially complete at the end of 2016.

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. The 2017 Restructuring Plan resulted in a pre-tax charge of $10,168 during the quarter ended March 4, 2017.

The following table summarizes the pre-tax distribution of restructuring charges by income statement classification:

Three Months Ended
March 4, 2017
Cost of sales	$3,647
Selling, general and administrative	6,521
$10,168

The following table summarizes the pre-tax impact of restructuring charges by segment:

Three Months Ended
March 4, 2017
Americas Adhesives	$1,978
EIMEA	4,628
Asia Pacific	1,679
Construction Products	1,262
Engineering Adhesives	621
$10,168

A summary of the restructuring liability during the first quarter ended March 4, 2017 is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	-	-	-
Expenses incurred	8,759	861	548	10,168
Non-cash charges	-	(417)	-	(417)
Cash payments	(4,479)	(444)	(210)	(5,133)
Foreign currency translation	(49)	-	-	(49)
Balance at March 4, 2017	$4,231	$-	$338	$4,569

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	March 4,	December 3,
	2017	2016
Raw materials	$133,615	$116,200
Finished goods	164,471	142,397
LIFO reserve	(11,832)	(11,198)
Total inventories	$286,254	$247,399

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the quarter ended March 4, 2017 is presented below:

	Americas			Asia	Construction	Engineering
	Adhesives		EIMEA	Pacific	Products	Adhesives	Total
Balance at December 3, 2016	$59,821		$98,876	$17,481	$21,901	$168,169	$366,248
Acquisitions	60,313	[1]	-	-	-	-	60,313
Currency impact	(1,676)		(533)	(8)	1	(764)	(2,980)
Balance at March 4, 2017	$118,458		$98,343	$17,473	$21,902	$167,405	$423,581

[1]	Preliminary goodwill balance as of March 4, 2017.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	March 4, 2017
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$69,527	$286,161	$64,164	$419,852
Accumulated amortization	(26,919)	(118,071)	(31,728)	(176,718)
Net identifiable intangibles	$42,608	$168,090	$32,436	$243,134

	December 3, 2016
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,504	$251,329	$51,116	$372,949
Accumulated amortization	(21,448)	(116,411)	(30,198)	(168,057)
Net identifiable intangibles	$49,056	$134,918	$20,918	$204,892

Amortization expense with respect to amortizable intangible assets was $7,355 and $6,698 for the first three months of 2017 and 2016, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder of
Fiscal Year	2017	2018	2019	2020	2021	Thereafter
Amortization Expense	$24,749	$32,076	$29,910	$27,534	$26,088	$102,777

Non-amortizable intangible assets as of March 4, 2017 are $464 and are related to trademarks and trade names.

Note 6: Long-Term Debt

On February 14, 2017, we issued $300,000 aggregate principal of 10-year long-term unsecured public notes (“4.000% Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility and prepay $158,750 of our term loan. We entered into interest rate swap agreements to convert $150,000 of the $300,000 4.000% Notes to a variable interest rate of 1-month LIBOR (in advance) plus 1.86 percent. See Note 13 for further discussion of the interest rate swaps.

We adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, during the quarter ended March 4, 2017 on a retrospective basis.  The impact of adopting ASU No. 2015-03 on our financial statements was the reclassification of deferred debt issuance costs related to our long-term debt, with the exception of our revolving credit line, from an asset to a direct deduction to the corresponding debt.  Reclassifications from an asset to a direct deduction to the corresponding debt of $4,411 and $2,386 were included in our Condensed Consolidated Balance Sheets as of March 4, 2017 and December 3, 2016, respectively.

Note 7: Redeemable Non-Controlling Interest

We account for the non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (“HBF Kimya”) as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller had an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option made the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Condensed Consolidated Balance Sheets. The non-controlling shareholder was entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. The option was subject to a minimum price of €3,500. The redemption value of the option, if it were currently redeemable, was estimated to be €3,500.

The results of operations for the HBF Kimya non-controlling interest is consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Condensed Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Condensed Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates affect the reported amount of the redeemable non-controlling interest.

During the first quarter of 2017, we entered into an agreement with the non-controlling shareholder to purchase the remaining shares for €4,206. The difference between the non-controlling interest balance and the purchase price was recorded in equity in the first quarter of 2017.

Redeemable
Non-Controlling
Interest
Balance at December 3, 2016	$4,277
Net income attributed to redeemable non-controlling interest	39
Purchase of redeemable non-controlling interest	(4,468)
Foreign currency translation adjustment	152
Balance at March 4, 2017	$-

Note 8: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended December 3, 2016.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the quarter ended March 4, 2017 and February 27, 2016 were calculated using the following weighted average assumptions:

	Three Months Ended
	March 4, 2017			February 27, 2016
Expected life (in years)		4.75			4.75
Weighted-average expected volatility		24.87%			29.03%
Expected volatility	24.84%	-	24.88%	29.03%	-	29.23%
Risk-free interest rate		1.89%			1.44%
Expected dividend yield		1.12%			1.56%
Weighted-average fair value of grants		$10.81			$7.64

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

Total share-based compensation expense of $5,032 and $4,267 was included in our Condensed Consolidated Statements of Income for the first quarter ended March 4, 2017 and February 27, 2016, respectively. All share-based compensation expense was recorded as SG&A expense. For the first quarter ended March 4, 2017, there was $1,053 of excess tax benefit recognized. For the first quarter ended February 27, 2016, there was $341 charged against the APIC pool for tax deficiencies.

As of March 4, 2017, there was $11,388 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock units was $18,035, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Activity

The stock option activity for the quarter ended March 4, 2017 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 3, 2016	2,986,481	$34.92
Granted	683,425	49.95
Exercised	(261,346)	32.71
Forfeited or cancelled	(66,589)	36.68
Outstanding at March 4, 2017	3,341,971	$38.13

The total fair value of options granted during the quarter ended March 4, 2017 and February 27, 2016 were $7,384 and $6,138, respectively. Total intrinsic value of options exercised during the first quarter ended March 4, 2017 and February 27, 2016 were $4,420 and $11, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the first quarter ended March 4, 2017 and February 27, 2016 was $8,549 and $32, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the quarter ended March 4, 2017 is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	278,043	-	278,043	49.68	1.9
Vested	(137,891)	(36,953)	(174,844)	39.62	-
Forfeited	(16,095)	-	(16,095)	37.15	1.6
Nonvested at March 4, 2017	476,801	-	476,801	$44.54	1.7

Total fair value of restricted stock vested during the first quarter ended March 4, 2017 and February 27, 2016 was $6,941 and $5,833, respectively. The total fair value of nonvested restricted stock at March 4, 2017 was $21,214.

We repurchased 50,687 and 66,447 restricted stock shares during the first quarter ended March 4, 2017 and February 27, 2016, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation units activity for the quarter ended March 4, 2017 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2016	424,319	41,116	465,435
Participant contributions	4,462	3,964	8,426
Company match contributions	446	397	843
Payouts	(13,818)	(6,137)	(19,955)
Units outstanding March 4, 2017	415,409	39,340	454,749

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended March 4, 2017 and February 27, 2016
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2017	2016	2017	2016	2017	2016
Service cost	$28	$27	$508	$480	$52	$84
Interest cost	3,603	3,767	1,144	1,367	398	480
Expected return on assets	(6,364)	(6,077)	(2,391)	(2,482)	(1,447)	(1,342)
Amortization:
Prior service cost	7	7	(1)	(1)	-	(10)
Actuarial loss	1,307	1,293	842	752	253	532
Net periodic (benefit) cost	$(1,419)	$(983)	$102	$116	$(744)	$(256)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended March 4, 2017				Three Months Ended February 27, 2016
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$14,795	$36	-	-	$18,918	$49
Foreign currency translation adjustment¹	$(10,514)	-	(10,514)	(5)	$(945)	-	(945)	(5)
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,408	$(818)	1,590	-	3,997	$(1,332)	2,665	-
Interest rate swap³	16	(6)	10	-	13	(3)	10	-
Cash-flow hedges³	209	(80)	129	-	403	(154)	249	-
Other comprehensive income (loss)	$(7,881)	$(904)	(8,785)	(5)	$3,468	$(1,489)	1,979	(5)
Comprehensive income (loss)			$6,010	$31			$20,897	$44

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. As discussed in Note 1, the foreign currency translation adjustment for the quarter ended March 4, 2017 includes the impact of the change in functional currency for our subsidiaries in Latin America.

² Loss reclassified from accumulated other comprehensive income (“AOCI”) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A expense and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	March 4, 2017
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(95,966)	$(95,895)	$(71)
Defined benefit pension plans adjustment, net of taxes of $89,916	(174,511)	(174,511)	-
Interest rate swap, net of taxes of ($23)	38	38	-
Cash-flow hedges, net of taxes of $705	(1,146)	(1,146)	-
Accumulated other comprehensive loss	$(271,585)	$(271,514)	$(71)

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Interest rate swap, net of taxes of ($17)	28	28	-
Cash-flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Accumulated other comprehensive loss	$(262,795)	$(262,729)	$(66)

Note 11: Income Taxes

As of March 4, 2017, we had a liability of $4,354 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $4,165 as of December 3, 2016. As of March 4, 2017, we had accrued $711 of gross interest relating to unrecognized tax benefits. For the quarter ended March 4, 2017, our recorded liability for gross unrecognized tax benefits increased by $189.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	March 4,	February 27,
(Shares in thousands)	2017	2016
Weighted-average common shares - basic	50,243	49,958
Equivalent shares from share-based compensations plans	1,217	1,037
Weighted-average common and common equivalent shares - diluted	51,460	50,995

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

Options to purchase 632,720 and 1,495,004 shares of common stock at a weighted-average exercise price of $50.10 and $42.88 for the quarters ended March 4, 2017 and February 27, 2016, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 13: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

We use foreign currency forward contracts, cross-currency swaps, and interest rate swaps to manage risks associated with foreign currency exchange rates and interest rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationship. We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

We are exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. We select investment-grade multinational banks and financial institutions as counterparties for derivative transactions and monitors the credit quality of each of these banks on periodic basis as warranted. We do not anticipate nonperformance by any of these counterparties, and valuation allowances, if any, are de minimis.

Cash Flow Hedges

Effective February 24, 2017, we entered into a cross-currency swap agreement to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars. The swap matures in 2020. Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into U.S. dollars. The first swap matures in 2017, the second swap matures in 2018 and the third swap matures in 2019.

As of March 4, 2017, the combined fair value of the swaps was an asset of $4,971 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of March 4, 2017 resulted in additional pre-tax loss of $20 for the three months ended March 4, 2017 as the change in fair value of the cross-currency swaps was less than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,146 as of March 4, 2017. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of March 4, 2017 that is expected to be reclassified into earnings within the next twelve months is $986. As of March 4, 2017, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of March 4, 2017:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$2,181
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$1,750
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$1,329
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(289)
Receive USD		4.30375%
Total			$177,336	$4,971

Except for the cross-currency swap agreements listed above, foreign currency derivative instruments outstanding are not designated as hedges for accounting purposes. The gains and losses related to mark-to-market adjustments are recognized as other income or expense in the Condensed Consolidated Statements of Income during the periods in which the derivative instruments are outstanding. See Note 14 for the fair value amounts of these derivative instruments.

As of March 4, 2017, we had forward foreign currency contracts maturing between March 21, 2017 and April 13, 2018. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $3,117 as of March 4, 2017. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Fair Value Hedges

We entered into interest rate swap agreements to convert $150,000 of our $300,000 4.000% Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR (in advance) plus 1.86 percent. See Note 6 for further discussion on the issuance of our 4.000% Notes. The combined fair value of the interest rate swaps in total was a liability of $3,135 at March 4, 2017 and was included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the 4.000% Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense) and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

We have interest rate swap agreements to convert $75,000 of our senior notes to variable interest rates. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $1,107 at March 4, 2017 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps in total was an asset of $1,077 at March 4, 2017 and $1,579 at December 3, 2016 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. For the three months ended March 4, 2017 and February 27, 2016, a pre-tax gain of $3 and $143, respectively, was recorded as the fair value of the interest rate swaps decreased by more than the change in the fair value of the Senior Notes attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 4, 2017, there were no significant concentrations of credit risk.

Note 14: Fair Value Measurements

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 4, 2017 and December 3, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 4,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,245	$1,245	$-	$-
Foreign exchange contract assets	3,991	-	3,991	-
Interest rate swaps	1,077	-	1,077	-
Cash-flow hedges	5,260	-	5,260	-

Liabilities:
Foreign exchange contract liabilities	$874	$-	$874	$-
Interest rate swaps	3,135	-	3,135	-
Contingent consideration liability	4,706	-	-	4,706
Cash-flow hedges	289	-	289	-

	December 3,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,020	$1,020	$-	$-
Foreign exchange contract assets	11,697	-	11,697	-
Interest rate swaps	1,579	-	1,579	-
Cash-flow hedges	4,654	-	4,654	-

Liabilities:
Foreign exchange contract liabilities	$6,925	$-	$6,925	$-
Contingent consideration liability	4,720	-	-	4,720

Long-term debt had an estimated fair value of $821,211 and $693,283 as of March 4, 2017 and December 3, 2016, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The contingent consideration liability activity for the quarter ended March 4, 2017 is presented below:

Amount
Balance at December 3, 2016	$4,720
Mark to market adjustment	37
Foreign currency translation adjustment	(51)
Balance at March 4, 2017	$4,706

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

We did not repurchase any shares during the quarter ended March 4, 2017. During the quarter ended February 27, 2016, we repurchased shares under this program, with an aggregate value of $4,210. Of this amount, $125 reduced common stock and $4,085 reduced additional paid-in capital.

Note 16: Commitments and Contingencies

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	March 4, 2017	February 27, 2016	December 3, 2016
Lawsuits and claims settled	3	2	33
Settlement amounts	$833	$75	$3,061
Insurance payments received or expected to be received	$685	$56	$2,253

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

Note 17: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is identified as gross profit less SG&A expenses. Segment operating income excludes special charges, net. Corporate expenses are fully allocated to each operating segment. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	March 4, 2017			February 27, 2016
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income
Americas Adhesives	$193,162	$3,860	$21,033	$183,319	$3,630	$26,259
EIMEA	124,039	3,522	1,797	124,291	5,271	6,163
Asia Pacific	62,645	1,269	1,879	53,860	951	3,753
Construction Products	57,046	162	(683)	60,074	104	785
Engineering Adhesives	66,431	-	2,055	52,782	-	878
Total	$503,323		$26,081	$474,326		$37,838

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	March 4,	February 27,
	2017	2016
Segment operating income	$26,081	$37,838
Special charges, net	-	(413)
Other income (expense), net	621	(5,082)
Interest expense	(8,380)	(6,308)
Income before income taxes and income from equity method investments	$18,322	$26,035

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2016 for important background information related to our business.

Net revenue in the first quarter of 2017 increased 6.1 percent from the first quarter of 2016. Revenue increased 11.9 percent due to sales volume, including 3.2 percent from acquisitions, but was partially offset by a 2.2 percent decrease due to unfavorable sales mix and a 0.1 percent decrease in product pricing compared to the first quarter of 2016. A weaker Egyptian pound, Chinese renminbi, Turkish lira and Mexican peso compared to the U.S. dollar for the first quarter of 2017 compared to the first quarter of 2016 were the main drivers of a negative 3.5 percent currency effect. Gross profit margin decreased 140 basis points primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Net income attributable to H.B. Fuller in the first quarter of 2017 was $14.8 million compared to $18.9 million in the first quarter of 2016. On a diluted earnings per share basis, the first quarter of 2017 was $0.29 per share compared to $0.37 per share for the first quarter of 2016.

Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur costs of approximately $17.0 million to $20.0 million ($13.0 million to $16.0 million after-tax) which includes (i) cash expenditures of approximately $13.0 million ($11.0 million after-tax) for severance and related employee costs globally and (ii) $4.0 million to $7.0 million ($3.0 million to $5.0 million after-tax) related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $15.0 million to $16.0 million ($12.0 million to $13.0 million after-tax) of the costs are expected to be cash costs. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. The implementation of the 2017 Restructuring Plan resulted in a first-quarter 2017 pre-tax charge of $10.2 million.

Results of Operations

Net revenue:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$503.3	$474.3	6.1%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the first quarter of 2017 compared to the same period in 2016:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	9.6%
Currency	(3.5%)
Total	6.1%

Constant currency growth was a positive 9.6 percent in the first quarter of 2017 compared to the first quarter of 2016. The 9.6 percent constant currency growth in the first quarter of 2017 was driven by 30.0 percent growth in Engineering Adhesives, 20.0 percent growth in Asia Pacific, 9.3 percent growth in EIMEA and 5.7 percent growth in Americas Adhesives, offset by a 5.3 percent decrease in Construction Products. The negative 3.5 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Chinese renminbi, Turkish lira and Mexican peso.

Cost of sales:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Raw materials	$273.4	$254.5	7.4%
Other manufacturing costs	90.9	82.2	10.6%
Cost of sales	$364.3	$336.7	8.2%
Percent of net revenue	72.4%	71.0%

Cost of sales in the first quarter of 2017 compared to the first quarter of 2016 increased 140 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 70 basis points compared to last year primarily due to higher raw materials costs. Other manufacturing costs as a percentage of revenue increased 70 basis points compared to the first quarter of last year driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Gross profit:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Gross profit	$139.0	$137.6	1.0%
Percent of net revenue	27.6%	29.0%

Gross profit in the first quarter of 2017 increased 1.0 percent and gross profit margin decreased 140 basis points compared to the first quarter of 2016. The decrease in gross profit margin was primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Selling, general and administrative expenses:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
SG&A	$112.9	$99.8	13.2%
Percent of net revenue	22.4%	21.0%

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2017 increased $13.1 million, or 13.2 percent, compared to the first quarter of 2016. The increase is mainly due to the impact of acquired businesses, the implementation of the 2017 Restructuring Plan and higher variable compensation partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

Special charges, net:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Special charges, net	$-	$0.4	NMP

NMP = Non-meaningful percentage

The following table provides detail of special charges, net:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Acquisition and transformation related costs	$-	$0.1
Facility exit costs	-	0.3
Special charges, net	$-	$0.4

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the first quarter ended February 27, 2016, we incurred special charges, net of $0.4 million for costs related to the Business Integration Project. The Business Integration Project was substantially complete at the end of 2016.

Other income (expense), net:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Other income (expense), net	$0.6	$(5.1)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the first quarter of 2017 included $0.6 million of interest income. Other income (expense), net in the first quarter of 2016 included $5.8 million of currency translation and re-measurement losses offset by $0.2 million of net financing income and $0.5 million of interest income.

Interest expense:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Interest expense	$8.4	$6.3	32.8%

Interest expense in the first quarter of 2017 compared to the same period last year was higher due to larger local currency debt balances at higher interest rates, higher U.S. debt balances at higher interest rates from the issuance of our 4.000% Notes, and slightly higher LIBOR rates on floating rate debt held in the U.S. In addition, and as a result of the issuance of our 4.000% Notes during the first quarter of 2017, we recorded $0.5 million of accelerated amortization of debt issuance costs related to debt facilities that were repaid with proceeds from the 4.000% Notes. We capitalized less than $0.1 million of interest expense in the first quarter of 2017 compared to $0.1 million in the same period last year.

Income taxes:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Income taxes	$5.8	$8.8	(34.2%)
Effective tax rate	31.5%	33.6%

Income tax expense of $5.8 million in the first quarter of 2017 includes $0.1 million of discrete tax expense and $3.9 million of tax benefit from costs primarily related to the restructuring plans and other non-recurring items.  Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.7 percent.

Income from equity method investments:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Income from equity method investments	$2.3	$1.7	34.4%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first quarter of 2017 compared to the first quarter of 2016 is primarily related to higher net income in our joint venture.

Net income attributable to non-controlling interests:

Net income attributable to non-controlling interests relates to an 11 percent redeemable non-controlling interest in HBF Turkey and was not material for the quarter ended March 4, 2017 and February 27, 2016. During the first quarter of 2017, we entered into an agreement with the non-controlling shareholder to purchase the remaining shares.

Net income attributable to H.B. Fuller:

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net income attributable to H.B. Fuller	$14.8	$18.9	(21.8%)
Percent of net revenue	2.9%	4.0%

The net income attributable to H.B. Fuller for the first quarter of 2017 was $14.8 million compared to $18.9 million for the first quarter of 2016. The diluted earnings per share for the first quarter of 2017 was $0.29 per share as compared to $0.37 per share for the first quarter of 2016.

Operating Segment Results

We have five reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products and Engineering Adhesives. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. For segment evaluation by the chief operating decision maker, segment operating income is defined as gross profit less SG&A expenses. Segment operating income excludes special charges, net. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth.

Net Revenue by Segment:

	Three Months Ended
	March 4, 2017		February 27, 2016
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Americas Adhesives	$193.2	38%	$183.3	39%
EIMEA	124.0	25%	124.3	26%
Asia Pacific	62.6	13%	53.8	11%
Construction Products	57.1	11%	60.1	13%
Engineering Adhesives	66.4	13%	52.8	11%
Total	$503.3	100%	$474.3	100%

Segment Operating Income (Loss):

	Three Months Ended
	March 4, 2017		February 27, 2016
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$21.0	81%	$26.3	70%
EIMEA	1.8	7%	6.1	16%
Asia Pacific	1.9	7%	3.7	10%
Construction Products	(0.7)	-3%	0.8	2%
Engineering Adhesives	2.1	8%	0.9	2%
Total	$26.1	100%	$37.8	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Segment operating income	$26.1	$37.8
Special charges, net	-	(0.4)
Other income (expense), net	0.6	(5.1)
Interest expense	(8.4)	(6.3)
Income before income taxes and income from equity method investments	$18.3	$26.0

Americas Adhesives

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$193.2	$183.3	5.4%
Segment operating income	$21.0	$26.3	(19.9%)
Segment operating margin	10.9%	14.3%

The following table provides details of the Americas Adhesives net revenue variances:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	5.7%
Currency	(0.3%)
Total	5.4%

Net revenue increased 5.4 percent in the first quarter of 2017 compared to the first quarter of 2016. The 5.7 percent increase in constant currency growth was attributable to a 11.2 percent increase in sales volume, including a 4.4 percent increase due to the Wisdom Adhesives acquisition, offset by a 4.0 percent decrease due to unfavorable sales mix and a 1.5 percent decrease in product pricing. The negative currency effect was due to the weaker Mexican peso and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 140 basis points mainly due to lower sales prices, higher raw material costs and the impact of valuing inventories related to the Wisdom Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 120 basis points, primarily due to the acquisition of Wisdom Adhesives and higher delivery expense. SG&A expenses as a percentage of net revenue increased 80 basis points due to the implementation of the 2017 Restructuring Plan and the acquisition of Wisdom Adhesives. Segment operating income decreased 19.9 percent and segment operating margin as a percentage of net revenue decreased 340 basis points compared to the first quarter of 2016.

EIMEA

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$124.0	$124.3	(0.2%)
Segment operating income	$1.8	$6.1	(70.8%)
Segment operating margin	1.4%	5.0%

The following table provides details of the EIMEA net revenue variances:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	9.3%
Currency	(9.5%)
Total	(0.2%)

Net revenue decreased 0.2 percent in the first quarter of 2017 compared to the first quarter of 2016. The 9.3 percent increase in constant currency growth was attributable to a 6.5 percent increase in sales volume and a 3.1 percent increase in product pricing, partially offset by unfavorable sales mix. The negative currency effect of 9.5 percent was primarily the result of a weaker Egyptian pound and Turkish lira compared to the U.S. dollar partially offset by a stronger Euro. Sales volume growth was primarily related to the hygiene and durable assembly markets, and strong growth in the emerging markets. Raw material cost as a percentage of net revenue decreased 60 basis points in the first quarter compared to the first quarter last year primarily due to higher product pricing and favorable sales mix. Other manufacturing costs as a percentage of net revenue were 170 basis points higher than the first quarter of 2016. SG&A expenses as a percentage of net revenue increased 270 basis points due to the implementation of the 2017 Restructuring Plan. Segment operating income decreased 70.8 percent and segment operating margin decreased 360 basis points compared to the first quarter of 2016.

Asia Pacific

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$62.6	$53.8	16.3%
Segment operating income	$1.9	$3.7	(49.9%)
Segment operating margin	3.0%	7.0%

The following table provides details of the Asia Pacific net revenue variances:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	20.0%
Currency	(3.7%)
Total	16.3%

Net revenue in the first quarter of 2017 increased 16.3 percent compared to the first quarter of 2016. The 20.0 percent increase in constant currency growth was attributable to a 25.0 percent increase in sales volume, including a 7.0 percent increase due to the Advanced Adhesives acquisition, partially offset by a 2.8 percent decrease due to unfavorable sales mix and a 2.2 percent decrease in product pricing. Organic constant currency growth was primarily driven by volume growth in Greater China. Negative currency effects of 3.7 percent compared to the first quarter of 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar partially offset by a stronger Australian dollar. Raw material costs as a percentage of net revenue increased 150 basis points compared to the first quarter of 2016 due to unfavorable sales mix and higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 70 basis points compared to the first quarter of 2016 primarily due to the acquisition of Advanced Adhesives and the impact of the 2017 Restructuring Plan. SG&A expenses as a percentage of net revenue increased 180 basis points due to the acquisition of Advanced Adhesives and the implementation of the 2017 Restructuring Plan. Segment operating income decreased 49.9 percent and segment operating margin decreased 400 basis points compared to the first quarter of 2016.

Construction Products

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$57.1	$60.1	(5.0%)
Segment operating income	$(0.7)	$0.8	(187.1%)
Segment operating margin	(1.2%)	1.3%

The following tables provide details of the Construction Products net revenue variances:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	(5.3%)
Currency	0.3%
Total	(5.0%)

Net revenue decreased 5.0 percent in the first quarter of 2017 compared to the first quarter of 2016. The 5.3 percent decrease in constant currency growth was driven by a 3.6 percent decrease due to unfavorable sales mix and a 1.7 percent decrease in sales volume. The positive currency effect was due to the stronger Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 120 basis points lower in the first quarter of 2017 compared to last year primarily due to favorable sales mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue were 280 basis points higher in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the implementation of the 2017 Restructuring Plan. Segment operating income decreased 187.1 percent and segment operating margin decreased 250 basis points compared to the first quarter of 2016.

Engineering Adhesives

	Three Months Ended
	March 4,	February 27,	2017 vs
($ in millions)	2017	2016	2016
Net revenue	$66.4	$52.8	25.9%
Segment operating income	$2.1	$0.9	134.1%
Segment operating margin	3.1%	1.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended March 4, 2017
vs February 27, 2016
Constant currency growth	30.0%
Currency	(4.1%)
Total	25.9%

Net revenue increased 25.9 percent in the first quarter of 2017 compared to the first quarter of 2016. The 30.0 percent increase in constant currency growth was attributable to a 29.0 percent increase in sales volume, including a 6.5 percent increase due to the acquisition of Cyberbond, and a 1.3 percent increase due to favorable sales mix, partially offset by a 0.3 percent decrease in product pricing. Organic constant currency growth was driven by strong performance in the automotive, electronics and Tonsan markets. Negative currency effects of 4.1 percent compared to the first quarter of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 220 basis points higher in the first quarter of 2017 compared to the first quarter of 2016 due to higher raw material costs. Other manufacturing costs as a percentage of net revenue were 200 basis points lower in the first quarter of 2017 compared to the first quarter of 2016 due to higher sales volume. Segment operating income increased 134.1 percent and segment operating margin increased 140 basis points compared to the first quarter of 2016.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 4, 2017 were $116.5 million compared to $142.2 million as of December 3, 2016 and $126.8 million as of February 27, 2016. Of the $116.5 million in cash and cash equivalents as of March 4, 2017, $96.5 million was held outside the United States. Total long and short-term debt was $804.8 million as of March 4, 2017, $703.3 million as of December 3, 2016 and $720.4 million as of February 27, 2016. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Equity) was 45.9 percent as of March 4, 2017 as compared to 42.8 percent as of December 3, 2016 and 44.9 percent as of February 27, 2016.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At March 4, 2017, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 4, 2017
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	9.2

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.9

●	TTM = Trailing 12 months

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

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow and debt capitalization ratio.

	March 4,	February 27,
	2017	2016
Net working capital as a percentage of annualized net revenue[1]	23.0%	23.1%
Accounts receivable DSO[2] (in days)	60	59
Inventory days on hand[3] (in days)	70	68
Free cash flow[4]	$(10.5)	$12.7
Total debt to total capital ratio[5]	45.9%	44.9%

[1]

Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

[2]	Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

[3]	Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

[4]	Year-to-date net cash provided by (used in) operations from continuing operations, less purchased property, plant and equipment and dividends paid.

[5]	Total debt divided by (total debt plus total stockholders’ equity).

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Net cash provided by operating activities	$16.5	$42.6

Net income including non-controlling interests was $14.8 million in the first three months of 2017 compared to $19.0 million in the first three months of 2016. Depreciation and amortization expense totaled $19.3 million in the first three months of 2017 compared to $20.0 million in the first three months of 2016. Accrued compensation was a use of cash of $7.5 million in 2017 compared to a use of cash of $13.2 million last year related to lower accruals for our employee incentive plans. Other accrued expenses was a use of cash of $8.1 million in the first three months of 2017 compared to a use of cash of $5.3 million in same period last year. Other liabilities was a source of cash of $1.8 million in the first three months of 2017 compared to a use of cash of $1.4 million in the first three months of 2016.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $3.7 million compared to a source of cash of $8.7 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Trade receivables, net	$4.9	$28.9
Inventory	(32.6)	(15.9)
Trade payables	24.0	(4.3)
Total cash flow impact	$(3.7)	$8.7

●

Trade Receivables, net – Trade Receivables, net was a source of cash of $4.9 million in 2017 compared to a source of cash of $28.9 million in 2016. The higher source of cash in 2016 compared to 2017 was due to strong collection activity of trade receivables. The DSO were 60 days at March 4, 2017 and 59 days at February 27, 2016.

●

Inventory – Inventory was a use of cash of $32.6 million and $15.9 million in 2017 and 2016, respectively. The lower use of cash in 2016 is related to lower seasonal build of inventory in 2016. Inventory days on hand were 70 days as of March 4, 2017 and 68 days as of February 27, 2016.

●

Trade Payables – For the first three months of 2017 trade payables was a source of cash of $24.0 million compared to a use of cash of $4.3 million in 2016. The use of cash in 2016 compared to the source of cash in 2017 is primarily related to higher purchases of inventory and property, plant and equipment.

Cash Flows from Investing Activities:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Net cash used in investing activities	$(144.3)	$(22.5)

In the first quarter of 2017, we acquired Wisdom Adhesives for $123.3 million. Purchases of property, plant and equipment were $19.9 million in the first three months of 2017 as compared to $23.4 million for the same period of 2016. The decrease in 2017 compared to 2016 was primarily related to lower capital expenditures in 2017.

Cash Flows from Financing Activities:

	Three Months Ended
	March 4,	February 27,
($ in millions)	2017	2016
Net cash provided by (used in) financing activities	$101.8	$(12.6)

We had $453.0 million of proceeds from the issuance of long-term debt in the first three months of 2017 which consisted of $300.0 million of proceeds from the issuance of the 4.000% Notes and $153.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives. Repayments of long-term debt were $354.2 million in the first three months of 2017 and $5.6 million in the first three months of 2016. We also paid $2.4 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first three months of 2017. Net proceeds from notes payable were $8.4 million in 2017 compared to net payments of $6.4 million in 2016. Cash dividends paid were $7.0 million in 2017 compared to $6.5 million in 2016. Repurchases of common stock were $2.4 million in the first three months of 2017 compared to $6.5 million in the same period of 2016. There were no repurchases of common stock in 2017 from our 2010 share repurchase program.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Quarterly Report on Form 10-Q, we discuss expectations regarding our future performance which include anticipated financial performance, savings from restructuring and process initiatives, global economic conditions, liquidity requirements, the impact of litigation and environmental matters, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" (including the negative or variations thereof) and other expressions that indicate future events and trends. These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, our plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 3, 2016, identify some of the important factors that could cause our actual results to differ materially from those in any such forward-looking statements. This list of important factors does not include all such factors nor necessarily present them in order of importance. In order to comply with the terms of the safe harbor, we have identified these important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additionally, the variety of products sold by us and the regions where we do business makes it difficult to determine with certainty the increases or decreases in revenues resulting from changes in the volume of products sold, currency impact, changes in geographic and product mix and selling prices. Our best estimates of these changes as well as changes in other factors have been included. References to volume changes include volume, product mix and delivery charges, combined. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 4, 2017 would have resulted in a change in net income of approximately $2.3 million or $0.04 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 59 percent of net revenue was generated outside of the United States for the first quarter of 2017. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We enter into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross border agreements among subsidiaries. Based on financial results for the first quarter of 2017, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.4 million or $0.03 per diluted share.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Based on financial results for the first quarter of 2017 and foreign currency balance sheet positions as of March 4, 2017, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $1.5 million or $0.03 per diluted share.

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the year ended December 3, 2016 have not been restated for the change in functional currency.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the first quarter of 2017, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $1.9 million or $0.04 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 4, 2017.  We acquired Wisdom Adhesives in the first quarter of 2017. They represented approximately six percent of our total assets as of March 4, 2017. As this acquisition occurred in the first quarter of 2017, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of March 4, 2017, our disclosure controls and procedures were effective.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
($ in millions)	March 4, 2017	February 27, 2016	December 3, 2016
Lawsuits and claims settled	3	2	33
Settlement amounts	$0.8	$0.1	$3.1
Insurance payments received or expected to be received	$0.7	$0.1	$2.3

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 3, 2016. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

December 4, 2016 - January 7, 2017	534	$46.44	$24,036

January 8, 2017 - February 4, 2017	-	$-	$24,036

February 5, 2017 - March 4, 2017	50,153	$47.96	$24,036

1   The total number of shares purchased relate to shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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

Item 6. Exhibits

4.1

Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)

4.2

First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.000% Notes due 2027 (incorporated by reference to Exhibit 4.2 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)

4.3	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)
10.1*	Employment Agreement between H.B. Fuller Benelux B.V. and P. Kivits fully executed on October 10, 2015
31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 31, 2017	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

4.1

Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)

4.2

First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.000% Notes due 2027 (incorporated by reference to Exhibit 4.2 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)

4.3	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 in H.B. Fuller’s Current Report on Form 8-K filed on February 14, 2017)
10.1*	Employment Agreement between H.B. Fuller Benelux B.V. and P. Kivits fully executed on October 10, 2015
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed.