Form 10-Q
period 2017-06-03
FULLER H B CO
filed 2017-06-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,533,586 as of June 23, 2017.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Net revenue	$561,651	$532,514	$1,064,974	$1,006,840
Cost of sales	(415,613)	(374,258)	(779,940)	(710,979)
Gross profit	146,038	158,256	285,034	295,861
Selling, general and administrative expenses	(102,770)	(103,684)	(215,685)	(203,451)
Special charges, net	-	(370)	-	(783)
Other income (expense), net	(110)	(1,565)	511	(6,647)
Interest expense	(8,148)	(6,597)	(16,528)	(12,905)
Income before income taxes and income from equity method investments	35,010	46,040	53,332	72,075
Income taxes	(11,151)	(14,290)	(16,916)	(23,050)
Income from equity method investments, net of tax	2,005	1,640	4,279	3,332
Net income including non-controlling interests	25,864	33,390	40,695	52,357
Net income (loss) attributable to non-controlling interests	3	(59)	(33)	(108)
Net income attributable to H.B. Fuller	$25,867	$33,331	$40,662	$52,249

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.51	0.66	0.81	1.04
Diluted	0.50	0.65	0.79	1.02

Weighted-average common shares outstanding:
Basic	50,496	50,145	50,369	50,052
Diluted	51,686	51,253	51,573	51,124

Dividends declared per common share	$0.15	$0.14	$0.29	$0.27

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Net income including non-controlling interests	$25,864	$33,390	$40,695	$52,357
Other comprehensive income
Foreign currency translation	18,513	1,442	7,994	492
Defined benefit pension plans adjustment, net of tax	1,593	690	3,183	3,355
Interest rate swaps, net of tax	10	10	20	20
Cash-flow hedges, net of tax	(23)	(440)	106	(191)
Other comprehensive income	20,093	1,702	11,303	3,676
Comprehensive income	45,957	35,092	51,998	56,033
Less: Comprehensive income attributable to non-controlling interests	3	64	34	108
Comprehensive income attributable to H.B. Fuller	$45,954	$35,028	$51,964	$55,925

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited)
	June 3,	December 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$94,102	$142,245
Trade receivables (net of allowances of $12,376 and $12,310, as of June 3, 2017 and December 3, 2016, respectively)	378,622	351,130
Inventories	302,336	247,399
Other current assets	75,380	70,479
Total current assets	850,440	811,253

Property, plant and equipment	1,111,423	1,093,141
Accumulated depreciation	(595,540)	(577,866)
Property, plant and equipment, net	515,883	515,275

Goodwill	434,210	366,248
Other intangibles, net	239,418	205,359
Other assets	160,285	157,733
Total assets	$2,200,236	$2,055,868

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$28,371	$37,334
Current maturities of long-term debt	10,000	80,178
Trade payables	181,979	162,964
Accrued compensation	49,193	52,444
Income taxes payable	9,482	7,985
Other accrued expenses	46,356	50,939
Total current liabilities	325,381	391,844

Long-term debt, excluding current maturities	747,738	585,759
Accrued pension liabilities	69,245	73,545
Other liabilities	66,121	62,174
Total liabilities	1,208,485	1,113,322

Commitments and contingencies (Note 16)
Redeemable non-controlling interest	-	4,277

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,517,212 and 50,141,343, as of June 3, 2017 and December 3, 2016, respectively	50,517	50,141
Additional paid-in capital	75,390	59,564
Retained earnings	1,116,883	1,090,900
Accumulated other comprehensive loss	(251,427)	(262,729)
Total H.B. Fuller stockholders' equity	991,363	937,876
Non-controlling interests	388	393
Total equity	991,751	938,269
Total liabilities, redeemable non-controlling interest and total equity	$2,200,236	$2,055,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 28, 2015	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Comprehensive income (loss)	-	-	124,128	(35,445)	226	88,909
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016	50,141	59,564	1,090,900	(262,729)	393	938,269
Comprehensive income	-	-	40,662	11,302	34	51,998
Dividends	-	-	(14,679)	-	-	(14,679)
Stock option exercises	407	13,519	-	-	-	13,926
Share-based compensation plans other, net	148	9,553	-	-	-	9,701
Tax benefit on share-based compensation plans	-	1,353	-	-	-	1,353
Repurchases of common stock	(179)	(8,693)	-	-	-	(8,872)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at June 3, 2017	$50,517	$75,390	$1,116,883	$(251,427)	$388	$991,751

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 3, 2017	May 28, 2016
Cash flows from operating activities:
Net income including non-controlling interests	$40,695	$52,357
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	23,971	25,067
Amortization	15,229	13,486
Deferred income taxes	7	1,101
Income from equity method investments, net of dividends received	(4,279)	(3,332)
Gain on sale of assets	(91)	-
Share-based compensation	8,843	6,968
Excess tax benefit from share-based compensation	(1,353)	(592)
Gain on mark to market adjustment to contingent consideration liability	(3,603)	(891)
Non-cash charge for sale of inventories revalued at acquisition	193	103
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(9,890)	13,280
Inventories	(45,390)	(9,059)
Other assets	12,602	9,948
Trade payables	20,443	(7,521)
Accrued compensation	(4,666)	(2,925)
Other accrued expenses	(6,259)	(6,434)
Income taxes payable	(5,569)	4,451
Accrued / prepaid pensions	(2,989)	(1,785)
Other liabilities	3,336	(7,829)
Other	(8,436)	(3,790)
Net cash provided by operating activities	32,794	82,603

Cash flows from investing activities:
Purchased property, plant and equipment	(27,104)	(35,720)
Purchased businesses, net of cash acquired	(123,305)	(9,123)
Purchased investments	(1,250)	-
Proceeds from sale of property, plant and equipment	868	870
Net cash used in investing activities	(150,791)	(43,973)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	598,000	-
Repayment of long-term debt and payment of debt issuance costs	(508,024)	(11,250)
Net (payment of) proceeds from notes payable	(10,287)	11,246
Dividends paid	(14,614)	(13,537)
Purchase of redeemable non-controlling interest	(3,127)	-
Proceeds from stock options exercised	13,926	7,083
Excess tax benefit from share-based compensation	1,353	592
Repurchases of common stock	(8,872)	(6,566)
Net cash provided by (used in) financing activities	68,355	(12,432)

Effect of exchange rate changes on cash and cash equivalents	1,499	656
Net change in cash and cash equivalents	(48,143)	26,854

Cash and cash equivalents at beginning of period	142,245	119,168
Cash and cash equivalents at end of period	$94,102	$146,022

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$65	$124
Cash paid for interest, net of amount capitalized of $101 and $314 for the periods ended June 3, 2017 and May 28, 2016, respectively	$15,393	$14,157
Cash paid for income taxes, net of refunds	$15,739	$18,503

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

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the six months ended May 28, 2016 and the year ended December 3, 2016 have not been restated for the change in functional currency. Monetary assets and liabilities have been remeasured to the U.S. dollar at current exchange rates. Non-monetary assets (property, plant and equipment, net; goodwill; and intangible assets, net) have been remeasured to reflect the difference between the exchange rate when the asset arose and the exchange rate on the date of the change in functional currency. As a result of this change in functional currency, we recorded an $11,317 cumulative translation adjustment included in other comprehensive income for the six months ended June 3, 2017.

New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted. We will apply this guidance to applicable transactions after the adoption date.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization.  Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted.  We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. Early application as of the original effective date is permitted under ASU 2015-14. The standard permits the use of either the retrospective or cumulative effect transition method. We are continuing to evaluate the effect this guidance will have on our Consolidated Financial Statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have identified an implementation project team and related oversight processes and have commenced the assessment phase of the project. We have not concluded as to whether the new guidance will be adopted on a full or modified retrospective basis, but will not apply the early adoption provisions of the new guidance.

Note 2: Acquisitions

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and assembly markets. The acquisition will help strengthen our position in the North America adhesives market. The purchase price of $123,305 was financed through borrowings on our revolving credit facility and was recorded in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $548, which were recorded as selling, general and administrative (“SG&A”) expenses in the Condensed Consolidated Statement of Income for the six months ended June 3, 2017.

The acquisition fair value measurement was preliminary as of June 3, 2017, subject to the completion of the valuation of Wisdom Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
Current assets	$13,741
Property, plant and equipment	10,516
Goodwill	60,557
Other intangibles
Customer relationships	33,300
Trademarks/trade names	13,600
Current liabilities	(8,409)
Total purchase price	$123,305

The preliminary expected lives of the acquired intangible assets are 15 years for customer relationships and 10 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $60,557 to goodwill for the expected synergies from combining Wisdom Adhesives with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Wisdom Adhesives acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

Cyberbond

On June 8, 2016, we acquired Cyberbond, L.L.C., (“Cyberbond”) headquartered in Batavia, Illinois with operations in the United States and Europe. Cyberbond is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment. The purchase price of $42,182, net of cash acquired of $332, was funded through existing cash and was recorded in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $527, which were recorded as SG&A expenses in the Condensed Consolidated Statement of Income for the year ended December 3, 2016.

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

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $23,654 to goodwill for the expected synergies from combining Cyberbond with our existing business. The amount of goodwill deductible for tax purposes is $10,658. The goodwill was assigned to our Engineering Adhesives operating segment. The Cyberbond acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

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

Note 3: Restructuring Actions

Business Integration Project

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we took a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project.” During the second quarter and six months ended May 28, 2016, we incurred costs of $370 and $783 related to transformation costs, workforce reduction costs, facility exit costs and other related costs for the Business Integration Project, which are included in special charges, net in the Condensed Consolidated Statements of Income. The Business Integration Project was substantially complete at the end of 2016.

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. During the three and six months ended June 3, 2017, we recorded a pre-tax charge of $5,634 and $15,802, respectively, related to the implementation of the 2017 Restructuring Plan.

The following table summarizes the pre-tax distribution of restructuring charges by income statement classification:

	Three Months Ended	Six Months Ended
	June 3, 2017	June 3, 2017
Cost of sales	$5,252	$8,899
Selling, general and administrative	382	6,903
	$5,634	$15,802

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended	Six Months Ended
	June 3, 2017	June 3, 2017
Americas Adhesives	$39	$1,765
EIMEA	1,266	6,055
Asia Pacific	35	1,887
Construction Products	4,209	5,458
Engineering Adhesives	85	637
	$5,634	$15,802

A summary of the restructuring liability during the six months ended June 3, 2017 is presented below:

	Employee- Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	$-	$-	$-
Expenses incurred	9,898	5,094	810	15,802
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(5,810)	(803)	(505)	(7,118)
Foreign currency translation	261	-	-	261
Balance at June 3, 2017	$4,349	$-	$305	$4,654

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	June 3,	December 3,
	2017	2016
Raw materials	$149,629	$116,200
Finished goods	165,028	142,397
LIFO reserve	(12,321)	(11,198)
Total inventories	$302,336	$247,399

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the six months ended June 3, 2017 is presented below:

	Americas			Asia	Construction	Engineering
	Adhesives		EIMEA	Pacific	Products	Adhesives	Total
Balance at December 3, 2016	$59,821		$98,876	$17,481	$21,901	$168,169	$366,248
Acquisitions	60,557	[1]	-	-	-	-	60,557
Currency impact	(646)		4,844	339	22	2,846	7,405
Balance at June 3, 2017	$119,732		$103,720	$17,820	$21,923	$171,015	$434,210

[1]	Preliminary goodwill balance as of June 3, 2017.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	June 3, 2017
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,651	$289,181	$65,350	$425,182
Accumulated amortization	(29,189)	(123,054)	(34,092)	(186,335)
Net identifiable intangibles	$41,462	$166,127	$31,258	$238,847

	December 3, 2016
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,504	$251,329	$51,116	$372,949
Accumulated amortization	(21,448)	(116,411)	(30,198)	(168,057)
Net identifiable intangibles	$49,056	$134,918	$20,918	$204,892

Amortization expense with respect to amortizable intangible assets was $7,874 and $6,788 for the second quarter ended June 3, 2017 and May 28, 2016, respectively, and $15,229 and $13,486 for the six months ended June 3, 2017 and May 28, 2016, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder of
Fiscal Year	2017	2018	2019	2020	2021	Thereafter
Amortization Expense	$16,751	$32,398	$30,224	$27,843	$26,372	$105,259

Non-amortizable intangible assets as of June 3, 2017 are $571 and are related to trademarks and trade names.

Note 6: Long-Term Debt

On April 12, 2017, we entered into a credit agreement with a consortium of financial institutions under which we established a $400,000 multi-currency revolving credit facility and a $100,000 term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. Interest on the revolving credit facility is payable at LIBOR plus 1.10 percent. A facility fee of 0.15 percent is payable quarterly. The interest rate on the term loan is payable at LIBOR plus 1.25 percent. The interest rates and the facility fee are based on a ratings grid. The credit agreement replaced the previous credit agreement entered into on October 31, 2014. The April 12, 2017 credit agreement expires April 12, 2022.

During the second quarter ended June 3, 2017, we entered into an interest rate swap agreement to convert $125,000 of our Series E private placement to a variable interest rate of 1-month LIBOR (in arrears) plus 2.22 percent.

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

We adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, during the quarter ended March 4, 2017 on a retrospective basis. The impact of adopting ASU No. 2015-03 on our financial statements was the reclassification of deferred debt issuance costs related to our long-term debt, with the exception of our revolving credit line, from an asset to a direct deduction to the corresponding debt.  Reclassifications from an asset to a direct deduction to the corresponding debt of $2,386 was included in our Condensed Consolidated Balance Sheets as of December 3, 2016.

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

During the first quarter of 2017, we purchased the remaining shares from the non-controlling shareholder for €4,206. The difference between the non-controlling interest balance and the purchase price was recorded in additional paid-in capital in the first quarter of 2017.

Redeemable
Non-Controlling
Interest
Balance at December 3, 2016	$4,277
Net income attributed to redeemable non-controlling interest	39
Purchase of redeemable non-controlling interest	(4,468)
Foreign currency translation adjustment	152
Balance at June 3, 2017	$-

Note 8: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs which provide for equity awards including non-qualified stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended December 3, 2016.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the quarter ended June 3, 2017 and May 28, 2016 were calculated using the following weighted average assumptions:

	Three Months Ended						Six Months Ended
	June 3, 2017			May 28, 2016			June 3, 2017			May 28, 2016
Expected life (in years)		4.75			4.75			4.75			4.75
Weighted-average expected volatility		24.32%			28.55%			24.85%			29.01%
Expected volatility	24.31%	-	24.33%	28.00%	-	29.20%	24.31%	-	24.88%	28.00%	-	29.23%
Risk-free interest rate		1.81%			1.25%			1.89%			1.43%
Expected dividend yield		1.11%			1.27%			1.12%			1.55%
Weighted-average fair value of grants		$10.90			$9.81			$10.81			$7.72

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

Total share-based compensation expense of $3,811 and $2,701 was included in our Condensed Consolidated Statements of Income for the second quarter ended June 3, 2017 and May 28, 2016, respectively. Total share-based compensation expense of $8,843 and $6,968 was included in our Condensed Consolidated Statements of Income for the six months ended June 3, 2017 and May 28, 2016, respectively. All share-based compensation expense was recorded as SG&A expense. For the second quarter ended June 3, 2017 and May 28, 2016, there was $300 and $933 of excess tax benefit recognized. For the six months ended June 3, 2017 and May 28, 2016, there was $1,353 and $592 of excess tax benefit recognized.

As of June 3, 2017, there was $10,198 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation costs related to unvested restricted stock units was $16,463, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Option Activity

The stock option activity for the six months ended June 3, 2017 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 3, 2016	2,986,481	$34.92
Granted	717,596	50.04
Exercised	(407,288)	34.19
Forfeited or cancelled	(74,113)	36.84
Outstanding at June 3, 2017	3,222,676	$38.34

The total fair value of options granted during the quarter ended June 3, 2017 and May 28, 2016 were $373 and $324, respectively. Total intrinsic value of options exercised during the second quarter ended June 3, 2017 and May 28, 2016 were $2,204 and $7,265, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair value of options granted during the six months ended June 3, 2017 and May 28, 2016 were $7,757 and $6,462, respectively. Total intrinsic value of options exercised during the six months ended June 3, 2017 and May 28, 2016 were $6,624 and $7,276, respectively.

Proceeds received from option exercises during the second quarter ended June 3, 2017 and May 28, 2016 was $5,377 and $7,051, respectively, and $13,926 and $7,083 during the six months ended June 3, 2017 and May 28, 2016.

Restricted Stock Activity

The nonvested restricted stock activity for the quarter ended June 3, 2017 is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	281,507	-	281,507	51.31	1.7
Vested	(149,095)	(36,953)	(186,048)	39.79	-
Forfeited	(17,400)	-	(17,400)	37.86	1.5
Nonvested at June 3, 2017	467,756	-	467,756	$44.68	1.5

Total fair value of restricted stock vested during the second quarter ended June 3, 2017 and May 28, 2016 was $432 and $179, respectively. Total fair value of restricted stock vested during the six months ended June 3, 2017 and May 28, 2016 was $7,402 and $6,012, respectively. The total fair value of nonvested restricted stock at June 3, 2017 was $21,214.

We repurchased 3,122 and 1,106 restricted stock shares during the second quarter ended June 3, 2017 and May 28, 2016, respectively. We repurchased 53,809 and 67,533 restricted stock shares during the six month ended June 3, 2017 and May 28, 2016, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation units activity for the six months ended June 3, 2017 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2016	424,319	41,116	465,435
Participant contributions	8,373	4,582	12,955
Company match contributions	837	458	1,295
Payouts	(14,143)	(7,712)	(21,855)
Units outstanding June 3, 2017	419,386	38,444	457,830

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended June 3, 2017 and May 28, 2016
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2017	2016	2017	2016	2017	2016
Service cost	$28	$27	$512	$481	$52	$84
Interest cost	3,603	3,768	1,147	1,366	398	480
Expected return on assets	(6,364)	(6,077)	(2,400)	(2,483)	(1,447)	(1,342)
Amortization:
Prior service cost	7	7	(1)	(1)	-	(10)
Actuarial loss	1,307	1,293	846	753	253	532
Net periodic (benefit) cost	$(1,419)	$(982)	$104	$116	$(744)	$(256)

	Six Months Ended June 3, 2017 and May 28, 2016
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2017	2016	2017	2016	2017	2016
Service cost	$56	$54	$1,020	$961	$104	$168
Interest cost	7,206	7,535	2,291	2,733	796	960
Expected return on assets	(12,728)	(12,154)	(4,791)	(4,965)	(2,894)	(2,684)
Amortization:
Prior service cost	14	14	(2)	(2)	-	(20)
Actuarial loss	2,614	2,586	1,688	1,505	506	1,064
Net periodic (benefit) cost	$(2,838)	$(1,965)	$206	$232	$(1,488)	$(512)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended June 3, 2017				Three Months Ended May 28, 2016
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$25,867	$(3)	-	-	$33,331	$59
Foreign currency translation adjustment¹	$18,507	-	18,507	6	$1,437	-	1,437	5
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,412	$(819)	1,593	-	1,173	$(483)	690	-
Interest rate swap³	16	(6)	10	-	16	(6)	10	-
Cash-flow hedges³	(37)	14	(23)	-	(711)	271	(440)	-
Other comprehensive income (loss)	$20,898	$(811)	20,087	6	$1,915	$(218)	1,697	5
Comprehensive income (loss)			$45,954	$3			$35,028	$64

	Six Months Ended June 3, 2017				Six Months Ended May 28, 2016
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$40,662	$33	-	-	$52,249	$108
Foreign currency translation adjustment¹	$7,993	-	7,993	1	$492	-	492	-
Reclassification to earnings:
Defined benefit pension plans adjustment²	4,820	$(1,637)	3,183	-	5,170	$(1,815)	3,355	-
Interest rate swap³	32	(12)	20	-	29	(9)	20	-
Cash-flow hedges³	171	(65)	106	-	(308)	117	(191)	-
Other comprehensive income (loss)	$13,016	$(1,714)	11,302	1	$5,383	$(1,707)	3,676	-
Comprehensive income (loss)			$51,964	$34			$55,925	$108

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. As discussed in Note 1, the foreign currency translation adjustment for the six months ended June 3, 2017 includes the impact of the change in functional currency for our subsidiaries in Latin America.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A expense and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	June 3, 2017
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(77,453)	$(77,388)	$(65)
Defined benefit pension plans adjustment, net of taxes of $89,097	(172,918)	(172,918)	-
Interest rate swap, net of taxes of ($30)	48	48	-
Cash-flow hedges, net of taxes of $720	(1,169)	(1,169)	-
Accumulated other comprehensive loss	$(251,492)	$(251,427)	$(65)

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Interest rate swap, net of taxes of ($17)	28	28	-
Cash-flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Accumulated other comprehensive loss	$(262,795)	$(262,729)	$(66)

Note 11: Income Taxes

As of June 3, 2017, we had a liability of $4,508 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $4,165 as of December 3, 2016. As of June 3, 2017, we had accrued $717 of gross interest relating to unrecognized tax benefits. For the quarter ended June 3, 2017, our recorded liability for gross unrecognized tax benefits increased by $154.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
(Shares in thousands)	2017	2016	2017	2016
Weighted-average common shares - basic	50,496	50,145	50,369	50,052
Equivalent shares from share-based compensations plans	1,190	1,108	1,204	1,072
Weighted-average common and common equivalent shares - diluted	51,686	51,253	51,573	51,124

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

Options to purchase 6,857 and 406,028 shares of common stock at a weighted-average exercise price of $52.75 and $48.59 for the quarters ended June 3, 2017 and May 28, 2016, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 132,560 and 950,516 shares of common stock at a weighted-average exercise price of $50.17 and $44.10 for the six months ended June 3, 2017 and May 28, 2016, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

Note 13: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

We use foreign currency forward contracts, cross-currency swaps, and interest rate swaps to manage risks associated with foreign currency exchange rates and interest rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to the designated hedge or undesignated (economic) hedge relationship. We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

We are exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. We select investment-grade multinational banks and financial institutions as counterparties for derivative transactions and monitor the credit quality of each of these banks on periodic basis as warranted. We do not anticipate nonperformance by any of these counterparties, and valuation allowances, if any, are de minimis.

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

As of June 3, 2017, the combined fair value of the swaps was a liability of $5,054 and was included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of June 3, 2017 resulted in additional pre-tax gain of $7 for the six months ended June 3, 2017 as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,169 as of June 3, 2017. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of June 3, 2017 that is expected to be reclassified into earnings within the next twelve months is $719. As of June 3, 2017, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

 The following table summarizes the cross-currency swaps outstanding as of June 3, 2017:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$(378)
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$(847)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(1,248)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(2,581)
Receive USD		4.30375%
Total			$177,336	$(5,054)

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

As of June 3, 2017, we had forward foreign currency contracts maturing between June 15, 2017 and April 13, 2018. The mark-to-market effect associated with these contracts, on a net basis, was a gain of $328 as of June 3, 2017. These gains were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Fair Value Hedges

During the second quarter ended June 3, 2017, we entered into interest rate swap agreements to convert $125,000 of our Series E private placement to variable interest rates of 1-month LIBOR (in arrears) plus 2.22 percent. The combined fair value of the interest rate swaps in total was an asset of $993 at June 3, 2017 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the 5.61% Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

We entered into interest rate swap agreements to convert $150,000 of our $300,000 4.000% Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR (in advance) plus 1.86 percent. See Note 6 for further discussion on the issuance of our 4.000% Notes. The combined fair value of the interest rate swaps in total was an asset of $1,007 at June 3, 2017 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the 4.000% Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

We entered into interest rate swap agreements to convert $75,000 of our senior notes that were issued in November 2009 to variable interest rates. At June 3, 2017, one swap remains in place to convert $25,000 of our 5.61% senior notes issued on December 16, 2009 to a variable interest rate of 6-month LIBOR (in arrears) plus 1.78 percent. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $1,160 at June 3, 2017 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps in total was an asset of $1,224 at June 3, 2017 and $1,579 at December 3, 2016 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. For the six months ended June 3, 2017 and May 28, 2016, a pre-tax loss of $91 and $48, respectively, was recorded as the fair value of the Senior Notes decreased by more than the fair value of the interest rate swap attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 3, 2017, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 3, 2017 and December 3, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 3,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,763	$2,763	$-	$-
Foreign exchange contract assets	2,359	-	2,359	-
Interest rate swaps	3,224	-	3,224	-

Liabilities:
Foreign exchange contract liabilities	$2,031	$-	$2,031	$-
Contingent consideration liability	1,082	-	-	1,082
Cash-flow hedges	5,054	-	5,054	-

	December 3,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,020	$1,020	$-	$-
Foreign exchange contract assets	11,697	-	11,697	-
Interest rate swaps	1,579	-	1,579	-
Cash-flow hedges	4,654	-	4,654	-

Liabilities:
Foreign exchange contract liabilities	$6,925	$-	$6,925	$-
Contingent consideration liability	4,720	-	-	4,720

Long-term debt had an estimated fair value of $791,936 and $693,283 as of June 3, 2017 and December 3, 2016, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The contingent consideration liability activity for the six months ended June 3, 2017 is presented below:

Amount
Balance at December 3, 2016	$4,720
Mark to market adjustment	(3,603)
Foreign currency translation adjustment	(35)
Balance at June 3, 2017	$1,082

Subsequent to the second quarter of 2017, we entered into an agreement to modify the terms of the earnout calculation associated with the contingent consideration liability. This modification results in an increase to the contingent consideration liability by approximately $1,100 based on assumptions utilized for the second quarter 2017 valuation.

Note 15: Share Repurchase Program

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares. During six months ended June 3, 2017, no shares were repurchased shares under the April 6, 2017 program.

During the six months ended June 3, 2017, we repurchased shares under the September 30, 2010 program with an aggregate value of $6,284. Of this amount, $125 reduced common stock and $6,159 reduced additional paid-in capital. During the six months ended May 28, 2016, we repurchased shares with an aggregate value of $4,210. Of this amount, $125 reduced common stock and $4,085 reduced additional paid-in capital.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	June 3, 2017	May 28, 2016	December 3, 2016
Lawsuits and claims settled	7	4	33
Settlement amounts	$1,423	$343	$3,061
Insurance payments received or expected to be received	$1,132	$251	$2,253

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

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	June 3, 2017			May 28, 2016
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income
Americas Adhesives	$229,622	$4,048	$26,455	$206,147	$4,095	$35,884
EIMEA	135,226	4,452	8,083	139,897	4,494	11,027
Asia Pacific	64,466	1,416	4,751	60,119	1,309	3,036
Construction Products	63,754	-	(1,853)	67,634	51	2,534
Engineering Adhesives	68,583	-	5,832	58,717	-	2,091
Total	$561,651		$43,268	$532,514		$54,572

	Six Months Ended
	June 3, 2017			May 28, 2016
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$422,784	$7,857	$47,488	$389,466	$7,725	$62,143
EIMEA	259,265	7,899	9,880	264,188	9,765	17,190
Asia Pacific	127,112	2,503	6,630	113,979	2,261	6,789
Construction Products	120,800	-	(2,536)	127,708	155	3,319
Engineering Adhesives	135,013	-	7,887	111,499	-	2,969
Total	$1,064,974		$69,349	$1,006,840		$92,410

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Segment operating income	$43,268	$54,572	$69,349	$92,410
Special charges, net	-	(370)	-	(783)
Other income (expense), net	(110)	(1,565)	511	(6,647)
Interest expense	(8,148)	(6,597)	(16,528)	(12,905)
Income before income taxes and income from equity method investments	$35,010	$46,040	$53,332	$72,075

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2016 for important background information related to our business.

Net revenue in the second quarter of 2017 increased 5.5 percent from the second quarter of 2016. Revenue increased 9.4 percent due to sales volume, including 5.4 percent from acquisitions, and a 0.2 percent increase due to favorable sales mix compared to the second quarter of 2016. A weaker Egyptian pound, Euro, Chinese renminbi, Turkish lira and Mexican peso compared to the U.S. dollar for the second quarter of 2017 compared to the second quarter of 2016 were the main drivers of a negative 4.1 percent currency effect. Gross profit margin decreased 370 basis points primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Net revenue in the first six months of 2017 increased 5.8 percent from the first six months of 2016. Revenue increased 10.8 percent due to sales volume, including 4.4 percent from acquisitions, but was partially offset by a 1.0 percent decrease due to unfavorable sales mix and a 0.2 percent decrease in product pricing compared to the first six months of 2016. A weaker Egyptian pound, Euro, Chinese renminbi, Turkish lira and Mexican peso compared to the U.S. dollar for the first six months of 2017 compared to the first six months of 2016 were the main drivers of a negative 3.8 percent currency effect. Gross profit margin decreased 260 basis points primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Net income attributable to H.B. Fuller in the second quarter of 2017 was $25.9 million compared to $33.3 million in the second quarter of 2016. On a diluted earnings per share basis, the second quarter of 2017 was $0.50 per share compared to $0.65 per share for the second quarter of 2016.

Net income attributable to H.B. Fuller in the first six months of 2017 was $40.7 million compared to $52.2 million in the first six months of 2016. On a diluted earnings per share basis, the first six months of 2017 was $0.79 per share compared to $1.02 per share for the first six months of 2016.

Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur costs of approximately $17.0 million to $20.0 million which includes severance and related employee costs, and costs related to the optimization of production facilities, streamlining of processes, rationalization of product offerings and accelerated depreciation of long-lived assets. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. During the second quarter and six months ended June 3, 2017, we recorded a pre-tax charge of $5.6 million and $15.8 million, respectively, related to the 2017 Restructuring Plan.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$561.7	$532.5	5.5%	$1,065.0	$1,006.8	5.8%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the second quarter and first six months of 2017 compared to the same periods in 2016:

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	9.6%	9.6%
Currency	(4.1%)	(3.8%)
Total	5.5%	5.8%

Constant currency growth was a positive 9.6 percent in the second quarter of 2017 compared to the second quarter of 2016. The 9.6 percent constant currency growth in the second quarter of 2017 was driven by 21.7 percent growth in Engineering Adhesives, 11.0 percent growth in Asia Pacific, 8.1 percent growth in EIMEA and 11.8 percent growth in Americas Adhesives, offset by a 6.1 percent decrease in Construction Products. The negative 4.1 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Euro, Chinese renminbi, Turkish lira and Mexican peso.

Constant currency growth was a positive 9.6 percent in the first six months of 2017 compared to the first six months of 2016. The 9.6 percent constant currency growth in the first six months of 2017 was driven by 25.7 percent growth in Engineering Adhesives, 15.2 percent growth in Asia Pacific, 8.6 percent growth in EIMEA and 9.0 percent growth in Americas Adhesives, offset by a 5.7 percent decrease in Construction Products. The negative 3.8 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Euro, Chinese renminbi, Turkish lira and Mexican peso.

Cost of sales:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Raw materials	$312.4	$285.0	9.6%	$585.8	$539.4	8.6%
Other manufacturing costs	103.2	89.3	15.6%	194.1	171.6	13.2%
Cost of sales	$415.6	$374.3	11.0%	$779.9	$711.0	9.7%
Percent of net revenue	74.0%	70.3%		73.2%	70.6%

Cost of sales in the second quarter of 2017 compared to the second quarter of 2016 increased 370 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 210 basis points in the second quarter of 2017 compared to the second quarter of 2016 primarily due to higher raw material costs. Other manufacturing costs as a percentage of revenue increased 160 basis points in the second quarter of 2017 compared to the second quarter of 2016 driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Cost of sales in the first six months of 2017 compared to the first six months of 2016 increased 260 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 140 basis points in the first six months of 2017 compared to the first six months of 2016 primarily due to higher raw material costs. Other manufacturing costs as a percentage of revenue increased 120 basis points in the first six months of 2017 compared to the first six months of 2016 driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Gross profit:

	Three Months Ended				Six Months Ended
	June 3,	May 28,	2017 vs		June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016		2017	2016	2016
Gross profit	$146.0	$158.3	(7.7%	)	$285.0	$295.9	(3.7%	)
Percent of net revenue	26.0%	29.7%			26.8%	29.4%

Gross profit in the second quarter of 2017 decreased 7.7 percent and gross profit margin decreased 370 basis points compared to the second quarter of 2016. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Gross profit in the first six months of 2017 decreased 3.7 percent and gross profit margin decreased 260 basis points compared to the first six months of 2016. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended				Six Months Ended
	June 3,	May 28,	2017 vs		June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016		2017	2016	2016
SG&A	$102.8	$103.7	(0.9%	)	$215.7	$203.5	6.0%
Percent of net revenue	18.3%	19.5%			20.3%	20.2%

SG&A expenses for the second quarter of 2017 decreased $0.9 million, or 0.9 percent, compared to the second quarter of 2016. The decrease is mainly due to lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S., partially offset by the impact of acquired businesses.

SG&A expenses for the first six months of 2017 increased $12.2 million, or 6.0 percent, compared to the first six months of 2016. The increase is mainly due to the impact of acquired businesses and the implementation of the 2017 Restructuring Plan, partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

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

Special charges, net:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Special charges, net	$-	$0.4	NMP	$-	$0.8	NMP

NMP = Non-meaningful percentage

The following table provides detail of special charges, net:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
($ in millions)	2017	2016	2017	2016
Acquisition and transformation related costs	$-	$0.1	$-	$0.2
Facility exit costs	-	0.1	-	0.4
Other related costs	-	0.2	-	0.2
Special charges, net	$-	$0.4	$-	$0.8

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the second quarter and six months ended May 28, 2016, we incurred special charges, net of $0.4 million and $0.8 million respectively, for costs related to the Business Integration Project. The Business Integration Project was substantially complete at the end of 2016.

 Other income (expense), net:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Other income (expense), net	$(0.1)	$(1.6)	NMP	$0.5	$(6.6)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2017 included $1.0 million of currency transaction losses off set by $0.8 million of interest income. Other income (expense), net in the second quarter of 2016 included $2.4 million of currency transaction losses offset by $0.3 million of net financing income and $0.5 million of interest income.

Other income (expense), net in the first six months of 2017 included $1.4 million of interest income offset by $1.0 million of currency transaction losses. Other income (expense), net in the first six months of 2016 included $8.2 million of currency transaction losses offset by $0.6 million of net financing income and $1.0 million of interest income.

Interest expense:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Interest expense	$8.1	$6.6	23.5%	$16.5	$12.9	28.1%

Interest expense in the second quarter of 2017 compared to the second quarter of 2016 was higher due to U.S. debt balances at higher interest rates from the issuance of our 4.00% Notes, and higher LIBOR rates on floating rate debt held in the U.S. We capitalized less than $0.1 million of interest expense in the second quarter of 2017 compared to $0.2 million in the same period last year.

Interest expense in the first six months of 2017 compared to the same period last year was higher due to higher U.S. debt balances at higher interest rates from the issuance of our 4.00% Notes and higher LIBOR rates on floating rate debt held in the U.S. In addition, and as a result of the issuance of our 4.000% Notes during the first six months of 2017, we recorded $0.5 million of accelerated amortization of debt issuance costs related to debt facilities that were repaid with proceeds from the 4.000% Notes. We capitalized $0.1 million of interest expense in the first six months of 2017 compared to $0.3 million in the same period last year.

Income taxes:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Income taxes	$11.2	$14.3	(22.0%)	$16.9	$23.1	(26.6%)
Effective tax rate	31.9%	31.0%		31.7%	32.0%

Income tax expense of $11.2 million in the second quarter of 2017 includes $0.8 million of discrete tax expense and $1.9 million of tax benefit from costs primarily related to the restructuring plans and other non-recurring items. Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.2 percent.

Income tax expense of $16.9 million in the first six months of 2017 includes $0.9 million of discrete tax expense and $5.9 million of tax benefit from costs primarily related to the restructuring plans and other non-recurring items. Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.4 percent.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Income from equity method investments	$2.0	$1.6	22.3%	$4.3	$3.3	28.4%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the second quarter and first six months of 2017 compared to the same periods of 2016 is primarily related to higher net income in our joint venture.

Net income attributable to non-controlling interests:

Net income attributable to non-controlling interests relates primarily to an 11 percent redeemable non-controlling interest in HBF Turkey and was not material for the quarter ended June 3, 2017 and May 28, 2016. During the first quarter of 2017, we purchased the remaining shares from the non-controlling shareholder.

Net income attributable to H.B. Fuller:

	Three Months Ended				Six Months Ended
	June 3,	May 28,	2017 vs		June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016		2017	2016	2016
Net income attributable to H.B. Fuller	$25.9	$33.3	(22.4%	)	$40.7	$52.2	(22.2%	)
Percent of net revenue	4.6%	6.3%			3.8%	5.2%

The net income attributable to H.B. Fuller for the second quarter of 2017 was $25.9 million compared to $33.3 million for the second quarter of 2016. The diluted earnings per share for the second quarter of 2017 was $0.50 per share as compared to $0.65 per share for the second quarter of 2016.

The net income attributable to H.B. Fuller for the first six months of 2017 was $40.7 million compared to $52.2 million for the first six months of 2016. The diluted earnings per share for the first six months of 2017 was $0.79 per share as compared to $1.02 per share for the first six months of 2016.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	June 3, 2017		May 28, 2016		June 3, 2017		May 28, 2016
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$229.6	41%	$206.2	39%	$422.8	40%	$389.5	39%
EIMEA	135.2	24%	139.9	26%	259.3	24%	264.2	26%
Asia Pacific	64.5	12%	60.1	11%	127.1	12%	113.9	11%
Construction Products	63.8	11%	67.6	13%	120.8	11%	127.7	13%
Engineering Adhesives	68.6	12%	58.7	11%	135.0	13%	111.5	11%
Total	$561.7	100%	$532.5	100%	$1,065.0	100%	$1,006.8	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	June 3, 2017		May 28, 2016		June 3, 2017		May 28, 2016
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$26.5	61%	$35.9	66%	$47.5	68%	$62.1	67%
EIMEA	8.1	19%	11.0	20%	9.8	14%	17.2	19%
Asia Pacific	4.8	11%	3.1	5%	6.6	10%	6.8	7%
Construction Products	(1.9)	(4%)	2.5	5%	(2.5)	(4%)	3.3	4%
Engineering Adhesives	5.8	13%	2.1	4%	7.9	12%	3.0	3%
Total	$43.3	100%	$54.6	100%	$69.3	100%	$92.4	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
($ in millions)	2017	2016	2017	2016
Segment operating income	$43.3	$54.6	$69.3	$92.4
Special charges, net	-	(0.4)	-	(0.8)
Other income (expense), net	(0.1)	(1.6)	0.5	(6.6)
Interest expense	(8.2)	(6.6)	(16.5)	(12.9)
Income before income taxes and income from equity method investments	$35.0	$46.0	$53.3	$72.1

Americas Adhesives

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$229.6	$206.2	11.4%	$422.8	$389.5	8.6%
Segment operating income	$26.5	$35.9	(26.3%)	$47.5	$62.1	(23.6%)
Segment operating margin	11.5%	17.4%		11.2%	16.0%

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	11.8%	9.0%
Currency	(0.4%)	(0.4%)
Total	11.4%	8.6%

Net revenue increased 11.4 percent in the second quarter of 2017 compared to the second quarter of 2016. The 11.8 percent increase in constant currency growth was attributable to a 12.3 percent increase in sales volume, including a 10.7 percent increase due to the Wisdom Adhesives acquisition, and a 0.8 percent increase in sales mix offset by an unfavorable 1.3 percent decrease in product pricing. The negative currency effect was due to the weaker Mexico peso, Canadian dollar and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 450 basis points mainly due to lower sales prices and higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 200 basis points, primarily due to the acquisition and integration of Wisdom Adhesives and higher delivery expense. SG&A expenses as a percentage of net revenue decreased 60 basis points due to the implementation of the 2017 Restructuring Plan. Segment operating income decreased 26.3 percent and segment operating margin as a percentage of net revenue decreased 590 basis points compared to the second quarter of 2016.

Net revenue increased 8.6 percent in the first six months of 2017 compared to the first six months of 2016. The 9.0 percent increase in constant currency growth was attributable to a 11.8 percent increase in sales volume, including a 7.7 percent increase due to the Wisdom Adhesives acquisition, offset by a 1.4 percent decrease due to unfavorable sales mix and a 1.4 percent decrease in product pricing. The negative currency effect was due to the weaker Mexico peso and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 310 basis points mainly due to lower sales prices, higher raw material costs, and the impact of valuing inventories related to the Wisdom Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 160 basis points, primarily due to the acquisition and integration of Wisdom Adhesives and higher delivery expense. Segment operating income decreased 23.6 percent and segment operating margin as a percentage of net revenue decreased 480 basis points compared to the first six months of 2016.

EIMEA

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$135.2	$139.9	(3.3%)	$259.3	$264.2	(1.9%)
Segment operating income	$8.1	$11.0	(26.7%)	$9.8	$17.2	(42.5%)
Segment operating margin	6.0%	7.9%		3.8%	6.5%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	8.1%	8.6%
Currency	(11.4%)	(10.5%)
Total	(3.3%)	(1.9%)

Net revenue decreased 3.3 percent in the second quarter of 2017 compared to the second quarter of 2016. The 8.1 percent increase in constant currency growth was attributable to a 4.0 percent increase in sales volume, a 3.7 percent increase in product pricing, and a 0.4 percent increase in favorable sales mix. The negative currency effect of 11.4 percent was primarily the result of a weaker Egyptian pound, Euro and Turkish lira compared to the U.S. dollar. Sales volume growth was primarily related to the hygiene and durable assembly markets, and strong growth in the emerging markets. Raw material cost as a percentage of net revenue increased 140 basis points in the second quarter compared to the second quarter last year primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue were 30 basis points higher than the second quarter of 2016. Segment operating income decreased 26.7 percent and segment operating margin decreased 190 basis points compared to the second quarter of 2016.

Net revenue decreased 1.9 percent in the first six months of 2017 compared to the first six months of 2016. The 8.6 percent increase in constant currency growth was attributable to a 5.1 percent increase in sales volume, a 3.4 percent increase in product pricing and a 0.1 percent increase in sales mix. The negative currency effect of 10.5 percent was primarily the result of a weaker Egyptian pound, Euro and Turkish lira compared to the U.S. dollar. Sales volume growth was primarily related to the hygiene and durable assembly markets, and strong growth in the emerging markets. Raw material cost as a percentage of net revenue increased 40 basis points in the six months compared to the six months last year primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue were 90 basis points higher than the second quarter of 2016 due to the implementation of the 2017 Restructuring Plan. SG&A expenses as a percentage of net revenue increased 140 basis points due to the implementation of the 2017 Restructuring Plan. Segment operating income decreased 42.5 percent and segment operating margin decreased 270 basis points compared to the first six months of 2016.

Asia Pacific

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$64.5	$60.1	7.2%	$127.1	$113.9	11.5%
Segment operating income	$4.8	$3.1	56.5%	$6.6	$6.8	(2.3%)
Segment operating margin	7.4%	5.0%		5.2%	6.0%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	11.0%	15.2%
Currency	(3.8%)	(3.7%)
Total	7.2%	11.5%

Net revenue in the second quarter of 2017 increased 7.2 percent compared to the second quarter of 2016. The 11.0 percent increase in constant currency growth was attributable to a 12.5 percent increase in sales volume including a 4.8 percent increase due to the Advanced Adhesives acquisition, partially offset by a 0.4 percent decrease due to unfavorable sales mix and a 1.1 percent decrease in product pricing. Organic constant currency growth was primarily driven by volume growth in Greater China. Negative currency effects of 3.8 percent compared to the second quarter of 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar partially offset by a stronger Australian dollar. Raw material costs as a percentage of net revenue decreased 20 basis points compared to the second quarter of 2016. Other manufacturing costs as a percentage of net revenue decreased 60 basis points compared to the second quarter of 2016 primarily due to the acquisition of Advanced Adhesives. SG&A expenses as a percentage of net revenue decreased 160 basis points due to lower expenses related to general spending reductions, foreign currency exchange rate benefits on spending outside the U.S and the impact of the acquisition of Advanced Adhesives. Segment operating income increased 56.5 percent and segment operating margin increased 240 basis points compared to the second quarter of 2016.

Net revenue in the first six months of 2017 increased 11.5 percent compared to the first six months of 2016. The 15.2 percent increase in constant currency growth was attributable to a 18.3 percent increase in sales volume including a 5.8 percent increase due to the Advanced Adhesives acquisition, partially offset by a 1.5 percent decrease due to unfavorable sales mix and a 1.6 percent decrease in product pricing. Organic constant currency growth was primarily driven by volume growth in Greater China. Negative currency effects of 3.7 percent compared to the first six months of 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar partially offset by a stronger Australian dollar. Raw material costs as a percentage of net revenue increased 60 basis points compared to the first six months of 2016 due to unfavorable sales mix and higher raw material costs. Other manufacturing costs as a percentage of net revenue was flat compared to the first six months of 2016. Segment operating income decreased 2.3 percent and segment operating margin decreased 80 basis points compared to the first six months of 2016.

Construction Products

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$63.8	$67.6	(5.7%)	$120.8	$127.7	(5.4%)
Segment operating income	$(1.9)	$2.5	(173.1%)	$(2.5)	$3.3	(176.4%)
Segment operating margin	(2.9%)	3.7%		(2.1%)	2.6%

The following tables provide details of the Construction Products net revenue variances:

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	(6.1%)	(5.7%)
Currency	0.4%	0.3%
Total	(5.7%)	(5.4%)

Net revenue decreased 5.7 percent in the second quarter of 2017 compared to the second quarter of 2016. The 6.1 percent decrease in constant currency growth was driven by a 0.8 percent decrease due to unfavorable sales mix, a 5.0 percent decrease in sales volume and a 0.3 percent decrease in product pricing. The positive currency effect was due to the stronger Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 230 basis points lower in the second quarter of 2017 compared to last year primarily due to sales mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue were 920 basis points higher in the second quarter of 2017 compared to the second quarter of 2016 due to the discontinuance of certain retail and wholesale products in connection with the implementation of the 2017 Restructuring Plan and inefficiencies related to the facility upgrade and expansion project. Segment operating income decreased 173.1 percent and segment operating margin decreased 660 basis points compared to the second quarter of 2016.

Net revenue decreased 5.4 percent in the first six months of 2017 compared to the first six months of 2016. The 5.7 percent decrease in constant currency growth was driven by a 2.1 percent decrease due to unfavorable sales mix, a 3.4 percent decrease in sales volume and a 0.2 percent decrease in product pricing. The positive currency effect was due to the stronger Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 170 basis points lower in the first six months of 2017 compared to the first six months of 2016 primarily due to sales mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue were 610 basis points higher in the first six months of 2017 compared to the first six months of 2016 due to the discontinuance of certain retail and wholesale products in connection with the implementation of the 2017 Restructuring Plan and inefficiencies related to the facility upgrade and expansion project. Segment operating income decreased 176.4 percent and segment operating margin decreased 470 basis points compared to the first six months of 2016.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2017 vs	June 3,	May 28,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$68.6	$58.7	16.8%	$135.0	$111.5	21.1%
Segment operating income	$5.8	$2.1	178.9%	$7.9	$3.0	(165.7%)
Segment operating margin	8.5%	3.6%		5.8%	2.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended June 3, 2017	Six Months Ended June 3, 2017
	vs May 28, 2016	vs May 28, 2016
Constant currency growth	21.7%	25.7%
Currency	(4.9%)	(4.6%)
Total	16.8%	21.1%

Net revenue increased 16.8 percent in the second quarter of 2017 compared to the second quarter of 2016. The 21.7 percent increase in constant currency growth was attributable to a 25.3 percent increase in sales volume including a 6.8 percent increase due to the acquisition of Cyberbond, partially offset by a 2.4 percent decrease in product pricing and a 1.2 percent decrease due to unfavorable sales mix. Organic constant currency growth was driven by strong performance in the automotive, electronics and Tonsan markets. Negative currency effects of 4.9 percent compared to the second quarter of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 100 basis points higher in the second quarter of 2017 compared to the second quarter of 2016 due to lower product prices and higher raw material costs. Other manufacturing costs as a percentage of net revenue were 20 basis points lower in the second quarter of 2017 compared to the second quarter of 2016. SG&A expenses as a percentage of net revenue decreased 570 basis points due to the mark to market adjustment related to the Tonsan contingent consideration liability. Segment operating income increased 178.9 percent and segment operating margin increased 490 basis points compared to the second quarter of 2016.

Net revenue increased 21.1 percent in the first six months of 2017 compared to the first six months of 2016. The 25.7 percent increase in constant currency growth was attributable to a 28.6 percent increase in sales volume including a 6.7 percent increase due to the acquisition of Cyberbond, partially offset by a 2.9 percent decrease in product pricing. Organic constant currency growth was driven by strong performance in the automotive, electronics and Tonsan markets. Negative currency effects of 4.6 percent compared to the first six months of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 150 basis points higher in the first six months of 2017 compared to the first six months of 2016 due to lower product prices and higher raw material costs. Other manufacturing costs as a percentage of net revenue were 100 basis points lower in the first six months of 2017 compared to the first six months of 2016 due to higher sales volume. SG&A expenses as a percentage of net revenue decreased 360 basis points due to the mark to market adjustment related to the Tonsan contingent consideration liability. Segment operating income decreased 165.7 percent and segment operating margin increased 310 basis points compared to the first six months of 2016.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 3, 2017 were $94.1 million compared to $142.2 million as of December 3, 2016 and $146.0 million as of May 28, 2016. The majority of the $94.1 million in cash and cash equivalents as of June 3, 2017 was held outside the United States. Total long and short-term debt was $786.1 million as of June 3, 2017, $703.3 million as of December 3, 2016 and $719.1 million as of May 28, 2016. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 44.2 percent as of June 3, 2017 as compared to 42.8 percent as of December 3, 2016 and 43.8 percent as of May 28, 2016.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At June 3, 2017, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of June 3, 2017
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	8.4

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	2.9

●	TTM = Trailing 12 months

●

EBITDA for covenant purposes is defined as consolidated net income, plus interest expense, taxes, depreciation and amortization, non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges, minus extraordinary non-cash gains incurred other than in the ordinary course of business. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. Additional detail is provided in the Form 8-K dated April 12, 2017.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2017.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow and debt capitalization ratio.

	June 3,	May 28,
	2017	2016
Net working capital as a percentage of annualized net revenue[1]	22.2%	21.3%
Accounts receivable DSO[2] (Days)	61	59
Inventory days on hand[3] (Days)	70	65
Free cash flow[4] (million)	$(9.1)	$33.3
Total debt to total capital ratio[5]	44.2%	43.8%

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

4 Year-to-date net cash provided by operating activities, less purchased property, plant and equipment and dividends paid.

5 Total debt divided by (total debt plus total stockholders’ equity).

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2017	2016
Net cash provided by operating activities	$32.8	$82.6

Net income including non-controlling interests was $40.7 million in the first six months of 2017 compared to $52.4 million in the first six months of 2016. Depreciation and amortization expense totaled $39.2 million in the first six months of 2017 compared to $38.6 million in the first six months of 2016. Accrued compensation was a use of cash of $4.7 million in 2017 compared to a use of cash of $2.9 million last year related to higher accruals for our employee incentive plans. Other accrued expenses was a use of cash of $6.3 million in the six months ending June 3, 2017 compared to a $6.4 million use of cash in same period last year. Other liabilities was a source of cash of $3.3 million in the first six months of 2017 compared to a use of cash of $7.8 million in the first six months of 2016.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $34.9 million compared to $3.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2017	2016
Trade receivables, net	$(9.9)	$13.3
Inventory	(45.4)	(9.1)
Trade payables	20.4	(7.5)
Total cash flow impact	$(34.9)	$(3.3)

●

Trade Receivables, net – Trade Receivables, net was a use of cash of $9.9 million in 2017 compared to a source of cash of $13.3 million in 2016. The use of cash in 2017 compared to source of cash in 2016 was due to an increase in trade receivables in the current year compared to the prior year. The DSO were 61 days at June 3, 2017 and 59 days at May 28, 2016.

●

Inventory – Inventory was a use of cash of $45.4 million and $9.1 million in 2017 and 2016, respectively. The higher use of cash in 2017 is due to higher raw material costs and increasing inventory levels to maintain service levels while integrating our Wisdom acquisition. The lower use of cash in 2016 is related to lower seasonal build of inventory in 2016. Inventory days on hand were 70 days as of June 3, 2017 and 65 days as of May 28, 2016.

●

Trade Payables – For the first six months of 2017, trade payables was a source of cash of $20.4 million compared to a use of cash of $7.5 million in 2016. The use of cash in 2016 compared to the source of cash in 2017 is primarily related to higher purchases of inventory somewhat offset by lower purchases of property, plant and equipment.

Cash Flows from Investing Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2017	2016
Net cash used in investing activities	$(150.8)	$(44.0)

In the first quarter of 2017, we acquired Wisdom Adhesives for $123.3 million. Purchases of property, plant and equipment were $27.1 million during the six months ended June 3, 2017 as compared to $35.7 million for the same period of 2016.

Cash Flows from Financing Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2017	2016
Net cash provided by (used in) financing activities	$68.4	$(12.4)

We had $598.0 million of proceeds from the issuance of long-term debt in the six months ended June 3, 2017 which consisted of $300.0 million of proceeds from the issuance of the 4.00% Notes, $100 million of proceeds from our refinanced term loan and $198.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives and from borrowing from ongoing operations. Repayments of long-term debt were $504.3 million in the six months ended June 3, 2017 and $11.3 million in the six months ended May 28, 2016. We also paid $3.8 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first six months of 2017. Net payments of notes payable were $10.3 million in 2017 compared to net proceeds of $11.2 million in 2016. Cash dividends paid were $14.6 million in 2017 compared to $13.5 million in 2016. Repurchases of common stock were $8.9 million in the six months ended June 3, 2017 compared to $6.6 million in the same period of 2016.

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

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of June 3, 2017 would have resulted in a change in net income of approximately $7.9 million or $0.15 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect operating results and financial condition. Approximately 57 percent of net revenue was generated outside of the United States for the second quarter of 2017. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We enter into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross border agreements among subsidiaries. Based on financial results for the six months ended June 3, 2017, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.9 million or $0.06 per diluted share.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Based on financial results for the six months ended June 3, 2017 and foreign currency balance sheet positions as of June 3, 2017, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $4.0 million or $0.08 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the six months ended June 3, 2017, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $4.1 million or $0.08 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 3, 2017.  We acquired Wisdom Adhesives in the first quarter of 2017. They represented approximately six percent of our total assets as of June 3, 2017. As this acquisition occurred in the first quarter of 2017, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of June 3, 2017, our disclosure controls and procedures were effective.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in millions)	June 3, 2017	May 28, 2016	December 3, 2016
Lawsuits and claims settled	7	4	33
Settlement amounts	$1.4	$0.3	$3.1
Insurance payments received or expected to be received	$1.1	$0.3	$2.3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended June 3, 2017 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan of Program[2]	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

March 5, 2017 - April 8, 2017	70,000	$50.23	70,000	$20,520

April 9 2017 - May 6, 2017	55,000	$50.32	55,000	$17,752

May 7, 2017 - June 3, 2017	3,122	$50.61	-	$17,752

1 The total number of shares purchased include shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

2 Shares repurchased were under the September 30, 2010 share repurchase program.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

On April 6, 2017, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares.

Item 6. Exhibits

10.1

Credit Agreement dated as of April 12, 2017 among (i) H.B. Fuller Company, a Minnesota corporation, as Borrower, (ii) certain of its subsidiaries party thereto as Foreign Subsidiary Borrowers, (iii) JPMorgan Chase Bank, N.A., as Administrative Agent, (iv) U.S. Bank National Association, Citibank, N.A., and Morgan Stanley MUFG Loan Partners, LLC, as Co-Syndication Agents, (v) Bank of America, N.A., HSBC Bank USA, National Association, and PNC Bank, National Association, as Co-Documentation Agents, and (iv) various other financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on April 18, 2017)

10.2

Guaranty made as of April 12, 2017 by H.B. Fuller Construction Products, Inc., a Minnesota corporation, as Initial Guarantor, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on April 18, 2017)

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 3, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 30, 2017	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibits

10.1

Credit Agreement dated as of April 12, 2017 among (i) H.B. Fuller Company, a Minnesota corporation, as Borrower, (ii) certain of its subsidiaries party thereto as Foreign Subsidiary Borrowers, (iii) JPMorgan Chase Bank, N.A., as Administrative Agent, (iv) U.S. Bank National Association, Citibank, N.A., and Morgan Stanley MUFG Loan Partners, LLC, as Co-Syndication Agents, (v) Bank of America, N.A., HSBC Bank USA, National Association, and PNC Bank, National Association, as Co-Documentation Agents, and (iv) various other financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on April 18, 2017)

10.2

Guaranty made as of April 12, 2017 by H.B. Fuller Construction Products, Inc., a Minnesota corporation, as Initial Guarantor, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 in H.B. Fuller’s Current Report on Form 8-K filed on April 18, 2017)

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 3, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.