Form 10-Q
period 2017-09-02
FULLER H B CO
filed 2017-09-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2017

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,332,826 as of September 22, 2017.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2017	2016	2017	2016
Net revenue	$562,869	$512,858	$1,627,843	$1,519,698
Cost of sales	(412,469)	(366,737)	(1,192,409)	(1,077,716)
Gross profit	150,400	146,121	435,434	441,982
Selling, general and administrative expenses	(110,219)	(97,692)	(325,904)	(301,143)
Special charges, net	-	2,807	-	2,024
Other income (expense), net	150	(956)	661	(7,603)
Interest expense	(8,100)	(6,809)	(24,628)	(19,714)
Income before income taxes and income from equity method investments	32,231	43,471	85,563	115,546
Income taxes	(9,262)	(12,513)	(26,178)	(35,563)
Income from equity method investments, net of tax	2,170	1,840	6,449	5,172
Net income including non-controlling interests	25,139	32,798	65,834	85,155
Net income attributable to non-controlling interests	(1)	(53)	(34)	(161)
Net income attributable to H.B. Fuller	$25,138	$32,745	$65,800	$84,994

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.50	0.65	1.31	1.70
Diluted	0.49	0.64	1.28	1.66

Weighted-average common shares outstanding:
Basic	50,384	50,261	50,374	50,122
Diluted	51,605	51,453	51,584	51,234

Dividends declared per common share	$0.15	$0.14	$0.44	$0.41

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2017	2016	2017	2016
Net income including non-controlling interests	$25,139	$32,798	$65,834	$85,155
Other comprehensive income
Foreign currency translation	29,090	3,368	37,084	3,860
Defined benefit pension plans adjustment, net of tax	1,627	1,677	4,810	5,032
Interest rate swaps, net of tax	10	10	30	30
Cash-flow hedges, net of tax	(99)	35	7	(156)
Other comprehensive income	30,628	5,090	41,931	8,766
Comprehensive income	55,767	37,888	107,765	93,921
Less: Comprehensive (loss) income attributable to non-controlling interests	(11)	53	23	161
Comprehensive income attributable to H.B. Fuller	$55,778	$37,835	$107,742	$93,760

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	September 2,	December 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$119,595	$142,245
Trade receivables (net of allowances of $12,214 and $12,310, as of September 2, 2017 and December 3, 2016, respectively)	393,054	351,130
Inventories	317,968	247,399
Other current assets	86,294	70,479
Total current assets	916,911	811,253

Property, plant and equipment	1,136,083	1,093,141
Accumulated depreciation	(609,262)	(577,866)
Property, plant and equipment, net	526,821	515,275

Goodwill	444,642	366,248
Other intangibles, net	238,484	205,359
Other assets	161,465	157,733
Total assets	$2,288,323	$2,055,868

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$28,392	$37,334
Current maturities of long-term debt	10,000	80,178
Trade payables	193,345	162,964
Accrued compensation	59,306	52,444
Income taxes payable	10,301	7,985
Other accrued expenses	47,621	50,939
Total current liabilities	348,965	391,844

Long-term debt, excluding current maturities	760,581	585,759
Accrued pension liabilities	67,815	73,545
Other liabilities	78,426	62,174
Total liabilities	1,255,787	1,113,322

Commitments and contingencies (Note 16)
Redeemable non-controlling interest	-	4,277

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,297,998 and 50,141,343, as of September 2, 2017 and December 3, 2016, respectively	50,298	50,141
Additional paid-in capital	68,237	59,564
Retained earnings	1,134,411	1,090,900
Accumulated other comprehensive loss	(220,787)	(262,729)
Total H.B. Fuller stockholders' equity	1,032,159	937,876
Non-controlling interests	377	393
Total equity	1,032,536	938,269
Total liabilities, redeemable non-controlling interest and total equity	$2,288,323	$2,055,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at November 28, 2015	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Comprehensive income (loss)	-	-	124,128	(35,445)	226	88,909
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016	50,141	59,564	1,090,900	(262,729)	393	938,269
Comprehensive income	-	-	65,800	41,942	23	107,765
Dividends	-	-	(22,289)	-	-	(22,289)
Stock option exercises	438	14,595	-	-	-	15,033
Share-based compensation plans other, net	148	13,768	-	-	-	13,916
Tax benefit on share-based compensation plans	-	1,504	-	-	-	1,504
Repurchases of common stock	(429)	(21,288)	-	-	-	(21,717)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at September 2, 2017	$50,298	$68,237	$1,134,411	$(220,787)	$377	$1,032,536

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 2, 2017	August 27, 2016
Cash flows from operating activities:
Net income including non-controlling interests	$65,834	$85,155
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	36,375	36,730
Amortization	23,128	20,509
Deferred income taxes	1,660	3,785
Income from equity method investments, net of dividends received	(2,639)	(5,172)
Gain on sale of assets	(149)	(2,794)
Share-based compensation	12,034	9,469
Excess tax benefit from share-based compensation	(1,504)	(1,462)
Gain on mark to market adjustment to contingent consideration liability	(2,453)	(801)
Non-cash charge for sale of inventories revalued at acquisition	193	528
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(14,016)	25,646
Inventories	(55,339)	(6,165)
Other assets	2,460	1,790
Trade payables	23,022	(1,365)
Accrued compensation	3,881	(6,715)
Other accrued expenses	(5,755)	(4,858)
Income taxes payable	(7,252)	(1,415)
Accrued / prepaid pensions	(3,969)	(2,072)
Other liabilities	12,639	(9,088)
Other	(17,345)	4,199
Net cash provided by operating activities	70,805	145,904

Cash flows from investing activities:
Purchased property, plant and equipment	(35,511)	(49,569)
Purchased businesses, net of cash acquired	(123,305)	(51,298)
Purchased investments	(1,250)	-
Proceeds from sale of property, plant and equipment	745	4,403
Net cash used in investing activities	(159,321)	(96,464)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	643,000	-
Repayment of long-term debt and payment of debt issuance costs	(540,524)	(16,875)
Net (payment of) proceeds from notes payable	(10,921)	6,639
Dividends paid	(22,058)	(20,570)
Purchase of redeemable non-controlling interest	(3,127)	-
Proceeds from stock options exercised	15,033	9,760
Excess tax benefit from share-based compensation	1,504	1,462
Repurchases of common stock	(21,717)	(11,901)
Net cash provided by (used in) financing activities	61,190	(31,485)

Effect of exchange rate changes on cash and cash equivalents	4,676	(4,021)
Net change in cash and cash equivalents	(22,650)	13,934

Cash and cash equivalents at beginning of period	142,245	119,168
Cash and cash equivalents at end of period	$119,595	$133,102

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$231	$185
Cash paid for interest, net of amount capitalized of $201 and $556 for the periods ended September 2, 2017 and August 27, 2016, respectively	$25,823	$20,436
Cash paid for income taxes, net of refunds	$22,044	$33,428

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 3, 2016 as filed with the Securities and Exchange Commission.

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the nine months ended August 27, 2016 and the year ended December 3, 2016 have not been restated for the change in functional currency. Monetary assets and liabilities have been remeasured to the U.S. dollar at current exchange rates. Non-monetary assets (property, plant and equipment, net; goodwill; and intangible assets, net) have been remeasured to reflect the difference between the exchange rate when the asset arose and the exchange rate on the date of the change in functional currency. As a result of this change in functional currency, we recorded an $11,317 cumulative translation adjustment included in other comprehensive income for the nine months ended September 2, 2017.

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. Our effective date for adoption of this guidance is our fiscal year beginning December 1, 2019. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted. We will apply this guidance to applicable transactions after the adoption date.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 during the quarter ended September 2, 2017 on a prospective basis. There was no material impact of adopting this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. Early application as of the original effective date is permitted under ASU 2015-14. The standard permits the use of either the retrospective or cumulative effect transition method. We are continuing to evaluate the effect this guidance will have on our Consolidated Financial Statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have identified an implementation project team and related oversight processes and are continuing with the assessment phase of the project. We have not concluded as to whether the new guidance will be adopted on a full or modified retrospective basis, but will not apply the early adoption provisions of the new guidance.

Note 2: Acquisitions

Royal Adhesives

On September 2, 2017, we signed an agreement to purchase Royal Adhesives and Sealants (“Royal Adhesives”) for $1,575,000, subject to customary adjustments. The acquisition will be financed through new debt financing. Royal Adhesives, a manufacturer of high-value specialty adhesives and sealants, is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The acquisition is expected to close during the fourth quarter of 2017.

The Stock Purchase Agreement contains certain limited termination rights for all parties, including, among others, the right to terminate if the transaction is not completed by March 2, 2018.  In certain specified circumstances, upon termination of the Stock Purchase Agreement by the seller, including a termination by the seller for our breach, we will be required to pay the seller a termination fee equal to $78,800.

Adecol

On July 14, 2017, we entered into an agreement to purchase Adecol Ind. Quimica, Limitada (“Adecol”) for approximately 145,000 Brazilian real. Adecol is headquartered in Guarulhos, Brazil and works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and assembly markets. The acquisition is expected to enhance our business in Brazil by partnering with customers to produce new and better consumer and durable goods products in this region. The acquisition is expected to close during the fourth quarter of 2017.

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and assembly markets. The acquisition will strengthen our position in the North America adhesives market. The purchase price of $123,305 was financed through borrowings on our revolving credit facility and was recorded in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $555, which were recorded as SG&A expenses in the Condensed Consolidated Statement of Income for the nine months ended September 2, 2017.

The acquisition fair value measurement was preliminary as of September 2, 2017, subject to the completion of the valuation of Wisdom Adhesives and payment of any excess working capital amounts to the seller. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary		Preliminary
	Valuation	Fair Value	Valuation
	March 4, 2017	Adjustments	September 2, 2017
Current assets	$13,729	$(31)	$13,698
Property, plant and equipment	10,516	(1,885)	8,631
Goodwill	60,313	(792)	59,521
Other intangibles
Customer relationships	33,300	12,000	45,300
Trademarks/trade names	13,600	(9,200)	4,400
Current liabilities	(8,153)	(92)	(8,245)
Total purchase price	$123,305	$-	$123,305

The preliminary expected lives of the acquired intangible assets are 15 years for customer relationships and 10 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $59,521 to goodwill for the expected synergies from combining Wisdom Adhesives with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Wisdom Adhesives acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $23,654 to goodwill for the expected synergies from combining Cyberbond with our existing business. The amount of goodwill deductible for tax purposes is $10,658. The goodwill was assigned to our Engineering Adhesives operating segment. The Cyberbond acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $102 to goodwill for the expected synergies from combining Advanced Adhesives with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Asia Pacific operating segment. The Advanced Adhesives acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Note 3: Restructuring Actions

Business Integration Project

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we took a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project.” During the third quarter and nine months ended August 27, 2016, we incurred costs of $2,807 and $2,024 related to transformation costs, workforce reduction costs, facility exit costs and other related costs for the Business Integration Project, which are included in special charges, net in the Condensed Consolidated Statements of Income. The Business Integration Project was substantially complete at the end of 2016.

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. During the three and nine months ended September 2, 2017, we recorded a pre-tax charge of $1,270 and $17,072 respectively, related to the implementation of the 2017 Restructuring Plan.

The following table summarizes the pre-tax distribution of restructuring charges by income statement classification:

	Three Months Ended	Nine Months Ended
	September 2, 2017	September 2, 2017
Cost of sales	$471	$9,370
Selling, general and administrative	799	7,702
	$1,270	$17,072

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended	Nine Months Ended
	September 2, 2017	September 2, 2017
Americas Adhesives	$283	$2,048
EIMEA	704	6,759
Asia Pacific	45	1,932
Construction Products	164	5,622
Engineering Adhesives	74	711
	$1,270	$17,072

A summary of the restructuring liability during the nine months ended September 2, 2017 is presented below:

	Employee- Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	$-	$-	$-
Expenses incurred	10,130	5,185	1,757	17,072
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(7,158)	(894)	(1,746)	(9,798)
Foreign currency translation	448	-	-	448
Balance at September 2, 2017	$3,420	$-	$11	$3,431

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	September 2,	December 3,
	2017	2016
Raw materials	$149,332	$116,200
Finished goods	180,682	142,397
LIFO reserve	(12,046)	(11,198)
Total inventories	$317,968	$247,399

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the nine months ended September 2, 2017 is presented below:

	Americas			Asia	Construction	Engineering
	Adhesives		EIMEA	Pacific	Products	Adhesives	Total
Balance at December 3, 2016	$59,821		$98,876	$17,481	$21,901	$168,169	$366,248
Acquisitions	59,521	[1]	-	-	-	-	59,521
Currency impact	654		8,930	314	22	8,953	18,873
Balance at September 2, 2017	$119,996		$107,806	$17,795	$21,923	$177,122	$444,642

[1]	Preliminary goodwill balance as of September 2, 2017.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	September 2, 2017
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$72,563	$305,863	$56,467	$434,893
Accumulated amortization	(31,751)	(129,732)	(35,482)	(196,965)
Net identifiable intangibles	$40,812	$176,131	$20,985	$237,928

	December 3, 2016
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$70,504	$251,329	$51,116	$372,949
Accumulated amortization	(21,448)	(116,411)	(30,198)	(168,057)
Net identifiable intangibles	$49,056	$134,918	$20,918	$204,892

Amortization expense with respect to amortizable intangible assets was $7,899 and $7,023 for the third quarter ended September 2, 2017 and August 27, 2016, respectively, and $23,128 and $20,509 for the nine months ended September 2, 2017 and August 27, 2016, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder of
Fiscal Year	2017	2018	2019	2020	2021	Thereafter
Amortization Expense	$9,070	$32,619	$30,407	$27,998	$26,519	$111,315

Non-amortizable intangible assets as of September 2, 2017 are $556 and are related to trademarks and trade names.

Note 6: Long-Term Debt

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“4.000% Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent.  Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility and prepay $158,750 of our term loan.  We entered into interest rate swap agreements to convert $150,000 of the $300,000 4.000% Notes to a variable interest rate of 1-month LIBOR (in advance) plus 1.86 percent.

On April 12, 2017, we entered into a credit agreement with a consortium of financial institutions under which we established a $400,000 multi-currency revolving credit facility and a $100,000 term loan that we can use to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes. Interest on the revolving credit facility is payable at LIBOR plus 1.10 percent. A facility fee of 0.15 percent is payable quarterly. The interest rate on the term loan is payable at LIBOR plus 1.25 percent. The interest rates and the facility fee are based on a ratings grid. The credit agreement replaced the previous credit agreement entered into on October 31, 2014. The April 12, 2017 credit agreement expires April 12, 2022.

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

Redeemable
Non-Controlling
Interest
Balance at December 3, 2016	$4,277
Net income attributed to redeemable non-controlling interest	39
Purchase of redeemable non-controlling interest	(4,468)
Foreign currency translation adjustment	152
Balance at September 2, 2017	$-

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the quarter ended September 2, 2017 and August 27, 2016 was calculated using the following weighted average assumptions:

	Three Months Ended				Nine Months Ended
	September 2, 2017	August 27, 2016			September 2, 2017			August 27, 2016
Expected life (in years)	4.75		4.75			4.75			4.74
Weighted-average expected volatility	23.91%		26.77%			24.84%			28.96%
Expected volatility	23.91%	25.71%	-	27.10%	23.91%	-	24.88%	25.71%	-	29.23%
Risk-free interest rate	1.85%		0.98%			1.89%			1.43%
Expected dividend yield	1.15%		1.26%			1.12%			1.54%
Weighted-average fair value of grants	$10.58		$9.38			$10.81			$7.72

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

Expense

We use the straight-line attribution method to recognize share-based compensation expense for option awards, restricted stock shares and restricted stock units with graded and cliff vesting. Incentive stock options and performance awards are based on certain performance-based metrics and the expense is adjusted quarterly, based on our projections of the achievement of those metrics. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The expense is recognized over the requisite service period, which for us is the period between the grant-date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

Total share-based compensation expense of $3,191 and $2,501 was included in our Condensed Consolidated Statements of Income for the third quarter ended September 2, 2017 and August 27, 2016, respectively. Total share-based compensation expense of $12,034 and $9,469 was included in our Condensed Consolidated Statements of Income for the nine months ended September 2, 2017 and August 27, 2016, respectively. All share-based compensation expense was recorded as SG&A expense. For the third quarter ended September 2, 2017 and August 27, 2016, there was $151 and $870 of excess tax benefit recognized. For the nine months ended September 2, 2017 and August 27, 2016, there was $1,504 and $1,462 of excess tax benefit recognized.

As of September 2, 2017, there was $8,818 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.1 years. Unrecognized compensation costs related to unvested restricted stock units was $14,376, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Option Activity

The stock option activity for the nine months ended September 2, 2017 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 3, 2016	2,986,481	$34.92
Granted	721,904	50.04
Exercised	(437,694)	37.39
Forfeited or cancelled	(89,589)	36.69
Outstanding at September 2, 2017	3,181,102	$38.39

The total fair value of options granted during the quarter ended September 2, 2017 and August 27, 2016 was $46 and $47, respectively. Total intrinsic value of options exercised during the third quarter ended September 2, 2017 and August 27, 2016 was $474 and $3,365, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The total fair value of options granted during the nine months ended September 2, 2017 and August 27, 2016 were $7,803 and $6,509, respectively. Total intrinsic value of options exercised during the nine months ended September 2, 2017 and August 27, 2016 were $7,099 and $5,114, respectively.

Proceeds received from option exercises during the third quarter ended September 2, 2017 and August 27, 2016 was $1,107 and $2,677, respectively, and $15,033 and $9,760 during the nine months ended September 2, 2017 and August 27, 2016.

Restricted Stock Activity

The nonvested restricted stock activity for the nine months ended September 2, 2017 is presented below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	284,598	-	284,598	50.71	1.4
Vested	(154,516)	(36,953)	(191,469)	39.92	-
Forfeited	(20,597)	-	(20,597)	39.06	1.3
Nonvested at September 2, 2017	462,229	-	462,229	$44.72	1.2

Total fair value of restricted stock vested during the third quarter ended September 2, 2017 and August 27, 2016 was $250 and $25, respectively. Total fair value of restricted stock vested during the nine months ended September 2, 2017 and August 27, 2016 was $7,643 and $6,101, respectively. The total fair value of nonvested restricted stock at September 2, 2017 was $21,240.

We repurchased 1,837 and 189 restricted stock shares during the third quarter ended September 2, 2017 and August 27, 2016, respectively. We repurchased 55,646 and 67,742 restricted stock shares during the nine months ended September 2, 2017 and August 27, 2016, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the nine months ended September 2, 2017 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2016	424,319	41,116	465,435
Participant contributions	23,864	5,053	28,917
Company match contributions	2,386	505	2,891
Payouts	(14,143)	(12,552)	(26,695)
Units outstanding September 2, 2017	436,426	34,122	470,548

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended September 2, 2017 and August 27, 2016
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2017	2016	2017	2016	2017	2016
Service cost	$27	$27	$546	$519	$52	$84
Interest cost	3,603	3,768	1,199	1,343	399	479
Expected return on assets	(6,365)	(6,078)	(2,510)	(2,435)	(1,447)	(1,341)
Amortization:
Prior service cost	8	7	(1)	(1)	-	(10)
Actuarial loss	1,308	1,292	893	788	251	532
Net periodic (benefit) cost	$(1,419)	$(984)	$127	$214	$(745)	$(256)

	Nine Months Ended September 2, 2017 and August 27, 2016
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2017	2016	2017	2016	2017	2016
Service cost	$83	$81	$1,566	$1,480	$156	$252
Interest cost	10,809	11,303	3,490	4,076	1,195	1,439
Expected return on assets	(19,093)	(18,232)	(7,301)	(7,400)	(4,341)	(4,025)
Amortization:
Prior service cost	22	21	(3)	(3)	-	(30)
Actuarial loss	3,922	3,878	2,581	2,293	757	1,596
Net periodic (benefit) cost	$(4,257)	$(2,949)	$333	$446	$(2,233)	$(768)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended September 2, 2017				Three Months Ended August 27, 2016
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$25,138	$1	-	-	$32,745	$53
Foreign currency translation adjustment¹	$29,102	-	29,102	(12)	$3,368	-	3,368	-
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,459	$(832)	1,627	-	2,585	$(908)	1,677	-
Interest rate swap³	16	(6)	10	-	16	(6)	10	-
Cash-flow hedges³	(160)	61	(99)	-	56	(21)	35	-
Other comprehensive income (loss)	$31,417	$(777)	30,640	(12)	$6,025	$(935)	5,090	-
Comprehensive income (loss)			$55,778	$(11)			$37,835	$53

	Nine Months Ended September 2, 2017				Nine Months Ended August 27, 2016
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$65,800	$34	-	-	$84,994	$161
Foreign currency translation adjustment¹	$37,095	-	37,095	(11)	$3,860	-	3,860	-
Reclassification to earnings:
Defined benefit pension plans adjustment²	7,279	$(2,469)	4,810	-	7,755	$(2,723)	5,032	-
Interest rate swap³	48	(18)	30	-	45	(15)	30	-
Cash-flow hedges³	11	(4)	7	-	(252)	96	(156)	-
Other comprehensive income (loss)	$44,433	$(2,491)	41,942	(11)	$11,408	$(2,642)	8,766	-
Comprehensive income (loss)			$107,742	$23			$93,760	$161

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. As discussed in Note 1, the foreign currency translation adjustment for the quarter and nine months ended September 2, 2017 includes the impact of the change in functional currency for our subsidiaries in Latin America.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A expense and special charges, net.

³ Loss reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	September 2, 2017
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(48,363)	$(48,286)	$(77)
Defined benefit pension plans adjustment, net of taxes of $88,265	(171,291)	(171,291)	-
Interest rate swap, net of taxes of ($36)	58	58	-
Cash-flow hedges, net of taxes of $780	(1,268)	(1,268)	-
Accumulated other comprehensive loss	$(220,864)	$(220,787)	$(77)

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Interest rate swap, net of taxes of ($17)	28	28	-
Cash-flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Accumulated other comprehensive loss	$(262,795)	$(262,729)	$(66)

Note 11: Income Taxes

As of September 2, 2017, we had a liability of $4,997 recorded under FASB ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $4,165 as of December 3, 2016. As of September 2, 2017, we had accrued $838 of gross interest relating to unrecognized tax benefits. For the quarter ended September 2, 2017, our recorded liability for gross unrecognized tax benefits increased by $489.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
(Shares in thousands)	2017	2016	2017	2016
Weighted-average common shares - basic	50,384	50,261	50,374	50,122
Equivalent shares from share-based compensations plans	1,221	1,192	1,210	1,112
Weighted-average common and common equivalent shares - diluted	51,605	51,453	51,584	51,234

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

Options to purchase 27,942 and 386,496 shares of common stock at a weighted-average exercise price of $52.32 and $48.57 for the quarters ended September 2, 2017 and August 27, 2016, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive. Options to purchase 97,687 and 762,509 shares of common stock at a weighted-average exercise price of $50.37 and $44.86 for the nine months ended September 2, 2017 and August 27, 2016, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

As of September 2, 2017, the combined fair value of the swaps was a liability of $14,493 and was included in other liabilities in the Condensed Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The ineffectiveness calculations as of September 2, 2017 resulted in additional pre-tax gain of $12 for the nine months ended September 2, 2017 as the change in fair value of the cross-currency swaps was more than the change in the fair value of the hypothetical swaps. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $1,268 as of September 2, 2017. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of September 2, 2017 that is expected to be reclassified into earnings within the next twelve months is $839. As of September 2, 2017, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of September 2, 2017:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2017	3.05%	$44,912	$(2,568)
Receive USD		3.9145%

Pay EUR	2018	3.45%	$44,912	$(3,155)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(3,688)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(5,082)
Receive USD		4.30375%
Total			$177,336	$(14,493)

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

As of September 2, 2017, we had forward foreign currency contracts maturing between September 11, 2017 and April 13, 2018. The mark-to-market effect associated with these contracts, on a net basis, was a loss of $1,606 as of September 2, 2017. These losses were largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

Fair Value Hedges

During the second quarter ended June 3, 2017, we entered into interest rate swap agreements to convert $125,000 of our Series E private placement to variable interest rates of 1-month LIBOR (in arrears) plus 2.22 percent. The combined fair value of the interest rate swaps in total was an asset of $1,103 at September 2, 2017 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the 5.61% Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

We entered into interest rate swap agreements to convert $150,000 of our $300,000 4.000% Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR (in advance) plus 1.86 percent. See Note 6 for further discussion on the issuance of our 4.000% Notes. The combined fair value of the interest rate swaps in total was an asset of $1,148 at September 2, 2017 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the 4.000% Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

We entered into interest rate swap agreements to convert $75,000 of our senior notes that were issued in November 2009 to variable interest rates. At September 2, 2017, one swap remains in place to convert $25,000 of our 5.61% senior notes issued on December 16, 2009 to a variable interest rate of 6-month LIBOR (in arrears) plus 1.78 percent. The change in fair value of the senior notes, attributable to the change in the risk being hedged, was a liability of $1,049 at September 2, 2017 and was included in long-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The combined fair value of the swaps in total was an asset of $1,122 at September 2, 2017 and $1,579 at December 3, 2016 and were included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. The changes in the fair value of the swap and the fair value of the senior notes attributable to the change in the risk being hedged are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. For the nine months ended September 2, 2017 and August 27, 2016, a pre-tax gain of $100 and $14, respectively, was recorded as the fair value of the senior notes decreased by more than the fair value of the interest rate swap attributable to the change in the risk being hedged.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of September 2, 2017, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 2, 2017 and December 3, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 2,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$5,106	$5,106	$-	$-
Foreign exchange contract assets	890	-	890	-
Interest rate swaps	3,373	-	3,373	-

Liabilities:
Foreign exchange contract liabilities	$2,497	$-	$2,497	$-
Contingent consideration liability	2,292	-	-	2,292
Cash-flow hedges	14,493	-	14,493	-

	December 3,	Fair Value Measurements Using:
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,020	$1,020	$-	$-
Foreign exchange contract assets	11,697	-	11,697	-
Interest rate swaps	1,579	-	1,579	-
Cash-flow hedges	4,654	-	4,654	-

Liabilities:
Foreign exchange contract liabilities	$6,925	$-	$6,925	$-
Contingent consideration liability	4,720	-	-	4,720

Long-term debt had an estimated fair value of $834,091 and $693,283 as of September 2, 2017 and December 3, 2016, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. During the third quarter of 2017, we entered into an agreement to modify the terms of the earnout calculation associated with the contingent consideration liability. This modification results in an increase to the contingent consideration of liability by approximately $1,100.

The contingent consideration liability activity for the nine months ended September 2, 2017 is presented below:

Amount
Balance at December 3, 2016	$4,720
Mark to market adjustment	(3,573)
Adjustment for amendment to agreement	1,120
Foreign currency translation adjustment	25
Balance at September 2, 2017	$2,292

Note 15: Share Repurchase Program

On April 6, 2017 the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares.

During the nine months ended September 2, 2017, we repurchased shares under the September 30, 2010 program with an aggregate value of $6,284. Of this amount, $125 reduced common stock and $6,159 reduced additional paid-in capital. During the nine months ended August 27, 2016, we repurchased shares with an aggregate value of $9,536. Of this amount, $250 reduced common stock and $9,286 reduced additional paid-in capital.

During the nine months ended September 2, 2017, we repurchased shares under the April 6, 2017 program with an aggregate value of $12,830. Of this amount, $250 reduced common stock and $12,580 reduced additional paid-in capital.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	September 2, 2017	August 27, 2016	December 3, 2016
Lawsuits and claims settled	7	9	33
Settlement amounts	$1,605	$978	$3,061
Insurance payments received or expected to be received	$1,312	$645	$2,253

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

Note 17: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources.  For segment evaluation by the chief operating decision maker, segment operating income is identified as gross profit less SG&A expenses.  Segment operating income excludes special charges, net.  Corporate expenses are fully allocated to each operating segment, except that, in the third quarter of 2017, $4,751 of charges related to transaction costs for the Royal Adhesives acquisition were not allocated to the operating segments.  Corporate assets are not allocated to the operating segments.  Inter-segment revenues are recorded at cost plus a markup for administrative costs.  Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	September 2, 2017			August 27, 2016
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income
Americas Adhesives	$230,881	$3,998	$26,664	$198,957	$4,096	$31,900
EIMEA	137,408	5,347	9,900	130,619	4,056	8,430
Asia Pacific	62,972	1,882	2,822	57,488	1,540	2,510
Construction Products	59,080	-	955	64,402	185	2,093
Engineering Adhesives	72,528	-	4,591	61,392	-	3,496
Corporate	-	-	(4,751)	-		-
Total	$562,869		$40,181	$512,858		$48,429

	Nine Months Ended
	September 2, 2017			August 27, 2016
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income
Americas Adhesives	$653,665	$11,855	$74,152	$588,422	$11,821	$94,043
EIMEA	396,674	13,246	19,779	394,807	13,821	25,620
Asia Pacific	190,083	4,385	9,452	171,467	3,801	9,299
Construction Products	179,880	-	(1,581)	192,111	340	5,412
Engineering Adhesives	207,541	-	12,479	172,891	-	6,465
Corporate	-	-	(4,751)	-		-
Total	$1,627,843		$109,530	$1,519,698		$140,839

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2017	2016	2017	2016
Segment operating income	$40,181	$48,429	$109,530	$140,839
Special charges, net	-	2,807	-	2,024
Other income (expense), net	150	(956)	661	(7,603)
Interest expense	(8,100)	(6,809)	(24,628)	(19,714)
Income before income taxes and income from equity method investments	$32,231	$43,471	$85,563	$115,546

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2016 for important background information related to our business.

Net revenue in the third quarter of 2017 increased 9.8 percent from the third quarter of 2016. Revenue increased 9.9 percent due to sales volume, including 4.2 percent from acquisitions, and a 1.6 percent increase due to favorable product pricing, but was partially offset by a 0.2 percent decrease due to unfavorable sales mix compared to the third quarter of 2016. A weaker Egyptian pound, Turkish lira, Chinese renminbi, and Argentinian peso offset by a stronger Euro compared to the U.S. dollar for the third quarter of 2017 compared to the third quarter of 2016 were the main drivers of a negative 1.5 percent currency effect. Gross profit margin decreased 180 basis points primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Net revenue in the first nine months of 2017 increased 7.1 percent from the first nine months of 2016. Revenue increased 10.3 percent due to sales volume, including 4.3 percent from acquisitions and 0.4 percent increase due to product pricing, but was partially offset by a 0.6 percent decrease due to unfavorable sales mix compared to the first nine months of 2016. A weaker Egyptian pound, Turkish lira, Chinese renminbi, Euro and Mexican peso compared to the U.S. dollar for the first nine months of 2017 compared to the first nine months of 2016 were the main drivers of a negative 3.0 percent currency effect. Gross profit margin decreased 240 basis points primarily due to higher raw material costs and the implementation of the 2017 Restructuring Plan.

Net income attributable to H.B. Fuller in the third quarter of 2017 was $25.1 million compared to $32.7 million in the third quarter of 2016. On a diluted earnings per share basis, the third quarter of 2017 was $0.49 per share compared to $0.64 per share for the third quarter of 2016.

Net income attributable to H.B. Fuller in the first nine months of 2017 was $65.8 million compared to $85.0 million in the first nine months of 2016. On a diluted earnings per share basis, the first nine months of 2017 was $1.28 per share compared to $1.66 per share for the first nine months of 2016.

Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur pre-tax costs of approximately $20.0 million which includes severance and related employee costs and costs related to the optimization of production facilities, streamlining of processes, rationalization of product offerings and accelerated depreciation of long-lived assets. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. During the third quarter and nine months ended September 2, 2017, we recorded a pre-tax charge of $1.3 million and $17.1 million, respectively, related to the 2017 Restructuring Plan.

Royal Adhesives Acquisition

On September 2, 2017, we signed an agreement to purchase Royal Adhesives and Sealants (“Royal Adhesives”) for $1,575.0 million, subject to customary adjustments. Royal Adhesives, a manufacturer of high-value specialty adhesives and sealants, is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The acquisition is expected to close during the fourth quarter of 2017.

We expect to incur approximately $20.0 million in transaction costs associated with the acquisition, which include advisory, legal, consulting and insurance costs. We have incurred approximately $4.8 million of the expected transaction costs as of September 2, 2017. The Stock Purchase Agreement contains certain limited termination rights for all parties, including, among others, the right to terminate if the transaction is not completed by March 2, 2018.  In certain specified circumstances, upon termination of the Stock Purchase Agreement by the seller, including a termination by the seller for our breach, we will be required to pay the seller a termination fee equal to $78.8 million.

We currently intend to enter into a new $1,850.0 million senior secured syndicated term loan facility and issue additional $300.0 million unsecured public notes to finance the Royal Adhesives acquisition purchase price and related transaction expenses and refinance certain of our existing indebtedness. We expect to incur approximately $72.9 million in financing related costs, which include early termination fees, new debt issuance costs and costs related to securing bridge loan financing. Approximately $32.5 million of these costs will be capitalized.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$562.9	$512.9	9.8%	$1,627.8	$1,519.7	7.1%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2017 compared to the same periods in 2016:

	Three Months Ended September 2, 2017	Nine Months Ended September 2, 2017
	vs August 27, 2016	vs August 27, 2016
Constant currency growth	11.3%	10.1%
Currency	(1.5%)	(3.0%)
Total	9.8%	7.1%

Constant currency growth was a positive 11.3 percent in the third quarter of 2017 compared to the third quarter of 2016. The 11.3 percent constant currency growth in the third quarter of 2017 was driven by 17.9 percent growth in Engineering Adhesives, 16.7 percent growth in Americas Adhesives, 10.4 percent growth in Asia Pacific and 9.6 percent growth in EIMEA, offset by a 8.1 percent decrease in Construction Products. The negative 1.5 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Turkish lira, Chinese renminbi and Argentinian peso.

Constant currency growth was a positive 10.1 percent in the first nine months of 2017 compared to the first nine months of 2016.  The 10.1 percent constant currency growth in the first nine months of 2017 was driven by 23.0 percent growth in Engineering Adhesives, 13.6 percent growth in Asia Pacific, 9.0 percent growth in EIMEA and 11.6 percent growth in Americas Adhesives, offset by a 6.6 percent decrease in Construction Products.  The negative 3.0 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Turkish lira, Chinese renminbi, Euro and Mexican peso.

Cost of sales:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Raw materials	$316.5	$273.9	15.5%	$902.3	$813.4	10.9%
Other manufacturing costs	96.0	92.8	3.4%	290.1	264.3	9.8%
Cost of sales	$412.5	$366.7	12.5%	$1,192.4	$1,077.7	10.6%
Percent of net revenue	73.3%	71.5%		73.3%	70.9%

Cost of sales in the third quarter of 2017 compared to the third quarter of 2016 increased 180 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 280 basis points in the third quarter of 2017 compared to the third quarter of 2016 primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 100 basis points in the third quarter of 2017 compared to the third quarter of 2016 driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Cost of sales in the first nine months of 2017 compared to the first nine months of 2016 increased 240 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 190 basis points in the first nine months of 2017 compared to the first nine months of 2016 primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 50 basis points in the first nine months of 2017 compared to the first nine months of 2016.

Gross profit:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Gross profit	$150.4	$146.1	2.9%	$435.4	$442.0	(1.5%	)
Percent of net revenue	26.7%	28.5%		26.7%	29.1%

Gross profit in the first third quarter of 2017 increased 2.9 percent and gross profit margin decreased 180 basis points compared to the third quarter of 2016. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Gross profit in the nine months of 2017 decreased 1.5 percent and gross profit margin decreased 240 basis points compared to the first nine months of 2016. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
SG&A	$110.2	$97.7	12.8%	$325.9	$301.1	8.2%
Percent of net revenue	19.6%	19.0%		20.0%	19.8%

SG&A expenses for the third quarter of 2017 increased $12.5 million, or 12.8 percent, compared to the third quarter of 2016.  The increase is mainly due to the impact of acquired businesses, transaction costs related to potential acquisitions and higher variable compensation, partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

SG&A expenses for the first nine months of 2017 increased $24.8 million, or 8.2 percent, compared to the first nine months of 2016.  The increase is mainly due to the impact of acquired businesses, transaction costs related to potential acquisitions, higher variable compensation and the implementation of the 2017 Restructuring Plan, partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

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

Special charges, net:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Special charges, net	$-	$(2.8)	NMP	$-	$(2.0)	NMP

NMP = Non-meaningful percentage

The following table provides detail of special charges, net:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
($ in millions)	2017	2016	2017	2016
Acquisition and transformation related costs	$-	$0.1	$-	$0.2
Facility exit costs	-	(2.9)	-	(2.4)
Other related costs	-	-	-	0.2
Special charges, net	$-	$(2.8)	$-	$(2.0)

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project”. During the third quarter and nine months ended August 27, 2016, we incurred special charges, net of $(2.8) million and $(2.0) million respectively, for costs related to the Business Integration Project. The Business Integration Project was substantially complete at the end of 2016.

Other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Other income (expense), net	$0.2	$(1.0)	NMP	$0.7	$(7.6)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2017 included $0.8 million of interest income and $0.2 million of net financing income offset by $0.8 million of currency transaction losses. Other income (expense), net in the third quarter of 2016 included $1.0 million of currency transaction and re-measurement losses and $0.2 million of net financing expense offset by $0.5 million of interest income.

Other income (expense), net in the first nine months of 2017 included $2.2 million of interest income and $0.3 million of net financing income offset by $1.8 million of currency transaction losses. Other income (expense), net in the first nine months of 2016 included $9.1 million of currency transaction and re-measurement losses offset by $1.5 million of interest income.

Interest expense:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Interest expense	$8.1	$6.8	19.0%	$24.6	$19.7	24.9%

Interest expense in the third quarter of 2017 compared to the third quarter of 2016 was higher due to U.S. debt balances at higher interest rates from the issuance of our 4.000% Notes, and higher LIBOR rates on floating rate debt held in the U.S. We capitalized $0.1 million of interest expense in the third quarter of 2017 compared to $0.2 million in the same period last year.

Interest expense in the first nine months of 2017 compared to the same period last year was higher due to higher U.S. debt balances at higher interest rates from the issuance of our 4.000% Notes and higher LIBOR rates on floating rate debt held in the U.S. In addition, and as a result of the issuance of our 4.000% Notes during the first nine months of 2017, we recorded $0.5 million of accelerated amortization of debt issuance costs related to debt facilities that were repaid with proceeds from the 4.000% Notes. We capitalized $0.2 million of interest expense in the first nine months of 2017 compared to $0.6 million in the same period last year.

Income taxes:

	Three Months Ended				Nine Months Ended
	September 2,	August 27,	2017 vs		September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016		2017	2016	2016
Income taxes	$9.3	$12.5	(26.0%	)	$26.2	$35.6	(26.4%	)
Effective tax rate	28.7%	28.8%			30.6%	30.8%

Income tax expense of $9.3 million in the third quarter of 2017 includes $0.2 million of discrete tax expense and $3.9 million of tax benefit from costs primarily related to the restructuring plans and other non-recurring items. Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.4 percent.

Income tax expense of $26.2 million in the first nine months of 2017 includes $1.1 million of discrete tax expense and $9.8 million of tax benefit from costs primarily related to the restructuring plans and other non-recurring items. Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.4 percent.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Income from equity method investments	$2.2	$1.8	17.9%	$6.4	$5.2	24.7%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the third quarter and first nine months of 2017 compared to the same periods of 2016 relates to higher net income in our joint venture.

Net income attributable to non-controlling interests:

Net income attributable to non-controlling interests relates primarily to an 11 percent redeemable non-controlling interest in HBF Turkey and was not material for the quarter ended September 2, 2017 and August 27, 2016. During the first quarter of 2017, we purchased the remaining shares from the non-controlling shareholder.

Net income attributable to H.B. Fuller:

	Three Months Ended				Nine Months Ended
	September 2,	August 27,	2017 vs		September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016		2017	2016	2016
Net income attributable to H.B. Fuller	$25.1	$32.7	(23.2%	)	$65.8	$85.0	(22.6%	)
Percent of net revenue	4.5%	6.4%			4.0%	5.6%

The net income attributable to H.B. Fuller for the third quarter of 2017 was $25.1 million compared to $32.7 million for the third quarter of 2016. The diluted earnings per share for the third quarter of 2017 was $0.49 per share as compared to $0.64 per share for the third quarter of 2016.

The net income attributable to H.B. Fuller for the first nine months of 2017 was $65.8 million compared to $85.0 million for the first nine months of 2016. The diluted earnings per share for the first nine months of 2017 was $1.28 per share as compared to $1.66 per share for the first nine months of 2016.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	September 2, 2017		August 27, 2016		September 2, 2017		August 27, 2016
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$230.9	41%	$199.0	39%	$653.6	40%	$588.4	39%
EIMEA	137.4	24%	130.6	25%	396.7	24%	394.8	26%
Asia Pacific	63.0	11%	57.5	11%	190.1	12%	171.5	11%
Construction Products	59.1	11%	64.4	13%	179.9	11%	192.1	13%
Engineering Adhesives	72.5	13%	61.4	12%	207.5	13%	172.9	11%
Total	$562.9	100%	$512.9	100%	$1,627.8	100%	$1,519.7	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	September 2, 2017		August 27, 2016		September 2, 2017		August 27, 2016
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$26.7	66%	$31.9	67%	$74.1	67%	$94.0	67%
EIMEA	9.9	25%	8.4	17%	19.8	18%	25.6	18%
Asia Pacific	2.8	7%	2.5	5%	9.5	9%	9.3	6%
Construction Products	1.0	3%	2.1	4%	(1.6)	(1%)	5.4	4%
Engineering Adhesives	4.6	11%	3.5	7%	12.5	11%	6.5	5%
Corporate	(4.8)	(12%)	-	-	(4.8)	(4%)	-	-
Total	$40.2	100%	$48.4	100%	$109.5	100%	$140.8	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
($ in millions)	2017	2016	2017	2016
Segment operating income	$40.2	$48.4	$109.5	$140.8
Special charges, net	-	2.8	-	2.0
Other income (expense), net	0.1	(1.0)	0.7	(7.6)
Interest expense	(8.1)	(6.8)	(24.6)	(19.7)
Income before income taxes and income from equity method investments	$32.2	$43.4	$85.6	$115.5

Americas Adhesives

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$230.9	$199.0	16.0%	$653.6	$588.4	11.1%
Segment operating income	$26.7	$31.9	(16.3%)	$74.1	$94.0	(21.2%)
Segment operating margin	11.5%	16.0%		11.3%	16.0%

The following table provides details of the Americas Adhesives net revenue variances:

	Three Months Ended September 2, 2017	Nine Months Ended September 2, 2017
	vs August 27, 2016	vs August 27, 2016
Constant currency growth	16.7%	11.6%
Currency	(0.7%)	(0.5%)
Total	16.0%	11.1%

Net revenue increased 16.0 percent in the third quarter of 2017 compared to the third quarter of 2016.  The 16.7 percent increase in constant currency growth was attributable to a 16.9 percent increase in sales volume, including a 10.6 percent increase due to the Wisdom Adhesives acquisition, and a 0.2 percent increase in product pricing offset by an unfavorable 0.4 percent decrease in sales mix.  The 0.7 percent negative currency effect was due to the weaker Argentinian peso and Brazilian real, offset by the stronger Mexican peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 410 basis points mainly due to higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 60 basis points, primarily due to the acquisition and integration of Wisdom Adhesives and volume increases. Segment operating income decreased 16.3 percent and segment operating margin as a percentage of net revenue decreased 450 basis points compared to the third quarter of 2016.

Net revenue increased 11.1 percent in the first nine months of 2017 compared to the first nine months of 2016.  The 11.6 percent increase in constant currency growth was attributable to a 13.5 percent increase in sales volume, including an 8.7 percent increase due to the Wisdom Adhesives acquisition, offset by a 1.1 percent decrease due to unfavorable sales mix and a 0.8 percent decrease in product pricing.  The 0.5 percent negative currency effect was due to the weaker Mexico peso and Argentinian peso, offset by the stronger Brazilian real and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 340 basis points mainly due to lower sales prices and higher raw material costs, and the impact of valuing inventories related to the Wisdom Adhesives acquisition at fair value. Other manufacturing costs as a percentage of net revenue increased 130 basis points, primarily due to the acquisition and integration of Wisdom Adhesives and higher delivery expense.  Segment operating income decreased 21.2 percent and segment operating margin as a percentage of net revenue decreased 470 basis points compared to the first nine months of 2016.

EIMEA

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$137.4	$130.6	5.2%	$396.7	$394.8	0.5%
Segment operating income	$9.9	$8.4	17.4%	$19.8	$25.6	(22.8%)
Segment operating margin	7.2%	6.5%		5.0%	6.5%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended September 2, 2017	Nine Months Ended September 2, 2017
	vs August 27, 2016	vs August 27, 2016
Constant currency growth	9.6%	9.0%
Currency	(4.4%)	(8.5%)
Total	5.2%	0.5%

Net revenue increased 5.2 percent in the third quarter of 2017 compared to the third quarter of 2016.  The 9.6 percent increase in constant currency growth was attributable to a 4.4 percent increase in sales volume, a 5.6 percent increase in product pricing and a 0.4 percent decrease in unfavorable sales mix.  The negative currency effect of 4.4 percent was primarily the result of a weaker Egyptian pound and Turkish lira offset by a stronger Euro compared to the U.S. dollar.  Sales volume growth was primarily related to the hygiene and durable assembly markets. In addition, we had strong growth in both core Europe and the emerging markets.  Raw material cost as a percentage of net revenue increased 210 basis points in the third quarter compared to the third quarter last year primarily due to higher raw material costs offset by higher product pricing.  Other manufacturing costs as a percentage of net revenue were 290 basis points lower than the third quarter of 2016 primarily due to improved cost control and higher sales volume.  Segment operating income increased 17.4 percent and segment operating margin increased 70 basis points compared to the third quarter of 2016.

Net revenue increased 0.5 percent in the first nine months of 2017 compared to the first nine months of 2016.  The 9.0 percent increase in constant currency growth was attributable to a 4.9 percent increase in sales volume and a 4.1 percent increase in product pricing.  The negative currency effect of 8.5 percent was primarily the result of a weaker Egyptian pound and Turkish lira offset by a stronger Euro compared to the U.S. dollar.  Sales volume growth was primarily related to the hygiene and durable assembly markets, and strong growth in the emerging markets.  Raw material cost as a percentage of net revenue increased 100 basis points in the nine months compared to the nine months last year primarily due to higher raw material costs offset by higher product pricing.  Other manufacturing costs as a percentage of net revenue were 40 basis points lower than the first nine months of 2016.  SG&A expenses as a percentage of net revenue increased 90 basis points due to higher variable compensation and the implementation of the 2017 Restructuring Plan.  Segment operating income decreased 22.8 percent and segment operating margin decreased 150 basis points compared to the first nine months of 2016.

Asia Pacific

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$63.0	$57.5	9.5%	$190.1	$171.5	10.9%
Segment operating income	$2.8	$2.5	12.4%	$9.5	$9.3	1.6%
Segment operating margin	4.5%	4.4%		5.0%	5.4%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended September 2, 2017	Nine Months Ended September 2, 2017
	vs August 27, 2016	vs August 27, 2016
Constant currency growth	10.4%	13.6%
Currency	(0.9%)	(2.7%)
Total	9.5%	10.9%

Net revenue in the third quarter of 2017 increased 9.5 percent compared to the third quarter of 2016.  The 10.4 percent increase in constant currency growth was attributable to a 9.4 percent increase in sales volume, a 0.8 percent increase due to favorable sales mix and a 0.2 percent increase in product pricing.  Organic constant currency growth was primarily driven by volume growth in Greater China. Negative currency effects of 0.9 percent compared to the third quarter of 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar partially offset by a stronger Australian dollar.  Raw material costs as a percentage of net revenue increased 250 basis points compared to the third quarter of 2016 primarily due to higher raw material costs.  Other manufacturing costs as a percentage of net revenue decreased 150 basis points compared to the third quarter of 2016 primarily due to higher sales volume.  SG&A expenses as a percentage of net revenue decreased 110 basis points due to higher revenue, general spending reductions and foreign currency exchange rate benefits on spending outside the U.S. Segment operating income increased 12.4 percent and segment operating margin increased 10 basis points compared to the third quarter of 2016.

Net revenue in the first nine months of 2017 increased 10.9 percent compared to the first nine months of 2016.  The 13.6 percent increase in constant currency growth was attributable to a 15.4 percent increase in sales volume including a 3.9 percent increase due to the Advanced Adhesives acquisition, partially offset by a 0.8 percent decrease due to unfavorable sales mix and a 1.0 percent decrease in product pricing.  Organic constant currency growth was primarily driven by volume growth in Greater China. Negative currency effects of 2.7 percent compared to the first nine months of 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar partially offset by a stronger Australian dollar.  Raw material costs as a percentage of net revenue increased 120 basis points compared to the first nine months of 2016 due to lower product pricing and higher raw material costs.  Other manufacturing costs as a percentage of net revenue decreased 40 basis points compared to the first nine months of 2016.  Segment operating income increased 1.6 percent and segment operating margin decreased 40 basis points compared to the first nine months of 2016.

Construction Products

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$59.1	$64.4	(8.3%)	$179.9	$192.1	(6.4%)
Segment operating income	$1.0	$2.1	(54.4%)	$(1.6)	$5.4	(129.2%)
Segment operating margin	1.6%	3.3%		(0.9%)	2.8%

The following tables provide details of the Construction Products net revenue variances:

	Three Months Ended September 2, 2017		Nine Months Ended September 2, 2017
	vs August 27, 2016		vs August 27, 2016
Constant currency growth	(8.1%	)	(6.6%)
Currency	(0.2%	)	0.2%
Total	(8.3%	)	(6.4%)

Net revenue decreased 8.3 percent in the third quarter of 2017 compared to the third quarter of 2016.  The 8.1 percent decrease in constant currency growth was driven by a 8.9 percent decrease in sales volume, slightly offset by a 0.6 percent increase due to favorable sales mix, and a 0.2 percent increase in product pricing. The negative currency effect was 0.2 percent. The sales volume decline was due to lower service levels related to the facility upgrade and expansion project and the impact of Hurricane Harvey, which occurred late in the third quarter of 2017.  Raw material cost as a percentage of net revenue was 60 basis points higher in the third quarter of 2017 compared to last year primarily due to higher raw material costs.  Other manufacturing costs as a percentage of net revenue were 10 basis points lower in the third quarter of 2017 compared to the third quarter of 2016. SG&A expenses as a percentage of net revenue increased 120 basis points due to lower revenue.  Segment operating income decreased 54.4 percent and segment operating margin decreased 170 basis points compared to the third quarter of 2016.

Net revenue decreased 6.4 percent in the first nine months of 2017 compared to the first nine months of 2016.  The 6.6 percent decrease in constant currency growth was driven by a 6.3 percent decrease in sales volume, a 0.2 percent decrease due to unfavorable sales mix, and a 0.1 percent decrease in product pricing. The positive currency effect was 0.2 percent. The sales volume decline was due to lower service levels related to the facility upgrade and expansion project and the impact of Hurricane Harvey, which occurred late in the third quarter of 2017.  Raw material cost as a percentage of net revenue was 100 basis points lower in the first nine months of 2017 compared to the first nine months of 2016 primarily due to favorable product mix and lower raw material costs.  Other manufacturing costs as a percentage of net revenue were 410 basis points higher in the first nine months of 2017 compared to the first nine months of 2016 due to the discontinuance of certain retail and wholesale products in connection with the implementation of the 2017 Restructuring Plan and inefficiencies related to the facility upgrade and expansion project. SG&A expenses as a percentage of net revenue increased 60 basis points due to lower revenue. Segment operating income decreased 129.2 percent and segment operating margin decreased 370 basis points compared to the first nine months of 2016.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2017 vs	September 2,	August 27,	2017 vs
($ in millions)	2017	2016	2016	2017	2016	2016
Net revenue	$72.5	$61.4	18.1%	$207.5	$172.9	20.0%
Segment operating income	$4.6	$3.5	31.3%	$12.5	$6.5	93.0%
Segment operating margin	6.3%	5.7%		6.0%	3.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended September 2, 2017	Nine Months Ended September 2, 2017
	vs August 27, 2016	vs August 27, 2016
Constant currency growth	17.9%	23.0%
Currency	0.2%	(3.0%)
Total	18.1%	20.0%

Net revenue increased 18.1 percent in the third quarter of 2017 compared to the third quarter of 2016.  The 17.9 percent increase in constant currency growth was attributable to a 19.0 percent increase in sales volume including a 0.7 percent increase due to the acquisition of Cyberbond, partially offset by a 1.1 percent decrease due to unfavorable sales mix.  Organic constant currency growth was driven by strong performance in the electronics and Tonsan markets.  Positive currency effects of 0.2 percent compared to the third quarter of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar.  Raw material cost as a percentage of net revenue was 110 basis points higher in the third quarter of 2017 compared to the third quarter of 2016 due to unfavorable sales mix and higher raw material costs. Other manufacturing costs as a percentage of net revenue were 130 basis points lower in the third quarter of 2017 compared to the third quarter of 2016 due to higher sales volume.  Segment operating income increased 31.3 percent and segment operating margin increased 60 basis points compared to the third quarter of 2016.

Net revenue increased 20.0 percent in the first nine months of 2017 compared to the first nine months of 2016.  The 23.0 percent increase in constant currency growth was attributable to a 25.3 percent increase in sales volume including a 4.5 percent increase due to the acquisition of Cyberbond, partially offset by a 1.9 percent decrease in product pricing and a 0.4 percent decrease due to unfavorable sales mix.  Organic constant currency growth was driven by strong performance in the automotive, electronics and Tonsan markets.  Negative currency effects of 3.0 percent compared to the first nine months of last year were primarily driven by the weaker Chinese renminbi compared to the U.S. dollar.  Raw material cost as a percentage of net revenue was 130 basis points higher in the first nine months of 2017 compared to the first nine months of 2016 due to lower product prices and higher raw material costs. Other manufacturing costs as a percentage of net revenue were 110 basis points lower in the first nine months of 2017 compared to the first nine months of 2016 due to higher sales volume.  SG&A expenses as a percentage of net revenue decreased 250 basis points due to higher revenue and the mark to market adjustment related to the Tonsan contingent consideration liability offset by higher variable compensation.  Segment operating income increased 93.0 percent and segment operating margin increased 230 basis points compared to the first nine months of 2016.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of September 2, 2017 were $119.6 million compared to $142.2 million as of December 3, 2016 and $133.1 million as of August 27, 2016. The majority of the $119.6 million in cash and cash equivalents as of September 2, 2017 was held outside the United States. Total long and short-term debt was $799.0 million as of September 2, 2017, $703.3 million as of December 3, 2016 and $709.0 million as of August 27, 2016. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 43.6 percent as of September 2, 2017 as compared to 42.8 percent as of December 3, 2016 and 42.6 percent as of August 27, 2016.

On September 2, 2017, we signed an agreement to purchase Royal Adhesives for $1,575.0 million.  We currently intend to enter into a new $1,850.0 million senior secured syndicated term loan facility and issue additional $300.0 million unsecured public notes to finance the Royal Adhesives acquisition purchase price and related transaction expenses and refinance certain of our existing indebtedness. We believe our cash flows from operating activities combined with the above financing plan will be adequate to meet our ongoing liquidity and capital expenditure needs for the foreseeable future.

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

Our credit agreements and note purchase agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At September 2, 2017, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of September 2, 2017
TTM EBITDA / TTM Interest Expense	All Debt Instruments	Not less than 2.5	7.8

Total Indebtedness / TTM EBITDA	All Debt Instruments	Not greater than 3.5	3.1

●	TTM = Trailing 12 months

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

	September 2,	August 27,
	2017	2016
Net working capital as a percentage of annualized net revenue[1]	23.0%	21.7%
Accounts receivable DSO[2]	62 Days	60
Inventory days on hand[3]	73 Days	67
Free cash flow[4]	$13.2	$75.8
Total debt to total capital ratio[5]	43.6%	42.6%

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

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2017	2016
Net cash provided by operating activities	$70.8	$145.9

Net income including non-controlling interests was $65.8 million in the first nine months of 2017 compared to $85.2 million in the first nine months of 2016. Depreciation and amortization expense totaled $59.5 million in the first nine months of 2017 compared to $57.2 million in the first nine months of 2016. Accrued compensation was a source of cash of $3.9 million in 2017 compared to a use of cash of $6.7 million last year related to higher accruals for our employee incentive plans. Other accrued expenses was a use of cash of $5.8 million in the nine months ending September 2, 2017 compared to a $4.9 million use of cash in same period last year. Other liabilities was a source of cash of $12.6 million in the first nine months of 2017 compared to a use of cash of $9.1 million in the first nine months of 2016.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $46.3 million compared to a source of cash of $18.0 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2017	2016
Trade receivables, net	$(14.0)	$25.6
Inventory	(55.3)	(6.2)
Trade payables	23.0	(1.4)
Total cash flow impact	$(46.3)	$18.0

●

Trade Receivables, net – Trade Receivables, net was a use of cash of $14.0 million in 2017 compared to a source of cash of $25.6 million in 2016. The use of cash in 2017 compared to source of cash in 2016 was due to an increase in trade receivables in the current year compared to the prior year. The DSO were 62 days at September 2, 2017 and 60 days at August 27, 2016.

●

Inventory – Inventory was a use of cash of $55.3 million and $6.2 million in 2017 and 2016, respectively. The higher use of cash in 2017 is due to higher raw material costs and increasing inventory levels to maintain service levels while integrating our Wisdom acquisition. The lower use of cash in 2016 is related to lower seasonal build of inventory in 2016. Inventory days on hand were 73 days as of September 2, 2017 and 67 days as of August 27, 2016.

●

Trade Payables – For the first nine months of 2017 trade payables was a source of cash of $23.0 million compared to a use of cash of $1.4 million in 2016. The use of cash in 2016 compared to the source of cash in 2017 is primarily related to higher purchases of inventory somewhat offset by lower purchases of property, plant and equipment.

Cash Flows from Investing Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2017	2016
Net cash used in investing activities	$(159.3)	$(96.5)

In the first quarter of 2017, we acquired Wisdom Adhesives for $123.3 million. Purchases of property, plant and equipment were $35.5 million during the nine months ended September 2, 2017 as compared to $49.6 million for the same period of 2016.

Cash Flows from Financing Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2017	2016
Net cash provided by (used in) financing activities	$61.2	$(31.5)

We had $643.0 million of proceeds from the issuance of long-term debt in the nine months ended September 2, 2017 which consisted of $300.0 million of proceeds from the issuance of the 4.000% Notes, $100 million of proceeds from our refinanced term loan and $243.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives and from borrowing from ongoing operations. Repayments of long-term debt were $536.8 million in the nine months ended September 2, 2017 and $16.9 million in the nine months ended August 27, 2016. We also paid $3.8 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first nine months of 2017. Net payments of notes payable were $10.9 million in 2017 compared to net proceeds of $6.6 million in 2016. Cash dividends paid were $22.1 million in 2017 compared to $20.6 million in 2016. Repurchases of common stock were $21.7 million in the nine months ended September 2, 2017 compared to $11.9 million in the same period of 2016.

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

Our financial performance may be negatively affected by unfavorable economic conditions.  Recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability.  As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future.  A general reduction in consumer discretionary spending due to recessionary conditions in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.

Interest Rate Risk

Exposure to changes in interest rates result primarily from borrowing activities used to fund operations and acquisitions.  Committed floating rate credit facilities are used to fund a portion of operations.  We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows.  The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of September 2, 2017 would have resulted in a change in net income of approximately $8.1 million or $0.16 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 57 percent of net revenue was generated outside of the United States for the third quarter of 2017. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

In the event a natural hedge is not available, we take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Based on financial results for the nine months ended September 2, 2017, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $4.4 million or $0.09 per diluted share. Based on financial results for the nine months ended September 2, 2017 and foreign currency balance sheet positions as of September 2, 2017, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $6.3 million or $0.12 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the nine months ended September 2, 2017, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $6.3 million or $0.12 per diluted share.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 2, 2017.  We acquired Wisdom Adhesives in the first quarter of 2017, which represented approximately six percent of our total assets as of September 2, 2017. As this acquisition occurred in the first quarter of 2017, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of September 2, 2017, our disclosure controls and procedures were effective.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in millions)	September 2, 2017	August 27, 2016	December 3, 2016
Lawsuits and claims settled	7	9	33
Settlement amounts	$1.6	$1.0	$3.1
Insurance payments received or expected to be received	$1.3	$0.6	$2.3

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 3, 2016. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 3, 2016, except as follows with respect to our proposed acquisition of ASP Royal Acquisition Corp. (“Royal Adhesives”) pursuant to the Stock Purchase Agreement, dated September 2, 2017, as disclosed in our Current Report on Form 8-K filed with the SEC on September 5, 2017 (the “Royal Adhesives acquisition”):

Risks Related to the Royal Adhesives Acquisition

We may not realize the revenue growth opportunities and cost synergies that are anticipated from the planned Royal Adhesives acquisition as we may experience difficulties in integrating Royal Adhesives’ business with ours.

The benefits that are expected to result from the Royal Adhesives acquisition will depend, in part, on our ability to realize the anticipated revenue growth opportunities and cost synergies as a result of the planned acquisition. Our success in realizing these revenue growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Royal Adhesives. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Royal Adhesives. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Royal Adhesives’ activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Royal Adhesives. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate Royal Adhesives successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Royal Adhesives. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the planned acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

If our financing for the Royal Adhesives acquisition becomes unavailable, the acquisition may not be completed.

We intend to finance the acquisition with new debt financing. On September 2, 2017, we entered into the bridge commitment letter with Morgan Stanley, providing us commitments with respect to financing to be utilized in connection with funding the Royal Adhesives acquisition. In the event that the financing contemplated by the bridge commitment letter is not available, is available in less than the full amount or is available in a manner that requires us to utilize the bridge term facility, necessary financing for the Royal Adhesives acquisition may not be available on acceptable terms, in a timely manner or at all. The closing of the Royal Adhesives acquisition is not conditioned on our ability to obtain financing. However, if alternative financing becomes necessary and we are unable to secure such alternative financing, we may not be able to complete the Royal Adhesives acquisition and may be required to pay the seller a $78.75 million termination fee.

We and Royal Adhesives may be unable to obtain the regulatory approvals required to complete the Royal Adhesives acquisition.

Completion of the Royal Adhesives acquisition is conditioned upon, among other conditions, the expiration or termination of any waiting period under the Hart-Scott-Rodino Act and the receipt of antitrust approval in Germany. We and Royal Adhesives are pursuing all required consents, orders and approvals in accordance with the Royal Adhesives stock purchase agreement. These consents, orders and approvals may impose conditions on or require divestitures relating to our or Royal Adhesives’ divisions, operations or assets, or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The Royal Adhesive stock purchase agreement requires us and Royal Adhesives, among other things, to accept all such conditions, divestitures, requirements, limitations, costs or restrictions that may be imposed by regulatory entities. Such conditions, divestitures, requirements, limitations, costs or restrictions may jeopardize or delay completion of the Royal Adhesives acquisition, may reduce the anticipated benefits of the Royal Adhesives acquisition or may result in the abandonment of the Royal Adhesives acquisition. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals.

The announcement and pendency of the Royal Adhesives acquisition could impact or cause disruptions in our and Royal Adhesives’ businesses which could have an adverse effect on our business, financial condition or results of operations following the completion of the Royal Adhesives acquisition.

The announcement and pendency of the Royal Adhesives acquisition could cause disruption in our and Royal Adhesives’ businesses, including:

●

our and Royal Adhesives’ current and prospective customers and suppliers may experience uncertainty associated with the Royal Adhesives acquisition, including with respect to current or future business relationships with us, Royal Adhesives or the combined company and may attempt to negotiate changes in existing business;

●	our and Royal Adhesives’ employees may experience uncertainty about their future roles with us, which may adversely affect our and Royal Adhesives’ ability to retain and hire key employees;

●	the Royal Adhesives acquisition may give rise to potential liabilities; and

●

the attention of our management and that of Royal Adhesives may be directed toward the completion and implementation of the Royal Adhesives acquisition and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the Royal Adhesives acquisition, we could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Royal Adhesives acquisition, as described in more detail above. The disruption to Royal Adhesives’ business could be exacerbated by a delay in the completion of the Royal Adhesives acquisition.

The debt we expect to incur in connection with the Royal Adhesives acquisition could have a negative impact on our liquidity or restrict our activities.

If the Royal Adhesives acquisition is consummated, we expect that our outstanding indebtedness will significantly increase as a result. Our current indebtedness and this new debt financing contain or will contain various covenants that limit our ability to engage in specified types of transactions. Our overall leverage and the terms of our financing arrangements could:

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

●	make it more difficult to satisfy our obligations under the terms of our indebtedness;

●	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

●

limit our flexibility to plan for and adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;

●

require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements;

●

limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; and

●	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

In addition, the restrictive covenants would require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

Royal Adhesives may have liabilities that are not known, probable or estimable at this time.

As a result of the Royal Adhesives acquisition, Royal Adhesives will become our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Royal Adhesives. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Royal Adhesives that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

Without limitation to the generality of the foregoing, Royal Adhesives is subject to various rules, regulations, laws and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of Royal Adhesives’ directors, officers, employees or agents could have a significant impact on Royal Adhesives’ business and reputation and could subject Royal Adhesives to fines and penalties, criminal, civil and administrative legal sanctions and suspension from contracting (including with public bodies), resulting in reduced revenues and profits. Such misconduct could include the failure to comply with regulations prohibiting bribery, regulations on lobbying or similar activities, control over financial reporting, environmental laws and any other applicable laws or regulations.

Upon completion of the Royal Adhesives acquisition, we may become subject to additional risks and uncertainties relating to Royal Adhesives and its business.

Following the Royal Adhesives acquisition, we will be subject to additional risks associated with Royal Adhesives, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The integration process may be complex, costly and time-consuming, as Royal Adhesives is not currently operating as a public company. The difficulties of integrating the businesses include, among others:

●	failure to implement our business plan for the combined company;

●	unanticipated issues in integrating equipment, logistics, information, communications and other systems;

●	possible inconsistencies in standards, controls, contracts, procedures and policies;

●	impacts of change in control provisions in contracts and agreements;

●	failure to retain key customers and suppliers;

●	unanticipated changes in applicable laws and regulations;

●	failure to recruit and retain key employees to operate the combined business;

●	increased competition within the industries in which Royal Adhesives operates;

●	inherent operating risks in the business;

●	unanticipated issues, expenses and liabilities;

●	additional reporting requirements pursuant to applicable rules and regulations;

●	additional requirements relating to internal control over financial reporting; and

●	unfamiliarity with operating in many of the countries in which Royal Adhesives currently operates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended September 2, 2017 follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

June 4, 2017 - July 8, 2017	125,000	$51.41	125,000	$193,573

July 9, 2017 - August 5, 2017	125,000	$51.22	125,000	$187,170

August 6, 2017 - September 2, 2017	287	$51.35	-	$187,170

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

Item 6. Exhibits

2.1

Stock Purchase Agreement, dated as of September 2, 2017, by and among H.B. Fuller Company, HBF Windsor Holding Co., ASP Royal Acquisition Corp., and ASP Royal Holdings LLC (incorporated by reference to Exhibit 2.1 in H.B. Fuller’s Current Report on Form 8-K filed on September 5, 2017)

10.1

Commitment Letter, dated as of September 2, 2017, by and among H.B. Fuller Company and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on September 5, 2017)

31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 2, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 29, 2017	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

2.1

Stock Purchase Agreement, dated as of September 2, 2017, by and among H.B. Fuller Company, HBF Windsor Holding Co., ASP Royal Acquisition Corp., and ASP Royal Holdings LLC (incorporated by reference to Exhibit 2.1 in H.B. Fuller’s Current Report on Form 8-K filed on September 5, 2017)

10.1

Commitment Letter, dated as of September 2, 2017, by and among H.B. Fuller Company and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 in H.B. Fuller’s Current Report on Form 8-K filed on September 5, 2017)

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 2, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.