Form 10-K
period 2017-12-02
FULLER H B CO
filed 2018-01-31
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 3, 2017 was approximately $2,621,584,525 (based on the closing price of such stock as quoted on the New York Stock Exchange of $52.24 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,425,567 as of January 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2018.

H.B. FULLER COMPANY

2017 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2017, 2016 and 2015 herein, the reference is to our fiscal years ended December 2, 2017, December 3, 2016 and November 28, 2015, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 37 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, roofing, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automotives, recreational vehicles, bus, truck and trailer, marine, solar energy systems, electronics and aerospace and defense. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grout, sealants and related products.

Recent Acquisitions

Adecol

On November 1, 2017, we acquired Adecol Industria Quimica, Limitada (“Adecol”) headquartered in Guarulhos, Brazil. Adecol works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and durable assembly markets. The acquisition is expected to enhance our business in Brazil by partnering with customers to produce new and better consumer and durable goods products in this region. The purchase price of $44.7 million was funded through existing cash and is reported in our Americas Adhesives operating segment.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”) a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The purchase price of $1,622.7 million was funded through new debt financing. See Note 6 to the Consolidated Financial Statements for further information on our debt financing. Royal Adhesives is reported as a separate operating segment for the year ended December 2, 2017.

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and durable assembly markets. The acquisition is expected to strengthen our position in the North America adhesives market. The purchase price of $123.5 million was financed through borrowings on our revolving credit facility and is reported in our Americas Adhesives operating segment.

Operating Segment Information

Our business is reported in six operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products, Engineering Adhesives and Royal Adhesives. In fiscal 2017, as a percentage of total net revenue by operating segment, Americas Adhesives was 39 percent, EIMEA was 24 percent, Asia Pacific was 11 percent, Construction Products was 10 percent, Engineering Adhesives was 13 percent and Royal Adhesives was 3 percent. See Note 15 to the Consolidated Financial Statements for further information on our operating segments.

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

The Royal Adhesives operating segment produces and supplies specialty adhesives, sealants, coatings, polymers, tapes, encapsulants and additives for use in a wide range of commercial, industrial and institutional applications. The products are sold into five primary market sectors: transportation, assembly and construction; commercial roofing; insulating glass; flooring and carpet; and textile, paper, printing and packaging. These products are also used in a variety of secondary markets including aerospace and defense, automotive, recreational vehicle, bus, truck and trailer, marine, assembly, electrical/electronic, filter, printing, flexible packaging, laminating, graphic arts, solar/renewable energy, personal care, home furnishings, roofing and flooring. Sales are made through both a direct sales force and distributors.

Financial information with respect to our operating segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. At the end of 2017, we had sales offices and manufacturing plants in 21 countries outside the United States and satellite sales offices in another 15 countries.

We have detailed Code of Conduct policies that we apply across all of our operations around the world.  These policies represent a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in the following countries that are subject to U.S. economic sanctions: Cuba; North Korea; Syria; and the Crimea region of the Ukraine.

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

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, electronics, automobiles, aerospace and defense products, solar energy systems, filters, construction materials, wood flooring, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, labels and tapes.

Our products are delivered directly to customers primarily from our manufacturing plants, with additional deliveries made through distributors and retailers.

Backlog

No significant backlog of unfilled orders existed at December 2, 2017 or December 3, 2016.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Sesame®, TEC®, Foster®, Rakoll®, Rapidex®, Full-CareTM, Thermonex®, Silaprene®, Eternabond®, Cilbond®, and TONSAN® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Research and development expenses were $30.1 million, $28.6 million and $26.2 million in 2017, 2016 and 2015, respectively. Research and development costs are included in selling, general and administrative expenses.

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

Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $13.8 million, including approximately $1.5 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Employees

We employed approximately 6,000 individuals on December 2, 2017, of which approximately 2,500 were located in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 19, 2018. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	53	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	55	Senior Vice President, Engineering Adhesives Vice President, TONSAN and Electronics Director, Electronics Materials	February 2016 - Present 2014 - 2016 2012 - 2014

Heather A. Campe	44	Senior Vice President, Americas Adhesives Vice President, Asia Pacific Director, Hygiene	October 2016 - Present 2013 - 2016 2010 - 2012

Theodore M. Clark	64	Senior Vice President, Royal Adhesives President and CEO of Royal Adhesives & Sealants	October 2017 - Present 2003 - 2017

Paula M. Cooney	49	Vice President, Human Resources Director, Global Human Resources Strategic Programs	April 2016 - Present 2010 - 2016

John J. Corkrean	52

Executive Vice President & Chief Financial Officer

Senior Vice President, Finance - Global Energy Services, NALCO Champion, an Ecolab Inc. company (supplier of chemicals and related services to the oil & gas industry)

			May 2016 - Present 2014 - 2016

		Senior Vice President and Corporate Controller, Ecolab Inc. (global provider of water, hygiene and energy technologies and services)	2008 - 2014

Dietrich J. Crail	47

Vice President, Asia Pacific

Vice President, Paper Converting and Construction, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)

Vice President & Global Segment Leader,

Pressure Sensitive Adhesives, Henkel Corporation

			October 2016 - Present 2013 - 2016 2008 - 2014

Traci L. Jensen	51	Senior Vice President, Global Construction Products Senior Vice President, Americas Adhesives Vice President, Americas Adhesives	July 2016 - Present 2013 - 2016 2011 - 2013

Timothy J. Keenan	60	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

Steven Kenny	56	Senior Vice President, Emerging Markets Senior Vice President, Europe, India, Middle East and Africa (EIMEA)	June 2015 - Present 2009 - 2015

Patrick M. Kivits	50	Senior Vice President, EIMEA Corporate Vice President and General Manager, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments) Vice President, Henkel AG & Co. KGaA	September 2015 - Present 2013 - 2015 2011 - 2013

David W. Moorman	49	Vice President, Operations Excellence Director, Global Information Technology	March 2017 - Present 2010 - 2017

Ebrahim Rezai	66

Vice President and Chief Technology and Innovation Officer

Associate Director, Baby and Feminine Care Global Material Development and Supply Organization, Procter & Gamble (multinational manufacturer of family, personal and household care products)

Associate Director, Baby Care Global Material Development and Supply Organization, Procter & Gamble

			October 2016 - Present 2015 - 2016 2005 - 2015

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

Approximately 58 percent, or $1.3 billion, of our net revenue was generated outside the United States in 2017. After the acquisitions of Royal Adhesives and Adecol, we expect our revenue generated outside the United States to be approximately 58 percent. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2017, the change in foreign currencies negatively impacted our net revenue by approximately $46 million. In 2017, we spent approximately $1.3 billion for raw materials worldwide of which approximately $705.6 million was purchased outside the United States. Based on 2017 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $7.0 million or $0.14 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

In 2017, raw material costs made up over 76 percent of our cost of sales. Accordingly, changes in the cost of raw materials can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins. Based on 2017 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $10.0 million or $0.19 per diluted share.

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

Ongoing innovation and product development are important factors in our competitiveness. Failure to create new products and generate new ideas could negatively impact our ability to grow and deliver strong financial results. We continually apply for and obtain U.S. and foreign patents to protect the results of our research for use in our operations and licensing. We are party to a number of patent licenses and other technology agreements. We rely on patents, confidentiality agreements and internal security measures to protect our intellectual property. Failure to protect this intellectual property could negatively affect our future performance and growth.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system, which we refer to as Project ONE, which will upgrade and standardize our information system. The North America adhesives business went live in 2014, and the implementation process proved to be more difficult than we originally anticipated resulting in disruptions in our manufacturing network, lower productivity and deteriorated customer service levels. By the end of 2014, most of the problems associated with the software implementation had been remediated and the business was stable and running at capacity with productivity levels approaching the levels experienced prior to the new software implementation. In late 2014, we suspended any further implementation projects in other geographic regions until we complete the optimization of the current platform for the North America adhesives business. In 2017, we re-initiated the project and began the implementation and upgrade of our ERP system in our Latin America adhesives business.  The new ERP system went live in Argentina at the beginning of fiscal 2018.  We expect full implementation of our ERP system in in the remaining countries within our Latin America adhesives business in early 2019, followed by continued implementation in North America (including our acquired businesses and Construction Products business), EIMEA and Asia Pacific.

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

Risks Related to the Royal Adhesives Acquisition

We may not realize the revenue growth opportunities and cost synergies that are anticipated from the Royal Adhesives acquisition as we may experience difficulties in integrating Royal Adhesives’ business with ours.

The benefits that are expected to result from the Royal Adhesives acquisition will depend, in part, on our ability to realize the anticipated revenue growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these revenue growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Royal Adhesives. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Royal Adhesives. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Royal Adhesives’ activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Royal Adhesives. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate Royal Adhesives successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Royal Adhesives. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

The debt incurred in connection with the Royal Adhesives acquisition could have a negative impact on our liquidity or restrict our activities.

As a result of the Royal Adhesives acquisition, our outstanding indebtedness has significantly increased. Our current indebtedness contains various covenants that limit our ability to engage in specified types of transactions. Our overall leverage and the terms of our financing arrangements could:

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

In addition, the restrictive covenants require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

Royal Adhesives may have liabilities that are not known, probable or estimable at this time.

As a result of the Royal Adhesives acquisition, Royal Adhesives became our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Royal Adhesives. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Royal Adhesives that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

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

As a result of the Royal Adhesives acquisition, we may become subject to additional risks and uncertainties relating to Royal Adhesives and its business.

As a result of the Royal Adhesives acquisition, we are subject to additional risks associated with Royal Adhesives, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The integration process may be complex, costly and time-consuming, as Royal Adhesives was not previously operating as a public company. The difficulties of integrating the businesses include, among others:

●	failure to implement our business plan for the combined company;
●	unanticipated issues in integrating equipment, logistics, information, communications and other systems;
●	possible inconsistencies in standards, controls, contracts, procedures and policies;
●	impacts of change in control provisions in contracts and agreements;
●	failure to retain key customers and suppliers;
●	unanticipated changes in applicable laws and regulations;
●	failure to recruit and retain key employees to operate the combined business;
●	increased competition within the industries in which Royal Adhesives operates;
●	inherent operating risks in the business;
●	unanticipated issues, expenses and liabilities;
●	additional reporting requirements pursuant to applicable rules and regulations; and
●	additional requirements relating to internal control over financial reporting.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. The Company is in the process of determining the impact to the financial statements of all aspects of U.S. Tax Reform and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated.  U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, which will result in a blended federal tax rate for fiscal year 2018.  There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities.  U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations.   Financial statement impacts will include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits.  While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of U.S. Tax Reform on our business and on holders of our common shares is uncertain and could be adverse.  The Company anticipates that the impact of U.S. Tax Reform may be material to the income tax expense on the Consolidated Statement of Income and related income tax balances on the Consolidated Balance Sheet and Statement of Cash Flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area.  These facilities are company-owned and contain 247,630 square feet.  Manufacturing operations are carried out at 36 plants located throughout the United States and at 35 plants located in 21 other countries.  In addition, numerous sales and service offices are located throughout the world.  We believe that the properties owned or leased are suitable and adequate for our business.  Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked.  The following is a list of our manufacturing plants as of December 2, 2017 (each of the listed properties are owned by us, unless otherwise specified):

Segment	Manufacturing Sq Ft	Segment	Manufacturing Sq Ft
Americas Adhesives		Royal Adhesives
California - Roseville	82,202	California - Wilmington[1]	26,373
Georgia - Covington	73,500	Georgia - Dalton	21,980
- Tucker	69,000	- Ball Ground[1]	4,800
Illinois - Seneca	24,621	Illinois - Frankfort - Corsair	12,500
- Elgin - River Ridge	35,239	- Frankfort - West Drive	17,000
- Elgin - Executive	30,000	Indiana - South Bend - Washington	128,218
- Huntley	29,000	Michigan - Michigan Center	115,000
Kentucky - Paducah	252,500	New Jersey - Wayne[1]	16,000
Michigan - Grand Rapids	65,689	New York - Syracuse[1]	23,000
Minnesota - Fridley	15,850	Ohio - Chagrin Falls	16,500
- Vadnais Heights	53,145	South Carolina - Simpsonville	23,722
Ohio - Blue Ash	102,000	Texas - Mansfield	28,790
Texas - Mesquite	25,000	Canada - Ontario[1]	63,020
Washington - Vancouver	35,768	Canada - Toronto[1]	25,172
Argentina - Buenos Aires	10,367	Republic of China - Nanjing[1]	62,430
Brazil - Sorocaba, SP2	7,535	Germany - Langelsheim[1]	123,353
- Curitiba[1]	9,896	- Pirmasens	81,278
- Guarulhos	32,292	United Kingdom - Preston[1]	34,000
Dominican Republic[2]	15,132	Royal Adhesives Total	823,136
Chile - Maipu, Santiago	64,099
Colombia - Rionegro	17,072
Americas Adhesives Total	1,049,907	EIMEA
		Egypt - 6th of October City	8,525
Construction Products		France - Blois	48,438
California - La Mirada	15,206	- Surbourg	21,743
Florida - Gainesville	8,300	Germany - Luneburg	64,249
Georgia - Dalton	72,000	- Nienburg	139,248
Illinois - Aurora	149,000	- Pirmasens[2]	48,438
- Palatine[2]	55,000	Greece - Lamia	11,560
New Jersey - Edison	9,780	India - Pune	38,782
Pennsylvania - Fairless Hills	19,229	Italy - Pianezze	36,500
Texas - Eagle Lake	26,000	Portugal - Mindelo	90,193
- Houston	11,000	Kenya - Nairobi	5,262
Construction Products Total	365,515	United Kingdom - Dukinfield	17,465
		EIMEA Total	530,403
Engineering Adhesives
Republic of China - Beijing	78,120	Asia Pacific
- Beijing[1]	42,044	Australia - Dandenong South, VIC	71,280
- Suzhou	73,622	- Sydney [1]	12,968
- Yantai	44,203	Republic of China - Guangzhou	36,055
Germany - Wunstorf	16,146	- Nanjing	55,224
Georgia - Norcross[1]	21,755	Indonesia - Mojokerto	52,991
Illinois - Batavia[1]	19,169	Malaysia - Selongor	21,900
Engineering Adhesives Total	295,059	New Zealand - Auckland[1]	7,330
		Philippines - Manila	9,295
		Asia Pacific Total	267,043

1 Leased Property
2 Idle Property

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

Currently, we are involved in various environmental investigations, clean up activities and administrative proceedings and lawsuits. In particular, we are currently deemed a PRP in conjunction with numerous other parties, in a number of government enforcement actions associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean up of these sites.

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of December 2, 2017, we had reserved $11.4 million, which represents our best estimate of probable liabilities with respect to environmental matters. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 2,	December 3,	November 28,
($ in millions)	2017	2016	2015
Lawsuits and claims settled	9	14	10
Settlement amounts	$1.7	$1.4	$0.9
Insurance payments received or expected to be received	$1.4	$0.9	$0.7

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

We have retained legal counsel to conduct an internal investigation of possible resale of our products by certain customers to Iran contrary to U.S. law and regulations and our compliance policy. The sales to those particular customers being investigated represented less than one percent of our net revenue in each of our last three fiscal years.  The investigation also includes a review of sales by our subsidiaries in two countries outside the United States in possible violation of the sanctions regulations of the Office of Foreign Assets Control (“OFAC”) and other applicable laws and regulations.  In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC.  At this time, we cannot predict the outcome or effect of the investigation.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 23, 2018, there were 1,600 common shareholders of record for our common stock. The following table shows the high and low sales price per share of our stock and the dividends declared for the fiscal quarters.

	High and Low Sales Price
	2017		2016		Dividends (Per Share)
	High	Low	High	Low	2017	2016
First quarter	$50.43	$47.09	$39.81	$32.71	$0.140	$0.130
Second quarter	53.40	48.44	45.59	38.49	0.150	0.140
Third quarter	53.67	49.11	48.36	41.89	0.150	0.140
Fourth quarter	58.64	51.93	48.82	41.81	0.150	0.140

There are no significant contractual restrictions on our ability to declare or pay dividends. We currently expect that comparable dividends on our common stock will continue to be paid in the future.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2017 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

September 3, 2017 - October 7, 2017	(1,955)	$52.53	-	$187,170

October 8, 2017 - November 4, 2017	(267)	$57.15	-	$187,170

November 5, 2017 - December 2, 2017	-	$-	-	$187,170

1	The total number of shares purchased include shares withheld to satisfy employees’ withholding taxes upon vesting of restricted stock.

On April 6, 2017, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market, conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value for the shares with the excess being applied against additional paid in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 1, 2012, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 2, 2017 and December 3, 2016 and for the years ended December 2, 2017, December 3, 2016 and November 28, 2015 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K.

(Dollars in thousands, except per share amounts)	Fiscal Years[3]
	2017	2016 [2]	2015	2014	2013
Net revenue	$2,306,043	$2,094,605	$2,083,660	$2,104,454	$2,046,968

Income from continuing operations[1]	$58,290	$124,382	$88,397	$50,151	$95,975
Percent of net revenue	2.5	5.9	4.2	2.4	4.7
Total assets	$4,360,646	$2,055,868	$2,042,252	$1,869,006	$1,873,028
Long-term debt, excluding current maturities	$2,398,927	$585,759	$669,606	$547,735	$472,315
Total H.B. Fuller stockholders' equity	$1,043,627	$937,876	$872,920	$890,047	$930,065

Per Common Share:

Income from continuing operations:
Basic	$1.16	$2.48	$1.75	$1.00	$1.92
Diluted	$1.13	$2.42	$1.71	$0.97	$1.87

Dividends declared and paid	$0.590	$0.550	$0.510	$0.460	$0.385
Book value[4]	$20.69	$18.70	$17.43	$17.69	$18.52

Number of employees	5,965	4,587	4,425	3,650	3,676

[1] 2016, 2015, 2014 and 2013 include after-tax charges of $(0.2) million, $4.7 million, $45.2 million and $35.3 million, respectively, related to special charges, net.
[2] 2016 contained 53 weeks.
[3] All amounts have been adjusted retroactively for discontinued operations.
[4] Book value is calculated by dividing total H.B. Fuller stockholders' equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We manage our business through six operating segments - Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products, Engineering Adhesives and Royal Adhesives.

The Americas Adhesives, EIMEA and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, flooring, textile, flexible packaging, graphic arts and envelope markets. The Construction Products operating segment provides floor preparation, grouts and mortars for tile setting, and adhesives for soft flooring as well as sealants and related products for heating, ventilation and air conditioning installations. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, medical, clean energy, appliance and heavy machinery markets. The Royal Adhesives operating segment produces and supplies specialty adhesives, sealants, coatings, polymers, tapes, encapsulants and additives to the aerospace and defense, automotive, recreational vehicle, bus, truck and trailer, marine, assembly, electrical/electronic, filter, printing, flexible packaging, laminating, graphic arts, solar/renewable energy, personal care, home furnishings, roofing and flooring markets.

Total Company

When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

●	Changes in the prices of our raw materials that are primarily derived from refining crude oil and natural gas,

●	Global supply of and demand for raw materials,

●	Economic growth rates, and

●	Currency exchange rates compared to the U.S. dollar.

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

In 2017, we generated 42 percent of our net revenue in the United States and 28 percent in EIMEA. The pace of economic growth in these areas directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as construction products and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer dollars. The fluctuations of the Euro and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2017, currency fluctuations had a negative impact on net revenue of approximately $46 million as compared to 2016.

Key financial results and transactions for 2017 included the following:

●

Net revenue increased 10.1 percent from 2016 primarily driven by a 11.9 percent increase in sales volume, including a 7.7 percent increase due to acquisitions, and 0.8 percent in product pricing offset by a 2.2 percent decrease in currency and a 0.4 percent decrease due to unfavorable sales mix.

●

Gross profit margin decreased to 26.2 percent from 29.1 percent in 2016 primarily due to higher raw material costs and the impact of acquired businesses including the inventory step up related to our recent acquisitions.

●	We acquired Adecol for $44.7 million, Royal Adhesives for $1,622.7 million and Wisdom Adhesives for $123.5 million. Inclusion of the acquired businesses increased net revenue by $161.7 million.

●	Cash flow generated by operating activities from continuing operations was $138.2 million in 2017 as compared to $195.7 million in 2016 and $210.5 million in 2015.

Our total year constant currency sales growth, which we define as the combined variances from sales volume, product pricing, sales mix and business acquisitions, increased 12.3 percent for 2017 compared to 2016. The inclusion of a 53rd week in 2016 negatively impacted 2017 constant currency sales growth by approximately 2.0 percent.

In 2017, our diluted earnings per share from continuing operations was $1.13 per share compared to $2.42 per share in 2016 and $1.71 per share in 2015. The lower earnings per share from continuing operations in 2017 compared to 2016 was due to an increase in transaction costs related to acquisitions, including make-whole costs associated with the early repayment of certain outstanding debt obligations, and the implementation of the 2017 Restructuring Plan.

Project ONE

In December of 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services.

During 2013, a project team was formed and the global blueprint for the software configuration was designed and built. In the latter half of 2013 and in the early months of 2014, the global blueprint was applied to the specific requirements of our North America adhesives business, the software was tested and the user groups were trained. On April 6, 2014, our North America adhesives business went live. The implementation process proved to be more difficult than we originally anticipated resulting in disruptions in our manufacturing network, lower productivity and deteriorated customer service levels. By the end of 2014, most of the problems associated with the software implementation had been remediated and the business was stable and running at capacity with productivity levels approaching the levels experienced prior to the new software implementation.

In 2017, we re-initiated Project ONE and began the implementation of our ERP system in Argentina. The project work was completed at the end of fiscal 2017 and the system went live at the beginning of fiscal 2018. We expect full implementation of our ERP system in Latin America in early 2019, followed by continued implementation in North America (including our acquired businesses and Construction Products business), EIMEA and Asia Pacific.

Total expenditures for Project ONE are estimated to be $125 to $150 million, of which 50-60% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $50 million, of which approximately $33 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plan

On December 7, 2016, the Company approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur pre-tax costs of approximately $20.0 million which includes severance and related employee costs and costs related to the optimization of production facilities, streamlining of processes, rationalization of product offerings and accelerated depreciation of long-lived assets. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by mid-year of fiscal 2018. During the year ended December 2, 2017, we recorded a pre-tax charge of $18.0 million related to the 2017 Restructuring Plan.

Federal Income Tax Reform

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. The Company is in the process of determining the impact to the financial statements of all aspects of U.S. Tax Reform and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated.  U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, which will result in a blended federal tax rate for fiscal year 2018.  There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities.  U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations.   Financial statement impacts will include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits.  The Company anticipates that the impact of U.S. Tax Reform may be material to the income tax expense on the Consolidated Statement of Income and related income tax balances on the Consolidated Balance Sheet and Statement of Cash Flow.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are pension and other postretirement plan assumptions; goodwill impairment assessment; long-lived assets recoverability; product, environmental and other litigation liabilities; accounting for our contingent consideration liability; income tax accounting; and acquisition accounting.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.73 percent at December 2, 2017, as compared to 4.10 percent at December 3, 2016 and 4.30 percent at November 28, 2015. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 2, 2017 would increase U.S. pension and other postretirement plan expense approximately $0.1 million (pre-tax) in fiscal 2018. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2017, 2016 and 2015.  Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2017, the expected long-term rate of return on the target equities allocation was 8.5 percent and the expected long-term rate of return on the target fixed-income allocation was 5.0 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. For 2018, the expected long-term rate of return on assets will continue to be 7.75 percent with an expected long-term rate of return on the target equities allocation of 8.2 percent and an expected long-term rate of return on target fixed-income allocation of 5.6 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.3 million (pre-tax).

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

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	6.0%	5.8%	8.0%
20-year period	8.6%	8.3%	8.1	%*

* Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.1 percent is since inception (11 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.21 percent in 2017 compared to 6.20 percent in 2016 and 6.22 percent in 2015. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2017, 2016 and 2015. Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate is for the supplemental executive retirement plan only. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

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

In the fourth quarter of 2017, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis by using a discount rate determined by management to result in the most representative fair value of the business as a whole. There were no indications of impairment in any of our remaining reporting units.

Of the goodwill balance of $1,336.7 million as of December 2, 2017, $108.0 million is allocated to the EIMEA reporting unit. The calculated fair value of this reporting unit exceeded its carrying value by approximately 60 percent. The goodwill balance in the Tonsan reporting unit as of December 2, 2017 is $119.0 million. The calculated fair value of this reporting unit exceeded its carrying value by approximately 60 percent. The goodwill balance in the Construction Products reporting unit as of December 2, 2017 is $20.8 million. The calculated fair value of this reporting unit exceeded it carrying value by approximately 90 percent. For all of these reporting units, the Company believes the calculated fair value exceeds the carrying value by a reasonable margin. For the remaining reporting units assessed in our annual impairment test, the calculated fair value substantially exceeded the carrying value of the net assets.

If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. See Note 5 to the Consolidated Financial Statements.

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

Product, Environmental and Other Litigation Liabilities

As disclosed in Item 3. Legal Proceedings and in Note 1 and Note 14 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Reserves for loss contingencies associated with these matters are established when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability is probable but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued, and a receivable is recorded for any probable estimated insurance recoveries. A discussion of environmental, product and other litigation liabilities is disclosed in Item 3. Legal Proceedings and Note 14 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively affect our results of operations or cash flows in one or more future quarters.

Contingent Consideration Liability

Concurrent with a business acquisition, we entered into an agreement that requires us to pay the sellers a certain amount based upon a formula related to the entity’s gross profit in 2018. We use the income approach in calculating the fair value of this contingent consideration liability using a real option model. The significant judgments and assumptions utilized in the calculation of the contingent consideration liability include revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. The change in fair value of the contingent consideration liability each reporting period is recorded in selling, general and administration expenses in the Consolidated Statements of Income. See Note 2 and Note 13 for additional information.

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of December 2, 2017, the valuation allowance to reduce deferred tax assets totaled $9.3 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $8.9 million as of December 2, 2017.

We have not recorded U.S. deferred income taxes for certain of our non-U.S. subsidiaries undistributed earnings as such amounts are intended to be indefinitely reinvested outside of the U.S. Should we change our business strategies related to these non-U.S. subsidiaries, additional U.S. tax liabilities could be incurred. It is not practical to estimate the amount of these additional tax liabilities. See Note 11 to the Consolidated Financial Statements for further information on income tax accounting.

Acquisition Accounting

As we enter into business combinations, we perform acquisition accounting requirements including the following:

●	Identifying the acquirer,
●	Determining the acquisition date,
●	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
●	Recognizing and measuring goodwill or a gain from a bargain purchase.

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

Results of Operations

Net revenue

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$2,306.0	$2,094.6	$2,083.7	10.1%	0.5%

Net revenue in 2017 increased 10.1 percent from 2016.  Every five or six years we have a 53rd week in our fiscal year. 2016 was a 53-week year which contributed approximately 2.0 percent to net revenue in 2016, primarily related to volume. The 2016 net revenue was 0.5 percent higher than the net revenue in 2015.  In analyzing our results of operations from period to period, we review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates.  The impact of sales volume, product pricing, sales mix and acquisitions including Royal Adhesives, Adecol, Wisdom, Cyberbond, L.L.C., Advanced Adhesives and Tonsan are viewed as constant currency growth.  The following table shows the net revenue variance analysis for the past two years:

	2017 vs 2016	2016 vs 2015
Constant currency growth	12.3%	2.3%
Currency	(2.2)%	(1.8)%
	10.1%	0.5%

Constant currency growth was 12.3 percent in 2017 compared to 2016. The inclusion of a 53rd week in 2016 negatively impacted 2017 constant currency sales growth by approximately 2.0 percent. The 12.3 percent constant currency growth in 2017 was driven by 19.8 percent growth in Engineering Adhesives, 10.9 percent growth in Asia Pacific, 10.5 percent growth in Americas Adhesives, and 7.2 percent growth in EIMEA, offset by a 7.2 percent decrease in Construction Products. Constant currency growth in 2017 also includes 3.7 percent growth attributable to the acquisition of Royal Adhesives. The negative 2.2 percent currency impact was primarily driven by the devaluation of the Egyptian pound, Turkish lira, Chinese renminbi, Argentinian peso, Mexican peso and Malaysian ringgit partially offset by a stronger Euro, Indian rupee and Australian dollar compared to the U.S. dollar.

Constant currency growth was 2.3 percent in 2016 compared to 2015. The 2016 sales volume included approximately 2.0 percent in incremental net revenue related to the 53rd week. The 2.3 percent constant currency growth in 2016 was driven by 27.3 percent growth in Engineering Adhesives, 8.5 percent growth in Asia Pacific and 2.0 percent growth in EIMEA, offset by a 5.8 percent decrease in Construction Products and 2.7 percent decrease in Americas Adhesives. The negative 1.8 percent currency impact was primarily driven by the devaluation of the Chinese renminbi, Euro, Egyptian pound, Turkish lira, Canadian dollar, Indian rupee, Australian dollar and Malaysian ringgit compared to the U.S. dollar.

Cost of sales

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Raw materials	$1,288.0	$1,121.4	$1,161.3	14.9%	(3.4)%
Other manufacturing costs	414.9	363.4	354.3	14.2%	2.6%
Cost of sales	$1,702.9	$1,484.8	$1,515.6	14.7%	(2.0)%
Percent of net revenue	73.8%	70.9%	72.7%

Raw material costs as a percentage of net revenue increased 240 basis points in 2017 compared to 2016 due to higher raw material costs and the impact of acquired businesses including the inventory step up related to our recent acquisitions. Other manufacturing costs as a percentage of revenue increased 70 basis points compared to 2016 driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan. As a result, cost of sales as a percentage of net revenue increased 290 basis points compared to 2016.

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

Gross profit

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Gross profit	$603.2	$609.8	$568.0	(1.1)%	7.4%
Percent of net revenue	26.2%	29.1%	27.3%

Gross profit in 2017 decreased $6.6 million compared to 2016 and gross profit margin decreased 290 basis points. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Gross profit in 2016 increased $41.8 million compared to 2015 and gross profit margin increased 180 basis points. The decrease in the cost of raw materials was the main factor for the increase in gross profit.

Selling, general and administrative expenses

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
SG&A	$477.0	$407.6	$397.6	17.0%	2.5%
Percent of net revenue	20.7%	19.5%	19.1%

Selling, general and administration (“SG&A”) expenses for 2017 increased $69.4 million or 17.0 percent compared to 2016. The increase is mainly due to the impact of acquired businesses, transaction costs related to acquisitions and higher variable compensation, partially offset by lower expenses related to general spending reductions and foreign currency exchange rate benefits on spending outside the U.S.

SG&A expenses for 2016 increased $10.0 million or 2.5 percent compared to 2015. The increase is mainly due to higher personnel costs related to increased headcount, a full year of Tonsan operations for 2016 and incremental expenses coming from newly acquired businesses compared to 2015. This increase is partially offset by lower expenses related to general spending reductions, foreign currency exchange rate benefits on spending outside the U.S. and the mark to market adjustment related to the Tonsan contingent consideration liability.

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

Special Charges, net

($ in millions)	2017	2016	2015
Special Charges, net	$-	$(0.2)	$4.7

The following table provides detail of special charges, net:

($ in millions)	2017	2016	2015
Acquisition and transformation related costs	$-	$0.2	$0.7
Facility exit costs	-	(0.6)	3.7
Other related costs	-	0.2	0.3
Special charges, net	$-	$(0.2)	$4.7

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition to this acquisition, we announced our intentions to take a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the Business Integration Project. The Business Integration Project was substantially complete at the end of 2016, and no special charges, net were incurred during the year ended December 2, 2017. We incurred special charges, net of $(0.2) million and $4.7 million for costs related to the Business Integration Project during the years ended December 3, 2016 and November 28, 2015, respectively.

Acquisition and transformation related costs of $0.2 million for the year ended December 3, 2016 and $0.7 million for the year ended November 28, 2015 include costs related to organization consulting, financial advisory and legal services necessary to integrate the acquired business into our existing operating segments.

During the year ended December 3, 2016, we incurred cash facility exit costs of $1.3 million, non-cash facility exit costs of $1.7 million and other incremental transformation related costs of $0.2 million including the cost of personnel directly working on the integration. Also included in facility exit costs for 2016 is a $3.6 million gain on the sale of our production facility located in Wels, Austria. During the year ended November 28, 2015, we incurred cash facility exit costs of $2.2 million, non-cash facility exit costs of $1.5 million and other incremental transformation related costs of $0.3 million including the cost of personnel directly working on the integration.

Other expense, net

($ in millions)	2017	2016	2015
Other expense, net	$(23.7)	$(7.6)	$(2.5)

Other expense, net includes currency transaction and remeasurement losses of $2.4 million, $9.5 million and $3.5 million in 2017, 2016 and 2015, respectively.  Interest income was $3.9 million in 2017 compared to $2.0 million in 2016 and $0.5 million in 2015.  Gain (loss) on disposal of fixed assets was nil, ($0.8) million and $0.3 million in 2017, 2016 and 2015, respectively. Other expense, net for 2017 also includes $25.5 million of expense related to make-whole costs associated with the early repayment of certain outstanding debt obligations which were refinanced upon entering into the Term Loan B Credit Agreement (as described in Note 6 to our Consolidated Financial Statements).

Interest expense

($ in millions)	2017	2016	2015
Interest expense	$43.7	$27.4	$25.0

Interest expense was $43.7 million in 2017 compared to $27.4 million in 2016 and $25.0 million in 2015. The higher interest expense in 2017 compared to 2016 was due primarily to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and the Public Notes (as described in Note 6 to our Consolidated Financial Statements) and the write-off of capitalized debt issuance costs on repaid debt facilities. The higher interest expense in 2016 compared to 2015 was due to higher LIBOR rates on floating rate debt held in the U.S. and larger local currency balances at higher interest rates. We capitalized interest of $0.3 million, $0.8 million and $0.1 million in 2017, 2016 and 2015, respectively.

Income taxes

($ in millions)	2017	2016	2015
Income taxes	$9.1	$50.4	$55.9
Effective tax rate	15.5%	30.1%	40.4%

Income tax expense in 2017 of $9.1 million includes $4.1 million of discrete tax benefits in both the U.S. and foreign jurisdictions, primarily related to the release of the valuation allowance in Brazil in conjunction with the Adecol acquisition. Income tax expense in 2016 of $50.4 million includes $2.6 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Income tax expense in 2015 of $55.9 million included $0.2 million of discrete tax expense in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate decreased by 9.2 percentage points in 2017 as compared to 2016 and decreased by 8.5 percentage points in 2016 as compared to 2015. The decrease in the tax rate is principally due to a pre-tax loss in the U.S. and a decrease in the effective rate outside the U.S. due to a change in the geographic mix of pre-tax earnings.

Income from equity method investments

($ in millions)	2017	2016	2015
Income from equity method investments	$8.7	$7.4	$5.9

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for 2017 compared to 2016 relates to higher net income in our joint venture. The higher income for 2016 compared to 2015 is related to higher net income in our joint venture and the impact of a stronger Japanese yen.

Loss from discontinued operations, net of tax

($ in millions)	2017	2016	2015
Loss from discontinued operations, net of tax	$-	$-	$(1.3)

The loss from discontinued operations, net of tax, relates to our Central America Paints business, which we sold in 2012. In 2015, in conjunction with the final settlement agreement, we increased our contingent consideration liability by $2.1 million and adjusted the related deferred income tax.

Net income attributable to non-controlling interests

($ in millions)	2017	2016	2015
Net income attributable to non-controlling interests	$-	$(0.3)	$(0.4)

The net income attributable to non-controlling interests related to the redeemable non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (HBF Kimya). During fiscal 2017, we purchased the remaining shares from the non-controlling shareholder.

Net income attributable to H.B. Fuller

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net income attributable to H.B. Fuller	$58.2	$124.1	$86.7	(53.1)%	43.2%
Percent of net revenue	2.5%	5.9%	4.2%

Net income attributable to H.B. Fuller was $58.2 million in 2017 compared to $124.1 million in 2016 and $86.7 million in 2015. Diluted earnings per share, from continuing operations, was $1.13 per share in 2017, $2.42 per share for 2016 and $1.71 per share for 2015.

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

The acquisition of Royal Adhesives during the fourth quarter of 2017 resulted in the addition of another reportable segment. We have six reportable segments for the year ended December 2, 2017: Americas Adhesives, EIMEA, Asia Pacific, Construction Products, Engineering Adhesives and Royal Adhesives.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Net Revenue by Segment

	2017		2016		2015
	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$888.6	39%	$806.1	38%	$830.8	40%
EIMEA	548.4	24%	545.1	26%	549.6	26%
Asia Pacific	264.2	11%	241.8	12%	230.7	11%
Construction Products	238.5	10%	256.4	12%	272.7	13%
Engineering Adhesives	289.3	13%	245.2	12%	199.9	10%
Royal Adhesives	77.0	3%	-	-	-	-
Total	$2,306.0	100%	$2,094.6	100%	$2,083.7	100%

Segment Operating Income (Loss)

	2017		2016		2015
	Operating	% of	Operating	% of	Operating	% of
($ in millions)	Income	Total	Income	Total	Income	Total
Americas Adhesives	$99.0	79%	$126.0	61%	$127.8	74%
EIMEA	29.9	24%	40.1	20%	15.1	9%
Asia Pacific	15.3	12%	15.4	8%	13.0	8%
Construction Products	(1.1)	(1)%	3.3	2%	13.7	8%
Engineering Adhesives	20.4	16%	17.4	9%	0.9	1%
Royal Adhesives	(37.4)	(30)%	-	-	-	-
Total	$126.1	100%	$202.2	100%	$170.5	100%

The following table provides a reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2017	2016	2015
Segment operating income	$126.1	$202.2	$170.5
Special charges, net	-	0.2	(4.7)
Other income (expense), net	(23.7)	(7.6)	(2.5)
Interest expense	(43.7)	(27.4)	(25.0)
Income from continuing operations before income taxes and income from equity method investments	$58.7	$167.4	$138.3

Americas Adhesives

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$888.6	$806.1	$830.8	10.2%	(3.0)%
Segment operating income	$99.0	$126.0	$127.8	(21.4)%	(1.4)%
Segment profit margin %		11.1%	15.6%	15.4%

The following tables provide details of Americas Adhesives net revenue variances:

	2017 vs 2016	2016 vs 2015
Constant currency growth	10.5%	(2.7)%
Currency	(0.3)%	(0.3)%
Total	10.2%	(3.0)%

Net revenue increased 10.2 percent in 2017 compared to 2016.  The 10.5 percent increase in constant currency growth was attributable to an 11.7 percent increase in sales volume, including an 8.2 percent increase due to the Wisdom Adhesives acquisition and a 0.5 percent increase due to the Adecol acquisition offset by an unfavorable 0.8 percent decrease in sales mix and a 0.4 percent decrease in product pricing.  The 0.3 percent negative currency effect was due to the weaker Argentinian peso and Mexican peso, offset by the stronger Brazilian real and Canadian dollar compared to the U.S. dollar.  As a percentage of net revenue, raw material costs increased 300 basis points mainly due to higher raw material costs and the inventory step up related to the Wisdom and Adecol acquisitions.  Other manufacturing costs as a percentage of net revenue increased 170 basis points, primarily due to the acquisition and integration of Wisdom Adhesives.  Operating expense as a percentage of net revenue decreased 20 basis points.  Segment operating income decreased 21.4 percent and segment operating margin as a percentage of net revenue decreased 450 basis points in 2017 compared to 2016.

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

EIMEA

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$548.4	$545.1	$549.6	0.6%	(0.8)%
Segment operating income	$29.9	$40.1	$15.1	(25.5)%	165.4%
Segment profit margin %	5.5%	7.4%	2.8%

The following table provides details of the EIMEA net revenue variances:

	2017 vs 2016	2016 vs 2015
Constant currency growth	7.2%	2.0%
Currency	(6.6)%	(2.8)%
Total	0.6%	(0.8)%

Net revenue increased 0.6 percent in 2017 compared to 2016. The 7.2 percent increase in constant currency growth was attributable to a 4.5 percent increase in product pricing, a 2.6 percent increase in sales volume and a 0.1 percent increase due to favorable sales mix. Sales volume growth was primarily related to the hygiene and durable assembly markets. In addition, we had strong growth in the emerging markets. The 6.6 percent negative currency effect was primarily the result of a weaker Egyptian pound and Turkish lira offset by a stronger Euro and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 160 basis points in 2017 compared to 2016 primarily due to higher raw material costs offset by higher product pricing. Other manufacturing costs as a percentage of net revenue decreased 10 basis points in 2017 compared to 2016. Operating expense as a percentage of net revenue increased 30 basis points. Segment operating income decreased 25.5 percent and segment operating margin decreased 190 basis points compared to 2016.

Net revenue decreased 0.8 percent in 2016 compared to 2015. The 2.0 percent increase in constant currency growth was attributable to a 3.0 percent increase in sales volume offset by a 1.0 percent decrease in product pricing. Sales volume growth was primarily related to the hygiene market, with strong growth in the emerging markets, as well as growth in core Europe. The 2.8 percent negative currency effect was primarily the result of a weaker Euro, Egyptian pound, Turkish lira and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 300 basis points in 2016 compared to 2015 primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 100 basis points lower than 2015 primarily due to improved production efficiencies, lower freight costs and favorable currency impacts.  Segment operating income increased 165.4 percent and segment operating margin increased 460 basis points compared to 2015.

Asia Pacific

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$264.2	$241.8	$230.7	9.3%	4.8%
Segment operating income	$15.3	$15.4	$13.0	(0.6)%	19.0%
Segment profit margin %	5.8%	6.4%	5.6%

The following table provides details of Asia Pacific net revenue variances:

	2017 vs 2016	2016 vs 2015
Constant currency growth	10.9%	8.5%
Currency	(1.6)%	(3.7)%
Total	9.3%	4.8%

Net revenue in 2017 increased 9.3 percent compared to 2016. The 10.9 percent increase in constant currency growth was attributable to a 12.0 percent increase in sales volume, including a 2.8 percent increase due to the Advanced Adhesives acquisition, partially offset by a 0.6 percent decrease in product pricing and a 0.5 percent decrease due to unfavorable sales mix.  Organic constant currency growth was primarily driven by volume growth in Greater China.  Negative currency effects of 1.6 percent compared to 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar, partially offset by a stronger Australian dollar.  Raw material costs as a percentage of net revenue increased 150 basis points compared to 2016, primarily due to higher raw material costs.  Other manufacturing costs as a percentage of net revenue decreased 50 basis points compared to 2016.  Operating expense as a percentage of net revenue decreased 40 basis points.  Segment operating income decreased 0.6 percent and segment operating margin decreased 60 basis points compared to 2016.

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

Construction Products

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$238.5	$256.4	$272.7	(7.0)%	(6.0)%
Segment operating income (loss)	$(1.1)	$3.3	$13.7	(133.3)%	(76.3)%
Segment profit margin %	(0.5)%	1.3%	5.0%

The following tables provide details of Construction Products net revenue variances:

	2017 vs 2016	2016 vs 2015
Constant currency growth	(7.2)%	(5.8)%
Currency	0.2%	(0.2)%
Total	(7.0)%	(6.0)%

Net revenue decreased 7.0 percent in 2017 compared to 2016. The 7.2 percent decrease in constant currency growth was driven by a 6.9 percent decrease in sales volume and a 0.3 percent decrease due to unfavorable sales mix.  The sales volume decline was due to lower service levels related to the facility upgrade and expansion project. Positive currency effects of 0.2 percent compared to 2016 were primarily driven by the stronger Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue was 140 basis points lower in 2017 compared to 2016 primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue were 280 basis points higher in 2017 compared to 2016 due to inefficiencies related to the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 30 basis points. Segment operating income (loss) decreased 133.3 percent and segment profit margin decreased 180 basis points in 2017 compared to 2016.

Net revenue decreased 6.0 percent in 2016 compared to 2015. The 5.8 percent decrease in constant currency growth was driven by a 6.7 percent decrease in sales volume offset by a 0.9 percent increase in product pricing.  The decrease in sales volume was primarily attributed to lower export revenue, inventory rebalancing with certain channel partners and a strong fiscal 2015 driven by market share gains with certain retail partners. The increase in pricing is mainly due to price increases related to certain product lines in multiple channels. Negative currency effects of 0.2 percent compared to 2015 were primarily driven by the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue was 210 basis points lower in 2016 compared to 2015 primarily due to changes in product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue were 360 basis points higher in 2016 compared to 2015 mainly due to higher supply chain costs as we complete the facility upgrade and expansion project. Segment operating income decreased 76.3 percent and segment profit margin decreased 370 basis points in 2016 compared to 2015.

Engineering Adhesives

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$289.3	$245.2	$199.9	18.0%	22.7%
Segment operating income	$20.4	$17.4	$0.9	17.2%	NMP
Segment profit margin %	7.0%	7.1%	0.4%

The following tables provide details of Engineering Adhesives net revenue variances:

	2017 vs 2016	2016 vs 2015
Constant currency growth	19.8%	27.3%
Currency	(1.8)%	(4.6)%
Total	18.0%	22.7%

Net revenue increased 18.0 percent in 2017 compared to 2016. The 19.8 percent increase in constant currency growth was driven by a 21.4 percent increase in sales volume including a 3.2 percent increase due to the acquisition of Cyberbond, L.L.C., partially offset by a 1.2 percent decrease in product pricing and a 0.5 percent decrease due to unfavorable sales mix. Organic constant currency growth was driven by strong performance in the electronics and Tonsan markets.  Negative currency effects of 1.8 percent compared to 2016 were primarily driven by the weaker Chinese renminbi partially offset by a stronger Euro and Indian rupee compared to the U.S. dollar.  Raw material costs as a percentage of net revenue was 200 basis points higher in 2017 compared to 2016 due to unfavorable sales mix and higher raw material costs.  Other manufacturing costs as a percentage of net revenue were 90 basis points lower in 2017 compared to 2016 primarily due to higher sales volume. Operating expense as a percentage of net revenue decreased 110 basis points compared to 2016, partially due to the net mark to market adjustment related to the Tonsan contingent consideration liability. Segment operating income decreased 17.2 percent and segment operating margin decreased 10 basis points in 2017 compared to 2016.

Net revenue increased 22.7 percent in 2016 compared to 2015. The 27.3 percent increase in constant currency growth was driven by a 27.9 percent increase in sales volume offset by a 0.6 percent decrease in product pricing. The increase in sales volume was partially attributed to a full year of the Tonsan business, which was acquired late in the first quarter of 2015, as well as the acquisition of Cyberbond, L.L.C. that occurred during the third quarter of 2016. Negative currency effects of 4.6 percent compared to 2015 were primarily driven by the weaker Chinese renminbi and Euro compared to the U.S. dollar.  Raw material costs as a percentage of net revenue was 390 basis points lower in 2016 compared to 2015 primarily due to the impact of valuing inventories related to the Tonsan acquisition at fair value, lower raw material costs and changes in product mix associated with the acquisition of Tonsan. Other manufacturing costs as a percentage of net revenue were 40 basis points higher in 2016 compared to 2015 primarily due to the impact of a full year of the Tonsan business and the Cyberbond, L.L.C. acquisition. Operating expense as a percentage of net revenue decreased 320 basis points compared to 2015, partially due to the net mark to market adjustment related to the Tonsan contingent consideration liability offset by the Cyberbond, L.L.C. acquisition. Segment operating income increased $16.5 million and segment operating margin increased 670 basis points in 2016 compared to 2015.

Royal Adhesives

($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenue	$77.0	$-	$-	NMP	-
Segment operating loss	$(37.4)	$-	$-	NMP	-
Segment profit margin %	(48.5)%	-	-

Royal Adhesives was acquired during the fourth quarter of 2017. As a result, there is no comparable financial information for this segment for the years ended December 3, 2016 and November 28, 2015. Segment operating income for the year ended December 2, 2017 includes $32.1 million of transaction costs incurred by the Company related to the Royal Adhesives acquisition and $10.8 million of inventory step up expense.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 2, 2017 were $194.4 million compared to $142.2 million as of December 3, 2016.  Total long and short-term debt was $2,451.9 million as of December 2, 2017 and $703.3 million as of December 3, 2016.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 2, 2017, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of December 2, 2017
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan Credit Agreement	Not greater than 6.5	5.2

●	TTM = trailing 12 months

●

EBITDA for covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, one-time costs incurred in connection with prepayment premiums and make-whole amounts under certain agreements, certain “run rate” cost savings and synergies in connection with the Royal Adhesives acquisition not to exceed 15% of Consolidated EBITDA, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains.  For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period.  The full definition is set forth in the Term Loan B Credit Agreement and the Amended Revolving Credit Agreement, and can be found in the Company’s 8-K filings dated October 20, 2017 and 8-K dated November 17, 2017, respectively.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2018.

Net Financial Assets (Liabilities)

($ in millions)	2017	2016
Financial assets:
Cash and cash equivalents	$194.4	$142.2
Foreign exchange contracts	0.6	11.7
Cash flow hedges	-	4.7
Interest rate swaps	3.1	1.6
Financial liabilities:
Notes payable	(31.5)	(37.3)
Long-term debt	(2,420.4)	(665.9)
Foreign exchange contracts	(4.4)	(6.9)
Fair value hedges	2.1	-
Cash flow hedges	(20.1)	-
Net financial liabilities	$(2,278.3)	$(549.9)

Of the $194.4 million in cash and cash equivalents as of December 2, 2017, $172.1 million was held outside the U.S. Of the $172.1 million of cash held outside the U.S., earnings on $161.7 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from Loan Parties to non-Loan Parties in excess of $100.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $125.0 million in the aggregate, 3) a credit facility limitation that provides total investments, dividends, and distributions shall not exceed the Available Amount defined in these agreements, and 4) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests.  The Royal Adhesives acquisition and any investments, loans, and advances established to consummate the Royal Adhesives acquisition, are excluded from the credit facility limitations described above.  Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is indefinitely reinvested.

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $31.5 million at December 2, 2017 and $37.3 million at December 3, 2016. These amounts mainly represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 11.0 percent in 2017 and 13.7 percent in 2016.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and an unsecured public note (“Public Notes”).  The Term Loan B bears a floating interest rate at the London Interbank Offered Rate (LIBOR) plus 2.25 percent (3.53 percent at December 2, 2017) and matures in fiscal year 2024.  The Public Notes bear interest at 4.00 percent fixed interest and matures in fiscal year 2027. We are subject to a par call of 1.00 percent except within three months of maturity date. We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in the 8-K dated February 9, 2017 and the 8-K dated October 20, 2017, respectively.

We executed interest rate swap agreements for the purpose of obtaining a fixed interest rate on $1,050,000 of the $2,150,000 Term Loan B. We have designated forecasted interest payments resulting from the variability of 1-month LIBOR in relation to $1,050,000 of the Term Loan B as the hedged item in cash flow hedges. The combined fair value of the interest rate swaps in total was an asset of $3,104 at December 2, 2017 and was included in other liabilities in the Consolidated Balance Sheets. We are applying the shortcut method in accounting for these interest rate swaps as changes in the fair value of the interest rate swap are expected to offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in LIBOR rates on the interest payments associated with the $1,050,000 tranche of variable rate Term Loan B, resulting in no ineffectiveness.

We entered into interest rate swap agreements for the purpose of obtaining a floating rate on $150,000 of our $300,000 Public Notes.  We have designated the $150,000 of public debt as the hedged item in a fair value hedge. The combined fair value of the interest rate swaps in total was a liability of $2,121 at December 2, 2017 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the Public Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Condensed Consolidated Statements of Income.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at December 2, 2017.   This credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes up to a maximum of $400.0 million. Interest on the revolving credit facility is payable at LIBOR plus 2.00 percent (3.27 percent at December 2, 2017).  A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly.  The interest rate and the facility fee are based on a leverage grid.  The credit facility expires on April 12, 2022.  As of December 2, 2017, our lines of credit were undrawn. Additional details on the revolving credit agreement can be found in the 8-K dated November 17, 2017. For further information related to debt outstanding and debt capacity, see Note 6 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

As of December 2, 2017, goodwill totaled $1,336.7 million (31 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $1,001.8 million (23 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at December 2, 2017 are as follows:

	Americas		Asia	Construction	Engineering	Royal
($ in millions)	Adhesives	EIMEA	Pacific	Products	Adhesives	Adhesives	Total
Goodwill	$141.1	$108.0	$18.0	$22.0	$178.8	$868.8	$1,336.7
Purchased technology & patents	9.3	4.8	1.2	1.4	28.9	59.4	105.0
Customer relationships	70.9	12.2	9.6	60.0	29.4	641.0	823.1
Other finite-lived intangible assets[1]	4.5	8.6	1.8	3.9	1.2	53.2	73.2
Indefinite-lived intangible assets[2]	-	0.5	-	-	-	-	0.5

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

	December 2,	December 3,
	2017	2016
Net working capital as a percentage of annualized net revenue[1]	18.8%	18.9%
Accounts receivable DSO[2] (in days)	61	57
Inventory days on hand[3] (in days)	59	60
Free cash flow[4]	$56.2	$104.9
Debt capitalization ratio[5]	60.3%	42.9%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, adjusted for extra week, multiplied by 4).

2 Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) for 2017 and 63 (9 weeks) for 2016 and divided by the net revenue for the last 2 months of the quarter.

3 Total inventory multiplied by 56 for 2017 and 63 for 2016 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4 Net cash provided by operations less purchased property, plant and equipment and dividends paid.

5 Total debt divided by (total debt plus total stockholders’ equity).

Summary of Cash Flows

Cash Flows from Operating Activities from Continuing Operations

($ in millions)	2017	2016	2015
Net cash provided by operating activities	$140.8	$195.7	$210.5

Net income including non-controlling interest was $58.3 million in 2017, $124.4 million in 2016 and $87.3 million in 2015. Depreciation and amortization expense totaled $87.4 million in 2017 compared to $77.7 million in 2016 and $75.3 million in 2015. The higher depreciation and amortization expense in 2017 was directly related to the intangible assets acquired in acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $7.0 million and a use of cash of $13.9 million and $10.8 million in 2017, 2016 and 2015, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $26.8 million use of cash in 2017 compared to $1.9 million source of cash in 2016 and $12.0 million use of cash in 2015. The use of cash in 2017 was related to higher net revenue compared to 2016. The source of cash in 2016 was related to higher collection of receivables somewhat offset by higher net revenue compared to the use of cash in 2015. The DSO was 61 days at December 2, 2017, 57 days at December 3, 2016 and 60 days at November 28, 2015.

●

Inventory – Changes in inventory resulted in a $10.6 million use of cash in 2017 compared to a $3.5 million use of cash in 2016 and a $4.6 million use of cash of in 2015. In 2017, inventory levels increased due to higher raw material costs and to maintain service levels while integrating our acquisitions. In 2016, inventory levels decreased slightly from 2015 related to normal activity. Inventory days on hand were 59 days at the end of 2017 compared to 60 days at the end of 2016 and 60 days at the end of 2015.

●

Trade Payables – Changes in trade payables resulted in a $44.4 million source of cash in 2017 compared to a $12.3 million use of cash in 2016 and a $5.8 million source of cash in 2015. Both comparisons were primarily related to the timing of payments.

Contributions to our pension and other postretirement benefit plans were $4.7 million, $6.6 million and $4.6 million in 2017, 2016 and 2015, respectively.  Income taxes payable resulted in a $15.0 million, $1.7 million and $1.4 million use of cash in 2017, 2016 and 2015, respectively.  Other assets resulted in a $13.0 million use of cash in 2017, an $8.4 million use of cash in 2016 and a $12.0 million source of cash in 2015. Accrued compensation was a $12.2 million, $0.9 million and a $6.0 million source of cash in 2017, 2016 and 2015, respectively. The source of cash in 2017 relates to higher accruals for our employee incentive plans and the source of cash in 2016 relates to lower payouts for our employee incentive plans.  Other operating activity was a $8.8 million use of cash in 2017 and a source of cash in $29.5 million and $22.6 million in 2016 and 2015, respectively. This reflects the impact of a stronger U.S. dollar on certain foreign transactions in 2017, 2016 and 2015.

Cash Flows from Investing Activities from Continuing Operations

($ in millions)	2017	2016	2015
Net cash used in investing activities	$(1,800.9)	$(111.5)	$(258.8)

Purchases of property plant and equipment were $54.9 million in 2017 compared to $63.3 million in 2016 and $58.6 million in 2015. The increase in 2016 relates to building a new plant in Indonesia and the Construction Products expansion project offset by lower capital expenditures for the Business Integration project. In 2015 we received a cash settlement of $12.8 million as a result of an arbitration proceeding related to our initial implementation of Project ONE, of which $12.0 million was recorded as a reduction of the ERP system asset.

In 2017, we acquired Adecol for $44.7 million, net of cash acquired, Royal Adhesives for $1,622.7 million, net of cash acquired and Wisdom for $123.5 million, net of cash acquired. In 2016, we acquired Cyberbond, L.L.C. for $42.2 million, net of cash acquired and Advanced Adhesives for $10.4 million, net of cash acquired.  In 2015, we acquired Tonsan Adhesive, Inc. for $215.9 million and Continental Products Limited for $1.6 million.  See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities from Continuing Operations

($ in millions)	2017	2016	2015
Net cash provided by (used in) financing activities	$1,710.2	$(52.6)	$104.2

In 2017 we repaid $1,079.3 million and borrowed $2,856.3 million of debt in conjunction with our acquisition of Royal Adhesives. In 2017, we paid $24.2 million of debt issuance costs. In 2016, there was $22.5 million of repayments of long-term debt and no proceeds from long term debt borrowing. In 2015 proceeds from long-term debt were $357.0 million.  Included in the $357.0 million of proceeds is $300.0 million from our October 31, 2014 Term Loan A which was drawn in conjunction with the acquisition of Tonsan Adhesive, Inc.  Repayment of long-term debt in 2015 was $211.3 million. See Note 6 of the Consolidated Financial Statements for further discussion of debt borrowings and repayments.

Cash paid for dividends were $29.6 million, $27.5 million and $25.7 million in 2017, 2016 and 2015, respectively. Cash generated from the exercise of stock options were $17.7 million in 2017, $11.3 million in 2016 and $4.6 million in 2015. Repurchases of common stock were $21.8 million in 2017 compared to $23.2 million in 2016 and $19.3 million in 2015, including $19.1 million in 2017, $20.9 million in 2016 and $17.1 million in 2015 from our share repurchase program.

Contractual Obligations

Due dates and amounts of contractual obligations follow:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,420.4	$21.5	$43.0	$43.0	$2,312.9
Interest payable on long-term debt[1]	756.7	101.0	209.5	211.5	234.7
Notes payable	31.5	31.5	-	-	-
Operating leases	35.4	12.3	15.1	8.0	-
Pension contributions[2]	2.8	2.8	-	-	-
Financial instrument liabilities[3]	24.5	15.6	8.9
Other[4]	12.5	-	12.5	-	-
Total contractual obligations	$3,283.8	$184.7	$289.0	$262.5	$2,547.6

1 Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2 Pension contributions are only included for fiscal 2018. We have not determined our pension funding obligations beyond 2018 and thus, any potential future contributions have been excluded from the table.

3 Represents the fair value of our foreign exchange contracts and cash flow hedges with a payable position to the counterparty as of December 2, 2017, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future.

4 This amount includes the forward purchase contract of $12.0 million and the contingent consideration liability of $0.5 million related to the Tonsan acquisition.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50 percent of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year.  The Excess Cash Flow Percentage (“ECF Percentage”) shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00. The first measurement period is fiscal year 2018 and the first prepayment is due in the first fiscal quarter of 2019. We have not estimated the prepayment for the first quarter of fiscal year 2019 or for future years in the table above, and have listed only the scheduled amortization payments.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $8.9 million as of December 2, 2017 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 11 to the Consolidated Financial Statements.

We expect 2018 capital expenditures to be approximately $90.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 2, 2017 would have resulted in a change in net income of approximately $9.7 million or $0.19 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 59 percent of net revenue was generated outside of the United States in 2017. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2017 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $7.0 million or $0.14 per diluted share. Based on 2017 financial results and foreign currency balance sheet positions as of December 2, 2017, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $9.6 million or $0.19 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2017 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $10.0 million or $0.19 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (Company) as of December 2, 2017 and December 3, 2016, and the related consolidated statements of income, comprehensive income (loss), total equity, and cash flows for each of the years in the three-year period ended December 2, 2017. We also have audited the Company’s internal control over financial reporting as of December 2, 2017, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 2, 2017 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company and subsidiaries as of December 2, 2017 and December 3, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 2, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2017, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

H.B. Fuller Company acquired Wisdom Adhesives in January 2017, Royal Adhesives in October 2017 and Adecol in November 2017, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 2, 2017, Wisdom Adhesives, Royal Adhesives and Adecol ’s internal control over financial reporting associated with assets of approximately 50 percent of H.B. Fuller Company’s total assets and revenues of approximately seven percent of H.B. Fuller Company’s total revenues included in the consolidated financial statements of H.B. Fuller Company and subsidiaries as of and for the year ended December 2, 2017. Our audit of internal control over financial reporting of H.B. Fuller Company also excluded an evaluation of the internal control over financial reporting of Wisdom Adhesives, Royal Adhesives and Adecol.

/s/ KPMG LLP

Minneapolis, Minnesota
January 31, 2018

CONSOLIDATED STATEMENTS OF INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

	Fiscal Years
	December 2,	December 3,	November 28,
	2017	2016	2015
Net revenue	$2,306,043	$2,094,605	$2,083,660
Cost of sales	(1,702,873)	(1,484,802)	(1,515,617)
Gross profit	603,170	609,803	568,043
Selling, general and administrative expenses	(477,030)	(407,638)	(397,558)
Special charges, net	-	168	(4,654)
Other income (expense), net	(23,740)	(7,549)	(2,465)
Interest expense	(43,701)	(27,359)	(25,021)
Income from continuing operations before income taxes and income from equity method investments	58,699	167,425	138,345
Income taxes	(9,086)	(50,436)	(55,855)
Income from equity method investments, net of tax	8,677	7,393	5,907
Income from continuing operations	58,290	124,382	88,397
Loss from discontinued operations, net of tax	-	-	(1,300)
Net income including non-controlling interests	58,290	124,382	87,097
Net income attributable to non-controlling interests	(48)	(254)	(417)
Net income attributable to H.B. Fuller	$58,242	$124,128	$86,680

Earnings per share attributable to H.B. Fuller common stockholders:
Basic
Income from continuing operations	$1.16	$2.48	$1.75
Loss from discontinued operations	$-	$-	$(0.03)
Basic earnings per share	$1.16	$2.48	$1.72

Diluted
Income from continuing operations	$1.13	$2.42	$1.71
Loss from discontinued operations	$-	$-	$(0.03)
Diluted earnings per share	$1.13	$2.42	$1.69

Weighted-average common shares outstanding:
Basic	50,370	50,136	50,274
Diluted	51,619	51,270	51,393

Dividends declared per common share	$0.590	$0.550	$0.510

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	December 2,	December 3,	November 28,
	2017	2016	2015
Net income including non-controlling interests	$58,290	$124,382	$87,097
Other comprehensive income (loss)
Foreign currency translation	29,288	(33,855)	(62,776)
Defined benefit pension plans adjustment, net of tax	34,930	(1,701)	(15,871)
Interest rate swaps, net of tax	1,894	41	40
Other cash-flow hedges, net of tax	(4,047)	42	(1,342)
Other comprehensive income (loss)	62,065	(35,473)	(79,949)
Comprehensive income	120,355	88,909	7,148
Less: Comprehensive income attributable to non-controlling interests	39	226	400
Comprehensive income attributable to H.B. Fuller	$120,316	$88,683	$6,748

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

	December 2,	December 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$194,398	$142,245
Trade receivables, net	473,700	351,130
Inventories	359,505	247,399
Other current assets	117,389	70,479
Total current assets	1,144,992	811,253

Property, plant and equipment, net	670,194	515,275
Goodwill	1,336,684	366,248
Other intangibles, net	1,001,792	205,359
Other assets	206,984	157,733
Total assets	$4,360,646	$2,055,868

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$31,468	$37,334
Current maturities of long-term debt	21,515	80,178
Trade payables	268,467	162,964
Accrued compensation	84,903	52,444
Income taxes payable	14,335	7,985
Other accrued expenses	84,225	50,939
Total current liabilities	504,913	391,844

Long-term debt	2,398,927	585,759
Accrued pension liabilities	71,205	73,545
Other liabilities	341,581	62,174
Total liabilities	3,316,626	1,113,322

Commitments and contingencies (Note 14)
Redeemable non-controlling interest	-	4,277

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,388,839 and 50,141,343, for 2017 and 2016, respectively	50,389	50,141
Additional paid-in capital	74,662	59,564
Retained earnings	1,119,231	1,090,900
Accumulated other comprehensive loss	(200,655)	(262,729)
Total H.B. Fuller stockholders' equity	1,043,627	937,876
Non-controlling interests	393	393
Total equity	1,044,020	938,269
Total liabilities, redeemable non-controlling interest and total equity	$4,360,646	$2,055,868

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at November 29, 2014	$50,311	$53,269	$933,819	$(147,352)	$403	$890,450
Comprehensive income (loss)	-	-	86,680	(79,932)	400	7,148
Dividends	-	-	(25,891)	-	-	(25,891)
Stock option exercises	234	4,397	-	-	-	4,631
Share-based compensation plans other, net	83	15,159	-	-	-	15,242
Tax benefit on share-based compensation plans	-	1,433	-	-	-	1,433
Repurchases of common stock	(554)	(18,736)	-	-	-	(19,290)
Non-controlling interest assumed	-	-	-	-	14,197	14,197
Recognition of non-controlling interest redemption liability	-	-	-	-	(11,773)	(11,773)
Purchase of non-controlling interest	-	-	-	-	(2,424)	(2,424)
Non-controlling interest	-	-	-	-	(76)	(76)
Redeemable non-controlling interest	-	-	-	-	(321)	(321)
Balance at November 28, 2015	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Comprehensive income (loss)	-	-	124,128	(35,445)	226	88,909
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016	$50,141	$59,564	$1,090,900	$(262,729)	$393	$938,269
Comprehensive income	-	-	58,242	62,074	39	120,355
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017	$50,389	$74,662	$1,119,231	$(200,655)	$393	$1,044,020

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	December 2,	December 3,	November 28,
	2017	2016	2015
Cash flows from operating activities from continuing operations:
Net income including non-controlling interests	$58,290	$124,382	$87,097
Loss from discontinued operations, net of tax	-	-	1,300
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	51,072	49,189	48,305
Amortization	36,243	28,495	26,984
Deferred income taxes	(20,936)	5,344	6,645
(Income) from equity method investments, net of dividends received	(2,640)	(3,701)	(3,042)
Share-based compensation	17,503	13,344	14,156
Pension and other postretirement benefit plan contributions	(4,704)	(6,572)	(4,645)
Pension and other postretirement benefit plan income (expense)	(6,069)	11,634	(3,572)
Excess tax benefit from share-based compensation	(2,010)	(1,641)	(1,433)
Non-cash (gain) loss on mark to market adjustment related to contingent consideration liability	(4,233)	(6,032)	3,145
Non-cash charge for the sale of inventories revalued at the date of acquisition	11,289	528	2,416
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(26,826)	1,874	(12,038)
Inventories	(10,560)	(3,495)	(4,588)
Other assets	(12,986)	(8,383)	11,991
Trade payables	44,365	(12,292)	5,794
Accrued compensation	12,249	879	5,982
Other accrued expenses	9,809	(5,548)	9,691
Income taxes payable	(14,973)	(1,707)	(1,369)
Other liabilities	14,685	(20,105)	(4,923)
Other	(8,778)	29,495	22,633
Net cash provided by operating activities from continuing operations	140,790	195,688	210,529

Cash flows from investing activities from continuing operations:
Purchased property, plant and equipment	(54,934)	(63,310)	(58,624)
Purchased businesses, net of cash acquired	(1,745,415)	(52,547)	(217,572)
Purchased investments	(1,250)	-	-
Proceeds from litigation award	-	-	12,049
Proceeds from sale of property, plant and equipment	672	4,332	5,326
Net cash used in investing activities from continuing operations	(1,800,927)	(111,525)	(258,821)

Cash flows from financing activities from continuing operations:
Proceeds from issuance of long-term debt	2,856,278	-	357,000
Repayment of long-term debt	(1,079,250)	(22,500)	(211,250)
Payment of debt issuance costs	(24,207)	-	-
Net proceeds from (payments on) notes payable	(7,776)	7,746	(2,623)
Dividends paid	(29,612)	(27,518)	(25,683)
Proceeds from stock options exercised	17,705	11,269	4,631
Excess tax benefit from share-based compensation	2,010	1,641	1,433
Purchase of redeemable non-controlling interest	(3,127)	-	-
Repurchases of common stock	(21,831)	(23,228)	(19,290)
Net cash provided by (used in) financing activities from continuing operations	1,710,190	(52,590)	104,218

Effect of exchange rate changes on cash and cash equivalents	2,100	(8,496)	(9,033)
Net change in cash and cash equivalents from continuing operations	52,153	23,077	46,893
Cash used in operating activities of discontinued operations	-	-	(5,294)
Net change in cash and cash equivalents	52,153	23,077	41,599
Cash and cash equivalents at beginning of year	142,245	119,168	77,569
Cash and cash equivalents at end of year	$194,398	$142,245	$119,168

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$299	$318	$208
Cash paid for interest, net of amount capitalized of $306, $752, and $136 for the years ended December 2, 2017, December 3, 2016 and November 28, 2015, respectively	$43,790	$29,505	$27,156
Cash paid for income taxes, net of refunds	$37,986	$46,815	$33,076

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market adhesives, sealants and other specialty chemical products globally, with sales operations in 37 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

Our business is reported in six operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Products, Engineering Adhesives and Royal Adhesives. In 2017, as a percentage of total net revenue by operating segment, Americas Adhesives accounted for 39 percent, EIMEA 24 percent, Asia Pacific 11 percent, Construction Products 10 percent, Engineering Adhesives 13 percent and Royal Adhesives 3 percent.

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

The Royal Adhesives operating segment produces and supplies specialty adhesives, sealants, coatings, polymers, tapes, encapsulants and additives for use in a wide range of commercial, industrial and institutional applications. The products are sold into five primary market sectors: transportation, assembly and construction; commercial roofing; insulating glass; flooring and carpet; and textile, paper, printing and packaging. These products are also used in a variety of secondary markets including aerospace and defense, automotive, recreational vehicle, bus, truck and trailer, marine, assembly, electrical/electronic, filter, printing, flexible packaging, laminating, graphic arts, solar/renewable energy, personal care, home furnishings, roofing and flooring.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2016 and 2015, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such financial information as of December 3, 2016 and November 28, 2015 for Sekisui-Fuller Company, Ltd. is not required.

In fiscal year 2017, this equity method investment is significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of December 2, 2017 for Sekisui-Fuller Company, Ltd. is as follows.

As of December 2, 2017
Current assets	$102,454
Non-current assets	27,732
Current liabilities	40,173
Non-current liabilities	1,583

For the year ended December 2, 2017
Net revenue	$171,302
Gross profit	50,607
Net income	17,735

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were December 2, 2017, December 3, 2016 and November 28, 2015 for 2017, 2016 and 2015, respectively. Every five or six years we have a 53rd week in our fiscal year. Fiscal 2016 was a 53-week year.

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605-50, Customer Payments and Incentives. Customer rebates recorded in the Consolidated Statements of Income as a reduction of net revenue, were $18,158, $16,465 and $13,951 in 2017, 2016 and 2015, respectively.

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

Income Taxes

The income tax provision is computed based on the pre-tax income included in the Consolidated Statements of Income before income from equity method investments. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See Note 11 for further information.

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

Restrictions on Cash

There were no restrictions on cash as of December 2, 2017. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Inventories

Inventories recorded at cost (not in excess of market value) as determined by the last-in, first-out method (“LIFO”) represent approximately 25.7 percent of consolidated inventories. During 2017, 2016 and 2015 there were no significant liquidations of LIFO inventory layers or significant LIFO liquidation gains or losses. The remaining inventories are valued at the lower of cost (mainly weighted-average actual cost) or market value.

Investments

Investments with a value of $5,062 and $5,120 represent the cash surrender value of life insurance contracts as of December 2, 2017 and December 3, 2016, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of other income (expense), net.

Cost Method Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. We have a policy in place to review our investments at least annually, to evaluate the accounting method and carrying value of our investments in unconsolidated investees. Our cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. If we believe that the carrying value of an investment is in excess of its estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.  We did not have any impairment of our cost method investments for the years ended December 2, 2017, December 3, 2016 and November 28, 2015.  The book value of the cost method investments was $1,669 as of December 2, 2017 and $1,666 as of December 3, 2016.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $306, $752 and $136 were capitalized in 2017, 2016 and 2015, respectively.

Goodwill

We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and working capital requirements. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. Based on the analysis performed during the fourth quarter of 2017, there were no indications of impairment for any of the reporting.

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

We consider a subsidiary’s sales price drivers, currency denomination of sales transactions and inventory purchases to be the primary indicators in determining a foreign subsidiary’s functional currency. Our subsidiaries in certain European countries have a functional currency different than their local currency. All other foreign subsidiaries, which are located in North America, Europe and Asia, have the same local and functional currency.

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the year ended December 3, 2016 have not been restated for the change in functional currency. Monetary assets and liabilities have been remeasured to the U.S. dollar at current exchange rates. Non-monetary assets (property, plant and equipment, net; goodwill; and intangible assets, net) have been remeasured to reflect the difference between the exchange rate when the asset arose and the exchange rate on the date of the change in functional currency. As a result of this change in functional currency, we recorded an $11,317 cumulative translation adjustment included in other comprehensive loss for the year ended December 2, 2017.

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

Asset Retirement Obligations

We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,129 and $2,264 at December 2, 2017 and December 3, 2016, respectively.

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

Share-based Compensation

We have various share-based compensation programs, which provide for equity awards, including non-qualified stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. We use the straight-line attribution method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early retirement based on the terms of the plan. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. See Note 9 for additional information.

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

(in thousands, except per share data)	2017	2016	2015
Net income attributable to H.B. Fuller	$58,242	$124,128	$86,680

Weighted-average common shares – basic	50,370	50,136	50,274
Equivalent shares from share-based compensation plans	1,249	1,134	1,119
Weighted-average common and common equivalent shares – diluted	51,619	51,270	51,393

Basic earnings per share	$1.16	$2.48	$1.72
Diluted earnings per share	$1.13	$2.42	$1.69

Share-based compensation awards for 163,140, 657,439 and 887,672 shares for 2017, 2016 and 2015, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on the type of derivative, and whether the instrument is designated and effective as a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) are reclassified to earnings in the period the hedged item affects earnings. Any ineffectiveness is recognized in earnings in the current period. We maintain master netting arrangements that allow us to net settle contracts with the same counterparties; we do not elect to offset amounts in our Consolidated Balance Sheet.  These arrangements generally do not call for collateral. We do not enter into any speculative positions with regard to derivative instruments. See Note 12 for further information regarding our financial instruments.

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 56,230, 67,807 and 54,454 shares of common stock in 2017, 2016 and 2015, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. An initial quantitative test to establish the hedge relationship is highly effective will still be required; however, the timeline to complete the initial test has been expanded, and the new ASU permits subsequent qualitative assessments for certain hedges instead of a quantitative test. For qualifying cash flow hedges, the entire change in fair value will be recorded within other comprehensive income and reclassified to earnings in the same income statement line that is used to present the earnings effect of the hedged item. For fair value hedges, the entire change in the fair value of the hedging instrument will be presented in the same income statement line as the hedged item. The new standard also simplifies the accounting for fair value hedges of interest rate risks and expands an entity’s ability to hedge nonfinancial and financial risk components. In addition, the guidance also eases certain documentation requirements, modifies the accounting for components excluded from the assessment of hedge effectiveness, and requires additional tabular disclosures of derivative and hedge-related information. Entities must apply the amendments to cash flow hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. We adopted ASU 2017-12 during the quarter ended December 2, 2017 on a modified retrospective basis. There was no material impact of adopting this ASU.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Our effective date for adoption of this guidance is our fiscal year beginning December 3, 2017. Excess tax benefits/deficiencies will be recorded as income tax expense and will be dependent upon market prices and the volume of stock option exercises and restricted stock vestings during the reporting period. The changes to the statement of cash flows will include the classification of excess tax benefits/deficiencies as operating activities and the classification of cash payments to tax authorities for withheld shares in net-settlement features as financing activities. These changes will be applied prospectively, with the exception of the classification of cash payments to tax authorities in the statement of cash flows, which will be applied retrospectively. We will continue our existing practice of estimating the number of awards that will be forfeited in accordance with the standard.

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

Note 2: Acquisitions

Adecol

On November 1, 2017, we acquired Adecol Industria Quimica, Limitada (“Adecol”), headquartered in Guarulhos, Brazil. Adecol works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and assembly markets. The acquisition is expected to enhance our business in Brazil by partnering with customers to produce new and better consumer and durable goods products in this region. The purchase price was 145.9 million Brazilian real, or approximately $44,682, and was funded through borrowings on our revolving credit facility and existing cash. Adecol is reported in our Americas Adhesives operating segment. We have incurred acquisition related costs of approximately $951, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2017.

The acquisition fair value measurement was preliminary as of December 2, 2017, subject to the completion of the valuation of Adecol and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation December 2, 2017
Current assets	$17,877
Property, plant and equipment	7,308
Goodwill	23,282
Other intangibles
Customer relationships	17,016
Trademarks/trade names	1,363
Other assets	4,811
Current liabilities	(12,765)
Other liabilities	(14,210)
Total purchase price	$44,682

The preliminary expected lives of the acquired intangible assets are 13 years for customer relationships and five years for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $23,282 to goodwill for the expected synergies from combining Adecol with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Adecol acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The purchase price of $1,622,728 was funded through new debt financing. See Note 6 to the Consolidated Financial Statements for further information on our debt financing. Royal Adhesives is reported as a separate operating segment for the year ended December 2, 2017. We have incurred acquisition related costs of approximately $11,625, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2017.

The acquisition fair value measurement was preliminary as of December 2, 2017, subject to the completion of the valuation of Royal Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Valuation December 2, 2017
Accounts receivable	$64,904
Inventory	93,680
Other current assets	58,508
Property, plant and equipment	126,192
Goodwill	866,013
Other intangibles
Developed technology	59,800
Customer relationships	645,300
Trademarks/trade names	53,600
Other assets	1,443
Accounts payable	(40,211)
Other current liabilities	(37,261)
Other liabilities	(269,240)
Total purchase price	$1,622,728

The preliminary expected lives of the acquired intangible assets are 15 years for developed technology, 18 years for customer relationships and 15 years for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $866,013 to goodwill for the expected synergies from combining Royal Adhesives with our existing business. The goodwill was assigned to our Royal Adhesives operating segment. The amount of goodwill that is deductible for tax purposes is $38,275. The remaining goodwill is not deductible for tax purposes.

The following unaudited pro forma information gives effect to the Royal Adhesives acquisition as if the acquisition occurred on November 29, 2015. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on combined results.  Pro forma earnings for the year ended December 2, 2017 was adjusted to exclude $62,985 (pre-tax) of acquisition-related costs and $10,815 (pre-tax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.  Pro forma earnings for the year ended December 3, 2016 was adjusted to include the expense related to the fair value adjustment to acquisition-date inventory.  The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. The unaudited pro forma information for the years ended December 2, 2017 and December 3, 2016, assuming that the acquisition occurred at the beginning of fiscal 2016, is presented below:

	December 2, 2017	December 3, 2016
Net revenue	$2,886,762	$2,716,713
Net income attributable to H.B. Fuller	123,618	127,802

Pro forma earnings per share:
Basic	2.45	2.55
Diluted	2.39	2.49

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and durable assembly markets. The acquisition is expected to strengthen our position in the North America adhesives market. The purchase price of $123,549 was financed through borrowings on our revolving credit facility and is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $555, which were recorded as SG&A expenses in the Consolidated Statement of Income for the year ended December 2, 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Valuation March 4, 2017	Purchase Price and Fair Value Adjustments	Final Valuation December 2, 2017
Current assets	$13,729	115	13,844
Property, plant and equipment	10,516	(1,875)	8,641
Goodwill	60,313	(487)	59,826
Other intangibles
Customer relationships	33,300	12,000	45,300
Trademarks/trade names	13,600	(9,200)	4,400
Current liabilities	(8,153)	(309)	(8,462)
Total purchase price	$123,305	244	123,549

The expected lives of the acquired intangible assets are 15 years for customer relationships and 10 years for trademarks/trade names. See Note 13 for further discussion of the fair value of the acquired tangible and intangible assets.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $59,826 to goodwill for the expected synergies from combining Wisdom Adhesives with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Wisdom Adhesives acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Cyberbond, L.L.C.

On June 8, 2016, we acquired Cyberbond, L.L.C. headquartered in Batavia, Illinois with operations in the United States and Europe.  Cyberbond, L.L.C. is a provider of industrial adhesives for the electronics, medical, audio equipment, automotive and structural markets. The acquisition will help us to broaden our global position and accelerate our growth in the high margin, high growth Engineering Adhesives segment.  The purchase price of $42,182, net of cash acquired of $332, was funded through existing cash and was recorded in our Engineering Adhesives operating segment.  We incurred acquisition related costs of approximately $527, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2016.

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

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $23,654 to goodwill for the expected synergies from combining Cyberbond, L.L.C. with our existing business.  Such goodwill is not deductible for tax purposes.  The goodwill was assigned to our Engineering Adhesives operating segment.  The Cyberbond, L.L.C. acquisition does not represent a material business combination, therefore pro forma financial information is not provided.

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

Tonsan Adhesive, Inc.

On February 2, 2015, we acquired 95 percent of the equity of Tonsan Adhesive, Inc. (“Tonsan”), an independent engineering adhesives provider based in Beijing, China. Tonsan manufactures engineering adhesives across numerous industries including photovoltaic, electronics, automotive, heavy machinery and transportation. The acquisition is expected to help strengthen our customer relationships in the high-value, fast growing engineering adhesives markets. The purchase price was 1.4 billion Chinese renminbi, or approximately $215,925, net of cash acquired of $7,754, which was financed with proceeds from our October 31, 2014 Term Loan A, drawn in conjunction with the acquisition. The acquisition is reported in our Engineering Adhesives operating segment. We incurred acquisition related costs of approximately $373, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2015.

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

Note 3: Restructuring Actions

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations.  During the year ended December 2, 2017, we recorded a pre-tax charge of $18,031 related to the implementation of the 2017 Restructuring Plan.

The following table summarizes the pre-tax distribution of restructuring charges by income statement classification:

December 2, 2017
Cost of sales	$9,764
Selling, general and administrative	8,267
$18,031

The following table summarizes the pre-tax impact of restructuring charges by segment:

December 2, 2017
Americas Adhesives	$2,178
EIMEA	7,214
Asia Pacific	1,996
Construction Products	5,895
Engineering Adhesives	748
$18,031

A summary of the restructuring liability during the twelve months ended December 2, 2017 is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	$-	$-	$-
Expense incurred	10,266	5,394	2,371	18,031
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(9,210)	(1,103)	(2,351)	(12,664)
Foreign currency translation	430	-	-	430
Balance at end December 2,2017	$1,486	$-	$20	$1,506

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Business Integration Project

The integration of the industrial adhesives business we acquired in March 2012 involved a significant amount of restructuring and capital investment to optimize the new combined entity. In addition, we took a series of actions in our existing EIMEA operating segment to improve the profitability and future growth prospects of this operating segment. We combined these two initiatives into a single project which we refer to as the “Business Integration Project.” During the years ended December 3, 2016 and November 28, 2015, we incurred special charges, net of $(0.2) million and $4.7 million, respectively, related to transformation, workforce reduction, facility exit and other related costs for the Business Integration Project, which are included in special charges, net in the Consolidated Statements of Income. The Business Integration Project was substantially complete at the end of 2016.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2017, 2016 and 2015 follow.

	2017	2016	2015
Foreign currency transaction losses, net	$(2,411)	$(9,510)	$(3,549)
Interest income	3,927	2,045	510
Gain (loss) on disposal of fixed assets	22	(796)	330
Other, net [1]	(25,278)	712	244
Total other income (expense), net	$(23,740)	$(7,549)	$(2,465)

Research and development expenses (included in SG&A expenses)	$30,072	$28,614	$26,170

¹ 2017 includes a make whole premium of $25,535 paid on the refinancing of our long-term debt. See Note 6 for further information.

Balance Sheet Information
Additional details of balance sheet amounts as of December 2, 2017 and December 3, 2016 follow.

Inventories	2017	2016
Raw materials	$174,325	$116,200
Finished goods	198,273	142,397
LIFO reserve	(13,093)	(11,198)
Total inventories	$359,505	$247,399

Other current assets
Other receivables	$24,304	$24,253
Prepaid income taxes	41,105	12,142
Prepaid taxes other than income taxes	20,852	18,011
Prepaid expenses	29,521	14,767
Assets held for sale	1,607	1,306
Total other current assets	$117,389	$70,479

Property, plant and equipment
Land	$79,993	$65,771
Buildings and improvements	364,048	317,636
Machinery and equipment	787,844	659,181
Construction in progress	56,402	50,553
Total, at cost	1,288,287	1,093,141
Accumulated depreciation	(618,093)	(577,866)
Net property, plant and equipment	$670,194	$515,275

Other assets
Investments and company owned life insurance	$8,602	$8,178
Equity method investments	48,962	45,732
Cost method investments	1,669	1,666
Long-term deferred income taxes	43,422	46,174
Prepaid pension costs	30,145	31
Prepaid postretirement other than pension	39,163	27,093
Other long-term assets	35,021	28,859
Total other assets	$206,984	$157,733

Other accrued expenses
Taxes other than income taxes	$18,753	$14,127
Professional fees	13,565	5,444
Customer rebates	10,114	8,296
Interest	6,766	5,263
Insurance	5,668	196
Product liability	961	1,648
Accrued expenses	28,398	15,965
Total other accrued expenses	$84,225	$50,939

Other liabilities
Asset retirement obligations	$2,129	$2,264
Long-term deferred income taxes	275,715	26,336
Long-term deferred compensation	5,424	5,469
Postretirement other than pension	2,992	2,968
Environmental liabilities	11,380	1,600
Contingent consideration liabilities	496	4,720
Other long-term liabilities	43,445	18,817
Total other liabilities	$341,581	$62,174

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance at beginning of year	$12,310	$11,893	$10,246
Charged to expenses	744	2,455	4,703
Write-offs	(1,546)	(1,758)	(2,339)
Foreign currency translation effect	162	(280)	(717)
Balance at end of year	$11,670	$12,310	$11,893

Statement of Comprehensive Income (Loss) Information

The following tables provides details of total comprehensive income (loss):

	December 2, 2017
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$58,242	$48
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$29,297	-	29,297	(9)
Reclassification to earnings:
Defined benefit pension plans adjustment[2]	51,282	(16,352)	34,930	-
Interest rate swap[3]	3,060	(1,166)	1,894	-
Other cash-flow hedges[3]	(6,538)	2,491	(4,047)	-
Other comprehensive income (loss)	$77,101	$(15,027)	62,074	(9)
Comprehensive income (loss)			$120,316	$39

	December 3, 2016
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$124,128	$254
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(33,827)	-	(33,827)	(28)
Reclassification to earnings:
Defined benefit pension plans adjustment[2]	576	(2,277)	(1,701)	-
Interest rate swap[3]	63	(22)	41	-
Other cash-flow hedges[3]	68	(26)	42	-
Other comprehensive income (loss)	$(33,120)	$(2,325)	(35,445)	(28)
Comprehensive income (loss)			$88,683	$226

	November 28, 2015
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$86,680	$417
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(62,759)	-	(62,759)	(17)
Reclassification to earnings:
Defined benefit pension plans adjustment[2]	(24,279)	8,408	(15,871)	-
Interest rate swap[3]	56	(16)	40	-
Other cash-flow hedges[3]	(2,168)	826	(1,342)	-
Other comprehensive income (loss)	$(89,150)	$9,218	(79,932)	(17)
Comprehensive income (loss)			$6,748	$400

[1] Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.

[2] Loss reclassified from accumulated other comprehensive income (loss) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, SG&A and special charges.

[3] Loss reclassified from accumulated other comprehensive income (loss) into earnings is reported in other income (expense), net.

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) follow.

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(56,209)	$(56,134)	$(75)
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Other cash-flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Total accumulated other comprehensive loss	$(200,730)	$(200,655)	$(75)

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Interest rate swap, net of taxes of ($17)	28	28	-
Other cash-flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Total accumulated other comprehensive loss	$(262,795)	$(262,729)	$(66)

	November 28, 2015
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(51,592)	$(51,554)	$(38)
Interest rate swap, net of taxes of $5	(13)	(13)	-
Other cash-flow hedges, net of taxes of $811	(1,317)	(1,317)	-
Defined benefit pension plans adjustment, net of taxes of $93,012	(174,400)	(174,400)	-
Total accumulated other comprehensive loss	$(227,322)	$(227,284)	$(38)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of December 2, 2017 and December 3, 2016 consisted of the following:

	2017	2016
Americas Adhesives	$141,138	$59,821
EIMEA	107,978	98,876
Asia Pacific	18,080	17,481
Construction Products	21,951	21,901
Engineering Adhesives	178,791	168,169
Royal Adhesives	868,746	-
Total	$1,336,684	$366,248

Additional details related to goodwill for 2017 and 2016 are as follows.

	2017	2016
Balance at beginning of year	$366,248	$354,204
Adecol acquisition	23,282	-
Royal Adhesives acquisition	866,013	-
Wisdom acquisition	59,826	-
Cyberbond, L.L.C. acquisition	-	23,654
Advanced Adhesives acquisition	-	102
Tonsan acquisition	-	700
Impairment	-	(777)
Foreign currency translation effect	21,315	(11,635)
Balance at end of year	$1,336,684	$366,248

In accordance with accounting standards, we test each of our reporting units for goodwill impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In the fourth quarter of 2017, we conducted the required annual test of goodwill for impairment. We performed the goodwill impairment analysis on our reporting units by using a discount rate determined by management to result in the most representative fair value of the business as a whole. Based on the analysis performed during the fourth quarter of 2017, there were no indications of impairment for any of the remaining reporting units. See Note 1 for further information on our impairment analysis.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
As of December 2, 2017
Original cost	$132,495	$968,060	$110,576	$1,211,131
Accumulated amortization	(27,478)	(144,964)	(37,417)	(209,859)
Net identifiable intangibles	$105,017	$823,096	$73,159	$1,001,272
Weighted-average useful lives (in years)	12	18	14	17

As of December 3, 2016
Original cost	$70,504	$251,329	$51,116	$372,949
Accumulated amortization	(21,448)	(116,411)	(30,198)	(168,057)
Net identifiable intangibles	$49,056	$134,918	$20,918	$204,892
Weighted-average useful lives (in years)	10	17	12	15

Amortization expense with respect to amortizable intangible assets was $36,243, $28,495 and $26,984 in 2017, 2016 and 2015, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2018	2019	2020	2021	2022	Thereafter
Amortization Expense	$79,456	$75,433	$71,112	$68,251	$70,457	$636,565

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets as of December 2, 2017 and December 3, 2016 were $520 and $467, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2017 compared to 2016 was due to changes in currency exchange rates.

Note 6: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $31,468 and $37,334 at December 2, 2017 and December 3, 2016, respectively. This amount mainly represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 11.0 percent, 13.7 percent and 8.1 percent in 2017, 2016 and 2015, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 2, 2017.

Long-Term Debt

	Weighted-Average
	Interest Rate at	Fiscal Year	Balance at	Balance at
Long-Term Debt	December 2, 2017	Maturity Date	December 2, 2017	December 3, 2016
Revolving credit facility	3.38%	2022	$-	$-
Term Loan B1	3.90%	2024	2,125,993	-
Public Bond[2]	3.62%	2027	293,991	-
Term Loan A			-	265,373
Senior Notes, Series A			-	17,013
Senior Notes, Series B			-	33,151
Senior Notes, Series C			-	36,325
Senior Notes, Series D			-	64,795
Senior Notes, Series E			-	248,813
Other			458	467
Total debt			$2,420,442	$665,937

Less: current maturities			(21,515)	(80,178)
Total long-term debt, excluding current maturities			$2,398,927	$585,759

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.25 percent (3.53 percent at December 2, 2017); $1,050,000 swapped to a fixed rate of 4.28 percent.

2 Public Bond, due February 15, 2027, $300,000 4.00 percent fixed; $150,000 swapped to a variable rate of 1-month LIBOR plus 1.86 percent

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At December 2, 2017 a balance of $2,150,000 was drawn on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.25 percent (3.53 percent at December 2, 2017).  The interest rate is based on a leverage grid. The Term Loan B Credit Agreement expires on October 20, 2024.  We entered into interest rate swap agreements to hedge $1,050,000 of the Term Loan B to a fixed interest rate of 4.28 percent. We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year.  The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The first measurement period is fiscal year 2018 and the first prepayment is due in the first fiscal quarter of 2019. We have not estimated the prepayment for the first quarter of fiscal year 2019 or for future years in the table above, and have listed only the scheduled amortization payments.

On December 16, 2016 and February 24, 2017 our Senior Notes, Series A and B matured, respectively. On October 20, 2017 we repaid the Term Loan A and Senior Notes, Series C, D & E, with proceeds from the Term Loan B issuance. Interest rate swaps associated with Senior Notes, Series C and E, were terminated with the repayment of these instruments. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded as other income, net in our Consolidated Statements of Income. We paid a make whole premium of $25,535 which was recorded as other expense, net in our Consolidated Statements of Income. Proceeds from the issuance of the Term Loan B were also used to acquire Royal Adhesives. See Note 2 for further discussion of our acquisition of Royal Adhesives.

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A. We entered into interest rate swap agreements to hedge $150,000 of the $300,000 Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent. As a result of applying shortcut method fair value hedge accounting, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense).

We adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, during the quarter ended March 4, 2017 on a retrospective basis. The impact of adopting ASU No. 2015-03 on our financial statements was the reclassification of deferred debt issuance costs related to our long-term debt, with the exception of our revolving credit facility, from an asset to a direct deduction to the corresponding debt.  Reclassifications from an asset to a direct deduction to the corresponding debt of $2,386 was included in our Consolidated Balance Sheets as of December 3, 2016.

Long-term debt had an estimated fair value of $2,452,034 and $693,283 as of December 2, 2017 and December 3, 2016, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Lines of Credit

As of December 2, 2017, lines of credit were as follows:

Term	Committed	Drawn	Available
Long-term lines of credit	$400,000	$-	$398,257

On September 29, 2017, we amended our revolving credit facility to become effective with consummation of our acquisition of Royal Adhesives.  The revolving credit agreement is now secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the LIBOR plus 2.00 percent (3.27 percent at December 2, 2017).  A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid.  The revolving credit facility matures April 12, 2022.

Our revolving credit facility accounted for the entire committed lines of credit.  The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $400,000, less issued letters of credit. At December 2, 2017, letters of credit reduced the available amount under the revolving credit facility by $1,743.  The credit agreement expires on April 12, 2022.

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions.  Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants becomes less restrictive after meeting leverage or other financial ratios.  In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries.  At December 2, 2017 all financial covenants were met. At December 2, 2017, all financial covenants were met.

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations	$21,515	$21,500	$21,500	$21,500	$21,500	$2,312,927

Note 7: Stockholders' Equity

Preferred Stock: The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock: There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 50,388,839 and 50,141,343 shares issued and outstanding at December 2, 2017 and December 3, 2016, respectively.

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period of up to five years.  Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement.  The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements.  Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital.  This authorization replaces the September 30, 2010 authorization to repurchase shares. During 2017, we repurchased 375,000 shares for $19,114, during 2016, we repurchased 500,000 shares for $20,861 and during 2015, we repurchased 500,000 shares for $17,066 under our repurchase programs.  Up to $187,170 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2017	2016	2015
Beginning balance	50,141,343	50,074,310	50,310,803
Stock options exercised	514,064	593,891	275,035
Shares swapped for stock option exercises	-	(71,659)	(39,883)
Deferred compensation paid	24,048	7,235	8,852
Restricted units vested	140,614	105,552	83,494
Shares withheld for taxes	(56,230)	(67,807)	(54,454)
Restricted shares forfeited	-	(179)	(9,537)
Shares repurchased under repurchase program	(375,000)	(500,000)	(500,000)
Ending balance	50,388,839	50,141,343	50,074,310

Note 8: Redeemable Non-Controlling Interest

Prior to the first quarter of 2017, we had a non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (“HBF Kimya”) which was accounted for as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller had an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option made the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares are classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. The non-controlling shareholder was entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. The option was subject to a minimum price of €3,500.

The results of operations for the HBF Kimya non-controlling interest is consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value are included in net income attributable to non-controlling interests in the Consolidated Statements of Income and in the carrying value of the redeemable non-controlling interest on the Consolidated Balance Sheets. HBF Kimya’s functional currency is the Turkish lira and changes in exchange rates affect the reported amount of the redeemable non-controlling interest.

During the first quarter of 2017, we purchased the remaining shares from the non-controlling shareholder for €4,206. The difference between the non-controlling interest balance and the purchase price was recorded in additional paid-in capital in the first quarter of 2017.

As of December 2, 2017 and December 3, 2016 the redeemable non-controlling interests were:

	2017	2016
Balance at beginning of year	$4,277	$4,199
Net income attributed to redeemable non-controlling interest	39	239
Purchase of redeemable non-controlling interest	(4,468)	-
Foreign currency translation adjustment	152	(161)
Balance at end of year	$-	$4,277

Note 9: Accounting for Share-Based Compensation

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2017, 2016 and 2015 were calculated using the following assumptions:

	2017			2016			2015
Expected life (in years)		4.75			4.75			4.62
Weighted-average expected volatility		24.17%			28.95%			30.81%
Expected volatility range	23.48%	-	24.88%	24.86%	-	29.23%	25.50%	-	31.67%
Risk-free interest rate		1.94%			1.43%			1.27%
Expected dividend yield		1.07%			1.54%			1.12%
Weighted-average fair value of grants		$11.49			$7.75			$10.05

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

Total share-based compensation expense was $17,503, $13,344 and $14,156 for 2017, 2016 and 2015, respectively. All share-based compensation was recorded as SG&A expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid.  For 2017, 2016 and 2015, there was $2,010, $1,641 and $1,433 of excess tax benefit recognized resulting from share-based compensation cost, respectively.  Our additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies was $23,886 at December 2, 2017 due to exercises of stock options, vesting of restricted stock and deferred compensation payouts in the year.

As of December 2, 2017, $14,934 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock units was $12,427 which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Activity

The stock option activity for the years ended December 2, 2017, December 3, 2016 and November 28, 2015 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 29, 2014	2,534,473	$30.39
Granted	759,167	40.69
Exercised	(275,035)	22.67
Forfeited or cancelled	(106,532)	42.42
Outstanding at November 28, 2015	2,912,073	$33.37
Granted	853,516	33.98
Exercised	(593,891)	24.38
Forfeited or cancelled	(185,217)	39.91
Outstanding at December 3, 2016	2,986,481	$34.92

Granted	1,493,133	53.97
Exercised	(514,064)	34.51
Forfeited or cancelled	(104,786)	37.20
Outstanding at December 2, 2017	3,860,764	$42.28

On October 20, 2017, in connection with the closing of the Royal Adhesives acquisition, grants of performance-based non-qualified stock options were made to named executive officers at certain target level amounts. Target level non-qualified stock options amounts may increase to 150% of the target amount based on fiscal year 2020 adjusted EBITDA performance. The performance-based non-qualified stock options agreement provides for cliff vesting in the event that fiscal year 2020 adjusted EBITDA (defined as Adjusted Operating Income plus Depreciation plus Amortization) performance criteria is met at least at a threshold level in order to promote the successful integration of the Royal Adhesives business into the Company’s operations.

The fair value of options granted during 2017, 2016 and 2015 was $17,157, $6,615 and $7,632, respectively. Total intrinsic value of options exercised during 2017, 2016 and 2015 was $8,677, $11,675 and $5,327, respectively. For options outstanding at December 2, 2017, the weighted-average remaining contractual life was 7.4 years and the aggregate intrinsic value was $53,142. For options exercisable at December 2, 2017, the weighted-average remaining contractual life was 5.3 years and the aggregated intrinsic value was $36,642. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 2, 2017, December 3, 2016 and November 28, 2015 were $17,705, $11,269 and $4,631, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2017, 2016 and 2015 was $2,723, $3,506 and $1,890, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended December 2, 2017, December 3, 2016 and November 28, 2015 is summarized below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 29, 2014	188,661	188,622	377,283	$40.70	1.0
Granted	144,100	-	144,100	40.92	1.2
Vested	(82,495)	(69,152)	(151,647)	37.47	-
Forfeited	(13,253)	(9,310)	(22,563)	40.66	0.8
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8
Granted	253,515	-	253,515	35.40	1.3
Vested	(104,828)	(73,028)	(177,856)	41.91	-
Forfeited	(32,956)	(179)	(33,135)	38.40	1.5
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	287,684	-	287,684	50.05	1.2
Vested	(156,152)	(36,953)	(193,105)	39.92	-
Forfeited	(22,035)	-	(22,035)	39.67	1.1
Nonvested at December 2, 2017	462,241	-	462,241	$44.80	1.0

Total fair value of restricted stock vested during 2017, 2016, and 2015 was $7,708, $6,257 and $6,192, respectively.  The total fair value of nonvested restricted stock units at December 2, 2017 was $20,710.

We repurchased 56,230, 67,807 and 54,454 restricted stock shares during 2017, 2016 and 2015, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2017, 2016 and 2015 was $3,059, $2,080 and $1,878 respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended December 2, 2017, December 3, 2016 and November 28, 2015 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 29, 2014	342,547	52,303	394,850
Participant contributions	16,312	4,705	21,017
Company match contributions[1]	21,636	470	22,106
Payouts	(325)	(11,572)	(11,897)
Units outstanding November 28, 2015	380,170	45,906	426,076
Participant contributions	23,900	4,908	28,808
Company match contributions[1]	20,576	491	21,067
Payouts	(327)	(10,189)	(10,516)
Units outstanding December 3, 2016	424,319	41,116	465,435

Participant contributions	16,051	5,567	21,618
Company match contributions[1]	17,343	557	17,900
Payouts	(14,143)	(15,634)	(29,777)
Units outstanding December 2, 2017	443,570	31,606	475,176

1 The non-employee directors’ company match includes 15,738, 18,186 and 20,005 deferred compensation units paid as discretionary awards to all non-employee directors in 2017, 2016, and 2015, respectively.

The fair value of non-employee directors’ company matches for 2017, 2016 and 2015 was $133, $156 and $122, respectively. The fair value of the non-employee directors’ discretionary award was $805 for 2017, $800 for 2016 and $800 for 2015. The fair value of employee company matches was $26 for 2017 and $18 for 2016 and $17 for 2015.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2017 was $10,899 which included the cost of the 4 percent company match of $5,141 and the additional 3 percent contribution of $5,758. The total contributions to the 401(k) plan were $10,417 and $9,375 in 2016 and 2015, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $6,307 and $6,597 in 2017 and 2016, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. Pension Plan (the Plan). The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2015, we amended the plan to add a program for eligible employees to take a lump sum distribution. No lump sum payments were paid during 2017. A total of $8,399 was paid during 2016  as lump sum distributions under this program. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Royal Adhesives has defined benefit pension plans for its employees in the U.S. and Germany. The balances related to these plans have been adjusted in purchase accounting and are reflected in the tables below. See Note 2 for further information on this acquisition.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 2, 2017 and December 3, 2016:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation
Benefit obligation at beginning of year	$362,213	$376,098	$202,176	$201,172	$42,721	$49,923
Service cost	111	110	2,125	2,016	208	342
Interest cost	15,836	15,360	4,709	5,465	1,593	1,956
Participant contributions	-	-	-	-	200	282
Actuarial (gain)/loss[1]	14,405	(2,253)	(6,636)	15,254	2,078	(6,450)
Other	-	-	-	19	-	-
Acquisition	6,518	-	12,156	-	-	-
Settlement payments	-	(8,399)	(62)	(511)	-	-
Benefits paid	(19,724)	(18,703)	(8,495)	(7,382)	(3,475)	(3,332)
Foreign currency translation effect	-	-	18,009	(13,857)	-	-
Benefit obligation at end of year	379,359	362,213	223,982	202,176	43,325	42,721

Change in plan assets
Fair value of plan assets at beginning of year	331,505	336,461	163,322	172,241	66,640	62,585
Acquisition	4,605	-	-	-	-	-
Actual return on plan assets	60,176	20,610	16,889	10,516	14,631	4,388
Employer contributions	1,537	1,536	1,863	2,319	1,304	2,717
Participant contributions	-	-	-	-	200	282
Settlement payments	-	(8,399)	-	-	-	-
Other	-	-	(272)	98	-	-
Benefits paid[2]	(19,724)	(18,703)	(8,223)	(7,382)	(3,475)	(3,332)
Foreign currency translation effect	-	-	14,129	(14,470)	-	-
Fair value of plan assets at end of year	378,099	331,505	187,708	163,322	79,300	66,640
Plan assets (less than) in excess of benefit obligation as of year end	$(1,260)	$(30,708)	$(36,274)	$(38,853)	$35,975	$23,919

1 Actuarial gain in 2017 for the U.S. Plans is due to plan experience. Actuarial loss in 2016 for the Non-U.S. Plans includes a $16,330 loss due to assumption changes net of a ($1,076) gain due to plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

For the U.S. Pension Plan, we adopted the Adjusted RP-2014 mortality tables projected generationally using scale MP-2017.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2017	2016	2017	2016	2017	2016
Unrecognized actuarial loss	$131,643	$157,185	$67,344	$82,874	$5,877	$13,653
Unrecognized prior service cost (benefit)	32	61	(4)	(7)	-	-
Ending balance	$131,675	$157,246	$67,340	$82,867	$5,877	$13,653

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2017	2016	2017	2016	2017	2016
Statement of financial position as of fiscal year-end
Non-current assets	$19,520	$-	$10,912	$-	$39,163	$27,093
Accrued benefit cost
Current liabilities	(1,501)	(1,489)	(1,879)	(1,162)	(210)	(206)
Non-current liabilities	(19,279)	(29,219)	(45,307)	(37,691)	(2,978)	(2,968)
Ending balance	$(1,260)	$(30,708)	$(36,274)	$(38,853)	$35,975	$23,919

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $409,376 at December 2, 2017 and $392,400 at December 3, 2016. The accumulated benefit obligation of the non-U.S. pension plans was $214,512 at December 2, 2017 and $201,151 at December 3, 2016.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 2, 2017 and December 3, 2016:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Accumulated benefit obligation	$25,349	$352,853	$120,459	$201,151
Fair value of plan assets	4,669	331,505	82,631	163,323

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 2, 2017 and December 3, 2016:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Projected benefit obligation	$25,449	$362,213	$137,618	$202,176
Fair value of plan assets	4,669	331,505	90,434	163,323

Information about the expected cash flows follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2018	$312	$527	$2,000
Expected benefit payments
2018	$20,111	$8,478	$3,207
2019	20,334	8,920	3,198
2020	20,745	8,654	3,173
2021	21,131	9,084	3,148
2022	21,481	9,269	3,109
2023-2027	110,397	47,947	14,494

Components of net periodic benefit cost and other supplemental information for the years ended December 2, 2017, December 3, 2016 and November 28, 2015 follow:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$111	$110	$107	$2,125	$2,016	$1,924	$208	$342	$449
Interest cost	15,836	15,360	16,322	4,709	5,465	5,986	1,593	1,956	2,042
Expected return on assets	(25,458)	(24,776)	(25,682)	(9,853)	(9,919)	(10,422)	(5,788)	(5,470)	(5,510)
Amortization:
Prior service cost	29	29	29	(4)	(3)	(4)	-	(41)	(2,505)
Actuarial loss (gain)	5,905	5,271	5,628	3,492	3,106	3,173	1,010	2,169	2,431
Curtailment loss (gain)	-	-	-	-	19	-	-	-	-
Settlement charge (credit)	-	-	-	16	135	-	-	-	-
Net periodic (benefit) cost	$(3,577)	$(4,006)	$(3,596)	$485	$819	$657	$(2,977)	$(1,044)	$(3,093)

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement benefits
Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year as of December 2, 2017
Amortization of prior service cost (benefit)	$29	$(3)	$-
Amortization of net actuarial (gain) loss	5,903	2,735	60
	$5,932	$2,732	$60

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.72%	4.08%	4.28%	2.12%	2.31%	2.82%	3.54%	3.85%	4.02%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.71%	1.47%	1.58%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.08%	4.28%	4.08%	2.15%	2.83%	2.95%	3.85%	4.02%	3.84%
Expected return on plan assets	7.75%	7.75%	7.75%	6.21%	6.20%	6.22%	8.75%	8.75%	8.75%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.47%	1.58%	1.58%	N/A	N/A	N/A

1 Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2017, 2016 and 2015 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.73 percent at December 2, 2017, compared to 4.10 percent at December 3, 2016 and 4.30 percent at November 28, 2015. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 2, 2017 would increase pension and other postretirement plan expense approximately $33 (pre-tax) in fiscal 2018. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2017, 2016 and 2015.  Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2017 the expected long-term rate of return on the target equities allocation was 8.25 percent and the expected long-term rate of return on the target fixed-income allocation was 5.6 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,287 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.21 percent in 2017 compared to 6.20 percent in 2016 and 6.22 percent in 2015. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany, respectively. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2017	2016	2015
Health care cost trend rate assumed for next year	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2024	2023	2024

Sensitivity Information: A one-percentage point change in the health care cost trend rate would have the following effects on the December 2, 2017 service and interest cost and the accumulated postretirement benefit obligation at December 2, 2017:

	One-Percentage Point
	Increase	Decrease
Effect on service and interest cost components – annual	$82	$(73)
Effect on accumulated postretirement benefit obligation	$1,969	$(1,760)

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2017 and 2016 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2017	2017	2016	2017	2017	2016	2017	2017	2016
Equities	60.0%	63.3%	62.4%	49.2%	51.5%	49.8%	0.0%	0.0%	0.0%
Fixed income	40.0%	37.6%	38.4%	50.8%	47.9%	49.6%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.5%	99.1%
Cash	0.0%	-0.9%	-0.8%	0.0%	0.6%	0.6%	0.0%	0.5%	0.9%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2017 and 2016. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2017 we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2018.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2017 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2018.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2017 and 2016. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	December 2, 2017
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$144,124	$95,542	$-	$239,666
Fixed income	42,310	99,252	291	141,853
Cash	(3,893)	126	-	(3,767)
Total categorized in the fair value hierarchy	182,541	194,920	291	377,752
Other investments measured at NAV 1				347
Total	$182,541	$194,920	$291	$378,099

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$35,118	$1,185	$-	$36,303
Fixed income	46,725	6,618	660	54,003
Cash	549	-	-	549
Total categorized in the fair value hierarchy	82,392	7,803	660	90,855
Other investments measured at NAV 1				96,855
Total	$82,392	$7,803	$660	$187,710

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$78,894	$78,894
Cash	406	-	-	406
Total	$406	$-	$78,894	$79,300

	December 3, 2016
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$127,275	$79,669	$-	$206,944
Fixed income	41,513	85,363	320	127,196
Cash	(2,635)	-	-	(2,635)
Total	$166,153	$165,032	$320	$331,505

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,165	$1,165	$-	$31,330
Fixed income	41,490	6,013	569	48,072
Cash	996	-	-	996
Total categorized in the fair value hierarchy	72,651	7,178	569	80,398
Other investments measured at NAV 1				82,925
Total	$72,651	$7,178	$569	$163,323

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$66,064	$66,064
Cash	576	-	-	576
Total	$576	$-	$66,064	$66,640

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

The definitions of fair values of our pension and other postretirement benefit plan assets at December 2, 2017 and December 3, 2016 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended December 2, 2017 and December 3, 2016:

	Fixed Income
U.S. Pension Plans	2017	2016
Level 3 balance at beginning of year	$320	$352
Purchases, sales, issuances and settlements, net	(29)	(32)
Level 3 balance at end of year	$291	$320

	Fixed Income
Non-U.S. Pension Plans	2017	2016
Level 3 balance at beginning of year	$569	$530
Net transfers into / (out of) level 3	21	21
Net gains	3	16
Currency change effect	67	2
Level 3 balance at end of year	$660	$569

	Insurance
Other Postretirement Benefits	2017	2016
Level 3 balance at beginning of year	$66,064	$62,299
Net transfers into / (out of) level 3	(1,073)	(435)
Purchases, sales, issuances and settlements, net	(570)	(482)
Net gains	14,473	4,682
Level 3 balance at end of year	$78,894	$66,064

Note 11: Income Taxes

Income (loss) from continuing operations before income taxes and income from equity method investments	2017	2016	2015
United States	$(35,173)	$76,199	$97,094
Non-U.S.	93,872	91,226	41,251
Total	$58,699	$167,425	$138,345

Components of the provision for income tax expense (benefit)	2017	2016	2015
Current:
U.S. federal	$444	$14,515	$24,180
State	21	2,789	2,955
Non-U.S.	29,557	27,788	22,075
	30,022	45,092	49,210
Deferred:
U.S. federal	(8,318)	6,444	8,096
State	(1,473)	1,102	1,269
Non-U.S.	(11,145)	(2,202)	(2,720)
	(20,936)	5,344	6,645
Total	$9,086	$50,436	$55,855

Reconciliation of effective income tax	2017	2016	2015
Statutory U.S. federal income tax rate	$20,545	$58,599	$48,421
State income taxes, net of federal benefit	(1,018)	2,135	3,281
Foreign dividend repatriation	276	519	388
Foreign rate differential	(9,565)	(3,386)	1,547
Impact of option valuation	(1,381)	(1,879)	1,211
Interest income not taxable in the U.S.	(626)	(525)	(1,243)
Change in valuation allowance	(3,694)	(2,219)	480
Tax impact of special charges, net	-	173	1,678
Research and development tax credit	(647)	(2,291)	(71)
Section 199 manufacturing deduction	-	(1,658)	(2,036)
Royal Adhesives transaction costs	2,271	-	-
Other	2,925	968	2,199
Total	$9,086	$50,436	$55,855

Deferred income tax balances at each year-end related to:	2017	2016
Deferred tax assets:
Employee benefit costs	$36,824	$46,249
Foreign tax credit carryforward	27,197	11,593
Tax loss carryforwards	24,096	19,902
Other	25,123	20,612
Gross deferred tax assets	113,240	98,356
Less: valuation allowance	(9,273)	(11,929)
Net deferred tax assets	103,967	86,427
Deferred tax liability:
Depreciation and amortization	(336,260)	(66,589)
Net deferred tax assets (liabilities)	$(232,293)	$19,838

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment recorded in accumulated other comprehensive income (loss) and Royal Adhesives purchase accounting adjustments.

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The decrease in the valuation allowance of $2,656 during 2017 is due primarily to the release of the valuation allowance of H.B. Fuller Brasil.

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

U.S. income taxes have not been provided on approximately $529,800 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $108,138 in various countries.  These tax losses can be carried forward to offset the income tax liabilities on future income in these countries.  Cumulative tax losses of $57,799 can be carried forward indefinitely, while the remaining $50,339 of tax losses must be utilized during 2018 to 2034.

The U.S. has a foreign tax credit carryforward of $27,197. The credits will expire between 2022 and 2027. Projected foreign source income in future years is sufficient to utilize these credits in the carryforward period.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended December 2, 2017 and December 3, 2016.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2017	2016
Balance at beginning of year	$4,165	$4,870
Tax positions related to the current year:
Additions	613	774
Additions due to acquisitions	4,823	-

Tax positions related to prior years:
Additions	2,120	209
Reductions	(1,585)	(377)
Settlements	(708)	(131)
Lapses in applicable statutes of limitation	(541)	(1,180)
Balance at end of year	$8,887	$4,165

Included in the balance of unrecognized tax benefits as of December 2, 2017, are potential benefits of $8,515 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the year ended December 2, 2017, we recognized a net benefit for interest and penalties of $153 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $393 as of December 2, 2017.  For the year ended December 3, 2016, we recognized a net benefit for interest and penalties of $87 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $676 as of December 3, 2016.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2012 or Swiss income tax examination for years prior to 2009. During 2015, the U.S. tax authorities opened an audit for the years ended December 1, 2012 and November 30, 2013. These audits have been principally settled but remain open only for matters to be addressed by the U.S., Canada and Mexican authorities in competent authority. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in several states and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

Note 12: Financial Instruments

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

Cash Flow Hedges

Effective October 20, 2017, we entered into six cross-currency swap agreements to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars. The swaps mature in 2021 and 2022.

Effective February 24, 2017, we entered into a cross-currency swap agreement to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars. The swap matures in 2020.

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into US dollars. The first swap matured in 2017, the second swap matures in 2018 and the third swap matures in 2019.

As of December 2, 2017, the combined fair value of the swaps was a liability of $20,136 and was included in other liabilities in the Consolidated Balance Sheets.  The swaps were designated as cash-flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other.  Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $5,373 as of December 2, 2017.  The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of December 2, 2017 that is expected to be reclassified into earnings within the next twelve months is $1,523.  As of December 2, 2017, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of December 2, 2017:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2018	3.45%	44,912	(3,295)
Receive USD		4.5374%

Pay EUR	2019	3.80%	44,912	(4,054)
Receive USD		5.0530%

Pay EUR	2018	1.95%	42,600	(5,728)
Receive USD		4.3038%

Pay EUR	2018	2.75%	133,340	(2,184)
Receive USD		4.9330%

Pay EUR	2019	3.00%	267,860	(4,875)
Receive USD		5.1803%
Total asset (liability)			$533,624	$(20,136)

On October 20, 2017 we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.2775%. See Note 6 for further discussion on the issuance of our Term Loan B. The combined fair value of the interest rate swaps in total was an asset of $3,104 at December 2, 2017 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect changes in the cash flows of the interest rate swap to offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in LIBOR rates on the interest payments associated with first $1,050,000 tranche of the variable rate Term Loan B, resulting in no ineffectiveness.

The location in the Consolidated Statements of Income and Comprehensive Income and amounts of gains (losses) related to derivative instruments designated as cash flow hedges are as follows:

Year Ended December 2, 2017
Derivatives in Cash Flow Hedging Relationships	Pretax Gain (Loss) Recognized in other Comprehensive Income	Pretax Gain (Loss) Recognized Income
(In thousands)	Amount	Location	Amount
Foreign currency forward/option contracts	$(6,538)	Other (expense) income, net	$-
Interest rate swap contracts	$3,060	Interest expense	-

Year Ended December 3, 2016
Derivatives in Cash Flow Hedging Relationships	Pretax Gain (Loss) Recognized in other Comprehensive Income	Pretax Gain (Loss) Recognized in Income
(In thousands)	Amount	Location	Amount
Foreign currency forward/option contracts	$68	Other (expense) income, net	$28
Interest rate swap contracts	$63

Year Ended November 28, 2015
Derivatives in Cash Flow Hedging Relationships	Pretax Gain (Loss) Recognized in other Comprehensive Income	Pretax Gain (Loss) Recognized in Income
(In thousands)	Amount	Location	Amount
Foreign currency forward/option contracts	$(2,168)	Other (expense) income, net	$(53)
Interest rate swap contracts	$56

Fair Value Hedges

On December 16, 2017 and February 24, 2017 interest rate swaps associated with our Senior Notes, Series A and B matured, respectively, as these debt instruments matured. On October 20, 2017, interest rate swaps associated with our Senior Notes, Series C and E were terminated with the repayment of these debt instruments. See Note 6 for further discussion of the repayment of our debt. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded in other income (expense), net in our Consolidated Statements of Income.

During the first quarter of 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 6 for further discussion on the issuance of our Public Notes. The combined fair value of the interest rate swaps in total was a liability of $2,121 at December 2, 2017 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the Public Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Consolidated Statements of Income.

The location in the Consolidated Statements of Income and amounts of gains (losses) related to derivative instruments designated as fair value hedges are as follows:

Year Ended December 2, 2017

Derivatives in Fair Value Hedging Relationships	Pretax Gain (Loss) Recognized Income
(In thousands)	Location	Amount
Interest rate swap contracts	Other (expense) income, net	$168

Year Ended December 3, 2016

Derivatives in Fair Value Hedging Relationships	Pretax Gain (Loss) Recognized in Income
(In thousands)	Location	Amount
Interest rate swap contracts	Other (expense) income, net	$(66)

Year Ended November 28, 2015

Derivatives in Fair Value Hedging Relationships	Pretax Gain (Loss) Recognized in Income
(In thousands)	Location	Amount
Interest rate swap contracts	Other (expense) income, net	$48

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

As of December 2, 2017, we had forward foreign currency contracts maturing between December 14, 2016 and September 17, 2018. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The location in the Consolidated Statements of Income and amounts of gains (losses) related to derivative instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Relationships	Pretax Gain (Loss) Recognized Income
		Year Ended December 2, 2017	Year Ended December 3, 2016	Year Ended November 28, 2015
(In thousands)	Location	Amount	Amount	Amount
Foreign currency forward/option contracts	Other (expense) income, net	$(3,797)	$4,772	$10,442

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 2, 2017, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 2, 2017 and December 3, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	December 2,
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,528	$7,528	$-	$-
Foreign exchange contract assets	600	-	600	-
Interest rate swaps, cash flow hedges	3,104	-	3,104	-

Liabilities:
Foreign exchange contract liabilities	$4,397	$-	$4,397	$-
Interest rate swaps, fair value hedges	2,121		2,121
Cross-currency cash-flow hedges	20,136	-	20,136	-
Contingent consideration liability	496	-	-	496

		Fair Value Measurements Using:
	December 3,
Description	2016	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,020	$1,020	$-	$-
Foreign exchange contract assets	11,697	-	11,697	-
Interest rate swaps, fair value hedges	1,579	-	1,579	-
Cross-currency cash-flow hedges	4,654	-	4,654	-

Liabilities:
Foreign exchange contract liabilities	$6,925	$-	$6,925	$-
Contingent consideration liability	4,720	-	-	4,720

See Note 6 for discussion regarding the fair value of debt.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, profit margin percentages, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration related to the acquisition of Tonsan Adhesive, Inc. as of December 2, 2017 resulted in a fair value adjustment of $5,367 recorded to selling, general and administrative in the Statement of Income as of December 2, 2017

Contingent consideration liability	2017	2016
Level 3 balance at beginning of year	$4,720	$10,854
Mark to market adjustment	(5,470)	(6,032)
Adjustment for amendment to agreement	1,120	-
Foreign currency translation adjustment	126	(102)
Level 3 balance at end of year	$496	$4,720

Balances Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets include tangible and intangible assets acquired and liabilities assumed in an acquisition, and cost basis investments that are written down to fair value when they are determined to be impaired.

Property, plant and equipment related to acquisitions – Property, plant and equipment acquired in connection with our acquisitions during 2017 and 2016 were measured using unobservable (Level 3) inputs, using the cost approach.  The cost approach computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence.

Intangible assets related to acquisitions – The identified intangible assets acquired in connection with our acquisitions during 2017 and 2016 were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

See Note 2 for further discussion regarding our acquisitions.

Note 14: Commitments and Contingencies

Leases

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at December 2, 2017 are:

Fiscal Year	2018	2019	2020	2021	2022	Total Minimum Lease Payments
Operating Leases	$12,319	$8,671	$6,418	$4,612	$3,373	$35,393

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $15,540, $12,884 and $12,684 in 2017, 2016 and 2015, respectively.

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $11,380 and $1,600 as of December 2, 2017 and December 3, 2016 for probable and reasonably estimable environmental remediation costs. The December 2, 2017 reserve for environmental matters is primarily related to our acquisitions of Royal Adhesives and Adecol during fiscal 2017.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 2,	December 3,	November 28,
	2017	2016	2015
Lawsuits and claims settled	9	14	10
Settlement amounts	$1,673	$1,360	$858
Insurance payments received or expected to be received	$1,365	$884	$682

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

We have retained legal counsel to conduct an internal investigation of possible resale of our products by certain customers to Iran contrary to U.S. law and regulations and our compliance policy. The sales to those particular customers being investigated represented less than one percent of our net revenue in each of our last three fiscal years.  The investigation also includes a review of sales by our subsidiaries in two countries outside the United States in possible violation of the sanctions regulations of the Office of Foreign Assets Control (“OFAC”) and other applicable laws and regulations.  In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC.  At this time, we cannot predict the outcome or effect of the investigation.

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

The acquisition of Royal Adhesives during the fourth quarter of 2017 resulted in the addition of another reportable segment. As a result, we have six reportable segments for the year ended December 2, 2017: Americas Adhesives, EIMEA, Asia Pacific, Construction Products, Engineering Adhesives and Royal Adhesives.

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

Reportable operating segment financial information for all periods presented is as follows:

	2017	2016	2015
Net revenue
Americas Adhesives	$888,552	$806,062	$830,811
EIMEA	548,439	545,135	549,568
Asia Pacific	264,191	241,827	230,671
Construction Products	238,513	256,346	272,692
Engineering Adhesives	289,314	245,235	199,919
Royal Adhesives	77,034	-	-
Total	$2,306,043	$2,094,605	$2,083,660

Inter-segment sales
Americas Adhesives	$15,943	$16,064	$20,891
EIMEA	19,153	19,165	16,189
Asia Pacific	6,498	4,716	10,873

Segment operating income
Americas Adhesives	$98,978	$125,979	$127,780
EIMEA	29,870	40,121	15,116
Asia Pacific	15,350	15,410	12,953
Construction Products	(1,120)	3,265	13,766
Engineering Adhesives	20,453	17,390	870
Royal Adhesives	(37,391)	-	-
Total	$126,140	$202,165	$170,485

Depreciation and amortization
Americas Adhesives	$21,171	$18,979	$19,892
EIMEA	19,845	21,441	19,965
Asia Pacific	8,135	7,484	6,930
Construction Products	16,316	14,977	15,321
Engineering Adhesives	15,088	14,804	12,782
Royal Adhesives	6,760	-	-
Total	$87,315	$77,685	$74,890

Total assets[1]
Americas Adhesives	$641,767	$414,098
EIMEA	578,924	506,336
Asia Pacific	278,942	237,920
Construction Products	191,535	215,537
Engineering Adhesives	423,522	408,877
Royal Adhesives	1,935,128	-
Corporate	310,828	273,100
Total	$4,360,646	$2,055,868

Capital expenditures
Americas Adhesives	$16,928	$10,230
EIMEA	15,223	14,317
Asia Pacific	4,922	12,694
Construction Products	4,132	15,059
Engineering Adhesives	2,490	3,447
Royal Adhesives	3,033	-
Corporate	8,206	7,563
Total	$54,934	$63,310

[1] Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income from continuing operations before income taxes and income from equity method investments

	2017	2016	2015
Segment operating income	$126,140	$202,165	$170,485
Special charges, net	-	168	(4,654)
Other income (expense), net	(23,740)	(7,549)	(2,465)
Interest expense	(43,701)	(27,359)	(25,021)
Income from continuing operations before income taxes and income from equity method investments	$58,699	$167,425	$138,345

Financial information about geographic areas

	Net Revenue
	2017	2016	2015
United States	$969,346	$869,919	$891,436
China	302,009	257,779	226,335
Countries with more than 10 percent of total	1,271,355	1,127,698	1,117,771
All other countries with less than 10 percent of total	1,034,688	966,907	965,889
Total	$2,306,043	$2,094,605	$2,083,660

	Property, Plant and Equipment, net
	2017	2016
United States	$212,078	$202,944
Germany	149,269	99,229
China	83,808	83,548
All other countries with less than 10 percent of total	225,039	129,554
Total	$670,194	$515,275

Note 16: Quarterly Data (unaudited)

	2017
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$503,323	$561,651	$562,869	$678,200
Gross profit	138,996	146,038	150,400	167,736
Selling, general and administrative expenses	(112,915)	(102,770)	(110,219)	(151,126)
Income from continuing operations	$14,831	$25,864	$25,139	$(7,544)
Basic Income per share	$0.29	$0.51	$0.50	$(0.15)
Diluted Income per share	$0.29	$0.50	$0.49	$(0.15)

Weighted-average common shares outstanding [1]
Basic	50,243	50,496	50,384	50,356
Diluted	51,460	51,686	51,605	51,724

	2016
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$474,326	$532,514	$512,858	$574,907
Gross profit	137,605	158,256	146,121	167,821
Selling, general and administrative expenses	(99,767)	(103,684)	(97,692)	(106,495)
Special charges, net	(413)	(370)	2,807	(1,856)
Income from continuing operations	$18,967	$33,390	$32,798	$39,227
Basic Income per share	$0.38	$0.66	$0.65	$0.78
Diluted Income per share	$0.37	$0.65	$0.64	$0.76

Weighted-average common shares outstanding [1]
Basic	49,958	50,145	50,261	50,180
Diluted	50,995	51,253	51,453	51,378

1 Quarterly income per share amounts may not equal full year amounts due to rounding.

Note 17: Subsequent Event

Federal Income Tax Reform

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. The Company is in the process of determining the impact to the financial statements of all aspects of U.S. Tax Reform and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated.  U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, which will result in a blended federal tax rate for fiscal year 2018.  There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities.  U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations.   Financial statement impacts will include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits.  The Company anticipates that the impact of U.S. Tax Reform may be material to the income tax expense on the Consolidated Statement of Income and related income tax balances on the Consolidated Balance Sheet and Statement of Cash Flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Disclosure Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of December 2, 2017, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, the financial position of the Company at December 2, 2017 and December 3, 2016 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 2, 2017 in conformity with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). As discussed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements in Item 8 of the Form 10-K, we acquired Wisdom Adhesives in January 2017, Royal Adhesives in October 2017 and Adecol in November 2017. We have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 2, 2017, Wisdom Adhesives, Royal Adhesives and Adecol’s internal control over financial reporting associated with 50 percent of the total assets and seven percent of total revenue included in our consolidated financial statements as of and for the fiscal year ended December 2, 2017.

Based on its assessment, management concluded that, as of December 2, 2017, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 2, 2017, which is included elsewhere in this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2018 (the “2018 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2017 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation” and “Director Compensation” contained in the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         Documents filed as part of this report:

1.    Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 2, 2017, December 3, 2016 and November 28, 2015.

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 2, 2017, December 3, 2016 and November 28, 2015.

Consolidated Balance Sheets as of December 2, 2017 and December 3, 2016.

Consolidated Statements of Total Equity for the fiscal years ended December 2, 2017, December 3, 2016 and November 28, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended December 2, 2017, December 3, 2016 and November 28, 2015.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.     Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.    Exhibits

	Item	Incorporation by Reference

1.1

Underwriting Agreement, dated February 9, 2017, among H.B. Fuller Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters set forth in Schedule A thereto]

Exhibit 1.1 to the Current Report on Form 8-K dated February 9, 2017.

2.1

Equity Purchase Agreement, dated as of June 24, 2014, by and among H.B. Fuller Singapore, Pte, Ltd., ZHAI Haichao, individually and as Sellers’ Representative, WANG Bing, LIN Xinsong, LI Yimbai and Beijing Gongchuang Mingtian Investment Advisory Co.

Exhibit 2.1 to the Current Report on Form 8-K dated June 24, 2014.

2.2	Stock Purchase Agreement, dated as of September 2, 2017, by and among H.B. Fuller Company, HBF Windsor Holding Co., ASP Royal Acquisition Corp., and ASP Royal Holdings LLC	Exhibit 2.1 to the Current Report on Form 8-K dated September 2, 2017.

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006 and Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Note Purchase Agreement, dated December 16, 2009, among H.B. Fuller Company, as borrower, and various financial institutions, as amended

Exhibit 4.1 to the Current Report on Form 8-K dated December 16, 2009, and Exhibit 1.2 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.3 to the Current Report on Form 8-K dated October 31, 2014.

4.3	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

4.4	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee.	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.5	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027.	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.6	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027.

4.7	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.5).	Exhibit 4.3 to the Current Report on Form 8-K dated February 9, 2017.

10.1

Credit Agreement, dated October 31, 2014, by and among JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, Citibank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as co-syndication agents, and various financial institutions

Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2014.

10.2

Credit Agreement dated as of April 12, 2017 among (i) H.B. Fuller Company, a Minnesota corporation, as Borrower, (ii) certain of its subsidiaries party thereto as Foreign Subsidiary Borrowers, (iii) JPMorgan Chase Bank, N.A., as Administrative Agent, (iv) U.S. Bank National Association, Citibank, N.A., and Morgan Stanley MUFG Loan Partners, LLC, as Co-Syndication Agents, (v) Bank of America, N.A., HSBC Bank USA, National Association, and PNC Bank, National Association, as Co-Documentation Agents, and (vi) various other financial institutions party thereto as Lenders, as amended

Exhibit 10.1 to the Current Report on Form 8-K dated April 12, 2017, Exhibit 10.1 to the Current Report on Form 8-K dated September 29, 2017, and Exhibit 10.1 to the Current Report on Form 8-K dated November 17, 2017.

10.3	Guaranty made as of April 12, 2017 by H.B. Fuller Construction Products Inc., a Minnesota corporation as Initial Guarantor, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent	Exhibit 10.2 to the Current Report on Form 8-K dated April 12, 2017.

10.4

Term Loan Credit Agreement, dated as of October 20, 2017, by and among H.B. Fuller Company,  Morgan Stanley Senior Funding, Inc., as administrative agent, and various other financial institutions party thereto as lenders

Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2017.

10.5	Commitment Letter, dated as of September 2, 2017, by and among H.B. Fuller Company and Morgan Stanley Senior Funding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K dated September 2, 2017.

*10.6	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.7	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended

Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007, Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

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

*10.9	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended

Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.17	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.18	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.3 to the Current Report on Form 8-K dated January 23, 2014.

*10.19	Form of Restricted Stock Unit Award Agreement for Retirement Eligible Participants under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.4 to the Current Report on Form 8-K dated January 23, 2014.

*10.20	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.5 to the Current Report on Form 8-K dated January 23, 2014.

*10.21	Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated January 19, 2016.

*10.22	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.23	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.24	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.25	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.26	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.27	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.28	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.29	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.30	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.31	H.B. Fuller Management Short-Term Incentive – Executive Officers for fiscal year 2015 only	Exhibit 10.1 to the Current Report on Form 8-K dated July 9, 2015.

*10.32	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2016.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (as revised on October 12, 2016)	Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2016.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2017.

*10.35	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 19, 2016.

*10.36	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.37	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.38	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.39	Employment Agreement between H.B. Fuller Benelux B.V. and P. Kivits fully executed on October 10, 2015	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 4, 2017.

*10.40	Employment Agreement between H.B. Fuller Europe GmbH and Patrick M. Kivits fully executed on December 21, 2017

21		List of Subsidiaries

23		Consent of KPMG LLP

24		Power of Attorney

31.1		302 Certification – James J. Owens

31.2		302 Certification – John J. Corkrean

32.1		906 Certification – James J. Owens

32.2		906 Certification – John J. Corkrean

101		The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 2, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

	*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

/s/ James J. Owens
JAMES J. OWENS President and Chief Executive Officer

Dated: January 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)

/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
JOHN J. CORKREAN	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
LEE R. MITAU

*	Director
THOMAS W. HANDLEY

*	Director
MARIA TERESA HILADO

*	Director
RUTH KIMMELSHUE

*	Director
J. MICHAEL LOSH

*	Director
DANTE C. PARRINI

*	Director
JOHN C. VAN RODEN, JR.

*	Director
R. WILLIAM VAN SANT.

* by /s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 31, 2018