Form 10-Q
period 2018-03-03
FULLER H B CO
filed 2018-04-04
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,553,159 as of March 29, 2018.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 3,	March 4,
	2018	2017
Net revenue	$713,079	$503,323
Cost of sales	(525,374)	(364,327)
Gross profit	187,705	138,996
Selling, general and administrative expenses	(151,020)	(112,915)
Other income (expense), net	4,074	621
Interest expense	(27,545)	(8,380)
Income before income taxes and income from equity method investments	13,214	18,322
Income taxes	32,632	(5,765)
Income from equity method investments	1,821	2,274
Net income including non-controlling interests	47,667	14,831
Net income (loss) attributable to non-controlling interests	15	(36)
Net income attributable to H.B. Fuller	$47,682	$14,795

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.94	0.29
Diluted	0.92	0.29

Weighted-average common shares outstanding:
Basic	50,471	50,243
Diluted	51,898	51,460

Dividends declared per common share	$0.15	$0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 3,	March 4,
	2018	2017
Net income including non-controlling interests	$47,667	$14,831
Other comprehensive income (loss)
Foreign currency translation	21,455	(10,519)
Defined benefit pension plans adjustment, net of tax	1,660	1,590
Interest rate swaps, net of tax	15,952	10
Cash-flow hedges, net of tax	(6,841)	129
Other comprehensive income (loss)	32,226	(8,790)
Comprehensive income	79,893	6,041
Less: Comprehensive (loss) income attributable to non-controlling interests	(28)	31
Comprehensive income attributable to H.B. Fuller	$79,921	$6,010

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	March 3,	December 2,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$132,478	$194,398
Trade receivables (net of allowances of $13,101 and $11,670, as of March 3, 2018 and December 2, 2017, respectively)	466,876	473,700
Inventories	410,205	359,505
Other current assets	107,922	117,389
Total current assets	1,117,481	1,144,992

Property, plant and equipment	1,316,084	1,288,287
Accumulated depreciation	(640,708)	(618,093)
Property, plant and equipment, net	675,376	670,194

Goodwill	1,361,331	1,336,684
Other intangibles, net	982,889	1,001,792
Other assets	236,976	206,984
Total assets	$4,374,053	$4,360,646

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$31,167	$31,468
Current maturities of long-term debt	81,220	21,515
Trade payables	257,417	268,467
Accrued compensation	64,121	84,903
Income taxes payable	15,299	14,335
Other accrued expenses	73,603	84,225
Total current liabilities	522,827	504,913

Long-term debt, excluding current maturities	2,328,819	2,398,927
Accrued pension liabilities	78,346	71,205
Other liabilities	323,673	341,581
Total liabilities	3,253,665	3,316,626

Commitments and contingencies (Note 16)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,533,050 and 50,388,839, as of March 3, 2018 and December 2, 2017, respectively	50,533	50,389
Additional paid-in capital	78,642	74,662
Retained earnings	1,177,605	1,119,231
Accumulated other comprehensive loss	(186,757)	(200,655)
Total H.B. Fuller stockholders' equity	1,120,023	1,043,627
Non-controlling interest	365	393
Total equity	1,120,388	1,044,020
Total liabilities, non-controlling interest and total equity	$4,374,053	$4,360,646

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2016	$50,141	$59,564	$1,090,900	$(262,729)	$393	$938,269
Comprehensive income	-	-	58,242	62,074	39	120,355
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017	50,389	74,662	1,119,231	(200,655)	393	1,044,020
Comprehensive income (loss)	-	-	47,682	32,239	(28)	79,893
Dividends	-	-	(7,649)	-	-	(7,649)
Stock option exercises	27	735	-	-	-	762
Share-based compensation plans other, net	180	6,450	-	-	-	6,630
Repurchases of common stock	(63)	(3,205)	-	-	-	(3,268)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at March 3, 2018	$50,533	$78,642	$1,177,605	$(186,757)	$365	$1,120,388

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 3, 2018	March 4, 2017
Cash flows from operating activities:
Net income including non-controlling interests	$47,667	$14,831
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	17,422	11,945
Amortization	19,243	7,355
Deferred income taxes	(50,613)	(246)
Income from equity method investments, net of dividends received	(1,821)	(2,274)
Gain on sale of assets	(2,098)	(95)
Share-based compensation	5,651	5,032
Excess tax benefit from share-based compensation	-	(1,053)
Loss on mark to market adjustment related to contingent consideration liability	48	37
Non-cash charge for sale of inventories revalued at acquisition	-	193
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	16,613	4,884
Inventories	(46,713)	(32,597)
Other assets	(38,137)	3,960
Trade payables	(5,016)	23,989
Accrued compensation	(22,211)	(7,540)
Other accrued expenses	(10,465)	(8,089)
Income taxes payable	8,733	(1,109)
Accrued / prepaid pensions	(2,218)	(1,361)
Other liabilities	29,897	1,754
Other	1,939	(3,157)
Net cash (used in) provided by operating activities	(32,079)	16,459

Cash flows from investing activities:
Purchased property, plant and equipment	(18,555)	(19,899)
Purchased businesses, net of cash acquired	-	(123,305)
Purchased investments	-	(1,250)
Proceeds from sale of property, plant and equipment	1,367	109
Net cash used in investing activities	(17,188)	(144,345)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	453,000
Repayment of long-term debt and payment of debt issuance costs	(5,375)	(356,610)
Net proceeds from notes payable	231	8,438
Dividends paid	(7,642)	(7,048)
Purchase of redeemable non-controlling interest	-	(3,127)
Proceeds from stock options exercised	762	8,549
Excess tax benefit from share-based compensation	-	1,053
Repurchases of common stock	(3,268)	(2,430)
Net cash (used in) provided by financing activities	(15,292)	101,825

Effect of exchange rate changes on cash and cash equivalents	2,639	334
Net change in cash and cash equivalents	(61,920)	(25,727)

Cash and cash equivalents at beginning of period	194,398	142,245
Cash and cash equivalents at end of period	$132,478	$116,518

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$7	$2
Cash paid for interest, net of amount capitalized of $66 and $23 for the periods ended March 3, 2018 and March 4, 2017, respectively	$29,701	$6,979
Cash paid for income taxes, net of refunds	$9,797	$6,539

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 2, 2017 as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU addresses the stranded income tax effects in accumulated other comprehensive income resulting from the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”.  In accordance with ASC Topic 740, the effect of the reduced corporate income tax rate on deferred tax assets and liabilities is included in income from continuing operations during the three months ended March 3, 2018.  Tax effects on items within accumulated other comprehensive income were left stranded at the historical tax rate.  This guidance allows entities to reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings.  Our effective date for adoption of ASU No. 2018-02 is our fiscal year beginning December 1, 2019, with early adoption permitted. We elected to early adopt the guidance during the three months ended March 3, 2018 using the security-by-security approach.  The adoption of this ASU resulted in an $18,341 reclassification from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows.  We adopted this guidance during the three months ended March 3, 2018.  As a result of adoption, excess tax benefits/deficiencies are now recorded as income tax expense and are dependent upon market prices and the volume of stock option exercises and restricted stock vestings during the reporting period. Excess tax benefits of $636 were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income during the three months ended March 3, 2018.  Excess tax benefits/deficiencies are now also classified as operating activities within the statement of cash flows and are excluded from the calculation of assumed proceeds available to repurchase shares under the treasury stock method.  Cash payments to tax authorities for withheld shares in net-settlement features are classified as financing activities. These changes are applied prospectively, with the exception of the classification of cash payments to tax authorities in the statement of cash flows, which were already classified as financing activities. Therefore, no prior period adjustments were made as a result of the adoption of this guidance. We are continuing our existing practice of estimating the number of awards that will be forfeited in accordance with this ASU.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires a company to measure inventory within the scope of this guidance (inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value methods. Subsequent measurement is unchanged for inventory measured using the last-in, first-out (LIFO) or retail inventory method. We adopted this guidance during the three months ended March 3, 2018 on a prospective basis.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. Early application as of the original effective date is permitted under ASU 2015-14. The standard permits the use of either the retrospective or cumulative effect transition method. We are continuing to evaluate the effect this guidance will have on our Consolidated Financial Statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have conducted initial analyses, developed project management relative to the process of adopting this ASU, and will be completing contract reviews to determine necessary adjustments to existing accounting policies and to support an evaluation of this ASU’s impact on the Company’s consolidated results of operations and financial condition. For the majority of our revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. We have not concluded as to whether the new guidance will be adopted on a full or modified retrospective basis, but did not apply the early adoption provisions of the new guidance.

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

The acquisition fair value measurement was preliminary as of March 3, 2018, subject to the completion of the valuation of Adecol and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	March 3, 2018
Current assets	$17,877	$(1,131)	$16,746
Property, plant and equipment	7,308	302	7,610
Goodwill	23,282	651	23,933
Other intangibles
Customer relationships	17,016	(383)	16,633
Trademarks/trade names	1,363	(65)	1,298
Other assets	4,811	-	4,811
Current liabilities	(12,765)	291	(12,474)
Other liabilities	(14,210)	335	(13,875)
Total purchase price	$44,682	$-	$44,682

The preliminary expected lives of the acquired intangible assets are 13 years for customer relationships and five years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $23,933 to goodwill for the expected synergies from combining Adecol with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The purchase price of $1,622,728 was funded through new debt financing. Royal Adhesives is included in multiple operating segments for the three months ended March 3, 2018. See Note 17 for further information on the change to our operating segments for the Royal acquisition.

The acquisition fair value measurement was preliminary as of March 3, 2018, subject to the completion of the valuation of Royal Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	March 3, 2018
Accounts receivable	$64,904	$278	$65,182
Inventory	93,680	-	93,680
Other current assets	58,508	528	59,036
Property, plant and equipment	126,192	-	126,192
Goodwill	866,013	6,475	872,488
Other intangibles
Developed technology	59,800	(300)	59,500
Customer relationships	645,300	(6,500)	638,800
Trademarks/trade names	53,600	(300)	53,300
Other assets	1,443	-	1,443
Accounts payable	(40,211)	1,477	(38,734)
Other current liabilities	(37,261)	(3,065)	(40,326)
Other liabilities	(269,240)	1,407	(267,833)
Total purchase price	$1,622,728	$-	$1,622,728

The preliminary expected lives of the acquired intangible assets are 15 years for developed technology, 18 years for customer relationships and 15 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $872,488 to goodwill for the expected synergies from combining Royal Adhesives with our existing business. The goodwill was assigned to multiple operating segments. The amount of goodwill that is deductible for tax purposes is $38,275. The remaining goodwill is not deductible for tax purposes.

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and durable assembly markets. The acquisition is expected to strengthen our position in the North America adhesives market. The purchase price of $123,549 was financed through borrowings on our revolving credit facility and is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $547, which were recorded as selling, general and administrative (SG&A) expenses in the Condensed Consolidated Statement of Income for the three months ended March 4, 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

December 2, 2017
Current assets	$13,844
Property, plant and equipment	8,641
Goodwill	59,826
Other intangibles
Customer relationships	45,300
Trademarks/trade names	4,400
Current liabilities	(8,462)
Total purchase price	$123,549

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

Note 3: Restructuring Actions

During the three months ended March 3, 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company. During the three months ended March 4, 2017, we approved a restructuring plan related to organizational changes and other actions to optimize operations. We recorded a pre-tax charge of $1,829 and $10,168 during the three months ended March 3, 2018 and March 4, 2017 respectively, related to these plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended	Three Months Ended
	March 3, 2018	March 4, 2017
Cost of sales	$232	$3,647
Selling, general and administrative	1,597	6,521
	$1,829	$10,168

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended	Three Months Ended
	March 3, 2018	March 4, 2017
Americas Adhesives	$803	$1,978
EIMEA	(42)	4,628
Asia Pacific	3	1,679
Construction Adhesives	809	1,262
Engineering Adhesives	256	621
	$1,829	$10,168

A summary of the restructuring liability is presented below:

	Employee- Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	$-	$-	$-
Expenses incurred	10,266	5,394	2,371	18,031
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(9,210)	(1,103)	(2,351)	(12,664)
Foreign currency translation	430	-	-	430
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	1,528	147	154	1,829
Cash payments	(598)	(147)	(139)	(884)
Foreign currency translation	37	-	-	37
Balance at March 3, 2018	$2,453	$-	$35	$2,488

Non-cash charges for the year ended December 2, 2017 include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	March 3,	December 2,
	2018	2017
Raw materials	$198,992	$174,325
Finished goods	224,306	198,273
LIFO reserve	(13,093)	(13,093)
Total inventories	$410,205	$359,505

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the three months ended March 3, 2018 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 2, 2017	$373,328	$177,464	$21,514	$324,860	$439,518	$1,336,684
Acquisitions [1]	2,382	518	25	2,258	1,943	7,126
Currency impact	3,045	8,588	92	(166)	5,962	17,521
Balance at March 3, 2018	$378,755	$186,570	$21,631	$326,952	$447,423	$1,361,331

[1]	Adjustments to preliminary goodwill for Royal Adhesives and Adecol as of March 3, 2018.

As discussed in Note 17, as of the beginning of the three months ended March 3, 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. This resulted in a change in our reporting units. We allocated goodwill to our reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	March 3, 2018
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$132,528	$968,303	$110,604	$1,211,435
Accumulated amortization	(29,998)	(158,256)	(40,848)	(229,102)
Net identifiable intangibles	$102,530	$810,047	$69,756	$982,333

	December 2, 2017
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$132,495	$968,060	$110,576	$1,211,131
Accumulated amortization	(27,478)	(144,964)	(37,417)	(209,859)
Net identifiable intangibles	$105,017	$823,096	$73,159	$1,001,272

Amortization expense with respect to amortizable intangible assets was $19,243 and $7,355 for the three months ended March 3, 2018 and March 4, 2017, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder of
Fiscal Year	2018	2019	2020	2021	2022	Thereafter
Amortization Expense	$57,416	$75,846	$73,309	$71,767	$69,193	$634,802

Non-amortizable intangible assets as of March 3, 2018 and December 2. 2017 are $556 and $520, respectively and are related to trademarks and trade names.

Note 6: Long-Term Debt

On February 27, 2018 we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B Credit Agreement (“Term Loan B”) issued on October 20, 2017 to a fixed interest rate of 4.839 percent.  See Note 13 for further discussion of the issuance of these interest rate swaps.

Subsequent to March, 3, 2018, we entered into interest rate swap agreements to convert $300,000 of our Term Loan B Credit Agreement to a fixed interest rate of 4.5305 percent.

Note 7: Redeemable Non-Controlling Interest

Prior to the end of the first quarter of 2017, we had a non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (“HBF Kimya”) which was accounted for as a redeemable non-controlling interest because both the non-controlling shareholder and H.B. Fuller had an option, exercisable beginning August 1, 2018, to require the redemption of the shares owned by the non-controlling shareholder at a price determined by a formula based on 24 months trailing EBITDA. Since the option made the redemption of the non-controlling ownership shares of HBF Kimya outside of our control, these shares were classified as a redeemable non-controlling interest in temporary equity in the Consolidated Balance Sheets. The non-controlling shareholder was entitled to increase his ownership by 1 percent per year for 5 years up to a maximum of 13 percent ownership based on the achievement of profitability targets in each year. The option was subject to a minimum price of €3,500.

The results of operations for the HBF Kimya non-controlling interest were consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value were included in net income attributable to non-controlling interests in the Consolidated Statements of Income for the three months ended March 4, 2017.

During the three months ended March 4, 2017, we purchased the remaining shares from the non-controlling shareholder for €4,206. The difference between the non-controlling interest balance and the purchase price was recorded in additional paid-in capital for the three months ended March 4, 2017.

Note 8: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended December 2, 2017.

During the three months ended March 3, 2018, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The adoption is required to be implemented prospectively.  See Note 1 for additional information regarding ASU No. 2016-09.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three months ended March 3, 2018 and March 4, 2017 was calculated using the following weighted average assumptions:

	Three Months Ended
	March 3, 2018			March 4, 2017
Expected life (in years)		4.75			4.75
Weighted-average expected volatility		23.26%			24.87%
Expected volatility	23.18%	-	23.26%	24.84%	-	24.88%
Risk-free interest rate	2.38%	-	2.53%		1.89%
Expected dividend yield		1.12%			1.12%
Weighted-average fair value of grants		$11.37			$10.81

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

Total share-based compensation expense of $5,651 and $5,032 was included in our Condensed Consolidated Statements of Income for the three months ended March 3, 2018 and March 4, 2017, respectively. All share-based compensation expense was recorded as SG&A expense. Beginning with the three months ended March 3, 2018, excess tax benefits are recorded as income tax expense in accordance with ASU No. 2016-09. For the three months ended March 4, 2017, there was $1,053 of excess tax benefit recognized in additional paid-in capital.

As of March 3, 2018, there was $19,196 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation costs related to unvested restricted stock units was $16,181, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Option Activity

The stock option activity for the three months ended March 3, 2018 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 2, 2017	3,860,764	$42.28
Granted	672,373	53.40
Exercised	(26,616)	28.65
Forfeited or cancelled	(1,821)	43.58
Outstanding at March 3, 2018	4,504,700	$41.73

The fair value of options granted during the three months ended March 3, 2018 and March 4, 2017 was $7,645 and $7,384, respectively.  Total intrinsic value of options exercised during the three months ended March 3, 2018 and March 4, 2017 was $638 and $4,420, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the three months ended March 3, 2018 and March 4, 2017 were $762 and $8,549, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the three months ended March 3, 2018 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 2, 2017	462,241	$44.80	1.0
Granted	132,634	53.56	2.9
Vested	(167,419)	42.45	-
Forfeited	(848)	45.34	1.6
Nonvested at March 3, 2018	426,608	$47.63	1.6

Total fair value of restricted stock vested during the three months ended March 3, 2018 and March 4, 2017 was $7,900 and $6,941, respectively. The total fair value of nonvested restricted stock at March 3, 2018 was $20,320.

We repurchased 63,540 and 50,687 restricted stock shares during the three months ended March 3, 2018 and March 4, 2017, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the three months ended March 3, 2018 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 2, 2017	443,570	31,606	475,176
Participant contributions	4,041	2,891	6,932
Company match contributions	404	289	693
Payouts	-	(3,532)	(3,532)
Units outstanding March 3, 2018	448,015	31,254	479,269

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended March 3, 2018 and March 4, 2017
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2018	2017	2018	2017	2018	2017
Service cost	$14	$28	$598	$508	$43	$52
Interest cost	3,419	3,603	1,204	1,144	371	398
Expected return on assets	(6,541)	(6,364)	(2,864)	(2,391)	(1,724)	(1,447)
Amortization:
Prior service cost	7	7	(1)	(1)	-	-
Actuarial loss	1,475	1,307	749	842	15	253
Net periodic (benefit) cost	$(1,626)	$(1,419)	$(314)	$102	$(1,295)	$(744)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended March 3, 2018				Three Months Ended March 4, 2017
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$47,682	$(15)	-	-	$14,795	$36
Foreign currency translation adjustment¹	$21,468	-	21,468	(13)	$(10,514)	-	(10,514)	(5)
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,238	$(578)	1,660	-	2,408	$(818)	1,590	-
Interest rate swap³	20,727	(4,775)	15,952	-	16	(6)	10	-
Cash-flow hedges³	(4,563)	(2,278)	(6,841)	-	209	(80)	129	-
Other comprehensive income (loss)	$39,870	$(7,631)	32,239	(13)	$(7,881)	$(904)	(8,785)	(5)
Comprehensive income (loss)			$79,921	$(28)			$6,010	$31

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. The foreign currency translation adjustment for the three months ended March 4, 2017 includes $11,317 related to the impact of the change in functional currency for our subsidiaries in Latin America.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	March 3, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(34,704)	$(34,616)	$(88)
Defined benefit pension plans adjustment, net of taxes of $73,804	(139,511)	(139,511)	-
Interest rate swap, net of taxes of ($5,958)	17,874	17,874	-
Cash-flow hedges, net of taxes of $998	(12,163)	(12,163)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)
Accumulated other comprehensive loss	$(186,845)	$(186,757)	$(88)

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(56,159)	$(56,084)	$(75)
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Cash-flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Accumulated other comprehensive loss	$(200,730)	$(200,655)	$(75)

Note 11: Income Taxes

On December 22, 2017, the President of the United States signed into law U.S. Tax Reform. U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, which results in a blended federal tax rate for fiscal year 2018. U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations and imposes a one-time transition tax on deemed repatriated accumulated foreign earnings as of December 31, 2017.

During the three months ended March 3, 2018, we recorded a provisional $35.6 million income tax benefit related to U.S. Tax Reform. This provisional amount includes a $76.4 million benefit for the remeasurement of deferred tax assets and liabilities due to the decreased tax rate net of income tax expense for the transition tax.  The $40.8 million transition tax is based on certain foreign earnings and profits for which earnings had been previously indefinitely reinvested, as well as estimates of assets and liabilities at future dates. The provisional amounts are subject to adjustment during the measurement period of one year following the enactment of U.S. Tax Reform. Our estimates are subject to change as we review the data available and any additional guidance, and will be evaluated throughout the measurement period, as permitted by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

As of  March 3, 2018, we had a liability of $9,116 recorded under ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $8,887 as of December 2, 2017. As of March 3, 2018, we had accrued $638 of gross interest relating to unrecognized tax benefits. For the three months ended March 3, 2018, our recorded liability for gross unrecognized tax benefits increased by $229.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	March 3,	March 4,
(Shares in thousands)	2018	2017
Weighted-average common shares - basic	50,471	50,243
Equivalent shares from share-based compensations plans	1,427	1,217
Weighted-average common and common equivalent shares - diluted	51,898	51,460

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

Share-based compensation awards for 2,226,893 and 632,720 shares for the three months ended March 3, 2018 and March 4, 2017, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

We are exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. We select investment-grade multinational banks and financial institutions as counterparties for derivative transactions and monitor the credit quality of each of these banks on a periodic basis as warranted. We do not anticipate nonperformance by any of these counterparties, and valuation allowances, if any, are de minimis.

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

As of March 3, 2018, the combined fair value of the swaps was a liability of $46,195 and was included in other liabilities in the Consolidated Balance Sheets.  The swaps were designated as cash-flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other.  Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $12,163 as of March 3, 2018. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of March 3, 2018 that is expected to be reclassified into earnings within the next twelve months is $2,050. As of March 3, 2018, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of March 3, 2018:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2018	3.45%	$44,912	$(4,908)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(5,943)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(7,820)
Receive USD		4.3038%

Pay EUR	2018	2.75%	$133,340	$(8,930)
Receive USD		4.9330%

Pay EUR	2019	3.00%	$267,860	$(18,594)
Receive USD		5.1803%
Total			$533,624	$(46,195)

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.839 percent.  On October 20, 2017 we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.2775 percent. The combined fair value of the interest rate swaps in total was an asset of $23,997 at March 3, 2018 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect changes in the cash flows of the interest rate swap to offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in LIBOR rates on the interest payments associated with the first $1,250,000 tranche of the variable rate Term Loan B, resulting in no ineffectiveness.

Subsequent to March, 3, 2018, we entered into interest rate swap agreements to convert $300,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.5305 percent.

The location in the Condensed Consolidated Statements of Income and Comprehensive Income and amounts of gains (losses) related to derivative instruments designated as cash flow hedges are as follows:

	March 3, 2018	March 4, 2017
Derivatives in Cash Flow Hedging Relationships	Pretax Gain(Loss) Recognized in other Comprehensive Income	Pretax Gain(Loss) Recognized in other Comprehensive Income
	Amount	Amount
Cross-currency swap contracts	$(4,563)	$209
Interest rate swap contracts	20,727	16

Fair Value Hedges

During the three months ended March 4, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was a liability of $8,024 at March 3, 2018 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the Public Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Consolidated Statements of Income.

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

As of March 3, 2018, we had forward foreign currency contracts maturing between March 6, 2018 and September 17, 2018. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The location in the Consolidated Statements of Income and amounts of gains (losses) related to derivative instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Relationships	Pretax Gain (Loss) Recognized in Income
		March 3, 2018	Year Ended December 2, 2017
	Location	Amount	Amount
Foreign currency forward contracts	Other (expense) income, net	$(7,421)	$(3,797)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 3, 2018, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 3, 2018 and December 2, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 3,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$5,973	$5,973	$-	$-
Foreign exchange contract assets	1,180	-	1,180	-
Interest rate swaps, cash flow hedges	24,247		24,247

Liabilities:
Foreign exchange contract liabilities	$8,600	$-	$8,600	$-
Interest rate swaps, cash flow hedges	250		250
Interest rate swaps, fair value hedges	8,024	-	8,024	-
Cross-currency cash flow hedges	46,195	-	46,195	-
Contingent consideration liability	566	-	-	566

	December 2,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,528	$7,528	$-	$-
Foreign exchange contract assets	600	-	600	-
Interest rate swaps, cash flow hedges	3,104	-	3,104	-

Liabilities:
Foreign exchange contract liabilities	$4,397	$-	$4,397	$-
Interest rate swaps, fair value hedges	2,121	-	2,121	-
Cross-currency cash flow hedges	20,136	-	20,136	-
Contingent consideration liability	496	-	-	496

Long-term debt had an estimated fair value of $2,399,063 and $2,452,034 as of March 3, 2018 and December 2, 2017, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

The contingent consideration liability activity for the three months ended March 3, 2018 is presented below:

Amount
Balance at December 2, 2017	$496
Mark to market adjustment	48
Foreign currency translation adjustment	22
Balance at March 3, 2018	$566

Balances Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets include tangible and intangible assets acquired and liabilities assumed in an acquisition, and cost basis investments that are written down to fair value when they are determined to be impaired.

Property, plant and equipment related to acquisitions – Property, plant and equipment acquired in connection with our acquisitions were measured using unobservable (Level 3) inputs, using the cost approach.  The cost approach computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence.

Intangible assets related to acquisitions – The identified intangible assets acquired in connection with our acquisitions were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

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

We did not repurchase any shares during the three months ended March 3, 2018 and March 4, 2017.

Note 16: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $11,193 and $11,380 as of March 3, 2018 and December 2, 2017, respectively, for probable and reasonably estimable environmental remediation costs. The reserve for environmental matters is primarily related to our acquisitions of Royal Adhesives and Adecol during fiscal 2017.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	March 3, 2018	March 4, 2017	December 2, 2017
Lawsuits and claims settled	2	3	9
Settlement amounts	$185	$833	$1,673
Insurance payments received or expected to be received	$171	$685	$1,365

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

As of December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of the three months ended March 3, 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments.  We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	March 3, 2018			March 4, 2017
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income (Loss)
Americas Adhesives	$261,331	$5,106	$17,511	$193,162	$3,860	$21,033
EIMEA	178,583	4,061	7,838	124,039	3,522	1,797
Asia Pacific	66,674	1,056	2,322	62,645	1,269	1,879
Construction Adhesives	97,245	(1)	1,265	57,046	162	(683)
Engineering Adhesives	109,246	-	7,749	66,431	-	2,055
Total	$713,079		$36,685	$503,323		$26,081

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	March 3,	March 4,
	2018	2017
Segment operating income	$36,685	$26,081
Other income (expense), net	4,074	621
Interest expense	(27,545)	(8,380)
Income before income taxes and income from equity method investments	$13,214	$18,322

The table below provides total assets of each of our operating segments as of December 2, 2017:

Total assets	December 2, 2017
Americas Adhesives	$1,179,762
EIMEA	837,313
Asia Pacific	289,191
Construction Adhesives	863,242
Engineering Adhesives	880,310
Corporate	310,828
Total	$4,360,646

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 2, 2017 for important background information related to our business.

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of the quarter ended March 3, 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

Net revenue in the first quarter of 2018 increased 41.7 percent from the first quarter of 2017. Revenue increased 35.3 percent due to sales volume, including 34.4 percent from acquisitions, 1.8 percent due to favorable product pricing, and 0.4 percent due to favorable sales mix compared to the first quarter of 2017. A stronger Euro, Chinese renminbi, Mexican peso and Canadian dollar offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar for the first quarter of 2018 compared to the first quarter of 2017 were the main drivers of a positive 4.2 percent currency effect. Gross profit margin decreased 130 basis points primarily due to higher raw material and delivery costs.

Net income attributable to H.B. Fuller in the first quarter of 2018 was $47.7 million compared to $14.8 million in the first quarter of 2017. On a diluted earnings per share basis, the first quarter of 2018 was $0.92 per share compared to $0.29 per share for the first quarter of 2017.

Restructuring Plans

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company. In implementing the plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets.  Approximately $14.0 million of the costs are expected to be cash costs. The plan was implemented beginning in the quarter ended March 3, 2018 and is currently expected to be completed by the end of fiscal year 2020. This plan is in addition to the 2017 restructuring plan approved during the first quarter of 2017.

During the first quarter ended March 3, 2018 and March 4, 2017, we recorded pre-tax charges of $1.8 million and $10.2 million, respectively, related to the restructuring plans.

Results of Operations

Net revenue:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net revenue	$713.1	$503.3	41.7%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the first quarter of 2018 compared to the same period in 2017:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency	37.5%
Currency	4.2%
Total	41.7%

Constant currency growth was 37.5 percent in the first quarter of 2018 compared to the first quarter of 2017. The 37.5 percent constant currency growth in the first quarter of 2018 was driven by a 69.5 percent growth in Construction Adhesives, 59.6 percent growth in Engineering Adhesives, 35.0 percent growth in Americas Adhesives, 33.2 percent growth in EIMEA and 1.2 percent growth in Asia Pacific. The growth is predominately driven by acquisitions. The positive 4.2 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Mexican peso and Canadian dollar offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Raw materials	$395.9	$273.4	44.8%
Other manufacturing costs	129.5	90.9	42.4%
Cost of sales	$525.4	$364.3	44.2%
Percent of net revenue	73.7%	72.4%

Cost of sales in the first quarter of 2018 compared to the first quarter of 2017 increased 130 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 120 basis points in the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher raw material costs and the impact of acquired businesses. Other manufacturing costs as a percentage of revenue increased 10 basis points in the first quarter of 2018 compared to the first quarter of 2017.

Gross profit:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Gross profit	$187.7	$139.0	35.0%
Percent of net revenue	26.3%	27.6%

Gross profit in the first quarter of 2018 increased 35.0 percent and gross profit margin decreased 130 basis points compared to the first quarter of 2017. The decrease in gross profit margin was primarily due to higher raw material costs and the impact of acquired businesses.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
SG&A	$151.0	$112.9	33.7%
Percent of net revenue	21.2%	22.4%

SG&A expenses for the first quarter of 2018 increased $38.1 million, or 33.7 percent, compared to the first quarter of 2017. The increase is mainly due to the impact of acquired businesses, partially offset by the impact of the restructuring plan costs.

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

Other income (expense), net:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Other income (expense), net	$4.0	$0.6	556.9%

Other income (expense), net in the first quarter of 2018 included $3.0 million of interest income and $2.0 million gain on sale of assets and $0.2 million other income offset by $1.2 million of currency transaction losses. Other income (expense), net in the first quarter of 2017 included $0.6 million of interest income.

Interest expense:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Interest expense	$27.5	$8.4	227.9%

Interest expense in the first quarter of 2018 compared to the first quarter of 2017 was higher due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and Public Notes. We capitalized $0.1 million of interest expense in the first quarter of 2018 compared to less than $0.1 million in the same period last year.

Income taxes:

	Three Months Ended
	March 3,		March 4,	2018 vs
($ in millions)	2018		2017	2017
Income taxes	$(32.6)		$5.8	NMP
Effective tax rate	(247.0%	)	31.5%

NMP = Non-meaningful percentage

The income tax benefit of $32.6 million in the first quarter of 2018 includes $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $0.2 million of other discrete tax benefit. Excluding the discrete tax benefit of $35.8 million, the overall effective tax rate was 24.1 percent.

Income from equity method investments:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Income from equity method investments	$1.8	$2.3	(19.9%	)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first quarter 2018 compared to the same period of 2017 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net income attributable to H.B. Fuller	$47.7	$14.8	222.2%
Percent of net revenue	6.7%	2.9%

The net income attributable to H.B. Fuller for the first quarter of 2018 was $47.7 million compared to $14.8 million for the first quarter of 2017. The diluted earnings per share for the first quarter of 2018 was $0.92 per share as compared to $0.29 per share for the first quarter of 2017.

Operating Segment Results

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of the quarter ended March 3, 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

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

Net Revenue by Segment:

	Three Months Ended
	March 3, 2018		March 4, 2017
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Americas Adhesives	$261.3	37%	$193.2	38%
EIMEA	178.6	25%	124.0	25%
Asia Pacific	66.7	9%	62.6	13%
Construction Adhesives	97.3	14%	57.1	11%
Engineering Adhesives	109.2	15%	66.4	13%
Total	$713.1	100%	$503.3	100%

Segment Operating Income (Loss):

	Three Months Ended
	March 3, 2018		March 4, 2017
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$17.5	48%	$21.0	81%
EIMEA	7.8	21%	1.8	7%
Asia Pacific	2.3	6%	1.9	7%
Construction Adhesives	1.3	4%	(0.7)	(3% )
Engineering Adhesives	7.8	21%	2.1	8%
Total	$36.7	100%	$26.1	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported on the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 3,	March 4,
($ in millions)	2018	2017
Segment operating income	$36.7	$26.1
Other income (expense), net	4.0	0.6
Interest expense	(27.5)	(8.4)
Income before income taxes and income from equity method investments	$13.2	$18.3

Americas Adhesives

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net revenue	$261.3	$193.2	35.3%
Segment operating income	$17.5	$21.0	(16.7%	)
Segment operating margin	6.7%	10.9%

The following table provides details of the Americas Adhesives net revenue variances:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency growth	35.0%
Currency	0.3%
Total	35.3%

Net revenue increased 35.3 percent in the first quarter of 2018 compared to the first quarter of 2017. The 35.0 percent increase in constant currency growth was attributable to a 33.5 percent increase in sales volume, including a 31.7 percent increase due to the Royal, Adecol and Wisdom acquisitions, a 1.0 percent increase in product pricing and a favorable 0.5 percent increase in sales mix. The 0.3 percent positive currency effect was due to the stronger Mexican peso and Canadian dollar, offset by the weaker Argentinian peso and Brazilian real compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 250 basis points mainly due to higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 180 basis points, primarily due to higher delivery costs and the impact of acquired businesses. Segment operating income decreased 16.7 percent and segment operating margin as a percentage of net revenue decreased 420 basis points compared to the first quarter of 2017.

EIMEA

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net revenue	$178.6	$124.0	44.0%
Segment operating income	$7.8	$1.8	336.2%
Segment operating margin	4.4%	1.4%

The following table provides details of the EIMEA net revenue variances:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency growth	33.2%
Currency	10.8%
Total	44.0%

Net revenue increased 44.0 percent in the first quarter of 2018 compared to the first quarter of 2017.  The 33.2 percent increase in constant currency growth was attributable to a 29.9 percent increase in sales volume, including a 29.4 percent increase due to the Royal acquisition, a 3.2 percent increase in product pricing and a 0.1 percent increase in favorable sales mix.  The positive currency effect of 10.8 percent was primarily the result of a stronger Euro offset by a weaker Turkish lira compared to the U.S. dollar.  Raw material cost as a percentage of net revenue increased 230 basis points in the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher raw material costs and unfavorable sales mix.  Other manufacturing costs as a percentage of net revenue were 240 basis points lower than the first quarter of 2017 primarily due to lower restructuring plan costs.  SG&A expenses as a percentage of net revenue decreased 290 basis points due to lower restructuring plan costs. Segment operating income increased 336.2 percent and segment operating margin increased 300 basis points compared to the first quarter of 2017.

Asia Pacific

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net revenue	$66.7	$62.6	6.4%
Segment operating income	$2.3	$1.9	23.6%
Segment operating margin	3.5%	3.0%

The following table provides details of the Asia Pacific net revenue variances:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency growth	1.2%
Currency	5.2%
Total	6.4%

Net revenue in the first quarter of 2018 increased 6.4 percent compared to the first quarter of 2017. The 1.2 percent increase in constant currency growth was attributable to a 0.4 percent increase in sales volume, including a 1.9 percent increase due to the Royal acquisition and a 0.8 percent increase in product pricing. Lower sales volume was primarily driven by weaker sales in Greater China. Positive currency effects of 5.2 percent compared to the first quarter of 2017 were primarily driven by the stronger Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 60 basis points compared to the first quarter of 2017 primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 140 basis points compared to the first quarter of 2017 primarily due to lower restructuring plan costs and the impact of the Royal acquisition. Segment operating income increased 23.6 percent and segment operating margin increased 50 basis points compared to the first quarter of 2017.

Construction Adhesives

	Three Months Ended
	March 3,	March 4,		2018 vs
($ in millions)	2018	2017		2017
Net revenue	$97.3	$57.1		70.5%
Segment operating income	$1.3	$(0.7)		285.1%
Segment operating margin	1.3%	(1.2%	)

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency growth	69.5%
Currency	1.0%
Total	70.5%

Net revenue increased 70.5 percent in the first quarter of 2018 compared to the first quarter of 2017. The 69.5 percent increase in constant currency growth was driven by a 70.5 percent increase in sales volume, including a 74.5 percent increase due to the Royal acquisition, slightly offset by a 0.7 percent decrease due to an unfavorable sales mix, and a 0.3 percent decrease in product pricing. The positive currency effect of 1.0 percent was due to the stronger Canadian dollar and Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 100 basis points higher in the first quarter of 2018 compared to last year primarily due to unfavorable sales mix and higher raw material costs. Other manufacturing costs as a percentage of net revenue were 430 basis points lower in the first quarter of 2018 compared to the first quarter of 2017 primarily due to lower restructuring plan costs and the impact of the Royal acquisition. SG&A expenses as a percentage of net revenue increased 80 basis points due to higher restructuring plan costs and the impact of the Royal acquisition. Segment operating income increased 285.1 percent and segment operating margin increased 250 basis points compared to the first quarter of 2017.

Engineering Adhesives

	Three Months Ended
	March 3,	March 4,	2018 vs
($ in millions)	2018	2017	2017
Net revenue	$109.2	$66.4	64.5%
Segment operating income	$7.8	$2.1	277.0%
Segment operating margin	7.1%	3.1%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended March 3, 2018
vs March 4, 2017
Constant currency growth	59.6%
Currency	4.9%
Total	64.5%

Net revenue increased 64.5 percent in the first quarter of 2018 compared to the first quarter of 2017. The 59.6 percent increase in constant currency growth was attributable to a 52.9 percent increase in sales volume, including a 47.1 percent increase due to the acquisition of Royal, a 4.5 percent increase in product pricing and a 2.2 percent increase due to favorable sales mix. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 4.9 percent compared to the first quarter of 2017 were primarily driven by the stronger Chinese renminbi and Euro compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 80 basis points lower in the first quarter of 2018 compared to the first quarter of 2017 due to favorable sales mix, partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue were 260 basis points higher in the first quarter of 2018 compared to the first quarter of 2017 due to higher sales volume. SG&A expenses as a percentage of net revenue decreased 580 basis points due to higher sales volume and the impact of the Royal acquisition. Segment operating income increased 277.0 percent and segment operating margin increased 400 basis points compared to the first quarter of 2017.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 3, 2018 were $132.5 million compared to $194.4 million as of December 2, 2017 and $116.5 million as of March 4, 2017. The majority of the $132.5 million in cash and cash equivalents as of March 3, 2018 was held outside the United States. Total long and short-term debt was $2,441.2 million as of March 3, 2018, $2,451.9 million as of December 2, 2017 and $804.8 million as of March 4, 2017. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 68.5 percent as of March 3, 2018 as compared to 70.1 percent as of December 2, 2017 and 45.9 percent as of March 4, 2017.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At March 3, 2018, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 3, 2018
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan Credit Agreement	Not greater than 6.5	5.2

●	TTM = Trailing 12 months

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

	March 3,	March 4,
	2018	2017
Net working capital as a percentage of annualized net revenue[1]	21.6%	23.0%
Accounts receivable DSO[2]	54 Days	60 Days
Inventory days on hand[3]	68 Days	70 Days
Free cash flow[4]	$(58.3)	$(10.5)
Total debt to total capital ratio[5]	68.5%	45.9%

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

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	March 3,	March 4,
($ in millions)	2018	2017
Net cash (used in) provided by operating activities	$(32.1)	$16.5

Net income including non-controlling interests was $47.7 million in the first three months of 2018 compared to $14.8 million in the first three months of 2017. Depreciation and amortization expense totaled $36.7 million in the first three months of 2018 compared to $19.3 million in the first three months of 2017. Accrued compensation was a use of cash of $22.2 million in 2018 compared to $7.5 million last year related to higher accruals for our employee incentive plans. Other assets was a use of cash of $38.1 million in the three months ending March 3, 2018 compared to a source of cash of $4.0 million in the same period last year. Other liabilities was a source of cash of $29.9 million in the first three months of 2018 compared to $1.8 million in the first three months of 2017.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $35.1 million compared to a use of cash of $3.7 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	March 3,	March 4,
($ in millions)	2018	2017
Trade receivables, net	$16.6	$4.9
Inventory	(46.7)	(32.6)
Trade payables	(5.0)	24.0
Total cash flow impact	$(35.1)	$(3.7)

●

Trade Receivables, net – Trade Receivables, net was a source of cash of $16.6 million and $4.9 million in 2018 and 2017, respectively. The higher source of cash in 2018 compared 2017 was due to a decrease in trade receivables in the current year compared to the prior year. The DSO were 54 days at March 3, 2018 and 60 days at March 4, 2017.

●

Inventory – Inventory was a use of cash of $46.7 million and $32.6 million in 2018 and 2017, respectively. The higher use of cash in 2018 is due to higher raw material costs and increasing inventory levels to maintain service levels while integrating our acquisitions. Inventory days on hand were 68 days as of March 3, 2018 and 70 days as of March 4, 2017.

●

Trade Payables – For the first three months of 2018, trade payables was a use of cash of $5.0 million compared to a source of cash of $24.0 million in 2017. The source of cash in 2017 compared to the use of cash in 2018 is primarily related to higher purchases of inventory somewhat offset by lower purchases of property, plant and equipment.

Cash Flows from Investing Activities:

	Three Months Ended
	March 3,	March 4,
($ in millions)	2018	2017
Net cash used in investing activities	$(17.2)	$(144.3)

Purchases of property, plant and equipment were $18.6 million during the three months ended March 3, 2018 as compared to $19.9 million for the same period of 2017. In the first quarter of 2017, we acquired Wisdom Adhesives for $123.3 million.

Cash Flows from Financing Activities:

	Three Months Ended
	March 3,	March 4,
($ in millions)	2018	2017
Net cash provided by (used in) financing activities	$(15.3)	$101.8

We did not have any proceeds from the issuance of long-term debt in the first three months ended March 3, 2018 as compared to $453.0 million of proceeds from the issuance of long-term debt in the same period of 2017, which consisted primarily of $300.0 million of proceeds from the issuance of the 4.000% Notes and $153.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives. Repayments of long-term debt were $5.4 million in the first three months ended March 3, 2018 and $354.2 million in the first three months ended March 4, 2017. We also paid $2.4 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first three months of 2017. Net proceeds of notes payable were $0.2 million in 2018 compared to net proceeds of $8.4 million in 2017. Cash dividends paid were $7.6 million in 2018 compared to $7.0 million in 2017. Repurchases of common stock were $3.2 million in the three months ended March 3, 2018 compared to $2.4 million in the same period of 2017.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 3, 2018 would have resulted in a change in net income of approximately $7.9 million or $0.15 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 55 percent of net revenue was generated outside of the United States for the first quarter of 2018. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on financial results for the first quarter of 2018, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $2.1 million or $0.04 per diluted share. Based on financial results and foreign currency balance sheet positions as of March 3, 2018, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $2.6 million or $0.05 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the first quarter of 2018, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $3.0 million or $0.06 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 3, 2018.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of March 3, 2018, our disclosure controls and procedures were effective. We acquired Adecol on November 1, 2017 and Royal Adhesives on October 20, 2017 and have not yet included Adecol and Royal Adhesives in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Adecol and Royal Adhesives. For the three months ended March 3, 2018, Adecol and Royal Adhesives accounted for $161.8 million of our total net revenue, and as of March 3, 2018 had total assets of $2,854.4 million.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of March 3, 2018, we had reserved $11.2 million, which represents our best estimate of probable liabilities with respect to environmental matters. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
($ in millions)	March 3, 2018	March 4, 2017	December 2, 2017
Lawsuits and claims settled	2	3	9
Settlement amounts	$0.2	$0.8	$1.7
Insurance payments received or expected to be received	$0.2	$0.7	$1.4

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 2, 2017. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 2, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended March 3, 2018 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

December 3, 2017 - January 6, 2018	-	$-	$187,170

January 7, 2018 - February 3, 2018	-	$-	$187,170

February 4, 2018 - March 3, 2018	63,388	$51.35	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 3, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: April 4, 2018	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 3, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.