Form 10-Q
period 2018-06-02
FULLER H B CO
filed 2018-06-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,612,407 as of June 22, 2018.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Net revenue	$789,387	$561,651	$1,502,466	$1,064,974
Cost of sales	(567,002)	(415,613)	(1,092,376)	(779,940)
Gross profit	222,385	146,038	410,090	285,034
Selling, general and administrative expenses	(145,199)	(102,770)	(296,219)	(215,685)
Operating income	77,186	43,268	113,871	69,349
Other income (expense), net	3,850	(929)	4,883	(903)
Interest expense, net	(25,223)	(7,329)	(49,727)	(15,114)
Income before income taxes and income from equity method investments	55,813	35,010	69,027	53,332
Income taxes	(13,488)	(11,151)	19,144	(16,916)
Income from equity method investments	2,139	2,005	3,960	4,279
Net income including non-controlling interests	44,464	25,864	92,131	40,695
Net income (loss) attributable to non-controlling interests	(13)	3	2	(33)
Net income attributable to H.B. Fuller	$44,451	$25,867	$92,133	$40,662

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.88	0.51	1.82	0.81
Diluted	0.86	0.50	1.78	0.79

Weighted-average common shares outstanding:
Basic	50,551	50,496	50,511	50,369
Diluted	51,846	51,686	51,872	51,573

Dividends declared per common share	$0.155	$0.15	$0.305	$0.29

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Net income including non-controlling interests	$44,464	$25,864	$92,131	$40,695
Other comprehensive income (loss)
Foreign currency translation	(40,757)	18,513	(19,302)	7,994
Defined benefit pension plans adjustment, net of tax	1,660	1,593	3,320	3,183
Interest rate swaps, net of tax	4,584	10	20,536	20
Cash-flow hedges, net of tax	(12)	(23)	(6,853)	106
Other comprehensive income (loss)	(34,525)	20,093	(2,299)	11,303
Comprehensive income	9,939	45,957	89,832	51,998
Less: Comprehensive (loss) income attributable to non-controlling interests	8	3	(20)	34
Comprehensive income attributable to H.B. Fuller	$9,931	$45,954	$89,852	$51,964

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	June 2,	December 2,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$129,248	$194,398
Trade receivables (net of allowances of $16,503 and $11,670, as of June 2, 2018 and December 2, 2017, respectively)	477,655	473,700
Inventories	404,680	359,505
Other current assets	144,088	117,389
Total current assets	1,155,671	1,144,992

Property, plant and equipment	1,296,320	1,288,287
Accumulated depreciation	(642,930)	(618,093)
Property, plant and equipment, net	653,390	670,194

Goodwill	1,338,546	1,336,684
Other intangibles, net	949,662	1,001,792
Other assets	241,628	206,984
Total assets	$4,338,897	$4,360,646

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$14,974	$31,468
Current maturities of long-term debt	51,898	21,515
Trade payables	263,724	268,467
Accrued compensation	66,261	84,903
Income taxes payable	52,143	14,335
Other accrued expenses	66,407	84,225
Total current liabilities	515,407	504,913

Long-term debt, excluding current maturities	2,338,080	2,398,927
Accrued pension liabilities	75,394	71,205
Other liabilities	279,855	341,581
Total liabilities	3,208,736	3,316,626

Commitments and contingencies (Note 16)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,578,934 and 50,388,839, as of June 2, 2018 and December 2, 2017, respectively	50,579	50,389
Additional paid-in capital	86,267	74,662
Retained earnings	1,214,219	1,119,231
Accumulated other comprehensive loss	(221,277)	(200,655)
Total H.B. Fuller stockholders' equity	1,129,788	1,043,627
Non-controlling interest	373	393
Total equity	1,130,161	1,044,020
Total liabilities, non-controlling interest and total equity	$4,338,897	$4,360,646

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2016	$50,141	$59,564	$1,090,900	$(262,729)	$393	$938,269
Comprehensive income	-	-	58,242	62,074	39	120,355
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017	50,389	74,662	1,119,231	(200,655)	393	1,044,020
Comprehensive income (loss)	-	-	92,133	(2,281)	(20)	89,832
Dividends	-	-	(15,486)	-	-	(15,486)
Stock option exercises	80	2,307	-	-	-	2,387
Share-based compensation plans other, net	199	13,738	-	-	-	13,937
Repurchases of common stock	(89)	(4,440)	-	-	-	(4,529)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at June 2, 2018	$50,579	$86,267	$1,214,219	$(221,277)	$373	$1,130,161

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 2, 2018	June 3, 2017
Cash flows from operating activities:
Net income including non-controlling interests	$92,131	$40,695
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	34,159	23,971
Amortization	38,519	15,229
Deferred income taxes	(48,434)	7
Income from equity method investments, net of dividends received	(3,960)	(4,279)
Gain on sale of assets	(3,172)	(91)
Share-based compensation	10,434	8,843
Excess tax benefit from share-based compensation	-	(1,353)
Gain on mark to market adjustment related to contingent consideration liability	(2,373)	(3,603)
Non-cash charge for sale of inventories revalued at acquisition	-	193
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(12,479)	(9,890)
Inventories	(53,574)	(45,390)
Other assets	(49,199)	12,602
Trade payables	7,700	20,443
Accrued compensation	(17,990)	(4,666)
Other accrued expenses	(16,129)	(6,259)
Income taxes payable	13,194	(5,569)
Accrued / prepaid pensions	(5,225)	(2,989)
Other liabilities	179	3,336
Other	38,594	(8,436)
Net cash provided by operating activities	22,375	32,794

Cash flows from investing activities:
Purchased property, plant and equipment	(33,197)	(27,104)
Purchased businesses, net of cash acquired	-	(123,305)
Purchased investments	-	(1,250)
Proceeds from sale of property, plant and equipment	2,709	868
Net cash used in investing activities	(30,488)	(150,791)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	598,000
Repayment of long-term debt and payment of debt issuance costs	(25,750)	(508,024)
Net payment of notes payable	(13,988)	(10,287)
Dividends paid	(15,414)	(14,614)
Purchase of redeemable non-controlling interest	-	(3,127)
Proceeds from stock options exercised	2,387	13,926
Excess tax benefit from share-based compensation	-	1,353
Repurchases of common stock	(4,529)	(8,872)
Net cash (used in) provided by financing activities	(57,294)	68,355

Effect of exchange rate changes on cash and cash equivalents	257	1,499
Net change in cash and cash equivalents	(65,150)	(48,143)

Cash and cash equivalents at beginning of period	194,398	142,245
Cash and cash equivalents at end of period	$129,248	$94,102

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$72	$65
Cash paid for interest, net of amount capitalized of $109 and $101 for the periods ended June 2, 2018 and June 3, 2017, respectively	$53,860	$15,393
Cash paid for income taxes, net of refunds	$20,144	$15,739

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

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU addresses the stranded income tax effects in accumulated other comprehensive income resulting from the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”.  In accordance with ASC Topic 740, the effect of the reduced corporate income tax rate on deferred tax assets and liabilities is included in income from continuing operations during the six months ended June 2, 2018.  Tax effects on items within accumulated other comprehensive income were left stranded at the historical tax rate.  This guidance allows entities to reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings.  Our effective date for adoption of ASU No. 2018-02 is our fiscal year beginning December 1, 2019, with early adoption permitted. We elected to early adopt the guidance during the first quarter of 2018 using the security-by-security approach.  The adoption of this ASU resulted in an $18,341 reclassification from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. The classification requirements of this standard are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted. The components of our net periodic defined benefit pension and postretirement benefit costs are presented in Note 9. The components other than service cost will be presented as nonoperating expenses upon adoption. Service cost will remain in operating expenses.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018. Adoption of this guidance will have a presentation impact only and will result in a retrospective reclassification of debt prepayment and extinguishment costs within the Consolidated Statement of Cash Flows from operating to financing cash outflows.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. We adopted this guidance during the first quarter of 2018. As a result of adoption, excess tax benefits/deficiencies are now recorded as income tax expense and are dependent upon market prices and the volume of stock option exercises and restricted stock vestings during the reporting period. Excess tax benefits of $193 and $829 were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income during the three and six months ended June 2, 2018, respectively. Excess tax benefits/deficiencies are now also classified as operating activities within the statement of cash flows and are excluded from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Cash payments to tax authorities for withheld shares in net-settlement features are classified as financing activities. These changes are applied prospectively, with the exception of the classification of cash payments to tax authorities in the statement of cash flows, which were already classified as financing activities. Therefore, no prior period adjustments were made as a result of the adoption of this guidance. We are continuing our existing practice of estimating the number of awards that will be forfeited in accordance with this ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842). This guidance changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. Our effective date for adoption of this guidance is our fiscal year beginning December 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients. We are in the process of selecting lease accounting software and are currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We intend to adopt this guidance using the modified retrospective method. We are continuing to evaluate the effect this guidance will have on our Consolidated Financial Statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have substantially completed contract reviews and have determined there are no significant impacts, as these transactions are not accounted for under industry-specific guidance superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. In addition to assessing the impact on the Consolidated Financial Statements, we are continuing to analyze the impact of the new standard on our business processes, systems and controls to support recognition and disclosure requirements under this ASU.

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

The acquisition fair value measurement was preliminary as of June 2, 2018, subject to the completion of the valuation of Adecol and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	June 2, 2018
Current assets	$17,877	$(1,131)	$16,746
Property, plant and equipment	7,308	302	7,610
Goodwill	23,282	651	23,933
Other intangibles
Customer relationships	17,016	(383)	16,633
Trademarks/trade names	1,363	(65)	1,298
Other assets	4,811	-	4,811
Current liabilities	(12,765)	291	(12,474)
Other liabilities	(14,210)	335	(13,875)
Total purchase price	$44,682	$-	$44,682

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

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The purchase price of $1,622,728 was funded through new debt financing. Royal Adhesives is included in multiple operating segments. See Note 17 for further information on the change to our operating segments for the Royal Adhesives acquisition.

The acquisition fair value measurement was preliminary as of June 2, 2018, subject to the completion of the valuation of Royal Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	June 2, 2018
Accounts receivable	$64,904	$278	$65,182
Inventory	93,680	372	94,052
Other current assets	58,508	505	59,013
Property, plant and equipment	126,192	(6,055)	120,137
Goodwill	866,013	9,109	875,122
Other intangibles
Developed technology	59,800	(300)	59,500
Customer relationships	645,300	(6,500)	638,800
Trademarks/trade names	53,600	(300)	53,300
Other assets	1,443	(33)	1,410
Accounts payable	(40,211)	1,476	(38,735)
Other current liabilities	(37,261)	(1,318)	(38,579)
Other liabilities	(269,240)	2,766	(266,474)
Total purchase price	$1,622,728	$-	$1,622,728

The preliminary expected lives of the acquired intangible assets are 15 years for developed technology, 18 years for customer relationships and 15 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $875,122 to goodwill for the expected synergies from combining Royal Adhesives with our existing business. The goodwill was assigned to multiple operating segments. The amount of goodwill that is deductible for tax purposes is $38,275. The remaining goodwill is not deductible for tax purposes.

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and durable assembly markets. The acquisition is expected to strengthen our position in the North America adhesives market. The purchase price of $123,549 was financed through borrowings on our revolving credit facility and is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $547, which were recorded as selling, general and administrative (SG&A) expenses in the Condensed Consolidated Statement of Income for the six months ended June 3, 2017.

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

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company and other actions to optimize operations during the six months ended June 2, 2018 and June 3, 2017. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Six Months Ended
	June 2, 2018	June 3, 2017	June 2, 2018	June 3, 2017
Cost of sales	$956	$5,252	$1,188	$8,899
Selling, general and administrative	368	382	1,965	6,903
	$1,324	$5,634	$3,153	$15,802

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended		Six Months Ended
	June 2, 2018	June 3, 2017	June 2, 2018	June 3, 2017
Americas Adhesives	$53	$39	$856	$1,765
EIMEA	567	1,266	525	6,055
Asia Pacific	-	35	3	1,887
Construction Adhesives	545	4,209	1,354	5,458
Engineering Adhesives	159	85	415	637
	$1,324	$5,634	$3,153	$15,802

A summary of the restructuring liability is presented below:

	Employee- Related	Asset-Related	Other	Total
Expenses incurred	$10,266	$5,394	$2,371	$18,031
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(9,210)	(1,103)	(2,351)	(12,664)
Foreign currency translation	430	-	-	430
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	2,296	642	215	3,153
Non-cash charges	-	(366)	-	(366)
Cash payments	(1,392)	(276)	(218)	(1,886)
Foreign currency translation	(30)	-	-	(30)
Balance at June 2, 2018	$2,360	$-	$17	$2,377

Non-cash charges for the six months ended June 2, 2018 and June 3, 2017 include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	June 2,	December 2,
	2018	2017
Raw materials	$192,221	$174,325
Finished goods	225,552	198,273
LIFO reserve	(13,093)	(13,093)
Total inventories	$404,680	$359,505

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the six months ended June 2, 2018 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 2, 2017	$373,328	$177,464	$21,514	$324,860	$439,518	$1,336,684
Acquisitions [1]	3,080	727	35	3,168	2,727	9,737
Currency impact	(1,778)	(4,874)	(111)	(245)	(867)	(7,875)
Balance at June 2, 2018	$374,630	$173,317	$21,438	$327,783	$441,378	$1,338,546

[1]	Adjustments to preliminary goodwill for Royal Adhesives and Adecol as of June 2, 2018.

As discussed in Note 17, as of the beginning of fiscal 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. This resulted in a change in our reporting units. We allocated goodwill to our reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	June 2, 2018
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$131,002	$957,152	$109,330	$1,197,484
Accumulated amortization	(32,522)	(171,572)	(44,284)	(248,378)
Net identifiable intangibles	$98,480	$785,580	$65,046	$949,106

	December 2, 2017
Amortizable Intangible Assets	Purchased Technology & Patents	Customer Relationships	All Other	Total
Original cost	$132,495	$968,060	$110,576	$1,211,131
Accumulated amortization	(27,478)	(144,964)	(37,417)	(209,859)
Net identifiable intangibles	$105,017	$823,096	$73,159	$1,001,272

Amortization expense with respect to amortizable intangible assets was $19,276 and $7,874 for the three months ended June 2, 2018 and June 3, 2017, respectively, and $38,519 and $15,229 for the six months ended June 2, 2018 and June 3, 2017, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

	Remainder
Fiscal Year	2018	2019	2020	2021	2022	Thereafter
Amortization Expense	$38,140	$75,846	$73,309	$71,767	$69,193	$620,851

Non-amortizable intangible assets as of June 2, 2018 and December 2, 2017 are $556 and $520, respectively and are related to trademarks and trade names.

Note 6: Long-Term Debt

On February 27, 2018 we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B Credit Agreement (“Term Loan B”) issued on October 20, 2017 to a fixed interest rate of 4.589 percent.  See Note 13 for further discussion of the issuance of these interest rate swaps.

On March 9, 2018, we entered into interest rate swap agreements to convert $100,000 of our Term Loan B Credit Agreement to a fixed interest rate of 4.490 percent. On March 26, 2018, we entered into interest rate swap agreements to convert $200,000 of our Term Loan B Credit Agreement to a fixed interest rate of 4.176 percent. See Note 13 for further discussion of the issuance of these interest rate swaps.

On April 23, 2018 we amended our Term Loan B Credit Agreement to reduce the interest rate from LIBOR plus 2.25 percent to LIBOR plus 2.00 percent. Fixed interest rates related to swap agreements disclosed have been updated to reflect the amendment.

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

During the first quarter of 2018, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively. See Note 1 for additional information regarding ASU No. 2016-09.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the six months ended June 2, 2018 and June 3, 2017 was calculated using the following weighted average assumptions:

Three Months Ended	Six Months Ended
June 2, 2018	June 3, 2017	June 2, 2018	June 3, 2017
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	23.56%	24.32%	23.30%	24.85%
Expected volatility	23.42%	-	23.58%	24.31%	-	24.33%	23.18%	-	23.58%	24.31%	-	24.88%
Risk-free interest rate	2.54%	-	2.90%	1.81%	2.38%	-	2.90%	1.89%
Expected dividend yield	1.21%	1.11%	1.14%	1.12%
Weighted-average fair value of grants	$11.35	$10.90	$11.37	$10.81

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

Total share-based compensation expense was $4,848 and $3,811 for the three months ended June 2, 2018 and June 3, 2017, respectively, and $10,434 and $8,843 for the six months ended June 2, 2018 and June 3, 2017, respectively. All share-based compensation expense was recorded as SG&A expense. Beginning with the six months ended June 2, 2018, excess tax benefits are recorded as income tax expense in accordance with ASU No. 2016-09. For the three and six months ended June 3, 2017, there was $300 and $1,353 of excess tax benefit recognized in additional paid-in capital, respectively.

As of June 2, 2018, there was $17,558 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation costs related to unvested restricted stock units was $13,822, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Option Activity

The stock option activity for the six months ended June 2, 2018 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 2, 2017	3,860,764	$42.28
Granted	794,984	53.06
Exercised	(80,225)	29.75
Forfeited or cancelled	(5,725)	43.58
Outstanding at June 2, 2018	4,569,798	$44.38

The fair value of options granted during the three months ended June 2, 2018 and June 3, 2017 was $1,392 and $373, respectively. Total intrinsic value of options exercised during the three months ended June 2, 2018 and June 3, 2017 was $1,172 and $2,204, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the six months ended June 2, 2018 and June 3, 2017 was $9,037 and $7,757, respectively. Total intrinsic value of options exercised during the six months ended June 2, 2018 and June 3, 2017 was $1,811 and $6,624, respectively.

Proceeds received from option exercises during the three months ended June 2, 2018 and June 3, 2017 were $1,625 and $5,377, respectively, and $2,387 and $13,926 during the six months ended June 2, 2018 and June 3, 2017.

Restricted Stock Activity

The nonvested restricted stock activity for the six months ended June 2, 2018 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 2, 2017	462,241	$44.80	1.0
Granted	141,236	51.30	2.7
Vested	(184,666)	43.48	-
Forfeited	(2,501)	46.48	1.5
Nonvested at June 2, 2018	416,310	$47.58	1.4

Total fair value of restricted stock vested during the three months ended June 2, 2018 and June 3, 2017 was $577 and $432, respectively. Total fair value of restricted stock vested during the six months ended June 2, 2018 and June 3, 2017 was $8,477 and $7,402, respectively. The total fair value of nonvested restricted stock at June 2, 2018 was $19,808.

We repurchased 3,645 and 3,122 restricted stock shares during the three months ended June 2, 2018 and June 3, 2017, respectively, and 66,936 and 53,809 restricted stock shares during the six months ended June 2, 2018 and June 3, 2017, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the six months ended June 2, 2018 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 2, 2017	443,570	31,606	475,176
Participant contributions	8,058	5,352	13,410
Company match contributions	806	535	1,341
Payouts	-	(5,559)	(5,559)
Units outstanding June 2, 2018	452,434	31,934	484,368

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended June 2, 2018 and June 3, 2017
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2018	2017	2018	2017	2018	2017
Service cost	$14	$28	$582	$512	$43	$52
Interest cost	3,419	3,603	1,181	1,147	371	398
Expected return on assets	(6,541)	(6,364)	(2,811)	(2,400)	(1,724)	(1,447)
Amortization:
Prior service cost	7	7	(1)	(1)	-	-
Actuarial loss	1,476	1,307	732	846	15	253
Net periodic (benefit) cost	$(1,625)	$(1,419)	$(317)	$104	$(1,295)	$(744)

	Six Months Ended June 2, 2018 and June 3, 2017
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2018	2017	2018	2017	2018	2017
Service cost	$28	$56	$1,180	$1,020	$86	$104
Interest cost	6,837	7,206	2,385	2,291	742	796
Expected return on assets	(13,083)	(12,728)	(5,675)	(4,791)	(3,448)	(2,894)
Amortization:
Prior service cost	14	14	(2)	(2)	-	-
Actuarial loss	2,952	2,614	1,481	1,688	30	506
Net periodic (benefit) cost	$(3,252)	$(2,838)	$(631)	$206	$(2,590)	$(1,488)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended June 2, 2018				Three Months Ended June 3, 2017
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$44,451	$13	-	-	$25,867	$(3)
Foreign currency translation adjustment¹	$(40,752)	-	(40,752)	(5)	$18,507	-	18,507	6
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,238	$(578)	1,660	-	2,412	$(819)	1,593	-
Interest rate swap³	7,405	(2,821)	4,584	-	16	(6)	10	-
Cash-flow hedges³	(19)	7	(12)	-	(37)	14	(23)	-
Other comprehensive income (loss)	$(31,128)	$(3,392)	(34,520)	(5)	$20,898	$(811)	20,087	6
Comprehensive income (loss)			$9,931	$8			$45,954	$3

	Six Months Ended June 2, 2018				Six Months Ended June 3, 2017
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$92,133	$(2)	-	-	$40,662	$33
Foreign currency translation adjustment¹	$(19,284)	-	(19,284)	(18)	$7,993	-	7,993	1
Reclassification to earnings:
Defined benefit pension plans adjustment²	4,476	$(1,156)	3,320	-	4,820	$(1,637)	3,183	-
Interest rate swap³	26,839	(6,303)	20,536	-	32	(12)	20	-
Cash-flow hedges³	(4,513)	(2,340)	(6,853)	-	171	(65)	106	-
Other comprehensive income (loss)	$7,518	$(9,799)	(2,281)	(18)	$13,016	$(1,714)	11,302	1
Comprehensive income (loss)			$89,852	$(20)			$51,964	$34

[1] Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. The foreign currency translation adjustment for the six months ended June 3, 2017 includes $11,317 related to the impact of the change in functional currency for our subsidiaries in Latin America.

[2] Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

[3] Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	June 2, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(75,461)	$(75,368)	$(93)
Defined benefit pension plans adjustment, net of taxes of $73,226	(137,851)	(137,851)	-
Interest rate swap, net of taxes of ($7,486)	22,458	22,458	-
Cash-flow hedges, net of taxes of $936	(12,175)	(12,175)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(221,370)	$(221,277)	$(93)

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(56,159)	$(56,084)	$(75)
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Cash-flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Accumulated other comprehensive loss	$(200,730)	$(200,655)	$(75)

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

During the six months ended June 2, 2018, we recorded a provisional $35.6 million income tax benefit related to U.S. Tax Reform. This provisional amount includes a $76.4 million benefit for the remeasurement of deferred tax assets and liabilities due to the decreased tax rate net of income tax expense for the transition tax.  The $40.8 million transition tax is based on certain foreign earnings and profits for which earnings had been previously indefinitely reinvested, as well as estimates of assets and liabilities at future dates. The provisional amounts are subject to adjustment during the measurement period of one year following the enactment of U.S. Tax Reform. Our estimates are subject to change as we review the data available and any additional guidance, and will be evaluated throughout the measurement period, as permitted by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Excess tax benefits related to employee share-based compensation, which were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income, were $193 and $829 during the three and six months ended June 2, 2018, respectively.

As of  June 2, 2018, we had a liability of $9,397 recorded under ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $8,887 as of December 2, 2017. As of June 2, 2018, we had accrued $781 of gross interest relating to unrecognized tax benefits. For the six months ended June 2, 2018, our recorded liability for gross unrecognized tax benefits increased by $510.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
(Shares in thousands)	2018	2017	2018	2017
Weighted-average common shares - basic	50,551	50,496	50,511	50,369
Equivalent shares from share-based compensations plans	1,295	1,190	1,361	1,204
Weighted-average common and common equivalent shares - diluted	51,846	51,686	51,872	51,573

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

Share-based compensation awards for 2,223,223 and 6,857 shares for the three months ended June 2, 2018 and June 3, 2017, respectively, and 2,410,032 and 132,560 shares for the six months ended June 2, 2018 and June 3, 2017, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

As of June 2, 2018, the combined fair value of the swaps was a liability of $15,825 and was included in other liabilities in the Consolidated Balance Sheets.  The swaps were designated as cash-flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other.  Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $12,175 as of June 2, 2018. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of March 3, 2018 that is expected to be reclassified into earnings within the next twelve months is $2,509. As of June 2, 2018, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of June 2, 2018:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2018	3.45%	$44,912	$(2,035)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(3,015)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(5,157)
Receive USD		4.3038%

Pay EUR	2018	2.75%	$133,340	$(1,538)
Receive USD		4.9330%

Pay EUR	2019	3.00%	$267,860	$(4,080)
Receive USD		5.1803%
Total			$533,624	$(15,825)

On March 26, 2018, we entered into interest rate swap agreements to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.176 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was an asset of $29,940 at June 2, 2018 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect changes in the cash flows of the interest rate swap to offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in LIBOR rates on the interest payments associated with the first $1,550,000 tranche of the variable rate Term Loan B, resulting in no ineffectiveness.

On April 23, 2018 we amended our Term Loan B Credit Agreement to reduce the interest rate from LIBOR plus 2.25 percent to LIBOR plus 2.00 percent. Fixed interest rates related to swap agreements disclosed have been updated to reflect the amendment.

The location in the Condensed Consolidated Statements of Income and Comprehensive Income and amounts of gains (losses) related to derivative instruments designated as cash flow hedges are as follows:

	June 2, 2018	June 3, 2017
Derivatives in Cash Flow Hedging Relationships	Pretax Gain(Loss) Recognized in other Comprehensive Income	Pretax Gain(Loss) Recognized in other Comprehensive Income
	Amount	Amount
Cross-currency swap contracts	$(4,513)	$171
Interest rate swap contracts	26,839	32

Fair Value Hedges

During the three months ended June 2, 2018, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was a liability of $8,829 at June 2, 2018, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the Public Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Consolidated Statements of Income.

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

As of June 2, 2018, we had forward foreign currency contracts maturing between June 6, 2018 and April 15, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The location in the Consolidated Statements of Income and amounts of gains (losses) related to derivative instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Relationships	Pretax Gain(Loss) Recognized in Income

	Location	June 2, 2018	Year Ended December 2, 2017
Foreign currency forward contracts	Other (expense) income, net	$(5,251)	$(3,797)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 2, 2018, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 2, 2018 and December 2, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 2,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,611	$7,611	$-	$-
Foreign exchange contract assets	6,517	-	6,517	-
Interest rate swaps, cash flow hedges	29,940	-	29,940	-

Liabilities:
Foreign exchange contract liabilities	$1,266	$-	$1,266	$-
Interest rate swaps, cash flow hedges	-	-	-	-
Interest rate swaps, fair value hedges	8,829	-	8,829	-
Cross currency cash-flow hedges	15,825	-	15,825	-
Contingent consideration liability	209	-	-	209

	December 2,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,528	$7,528	$-	$-
Foreign exchange contract assets	600	-	600	-
Interest rate swaps, cash flow hedges	3,104	-	3,104	-

Liabilities:
Foreign exchange contract liabilities	$4,397	$-	$4,397	$-
Interest rate swaps, fair value hedges	2,121	-	2,121	-
Cross-currency cash flow hedges	20,136	-	20,136	-
Contingent consideration liability	496	-	-	496

Long-term debt had an estimated fair value of $2,356,385 and $2,452,034 as of June 2, 2018 and December 2, 2017, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

The contingent consideration liability activity for the six months ended June 2, 2018 is presented below:

Amount
Balance at December 2, 2017	$496
Mark to market adjustment	(241)
Foreign currency translation adjustment	(46)
Balance at June 2, 2018	$209

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

Intangible assets related to acquisitions – The identified intangible assets acquired in connection with our acquisitions during were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

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

We did not repurchase any shares during the six months ended June 2, 2018. During the six months ended June 3, 2017, we repurchased shares under the September 30, 2010 program with an aggregate value of $6,284. Of this amount, $125 reduced common stock and $6,159 reduced additional paid-in capital.

Note 16: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $10,959 and $11,380 as of June 2, 2018 and December 2, 2017, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,896 and $5,000 as of June 2, 2018 and December 2, 2017, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	June 2, 2018	June 3, 2017	December 2, 2017
Lawsuits and claims settled	3	7	9
Settlement amounts	$195	$1,423	$1,673
Insurance payments received or expected to be received	$186	$1,132	$1,365

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

We have retained legal counsel to conduct an internal investigation of possible resale of our products by certain customers to Iran contrary to U.S. law and regulations and our compliance policy. The sales to those particular customers being investigated represented less than one percent of our net revenue in each of our last three fiscal years.  The investigation also includes a review of sales by our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014) in possible violation of the sanctions regulations of the Office of Foreign Assets Control (“OFAC”) and other applicable laws and regulations.  In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC.  At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10,000.

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

As of December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of the six months ended June 2, 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	June 2, 2018			June 3, 2017
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income (Loss)
Americas Adhesives	$277,992	$5,791	$32,607	$229,622	$4,048	$26,455
EIMEA	193,427	5,387	14,040	135,226	4,452	8,083
Asia Pacific	74,326	2,541	5,040	64,466	1,416	4,751
Construction Adhesives	121,795	-	11,673	63,754	-	(1,853)
Engineering Adhesives	121,847	-	13,826	68,583	-	5,832
Total	$789,387		$77,186	$561,651		$43,268

	Six Months Ended
	June 2, 2018			June 3, 2017
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$539,323	$10,896	$50,118	$422,784	$7,857	$47,488
EIMEA	372,010	9,447	21,878	259,265	7,899	9,880
Asia Pacific	141,000	3,598	7,362	127,112	2,503	6,630
Construction Adhesives	219,039	(1)	12,938	120,800	-	(2,536)
Engineering Adhesives	231,094	-	21,575	135,013	-	7,887
Total	$1,502,466		$113,871	$1,064,974		$69,349

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Segment operating income	$77,186	$43,268	$113,871	$69,349
Other income (expense), net	3,850	(929)	4,883	(903)
Interest expense	(25,223)	(7,329)	(49,727)	(15,114)
Income before income taxes and income from equity method investments	$55,813	$35,010	$69,027	$53,332

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 2, 2017 for important background information related to our business.

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the first quarter 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

Net revenue in the second quarter of 2018 increased 40.5 percent from the second quarter of 2017. Revenue increased 33.0 percent due to sales volume, including 33.5 percent from acquisitions, 3.2 percent due to favorable product pricing, and 0.7 percent due to favorable sales mix compared to the second quarter of 2017. A stronger Euro, Chinese renminbi and British pound offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar for the second quarter of 2018 compared to the second quarter of 2017 were the main drivers of a positive 3.6 percent currency effect. Gross profit margin increased 220 basis points primarily due to the favorable product pricing and sales mix.

Net revenue in the first six months of 2018 increased 41.1 percent from the first six months of 2017. Revenue increased 34.0 percent due to sales volume, including 33.9 percent from acquisitions, 2.6 percent due to favorable product pricing, and 0.6 percent due to favorable sales mix compared to the second quarter of 2017. A stronger Euro, Chinese renminbi, British pound, Canadian dollar and Mexican peso offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar for the first six months of 2018 compared to the first six months of 2017 were the main drivers of a positive 3.9 percent currency effect. Gross profit margin increased 50 basis points primarily due to favorable product pricing and sales mix

Net income attributable to H.B. Fuller in the second quarter of 2018 was $44.5 million compared to $25.9 million in the second quarter of 2017. On a diluted earnings per share basis, the second quarter of 2018 was $0.86 per share compared to $0.50 per share for the second quarter of 2017.

Net income attributable to H.B. Fuller in the first six months of 2018 was $92.1 million compared to $40.7 million in the first six months of 2017. On a diluted earnings per share basis, the second quarter of 2018 was $1.78 per share compared to $0.79 per share for the second quarter of 2017.

Restructuring Plans

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets.  Approximately $14.0 million of the costs are expected to be cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is currently expected to be completed by the end of fiscal year 2020.

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur costs of approximately $17.0 million to $20.0 million which includes (i) cash expenditures of approximately $13.0 million for severance and related employee costs globally and (ii) $4.0 million to $7.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $15.0 million to $16.0 million of the costs are expected to be cash costs. The 2017 Restructuring Plan was implemented in the first quarter of 2017 and is currently expected to be completed by the end of fiscal year 2018.

Collectively, we expect to incur costs of approximately $37.0 million to $40.0 million related to the restructuring plans. During the quarters ended June 2, 2018 and June 3, 2017, we recorded pre-tax charges of $1.3 million and $5.6 million, respectively, and during the six months ended June 2, 2018 and June 3, 2017, we recorded pre-tax charges of $3.2 million and $15.8 million, respectively, related to the restructuring plans.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$789.4	$561.7	40.5%	$1,502.5	$1,065.0	41.1%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the second quarter and first six months of 2018 compared to the same periods in 2017:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency	36.9%	37.2%
Currency	3.6%	3.9%
Total	40.5%	41.1%

Constant currency growth was 36.9 percent in the second quarter of 2018 compared to the second quarter of 2017.  The 36.9 percent constant currency growth in the second quarter of 2018 was driven by 90.1 percent growth in Construction Adhesives, 70.0 percent growth in Engineering Adhesives, 33.7 percent growth in EIMEA, 22.2 percent growth in Americas Adhesives, and 8.6 percent growth in Asia Pacific. The growth is predominately driven by acquisitions.  The positive 3.6 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi and British pound offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Constant currency growth was 37.2 percent in the first six months of 2018 compared to the first six months of 2017. The 37.2 percent constant currency growth in the first six months of 2018 was driven by 80.4 percent growth in Construction Adhesives, 64.8 percent growth in Engineering Adhesives, 33.5 percent growth in EIMEA, 28.1 percent growth in Americas Adhesives, and 5.0 percent growth in Asia Pacific. The growth is predominantly driven by acquisitions. The positive 3.9 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Canadian dollar and Mexican peso offset by a weaker Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Raw materials	$430.0	$312.4	37.6%	$825.9	$585.8	41.0%
Other manufacturing costs	137.0	103.2	32.8%	266.5	194.1	37.3%
Cost of sales	$567.0	$415.6	36.4%	$1,092.4	$779.9	40.1%
Percent of net revenue	71.8%	74.0%		72.7%	73.2%

Cost of sales in the second quarter of 2018 compared to the second quarter of 2017 decreased 220 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 120 basis points in the second quarter of 2018 compared to the second quarter of 2017 primarily due to an increase in product pricing. Other manufacturing costs as a percentage of revenue decreased 100 basis points in the second quarter of 2018 compared to the second quarter of 2017 primarily due to lower restructuring plan costs.

Cost of sales in the first six months of 2018 compared to the first six months of 2017 decreased 50 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue was flat in the first six months of 2018 compared to the first six months of 2017. Other manufacturing costs as a percentage of revenue decreased 50 basis points in the first six months of 2018 compared to the first six months of 2017.

Gross profit:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Gross profit	$222.4	$146.0	52.3%	$410.1	$285.0	43.9%
Percent of net revenue	28.2%	26.0%		27.3%	26.8%

Gross profit in the second quarter of 2018 increased 52.3 percent and gross profit margin increased 220 basis points compared to the second quarter of 2017. The increase in gross profit margin was primarily due to favorable pricing and sales mix.

Gross profit in the first six months of 2018 increased 43.9 percent and gross profit margin increased 50 basis points compared to the first six months of 2017. The increase in gross profit margin was primarily due to favorable pricing and sales mix.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
SG&A	$145.2	$102.8	41.2%	$296.2	$215.7	37.3%
Percent of net revenue	18.4%	18.3%		19.7%	20.3%

SG&A expenses for the second quarter of 2018 increased $42.4 million, or 41.2 percent, compared to the second quarter of 2017.  The increase is mainly due to the impact of acquired businesses and foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first six months of 2018 increased $80.5 million, or 37.3 percent, compared to the first six months of 2017. The increase is mainly due to the impact of acquired businesses and foreign currency exchange rates on spending outside the U.S.

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

Other income (expense), net:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Other income (expense), net	$3.9	$(0.9)	NMP	$4.9	$(0.9)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the second quarter of 2018 included $2.6 million of other income, $1.1 million gain on sale of assets and $0.2 million of currency transaction gains. Other income (expense), net in the second quarter of 2017 included $1.0 million of currency transaction losses.

Other income (expense), net in the first six months of 2018 included a $3.2 million gain on sale of assets and $2.7 million of other income, offset by $1.1 million of foreign currency transaction losses. Other income (expense), net in the first six months of 2017 included $1.0 million of currency transaction losses.

Interest expense, net:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Interest expense, net	$25.2	$7.3	245.2%	$49.7	$15.1	229.1%

Interest expense, net in the second quarter of 2018 included $28.0 of interest expense and $2.8 million of interest income. Interest expense, net in the second quarter of 2017 included $8.1 of interest expense and $0.8 million of interest income. Interest expense, net in the second quarter of 2018 compared to the second quarter of 2017 was higher due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and Public Notes. We capitalized less than $0.1 million of interest expense in both the second quarter of 2018 and the same period last year.

Interest expense, net in the first six months of 2018 included $55.5 of interest expense and $5.8 million of interest income. Interest expense, net in the second quarter of 2017 included $16.5 of interest expense and $1.4 million of interest income. Interest expense, net in the second quarter of 2018 compared to the same period last year was higher due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and Public Notes.  We capitalized $0.1 million of interest expense in both the first six months of 2018 and the same period last year.

Income taxes:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,		June 3,	2018 vs
($ in millions)	2018	2017	2017	2018		2017	2017
Income taxes	$13.5	$11.2	20.5%	$(19.1)		$16.9	NMP
Effective tax rate	24.2%	31.9%		(27.7%	)	31.7%

NMP = Non-meaningful percentage

Income tax expense of $13.5 million in the second quarter of 2018 includes $0.4 million of other discrete tax benefit.  Excluding the discrete tax benefit of $0.4 million, the overall effective tax rate was 25.0 percent. Income tax expense of $11.2 million in the second quarter of 2017 includes $0.8 million of discrete tax expense and $1.9 million of tax benefits from costs primarily related to the restructuring plans and other non-recurring items.  Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.2 percent. The 420 basis point decrease in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the reduction in the U.S. federal income tax rate as a result of U.S. Tax Reform and a favorable mix of earnings in the various countries in which we conduct business.

The income tax benefit of $19.1 million in the first six months of 2018 includes $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $0.7 million of other discrete tax benefit. Excluding the discrete tax benefits of $36.3 million, the overall effective tax rate was 24.8 percent. Income tax expense of $16.9 million in the first six months of 2017 includes $0.9 million of discrete tax expense and $5.9 million of tax benefits from costs primarily related to the restructuring plans and other non-recurring items.  Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.4 percent. The 460 basis point decrease in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the reduction in the U.S. federal income tax rate as a result of U.S. Tax Reform and a favorable mix of earnings in the various countries in which we conduct business.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Income from equity method investments	$2.1	$2.0	5.0%	$4.0	$4.3	(7.0%	)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher net income for the second quarter of 2018 compared to the same period of 2017 relates to higher net income in our joint venture. The lower income for the first six months of 2018 compared to the same period of 2017 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net income attributable to H.B. Fuller	$44.5	$25.9	71.8%	$92.1	$40.7	126.3%
Percent of net revenue	5.6%	4.6%		6.1%	3.8%

The net income attributable to H.B. Fuller for the second quarter of 2018 was $44.5 million compared to $25.9 million for the second quarter of 2017. The diluted earnings per share for the second quarter of 2018 was $0.86 per share as compared to $0.50 per share for the second quarter of 2017.

The net income attributable to H.B. Fuller for the first six months of 2018 was $92.1 million compared to $40.7 million for the first six months of 2017. The diluted earnings per share for the first six months of 2018 was $1.78 per share as compared to $0.79 per share for the first six months of 2017.

Operating Segment Results

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of the first quarter of 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We now have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	June 2, 2018		June 3, 2017		June 2, 2018		June 3, 2017
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$278.0	35%	$229.6	41%	$539.3	36%	$422.8	40%
EIMEA	193.4	25%	135.2	24%	372.0	25%	259.3	24%
Asia Pacific	74.3	9%	64.5	12%	141.0	9%	127.1	12%
Construction Adhesives	121.8	15%	63.8	11%	219.1	15%	120.8	11%
Engineering Adhesives	121.9	16%	68.6	12%	231.1	15%	135.0	13%
Total	$789.4	100%	$561.7	100%	1,502.5	100%	$1,065.0	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	June 2, 2018		June 3, 2017		June 2, 2018		June 3, 2017
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total	Segment Operating Income (Loss)	% of Total
Americas Adhesives	$32.6	42%	$26.5	61%	$50.1	44%	$47.5	68%
EIMEA	14.0	18%	8.1	19%	21.9	19%	9.8	14%
Asia Pacific	5.0	7%	4.8	11%	7.4	7%	6.6	10%
Construction Adhesives	11.7	15%	(1.9)	(4%)	12.9	11%	(2.5)	(4%)
Engineering Adhesives	13.9	18%	5.8	13%	21.6	19%	7.9	12%
Total	$77.2	100%	$43.3	100%	$113.9	100%	$69.3	100%

Americas Adhesives

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$278.0	$229.6	21.1%	$539.3	$422.8	27.6%
Segment operating income	$32.6	$26.5	23.0%	$50.1	$47.5	5.5%
Segment operating margin	11.7%	11.5%		9.3%	11.2%

The following table provides details of the Americas Adhesives net revenue variances:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency growth	22.2%	28.1%
Currency	(1.1%)	(0.5%)
Total	21.1%	27.6%

Net revenue increased 21.1 percent in the second quarter of 2018 compared to the second quarter of 2017.  The 22.2 percent increase in constant currency growth was attributable to a 18.0 percent increase in sales volume, including a 23.2 percent increase due to the Royal Adhesives and Adecol acquisitions, a 3.0 percent increase in product pricing and a favorable 1.2 percent increase in sales mix.  The 1.1 percent negative currency effect was due to the weaker Argentinian peso and Brazilian real offset by the stronger Canadian dollar compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 160 basis points mainly due to an increase in product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 70 basis points primarily due to the impact of acquired businesses. SG&A expenses as a percentage of net revenue increased 70 basis points due to the impact of acquired businesses. Segment operating income increased 23.0 percent and segment operating margin as a percentage of net revenue increased 20 basis points compared to the second quarter of 2017.

Net revenue increased 27.6 percent in the first six months of 2018 compared to the first six months of 2017. The 28.1 percent increase in constant currency growth was attributable to a 25.1 percent increase in sales volume, including a 27.1 percent increase due to the Royal Adhesives and Adecol acquisitions, a 2.1 percent increase in product pricing and a favorable 0.9 percent increase in sales mix. The 0.5 percent negative currency effect was due to the weaker Argentinian peso and Brazilian real offset by the stronger Canadian dollar and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 40 basis points mainly due to higher raw material costs, offset by increased product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 120 basis points, primarily due to higher delivery costs and the impact of acquired businesses. Segment operating income increased 5.5 percent and segment operating margin as a percentage of net revenue decreased 200 basis points compared to the first six months of 2017.

EIMEA

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$193.4	$135.2	43.0%	$372.0	$259.3	43.5%
Segment operating income	$14.0	$8.1	72.8%	$21.9	$9.8	123.5%
Segment operating margin	7.2%	6.0%		5.9%	3.8%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency growth	33.7%	33.5%
Currency	9.3%	10.0%
Total	43.0%	43.5%

Net revenue increased 43.0 percent in the second quarter of 2018 compared to the second quarter of 2017.  The 33.7 percent increase in constant currency growth was attributable to a 28.4 percent increase in sales volume, including a 29.9 percent increase due to the Royal Adhesives acquisition, a 4.8 percent increase in product pricing and a 0.5 percent increase due to favorable sales mix.  The positive currency effect of 9.3 percent was primarily the result of a stronger Euro and British pound offset by a weaker Turkish lira compared to the U.S. dollar.  Raw material cost as a percentage of net revenue increased 90 basis points in the second quarter of 2018 compared to the second quarter 2017 primarily due to higher raw material costs offset by increased product pricing.  Other manufacturing costs as a percentage of net revenue were 170 basis points lower than the second quarter of 2017 primarily due to lower restructuring plan costs and the impact of the Royal Adhesives acquisition.  Segment operating income increased 72.8 percent and segment operating margin increased 120 basis points compared to the second quarter of 2017.

Net revenue increased 43.5 percent in the first six months of 2018 compared to the first six months of 2017.  The 33.5 percent increase in constant currency growth was attributable to a 29.2 percent increase in sales volume, including a 29.7 percent increase due to the Royal Adhesives acquisition, a 4.0 percent increase in product pricing and a 0.3 percent increase due to favorable sales mix.  The positive currency effect of 10.0 percent was primarily the result of a stronger Euro and British pound offset by a weaker Turkish lira compared to the U.S. dollar.  Raw material cost as a percentage of net revenue increased 150 basis points in the first six months of 2018 compared to the first six months 2017 primarily due to higher raw material costs and unfavorable sales mix offset by increased product pricing.  Other manufacturing costs as a percentage of net revenue were 200 basis points lower than the first six months of 2017 primarily due to lower restructuring plan costs and the impact of the Royal Adhesives acquisition.  SG&A expenses as a percentage of net revenue decreased 160 basis points due to lower restructuring plan costs. Segment operating income increased 123.5 percent and segment operating margin increased 210 basis points compared to the first six months of 2017.

Asia Pacific
	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$74.3	$64.5	15.2%	$141.0	$127.1	10.9%
Segment operating income	$5.0	$4.8	4.2%	$7.4	$6.6	12.1%
Segment operating margin	6.7%	7.4%		5.2%	5.2%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency growth	8.6%	5.0%
Currency	6.6%	5.9%
Total	15.2%	10.9%

Net revenue in the second quarter of 2018 increased 15.2 percent compared to the second quarter of 2017.  The 8.6 percent increase in constant currency growth was attributable to an 8.7 percent increase in sales volume, including a 1.4 percent increase due to the Royal Adhesives acquisition, a 0.6 percent increase in product pricing, offset by a 0.7 percent decrease due to unfavorable sales mix.  Positive currency effects of 6.6 percent compared to the second quarter of 2017 were primarily driven by the stronger Chinese renminbi and Malaysian ringgit compared to the U.S. dollar.  Raw material costs as a percentage of net revenue decreased 70 basis points compared to the second quarter of 2017 primarily due to increased product pricing and lower raw material costs.  Other manufacturing costs as a percentage of net revenue increased 60 basis points compared to the second quarter of 2017 primarily due to lower production volume.  SG&A expenses as a percentage of net revenue increased 80 basis points. Segment operating income increased 4.2 percent and segment operating margin decreased 70 basis points compared to the second quarter of 2017.

Net revenue in the first six months of 2018 increased 10.9 percent compared to the first six months of 2017.  The 5.0 percent increase in constant currency growth was attributable to a 4.7 percent increase in sales volume, including a 1.7 percent increase due to the Royal Adhesives acquisition and a 0.7 percent increase in product pricing, offset slightly by a 0.4 percent decrease due to unfavorable sales mix.  Positive currency effects of 5.9 percent compared to the first six months of 2017 were primarily driven by the stronger Chinese renminbi and Malaysian ringgit compared to the U.S. dollar.  Raw material costs as a percentage of net revenue decreased 10 basis points compared to the first six months 2017.  Other manufacturing costs as a percentage of net revenue decreased 40 basis points compared to the first six months of 2017.  SG&A expenses as a percentage of net revenue increased 50 basis points. Segment operating income increased 12.1 percent and segment operating margin remained flat compared to the first six months of 2017.

Construction Adhesives

	Three Months Ended				Six Months Ended
	June 2,	June 3,		2018 vs	June 2,	June 3,		2018 vs
($ in millions)	2018	2017		2017	2018	2017		2017
Net revenue	$121.8	$63.8		90.9%	$219.1	$120.8		81.3%
Segment operating income	$11.7	$(1.9)		NMP	$12.9	$(2.5)		NMP
Segment operating margin	9.6%	(2.9%	)		5.9%	(2.1%	)

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency growth	90.1%	80.4%
Currency	0.8%	0.9%
Total	90.9%	81.3%

Net revenue increased 90.9 percent in the second quarter of 2018 compared to the second quarter of 2017.  The 90.1 percent increase in constant currency growth was driven by a 90.2 percent increase in sales volume, including a 90.4 percent increase due to the Royal Adhesives acquisition, and a 0.5 percent increase due to favorable sales mix, offset by a 0.6 percent decrease in product pricing. The positive currency effect of 0.8 percent was due to the stronger Euro and Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 300 basis points higher in the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher raw material costs and the impact of the Royal Adhesives acquisition offset by increased product pricing.  Other manufacturing costs as a percentage of net revenue were 1,440 basis points lower in the second quarter of 2018 compared to the second quarter of 2017 primarily due to lower restructuring plan costs and the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 120 basis points due to lower restructuring plan costs. Segment operating income increased $13.6 million and segment operating margin increased 1,260 basis points compared to the second quarter of 2017.

Net revenue increased 81.3 percent in the first six months of 2018 compared to the first six months of 2017.  The 80.4 percent increase in constant currency growth was driven by an 80.9 percent increase in sales volume, including an 82.9 percent increase due to the Royal Adhesives acquisition, offset by a 0.1 percent decrease due to an unfavorable sales mix, and a 0.4 percent decrease in product pricing. The positive currency effect of 0.9 percent was due to the stronger Euro and Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 200 basis points higher in the first six months of 2018 compared to last year primarily due to higher raw material costs and the impact of the Royal Adhesives acquisition.  Other manufacturing costs as a percentage of net revenue were 970 basis points lower in the first six months of 2018 compared to the first six months of 2017 primarily due to lower restructuring plan costs.  Segment operating income increased $15.4 million and segment operating margin increased 800 basis points compared to the first six months of 2017.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	June 2,	June 3,	2018 vs	June 2,	June 3,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$121.9	$68.6	77.7%	$231.1	$135.0	71.2%
Segment operating income	$13.9	$5.8	139.7%	$21.6	$7.9	173.4%
Segment operating margin	11.4%	8.5%		9.3%	5.8%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended June 2, 2018	Six Months Ended June 2, 2018
	vs June 3, 2017	vs June 3, 2017
Constant currency growth	70.0%	64.8%
Currency	7.7%	6.4%
Total	77.7%	71.2%

Net revenue increased 77.7 percent in the second quarter of 2018 compared to the second quarter of 2017.  The 70.0 percent increase in constant currency growth was attributable to a 62.0 percent increase in sales volume, including a 52.5 percent increase due to the acquisition of Royal Adhesives, a 6.8 percent increase in product pricing and a 1.2 percent increase due to favorable sales mix.  Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 7.7 percent compared to the second quarter of 2017 were primarily driven by the stronger Chinese renminbi, Euro and British pound compared to the U.S. dollar.  Raw material cost as a percentage of net revenue was 370 basis points lower in the second quarter of 2018 compared to the second quarter of 2017 due to increased product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue were 370 basis points higher in the second quarter of 2018 compared to the second quarter of 2017 due to the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 290 basis points due to the net mark to market adjustment related to the Tonsan contingent consideration liability, higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 139.7 percent and segment operating margin increased 290 basis points compared to the second quarter of 2017.

Net revenue increased 71.2 percent in the first six months of 2018 compared to the first six months of 2017.  The 64.8 percent increase in constant currency growth was attributable to a 57.4 percent increase in sales volume, including a 49.8 percent increase due to the acquisition of Royal Adhesives, a 5.7 percent increase in product pricing and a 1.7 percent increase due to favorable sales mix. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 6.4 percent compared to the first six months of 2017 were primarily driven by the stronger Chinese renminbi, Euro and British pound compared to the U.S. dollar.  Raw material cost as a percentage of net revenue was 230 basis points lower in the first six months of 2018 compared to the first six months of 2017 due to increased product pricing and the impact of the Royal Adhesives acquisition, partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue were 320 basis points higher in the first six months of 2018 compared to the first six months of 2017 due to the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 430 basis points due to the net mark to market adjustment related to the Tonsan contingent consideration liability, higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 173.4 percent and segment operating margin increased 340 basis points compared to the first six months of 2017.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 2, 2018 were $129.2 million compared to $194.4 million as of December 2, 2017 and $94.1 million as of June 3, 2017. The majority of the $129.2 million in cash and cash equivalents as of June 2, 2018 was held outside the United States. Total long and short-term debt was $2,405.0 million as of June 2, 2018, $2,451.9 million as of December 2, 2017 and $786.1 million as of June 3, 2017. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 68.0 percent as of June 2, 2018 as compared to 60.3 percent as of December 2, 2017 and 44.2 percent as of June 3, 2017.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At June 2, 2018, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of June 2, 2018
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 6.25	4.9

●	TTM = Trailing 12 months

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

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	June 2,	June 3,
	2018	2017
Net working capital as a percentage of annualized net revenue[1]	19.6%	22.2%
Accounts receivable DSO[2]	54 Days	61 Days
Inventory days on hand[3]	68 Days	70 Days
Free cash flow after dividends[4]	$(26.2)	$(8.9)
Total debt to total capital ratio[5]	68.0%	44.2%

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

[4]

Year-to-date net cash provided by operating activities, less purchased property, plant and equipment and dividends paid. See reconciliation to Net cash provided by operating activities from continuing operations below.

[5]	Total debt divided by (total debt plus total stockholders’ equity).

Free cash flow after dividends, a non-GAAP financial measure, is defined as net cash provided by operations less purchased property, plant and equipment and dividends paid. Free cash flow after dividends is an integral financial measure used by the Company to assess its ability to generate cash in excess of its operating needs, therefore, the Company believes this financial measure provides useful information to investors. The following table reflects the manner in which free cash flow after dividends is determined and provides a reconciliation of free cash flow after dividends to net cash provided by operating activities from continuing operations, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Reconciliation of "Net cash provided by operating activities from continuing operations" to Free cash flow after dividends

	Six Months Ended
($ in millions)	June 2, 2018	June 3, 2017
Net cash provided by operating activities from continuing operations	$22.4	$32.8
Less: Purchased property, plant and equipment	33.2	27.1
Less: Dividends paid	15.4	14.6
Free cash flow after dividends	$(26.2)	$(8.9)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	June 2,	June 3,
($ in millions)	2018	2017
Net cash provided by operating activities	$22.4	$32.8

Net income including non-controlling interests was $92.1 million in the first six months of 2018 compared to $40.7 million in the first six months of 2017. Depreciation and amortization expense totaled $72.7 million in the first six months of 2018 compared to $39.2 million in the first six months of 2017. Accrued compensation was a use of cash of $18.0 million in 2018 compared to $4.7 million last year related to higher accruals for our employee incentive plans. Other assets was a use of cash of $49.2 million in the six months ending June 2, 2018 compared to a source of cash $12.6 million in the same period last year. Other liabilities was a source of cash of $0.2 million in the first six months of 2018 compared to $3.3 million in the first six months of 2017.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $58.4 million compared $34.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	June 2,	June 3,
($ in millions)	2018	2017
Trade receivables, net	$(12.5)	$(9.9)
Inventory	(53.6)	(45.4)
Trade payables	7.7	20.4
Total cash flow impact	$(58.4)	$(34.9)

●

Trade Receivables, net – Trade Receivables, net was a use of cash of $12.5 million and $9.9 million in 2018 and 2017, respectively. The higher use of cash in 2018 compared 2017 was due to an increase in trade receivables in the current year compared to the prior year. The DSO were 54 days at June 2, 2018 and 61 days at June 3, 2017.

●

Inventory – Inventory was a use of cash of $53.6 million and $45.4 million in 2018 and 2017, respectively. The higher use of cash in 2018 is due to higher raw material costs and increasing inventory levels to maintain service levels while integrating our acquisitions. Inventory days on hand were 68 days as of June 2, 2018 and 70 days as of June 3, 2017.

●

Trade Payables – For the first six months of 2018, trade payables was a source of cash of $7.7 million compared to $20.4 million in 2017. The lower source of cash in 2017 compared to 2018 reflects higher payments on trade payables compared to the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	June 2,	June 3,
($ in millions)	2018	2017
Net cash used in investing activities	$(30.5)	$(150.8)

Purchases of property, plant and equipment were $33.2 million during the six months ended June 2, 2018 as compared to $27.1 million for the same period of 2017. During the six months ended June 3, 2017, we acquired Wisdom Adhesives for $123.3 million.

Cash Flows from Financing Activities:

	Six Months Ended
	June 2,	June 3,
($ in millions)	2018	2017
Net cash provided by (used in) financing activities	$(57.3)	$68.4

We did not have any proceeds from the issuance of long-term debt in the first six months ended June 2, 2018 as compared to $598.0 million of proceeds from the issuance of long-term debt in the same period of 2017, which consisted primarily of $300.0 million of proceeds from the issuance of the 4.000% Notes, $100.0 million of proceeds from our refinanced Term Loan B Credit Agreement and $198.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives. Repayments of long-term debt were $25.8 million in the first six months ended June 2, 2018 and $505.6 million in the first six months ended June 3, 2017. We also paid $3.8 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first six months of 2017. Net payment of notes payable were $14.0 million in 2018 compared to $10.3 million in 2017. Cash dividends paid were $15.4 million in 2018 compared to $14.6 million in 2017. Repurchases of common stock were $4.5 million in the six months ended June 2, 2018 compared to $8.9 million in the same period of 2017.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of June 2, 2018 would have resulted in a change in net income of approximately $5.3 million or $0.10 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 55 percent of net revenue was generated outside of the United States for the second quarter of 2018. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on financial results for the second quarter of 2018, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $4.2 million or $0.08 per diluted share. Based on financial results and foreign currency balance sheet positions as of June 2, 2018, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $6.1 million or $0.12 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the first quarter of 2018, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $6.2 million or $0.12 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 2, 2018.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of June 2, 2018, our disclosure controls and procedures were effective. We acquired Adecol on November 1, 2017 and Royal Adhesives on October 20, 2017 and have not yet included Adecol and Royal Adhesives in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Adecol and Royal Adhesives. For the three months ended June 2, 2018, Adecol and Royal Adhesives accounted for $187.6 million of our total net revenue. For the six months ended June 2, 2018, Adecol and Royal Adhesives accounted for $349.4 million of our total net revenue, and as of June 2, 2018 had total assets of $2,837.5 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of June 2, 2018, we had reserved $11.0 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.9 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in millions)	June 2, 2018	June 3, 2017	December 2, 2017
Lawsuits and claims settled	3	7	9
Settlement amounts	$0.2	$1.4	$1.7
Insurance payments received or expected to be received	$0.2	$1.1	$1.4

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

We have retained legal counsel to conduct an internal investigation of possible resale of our products by certain customers to Iran contrary to U.S. law and regulations and our compliance policy. The sales to those particular customers being investigated represented less than one percent of our net revenue in each of our last three fiscal years.  The investigation also includes a review of sales by our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014) in possible violation of the sanctions regulations of the Office of Foreign Assets Control (“OFAC”) and other applicable laws and regulations.  In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC.  At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended June 2, 2018 is as follows:

Period	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

March 4, 2018 - April 7, 2018	$-	$187,170

April 8, 2018 - May 5, 2018	$-	$187,170

May 5, 2018 - June 2, 2018	$-	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 2, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 29, 2018	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 2, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.