Form 10-Q
period 2018-09-01
FULLER H B CO
filed 2018-09-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2018

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,695,705 as of September 21, 2018.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net revenue	$770,107	$562,869	$2,272,573	$1,627,843
Cost of sales	(552,903)	(412,469)	(1,645,279)	(1,192,409)
Gross profit	217,204	150,400	627,294	435,434
Selling, general and administrative expenses	(146,069)	(110,219)	(442,288)	(325,904)
Operating income	71,135	40,181	185,006	109,530
Other income (expense), net	(1,375)	(602)	3,508	(1,506)
Interest expense, net	(24,924)	(7,348)	(74,651)	(22,461)
Income before income taxes and income from equity method investments	44,836	32,231	113,863	85,563
Income taxes	(9,300)	(9,262)	9,844	(26,178)
Income from equity method investments	2,200	2,170	6,160	6,449
Net income including non-controlling interests	37,736	25,139	129,867	65,834
Net income attributable to non-controlling interests	(6)	(1)	(4)	(34)
Net income attributable to H.B. Fuller	$37,730	$25,138	$129,863	$65,800

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.75	0.50	2.57	1.31
Diluted	0.72	0.49	2.50	1.28

Weighted-average common shares outstanding:
Basic	50,632	50,384	50,551	50,374
Diluted	52,138	51,605	51,961	51,584

Dividends declared per common share	$0.155	$0.15	$0.460	$0.44

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Net income including non-controlling interests	$37,736	$25,139	$129,867	$65,834
Other comprehensive (loss) income
Foreign currency translation	(36,814)	29,090	(56,116)	37,084
Defined benefit pension plans adjustment, net of tax	1,638	1,627	4,958	4,810
Interest rate swaps, net of tax	(1,441)	10	19,095	30
Cash flow hedges, net of tax	(1,215)	(99)	(8,068)	7
Other comprehensive (loss) income	(37,832)	30,628	(40,131)	41,931
Comprehensive (loss) income	(96)	55,767	89,736	107,765
Less: Comprehensive (loss) income attributable to non-controlling interests	(1)	(11)	(21)	23
Comprehensive (loss) income attributable to H.B. Fuller	$(95)	$55,778	$89,757	$107,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited) September 1, 2018	December 2, 2017
Assets
Current assets:
Cash and cash equivalents	$150,084	$194,398
Trade receivables (net of allowances of $14,796 and $11,670, as of September 1, 2018 and December 2, 2017, respectively)	465,942	473,700
Inventories	401,091	359,505
Other current assets	150,739	117,389
Total current assets	1,167,856	1,144,992

Property, plant and equipment	1,295,408	1,288,287
Accumulated depreciation	(653,197)	(618,093)
Property, plant and equipment, net	642,211	670,194

Goodwill	1,316,917	1,336,684
Other intangibles, net	930,210	1,001,792
Other assets	232,583	206,984
Total assets	$4,289,777	$4,360,646

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$17,411	$31,468
Current maturities of long-term debt	56,090	21,515
Trade payables	256,042	268,467
Accrued compensation	76,554	84,903
Income taxes payable	53,969	14,335
Other accrued expenses	58,463	84,225
Total current liabilities	518,529	504,913

Long-term debt, excluding current maturities	2,290,736	2,398,927
Accrued pension liabilities	74,819	71,205
Other liabilities	277,719	341,581
Total liabilities	3,161,803	3,316,626

Commitments and contingencies (Note 16)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,687,368 and 50,388,839, as of September 1, 2018 and December 2, 2017, respectively	50,687	50,389
Additional paid-in capital	91,996	74,662
Retained earnings	1,244,021	1,119,231
Accumulated other comprehensive loss	(259,102)	(200,655)
Total H.B. Fuller stockholders' equity	1,127,602	1,043,627
Non-controlling interest	372	393
Total equity	1,127,974	1,044,020
Total liabilities, non-controlling interest and total equity	$4,289,777	$4,360,646

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balance at December 3, 2016	$50,141	$59,564	$1,090,900	$(262,729)	$393	$938,269
Comprehensive income	-	-	58,242	62,074	39	120,355
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017	50,389	74,662	1,119,231	(200,655)	393	1,044,020
Comprehensive income (loss)	-	-	129,863	(40,106)	(21)	89,736
Dividends	-	-	(23,414)	-	-	(23,414)
Stock option exercises	168	5,060	-	-	-	5,228
Share-based compensation plans other, net	220	16,737	-	-	-	16,957
Repurchases of common stock	(90)	(4,463)	-	-	-	(4,553)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at September 1, 2018	$50,687	$91,996	$1,244,021	$(259,102)	$372	$1,127,974

H.B. FULLER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 1, 2018	September 2, 2017
Cash flows from operating activities:
Net income including non-controlling interests	$129,867	$65,834
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	51,527	36,375
Amortization	57,635	23,128
Deferred income taxes	(51,703)	1,660
Income from equity method investments, net of dividends received	(1,182)	(2,639)
Gain on sale of assets	(3,145)	(149)
Share-based compensation	15,439	12,034
Excess tax benefit from share-based compensation	-	(1,504)
Gain on mark to market adjustment related to contingent consideration liability	(2,323)	(2,453)
Non-cash charge for sale of inventories revalued at acquisition	-	193
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(15,087)	(14,016)
Inventories	(60,188)	(55,339)
Other assets	(47,544)	2,460
Trade payables	3,789	23,022
Accrued compensation	(6,213)	3,881
Other accrued expenses	(20,944)	(5,755)
Income taxes payable	17,892	(7,252)
Accrued / prepaid pensions	(7,209)	(3,969)
Other liabilities	(566)	12,639
Other	46,771	(17,345)
Net cash provided by operating activities	106,816	70,805

Cash flows from investing activities:
Purchased property, plant and equipment	(46,520)	(35,511)
Purchased businesses, net of cash acquired	2,389	(123,305)
Purchased investments	-	(1,250)
Proceeds from sale of property, plant and equipment	2,178	745
Net cash used in investing activities	(41,953)	(159,321)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	643,000
Repayment of long-term debt and payment of debt issuance costs	(70,750)	(540,524)
Net payment of notes payable	(9,849)	(10,921)
Dividends paid	(23,263)	(22,058)
Purchase of redeemable non-controlling interest	-	(3,127)
Proceeds from stock options exercised	5,228	15,033
Excess tax benefit from share-based compensation	-	1,504
Repurchases of common stock	(4,553)	(21,717)
Net cash (used in) provided by financing activities	(103,187)	61,190

Effect of exchange rate changes on cash and cash equivalents	(5,990)	4,676
Net change in cash and cash equivalents	(44,314)	(22,650)

Cash and cash equivalents at beginning of period	194,398	142,245
Cash and cash equivalents at end of period	$150,084	$119,595

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$151	$231
Cash paid for interest, net of amount capitalized of $227 and $201 for the periods ended September 1, 2018 and September 2, 2017, respectively	$84,189	$25,823
Cash paid for income taxes, net of refunds	$27,492	$22,044

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted. We will apply this guidance to applicable transactions after the adoption date.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The ASU requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Our effective date for adoption of this guidance is our fiscal year beginning November 28, 2021 with early adoption permitted. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. The amendments in this ASU are effective in the same timeframe as ASU No. 2016-02 as discussed below. We are incorporating this ASU into our assessment and adoption of ASU No. 2016-02.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU No. 2016-02. The amendments in this ASU are effective in the same timeframe as ASU No. 2016-02 as discussed below.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU addresses the stranded income tax effects in accumulated other comprehensive income resulting from the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. In accordance with ASC Topic 740, the effect of the reduced corporate income tax rate on deferred tax assets and liabilities is included in income from continuing operations during the nine months ended September 1, 2018. Tax effects on items within accumulated other comprehensive income were left stranded at the historical tax rate. This guidance allows entities to reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings. Our effective date for adoption of ASU No. 2018-02 is our fiscal year beginning December 1, 2019, with early adoption permitted. We elected to early adopt the guidance during the first quarter of 2018 using the security-by-security approach. The adoption of this ASU resulted in an $18,341 reclassification from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. We adopted this guidance during the first quarter of 2018. As a result of adoption, excess tax benefits/deficiencies are now recorded as income tax expense and are dependent upon market prices and the volume of stock option exercises and restricted stock vestings during the reporting period. Excess tax benefits of $266 and $1,095 were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income during the three and nine months ended September 1, 2018, respectively. Excess tax benefits/deficiencies are now also classified as operating activities within the statement of cash flows and are excluded from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Cash payments to tax authorities for withheld shares in net-settlement features are classified as financing activities. These changes are applied prospectively, with the exception of the classification of cash payments to tax authorities in the statement of cash flows, which were already classified as financing activities. Therefore, no prior period adjustments were made as a result of the adoption of this guidance. We are continuing our existing practice of estimating the number of awards that will be forfeited in accordance with this ASU.

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

The acquisition fair value measurement was preliminary as of September 1, 2018, subject to the completion of the valuation of Adecol and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	September 1, 2018
Current assets	$17,877	$(1,504)	$16,373
Property, plant and equipment	7,308	302	7,610
Goodwill	23,282	1,015	24,297
Other intangibles
Customer relationships	17,016	(383)	16,633
Trademarks/trade names	1,363	(65)	1,298
Other assets	4,811	-	4,811
Current liabilities	(12,765)	112	(12,653)
Other liabilities	(14,210)	523	(13,687)
Total purchase price	$44,682	$-	$44,682

The preliminary expected lives of the acquired intangible assets are 13 years for customer relationships and five years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $24,297 to goodwill for the expected synergies from combining Adecol with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The acquisition is expected to expand our presence in North America, Europe and China and add new technology and packaging capabilities. The initial purchase price of $1,622,728 was funded through new debt financing. During the third quarter of 2018, we received $2,389 of cash adjusting the purchase price to a final purchase price of $1,620,339. Royal Adhesives is included in multiple operating segments.

The acquisition fair value measurement was preliminary as of September 1, 2018, subject to the completion of the valuation of Royal Adhesives and further management reviews and assessment of the preliminary fair values of the assets acquired and liabilities assumed. We expect the fair value measurement process to be completed when the final appraisals are available, but no later than twelve months from the acquisition date.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	December 2, 2017	Adjustments	September 1, 2018
Accounts receivable	$64,904	$1,287	$66,191
Inventory	93,680	238	93,918
Other current assets	58,508	582	59,090
Property, plant and equipment	126,192	(6,055)	120,137
Goodwill	866,013	1,603	867,616
Other intangibles
Developed technology	59,800	(100)	59,700
Customer relationships	645,300	19,300	664,600
Trademarks/trade names	53,600	(22,600)	31,000
Other assets	1,443	(36)	1,407
Accounts payable	(40,211)	1,821	(38,390)
Other current liabilities	(37,261)	123	(37,138)
Other liabilities	(269,240)	1,448	(267,792)
Total purchase price	$1,622,728	$(2,389)	$1,620,339

The preliminary expected lives of the acquired intangible assets are 15 years for developed technology, 18 years for customer relationships and 15 years for trademarks/trade names.

Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $867,616 to goodwill for the expected synergies from combining Royal Adhesives with our existing business. The goodwill was assigned to multiple operating segments. The amount of goodwill that is deductible for tax purposes is $38,275. The remaining goodwill is not deductible for tax purposes.

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

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company and other actions to optimize operations during the nine months ended September 1, 2018 and September 2, 2017. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Nine Months Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Cost of sales	$1,939	$471	$3,127	$9,370
Selling, general and administrative	864	799	2,829	7,702
	$2,803	$1,270	$5,956	$17,072

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended		Nine Months Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Americas Adhesives	$602	$283	$1,458	$2,048
EIMEA	478	704	1,003	6,759
Asia Pacific	3	45	6	1,932
Construction Adhesives	1,748	164	3,102	5,622
Engineering Adhesives	(28)	74	387	711
	$2,803	$1,270	$5,956	$17,072

A summary of the restructuring liability is presented below:

	Employee- Related	Asset-Related	Other	Total
Expenses incurred	$10,266	$5,394	$2,371	$18,031
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(9,210)	(1,103)	(2,351)	(12,664)
Foreign currency translation	430	-	-	430
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	4,151	1,554	251	5,956
Non-cash charges	-	(1,027)	-	(1,027)
Cash payments	(2,198)	(527)	(271)	(2,996)
Foreign currency translation	(38)	-	-	(38)
Balance at September 1, 2018	$3,401	$-	$-	$3,401

Non-cash charges for the nine months ended September 1, 2018 include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Non-cash charges for the nine months ended September 2, 2017 include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of a provision related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	September 1,	December 2,
	2018	2017
Raw materials	$192,526	$174,325
Finished goods	221,658	198,273
LIFO reserve	(13,093)	(13,093)
Total inventories	$401,091	$359,505

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the nine months ended September 1, 2018 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 2, 2017	$373,328	$177,464	$21,514	$324,860	$439,518	$1,336,684
Acquisitions [1]	2,550	20,582	(194)	(14,322)	(5,998)	2,618
Currency impact	(3,839)	(7,709)	67	(332)	(10,572)	(22,385)
Balance at September 1, 2018	$372,039	$190,337	$21,387	$310,206	$422,948	$1,316,917

[1]	Adjustments to preliminary goodwill for Royal Adhesives and Adecol as of September 1, 2018.

As discussed in Note 17, as of the beginning of fiscal 2018, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. This resulted in a change in our reporting units. We allocated goodwill to our reporting units using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	September 1, 2018
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	All Other	Total
Original cost	$130,971	$956,923	$109,304	$1,197,198
Accumulated amortization	(35,024)	(184,777)	(47,693)	(267,494)
Net identifiable intangibles	$95,947	$772,146	$61,611	$929,704

	December 2, 2017
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	All Other	Total
Original cost	$132,495	$968,060	$110,576	$1,211,131
Accumulated amortization	(27,478)	(144,964)	(37,417)	(209,859)
Net identifiable intangibles	$105,017	$823,096	$73,159	$1,001,272

Amortization expense with respect to amortizable intangible assets was $19,116 and $7,899 for the three months ended September 1, 2018 and September 2, 2017, respectively, and $57,635 and $23,128 for the nine months ended September 1, 2018 and September 2, 2017, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

Fiscal Year	Remainder 2018	2019	2020	2021	2022	Thereafter
Amortization Expense	$19,024	$75,846	$73,309	$71,767	$69,193	$620,565

Non-amortizable intangible assets as of September 1, 2018 and December 2, 2017 are $506 and $520, respectively and are related to trademarks and trade names.

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

On April 23, 2018, we amended our Term Loan B Credit Agreement to reduce the interest rate from LIBOR plus 2.25 percent to LIBOR plus 2.00 percent. Fixed interest rates related to swap agreements disclosed have been updated to reflect the amendment.

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the nine months ended September 1, 2018 and September 2, 2017 was calculated using the following weighted average assumptions:

Three Months Ended	Nine Months Ended
September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Expected life (in years)	4.75	4.75	4.75	4.75
Weighted-average expected volatility	23.36%	23.91%	23.30%	24.84%
Expected volatility	23.36%	23.91%	23.18%	-	23.58%	23.91%	-	24.88%
Risk-free interest rate	2.72%	1.85%	2.38%	-	2.90%	1.89%
Expected dividend yield	1.16%	1.15%	1.14%	1.12%
Weighted-average fair value of grants	$11.75	$10.58	$11.38	$10.81

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

Total share-based compensation expense was $5,005 and $3,191 for the three months ended September 1, 2018 and September 2, 2017, respectively, and $15,439 and $12,034 for the nine months ended September 1, 2018 and September 2, 2017, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense. Beginning with the nine months ended September 1, 2018, excess tax benefits are recorded as income tax expense in accordance with ASU No. 2016-09. For the three and nine months ended September 2, 2017, there was $151 and $1,504 of excess tax benefit recognized in additional paid-in capital, respectively.

As of September 1, 2018, there was $14,784 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation costs related to unvested restricted stock units was $11,749, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Option Activity

The stock option activity for the nine months ended September 1, 2018 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 2, 2017	3,860,764	$42.28
Granted	810,306	53.07
Exercised	(163,190)	30.86
Forfeited or cancelled	(6,281)	44.00
Outstanding at September 1, 2018	4,501,599	$44.64

The fair value of options granted during the three months ended September 1, 2018 and September 2, 2017 was $180 and $46, respectively. Total intrinsic value of options exercised during the three months ended September 1, 2018 and September 2, 2017 was $2,066 and $474, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the nine months ended September 1, 2018 and September 2, 2017 was $9,217 and $7,803, respectively. Total intrinsic value of options exercised during the nine months ended September 1, 2018 and September 2, 2017 was $3,876 and $7,099, respectively.

Proceeds received from option exercises during the three months ended September 1, 2018 and September 2, 2017 were $2,841 and $1,107, respectively, and $5,228 and $15,033 during the nine months ended September 1, 2018 and September 2, 2017, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the nine months ended September 1, 2018 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 2, 2017	462,241	$44.80	1.0
Granted	147,601	51.29	2.4
Vested	(190,249)	43.67	-
Forfeited	(2,947)	47.20	1.3
Nonvested at September 1, 2018	416,646	$47.60	1.2

Total fair value of restricted stock vested during the three months ended September 1, 2018 and September 2, 2017 was $278 and $250, respectively. Total fair value of restricted stock vested during the nine months ended September 1, 2018 and September 2, 2017 was $8,755 and $7,643, respectively. The total fair value of nonvested restricted stock at September 1, 2018 was $19,831.

We repurchased 1,945 and 1,837 restricted stock shares during the three months ended September 1, 2018 and September 2, 2017, respectively, and 68,881 and 55,646 restricted stock shares during the nine months ended September 1, 2018 and September 2, 2017, respectively. The repurchases relate to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the nine months ended September 1, 2018 is presented below:

	Non-employee Directors	Employees	Total
Units outstanding December 2, 2017	443,570	31,606	475,176
Participant contributions	11,738	6,274	18,012
Company match contributions	19,610	627	20,237
Payouts	-	(6,090)	(6,090)
Units outstanding September 1, 2018	474,918	32,417	507,335

Deferred compensation units are fully vested at the date of contribution.

Note 9: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended September 1, 2018 and September 2, 2017
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2018	2017	2018	2017	2018	2017
Service cost	$14	$27	$566	$546	$43	$52
Interest cost	3,419	3,603	1,141	1,199	371	399
Expected return on assets	(6,541)	(6,365)	(2,710)	(2,510)	(1,724)	(1,447)
Amortization:
Prior service cost	7	8	(1)	(1)	-	-
Actuarial loss	1,476	1,308	710	893	15	251
Net periodic (benefit) cost	$(1,625)	$(1,419)	$(294)	$127	$(1,295)	$(745)

	Nine Months Ended September 1, 2018 and September 2, 2017
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2018	2017	2018	2017	2018	2017
Service cost	$42	$83	$1,746	$1,566	$129	$156
Interest cost	10,257	10,809	3,526	3,490	1,113	1,195
Expected return on assets	(19,623)	(19,093)	(8,385)	(7,301)	(5,172)	(4,341)
Amortization:
Prior service cost	21	22	(3)	(3)	-	-
Actuarial loss	4,428	3,922	2,191	2,581	45	757
Net periodic (benefit) cost	$(4,875)	$(4,257)	$(925)	$333	$(3,885)	$(2,233)

Note 10: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended September 1, 2018				Three Months Ended September 2, 2017
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$37,730	$6	-	-	$25,138	$1
Foreign currency translation adjustment¹	$(36,807)	-	(36,807)	(7)	$29,102	-	29,102	(12)
Reclassification to earnings:
Defined benefit pension plans adjustment²	2,207	$(569)	1,638	-	2,459	$(832)	1,627	-
Interest rate swap³	(1,921)	480	(1,441)	-	16	(6)	10	-
Cash flow hedges³	(1,093)	(122)	(1,215)	-	(160)	61	(99)	-
Other comprehensive income (loss)	$(37,614)	$(211)	(37,825)	(7)	$31,417	$(777)	30,640	(12)
Comprehensive income (loss)			$(95)	$(1)			$55,778	$(11)

	Nine Months Ended September 1, 2018				Nine Months Ended September 2, 2017
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$129,863	$4	-	-	$65,800	$34
Foreign currency translation adjustment¹	$(56,091)	-	(56,091)	(25)	$37,095	-	37,095	(11)
Reclassification to earnings:
Defined benefit pension plans adjustment²	6,683	$(1,725)	4,958	-	7,279	$(2,469)	4,810	-
Interest rate swap³	24,918	(5,823)	19,095	-	48	(18)	30	-
Cash flow hedges³	(5,606)	(2,462)	(8,068)	-	11	(4)	7	-
Other comprehensive income (loss)	$(30,096)	$(10,010)	(40,106)	(25)	$44,433	$(2,491)	41,942	(11)
Comprehensive income (loss)			$89,757	$(21)			$107,742	$23

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries. The foreign currency translation adjustment for the nine months ended September 2, 2017 includes $11,317 related to the impact of the change in functional currency for our subsidiaries in Latin America.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	September 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(112,225)	$(112,175)	$(50)
Defined benefit pension plans adjustment, net of taxes of $72,657	(136,213)	(136,213)	-
Interest rate swap, net of taxes of ($7,006)	21,017	21,017	-
Cash flow hedges, net of taxes of $814	(13,390)	(13,390)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(259,152)	$(259,102)	$(50)

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(56,159)	$(56,084)	$(75)
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Cash flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Accumulated other comprehensive loss	$(200,730)	$(200,655)	$(75)

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

During the nine months ended September 1, 2018, we recorded a provisional income tax benefit of $35.6 million related to U.S. Tax Reform. This provisional amount includes a $76.4 million benefit for the remeasurement of deferred tax assets and liabilities due to the decreased tax rate net of income tax expense for the transition tax.  The $40.8 million transition tax is based on certain foreign earnings and profits for which earnings had been previously indefinitely reinvested, as well as estimates of assets and liabilities at future dates. The provisional amounts are subject to adjustment during the measurement period of one year following the enactment of U.S. Tax Reform. Our estimates are subject to change as we review the data available and any additional guidance, and will be evaluated throughout the measurement period, as permitted by Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Excess tax benefits related to employee share-based compensation, which were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income, were $266 and $1,095 during the three and nine months ended September 1, 2018, respectively.

As of September 1, 2018, we had a liability of $8,524 recorded under ASC 740, Income Taxes, for gross unrecognized tax benefits (excluding interest), compared to $8,887 as of December 2, 2017. As of September 1, 2018, we had accrued $795 of gross interest relating to unrecognized tax benefits. For the nine months ended September 1, 2018, our recorded liability for gross unrecognized tax benefits decreased by $363.

Note 12: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
(Shares in thousands)	2018	2017	2018	2017
Weighted-average common shares - basic	50,632	50,384	50,551	50,374
Equivalent shares from share-based compensations plans	1,506	1,221	1,410	1,210
Weighted-average common and common equivalent shares - diluted	52,138	51,605	51,961	51,584

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

Share-based compensation awards for 1,558,690 and 27,942 shares for the three months ended September 1, 2018 and September 2, 2017, respectively, and 2,423,367 and 97,687 shares for the nine months ended September 1, 2018 and September 2, 2017, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

As of September 1, 2018, the combined fair value of the swaps was a liability of $14,288 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The difference between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $13,390 as of September 1, 2018. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of September 1, 2018 that is expected to be reclassified into earnings within the next twelve months is $2,741. As of September 1, 2018, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of September 1, 2018:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2018	3.45%	$44,912	$(1,574)
Receive USD		4.5374%

Pay EUR	2019	3.80%	$44,912	$(2,510)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(4,769)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$(1,415)
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$(4,020)
Receive USD		5.1803%
Total			$533,624	$(14,288)

On March 26, 2018, we entered into interest rate swap agreements to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.176 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was an asset of $28,012 at September 1, 2018 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect changes in the cash flows of the interest rate swap to offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in LIBOR rates on the interest payments associated with the first $1,550,000 tranche of the variable rate Term Loan B, resulting in no ineffectiveness.

On April 23, 2018, we amended our Term Loan B Credit Agreement to reduce the interest rate from LIBOR plus 2.25 percent to LIBOR plus 2.00 percent. Fixed interest rates related to swap agreements disclosed have been updated to reflect the amendment.

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Nine Months Ended
	September 1, 2018	September 2, 2017
	Amount	Amount
Cross-currency swap contracts	$(5,606)	$11
Interest rate swap contracts	24,918	48

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was a liability of $8,295 at September 1, 2018, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the shortcut method in accounting for these interest rate swaps as we expect that the changes in the fair value of the swap will offset the changes in the fair value of the Public Notes resulting in no ineffectiveness. As a result of applying the shortcut method, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net and no ineffectiveness will be recognized in our Consolidated Statements of Income.

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

As of September 1, 2018, we had forward foreign currency contracts maturing between September 4, 2018 and April 15, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other (expense) income, net related to derivative instruments not designated as hedging instruments are as follows:

	Nine Months Ended
	September 1, 2018	September 2, 2017
Foreign currency forward contracts	$10,520	$(1,606)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of September 1, 2018, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 1, 2018 and December 2, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 1,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8,246	$8,246	$-	$-
Foreign exchange contract assets	11,356	-	11,356	-
Interest rate swaps, cash flow hedges	28,012		28,012

Liabilities:
Foreign exchange contract liabilities	$836	$-	$836	$-
Interest rate swaps, fair value hedges	8,295	-	8,295	-
Cross currency cash flow hedges	14,288	-	14,288	-
Contingent consideration liability	199	-	-	199

	December 2,	Fair Value Measurements Using:
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,528	$7,528	$-	$-
Foreign exchange contract assets	600	-	600	-
Interest rate swaps, cash flow hedges	3,104	-	3,104	-

Liabilities:
Foreign exchange contract liabilities	$4,397	$-	$4,397	$-
Interest rate swaps, fair value hedges	2,121	-	2,121	-
Cross-currency cash flow hedges	20,136	-	20,136	-
Contingent consideration liability	496	-	-	496

Long-term debt had an estimated fair value of $2,292,073 and $2,452,034 as of September 1, 2018 and December 2, 2017, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

The contingent consideration liability activity for the nine months ended September 1, 2018 is presented below:

Amount
Balance at December 2, 2017	$496
Mark to market adjustment	51
Foreign currency translation adjustment	(348)
Balance at September 1, 2018	$199

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

We did not repurchase any shares during the nine months ended September 1, 2018. During the nine months ended September 2, 2017, we repurchased shares under the April 6, 2017 program with an aggregate value of $12,830. Of this amount, $250 reduced common stock and $12,580 reduced additional paid-in capital.

During the nine months ended September 2, 2017, we repurchased shares under the September 30, 2010 program with an aggregate value of $6,284. Of this amount, $125 reduced common stock and $6,159 reduced additional paid-in capital.

Note 16: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $11,425 and $11,380 as of September 1, 2018 and December 2, 2017, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,756 and $5,000 as of September 1, 2018 and December 2, 2017, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	September 1, 2018	September 2, 2017	December 2, 2017
Lawsuits and claims settled	7	7	33
Settlement amounts	$334	$1,605	$3,891
Insurance payments received or expected to be received	$281	$1,312	$2,931

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

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments:

	Three Months Ended
	September 1, 2018			September 2, 2017
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income (Loss)
Americas Adhesives	$282,490	$4,595	$34,816	$230,881	$3,998	$25,434
EIMEA	182,020	5,255	8,758	137,408	5,347	8,873
Asia Pacific	65,944	1,435	3,694	62,972	1,882	2,793
Construction Adhesives	121,140	(3)	12,767	59,080	-	(698)
Engineering Adhesives	118,513	-	11,100	72,528	-	3,779
Total	$770,107		$71,135	$562,869		$40,181

	Nine Months Ended
	September 1, 2018			September 2, 2017
	Trade Revenue	Inter- Segment Revenue	Segment Operating Income	Trade Revenue	Inter- Segment Revenue	Segment Operating Income (Loss)
Americas Adhesives	$821,813	$15,491	$84,934	$653,665	$11,855	$72,921
EIMEA	554,031	14,702	30,636	396,674	13,246	18,753
Asia Pacific	206,944	5,032	11,056	190,083	4,385	9,423
Construction Adhesives	340,179	(4)	25,705	179,880	-	(3,234)
Engineering Adhesives	349,606	-	32,675	207,541	-	11,667
Total	$2,272,573		$185,006	$1,627,843		$109,530

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2018	2017	2018	2017
Segment operating income	$71,135	$40,181	$185,006	$109,530
Other income (expense), net	(1,375)	(602)	3,508	(1,506)
Interest expense	(24,924)	(7,348)	(74,651)	(22,461)
Income before income taxes and income from equity method investments	$44,836	$32,231	$113,863	$85,563

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

Net revenue in the third quarter of 2018 increased 36.8 percent from the third quarter of 2017. Revenue increased 33.7 percent due to sales volume, including 34.2 percent from acquisitions, 4.6 percent due to favorable product pricing, and 0.7 percent due to favorable sales mix compared to the third quarter of 2017. Negative currency effects of 2.2 percent compared to the third quarter of 2017 were primarily driven by the weaker Brazilian real, Turkish lira, Argentinian peso and Indian rupee offset by a stronger Chinese renminbi, Mexican peso and Euro compared to the U.S. dollar. Gross profit margin increased 150 basis points primarily due to favorable product pricing and the impact of the Royal Adhesives acquisition partially offset by higher restructuring plan costs.

Net revenue in the first nine months of 2018 increased 39.6 percent from the first nine months of 2017. Revenue increased 33.8 percent due to sales volume, including 34.0 percent from acquisitions, 3.3 percent due to favorable product pricing, and 0.6 percent due to favorable sales mix compared to the third quarter of 2017. Positive currency effects of 1.9 percent compared to the first nine months of 2017 were primarily driven by the stronger Euro, Chinese renminbi, Mexican peso and British pound offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin increased 90 basis points primarily due to favorable product pricing, the impact of the Royal Adhesives acquisition and lower restructuring plan costs.

Net income attributable to H.B. Fuller in the third quarter of 2018 was $37.7 million compared to $25.1 million in the third quarter of 2017. On a diluted earnings per share basis, the third quarter of 2018 was $0.72 per share compared to $0.49 per share for the third quarter of 2017.

Net income attributable to H.B. Fuller in the first nine months of 2018 was $129.9 million compared to $65.8 million in the first nine months of 2017. On a diluted earnings per share basis, the third quarter of 2018 was $2.50 per share compared to $1.28 per share for the third quarter of 2017.

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

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we expect to incur costs of approximately $17.0 million to $20.0 million which includes (i) cash expenditures of approximately $13.0 million for severance and related employee costs globally and (ii) $4.0 million to $7.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $15.0 million to $16.0 million of the costs are expected to be cash costs. As of September 1, 2018, we have incurred $19.9 million under the 2017 Restructuring Plan. The 2017 Restructuring Plan is currently expected to be completed by the end of fiscal 2018.

Collectively, we expect to incur costs of approximately $40.0 million related to the restructuring plans. During the quarters ended September 1, 2018 and September 2, 2017, we recorded pre-tax charges of $2.8 million and $1.3 million, respectively, and during the nine months ended September 1, 2018 and September 2, 2017, we recorded pre-tax charges of $6.0 million and $17.1 million, respectively, related to the restructuring plans.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$770.1	$562.9	36.8%	$2,272.6	$1,627.8	39.6%

We review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions are viewed as constant currency growth. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2018 compared to the same periods in 2017:

	Three Months Ended September 1, 2018 vs September 2, 2017	Nine Months Ended September 1, 2018 vs September 2, 2017
Constant currency	39.0%	37.7%
Currency	(2.2%)	1.9%
Total	36.8%	39.6%

Constant currency growth was 39.0 percent in the third quarter of 2018 compared to the third quarter of 2017. The 39.0 percent constant currency growth in the third quarter of 2018 was driven by 105.2 percent growth in Construction Adhesives, 62.8 percent growth in Engineering Adhesives, 35.5 percent growth in EIMEA, 26.1 percent growth in Americas Adhesives, and 4.6 percent growth in Asia Pacific. The growth is predominately driven by acquisitions. The negative 2.2 percent currency impact was primarily driven by a weaker Brazilian real, Argentinian peso, Australian dollar, Canadian dollar and Turkish lira offset by a stronger Mexican peso, Chinese renminbi and Euro compared to the U.S. dollar.

Constant currency growth was 37.7 percent in the first nine months of 2018 compared to the first nine months of 2017. The 37.7 percent constant currency growth in the first nine months of 2018 was driven by 88.6 percent growth in Construction Adhesives, 63.4 percent growth in Engineering Adhesives, 34.2 percent growth in EIMEA, 27.3 percent growth in Americas Adhesives, and 4.8 percent growth in Asia Pacific. The growth is predominantly driven by acquisitions. The positive 1.9 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Mexican peso and British pound offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Raw materials	$416.4	$316.5	31.6%	$1,242.3	$902.3	37.7%
Other manufacturing costs	136.5	96.0	42.2%	403.0	290.1	38.9%
Cost of sales	$552.9	$412.5	34.0%	$1,645.3	$1,192.4	38.0%
Percent of net revenue	71.8%	73.3%		72.4%	73.3%

Cost of sales in the third quarter of 2018 compared to the third quarter of 2017 decreased 150 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 210 basis points in the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase in product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of revenue increased 60 basis points in the third quarter of 2018 compared to the third quarter of 2017 primarily due to higher restructuring plan costs.

Cost of sales in the first nine months of 2018 compared to the first nine months of 2017 decreased 90 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 70 basis points in the first nine months of 2018 compared to the first nine months of 2017 primarily due to an increase in product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of revenue decreased 20 basis points in the first nine months of 2018 compared to the first nine months of 2017.

Gross profit:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Gross profit	$217.2	$150.4	44.4%	$627.3	$435.4	44.1%
Percent of net revenue	28.2%	26.7%		27.6%	26.7%

Gross profit in the third quarter of 2018 increased 44.4 percent and gross profit margin increased 150 basis points compared to the third quarter of 2017. The increase in gross profit margin was primarily due to favorable product pricing and the impact of the Royal Adhesives acquisition partially offset by higher restructuring plan costs.

Gross profit in the first nine months of 2018 increased 44.1 percent and gross profit margin increased 90 basis points compared to the first nine months of 2017. The increase in gross profit margin was primarily due to favorable product pricing, the impact of the Royal Adhesives acquisition and lower restructuring plan costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
SG&A	$146.1	$110.2	32.6%	$442.3	$325.9	35.7%
Percent of net revenue	19.0%	19.6%		19.5%	20.0%

SG&A expenses for the third quarter of 2018 increased $35.9 million, or 32.6 percent, compared to the third quarter of 2017. The increase is mainly due to the impact of acquired businesses.

SG&A expenses for the first nine months of 2018 increased $116.4 million, or 35.7 percent, compared to the first nine months of 2017. The increase is mainly due to the impact of acquired businesses and foreign currency exchange rates on spending outside the U.S.

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

Other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Other income (expense), net	$(1.4)	$(0.6)	133.3%	$3.5	$(1.5)	NMP

NMP = Non-meaningful percentage

Other income (expense), net in the third quarter of 2018 included $1.3 million of currency transaction losses and $0.1 million of other expenses. Other income (expense), net in the third quarter of 2017 included $0.8 million of currency transaction losses, offset by $0.2 million of other income.

Other income (expense), net in the first nine months of 2018 included a $3.1 million gain on sale of assets and $2.8 million of other income, offset by $2.4 million of foreign currency transaction losses. Other income (expense), net in the first nine months of 2017 included $1.8 million of currency transaction losses, offset by $0.3 million of other income.

Interest expense, net:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Interest expense, net	$24.9	$7.3	241.1%	$74.7	$22.5	232.0%

Interest expense, net in the third quarter of 2018 included $27.8 of interest expense and $2.9 million of interest income. Interest expense, net in the third quarter of 2017 included $8.1 of interest expense and $0.8 million of interest income. Interest expense, net in the third quarter of 2018 compared to the third quarter of 2017 was higher due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and Public Notes. We capitalized $0.1 million of interest expense in both the third quarter of 2018 and the same period last year.

Interest expense, net in the first nine months of 2018 included $83.5 of interest expense and $8.8 million of interest income. Interest expense, net in the first nine months of 2017 included $24.7 of interest expense and $2.2 million of interest income. Interest expense, net in the first nine months of 2018 compared to the same period last year was higher due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and Public Notes. We capitalized $0.2 million of interest expense in both the first nine months of 2018 and the same period last year.

Income taxes:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Income taxes	$9.3	$9.3	0.0%	$(9.8)	$26.2	NMP
Effective tax rate	20.7%	28.7%		(8.6%)	30.6%

NMP = Non-meaningful percentage

Income tax expense of $9.3 million in the third quarter of 2018 includes $1.0 million of other discrete tax benefit. Excluding the discrete tax benefit of $1.0 million, the overall effective tax rate was 22.9 percent. Income tax expense of $9.3 million in the third quarter of 2017 includes $0.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.2 percent. The 530 basis point decrease in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the reduction in the U.S. federal income tax rate as a result of U.S. Tax Reform and a favorable mix of earnings in the various countries in which we conduct business.

The income tax benefit of $9.8 million in the first nine months of 2018 includes $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $1.7 million of other discrete tax benefit. Excluding the discrete tax benefits of $37.3 million, the overall effective tax rate was 24.1 percent. Income tax expense of $26.2 million in the first nine months of 2017 includes $1.1 million of discrete tax expense. Excluding the discrete tax expense and the effects of these items, the overall effective tax rate was 29.3 percent. The 520 basis point decrease in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the reduction in the U.S. federal income tax rate as a result of U.S. Tax Reform and a favorable mix of earnings in the various countries in which we conduct business.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Income from equity method investments	$2.2	$2.2	0.0%	$6.2	$6.4	(3.1%	)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. Net income in our joint venture was flat for the third quarter of 2018 compared to the same period of 2017. The lower income for the first nine months of 2018 compared to the same period of 2017 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net income attributable to H.B. Fuller	$37.7	$25.1	50.2%	$129.9	$65.8	97.4%
Percent of net revenue	4.9%	4.5%		5.7%	4.0%

The net income attributable to H.B. Fuller for the third quarter of 2018 was $37.7 million compared to $25.1 million for the third quarter of 2017. The diluted earnings per share for the third quarter of 2018 was $0.72 per share as compared to $0.49 per share for the third quarter of 2017.

The net income attributable to H.B. Fuller for the first nine months of 2018 was $129.9 million compared to $65.8 million for the first nine months of 2017. The diluted earnings per share for the first nine months of 2018 was $2.50 per share as compared to $1.28 per share for the first nine months of 2017.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	September 1, 2018		September 2, 2017		September 1, 2018		September 2, 2017
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$282.5	37%	$230.9	41%	$821.8	36%	$653.6	40%
EIMEA	182.0	24%	137.4	24%	554.0	24%	396.7	24%
Asia Pacific	65.9	8%	63.0	11%	206.9	9%	190.1	12%
Construction Adhesives	121.2	16%	59.1	11%	340.3	15%	179.9	11%
Engineering Adhesives	118.5	15%	72.5	13%	349.6	16%	207.5	13%
Total	$770.1	100%	$562.9	100%	2,272.6	100%	$1,627.8	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	September 1, 2018		September 2, 2017		September 1, 2018		September 2, 2017
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total	Segment Operating Income (Loss)	% of Total
Americas Adhesives	$34.8	49%	$25.4	63%	$84.9	46%	$72.9	67%
EIMEA	8.7	12%	8.9	22%	30.6	16%	18.7	17%
Asia Pacific	3.7	5%	2.8	7%	11.1	6%	9.4	8%
Construction Adhesives	12.8	18%	(0.7)	(2%)	25.7	14%	(3.2)	(3%)
Engineering Adhesives	11.1	16%	3.8	10%	32.7	18%	11.7	11%
Total	$71.1	100%	$40.2	100%	$185.0	100%	$109.5	100%

Americas Adhesives

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$282.5	$230.9	22.3%	$821.8	$653.6	25.7%
Segment operating income	$34.8	$25.4	37.0%	$84.9	$72.9	16.5%
Segment operating margin	12.3%	11.0%		10.3%	11.2%

The following table provides details of the Americas Adhesives net revenue variances:

	Three Months Ended September 1, 2018	Nine Months Ended September 1, 2018
	vs September 2, 2017	vs September 2, 2017
Constant currency growth	26.1%	27.3%
Currency	(3.8%)	(1.6%)
Total	22.3%	25.7%

Net revenue increased 22.3 percent in the third quarter of 2018 compared to the third quarter of 2017.  The 26.1 percent increase in constant currency growth was attributable to a 19.4 percent increase in sales volume, including a 24.4 percent increase due to the Royal Adhesives and Adecol acquisitions, a 5.5 percent increase in product pricing and a 1.2 percent increase due to favorable sales mix. The 3.8 percent negative currency effect was due to the weaker Brazilian real, Argentinian peso and Canadian dollar offset by the stronger Mexican peso and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 260 basis points mainly due to an increase in product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue increased 100 basis points due to the impact of acquired businesses. Segment operating income increased 37.0 percent and segment operating margin as a percentage of net revenue increased 130 basis points compared third quarter of 2017.

Net revenue increased 25.7 percent in the first nine months of 2018 compared to the first nine months of 2017. The 27.3 percent increase in constant currency growth was attributable to a 23.0 percent increase in sales volume, including a 26.1 percent increase due to the Royal Adhesives and Adecol acquisitions, a 3.3 percent increase in product pricing and a 1.0 percent increase due to favorable sales mix. The 1.6 percent negative currency effect was due to the weaker Brazilian real and Argentinian peso offset by the stronger Mexican peso, Canadian dollar and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 70 basis points mainly due to increased product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to the impact of acquired businesses. SG&A expenses as a percentage of net revenue increased 70 basis points primarily due to the impact of acquired businesses. Segment operating income increased 16.5 percent and segment operating margin as a percentage of net revenue decreased 90 basis points compared to the first nine months of 2017.

EIMEA

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$182.0	$137.4	32.5%	$554.0	$396.7	39.7%
Segment operating income	$8.7	$8.9	(2.2%)	$30.6	$18.7	63.6%
Segment operating margin	4.8%	6.5%		5.5%	4.7%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended September 1, 2018	Nine Months Ended September 1, 2018
	vs September 2, 2017	vs September 2, 2017
Constant currency growth	35.5%	34.2%
Currency	(3.0%)	5.5%
Total	32.5%	39.7%

Net revenue increased 32.5 percent in the third quarter of 2018 compared to the third quarter of 2017. The 35.5 percent increase in constant currency growth was attributable to a 29.7 percent increase in sales volume, including a 29.3 percent increase due to the Royal Adhesives acquisition, a 5.1 percent increase in product pricing and a 0.7 percent increase due to favorable sales mix. The negative currency effect of 3.0 percent was primarily the result of a weaker Turkish lira and Indian rupee offset by a stronger Euro compared to the U.S. dollar. Raw material cost as a percentage of net revenue was flat in the third quarter of 2018 compared to the third quarter of 2017. Other manufacturing costs as a percentage of net revenue were 170 basis points higher than the third quarter of 2017 primarily due to the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue in the third quarter of 2018 were flat compared to the third quarter of 2017. Segment operating income decreased 2.2 percent and segment operating margin decreased 170 basis points compared to the third quarter of 2017.

Net revenue increased 39.7 percent in the first nine months of 2018 compared to the first nine months of 2017. The 34.2 percent increase in constant currency growth was attributable to a 29.4 percent increase in sales volume, including a 29.5 percent increase due to the Royal Adhesives acquisition, a 4.4 percent increase in product pricing and a 0.4 percent increase due to favorable sales mix. The positive currency effect of 5.5 percent was primarily the result of a stronger Euro and British pound offset by a weaker Turkish lira and Indian rupee compared to the U.S. dollar. Raw material cost as a percentage of net revenue increased 110 basis points in the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher raw material costs offset by increased product pricing. Other manufacturing costs as a percentage of net revenue were 90 basis points lower than the first nine months of 2017 primarily due to lower restructuring plan costs and the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 100 basis points due to lower restructuring plan costs. Segment operating income increased 63.6 percent and segment operating margin increased 80 basis points compared to the first nine months of 2017.

Asia Pacific
	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$65.9	$63.0	4.6%	$206.9	$190.1	8.8%
Segment operating income	$3.7	$2.8	32.1%	$11.1	$9.4	18.1%
Segment operating margin	5.6%	4.4%		5.4%	4.9%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended September 1, 2018	Nine Months Ended September 1, 2018
	vs September 2, 2017	vs September 2, 2017
Constant currency growth	4.6%	4.8%
Currency	0.0%	4.0%
Total	4.6%	8.8%

Net revenue in the third quarter of 2018 increased 4.6 percent compared to the third quarter of 2017. The 4.6 percent increase in constant currency growth was attributable to a 3.0 percent increase in sales volume, including a 1.9 percent increase due to the Royal Adhesives acquisition, a 1.7 percent increase in product pricing, offset by a 0.1 percent decrease due to unfavorable sales mix. Currency effects were neutral compared to the first nine months of 2017 due to the stronger Chinese renminbi and Malaysian ringgit which were offset by the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 190 basis points compared to the third quarter of 2017 primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 30 basis points compared to the third quarter of 2017. SG&A expenses as a percentage of net revenue increased 100 basis points primarily due to the Royal Adhesives acquisition. Segment operating income increased 32.1 percent and segment operating margin increased 120 basis points compared to the third quarter of 2017.

Net revenue in the first nine months of 2018 increased 8.8 percent compared to the first nine months of 2017. The 4.8 percent increase in constant currency growth was attributable to a 4.1 percent increase in sales volume, including a 1.7 percent increase due to the Royal Adhesives acquisition, and a 1.1 percent increase in product pricing, offset by a 0.4 percent decrease due to unfavorable sales mix. Positive currency effects of 4.0 percent compared to the first nine months of 2017 were primarily driven by the stronger Chinese renminbi and Malaysian ringgit offset by the weaker Indonesian rupiah and Philippine peso compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 60 basis points compared to the first nine months of 2017. Other manufacturing costs as a percentage of net revenue decreased 50 basis points compared to the first nine months of 2017. SG&A expenses as a percentage of net revenue increased 60 basis points primarily due to the Royal Adhesives acquisition. Segment operating income increased 18.1 percent and segment operating margin increased 50 basis points compared to the first nine months of 2017.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$121.2	$59.1	105.1%	$340.3	$179.9	89.2%
Segment operating income	$12.8	$(0.7)	NMP	$25.7	$(3.2)	NMP
Segment operating margin	10.6%	(1.2%)		7.6%	(1.8%)

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended September 1, 2018	Nine Months Ended September 1, 2018
	vs September 2, 2017	vs September 2, 2017
Constant currency growth	105.2%	88.6%
Currency	(0.1%)	0.6%
Total	105.1%	89.2%

Net revenue increased 105.1 percent in the third quarter of 2018 compared to the third quarter of 2017. The 105.2 percent increase in constant currency growth was driven by a 105.7 percent increase in sales volume, including a 100.5 percent increase due to the Royal Adhesives acquisition, and a 0.5 percent increase in product pricing, offset by a 1.0 decrease due to unfavorable sales mix. The negative currency effect of 0.1 percent was due to the weaker Australian dollar offset by the stronger Euro compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 10 basis points higher in the third quarter of 2018 compared to the third quarter of 2017. Other manufacturing costs as a percentage of net revenue were 540 basis points lower in the third quarter of 2018 compared to the third quarter of 2017 primarily due to higher sales volume and the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 650 basis points due to higher sales volume. Segment operating income increased $13.5 million and segment operating margin increased 1,180 basis points compared to the third quarter of 2017.

Net revenue increased 89.2 percent in the first nine months of 2018 compared to the first nine months of 2017. The 88.6 percent increase in constant currency growth was driven by an 89.1 percent increase in sales volume, including an 88.8 percent increase due to the Royal Adhesives acquisition, offset by a 0.4 percent decrease due to an unfavorable sales mix and a 0.1 percent decrease in product pricing. The positive currency effect of 0.6 percent was due to the stronger Euro and Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 140 basis points higher in the first nine months of 2018 compared to last year primarily due to higher raw material costs and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue were 820 basis points lower in the first nine months of 2018 compared to the first nine months of 2017 primarily due to lower restructuring plan costs. SG&A expenses as a percentage of net revenue decreased 260 basis points due to higher sales volume . Segment operating income increased $28.9 million and segment operating margin increased 940 basis points compared to the first nine months of 2017.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	September 1,	September 2,	2018 vs	September 1,	September 2,	2018 vs
($ in millions)	2018	2017	2017	2018	2017	2017
Net revenue	$118.5	$72.5	63.4%	$349.6	$207.5	68.5%
Segment operating income	$11.1	$3.8	192.1%	$32.7	$11.7	179.5%
Segment operating margin	9.4%	5.2%		9.4%	5.6%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended September 1, 2018	Nine Months Ended September 1, 2018
	vs September 2, 2017	vs September 2, 2017
Constant currency growth	62.8%	63.4%
Currency	0.6%	5.1%
Total	63.4%	68.5%

Net revenue increased 63.4 percent in the third quarter of 2018 compared to the third quarter of 2017.  The 62.8 percent increase in constant currency growth was attributable to a 54.5 percent increase in sales volume, including a 48.4 percent increase due to the acquisition of Royal Adhesives, a 7.0 percent increase in product pricing and a 1.3 percent increase due to favorable sales mix. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 0.6 percent compared to the third quarter of 2017 were primarily driven by the stronger Chinese renminbi and Euro offset by the weaker Turkish lira and Brazilian real compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 210 basis points lower in the third quarter of 2018 compared to the third quarter of 2017 due to increased product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue were 390 basis points higher in the third quarter of 2018 compared to the third quarter of 2017 due to the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 600 basis points due to higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 192.1 percent and segment operating margin increased 420 basis points compared to the third quarter of 2017.

Net revenue increased 68.5 percent in the first nine months of 2018 compared to the first nine months of 2017.  The 63.4 percent increase in constant currency growth was attributable to a 55.8 percent increase in sales volume, including a 49.3 percent increase due to the acquisition of Royal Adhesives, a 6.1 percent increase in product pricing and a 1.5 percent increase due to favorable sales mix. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 5.1 percent compared to the first nine months of 2017 were primarily driven by the stronger Chinese renminbi, Euro and British pound offset by the weaker Turkish lira and Brazilian real compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 220 basis points lower in the first nine months of 2018 compared to the first nine months of 2017 due to increased product pricing and the impact of the Royal Adhesives acquisition partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue were 350 basis points higher in the first nine months of 2018 compared to the first nine months of 2017 due to the impact of the Royal Adhesives acquisition. SG&A expenses as a percentage of net revenue decreased 510 basis points due to higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 179.5 percent and segment operating margin increased 380 basis points compared to the first nine months of 2017.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of September 1, 2018 were $150.1 million compared to $194.4 million as of December 2, 2017 and $119.6 million as of September 2, 2017. The majority of the $150.1 million in cash and cash equivalents as of September 1, 2018 was held outside the United States. Total long and short-term debt was $2,364.2 million as of September 1, 2018, $2,451.9 million as of December 2, 2017 and $799.0 million as of September 2, 2017. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 67.6 percent as of September 1, 2018 as compared to 60.3 percent as of December 2, 2017 and 43.6 percent as of September 2, 2017.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At September 1, 2018, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of September 1, 2018
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	4.8

●	TTM = Trailing 12 months

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

	September 1,	September 2,
	2018	2017
Net working capital as a percentage of annualized net revenue[1]	19.7%	23.0%
Accounts receivable DSO[2] (in days)	54	62
Inventory days on hand[3] (in days)	69	73
Free cash flow after dividends[4]	$37.0	$13.2
Total debt to total capital ratio[5]	67.6%	43.6%

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

Reconciliation of "Net cash provided by operating activities from continuing operations" to Free cash flow after dividends

	Nine Months Ended
($ in millions)	September 1, 2018	September 2, 2017
Net cash provided by operating activities from continuing operations	$106.8	$70.8
Less: Purchased property, plant and equipment	46.5	35.5
Less: Dividends paid	23.3	22.1
Free cash flow after dividends	37.0	13.2

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	September 1,	September 2,
($ in millions)	2018	2017
Net cash provided by operating activities	$106.8	$70.8

Net income including non-controlling interests was $129.9 million in the first nine months of 2018 compared to $65.8 million in the first nine months of 2017. Depreciation and amortization expense totaled $109.2 million in the first nine months of 2018 compared to $59.5 million in the first nine months of 2017. Accrued compensation was a use of cash of $6.2 million in 2018 compared to a source of cash of $3.9 million last year related to higher payouts for our employee incentive plans in the current year. Other assets was a use of cash of $47.5 million in the nine months ending September 1, 2018 compared to a source of cash $2.5 million in the same period last year. Other liabilities was a use of cash of $0.6 million in the first nine months of 2018 compared to $12.6 million in the first nine months of 2017.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $71.5 million compared $46.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	September 1,	September 2,
($ in millions)	2018	2017
Trade receivables, net	$(15.1)	$(14.0)
Inventory	(60.2)	(55.3)
Trade payables	3.8	23.0
Total cash flow impact	$(71.5)	$(46.3)

●

Trade Receivables, net – Trade Receivables, net was a use of cash of $15.1 million and $14.0 million in 2018 and 2017, respectively. The higher use of cash in 2018 compared 2017 was due to an increase in trade receivables in the current year compared to the prior year. The DSO were 54 days at September 1, 2018 and 62 days at September 2, 2017.

●

Inventory – Inventory was a use of cash of $60.2 million and $55.3 million in 2018 and 2017, respectively. The higher use of cash in 2018 is due to higher raw material costs and increasing inventory levels to maintain service levels while integrating our acquisitions. Inventory days on hand were 69 days as of September 1, 2018 and 73 days as of September 2, 2017.

●

Trade Payables – For the first nine months of 2018, trade payables was a source of cash of $3.8 million compared to $23.0 million in 2017. The lower source of cash in 2017 compared to 2018 reflects higher payments on trade payables compared to the prior year.

Cash Flows from Investing Activities:

	Nine Months Ended
	September 1,	September 2,
($ in millions)	2018	2017
Net cash used in investing activities	$(42.0)	$(159.3)

Purchases of property, plant and equipment were $46.5 million during the nine months ended September 1, 2018 as compared to $35.5 million for the same period of 2017. During the nine months ended September 1, 2018 we received $2.4 million of cash resulting in an adjustment to the purchase price of Royal Adhesives acquired during the fourth quarter of 2017. During the nine months ended September 2, 2017, we acquired Wisdom Adhesives for $123.3 million.

Cash Flows from Financing Activities:

	Nine Months Ended
	September 1,	September 2,
($ in millions)	2018	2017
Net cash provided by (used in) financing activities	$(103.2)	$61.2

We did not have any issuance of long-term debt in the first nine months ended September 1, 2018. We had $643.0 million of proceeds from the issuance of long-term debt in the same period of 2017, which consisted of $300.0 million of proceeds from the issuance of the 4.000% Notes and $100.0 million of proceeds from our refinanced Term Loan B Credit Agreement and $243.0 million of proceeds from our revolving credit facility. Proceeds from our revolving credit facility were drawn in conjunction with the acquisition of Wisdom Adhesives. Repayments of long-term debt were $70.8 million in the first nine months ended September 1, 2018 and $536.7 million in the first nine months ended September 2, 2017. We also paid $3.8 million in debt issuance costs associated with the issuance of the 4.000% Notes in the first nine months of 2017. Net payment of notes payable were $9.8 million in 2018 compared to $10.9 million in 2017. Cash dividends paid were $23.3 million in 2018 compared to $22.1 million in 2017. Repurchases of common stock were $4.6 million in the nine months ended September 1, 2018 compared to $21.7 million in the same period of 2017.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of September 1, 2018 would have resulted in a change in net income of approximately $5.0 million or $0.10 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 54 percent of net revenue was generated outside of the United States for the third quarter of 2018. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on financial results for the third quarter of 2018, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $6.4 million or $0.12 per diluted share. Based on financial results and foreign currency balance sheet positions as of September 1, 2018, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $10.0 million or $0.19 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the first nine months of 2018, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $9.4 million or $0.18 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 1, 2018.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of September 1, 2018, our disclosure controls and procedures were effective. We acquired Adecol on November 1, 2017 and Royal Adhesives on October 20, 2017 and have not yet included Adecol and Royal Adhesives in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Adecol and Royal Adhesives. For the three months ended September 1, 2018, Adecol and Royal Adhesives accounted for $195.2 million of our total net revenue. For the nine months ended September 1, 2018, Adecol and Royal Adhesives accounted for $544.6 million of our total net revenue, and as of September 1, 2018 had total assets of $2,454.6 million.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of September 1, 2018, we had reserved $11.4 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.8 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in millions)	September 1, 2018	September 2, 2017	December 2, 2017
Lawsuits and claims settled	7	7	33
Settlement amounts	$0.3	$1.6	$3.9
Insurance payments received or expected to be received	$0.3	$1.3	$2.9

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended September 1, 2018 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

June 3, 2018 - July 7, 2018	154	$47.94	$187,170

July 8, 2018 - August 4, 2018	292	$56.23	$187,170

August 5, 2018 - September 1, 2018	-	$-	$187,170

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

Item 6. Exhibits

10.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of April 23, 2018, by and among H.B. Fuller Company, certain of H.B. Fuller Company’s subsidiaries, Morgan Stanley Senior Funding, Inc., as administrative agent, and the various other lenders party thereto
31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 28, 2018	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of April 23, 2018, by and among H.B. Fuller Company, certain of H.B. Fuller Company’s subsidiaries, Morgan Stanley Senior Funding, Inc., as administrative agent, and the various other lenders party thereto
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.