Form 10-K
period 2018-12-01
FULLER H B CO
filed 2019-01-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]                                                                                          Accelerated filer [  ]

Non-accelerated filer [  ]                                                                                            Smaller reporting company [  ]

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 1, 2018 was approximately $2,601,453,076 (based on the closing price of such stock as quoted on the New York Stock Exchange of $51.84 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,767,021 as of January 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 4, 2019.

H.B. FULLER COMPANY

2018 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2018, 2017 and 2016 herein, the reference is to our fiscal years ended December 1, 2018, December 2, 2017 and December 3, 2016, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 34 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, roofing, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grouts, sealants and related products.

Recent Acquisitions

Adecol

On November 1, 2017, we acquired Adecol Industria Quimica, Limitada (“Adecol”), headquartered in Guarulhos, Brazil. Adecol works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and durable assembly markets. The purchase price of $40.3 million was funded through borrowings on our revolving credit facility and existing cash and is reported in our Americas Adhesives operating segment.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The purchase price of $1,620.3 million was funded through new debt financing. Royal Adhesives is included in multiple operating segments.

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

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations, generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of December 1, 2018, we had sales offices and manufacturing plants in 21 countries outside the United States and satellite sales offices in another 12 countries.

We have detailed Code of Conduct policies that we apply across all of our operations around the world. These policies represent a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, all of which are intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in the following countries that are subject to U.S. economic sanctions: Cuba; Iran; North Korea; Syria and the Crimea region of the Ukraine. See Item 3. Legal Proceedings for additional disclosures regarding past business conducted in Iran.

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

Backlog

No significant backlog of unfilled orders existed at December 1, 2018 or December 2, 2017.

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

Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $13.8 million, including approximately $1.4 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Employees

We employed approximately 6,500 individuals on December 1, 2018, of which approximately 2,700 were located in the United States.

Executive Officers of the Registrant

The following table shows the name, age and business experience for the past five years of the executive officers as of January 7, 2019. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	54	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	56	Senior Vice President, Engineering Adhesives Vice President, TONSAN and Electronics Director, Electronics Materials	February 2016 - Present 2014 - 2016 2012 - 2014

Heather A. Campe	45	Senior Vice President, Americas Adhesives Vice President, Asia Pacific	October 2016 - Present 2013 - 2016

Theodore M. Clark	65	Senior Vice President, Royal Adhesives President and CEO of Royal Adhesives and Sealants	October 2017 - Present 2003 - 2017

Paula M. Cooney	50	Vice President, Human Resources Director, Global Human Resources Strategic Programs	April 2016 - Present 2010 - 2016

John J. Corkrean	53	Executive Vice President and Chief Financial Officer	May 2016 - Present
		Senior Vice President, Finance - Global Energy Services, NALCO Champion, an Ecolab Inc. company (supplier of chemicals and related services to the oil and gas industry)	2014 - 2016
		Senior Vice President and Corporate Controller, Ecolab Inc. (global provider of water, hygiene and energy technologies and services)	2008 - 2014

Dietrich J. Crail	48	Vice President, Asia Pacific	October 2016 - Present
		Vice President, Paper Converting and Construction, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	2013 - 2016
		Vice President and Global Segment Leader, Pressure Sensitive Adhesives, Henkel Corporation	2008 - 2014

Traci L. Jensen	52	Senior Vice President, Global Construction Adhesives Senior Vice President, Americas Adhesives	July 2016 - Present January 2013 - July 2016

Timothy J. Keenan	61	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

Patrick M. Kivits	51	Senior Vice President, EIMEA Corporate Vice President and General Manager, Henkel Corporation (global manufacturer of adhesives, sealants and surface treatments)	September 2015 - Present 2013 - 2015

David W. Moorman	50	Vice President, Operations Excellence Director, Global Information Technology	March 2017 - Present 2010 - 2017

Ebrahim Rezai	67	Vice President and Chief Technology and Innovation Officer	October 2016 - Present
		Associate Director, Baby and Feminine Care Global Material Development and Supply Organization, Procter and Gamble (multinational manufacturer of family, personal and household care products)	2015 - 2016
		Associate Director, Baby Care Global Material Development and Supply Organization, Procter and Gamble	2005 - 2015

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

Approximately 55 percent, or $1.7 billion, of our net revenue was generated outside the United States in 2018. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2018, the change in foreign currencies negatively impacted our net revenue by approximately $2.0 million. In 2018, we spent approximately $1.7 billion for raw materials worldwide of which approximately $869.1 million was purchased outside the United States. Based on 2018 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $8.3 million or $0.16 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

Distressed financial markets may result in dramatic deflation of financial asset valuations and a general disruption in capital markets.

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

The interest rates of our term loans are priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Most of our term loan agreements contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate our credit agreements with that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Operational Risks

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

In 2018, raw material costs made up approximately 75 percent of our cost of sales. Accordingly, changes in the cost of raw materials can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins. Based on 2018 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.1 million or $0.23 per diluted share.

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

We may be required to record impairment charges on our goodwill or long-lived assets.

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

We rely on information technology to record and process transactions, manage our business and maintain the financial accuracy of our records. Our computer systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error. Interruptions of our computer systems could disrupt our business, for example by leading to plant downtime and/or power outages, and could result in the loss of business and cause us to incur additional expense.

Information technology security threats are increasing in frequency and sophistication. Our information technology systems could be breached by unauthorized outside parties or misused by employees or other insiders intent on extracting sensitive information, corrupting information or disrupting business processes. Such unauthorized access and a failure to effectively recover from breaches could compromise confidential information, disrupt our business, harm our reputation, result in the loss of assets including trade secrets and other intellectual property, customer confidence and business, result in regulatory proceedings and legal claims, and have a negative impact on our financial results.

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE, which will upgrade and standardize our information system. The North America adhesives business went live in 2014. In 2017, we began the implementation and upgrade of our ERP system in our Latin America adhesives business and implementation for all countries, with the exception of Brazil, has been completed as of the end of 2018. During 2019 and beyond, we will continue implementation in North America, EIMEA (Europe, India, Middle East and Africa) and Asia Pacific.

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

Risks Related to Acquisitions

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

The benefits that are expected to result from the Royal Adhesives acquisition will depend, in part, on our ability to realize the anticipated revenue growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these revenue growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Royal Adhesives. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Royal Adhesives. The process of integrating operations could cause an interruption of, or loss of momentum in, our Royal Adhesives’ activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Royal Adhesives. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, the restrictive covenants require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

Legal and Regulatory Risks

The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In addition, compliance with laws and regulations is complicated by our substantial global footprint, which will require significant and additional resources to ensure compliance with applicable laws and regulations in the various countries where we conduct business.

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

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

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions.  Significant judgment is required in evaluating and estimating our provision and accruals for these taxes.  Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions.  Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations.  In the ordinary course of our business, we are also subject to continuous examinations of our income tax returns by tax authorities.  Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals.  Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. Since the passing of U.S. Tax Reform, additional guidance in the form of notices and proposed regulations which interpret various aspects of U.S. Tax Reform have been issued.  As of the filing of this document, additional guidance is expected.  Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may impact our financial results.  We will continue to monitor all of these changes and will reflect the impact as appropriate in future financial statements.  Many state and local tax jurisdictions are still determining how they will interpret elements of U.S. Tax Reform.  Final state and local governments’ conformity, legislation and guidance relating to U.S. Tax Reform may impact our financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 38 plants located throughout the United States and at 36 plants located in 21 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 1, 2018 (each of the listed properties are owned by us, unless otherwise specified):

Segment	Manufacturing Sq Ft	Segment	Manufacturing Sq Ft
Americas Adhesives		EIMEA
California - Roseville	82,202	Egypt - 6th of October City	8,525
Georgia - Covington	73,500	France - Blois	48,438
- Tucker	69,000	- Surbourg	21,743
- Dalton	21,980	Germany - Lueneburg	64,249
Illinois - Seneca	24,621	- Nienburg	139,248
- Elgin - River Ridge[1]	35,239	- Pirmasens[2]	48,438
- Elgin - Executive	30,000	Germany - Langelsheim[1]	123,353
- Huntley[2]	29,000	- Pirmasens	81,278
Indiana - South Bend	128,218	Greece - Lamia	11,560
Kentucky - Paducah	252,500	India - Pune	38,782
Ohio - Blue Ash	102,000	Italy - Pianezze	36,500
Michigan - Grand Rapids	65,689	Portugal - Mindelo	90,193
Minnesota - Fridley[1]	15,850	Kenya - Nairobi[1]	5,262
- Vadnais Heights	53,145	United Kingdom - Dukinfield	17,465
New Jersey - Wayne[1]	16,000	EIMEA Total	735,034
New York - Syracuse[1]	23,000
South Carolina - Simpsonville	23,722	Asia Pacific
Texas - Mesquite	25,000	Australia - Dandenong South	43,540
Washington - Vancouver	35,768	- Sydney [1]	12,968
Argentina - Buenos Aires	10,367	People's Republic of China - Guangzhou	36,055
Brazil - Sorocaba[2]	7,535	- Nanjing	55,224
- Curitiba[1]	9,896	- Nanjing[1]	62,430
- Guarulhos	32,292	Indonesia - Mojokerto	52,991
Chile - Maipu, Santiago	7,539	Malaysia - Selongor	21,900
Colombia - Rionegro	17,072	New Zealand - Auckland[1]	7,330
Americas Adhesives Total	1,191,135	Philippines - Manila	9,295
		Vietnam - Binh Duong[1]	26,156
Construction Adhesives		Asia Pacific Total	327,889
California - La Mirada	15,206
Canada - Ontario[1]	63,020	Engineering Adhesives
- Toronto[1]	25,172	California - Irvine[1]	15,120
Florida - Gainesville	6,800	- Wilmington[1]	26,373
Georgia - Dalton	72,000	People's Republic of China - Beijing	78,120
Illinois - Aurora	149,000	- Beijing[1]	42,044
- Palatine[2]	55,000	- Suzhou	73,622
Michigan - Michigan Center	115,000	- Yantai	23,890
New Jersey - Edison	9,780	Germany - Wunstorf	16,146
Ohio - Chagrin Falls	16,500	Georgia - Norcross[1]	39,727
Pennsylvania - Fairless Hills	19,229	- Ball Ground[1]	4,800
Texas - Eagle Lake	26,000	Illinois - Batavia[1]	19,169
- Houston	11,000	Illinois - Frankfort - Corsair	12,500
- Mansfield	28,790	- Frankfort - West Drive	17,000
Construction Adhesives Total	612,497	Massachusetts - Peabody[1]	40,000
		New Hampshire - Raymond[1]	12,950
1 Leased Property		United Kingdom - Preston[1]	34,000
2 Idle Property		Engineering Adhesives Total	455,461

Item 3. Legal Proceedings

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of December 1, 2018, we accrued $10.7 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount accrued, $4.8 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 1,	December 2,	December 3,
($ in millions)	2018	2017	2016
Lawsuits and claims settled	7	9	14
Settlement amounts	$0.4	$1.7	$1.4
Insurance payments received or expected to be received	$0.3	$1.4	$0.9

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

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by OFAC and our compliance policy. The sales to these customers represented less than one percent of our net revenue in each of our last three fiscal years.  The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. We have not yet received a response from OFAC. At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10.0 million.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 22, 2019, there were 1,490 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2018 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

September 2, 2018 - October 6, 2018	2,057	$53.42	-	$187,170

October 7, 2018 - November 3, 2018	297	$45.62	-	$187,170

November 4, 2018 - December 1, 2018	254	$48.24	-	$187,170

[1] The total number of shares purchased include shares withheld to satisfy employees’ withholding taxes upon vesting of restricted stock.

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

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 30, 2013, and also assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
11/30/13
11/29/14
11/28/15
12/03/16
12/02/17
12/01/18
H.B. Fuller Company
S&P SmallCap 600 Index
Dow Jones US Specialty Chemicals Index

Item 6. Selected Financial Data

The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 1, 2018 and December 2, 2017 and for the years ended December 1, 2018, December 2, 2017 and December 3, 2016 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K.

(Dollars in thousands, except per share amounts)	Fiscal Years
	2018	2017 [4]	2016 [2,4]	2015 [3,4]	2014[4]
Net revenue	$3,041,002	$2,306,043	$2,094,605	$2,083,660	$2,104,454

Net income including non-controlling interests[1]	$171,232	$59,466	$121,917	$84,287	$51,112
Percent of net revenue	5.6	2.6	5.8	4.0	2.4
Total assets	$4,175,271	$4,373,243	$2,066,565	$2,056,930	$1,890,323
Long-term debt, excluding current maturities	$2,141,532	$2,398,927	$585,759	$669,606	$547,735
Total H.B. Fuller stockholders' equity	$1,151,767	$1,051,424	$944,497	$882,006	$899,133

Per Common Share:

Basic	$3.38	$1.18	$2.43	$1.68	$1.02
Diluted	$3.29	$1.15	$2.37	$1.64	$1.00

Dividends declared and paid	$0.615	$0.590	$0.550	$0.510	$0.460
Book value[5]	$22.70	$20.85	$18.84	$17.61	$17.87

Number of employees	6,479	5,965	4,587	4,425	3,650

[1] 2016, 2015 and 2014 include after-tax charges of $(0.2) million, $4.7 million and $45.2 million, respectively, related to special charges, net.
[2] 2016 contained 53 weeks.
[3] Amounts have been adjusted retroactively for discontinued operations.
[4] Amounts have been adjusted retrospectively for the change in accounting principle as discussed in Item 7.
[5] Book value is calculated by dividing total H.B. Fuller stockholders' equity by the number of common stock shares outstanding as of our fiscal year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of fiscal 2018, in connection with the integration of the operations of Royal Adhesives with the Company’s other segments, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We began reporting results in five segments for the quarter ended March 3, 2018: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

The Americas Adhesives, EIMEA and Asia Pacific operating segments manufacture and supply adhesives products in the assembly, packaging, converting, nonwoven and hygiene, performance wood, insulating glass, flooring, textile, flexible packaging, graphic arts and envelope markets. The Construction Adhesives operating segment provides floor preparation, grouts and mortars for tile setting, and adhesives for soft flooring, and pressure-sensitive adhesives, tapes and sealants for the commercial roofing industry as well as sealants and related products for heating, ventilation and air conditioning installations. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, medical, clean energy, aerospace and defense, appliance and heavy machinery markets.

Total Company

When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

●	Changes in the prices of our raw materials that are primarily derived from refining crude oil and natural gas,

●	Global supply of and demand for raw materials,

●	Economic growth rates, and

●	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. The price of these derivatives impacts the cost of our raw materials. However, the supply of and demand for key raw materials has a greater impact on our costs. As demand increases in high-growth areas, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials. With approximately 75 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area.

The pace of economic growth directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as Construction Adhesives and insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2018, currency fluctuations had a negative impact on net revenue of approximately $2.0 million as compared to 2017.

Key financial results and transactions for 2018 included the following:

●

Net revenue increased 31.9 percent from 2017 primarily driven by a 28.3 percent increase due to acquisitions, a 3.4 percent increase in product pricing, and a 0.6 percent increase due to favorable sales mix. Positive drivers of growth were partially offset by a 0.3 percent decrease in sales volume and a 0.1 percent decrease due to currency fluctuations.

●

Gross profit margin increased to 27.5 percent from 26.2 percent in 2018 primarily due to favorable product pricing, the impact of the Royal Adhesives acquisition and lower restructuring plan costs. Positive drivers of growth were partially offset by higher raw material costs.

●	Cash flow generated by operating activities was $253.3 million in 2018 as compared to $140.8 million in 2017 and $195.7 million in 2016.

Our total year constant currency sales growth, which we define as the combined variances from sales volume, product pricing, sales mix and business acquisitions, increased 32.0 percent for 2018 compared to 2017.

In 2018, our diluted earnings per share was $3.29 compared to $1.15 in 2017 and $2.37 in 2016.  The higher earnings per share in 2018 compared to 2017 was due to higher net revenue, lower transaction costs related to acquisitions, and one time discrete items related to U.S. Tax Reform, which were partially offset by higher operating expenses mainly due to the impact of acquired businesses and higher interest expense due to higher U.S. debt balances at higher interest rates from the issuance of new debt in 2017. The lower earnings per share in 2017 compared to 2016 was due to an increase in transaction costs related to acquisitions, including make-whole costs associated with the early repayment of certain outstanding debt obligations, and the implementation of the 2017 Restructuring Plan.

Change in Accounting Principle

In the fourth quarter of 2018, we elected to change our method of accounting for certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments from the last-in, first-out method (“LIFO”) to weighted-average cost.  We have retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting.  The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services.  The North America adhesives business went live in 2014.  In 2017, we began the Project ONE implementation in our Latin America adhesives business, and implementation for all countries, with the exception of Brazil, has been completed as of the end of 2018.  During 2019 and beyond, we will continue implementation in North America, EIMEA (Europe, India, Middle East and Africa) and Asia Pacific.

Total expenditures for Project ONE are estimated to be $195 to $210 million, of which 50-55% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $73 million, of which approximately $38 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $14.0 million of the costs are expected to be cash costs. For the year ending December 1, 2018, we incurred costs of $6.7 million under this plan. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is currently expected to be completed by the end of fiscal year 2020.

2017 Restructuring Plan

During the first quarter of 2017, we approved a restructuring plan (the “2017 Restructuring Plan”) related to organizational changes and other actions to optimize operations. In implementing the 2017 Restructuring Plan, we incurred costs of $20.2 million as of December 1, 2018 which included cash expenditures of approximately $11.3 million for severance and related employee costs globally and $8.9 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $15.8 million of the costs were cash costs. The 2017 Restructuring Plan is substantially complete.

Federal Income Tax Reform

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. Since the passing of U.S. Tax Reform, additional guidance in the form of notices and proposed regulations which interpret various aspects of U.S. Tax Reform have been issued.  As of the filing of this document, additional guidance is expected.  Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may impact our financial results. We will continue to monitor all of these changes and will reflect the impact as appropriate in future financial statements. Many state and local tax jurisdictions are still determining how they will interpret elements of U.S. Tax Reform.  Final state and local governments’ conformity and legislation or guidance relating to U.S. Tax Reform may impact our financial results.

Given the varying effective dates of specific components of U.S. Tax Reform coupled with our fiscal year end, we will be required to consider additional elements of U.S. Tax Reform, including the significant changes related to taxation of international operations that we were not subject to during our fiscal year ended December 1, 2018. Such elements will be included for our fiscal year ended November 30, 2019.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements relate to pension and other postretirement plans; goodwill impairment; long-lived assets recoverability; valuation of product, environmental and other litigation liabilities; valuation of deferred tax assets and accuracy of tax contingencies; and valuation of acquired assets and liabilities.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations.  The discount rate for the U.S. pension plan was 4.51 percent at December 1, 2018, as compared to 3.73 percent at December 2, 2017 and 4.10 percent at December 3, 2016. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 1, 2018 would decrease U.S. pension and other postretirement plan expense less than $0.1 million (pre-tax) in fiscal 2019. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2018, 2017 and 2016. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2018, the expected long-term rate of return on the target equities allocation was 8.25 percent and the expected long-term rate of return on the target fixed-income allocation was 5.6 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. For 2019, the expected long-term rate of return on assets will be 7.50 percent with an expected long-term rate of return on the target equities allocation of 8.2 percent and an expected long-term rate of return on target fixed-income allocation of 5.6 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.1 million (pre-tax).

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

U.S. Pension Plan Historical actual rates of return	Total Portfolio	Equities	Fixed Income
10-year period	10.5%	12.0%	7.3%
20-year period	8.6%	8.3%	7.0	%*

* Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 7.0 percent is since inception (12 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.20 percent in 2018 compared to 6.21 percent in 2017 and 6.20 percent in 2016. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2018, 2017 and 2016. Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate is for the supplemental executive retirement plan only. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: Americas Adhesives, EIMEA, Asia Pacific, Flooring, Roofing, Specialty Construction, Engineering Adhesives and Tonsan.

We evaluate our goodwill for impairment annually as of the end of our third quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. For fiscal 2018, we performed an initial quantitative goodwill impairment test as of the end of the third quarter which resulted in no indicators of impairment for any of our reporting units. However, upon the decrease of our stock price and management’s reassessment of its long-term business plan during the fourth quarter of 2018, we updated our quantitative goodwill impairment test as of December 1, 2018. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our fourth quarter 2018 impairment test, included an 11% control premium.

For the fourth quarter 2018 test, the fair value of the reporting units exceeded the respective carrying values by 16% to 122% ("headroom"). Significant assumptions used in the DCF included long-term growth rates and discount rates that ranged from 9.0% to 10.8%. An increase in the discount and decrease in the long-term growth rates of 0.5% would result in the fair value of the reporting units exceeding their respective carrying values by 5% to 104%.

The Roofing reporting unit, which had headroom of 18%, and EIMEA reporting unit, which had headroom of 16%, were the only reporting units with fair value in excess of carrying value of less than 20%. As of December 1, 2018, the carrying value of goodwill assigned to the Roofing and EIMEA reporting units were $175.0 and $190.2 million, respectively. Management will continue to monitor these reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. Most significantly, for our Roofing reporting unit, a decrease in the planned volume revenue growth would negatively impact the fair value of the reporting unit and the calculation of excess carrying value. For our EIMEA reporting unit, not achieving cost savings due to plant consolidation efforts currently underway would negatively impact the fair value of the reporting unit and the calculation of excess carrying value.

See Note 5 to the Consolidated Financial Statements for further information regarding goodwill.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of December 1, 2018, the valuation allowance to reduce deferred tax assets totaled $14.1 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $8.4 million as of December 1, 2018.

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

We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities based upon the valuation of the business enterprise and the tangible and intangible assets acquired. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price.

Results of Operations

Net revenue

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$3,041.0	$2,306.0	$2,094.6	31.9%	10.1%

Net revenue in 2018 increased 31.9 percent from 2017. The 2017 net revenue was 10.1 percent higher than the net revenue in 2016. Every five or six years we have a 53rd week in our fiscal year. 2016 was a 53-week year which contributed approximately 2.0 percent to net revenue in 2016, primarily related to volume. In analyzing our results of operations from period to period, we review variances in net revenue in terms of changes related to sales volume, product pricing, sales mix, business acquisitions and changes in foreign currency exchange rates. The impact of sales volume, product pricing, sales mix and acquisitions including Royal Adhesives, Adecol and Wisdom, Cyberbond, L.L.C. and Advanced Adhesives are viewed as constant currency growth. The following table shows the net revenue variance analysis for the past two years:

	2018 vs 2017	2017 vs 2016
Constant currency growth	32.0%	12.3%
Currency	(0.1)%	(2.2)%
Total	31.9%	10.1%

Constant currency growth was 32.0 percent in 2018 compared to 2017. The 32.0 percent constant currency growth in 2018 was driven by 71.4 percent growth in Construction Adhesives, 57.1 percent growth in Engineering Adhesives, 29.9 percent growth in EIMEA, 21.2 percent growth in Americas Adhesives and 5.1 percent growth in Asia Pacific. Constant currency growth in 2018 includes 28.3 percent growth attributable to the acquisition of Royal Adhesives and Adecol. The negative 0.1 percent currency impact was primarily driven by a weaker Brazilian real, Argentinian peso, Australian dollar, Canadian dollar and Turkish lira offset by a stronger Mexican peso, Chinese renminbi and Euro compared to the U.S. dollar.

Constant currency growth was 12.3 percent in 2017 compared to 2016. The inclusion of a 53rd week in 2016 negatively impacted 2017 constant currency sales growth by approximately 2.0 percent. The 12.3 percent constant currency growth in 2017 was driven by 24.2 percent growth in Engineering Adhesives, 12.6 percent growth in Americas Adhesives, 9.5 percent growth in Asia Pacific, 4.3 percent growth in EIMEA and 1.5 percent growth in Construction Adhesives. Constant currency growth in 2017 includes 3.7 percent growth attributable to the acquisition of Royal Adhesives. The negative 2.2 percent currency impact was primarily driven by a weaker Egyptian pound, Turkish lira, Chinese renminbi, Argentinian peso, Mexican peso and Malaysian ringgit partially offset by a stronger Euro, Indian rupee and Australian dollar compared to the U.S. dollar.

Cost of sales

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Raw materials	$1,660.1	$1,288.0	$1,121.4	28.9%	14.9%
Other manufacturing costs	544.0	413.0	367.4	31.7%	12.4%
Cost of sales	$2,204.1	$1,701.0	$1,488.8	29.6%	14.3%
Percent of net revenue	72.5%	73.8%	71.1%

Raw material costs as a percentage of net revenue decreased 130 basis points in 2018 compared to 2017 due to an increase in product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue was flat compared to 2017. As a result, cost of sales as a percentage of net revenue decreased 130 basis points compared to 2017.

Raw material costs as a percentage of net revenue increased 240 basis points in 2017 compared to 2016 due to higher raw material costs and the impact of acquired businesses including the inventory step up related to our recent acquisitions. Other manufacturing costs as a percentage of revenue increased 40 basis points compared to 2016 driven primarily by the impact of acquired businesses and the implementation of the 2017 Restructuring Plan. As a result, cost of sales as a percentage of net revenue increased 270 basis points compared to 2016.

Gross profit

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Gross profit	$836.9	$605.1	$605.8	38.3%	(0.1)%
Percent of net revenue	27.5%	26.2%	28.9%

Gross profit in 2018 increased $231.8 million compared to 2017 and gross profit margin increased 130 basis points. The increase in gross profit margin was primarily due to favorable product pricing and the impact of the Royal Adhesives acquisition and lower restructuring plan costs.

Gross profit in 2017 decreased $0.7 million compared to 2016 and gross profit margin decreased 270 basis points. The decrease in gross profit margin was primarily due to higher raw material costs, the impact of acquired businesses and the implementation of the 2017 Restructuring Plan.

Selling, general and administrative expenses

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
SG&A	$582.1	$477.0	$407.6	22.0%	17.0%
Percent of net revenue	19.1%	20.7%	19.5%

Selling, general and administration (“SG&A”) expenses for 2018 increased $105.1 million or 22.0 percent compared to 2017. The increase is mainly due to the impact of acquired businesses and the impact of unfavorable foreign currency exchange rates on spending outside the U.S.

SG&A expenses for 2017 increased $69.4 million or 17.0 percent compared to 2016. The increase is mainly due to the impact of acquired businesses, transaction costs related to acquisitions and higher variable compensation, partially offset by lower expenses related to general spending reductions and the impact of favorable foreign currency exchange rates on spending outside the U.S.

Special charges, net

($ in millions)	2018	2017	2016
Special charges, net	$-	$-	$(0.2)

The following table provides detail of special charges, net:

($ in millions)	2018	2017	2016
Acquisition and transformation related costs	$-	$-	$0.2
Facility exit costs	-	-	(0.6)
Other related costs	-	-	0.2
Special charges, net	$-	$-	$(0.2)

Acquisition and transformation related costs of $0.2 million for the year ended December 3, 2016 include costs related to organization consulting, financial advisory and legal services necessary to integrate the industrial adhesives business we acquired in March 2012 into our existing operating segments. During the year ended December 3, 2016, we incurred cash facility exit costs of $1.3 million, non-cash facility exit costs of $1.7 million and other incremental transformation related costs of $0.2 million. Also included in facility exit costs for 2016 is a $3.6 million gain on the sale of our production facility located in Wels, Austria.

Other income (expense), net

($ in millions)	2018	2017	2016
Other income (expense), net	$1.2	$(27.7)	$(9.6)

Other income (expense), net includes foreign currency transaction losses of $4.5 million, $2.4 million and $9.5 million in 2018, 2017 and 2016, respectively. Gain (loss) on disposal of fixed assets was $3.1 million, nil and ($0.8) million in 2018, 2017 and 2016, respectively. Other income (expense), net for 2017 also included $25.5 million of expense related to make-whole costs associated with the early repayment of certain outstanding debt obligations which were refinanced upon entering into the Term Loan B Credit Agreement (as described in Note 6 to our Consolidated Financial Statements).

Interest expense

($ in millions)	2018	2017	2016
Interest expense	$111.0	$43.7	$27.4

Interest expense was $111.0 million, $43.7 million and $27.4 million for 2018, 2017 and 2016, respectively. The higher interest expense in 2018 compared to 2017 was due primarily to higher U.S. debt balances at higher interest rates from the issuance of our 4.000% Notes and higher LIBOR rates on floating rate debt held in the U.S. The higher interest expense in 2017 compared to 2016 was due to higher U.S. debt balances from the issuance of our Term Loan B Credit Agreement and the Public Notes and the write-off of capitalized debt issuance costs on repaid debt facilities. We capitalized interest of $0.3 million, $0.3 million and $0.8 million in 2018, 2017 and 2016, respectively.

Interest income

($ in millions)	2018	2017	2016
Interest income	$11.7	$3.9	$2.0

Interest income was $11.7 million, $3.9 million and $2.0 million in 2018, 2017 and 2016, respectively. Interest income in 2018 was higher due to our cross-currency swap cash flow hedges that were entered into at the end of 2017 in conjunction with the Royal Adhesives acquisition.

Income tax benefit (expense)

($ in millions)	2018	2017	2016
Income tax benefit (expense)	$6.4	$(9.8)	$(48.9)
Effective tax rate	4.1%	(16.2)%	(29.9)%

The income tax benefit in 2018 of $6.4 million includes $49.0 million of discrete tax benefits in both the U.S. and foreign jurisdictions, primarily related to the impact of U.S. Tax Reform. Income tax expense in 2017 of $9.8 million includes $4.1 million of discrete tax benefits in both the U.S. and foreign jurisdictions, primarily related to the release of the valuation allowance in Brazil in conjunction with the Adecol acquisition. Income tax expense in 2016 of $48.9 million included $2.6 million of discrete tax benefits in both the U.S. and foreign jurisdictions. Excluding discrete items, the overall effective tax rate increased by 4.2 percentage points in 2018 as compared to 2017 and decreased by 8.5 percentage points in 2017 as compared to 2016. The increase in the tax rate is principally due to an increase in the effective rate outside the U.S. due to a change in the geographic mix of pre-tax earnings, as well as withholding tax expense in foreign jurisdictions.

Income from equity method investments

($ in millions)	2018	2017	2016
Income from equity method investments	$8.2	$8.7	$7.4

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2018 compared to 2017 relates to lower net income in our joint venture. The higher income for 2017 compared to 2016 relates to higher net income in our joint venture.

Net income attributable to non-controlling interests

($ in millions)	2018	2017	2016
Net income attributable to non-controlling interests	$-	$-	$(0.3)

The net income attributable to non-controlling interests related to the redeemable non-controlling interest in H.B. Fuller Kimya Sanayi Ticaret A.S. (HBF Kimya). During fiscal 2017, we purchased the remaining shares from the non-controlling shareholder.

Net income attributable to H.B. Fuller

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net income attributable to H.B. Fuller	$171.2	$59.4	$121.7	188.2%	(51.2)%
Percent of net revenue	5.6%	2.6%	5.8%

Net income attributable to H.B. Fuller was $171.2 million in 2018 compared to $59.4 million in 2017 and $121.7 million in 2016. Diluted earnings per share was $3.29 per share in 2018, $1.15 per share for 2017 and $2.37 per share for 2016.

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

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of fiscal 2018, in connection with the integration of the operations of Royal Adhesives with the Company’s other segments, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We began reporting results in five segments for the quarter ended March 3, 2018: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

The tables below provide certain information regarding the net revenue and segment operating income (loss) of each of our operating segments.

Net Revenue by Segment

	2018		2017		2016
	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$1,099.9	36%	$907.8	39%	$806.1	38%
EIMEA	738.5	24%	568.6	25%	545.1	26%
Asia Pacific	278.1	9%	264.7	12%	241.8	12%
Construction Adhesives	446.1	15%	260.3	11%	256.4	12%
Engineering Adhesives	478.4	16%	304.6	13%	245.2	12%
Total	$3,041.0	100%	$2,306.0	100%	$2,094.6	100%

Segment Operating Income (Loss)

	2018		2017		2016
	Operating	% of	Operating	% of	Operating	% of
($ in millions)	Income	Total	Income (Loss)	Total	Income	Total
Americas Adhesives	$115.4	45%	$91.2	71%	$122.0	61%
EIMEA	40.1	16%	18.8	15%	40.1	20%
Asia Pacific	18.0	7%	14.8	12%	15.4	8%
Construction Adhesives	32.9	13%	(13.0)	(11)%	3.3	2%
Engineering Adhesives	48.4	19%	16.2	13%	17.4	9%
Total	$254.8	100%	$128.0	100%	$198.2	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2018	2017	2016
Segment operating income	$254.8	$128.0	$198.2
Special charges, net	-	-	0.2
Other income (expense), net	1.2	(27.6)	(9.6)
Interest expense	(111.0)	(43.7)	(27.4)
Interest income	11.7	3.9	2.0
Income before income taxes and income from equity method investments	$156.7	$60.6	$163.4

Americas Adhesives

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$1,099.9	$907.8	$806.1	21.2%	12.6%
Segment operating income	$115.4	$91.2	$122.0	26.5%	(25.2)%
Segment profit margin %	10.5%	10.0%	15.1%

	2018 vs 2017	2017 vs 2016
Constant currency growth	23.9%	12.8%
Currency	(2.7)%	(0.2)%
Total	21.2%	12.6%

Net revenue increased 21.2 percent in 2018 compared to 2017. The 23.9 percent increase in constant currency growth was attributable to an 18.7 percent increase in sales volume, including a 22.1 percent increase due to the Royal Adhesives, Adecol and Wisdom acquisitions, a 3.8 percent increase in product pricing and a 1.4 percent increase in sales mix. The 2.7 negative currency effect was primarily due to the weaker Brazilian real and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 90 basis points mainly due to an increase in product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 90 basis points, primarily due to higher delivery costs and the impact of acquired businesses. Operating expense as a percentage of net revenue decreased 50 basis points. Segment operating income increased 26.5 percent and segment operating margin as a percentage of net revenue increased 50 basis points in 2018 compared to 2017.

Net revenue increased 12.6 percent in 2017 compared to 2016. The 12.8 percent increase in constant currency growth was attributable to a 14.0 percent increase in sales volume, including an 11.1 percent increase due to the Royal Adhesives, Adecol and Wisdom acquisitions, offset by an unfavorable 0.8 percent decrease in sales mix and a 0.4 percent decrease in product pricing. The 0.2 percent negative currency effect was due to the weaker Argentinian peso and Mexican peso, offset by the stronger Brazilian real and Canadian dollar compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 320 basis points mainly due to higher raw material costs and the inventory step up related to the Wisdom, Adecol and Royal Adhesives acquisitions. Other manufacturing costs as a percentage of net revenue increased 120 basis points, primarily due to the acquisition and integration of Wisdom Adhesives. SG&A expenses as a percentage of net revenue increased 70 basis points due to the impact of the Royal Adhesives acquisition. Segment operating income decreased 25.2 percent and segment operating margin as a percentage of net revenue decreased 510 basis points in 2017 compared to 2016.

EIMEA

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$738.5	$568.6	$545.1	29.9%	4.3%
Segment operating income	$40.1	$18.8	$40.1	113.3%	(53.1)%
Segment profit margin %	5.4%	3.3%	7.4%

The following table provides details of the EIMEA net revenue variances:

	2018 vs 2017	2017 vs 2016
Constant currency growth	28.2%	10.9%
Currency	1.7%	(6.6)%
Total	29.9%	4.3%

Net revenue increased 29.9 percent in 2018 compared to 2017. The 28.2 percent increase in constant currency growth was attributable to a 23.4 percent increase in sales volume, including a 24.3 percent increase due to the Royal acquisition, a 4.4 percent increase in product pricing and a 0.4 percent increase in sales mix. The 1.7 percent positive currency effect was primarily the result of a stronger Euro and British pound offset by a weaker Turkish lira and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 20 basis points. Other manufacturing costs as a percentage of net revenue decreased 40 basis points in 2018 compared to 2017. Operating expense as a percentage of net revenue decreased 190 basis points due to lower restructuring plan costs. Segment operating income increased 113.3 percent and segment operating margin as a percentage of net revenue increased 210 basis points in 2018 compared to 2017.

Net revenue increased 4.3 percent in 2017 compared to 2016. The 10.9 percent increase in constant currency growth was attributable to a 6.3 percent increase in sales volume, including a 3.7 percent increase due to the Royal Adhesives acquisition, a 4.5 percent increase in product pricing and a 0.1 percent increase due to favorable sales mix. Sales volume growth was primarily related to the hygiene and durable assembly markets. In addition, we had strong growth in the emerging markets. The 6.6 percent negative currency effect was primarily the result of a weaker Egyptian pound and Turkish lira offset by a stronger Euro and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 250 basis points primarily due to higher raw material costs and the impact of the Royal Adhesives acquisition offset by higher product pricing. Other manufacturing costs as a percentage of net revenue was flat in 2017 compared to 2016. Operating expense as a percentage of net revenue increased 160 basis points due to the acquisition of Royal Adhesives. Segment operating income decreased 53.1 percent and segment operating margin decreased 410 basis points compared to 2016.

Asia Pacific

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$278.1	$264.7	$241.8	5.1%	9.5%
Segment operating income	$18.0	$14.8	$15.4	21.6%	(3.9)%
Segment profit margin %	6.5%	5.6%	6.4%

The following table provides details of Asia Pacific net revenue variances:

	2018 vs 2017	2017 vs 2016
Constant currency growth	3.3%	11.1%
Currency	1.8%	(1.6)%
Total	5.1%	9.5%

Net revenue in 2018 increased 5.1 percent compared to 2017. The 3.3 percent increase in constant currency growth was attributable to a 2.4 percent increase in sales volume, including a 1.5 percent increase due to the Royal Adhesives acquisition, and a 1.4 percent increase in product pricing, partially offset by a 0.5 decrease due to unfavorable sales mix. Positive currency effects of 1.8 percent compared to 2017 were primarily driven by the stronger Chinese renminbi and Malaysian ringgit offset by the weaker Australian dollar and Indonesian rupiah compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 60 basis points compared to 2017 primarily due to an increase in product pricing. Other manufacturing costs as a percentage of net revenue decreased 50 basis points compared to 2017. Operating expense as a percentage of net revenue increased 20 basis points. Segment operating income increased 21.6 percent and segment operating margin increased 90 basis points compared to 2017.

Net revenue in 2017 increased 9.5 percent compared to 2016. The 11.1 percent increase in constant currency growth was attributable to a 12.1 percent increase in sales volume, including a 3.0 percent increase due to the Advanced Adhesives and Royal Adhesives acquisitions, partially offset by a 0.5 percent decrease in product pricing and a 0.5 percent decrease due to unfavorable sales mix. Constant currency growth was primarily driven by volume growth in Greater China.  Negative currency effects of 1.6 percent compared to 2016 were primarily driven by the weaker Chinese renminbi and Malaysian ringgit compared to the U.S. dollar, partially offset by a stronger Australian dollar.  Raw material costs as a percentage of net revenue increased 180 basis points compared to 2016, primarily due to higher raw material costs.  Other manufacturing costs as a percentage of net revenue decreased 60 basis points compared to 2016.  Operating expense as a percentage of net revenue decreased 40 basis points.  Segment operating income decreased 3.9 percent and segment operating margin decreased 80 basis points compared to 2016.

Construction Adhesives

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$446.1	$260.3	$256.4	71.4%	1.5%
Segment operating income (loss)	$32.9	$(13.0)	$3.3	NMP	(493.9)%
Segment profit margin %	7.4%	(5.0)%	1.3%

NMP = Non-meaningful percentage

The following tables provide details of Construction Adhesives net revenue variances:

	2018 vs 2017	2017 vs 2016
Constant currency growth	71.2%	1.3%
Currency	0.2%	0.2%
Total	71.4%	1.5%

Net revenue increased 71.4 percent in 2018 compared to 2017. The 71.2 percent increase in constant currency growth was driven by a 72.2 percent increase in sales volume, including a 72.4 percent increase due to the Royal Adhesives acquisition, partially offset by a 1.0 percent decrease due to unfavorable sales mix. The positive currency effect of 0.2 percent compared to 2017 was due to the stronger Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue was flat compared to 2017. Other manufacturing costs as a percentage of net revenue were 680 basis points lower in 2018 compared to 2017 primarily due to improved operating efficiencies related to the completion of the facility upgrade and expansion project and lower restructuring plan costs. SG&A expenses as a percentage of net revenue decreased by 560 basis points in 2018 compared to 2017 due to increased sales volume.

Net revenue increased 1.5 percent in 2017 compared to 2016. The 1.3 percent increase in constant currency growth was driven by a 1.6 percent increase in sales volume, including an 8.5 percent increase due to the Royal Adhesives acquisition, offset by a 6.9 percent decrease in sales volume and a 0.3 percent decrease due to unfavorable sales mix. The sales volume decline was due to lower service levels related to the facility upgrade and expansion project. Positive currency effects of 0.2 percent compared to 2016 were primarily driven by the stronger Australian dollar compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 30 basis points higher in 2017 compared to 2016. Other manufacturing costs as a percentage of net revenue were 180 basis points higher in 2017 compared to 2016 due to inefficiencies related to the facility upgrade and expansion project. Operating expense as a percentage of net revenue increased 420 basis points due to the impact of the Royal Adhesives acquisition. Segment operating income (loss) decreased 493.9 percent and segment profit margin decreased 630 basis points in 2017 compared to 2016.

Engineering Adhesives

($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenue	$478.4	$304.6	$245.2	57.1%	24.2%
Segment operating income	$48.4	$16.2	$17.4	198.8%	(6.9)%
Segment profit margin %	10.1%	5.3%	7.1%

The following tables provide details of Engineering Adhesives net revenue variances:

	2018 vs 2017	2017 vs 2016
Constant currency growth	54.6%	26.0%
Currency	2.5%	(1.8)%
Total	57.1%	24.2%

Net revenue increased 57.1 percent in 2018 compared to 2017. The 54.6 percent increase in constant currency growth was driven by a 49.1 percent increase in sales volume, including a 39.9 percent increase due to the acquisition of Royal Adhesives, a 4.8 percent increase in product pricing and a 0.7 percent increase due to favorable sales mix. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. Positive currency effects of 2.5 percent were primarily driven by the stronger Chinese renminbi, Euro and British pound offset by the weaker Turkish lira and Brazilian real compared to the U.S. dollar. Raw material costs as a percentage of net revenue were 260 basis points lower in 2018 compared to 2017 due to increased product pricing and the impact of the Royal Adhesives acquisition partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue were 280 basis points higher in 2018 compared to 2017 due to the impact of the Royal Adhesives acquisition. Operating expense as a percentage of net revenue decreased 500 basis points compared to 2017 primarily due to higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 198.8 percent and segment operating margin increased 480 basis points in 2018 compared to 2017.

Net revenue increased 24.2 percent in 2017 compared to 2016. The 26.0 percent increase in constant currency growth was driven by a 27.7 percent increase in sales volume, including a 9.5 percent increase due to the acquisitions of Cyberbond, L.L.C. and Royal Adhesives, partially offset by a 1.2 percent decrease in product pricing and a 0.5 percent decrease due to unfavorable sales mix. Constant currency growth was driven by strong performance in the electronics and Tonsan markets. Negative currency effects of 1.8 percent compared to 2016 were primarily driven by the weaker Chinese renminbi partially offset by a stronger Euro and Indian rupee compared to the U.S. dollar.  Raw material cost as a percentage of net revenue increased 160 basis points in 2017 compared to 2016 due to unfavorable sales mix, higher raw material costs and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue decreased 30 basis points in 2017 compared to 2016. Operating expense as a percentage of net revenue increased 50 basis points compared to 2016 due to the impact of acquisitions, partially offset by the net mark to market adjustment related to the Tonsan contingent consideration liability. Segment operating income decreased 6.9 percent and segment operating margin decreased 180 basis points in 2017 compared to 2016.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 1, 2018 were $150.8 million compared to $194.4 million as of December 2, 2017. Total long and short-term debt was $2,247.5 million as of December 1, 2018 and $2,451.9 million as of December 2, 2017.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 1, 2018, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of December 1, 2018
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	4.3

●	TTM = trailing 12 months

●

EBITDA for covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, one-time costs incurred in connection with prepayment premiums and make-whole amounts under certain agreements, certain “run rate” cost savings and synergies in connection with the Royal Adhesives acquisition not to exceed 15% of Consolidated EBITDA, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains.  For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period.  The full definition is set forth in the Term Loan B Credit Agreement and the Amended Revolving Credit Agreement, and can be found in the Company’s 8-K filings dated October 20, 2017 and November 17, 2017, respectively.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2019.

Net Financial Assets (Liabilities)

($ in millions)	2018	2017
Financial assets:
Cash and cash equivalents	$150.8	$194.4
Foreign exchange contracts	4.9	0.6
Cash flow hedges	0.7	-
Interest rate swaps	28.9	3.1
Financial Liabilities:
Notes payable	(14.8)	(31.5)
Long-term debt	(2,232.8)	(2,420.4)
Foreign exchange contracts	(2.2)	(4.4)
Fair value hedges	(8.7)	(2.1)
Cash flow hedges	-	(20.1)
Net financial liabilities	$(2,073.2)	$(2,280.4)

Of the $150.8 million in cash and cash equivalents as of December 1, 2018, $145.2 million was held outside the U.S. Of the $145.2 million of cash held outside the U.S., earnings on $137.8 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $14.8 million at December 1, 2018 and $31.5 million at December 2, 2017. These amounts mainly represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 9.6 percent in 2018 and 11.0 percent in 2017.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and an unsecured public note (“Public Notes”).  The Term Loan B bears a floating interest rate at LIBOR plus 2.00 percent (4.30 percent at December 1, 2018) and matures in fiscal year 2024.  The Public Notes bear interest at 4.00 percent fixed interest and mature in fiscal year 2027. We are subject to a par call of 1.00 percent except within three months of maturity date. We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in the 8-K dated February 9, 2017 and the 8-K dated October 20, 2017, respectively.

We executed interest rate swap agreements for the purpose of obtaining a fixed interest rate on $1,450.0 million of the $2,150.0 million Term Loan B. We have designated forecasted interest payments resulting from the variability of 1-month LIBOR in relation to $1,450.0 million of the Term Loan B as the hedged item in cash flow hedges. The combined fair value of the interest rate swaps in total was an asset of $28.9 million at December 1, 2018 and was included in other assets in the Consolidated Balance Sheets. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,450.0 million variable rate Term Loan B are compared with the change in the fair value of the swaps.

We entered into interest rate swap agreements for the purpose of obtaining a floating rate on $150.0 million of our $300.0 million Public Notes.  We have designated the $150.0 million of public debt as the hedged item in a fair value hedge. The combined fair value of the interest rate swaps in total was a liability of $8.7 million at December 1, 2018 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150.0 million fixed rate Public Notes are compared with the change in the fair value of the swaps.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at December 1, 2018.  This credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes up to a maximum of $400.0 million. Interest on the revolving credit facility is payable at LIBOR plus 2.00 percent (4.35 percent at December 1, 2018).  A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly.  The interest rate and the facility fee are based on a leverage grid.  The credit facility expires on April 12, 2022.  As of December 1, 2018, our lines of credit were undrawn. Additional details on the revolving credit agreement can be found in the 8-K dated November 17, 2017. For further information related to debt outstanding and debt capacity, see Note 6 to the Consolidated Financial Statements.

Uncertainty relating to the LIBOR phase out at the end of 2021 may adversely impact the value of, and our obligations under, our Term Loan B, Public Notes and revolving credit facility. See the applicable discussion under Risk Factors.

Goodwill and Other Intangible Assets

As of December 1, 2018, goodwill totaled $1,305.2 million (31 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $ 908.2 million (22 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at December 1, 2018 are as follows:

	Americas		Asia	Construction	Engineering
($ in millions)	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Goodwill	$370.4	$184.7	$21.4	$309.9	$418.7	$1,305.2
Purchased technology & patents	20.2	18.5	0.9	18.3	19.5	77.4
Customer relationships	250.9	77.0	9.1	288.4	153.2	778.6
Tradenames	12.7	4.2	-	12.2	15.3	44.4
Other finite-lived intangible assets	-	4.9	1.5	0.4	0.4	7.2
Indefinite-lived intangible assets	-	0.5	-	-	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	December 1,	December 2,
	2018	2017
Net working capital as a percentage of annualized net revenue[1]	18.5%	21.3%
Accounts receivable DSO (in days)[2]	56	61
Inventory days on hand (in days)[3]	60	59
Free cash flow after dividends[4]	$153.9	$56.3
Debt capitalization ratio[5]	66.1%	70.0%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by 4).

2 Trade receivables net of allowance for doubtful accounts multiplied by 56 (8 weeks) and divided by the net revenue for the last 2 months of the quarter.

3 Total inventory multiplied by 56 and divided by cost of sales (excluding delivery costs) for the last 2 months of the quarter.

4 Net cash provided by operations less purchased property, plant and equipment and dividends paid. See reconciliation to Net cash provided by operating activities below.

5 Total debt divided by (total debt plus total stockholders’ equity).

Free cash flow after dividends, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchased property, plant and equipment and dividends paid. Free cash flow after dividends is an integral financial measure used by the Company to assess its ability to generate cash in excess of its operating needs, therefore, the Company believes this financial measure provides useful information to investors. The following table reflects the manner in which free cash flow after dividends is determined and provides a reconciliation of free cash flow after dividends to net cash provided by operating activities, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

Cash Flows from Operating Activities

($ in millions)	2018	2017	2016
Net cash provided by operating activities	$253.3	$140.8	$195.7
Less: Purchased property, plant and equipment	68.3	54.9	63.3
Less: Dividends paid	31.1	29.6	27.5
Free cash flow after dividends	$153.9	$56.3	$104.9

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2018	2017	2016
Net cash provided by operating activities	$253.3	$140.8	$195.7

Net income including non-controlling interest was $171.2 million in 2018, $59.5 million in 2017 and $121.9 million in 2016. Depreciation and amortization expense totaled $145.1 million in 2018 compared to $87.3 million in 2017 and $77.7 million in 2016. The higher depreciation and amortization expense in 2018 and 2017 was directly related to the intangible assets acquired in acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $31.1 million, a source of cash of $8.9 million and a use of cash of $17.9 million in 2018, 2017 and 2016, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $39.4 million use of cash in 2018 compared to $26.8 million use of cash in 2017 and $1.9 million source of cash in 2016. The use of cash in 2018 was related to higher net revenue and an increase in trade receivables compared to 2017. The use of cash in 2017 compared to a source of cash in 2016 was related to higher net revenue compared to 2016. The DSO was 56 days at December 1, 2018, 61 days at December 2, 2017 and 57 days at December 3, 2016.

●

Inventory – Changes in inventory resulted in a $17.1 million use of cash in 2018 compared to an $8.7 million use of cash in 2017 and a $7.5 million use of cash of in 2016. In 2018 and 2017, inventory levels increased due to higher raw material costs and to maintain service levels while integrating our acquisitions. Inventory days on hand were 60 days at the end of 2018 compared to 59 days at the end of 2017 and 60 days at the end of 2016.

●

Trade Payables – Changes in trade payables resulted in a $25.4 million source of cash in 2018 compared to a $44.4 million source of cash in 2017 and a $12.3 million use of cash in 2016. Both comparisons were primarily related to the timing of payments.

Contributions to our pension and other postretirement benefit plans were $6.6 million, $4.7 million and $6.6 million in 2018, 2017 and 2016, respectively. Income taxes payable resulted in a $4.0 million source of cash in 2018 and a $15.0 million and $1.7 million use of cash in 2017 and 2016, respectively. Other assets resulted in a $35.2 million use of cash in 2018, a $13.0 million use of cash in 2017 and an $8.4 million use of cash 2016, respectively. Accrued compensation was a $0.3 million use of cash in 2018 and a $12.2 million and $0.9 million source of cash in 2017 and 2016, respectively. The use of cash in 2018 relates to lower accruals for our employee incentive plans and the source of cash in 2017 relates to higher accruals for our employee incentive plans. Other operating activity was a $78.5 million source of cash in 2018 an $11.1 million use of cash in 2017 and a $34.4 million source of cash in and 2016, respectively. This reflects the impact of a stronger U.S. dollar on certain foreign transactions in 2018, 2017 and 2016.

Cash Flows from Investing Activities

($ in millions)	2018	2017	2016
Net cash used in investing activities	$(61.8)	$(1,800.9)	$(111.5)

Purchases of property, plant and equipment were $68.3 million in 2018 compared to $54.9 million in 2017 and $63.3 million in 2016. The increase in 2018 relates to higher purchases due to our acquisitions in 2017. In 2016, purchases of property, plant and equipment included expenditures related to a new plant in Indonesia and the Construction Adhesives expansion project.

In 2018, we received $3.5 million of cash resulting in an adjustment to the purchase price of Royal Adhesives and Adecol. In 2017, we acquired Adecol for $44.7 million, net of cash acquired, Royal Adhesives for $1,622.7 million, net of cash acquired and Wisdom for $123.5 million, net of cash acquired. In 2016, we acquired Cyberbond, L.L.C. for $42.2 million, net of cash acquired and Advanced Adhesives for $10.4 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities

($ in millions)	2018	2017	2016
Net cash provided by (used in) financing activities	$(228.6)	$1,710.2	$(52.6)

In 2018, we had $185.8 million of repayments of long-term debt and no proceeds from long-term debt borrowing. In 2017, we repaid $1,079.3 million and borrowed $2,856.3 million of debt in conjunction with our acquisition of Royal Adhesives and we paid $24.2 million of debt issuance costs. In 2016, there was $22.5 million of repayments of long-term debt and no proceeds from long-term debt borrowing. See Note 6 of the Consolidated Financial Statements for further discussion of debt borrowings and repayments.

Cash paid for dividends were $31.1 million, $29.6 million and $27.5 million in 2018, 2017 and 2016, respectively. Cash generated from the exercise of stock options were $6.2 million in 2018, $17.7 million in 2017 and $11.3 million in 2016. Repurchases of common stock were $4.7 million in 2018 compared to $21.8 million in 2017 and $23.2 million in 2016, including $19.1 million in 2017 and $20.9 million in 2016 from our share repurchase program. There were no repurchases from our share repurchase program in 2018.

Contractual Obligations

Due dates and amounts of contractual obligations follow:
	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,264.2	$91.2	$43.0	$43.0	$2,087.0
Interest payable on long-term debt[1]	525.6	60.8	141.7	194.5	128.6
Notes payable	14.8	14.8	-	-	-
Operating leases	37.2	13.1	13.2	7.5	3.4
Pension contributions[2]	2.2	2.2	-	-	-
Financial instrument liabilities[3]	2.2	2.2	-
Other[4]	13.5	13.5	-	-	-
Total contractual obligations	$2,859.7	$197.8	$197.9	$245.0	$2,219.0

1 Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2 Pension contributions are only included for fiscal 2019. We have not determined our pension funding obligations beyond 2019 and thus, any potential future contributions have been excluded from the table.

3 Represents the fair value of our foreign exchange contracts with a payable position to the counterparty as of December 1, 2018, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future.

4 This amount includes the forward purchase contract of $9.9 million and the contingent consideration liability of $3.6 million related to the Tonsan acquisition.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year.  The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The first measurement period is fiscal year 2018 and the first prepayment was satisfied through amounts prepaid during fiscal year 2018. We have estimated the 2019 prepayment and is shown in the table above as due in less than one year.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $8.4 million as of December 1, 2018 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 11 to the Consolidated Financial Statements.

We expect 2019 capital expenditures to be approximately $100.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of December 1, 2018, would have resulted in a change in net income of approximately $4.7 million or $0.09 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency translation and currency transaction risk. Approximately 55 percent of net revenue was generated outside of the United States in 2018. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2018 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $8.3 million or $0.16 per diluted share. Based on 2018 financial results and foreign currency balance sheet positions as of December 1, 2018, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $13.2 million or $0.25 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2018 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.1 million or $0.23 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

H.B. Fuller Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of December 1, 2018 and December 2, 2017, the related consolidated statements of income, comprehensive income (loss), total equity, and cash flows for each of the years in the three-year period ended December 1, 2018, and the related notes, collectively, the consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of December 1, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.B. Fuller Company as of December 1, 2018 and December 2, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 1, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, H.B. Fuller Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Controls over Financial Reporting appearing under Item 9A of the Company’s December 1, 2018 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Minneapolis, Minnesota
January 28, 2019

CONSOLIDATED STATEMENTS OF INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

	Fiscal Years
	December 1,	December 2,	December 3,
	2018	2017	2016
Net revenue	$3,041,002	$2,306,043	$2,094,605
Cost of sales	(2,204,108)	(1,700,973)	(1,488,783)
Gross profit	836,894	605,070	605,822
Selling, general and administrative expenses	(582,132)	(477,030)	(407,638)
Special charges, net	-	-	168
Other income (expense), net	1,184	(27,667)	(9,594)
Interest expense	(110,994)	(43,701)	(27,359)
Interest income	11,774	3,927	2,045
Income before income taxes and income from equity method investments	156,726	60,599	163,444
Income tax benefit (expense)	6,356	(9,810)	(48,920)
Income from equity method investments	8,150	8,677	7,393
Net income including non-controlling interests	171,232	59,466	121,917
Net income attributable to non-controlling interests	(24)	(48)	(254)
Net income attributable to H.B. Fuller	$171,208	$59,418	$121,663

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$3.38	$1.18	$2.43
Diluted	$3.29	$1.15	$2.37

Weighted-average common shares outstanding:
Basic	50,591	50,370	50,136
Diluted	51,975	51,619	51,270

Dividends declared per common share	$0.615	$0.590	$0.550

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	December 1,	December 2,	December 3,
	2018	2017	2016
Net income including non-controlling interests	$171,232	$59,466	$121,917
Other comprehensive income (loss)
Foreign currency translation	(71,238)	29,288	(33,855)
Defined benefit pension plans adjustment, net of tax	(2,970)	34,930	(1,701)
Interest rate swaps, net of tax	19,771	1,894	41
Cash flow hedges, net of tax	(6,735)	(4,047)	42
Other comprehensive income (income)	(61,172)	62,065	(35,473)
Comprehensive income	110,060	121,531	86,444
Less: Comprehensive income attributable to non-controlling interests	8	39	226
Comprehensive income attributable to H.B. Fuller	$110,052	$121,492	$86,218

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

	December 1,	December 2,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$150,793	$194,398
Trade receivables, net	485,719	473,700
Inventories	355,563	372,102
Other current assets	95,657	117,389
Total current assets	1,087,732	1,157,589

Property, plant and equipment, net	636,549	670,194
Goodwill	1,305,171	1,336,684
Other intangibles, net	908,151	1,001,792
Other assets	237,668	206,984
Total assets	$4,175,271	$4,373,243

Liabilities, redeemable non-controlling interest and total equity
Current liabilities:
Notes payable	$14,770	$31,468
Current maturities of long-term debt	91,225	21,515
Trade payables	273,378	268,467
Accrued compensation	78,384	84,903
Income taxes payable	12,578	14,335
Other accrued expenses	75,788	84,225
Total current liabilities	546,123	504,913

Long-term debt, net of current maturities	2,141,532	2,398,927
Accrued pension liabilities	70,680	71,205
Other liabilities	264,768	346,381
Total liabilities	3,023,103	3,321,426

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 50,732,796 and 50,388,839, for 2018 and 2017, respectively	50,733	50,389
Additional paid-in capital	95,940	74,662
Retained earnings	1,285,246	1,127,028
Accumulated other comprehensive loss	(280,152)	(200,655)
Total H.B. Fuller stockholders' equity	1,151,767	1,051,424
Non-controlling interest	401	393
Total equity	1,152,168	1,051,817
Total liabilities, non-controlling interest and total equity	$4,175,271	$4,373,243

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
Balance at November 28, 2015, as previously reported	$50,074	$55,522	$994,608	$(227,284)	$406	$873,326
Change in accounting principle	-	-	9,086	-	-	9,086
Balance at November 28, 2015, as adjusted[1]	$50,074	$55,522	$1,003,694	$(227,284)	$406	$882,412
Comprehensive income (loss)[1]	-	-	121,663	(35,445)	226	86,444
Dividends	-	-	(27,836)	-	-	(27,836)
Stock option exercises	519	10,750	-	-	-	11,269
Share-based compensation plans other, net	116	14,485	-	-	-	14,601
Tax benefit on share-based compensation plans	-	1,467	-	-	-	1,467
Repurchases of common stock	(568)	(22,660)	-	-	-	(23,228)
Redeemable non-controlling interest	-	-	-	-	(239)	(239)
Balance at December 3, 2016[1]	$50,141	$59,564	$1,097,521	$(262,729)	$393	$944,890
Comprehensive income[1]	-	-	59,418	62,074	39	121,531
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017[1]	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	171,208	(61,156)	8	110,060
Dividends	-	-	(31,331)	-	-	(31,331)
Stock option exercises	199	6,038	-	-	-	6,237
Share-based compensation plans other, net	237	19,836	-	-	-	20,073
Repurchases of common stock	(92)	(4,596)	-	-	-	(4,688)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at December 1, 2018	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168

[1] The Consolidated Statements of Total Equity have been adjusted to reflect retrospectively the change in method of valuing certain inventories in the United States from the LIFO method to the weighted-average cost method adopted in fiscal 2018.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	December 1,	December 2,	December 3,
	2018	2017	2016
Cash flows from operating activities:
Net income including non-controlling interests	$171,232	$59,466	$121,917
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	68,636	51,072	49,189
Amortization	76,490	36,243	28,495
Deferred income taxes	(47,446)	(21,660)	6,860
Income from equity method investments, net of dividends received	(3,172)	(2,640)	(3,701)
Share-based compensation	17,113	17,503	13,344
Pension and other postretirement benefit plan contributions	(6,558)	(4,704)	(6,572)
Pension and other postretirement benefit plan income (expense)	(14,332)	(6,069)	11,634
Excess tax benefit from share-based compensation	-	(2,010)	(1,641)
Non-cash (gain) loss on mark to market adjustment related to contingent consideration liability	1,126	(4,233)	(6,032)
Non-cash charge for the sale of inventories revalued at the date of acquisition	-	11,289	528
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(39,429)	(26,826)	1,874
Inventories	(17,068)	(8,660)	(7,476)
Other assets	(35,184)	(12,986)	(8,383)
Trade payables	25,401	44,365	(12,292)
Accrued compensation	(306)	12,249	879
Other accrued expenses	(4,282)	9,809	(5,548)
Income taxes payable	4,048	(14,973)	(1,707)
Other liabilities	(21,429)	14,685	(20,105)
Other	78,472	(11,130)	34,425
Net cash provided by operating activities	253,312	140,790	195,688

Cash flows from investing activities:
Purchased property, plant and equipment	(68,263)	(54,934)	(63,310)
Purchased businesses, net of cash acquired	3,499	(1,745,415)	(52,547)
Purchased investments	-	(1,250)	-
Proceeds from sale of property, plant and equipment	2,923	672	4,332
Net cash used in investing activities	(61,841)	(1,800,927)	(111,525)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	2,856,278	-
Repayment of long-term debt	(185,750)	(1,079,250)	(22,500)
Payment of debt issuance costs	-	(24,207)	-
Net proceeds from (payments on) notes payable	(13,276)	(7,776)	7,746
Dividends paid	(31,124)	(29,612)	(27,518)
Proceeds from stock options exercised	6,237	17,705	11,269
Excess tax benefit from share-based compensation	-	2,010	1,641
Purchase of redeemable non-controlling interest	-	(3,127)	-
Repurchases of common stock	(4,688)	(21,831)	(23,228)
Net cash (used in) provided by financing activities	(228,601)	1,710,190	(52,590)

Effect of exchange rate changes on cash and cash equivalents	(6,475)	2,100	(8,496)
Net change in cash and cash equivalents	(43,605)	52,153	23,077
Cash and cash equivalents at beginning of year	194,398	142,245	119,168
Cash and cash equivalents at end of year	$150,793	$194,398	$142,245

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$207	$299	$318
Cash paid for interest, net of amount capitalized of $285, $306, and $752 for the years ended December 1, 2018, December 2, 2017 and December 3, 2016, respectively	$109,428	$43,790	$29,505
Cash paid for income taxes, net of refunds	$36,841	$37,986	$46,815

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 37 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

Our business is reported in five operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives and Engineering Adhesives. In 2018, as a percentage of total net revenue by operating segment, Americas Adhesives accounted for 36 percent, EIMEA 24 percent, Asia Pacific 9 percent, Construction Adhesives 15 percent and Engineering Adhesives 16 percent.

Our Americas Adhesives, EIMEA and Asia Pacific operating segments produce and supply industrial adhesives products for applications in various markets, including durable assembly (appliances, filters and insulating glass), packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, and durable and non-durable goods), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, and tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments), performance wood (windows, doors and wood flooring), insulating glass (windows) and textile (footwear and sportswear).

The Americas Adhesives, EIMEA and Asia Pacific operating segments include a full range of specialty adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products.

The Construction Adhesives operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers and levelers), the commercial roofing industry (pressure-sensitive adhesives, tapes and sealants) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings and block fillers). This operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia.

The Engineering Adhesives operating segment produces and supplies high performance industrial adhesives to the transportation, electronics, medical, clean energy, aerospace and defense, appliance and heavy machinery markets.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2018 and 2016, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of December 1, 2018 and December 3, 2016 for Sekisui-Fuller Company, Ltd. is not required.

In fiscal year 2017, this equity method investment was significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of December 2, 2017 for Sekisui-Fuller Company, Ltd. is as follows:

As of December 2, 2017
Current assets	$102,454
Non-current assets	27,732
Current liabilities	40,173
Non-current liabilities	1,583

For the year ended December 2, 2017
Net revenue	$171,302
Gross profit	50,607
Net income	17,735

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were December 1, 2018, December 2, 2017 and December 3, 2016 for 2018, 2017 and 2016, respectively. Every five or six years we have a 53rd week in our fiscal year. Fiscal 2016 was a 53-week year.

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

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605-50, Customer Payments and Incentives. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue, were $21,265, $18,158 and $16,465 in 2018, 2017 and 2016, respectively.

For certain products, consigned inventory is maintained at customer locations. For this inventory, revenue is recognized in the period that the inventory is consumed. Sales to distributors require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales

Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, freight costs, and other less significant indirect costs related to the production of our products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include sales and marketing, research and development, technical and customer service, finance, legal, human resources, general management and similar expenses. SG&A expenses also include the mark to market adjustment related to the contingent consideration liability.

Income Taxes

The income tax provision is computed based on income before income from equity method investments included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See Note 11 for further information.

Acquisition Accounting

As we enter into business combinations, we perform acquisition accounting requirements including the following:

●	Identifying the acquirer,
●	Determining the acquisition date,
●	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
●	Recognizing and measuring goodwill or a gain from a bargain purchase

We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities based upon the valuation of the business enterprise and the tangible and intangible assets acquired. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price.

Cash Equivalents

Cash equivalents are highly liquid instruments with an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a given bank. Book overdrafts, if any, are included in trade payables in our Consolidated Balance Sheets and in operating activities in our Consolidated Statements of Cash Flows.

Restrictions on Cash

There were no restrictions on cash as of December 1, 2018. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

Trade Receivable and Allowances

Trade receivables are recorded at the invoiced amount and do not bear interest. Allowances are maintained for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts. The allowance for doubtful accounts includes an estimate of future uncollectible receivables based on the aging of the receivable balance and our collection experience. The allowance also includes specific customer accounts when it is probable that the full amount of the receivable will not be collected. See Note 4 for further information.

Inventories

Prior to the fourth quarter of 2018, certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments were recorded at cost (not in excess of net realizable value) as determined by the last-in, first-out method (“LIFO”), which represented approximately 25.7 percent of consolidated inventories. During the fourth quarter of 2018, we changed our method of costing for these inventories from LIFO to the weighted-average cost method. This change in accounting principle is preferable because the weighted-average cost method better measures the current value of our inventories and conforms the inventory costing methodology for inventory in the United States within the Company’s Americas Adhesives and Construction Adhesives segments to the weighted-average cost method used for the majority of our inventories. The impact of this change in accounting principle on the Consolidated Financial Statements for each period presented is further explained in the Change in Accounting Principle section below.

Investments

Investments with a value of $5,048 and $5,062 represent the cash surrender value of life insurance contracts as of December 1, 2018 and December 2, 2017, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of other income (expense), net.

Cost Method Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. We have a policy in place to review our investments at least annually, to evaluate the accounting method and carrying value of our investments in unconsolidated investees. Our cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. If we believe that the carrying value of an investment is in excess of its estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary. We did not have any impairment of our cost method investments for the years ended December 1, 2018, December 2, 2017 and December 3, 2016.  The book value of the cost method investments was $1,669 as of December 1, 2018 and December 2, 2017.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $285, $306 and $752 were capitalized in 2018, 2017 and 2016, respectively.

Goodwill

We evaluate our goodwill for impairment annually as of the end of our third quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2018 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

On December 4, 2016, for our subsidiaries in Latin America, we changed the functional currency from the U.S. dollar to the entity’s local currency based on management’s analysis of the changes of the economic facts and circumstances in which these subsidiaries operate. The change in functional currency is accounted for prospectively from December 4, 2016 and financial statements prior to and including the year ended December 3, 2016 have not been restated for the change in functional currency. Monetary assets and liabilities have been remeasured to the U.S. dollar at current exchange rates. Non-monetary assets (property, plant and equipment, net; goodwill; and intangible assets, net) have been remeasured to reflect the difference between the exchange rate when the asset arose and the exchange rate on the date of the change in functional currency. As a result of this change in functional currency, we recorded an $11,317 cumulative translation adjustment included in other comprehensive income (loss) for the year ended December 2, 2017.

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

Asset Retirement Obligations

We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,646 and $2,129 at December 1, 2018 and December 2, 2017, respectively.

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

Share-based Compensation

We have various share-based compensation programs which provide for equity awards, including non-qualified stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. We use the straight-line attribution method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early retirement based on the terms of the plan. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. See Note 9 for additional information.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to H.B. Fuller by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding awards, which computes total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award and (b) the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	2018	2017	2016
Net income attributable to H.B. Fuller	$171,208	$59,418	$121,663

Weighted-average common shares – basic	50,591	50,370	50,136
Equivalent shares from share-based compensation plans	1,384	1,249	1,134
Weighted-average common and common equivalent shares – diluted	51,975	51,619	51,270

Basic earnings per share	$3.38	$1.18	$2.43
Diluted earnings per share	$3.29	$1.15	$2.37

Share-based compensation awards for 1,905,411, 163,140 and 657,439 shares for 2018, 2017 and 2016, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 71,181, 56,230 and 67,807 shares of common stock in 2018, 2017 and 2016, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

Change in Accounting Principle

As described above, in the fourth quarter of 2018, we elected to change our method of accounting for certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments from LIFO to weighted-average cost.  We have retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change.  As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Consolidated Statements of Income for the years ended December 2, 2017 and December 3, 2016 were adjusted as follows:

For the fiscal years ended:
	December 2, 2017			December 3, 2016
	As reported	Impact of change to weighted- average cost	As adjusted	As reported	Impact of change to weighted- average cost	As adjusted

Cost of sales	$(1,702,873)	$1,900	$(1,700,973)	$(1,484,802)	$(3,981)	$(1,488,783)
Gross profit	603,170	1,900	605,070	609,803	(3,981)	605,822
Income taxes	(9,086)	(724)	(9,810)	(50,436)	1,516	(48,920)

Net income including non-controlling interests	58,290	1,176	59,466	124,382	(2,465)	121,917

Net income attributable to H. B. Fuller	58,242	1,176	59,418	124,128	(2,465)	121,663

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.16	$0.02	$1.18	$2.48	$(0.05)	$2.43
Diluted	1.13	0.02	1.15	2.42	(0.05)	2.37

The Consolidated Statements of Comprehensive Income (Loss) for the years ended December 2, 2017 and December 3, 2016 were adjusted as follows:

For the fiscal years ended:
	December 2, 2017			December 3, 2016
	As reported	Impact of change to weighted- average cost	As adjusted	As reported	Impact of change to weighted- average cost	As adjusted
Net income including non-controlling interests	$58,290	$1,176	$59,466	$124,382	$(2,465)	$121,917
Comprehensive income	120,355	1,176	121,531	88,909	(2,465)	86,444
Comprehensive income attributable to H.B. Fuller	120,316	1,176	121,492	88,683	(2,465)	86,218

The Consolidated Balance Sheet as of December 2, 2017 was adjusted as follows:

	As reported	Impact of change to weighted- average cost	As adjusted
Inventories	$359,505	$12,597	$372,102
Other liabilities	341,581	4,800	346,381
Retained earnings	1,119,231	7,797	1,127,028

The Consolidated Statements of Cash Flows for the years ended December 2, 2017 and December 3, 2016 were adjusted as follows:

For the fiscal years ended:
	December 2, 2017			December 3, 2016
	As reported	Impact of change to weighted- average cost	As adjusted	As reported	Impact of change to weighted- average cost	As adjusted
Net income including non-controlling interests	$58,290	$1,176	$59,466	$124,382	$(2,465)	$121,917

Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Deferred income taxes	(20,936)	(724)	(21,660)	5,344	1,516	6,860

Change in assets and liabilities, net of effects of acquisitions:
Inventories	(10,560)	1,900	(8,660)	(3,495)	(3,981)	(7,476)

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).  This ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance.  The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption.  Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted. We will early adopt this guidance during the first quarter of 2019 on a prospective basis.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The ASU requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Our effective date for adoption of this guidance is our fiscal year beginning November 28, 2021 with early adoption permitted. We elected to early adopt the guidance during the fourth quarter of 2018. The only impact of the adoption of this guidance was the changes to the disclosures as discussed above.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU addresses the stranded income tax effects in accumulated other comprehensive income resulting from the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”.  In accordance with ASC Topic 740, the effect of the reduced corporate income tax rate on deferred tax assets and liabilities is included in net income attributable to H.B. Fuller in our Consolidated Statement of Income  for the year ending December 1, 2018.  Tax effects on items within accumulated other comprehensive income were left stranded at the historical tax rate.  This guidance allows entities to reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings.  Our effective date for adoption of ASU No. 2018-02 is our fiscal year beginning December 1, 2019, with early adoption permitted. We elected to early adopt the guidance during the first quarter of 2018 using the security-by-security approach.  The adoption of this ASU resulted in an $18,341 reclassification from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. The classification requirements of this standard are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. Our effective date for adoption of this guidance is our fiscal year beginning December 2, 2018 with early adoption permitted. The components of our net periodic defined benefit pension and postretirement benefit costs are presented in Note 10. The components other than service cost will be presented as nonoperating expenses upon adoption. Service cost will remain in operating expenses.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Our effective date for prospective adoption of this guidance is our fiscal year beginning November 29, 2020 with early adoption permitted. We elected to early adopt the guidance for fiscal 2018. We applied this guidance to applicable impairment tests upon adoption.

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

In June 2016, the FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of this guidance is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. We adopted this guidance during the first quarter of 2018. As a result of adoption, excess tax benefits/deficiencies are now recorded as income tax expense and are dependent upon market prices and the volume of stock option exercises and restricted stock vestings during the reporting period. Excess tax benefits of $1,047 were recorded as a reduction to income tax expense within the Condensed Consolidated Statement of Income during the year ended December 1, 2018. Excess tax benefits/deficiencies are now also classified as operating activities within the statement of cash flows and are excluded from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Cash payments to tax authorities for withheld shares in net-settlement features are classified as financing activities. These changes are applied prospectively, with the exception of the classification of cash payments to tax authorities in the statement of cash flows, which were already classified as financing activities. Therefore, no prior period adjustments were made as a result of the adoption of this guidance. We are continuing our existing practice of estimating the number of awards that will be forfeited in accordance with this ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842). This guidance changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02. Our effective date for adoption of this guidance is our fiscal year beginning December 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients. We have begun implementing lease accounting software and are currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14 which defers the effective date and was issued in August 2015) and is now effective for our fiscal year beginning December 2, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We intend to adopt this guidance using the modified retrospective method. We have completed contract reviews and have determined there are no significant impacts, as our revenue transactions are not accounted for under industry-specific guidance superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. In addition to assessing the impact on the Consolidated Financial Statements, we have completed our analysis of the impact of the new standard on our business processes, systems and controls to support recognition and disclosure requirements under this ASU.

Note 2: Acquisitions

Adecol

On November 1, 2017, we acquired Adecol Industria Quimica, Limitada (“Adecol”), headquartered in Guarulhos, Brazil. Adecol works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and assembly markets. The initial purchase price was 145.9 million Brazilian real, or approximately $44,682, and was funded through borrowings on our revolving credit facility and existing cash. During 2018, we received 3.6 million Brazilian real, or approximately $1,110, of cash, and made other purchase accounting adjustments of $3,227 resulting in a final purchase price of $40,345. Adecol is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $951, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation December 2, 2017	Fair Value Adjustments	Final Valuation December 1, 2018
Current assets	$17,877	$(1,740)	$16,137
Property, plant and equipment	7,308	739	8,047
Goodwill	23,282	(1,881)	21,401
Other intangibles
Customer relationships	17,016	(383)	16,633
Trademarks/trade names	1,363	(65)	1,298
Other assets	4,811	-	4,811
Current liabilities	(12,765)	(1,509)	(14,274)
Other liabilities	(14,210)	502	(13,708)
Total purchase price	$44,682	$(4,337)	$40,345

The expected lives of the acquired intangible assets are 13 years for customer relationships and five years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $21,401 to goodwill for the expected synergies from combining Adecol with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Americas Adhesives operating segment. The Adecol acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The initial purchase price of $1,622,728 was funded through new debt financing. See Note 6 for further information on our debt financing. During 2018, we received $2,389 of cash adjusting the purchase price to a final purchase price of $1,620,339. Royal Adhesives is reported in multiple operating segments. We incurred acquisition related costs of approximately $11,625, which were recorded as SG&A expenses in the Consolidated Statements of Income in 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	Preliminary Valuation December 2, 2017	Adjustments	Final Valuation December 1, 2018
Accounts receivable	$64,904	$992	$65,896
Inventory	93,680	(195)	93,485
Other current assets	58,508	789	59,297
Property, plant and equipment	126,192	(7,409)	118,783
Goodwill	866,013	1,730	867,743
Other intangibles
Developed technology	59,800	(100)	59,700
Customer relationships	645,300	19,400	664,700
Trademarks/trade names	53,600	22,600	31,000
Other assets	1,443	(43)	1,400
Accounts payable	(40,211)	1,452	(38,759)
Other current liabilities	(37,261)	3,778	(33,483)
Other liabilities	(269,240)	(183)	(269,423)
Total purchase price	$1,622,728	$(2,389)	$1,620,339

The expected lives of the acquired intangible assets are 15 years for developed technology, 18 years for customer relationships and 15 years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $867,743 to goodwill for assembled workforce and the expected synergies from combining Royal Adhesives with our existing business. The goodwill was assigned to multiple operating segments. The amount of goodwill that is deductible for tax purposes is $41,638. The remaining goodwill is not deductible for tax purposes.

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

Wisdom Adhesives

On January 27, 2017, we acquired substantially all of the assets of H.E. Wisdom & Sons, Inc. and its affiliate Wisdom Adhesives Southeast, L.L.C., (“Wisdom Adhesives”) headquartered in Elgin, Illinois. Wisdom Adhesives is a provider of adhesives for the packaging, paper converting and durable assembly markets. The acquisition strengthened our position in the North America adhesives market. The purchase price of $123,549 was financed through borrowings on our revolving credit facility and is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $555, which were recorded as SG&A expenses in the Consolidated Statement of Income for the year ended December 2, 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Valuation	Purchase Price and Fair Value	Final Valuation
	March 4, 2017	Adjustments	December 2, 2017
Current assets	$13,729	$115	$13,844
Property, plant and equipment	10,516	(1,875)	8,641
Goodwill	60,313	(487)	59,826
Other intangibles
Customer relationships	33,300	12,000	45,300
Trademarks/trade names	13,600	(9,200)	4,400
Current liabilities	(8,153)	(309)	(8,462)
Total purchase price	$123,305	$244	$123,549

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

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company and other actions to optimize operations during the year ended December 1, 2018 and December 2, 2017. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	December 1, 2018	December 2, 2017
Cost of sales	$5,699	$9,764
Selling, general and administrative	3,182	8,267
	$8,881	$18,031

The following table summarizes the pre-tax impact of restructuring charges by segment:

	December 1, 2018	December 2, 2017
Americas Adhesives	$1,601	$2,178
EIMEA	2,842	7,214
Asia Pacific	10	1,996
Construction Adhesives	3,706	5,895
Engineering Adhesives	722	748
	$8,881	$18,031

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at December 3, 2016	$-	$-	$-	$-
Expense incurred	10,266	5,394	2,371	18,031
Non-cash charges	-	(4,291)	-	(4,291)
Cash payments	(9,210)	(1,103)	(2,351)	(12,664)
Foreign currency translation	430	-	-	430
Balance at end December 2, 2017	$1,486	$-	$20	$1,506
Expense incurred	6,223	2,353	305	8,881
Non-cash charges	-	(1,666)	-	(1,666)
Cash payments	(3,395)	(687)	(325)	(4,407)
Foreign currency translation	(58)	-	-	(58)
Balance at end December 1, 2018	$4,256	$-	$-	$4,256

Non-cash charges for the year ended December 1, 2018 and December 2, 2017 include accelerated depreciation resulting from the cessation of use of certain long-lived assets and the recording of provisions related to the discontinuance of certain retail and wholesale products. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2018, 2017 and 2016 follow.

	2018	2017	2016
Foreign currency transaction losses, net	$(4,450)	$(2,411)	$(9,510)
Gain (loss) on disposal of fixed assets	2,177	22	(796)
Other, net [1]	3,457	(25,278)	712
Total other income (expense), net	$1,184	$(27,667)	$(9,594)

Research and development expenses (included in SG&A expenses)	$35,534	$30,072	$28,614

¹ 2017 includes a make whole premium of $25,535 paid on the refinancing of our long-term debt. See Note 6 for further information.

Balance Sheet Information

Additional details of balance sheet amounts as of December 1, 2018 and December 2, 2017 follow.

Inventories	2018	2017
Raw materials	$169,228	$174,093
Finished goods	186,335	198,009
Total inventories	$355,563	$372,102

Other current assets
Other receivables	$26,542	$24,304
Prepaid income taxes	31,899	41,105
Prepaid taxes other than income taxes	16,718	20,852
Prepaid expenses	19,161	29,521
Assets held for sale	1,337	1,607
Total other current assets	$95,657	$117,389

Property, plant and equipment
Land	$79,745	$79,993
Buildings and improvements	369,072	364,048
Machinery and equipment	815,084	787,844
Construction in progress	39,689	56,402
Total, at cost	1,303,590	1,288,287
Accumulated depreciation	(667,041)	(618,093)
Net property, plant and equipment	$636,549	$670,194

Other assets
Investments and company owned life insurance	$8,596	$8,602
Equity method investments	51,454	48,962
Cost method investments	1,669	1,669
Long-term deferred income taxes	27,112	43,422
Prepaid pension costs	37,881	30,145
Prepaid postretirement other than pension	48,872	39,163
Other long-term receivables	46,755	18,577
Other long-term assets	15,329	16,444
Total other assets	$237,668	$206,984

Other accrued expenses
Taxes other than income taxes	$16,592	$18,753
Miscellaneous services	7,694	13,565
Customer rebates	10,082	10,114
Interest	5,996	6,766
Insurance	401	5,668
Product liability	1,249	961
Contingent consideration liability	3,610	-
Accrued expenses	30,164	28,398
Total other accrued expenses	$75,788	$84,225

Other liabilities
Asset retirement obligations	$3,646	$2,129
Long-term deferred income taxes	214,295	280,515
Long-term deferred compensation	5,974	5,424
Postretirement other than pension	2,603	2,992
Contingent consideration liability	-	496
Environmental liabilities	5,183	11,380
Other long-term liabilities	33,067	43,445
Total other liabilities	$264,768	$346,381

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance at beginning of year	$11,670	$12,310	$11,893
Charged to expenses and other adjustments	6,444	744	2,455
Write-offs	(2,187)	(1,546)	(1,758)
Foreign currency translation effect	(1,911)	162	(280)
Balance at end of year	$14,046	$11,670	$12,310

Statement of Comprehensive Income (Loss) Information

The following tables provides details of total comprehensive income (loss):

	December 1, 2018
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$171,208	$24
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(71,222)	-	(71,222)	(16)
Reclassification to earnings:
Defined benefit pension plans adjustment²	(3,671)	701	(2,970)	-
Interest rate swap³	25,819	(6,048)	19,771	-
Other cash flow hedges³	(4,047)	(2,688)	(6,735)	-
Other comprehensive income (loss)	$(53,121)	$(8,035)	(61,156)	(16)
Comprehensive income			$110,052	$8

	December 2, 2017
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$59,418	$48
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$29,297	-	29,297	(9)
Reclassification to earnings:
Defined benefit pension plans adjustment²	51,282	(16,352)	34,930	-
Interest rate swap³	3,060	(1,166)	1,894	-
Other cash flow hedges³	(6,538)	2,491	(4,047)	-
Other comprehensive income (loss)	$77,101	$(15,027)	62,074	(9)
Comprehensive income			$121,492	$39

	December 3, 2016
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$121,663	$254
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(33,827)	-	(33,827)	(28)
Reclassification to earnings:
Defined benefit pension plans adjustment²	576	(2,277)	(1,701)	-
Interest rate swap³	63	(22)	41	-
Other cash flow hedges³	68	(26)	42	-
Other comprehensive income (loss)	$(33,120)	$(2,325)	(35,445)	(28)
Comprehensive income (loss)			$86,218	$226

[1] Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries. As discussed in Note 1, the foreign currency translation adjustment for the year ended December 2, 2017 includes the impact of the change in functional currency for our subsidiaries in Latin America.

[2] Loss reclassified from accumulated other comprehensive income (loss) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expenses.

[3] Loss reclassified from accumulated other comprehensive income (loss) into earnings is reported in other income (expense), net.

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Interest rate swap, net of taxes of ($7,231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(280,243)	$(280,152)	$(91)

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(56,159)	$(56,084)	$(75)
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Cash flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Total accumulated other comprehensive loss	$(200,730)	(200,655)	(75)

	December 3, 2016
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(85,447)	$(85,381)	$(66)
Interest rate swap, net of taxes of ($17)	28	28	-
Cash flow hedges, net of taxes of $785	(1,275)	(1,275)	-
Defined benefit pension plans adjustment, net of taxes of $90,734	(176,101)	(176,101)	-
Total accumulated other comprehensive loss	$(262,795)	$(262,729)	$(66)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of December 1, 2018 and December 2, 2017 consisted of the following:

	2018	2017
Americas Adhesives	$370,443	$373,328
EIMEA	184,714	177,464
Asia Pacific	21,428	21,514
Construction Adhesives	309,924	324,860
Engineering Adhesives	418,662	439,518
Total	$1,305,171	$1,336,684

Additional details related to goodwill for 2018 and 2017 are as follows.

	2018	2017
Balance at beginning of year	$1,336,684	$366,248
Adecol acquisition	(1,881)	23,282
Royal Adhesives acquisition	1,730	866,013
Wisdom acquisition	-	59,826
Foreign currency translation effect	(31,362)	21,315
Balance at end of year	$1,305,171	$1,336,684

We evaluate our goodwill for impairment annually as of the end of our third quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. For fiscal 2018, we performed an initial quantitative goodwill impairment test as of the end of the third quarter which resulted in no indicators of impairment for any of our reporting units. However, upon the decrease of our stock price and management’s reassessment of its long-term business plan during the fourth quarter of 2018, we updated our quantitative goodwill impairment test as of December 1, 2018. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using DCF analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2018, there were no indications of impairment for any of our remaining reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Tradenames	All Other	Total
As of December 1, 2018
Original cost	$118,930	$953,929	$65,975	$33,550	$1,172,384
Accumulated amortization	(41,503)	(175,318)	(21,573)	(26,332)	(264,726)
Net identifiable intangibles	$77,427	$778,611	$44,402	$7,218	$907,658
Weighted-average useful lives (in years)	12	17	14	9	17

As of December 2, 2017
Original cost	$132,495	$968,060	$76,159	$34,417	$1,211,131
Accumulated amortization	(27,478)	(144,964)	(14,688)	(22,729)	(209,859)
Net identifiable intangibles	$105,017	$823,096	$61,471	$11,688	$1,001,272
Weighted-average useful lives (in years)	12	18	14	9	17

Amortization expense with respect to amortizable intangible assets was $76,490, $36,243 and $28,495 in 2018, 2017 and 2016, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Amortization Expense	$75,938	$71,751	$70,360	$69,042	$66,465	$554,096

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets as of December 1, 2018 and December 2, 2017 were $493 and $520, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2018 compared to 2017 was due to changes in currency exchange rates.

Note 6: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $14,770 and $31,468 at December 1, 2018 and December 2, 2017, respectively. This amount mainly represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 9.6 percent, 11.0 percent and 13.7 percent in 2018, 2017 and 2016, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 1, 2018.

Long-Term Debt
Long-Term Debt	Weighted-Average Interest Rate at December 1, 2018	Fiscal Year Maturity Date	Balance at December 1, 2018	Balance at December 2, 2017
Revolving credit facility	4.35%	2022	$-	$-
Term Loan B1	4.18%	2024	1,964,250	2,150,000
Public Notes[2]	4.11%	2027	300,000	300,000
Other, including debt issuance costs and discount			(31,493)	(29,558)
Total debt			$2,232,757	$2,420,442

Less: current maturities			(91,225)	(21,515)
Total long-term debt, excluding current maturities			$2,141,532	$2,398,927

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.00 percent (4.30 percent at December 1, 2018); $1,450,000 swapped to various fixed rates as detailed below

2 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed; $150,000 swapped to a variable rate of 1-month LIBOR plus 1.86 percent

Term Loans

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At December 1, 2018 a balance of $1,964,250 was drawn on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.00 percent (4.30 percent at December 1, 2018). The interest rate is based on a leverage grid. The Term Loan B Credit Agreement expires on October 20, 2024.

On March 26, 2018, we entered into interest rate swap agreements to convert $100,000 of our Term Loan B to a fixed interest rate of 4.312 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our Term Loan B be to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B to a fixed rate of 4.589 percent. On October 20, 2017 we entered into interest rate swap agreements to convert $1,050,000 of our Term Loan B to a fixed interest rate of 4.0275%. See Note 12 for further discussion of these interest rate swaps.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The first measurement period is fiscal year 2018 and the first prepayment was satisfied through amounts prepaid during 2018. We have estimated the 2019 prepayment as shown in the table above, and have classified it as current portion of long-term debt.

On December 16, 2016 and February 24, 2017 our Senior Notes, Series A and B matured, respectively. On October 20, 2017 we repaid the Term Loan A and Senior Notes, Series C, D & E, with proceeds from the Term Loan B issuance. Interest rate swaps associated with Senior Notes, Series C and E, were terminated with the repayment of these instruments. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded as other income, net in our Consolidated Statements of Income as of December 2, 2017. We paid a make whole premium of $25,535 which was recorded as other expense, net in our Consolidated Statements of Income as of December 2, 2017. Proceeds from the issuance of the Term Loan B were also used to acquire Royal Adhesives. See Note 2 for further discussion of our acquisition of Royal Adhesives.

Public Notes

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A. On February 14, 2017, we entered into interest rate swap agreements to hedge $150,000 of the $300,000 Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent. As a result of applying the hypothetical derivative method of assessing hedge effectiveness in our fair value hedge accounting, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net. See Note 12 for further discussion of this interest rate swap.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $2,123,447 and $2,452,034 as of December 1, 2018 and December 2, 2017, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years follow:

Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$91,225	$21,500	$21,500	$21,500	$21,500	$2,087,025

Revolving Credit Facility

On September 29, 2017, we amended our revolving credit facility to become effective with consummation of our acquisition of Royal Adhesives.  The revolving credit facility is now secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the LIBOR plus 2.00 percent (4.35 percent at December 1, 2018).  A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid.  The revolving credit facility matures April 12, 2022.

As of December 1, 2018, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$400,000	$-	$393,955

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $400,000, less issued letters of credit. At December 1, 2018, letters of credit reduced the available amount under the revolving credit facility by $6,045.  The credit agreement expires on April 12, 2022.

Covenants

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions.  Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants becomes less restrictive after meeting leverage or other financial ratios.  In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries.  At December 1, 2018 and December 2, 2017 all financial covenants were met.

Note 7: Stockholders' Equity

Preferred Stock

The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 50,732,796 and 50,388,839 shares issued and outstanding at December 1, 2018 and December 2, 2017, respectively.

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares. We did not repurchase any shares during 2018 under our share repurchase program. During 2017, we repurchased 375,000 shares for $19,114 and during 2016, we repurchased 500,000 shares for $20,861 under our repurchase programs. Up to $187,170 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2018	2017	2016
Beginning balance	50,388,839	50,141,343	50,074,310
Stock options exercised	198,849	514,064	593,891
Shares swapped for stock option exercises	-	-	(71,659)
Deferred compensation paid	7,152	24,048	7,235
Restricted units vested	209,137	140,614	105,552
Shares withheld for taxes	(71,181)	(56,230)	(67,807)
Restricted shares forfeited	-	-	(179)
Shares repurchased under repurchase program	-	(375,000)	(500,000)
Ending balance	50,732,796	50,388,839	50,141,343

Note 8: Redeemable Non-Controlling Interest

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

Note 9: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described below. Starting in 2014, we no longer grant restricted stock shares.

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

2018 Master Incentive Plan

This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan. There were 2,844,637 common shares available for grant as of December 1, 2018.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2018, 2017 and 2016 were calculated using the following assumptions:

	2018			2017			2016
Expected life (in years)			4.75			4.75			4.75
Weighted-average expected volatility			23.31%			24.17%			28.95%
Expected volatility range	23.18%	-	23.58%	23.48%	-	24.88%	24.86%	-	29.23%
Risk-free interest rate	2.38%	-	2.95%	1.80%	-	1.99%	0.96%	-	1.44%
Weighted-average expected dividend			1.14%			1.07%			1.54%
Expected dividend yield range	1.12%	-	1.24%	1.02%	-	1.16%	1.20%	-	1.56%
Weighted-average fair value of grants			$11.38			$11.49			$7.75

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

Total share-based compensation expense was $17,113, $17,503 and $13,344 for 2018, 2017 and 2016, respectively.  All share-based compensation was recorded as SG&A expense.

During the first quarter of 2018, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively. Upon adoption of this ASU, the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as income tax expense in accordance with ASU No. 2016-09. Excess tax benefits of $1,047 were recorded as a reduction to income tax expense for 2018. Previously, the excess tax benefits were recorded in additional paid in capital (“APIC”) and were recorded as a financing cash inflow rather than a deduction of taxes paid. For 2017 and 2016, there was $2,010 and $1,641 of excess tax benefit recognized resulting from share-based compensation cost, respectively. See Note 1 for additional information regarding ASU No. 2016-09.

As of December 1, 2018, $7,212 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock units was $9,575 which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Activity

The stock option activity for the years ended December 1, 2018, December 2, 2017 and December 3, 2016 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 28, 2015	2,912,073	$30.37
Granted	853,516	33.98
Exercised	(593,891)	24.38
Forfeited or cancelled	(185,217)	39.91
Outstanding at December 3, 2016	2,986,481	$34.92
Granted	1,493,133	53.97
Exercised	(514,064)	34.51
Forfeited or cancelled	(104,786)	37.20
Outstanding at December 2, 2017	3,860,764	$42.28

Granted	818,537	53.06
Exercised	(198,849)	31.37
Forfeited or cancelled	(14,346)	48.62
Outstanding at December 1, 2018	4,466,106	$44.72

On October 20, 2017, in connection with the closing of the Royal Adhesives acquisition, grants of performance-based non-qualified stock options were made to executive officers at certain target level amounts. On May 15, 2018, additional grants of performance-based non-qualified stock options were made to certain members of management other than the executive officers at the same target level amounts.  Target level non-qualified stock options amounts may increase to 150% of the target amount based on fiscal year 2020 adjusted EBITDA performance.  The performance-based non-qualified stock options agreement provides for cliff vesting in the event that fiscal year 2020 adjusted EBITDA (defined as Adjusted Operating Income plus Depreciation plus Amortization) performance criteria is met at least at a threshold level in order to promote the successful integration of the Royal Adhesives business into the Company’s operations.

The fair value of options granted during 2018, 2017 and 2016 was $9,217, $17,157 and $6,615, respectively. Total intrinsic value of options exercised during 2018, 2017 and 2016 was $4,534, $8,677 and $11,675, respectively. For options outstanding at December 1, 2018, the weighted-average remaining contractual life was 7.0 years and the aggregate intrinsic value was $28,290. There were 2,241,666 options exercisable at December 1, 2018, with a weighted-average remaining contractual life of 5.3 years and an aggregate intrinsic value of $25,006. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended December 1, 2018, December 2, 2017 and December 3, 2016 were $6,237, $17,705 and $11,269, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2018, 2017 and 2016 was $868, $2,723 and $3,506, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended December 1, 2018, December 2, 2017 and December 3, 2016 is summarized below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at November 28, 2015	237,013	110,160	347,173	$42.17	0.8
Granted	253,515	-	253,515	35.40	1.3
Vested	(104,828)	(73,028)	(177,856)	41.91	-
Forfeited	(32,956)	(179)	(33,135)	38.40	1.5
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	287,684	-	287,684	50.05	1.2
Vested	(156,152)	(36,953)	(193,105)	39.92	-
Forfeited	(22,035)	-	(22,035)	39.67	1.1
Nonvested at December 2, 2017	462,241	-	462,241	$44.80	1.0
Granted	165,909	-	165,909	45.92	2.2
Vested	(209,137)	-	(209,137)	40.38	-
Forfeited	(4,660)	-	(4,660)	47.27	1.1
Nonvested at December 1, 2018	414,353	-	414,353	$47.45	1.0

Total fair value of restricted stock vested during 2018, 2017, and 2016 was $8,892, $7,708 and $6,257, respectively. The total fair value of nonvested restricted stock at December 1, 2018 was $19,661.

We repurchased 71,181, 56,230 and 67,807 restricted stock shares during 2018, 2017 and 2016, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2018, 2017 and 2016 was $2,649, $3,059 and $2,080 respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended December 1, 2018, December 2, 2017 and December 3, 2016 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 28, 2015	380,170	45,906	426,076
Participant contributions	23,900	4,908	28,808
Company match contributions[1]	20,576	491	21,067
Payouts	(327)	(10,189)	(10,516)
Units outstanding December 3, 2016	424,319	41,116	465,435
Participant contributions	16,051	5,567	21,618
Company match contributions[1]	17,343	557	17,900
Payouts	(14,143)	(15,634)	(29,777)
Units outstanding December 2, 2017	443,570	31,606	475,176

Participant contributions	16,164	7,589	23,753
Company match contributions[1]	20,053	759	20,812
Payouts	-	(10,219)	(10,219)
Units outstanding December 1, 2018	479,787	29,735	509,522

1 The non-employee directors’ company match includes 18,436 and 15,738 and 18,186 deferred compensation units paid as discretionary awards to all non-employee directors in 2018, 2017 and 2016, respectively.

The fair value of non-employee directors’ company matches for 2018, 2017 and 2016 was $152, $133 and $156, respectively. The fair value of the non-employee directors’ discretionary award was $1,035 for 2018, $805 for 2017 and $800 for 2016. The fair value of employee company matches was $27 for 2018 and $26 for 2017 and $18 for 2016.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2018 was $11,034 which included the cost of the 4 percent company match of $5,293 and the additional 3 percent contribution of $5,741. The total contributions to the 401(k) plan were $10,899 and $10,417 in 2017 and 2016, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $20,183 and $6,307 in 2018 and 2017, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation.  During 2011, we made significant changes to our U.S. Pension Plan.  The changes included: benefits under the U.S. Pension Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants.  The funding policy is consistent with the funding requirements of federal law and regulations.  Plan assets consist principally of listed equity securities and bonds.  During 2015, we amended the U.S. Pension Plan to add a program for eligible employees to take a lump sum distribution.  No lump sum payments were paid during 2018 and 2017. Lump sum payments of $8,399 were made during 2016 under this program.  Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 1, 2018 and December 2, 2017:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation
Benefit obligation at beginning of year	$379,359	$362,213	$223,982	$202,176	$43,325	$42,721
Service cost	56	111	2,311	2,125	173	208
Interest cost	12,251	15,836	4,671	4,709	1,484	1,593
Participant contributions	-	-	-	-	330	200
Plan amendments	-	-	1,600	-	-	-
Actuarial (gain)/loss[1]	(33,052)	14,405	(3,377)	(6,636)	(5,225)	2,078
Special termination benefits	-	6,518	-	12,156	-	-
Settlement payments	-	-	-	(62)	-	-
Benefits paid	(21,725)	(19,724)	(10,059)	(8,495)	(3,245)	(3,475)
Foreign currency translation effect	-	-	(11,053)	18,009	-	-
Benefit obligation at end of year	336,889	379,359	208,075	223,982	36,842	43,325

Change in plan assets
Fair value of plan assets at beginning of year	378,099	331,505	187,708	163,322	79,300	66,640
Acquisition	-	4,605	-	-	-	-
Actual return on plan assets	(11,768)	60,176	(1,240)	16,889	4,058	14,631
Employer contributions	1,854	1,537	2,237	1,863	2,467	1,304
Participant contributions	-	-	-	-	330	200
Other	-	-	-	(272)	-	-
Benefits paid[2]	(21,725)	(19,724)	(10,059)	(8,223)	(3,245)	(3,475)
Foreign currency translation effect	-	-	(9,191)	14,129	-	-
Fair value of plan assets at end of year	346,460	378,099	169,455	187,708	82,910	79,300
Plan assets in excess of (less than) benefit obligation as of year end	$9,571	$(1,260)	$(38,620)	$(36,274)	$46,068	$35,975

1 Actuarial gain in 2018 and actuarial loss in 2017 for the U.S. Plans is primarily due to assumption changes. Actuarial gains in 2018 and 2017 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2018	2017	2018	2017	2018	2017
Unrecognized actuarial loss	$130,661	$131,643	$69,762	$67,344	$3,430	$5,877
Unrecognized prior service cost (benefit)	4	32	1,520	(4)	-	-
Ending balance	$130,665	$131,675	$71,282	$67,340	$3,430	$5,877

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2018	2017	2018	2017	2018	2017
Statement of financial position as of fiscal year-end
Non-current assets	$28,396	$19,520	$9,467	$10,912	$48,872	$39,163
Accrued benefit cost
Current liabilities	(1,493)	(1,501)	(2,077)	(1,879)	(201)	(210)
Non-current liabilities	(17,332)	(19,279)	(46,010)	(45,307)	(2,603)	(2,978)
Ending balance	$9,571	$(1,260)	$(38,620)	$(36,274)	$46,068	$35,975

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $364,788 at December 1, 2018 and $409,376 at December 2, 2017. The accumulated benefit obligation of the non-U.S. pension plans was $200,193 at December 1, 2018 and $214,512 at December 2, 2017.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 1, 2018 and December 2, 2017:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Accumulated benefit obligation	$23,289	$25,349	$115,725	$120,459
Fair value of plan assets	4,514	4,669	75,397	82,631

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 1, 2018 and December 2, 2017:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Projected benefit obligation	$23,338	$25,449	$123,484	$137,618
Fair value of plan assets	4,514	4,669	75,397	90,434

Information about the expected cash flows is as follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2018	$-	$248	$2,000
Expected benefit payments
2019	$20,723	$8,420	$3,030
2020	20,757	8,227	3,011
2021	21,067	8,727	2,990
2022	21,418	8,806	2,958
2023	21,844	8,755	2,913
2024-2028	109,746	45,783	13,362

Components of net periodic benefit cost and other supplemental information for the years ended December 1, 2018, December 2, 2017 and December 3, 2016 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$56	$111	$110	$2,311	$2,125	$2,016	$173	$208	$342
Interest cost	12,251	15,836	15,360	4,671	4,709	5,465	1,484	1,593	1,956
Expected return on assets	(26,167)	(25,458)	(24,776)	(11,105)	(9,853)	(9,919)	(6,896)	(5,788)	(5,470)
Amortization:
Prior service cost (benefit)	29	29	29	(4)	(4)	(3)	-	-	(41)
Actuarial loss	5,904	5,905	5,271	2,901	3,492	3,106	60	1,010	2,169
Curtailment loss	-	-	-	-	-	19	-	-	-
Settlement charge	-	-	-	-	16	135	-	-	-
Net periodic (benefit) cost	$(7,927)	$(3,577)	$(4,006)	$(1,226)	$485	$819	$(5,179)	$(2,977)	$(1,044)

	Pension Benefits						Other
Weighted-average assumptions used to	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
determine benefit obligations	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.50%	3.72%	4.08%	2.29%	2.12%	2.31%	4.37%	3.54%	3.85%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.75%	1.71%	1.47%	N/A	N/A	N/A

Weighted-average assumptions used to
determine net costs for years ended	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.72%	4.08%	4.28%	2.10%	2.15%	2.83%	3.54%	3.85%	4.02%
Expected return on plan assets	7.75%	7.75%	7.75%	6.20%	6.21%	6.20%	8.75%	8.75%	8.75%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.75%	1.47%	1.58%	N/A	N/A	N/A

1 Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2018, 2017 and 2016 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 4.51 percent at December 1, 2018, compared to 3.73 percent at December 2, 2017 and 4.10 percent at December 3, 2016. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate reduction of 0.5 percentage points at December 1, 2018 would decrease pension and other postretirement plan expense approximately $22 (pre-tax) in fiscal 2019. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

For the U.S. Pension Plan, we adopted the Adjusted RP-2014 mortality tables projected generationally using scale MP-2018.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2018, 2017 and 2016.  Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2018, the expected long-term rate of return on the target equities allocation was 8.25 percent and the expected long-term rate of return on the target fixed-income allocation was 5.6 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,147 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.20 percent in 2018 compared to 6.21 percent in 2017 and 6.20 percent in 2016. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany, respectively. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2018	2017	2016
Health care cost trend rate assumed for next year	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	0.25%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2024	2024	2023

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2018 and 2017 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2018	2018	2017	2018	2018	2017	2018	2018	2017
Equities	60.0%	59.5%	63.3%	49.0%	50.8%	51.5%	0.0%	0.0%	0.0%
Fixed income	40.0%	40.0%	37.6%	51.0%	48.7%	47.9%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.4%	99.5%
Cash	0.0%	0.5%	(0.9)%	0.0%	0.5%	0.6%	0.0%	0.6%	0.5%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2018 and 2017. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2018, we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan. We plan to maintain the portfolio at this target allocation in 2019.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2018 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2019.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2018 and 2017. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500. Our large weighting to equities in these plans is driven by the investment options available and the relative underfunded status of the plans.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	December 1, 2018
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$121,086	$85,007	$-	$206,094
Fixed income	33,892	104,484	266	138,642
Cash	1,222	148	-	1,370
Total categorized in the fair value hierarchy	156,200	189,639	266	346,105
Other investments measured at NAV 1				354
Total	$156,200	$189,639	$266	$346,460

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,123	$1,073	$-	$31,196
Fixed income	44,158	6,394	662	51,214
Cash	450	-	-	450
Total categorized in the fair value hierarchy	74,731	7,467	662	82,860
Other investments measured at NAV 1				86,595
Total	$74,731	$7,467	$662	$169,455

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$82,446	$82,446
Cash	464	-	-	464
Total	$464	$-	$82,446	$82,910

	December 2, 2017
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$144,124	$95,542	$-	$239,666
Fixed income	42,310	99,252	291	141,853
Cash	(3,893)	126	-	(3,767)
Total categorized in the fair value hierarchy	182,541	194,920	291	377,752
Other investments measured at NAV 1				347
Total	$182,541	$194,920	$291	$378,099

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$35,118	$1,185	$-	$36,303
Fixed income	46,725	6,618	660	54,003
Cash	549	-	-	549
Total categorized in the fair value hierarchy	82,392	7,803	660	90,855
Other investments measured at NAV 1				96,853
Total	$82,392	$7,803	$660	$187,708

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$78,894	$78,894
Cash	406	-	-	406
Total	$406	$-	$78,894	$79,300

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

The definitions of fair values of our pension and other postretirement benefit plan assets at December 1, 2018 and December 2, 2017 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended December 1, 2018 and December 2, 2017:

	Fixed Income
U.S. Pension Plans	2018	2017
Level 3 balance at beginning of year	$291	$320
Purchases, sales, issuances and settlements, net	(25)	(29)
Level 3 balance at end of year	$266	$291

	Fixed Income
Non-U.S. Pension Plans	2018	2017
Level 3 balance at beginning of year	$660	$569
Net transfers into / (out of) level 3	30	21
Net gains	6	3
Currency change effect	(34)	67
Level 3 balance at end of year	$662	$660

	Insurance
Other Postretirement Benefits	2018	2017
Level 3 balance at beginning of year	$78,894	$66,064
Net transfers into / (out of) level 3	(422)	(1,073)
Purchases, sales, issuances and settlements, net	(671)	(570)
Net gains	4,645	14,473
Level 3 balance at end of year	$82,446	$78,894

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

The Company recorded a discrete tax charge of $42.0 million during the year ended December 1, 2018 for the one-time transition tax on deemed repatriation of its non-U.S. subsidiaries earnings. The transition tax was partially offset by a tax benefit of approximately $8.5 million related to a dividends received deduction for certain foreign tax credits related to the transition tax. This charge includes U.S. state income tax on the portion of the earnings deemed to be repatriated. The one-time transition tax is based on the Company’s post-1986 earnings and profits not previously subject to U.S. taxation. The Company also recorded a $79.5 million benefit for the remeasurement of deferred tax assets and liabilities due to the decreased tax rate.

Income before income taxes and income from equity method investments	2018	2017	2016
United States	$19,388	$(33,273)	$72,218
Non-U.S.	137,338	93,872	91,226
Total	$156,726	$60,599	$163,444

Components of the provision for income tax expense (benefit)	2018	2017	2016
Current:
U.S. federal	$9,652	$444	$14,515
State	1,597	21	2,789
Non-U.S.	37,980	29,557	27,788
	49,229	30,022	45,092
Deferred:
U.S. federal	(50,115)	(7,653)	5,051
State	(197)	(1,414)	979
Non-U.S.	(5,273)	(11,145)	(2,202)
	(55,585)	(20,212)	3,828
Total	$(6,356)	$9,810	$48,920

Reconciliation of effective income tax	2018	2017	2016
Statutory U.S. federal income tax rate	$34,605	$21,210	$57,206
State income taxes, net of federal benefit	1,148	(959)	2,012
Foreign dividend repatriation	1,258	276	519
Foreign operations	(3,253)	(9,565)	(3,386)
Impact of option valuation	330	(1,381)	(1,879)
Interest income not taxable in the U.S.	-	(626)	(525)
Change in valuation allowance	5,213	(3,694)	(2,219)
Tax impact of special charges, net	-	-	173
Research and development tax credit	(982)	(647)	(2,291)
Section 199 manufacturing deduction	(319)	-	(1,658)
Royal Adhesives transaction costs	-	2,271	-
Transition tax	42,007	-	-
Dividends received deduction	(8,484)	-	-
Deferred tax rate change	(79,488)	-	-
Other	1,609	2,925	968
Total income tax expense (benefit)	$(6,356)	$9,810	$48,920

Deferred income tax balances at each year-end related to:	2018	2017
Deferred tax assets:
Employee benefit costs	$19,617	$36,824
Foreign tax credit carryforward	1,809	27,197
Tax loss carryforwards	27,532	24,096
Other	20,865	20,323
Gross deferred tax assets	69,823	108,440
Less: valuation allowance	(14,129)	(9,273)
Total net deferred tax assets	55,694	99,167
Deferred tax liability:
Depreciation and amortization	(242,877)	(336,260)
Total deferred tax liability	(242,877)	(336,260)
Net deferred tax liability	$(187,183)	$(237,093)

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment recorded in accumulated other comprehensive income (loss).

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance relates primarily to current year net operating losses of which the company does not expect to receive a tax benefit.

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. We believe it is more-likely-than-not that reversal of deferred tax liabilities and forecasted income will be sufficient to fully recover the net deferred tax assets not already offset by a valuation allowance. In the event that all or part of the gross deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

U.S. income taxes have not been provided on approximately $636,513 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $100,389 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $51,974 can be carried forward indefinitely, while the remaining $48,415 of tax losses must be utilized during 2019 to 2036. The company also has $3,022 of tax effected losses in various states.

The U.S. has a foreign tax credit carryforward of $1,809. Projected foreign source income in future years is sufficient to utilize these credits in the carryforward period.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended December 1, 2018, and excluding accrued interest for the fiscal year ended December 2, 2017.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2018	2017
Balance at beginning of year	$8,887	$4,165
Tax positions related to the current year:
Additions	622	613

Tax positions related to prior years:
Additions	1,625	6,943
Reductions	(763)	(1,585)
Settlements	(15)	(708)
Lapses in applicable statutes of limitation	(1,936)	(541)
Balance at end of year	$8,420	$8,887

Included in the balance of unrecognized tax benefits as of December 1, 2018, are potential benefits of $5,320 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 1, 2018, we recognized a net expense for interest and penalties of $571 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,190 as of December 1, 2018. For the year ended December 2, 2017, we recognized a net benefit for interest and penalties of $111 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $626 as of December 2, 2017.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2012 or Swiss income tax examination for years prior to 2012. During 2015, the U.S. tax authorities opened an audit for the years ended December 1, 2012 and November 30, 2013. These audits have been principally settled but remain open only for matters to be addressed by the U.S., Canada and Mexican authorities in competent authority. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in several states and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Effective October 7, 2015, we entered into three cross-currency swap agreements to convert a notional amount of $134,736 of foreign currency denominated intercompany loans into U.S. dollars. The first swap matured in 2017, the second swap matured in 2018 and the third swap matures in 2019.

As of December 1, 2018, the combined fair value of the swaps was an asset of $739 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of $12,057 as of December 1, 2018. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of December 1, 2018 that is expected to be reclassified into earnings within the next twelve months is $1,941. As of December 1, 2018, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of December 1, 2018:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2019	3.80%	44,912	(1,190)
Receive USD		5.0530%

Pay EUR	2020	1.95%	42,600	(3,591)
Receive USD		4.3038%

Pay EUR	2021	2.75%	133,340	2,085
Receive USD		4.9330%

Pay EUR	2022	3.00%	267,860	3,435
Receive USD		5.1803%
Total			$488,712	$739

On March 26, 2018, we entered into an interest rate swap agreements to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.312 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B be to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed rate of 4.589 percent. On October 20, 2017 we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275%. See Note 6 for further discussion on the issuance of our Term Loan B. The combined fair value of the interest rate swaps in total was an asset of $28,924 at December 1, 2018 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,450,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	December 1, 2018	December 2, 2017	December 3, 2016
Cross-currency swap contracts	$(4,047)	$(6,538)	$68
Interest rate swap contracts	$25,819	$3,060	$63

Fair Value Hedges

On December 16, 2017 and February 24, 2017 interest rate swaps associated with our Senior Notes, Series A and B matured, respectively, as these debt instruments matured. On October 20, 2017, interest rate swaps associated with our Senior Notes, Series C and E were terminated with the repayment of these debt instruments. See Note 6 for further discussion of the repayment of our debt. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded in other income (expense), net in our Consolidated Statements of Income for the year ended December 2 2017.

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 6 for further discussion on the issuance of our Public Notes. The combined fair value of the interest rate swaps in total was a liability of $8,657 at December 1, 2018 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

See Note 12 for fair value amounts of these derivative instruments.

As of December 1, 2018, we had forward foreign currency contracts maturing between December 3, 2018 and November 19, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other (expense) income, net related to derivative instruments not designated as hedging instruments are as follows:

	December 1, 2018	December 2, 2017	December 3, 2016
Foreign currency forward contracts	$2,776	$(3,797)	$4,772

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 1, 2018, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 1, 2018 and December 2, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	December 1,
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,436	$11,436	$-	$-
Foreign exchange contract assets	4,933	-	4,933	-
Interest rate swaps, cash flow hedges	28,924	-	28,924	-
Cross-currency cash flow hedges	739	-	739	-

Liabilities:
Foreign exchange contract liabilities	$2,156	$-	$2,156	$-
Interest rate swaps, fair value hedges	8,657	-	8,657	-

		Fair Value Measurements Using:
	December 2,
Description	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,528	$7,528	$-	$-
Foreign exchange contract assets	600	-	600	-
Interest rate swaps, cash flow hedges	3,104	-	3,104	-

Liabilities:
Foreign exchange contract liabilities	$4,397	$-	$4,397	$-
Interest rate swaps, fair value hedges	2,121	-	2,121	-
Cross-currency cash flow hedges	20,136	-	20,136	-
Contingent consideration liability	496	-	-	496

See Note 6 for discussion regarding the fair value of debt.

Note 14: Commitments and Contingencies

Leases

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at December 1, 2018 are:

Fiscal Year	2019	2020	2021	2022	2023 and Beyond	Total Minimum Lease Payments
Operating Leases	$13,141	$8,028	$5,210	$3,950	$6,868	$37,197

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $20,620, $15,199 and $12,884 in 2018, 2017 and 2016, respectively.

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $10,665 and $11,380 as of December 1, 2018 and December 2, 2017, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,784 and $5,000 as of December 1, 2018 and December 2, 2017, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 1,	December 2,	December 3,
	2018	2017	2016
Lawsuits and claims settled	7	9	14
Settlement amounts	$390	$1,673	$1,360
Insurance payments received or expected to be received	$281	$1,365	$884

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

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by the U.S. Department of the Treasury’s Office of Foreign Assets (“OFAC”) and our compliance policy. The sales to these customers represented less than one percent of our net revenue in each of our last three fiscal years.  The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. We have not yet received a response from OFAC. At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10,000.

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

For the year ended December 2, 2017, we had six reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives, Engineering Adhesives and Royal Adhesives. As of the beginning of fiscal 2018, in connection with the integration of the operations of Royal Adhesives with the Company’s other segments, we modified our operating segment structure by allocating the Royal Adhesives segment into each of the five other segments. We began reporting results in five segments for the quarter ended March 3, 2018: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives.

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

Reportable operating segment financial information for all periods presented is as follows:

	2018	2017	2016
Net revenue
Americas Adhesives	$1,099,918	$907,765	$806,062
EIMEA	738,553	568,658	545,135
Asia Pacific	278,079	264,692	241,827
Construction Adhesives	446,101	260,330	256,346
Engineering Adhesives	478,351	304,598	245,235
Total	$3,041,002	$2,306,043	$2,094,605

Inter-segment sales
Americas Adhesives	$18,717	$15,943	$16,064
EIMEA	19,765	19,153	19,165
Asia Pacific	6,952	6,498	4,716

Segment operating income
Americas Adhesives	$115,363	$91,198	$121,998
EIMEA	40,060	18,821	40,121
Asia Pacific	17,995	14,826	15,410
Construction Adhesives	32,917	(12,975)	3,265
Engineering Adhesives	48,427	16,170	17,390
Total	$254,762	$128,040	$198,184

Depreciation and amortization
Americas Adhesives	$39,558	$22,999	$18,979
EIMEA	32,184	21,071	21,441
Asia Pacific	8,483	8,162	7,484
Construction Adhesives	37,885	18,656	14,977
Engineering Adhesives	27,015	16,427	14,804
Total	$145,125	$87,315	$77,685

Total assets[1]
Americas Adhesives	$1,092,622	$1,188,027
EIMEA	782,831	837,313
Asia Pacific	272,735	289,191
Construction Adhesives	843,847	867,574
Engineering Adhesives	855,189	880,310
Corporate	328,047	310,828
Total	$4,175,271	$4,373,243

Capital expenditures
Americas Adhesives	$28,983	$19,022
EIMEA	16,407	16,110
Asia Pacific	5,005	4,910
Construction Adhesives	4,876	4,369
Engineering Adhesives	2,534	2,484
Corporate	10,458	8,039
Total	$68,263	$54,934

Segment assets include primarily inventory, accounts receivable, property, plant and equipment and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2018	2017	2016
Segment operating income	$254,762	$128,040	$198,184
Special charges, net	-	-	168
Other income (expense), net	1,184	(27,667)	(9,594)
Interest expense	(110,994)	(43,701)	(27,359)
Interest income	11,774	3,927	2,045
Income before income taxes and income from equity method investments	$156,726	$60,599	$163,444

Financial information about geographic areas

	Net Revenue
	2018	2017	2016
United States	$1,374,147	$969,346	$869,919
China	343,960	302,009	257,779
Countries with more than 10 percent of total	1,718,107	1,271,355	1,127,698
All other countries with less than 10 percent of total	1,322,895	1,034,688	966,907
Total	$3,041,002	$2,306,043	$2,094,605

	Property, Plant and Equipment, net
	2018	2017	2016
United States	$286,639	$212,078	$202,944
Germany	137,677	149,269	99,229
China	77,861	83,808	83,548
All other countries with less than 10 percent of total	134,371	225,039	129,554
Total	$636,548	$670,194	$515,275

Note 16: Quarterly Data (unaudited)

	2018
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$713,079	$789,387	$770,107	$768,429
Gross profit	187,705	222,385	217,204	209,600
Selling, general and administrative expenses [1]	(151,020)	(145,199)	(146,069)	(139,844)
Net income including non-controlling interests	$47,667	$44,464	$37,736	$41,365
Basic Income per share	$0.94	$0.88	$0.75	$0.82
Diluted Income per share	$0.92	$0.86	$0.72	$0.79

Weighted-average common shares outstanding1
Basic	50,471	50,551	50,632	50,712
Diluted	51,898	51,846	52,138	52,017

	2017 [2]
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$503,323	$561,651	$562,869	$678,200
Gross profit	139,630	146,527	150,125	168,788
Selling, general and administrative expenses	(112,915)	(102,770)	(110,219)	(151,126)
Net income including non-controlling interests	$15,223	$26,167	$24,969	$(6,893)
Basic Income per share	$0.30	$0.52	$0.50	$(0.14)
Diluted Income per share	$0.30	$0.51	$0.48	$(0.13)

Weighted-average common shares outstanding[1]
Basic	50,243	50,496	50,384	50,356
Diluted	51,460	51,686	51,605	51,724

[1] Quarterly income per share amounts may not equal full year amounts due to rounding.
[2] Amounts have been adjusted retrospectively for the change in accounting principle as discussed in Note 1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of December 1, 2018, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, the financial position of the Company at December 1, 2018 and December 2, 2017 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 1, 2018 in conformity with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 1, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 1, 2018, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 1, 2018, which is included elsewhere in this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 4, 2019 (the “2019 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Executive Officers of the Registrant” is incorporated herein by reference.

Since the date of our 2018 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 1, 2018, December 2, 2017 and December 3, 2016.

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 1, 2018, December 2, 2017 and December 3, 2016.

Consolidated Balance Sheets as of December 1, 2018 and December 2, 2017.

Consolidated Statements of Total Equity for the fiscal years ended December 1, 2018, December 2, 2017 and December 3, 2016.

Consolidated Statements of Cash Flows for the fiscal years ended December 1, 2018, December 2, 2017 and December 3, 2016.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.     Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits

	Item	Incorporation by Reference

1.1

Underwriting Agreement, dated February 9, 2017, among H.B. Fuller Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters set forth in Schedule A thereto

Exhibit 1.1 to the Current Report on Form 8-K dated February 9, 2017.

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

4.3	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

4.4	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.5	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.6	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Current Report on Form 10-K dated January 31, 2018.

4.7	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.5)	Exhibit 4.3 to the Current Report on Form 8-K dated February 9, 2017.

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

10.4

Term Loan Credit Agreement, dated as of October 20, 2017, by and among H.B. Fuller Company, Morgan Stanley Senior Funding, Inc., as administrative agent, and various other financial institutions party thereto as lenders, as amended

Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2017 and Exhibit 10.1 to the Current Report on Form 10-Q dated September 28, 2018.

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

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.12	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made between December 4, 2008 and December 2, 2009	Exhibit 10.4 to the Current Report on Form 8-K dated December 4, 2008.

*10.13	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.17	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.18	Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated January 19, 2016.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.20	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.21	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.22	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.23	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.24	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.26	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.2 to the Current Report on Form 8-K dated April 18, 2018.

*10.27	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2018.

*10.28	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2018.

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2018.

*10.30	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.31	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.32	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.33	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2016.

*10.34	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers (as revised on October 12, 2016)	Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2016.

*10.35	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2017.

*10.36	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 19, 2016.

*10.37	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.38	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.39	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.40	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.41	Employment Agreement between H.B. Fuller Europe GmbH and Patrick M. Kivits fully executed on December 21, 2017	Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 2, 2017.

18		Preferability Letter provided by KPMG LLP, the Registrant’s independent registered public accounting firm, to change in accounting principle

21		List of Subsidiaries

23		Consent of KPMG LLP

24		Power of Attorney

31.1		302 Certification – James J. Owens

31.2		302 Certification – John J. Corkrean

32.1		906 Certification – James J. Owens

32.2		906 Certification – John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 1, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

	*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

/s/ James J. Owens
JAMES J. OWENS President and Chief Executive Officer

Dated: January 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)

/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
JOHN J. CORKREAN	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
DANIEL L. FLORNESS

*	Director
THOMAS W. HANDLEY

*	Director
MARIA TERESA HILADO

*	Director
RUTH S. KIMMELSHUE

*	Director
J. MICHAEL LOSH

*	Director
LEE R. MITAU

*	Director
DANTE C. PARRINI

*	Director
JOHN C. VAN RODEN, JR.

*	Director
R. WILLIAM VAN SANT

* by /s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 28, 2019