Form 10-Q
period 2019-03-02
FULLER H B CO
filed 2019-03-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,885,501 as of March 25, 2019.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 2,	March 3,
	2019	2018
Net revenue	$672,935	$713,079
Cost of sales	(493,010)	(527,566)
Gross profit	179,925	185,513
Selling, general and administrative expenses	(145,713)	(152,707)
Other income (expense), net	3,365	4,912
Interest expense	(26,807)	(27,545)
Interest income	3,053	3,041
Income before income taxes and income from equity method investments	13,823	13,214
Income taxes	(3,140)	32,632
Income from equity method investments	1,565	1,821
Net income including non-controlling interest	12,248	47,667
Net (loss) income attributable to non-controlling interest	(4)	15
Net income attributable to H.B. Fuller	$12,244	$47,682

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.24	0.94
Diluted	0.24	0.92

Weighted-average common shares outstanding:
Basic	50,752	50,471
Diluted	51,901	51,898

Dividends declared per common share	$0.155	$0.150

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 2,	March 3,
	2019	2018
Net income including non-controlling interest	$12,248	$47,667
Other comprehensive income (loss)
Foreign currency translation	17,699	21,455
Defined benefit pension plans adjustment, net of tax	1,482	1,660
Interest rate swaps, net of tax	(11,444)	15,952
Cash flow hedges, net of tax	4,086	(6,841)
Other comprehensive income	11,823	32,226
Comprehensive income	24,071	79,893
Less: Comprehensive income (loss) attributable to non-controlling interest	10	(28)
Comprehensive income attributable to H.B. Fuller	$24,061	$79,921

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

(Unaudited)

	March 2,	December 1,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,476	$150,793
Trade receivables (net of allowances of $14,235 and $14,017, as of March 2, 2019 and December 1, 2018, respectively)	478,326	495,008
Inventories	386,725	348,461
Other current assets	114,138	95,657
Total current assets	1,092,665	1,089,919

Property, plant and equipment	1,322,466	1,303,590
Accumulated depreciation	(685,148)	(667,041)
Property, plant and equipment, net	637,318	636,549

Goodwill	1,314,615	1,305,171
Other intangibles, net	892,391	908,151
Other assets	229,111	236,524
Total assets	$4,166,100	$4,176,314

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$17,839	$14,770
Current maturities of long-term debt	71,225	91,225
Trade payables	284,910	273,378
Accrued compensation	59,655	78,384
Income taxes payable	16,001	12,578
Other accrued expenses	71,245	75,788
Total current liabilities	520,875	546,123

Long-term debt, excluding current maturities	2,146,152	2,141,532
Accrued pension liabilities	69,488	70,680
Other liabilities	255,481	264,768
Total liabilities	2,991,996	3,023,103

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,883,771 and 50,732,796, as of March 2, 2019 and December 1, 2018, respectively	50,884	50,733
Additional paid-in capital	100,573	95,940
Retained earnings	1,290,571	1,286,289
Accumulated other comprehensive loss	(268,335)	(280,152)
Total H.B. Fuller stockholders' equity	1,173,693	1,152,810
Non-controlling interest	411	401
Total equity	1,174,104	1,153,211
Total liabilities, non-controlling interest and total equity	$4,166,100	$4,176,314

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	$50,733	$95,940	$1,286,289	$(280,152)	$401	$1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	$50,884	$100,573	$1,290,571	$(268,335)	$411	$1,174,104

Balance at December 2, 2017	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	47,682	32,239	(28)	79,893
Dividends	-	-	(7,649)	-	-	(7,649)
Stock option exercises	27	735	-	-	-	762
Share-based compensation plans other, net	180	6,450	-	-	-	6,630
Repurchases of common stock	(63)	(3,205)	-	-	-	(3,268)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at March 3, 2018	$50,533	$78,642	$1,185,402	$(186,757)	$365	$1,128,185

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 2, 2019	March 3, 2018
Cash flows from operating activities:
Net income including non-controlling interest	$12,248	$47,667
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	16,842	17,422
Amortization	19,212	19,243
Deferred income taxes	(1,426)	(50,613)
Income from equity method investments, net of dividends received	(1,565)	(1,821)
Loss (gain) on sale of assets	30	(2,098)
Share-based compensation	5,906	5,651
Loss on mark to market adjustment related to contingent consideration liability	-	48
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	5,873	16,613
Inventories	(21,630)	(46,713)
Other assets	(21,065)	(38,137)
Trade payables	7,905	(5,016)
Accrued compensation	(19,205)	(22,211)
Other accrued expenses	(5,253)	(10,465)
Income taxes payable	(1,622)	8,733
Accrued / prepaid pensions	(5,289)	(2,218)
Other liabilities	(3,009)	29,897
Other	12,541	1,939
Net cash provided by (used in) operating activities	493	(32,079)

Cash flows from investing activities:
Purchased property, plant and equipment	(13,865)	(18,555)
Proceeds from sale of property, plant and equipment	141	1,367
Net cash used in investing activities	(13,724)	(17,188)

Cash flows from financing activities:
Repayment of long-term debt and payment of debt issuance costs	(20,000)	(5,375)
Net payment of notes payable	2,645	231
Dividends paid	(7,883)	(7,642)
Proceeds from stock options exercised	1,065	762
Repurchases of common stock	(2,683)	(3,268)
Net cash used in financing activities	(26,856)	(15,292)

Effect of exchange rate changes on cash and cash equivalents	2,770	2,639
Net change in cash and cash equivalents	(37,317)	(61,920)

Cash and cash equivalents at beginning of period	150,793	194,398
Cash and cash equivalents at end of period	$113,476	$132,478

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$79	$7

Cash paid for interest, net of amount capitalized of $73 and $66 for the periods ended March 2, 2019 and March 3, 2018, respectively	$31,400	$29,701
Cash paid for income taxes, net of refunds	$8,699	$9,797

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1: Basis of Presentation

Overview

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 1, 2018 as filed with the Securities and Exchange Commission.

Change in Accounting Principle – Accounting for Inventory

During the year ended December 2, 2018, we elected to change our method of accounting for certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments from the last-in, first-out method (“LIFO”) to weighted-average cost. We retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change.

Change in Accounting Principle – Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted this ASU during the three months ended March 2, 2019 using the modified retrospective method of adoption. As a result of the adoption of this ASU, we recorded an increase to opening retained earnings of $1,776 as of December 2, 2018 related to accelerated recognition for arrangements where we provide shipping and handling services after control of the goods has transferred to the customer. Prior periods were not restated. We have included the disclosures required by this ASU in Note 7.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this ASU affect the guidance in ASU No. 2014-09 and were adopted during the three months ended March 2, 2019 with ASU No. 2014-09 as discussed above.

Change in Accounting Principle – Income Tax Impact of Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU changes the timing of income tax recognition for an intercompany sale of assets. The ASU requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. We adopted this ASU during the three months ended March 2, 2019. We recorded a decrease to opening retained earnings of $733 as of December 2, 2018 as a result of the adoption of this ASU.

Change in Accounting Principle – Net Periodic Defined Benefit Pension and Postretirement Benefit Costs

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The classification requirements of this ASU are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. We adopted this ASU during the three months ended March 2, 2019. As a result of adoption, the components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are now presented as non-operating expenses for all periods presented. Service cost remains in operating expenses. As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Condensed Consolidated Statement of Income for the three months ended March 3, 2018 were adjusted as follows:

	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(525,374)	$(2,192)	$(527,566)
Gross profit	187,705	(2,192)	185,513
Selling, general and administrative expenses	(151,020)	(1,687)	(152,707)
Other income (expense), net	1,033	3,879	4,912

Net income including non-controlling interests	47,667	-	47,667

Net income attributable to H.B. Fuller	47,682	-	47,682
Basic	$0.94	$-	$0.94

Diluted	0.92	-	0.92

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The ASU may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. Our effective date for adoption of this ASU is our fiscal year beginning November 29, 2020 with early adoption permitted. We early adopted this ASU during the three months ended March 2, 2019 on a prospective basis which did not have a material impact on our Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Our effective date for adoption of this ASU is our fiscal year beginning November 29, 2020 with early adoption permitted. We have evaluated the effect that this ASU will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU requires changes in the presentation of certain items including, but not limited to, debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. We adopted this ASU during the three months ended March 2, 2019. Adoption of this ASU will have a presentation impact only and will result in a retrospective reclassification of debt prepayment and extinguishment costs of $16,598 within the Consolidated Statement of Cash Flows for the year ended December 2, 2017 from operating to financing cash outflows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of this ASU is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this ASU will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842). This ASU changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition disclosure requirements. Our effective date for adoption of this ASU is our fiscal year beginning December 1, 2019 with early adoption permitted. The new ASU must be adopted using a modified retrospective transition approach, and provides for certain practical expedients. We have begun implementing lease accounting software and are currently evaluating the impact that the new ASU will have on our Consolidated Financial Statements.

Note 2: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company, and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended
	March 2, 2019	March 3, 2018
Cost of sales	$376	$232
Selling, general and administrative	1,077	1,597
	$1,453	$1,829

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended
	March 2, 2019	March 3, 2018
Americas Adhesives	$276	$803
EIMEA	580	(42)
Asia Pacific	43	3
Construction Adhesives	319	809
Engineering Adhesives	235	256
	$1,453	$1,829

A summary of the restructuring liability is presented below:

	Employee- Related	Asset-Related	Other	Total
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	6,223	2,353	305	8,881
Non-cash charges	-	(1,666)	-	(1,666)
Cash payments	(3,395)	(687)	(325)	(4,407)
Foreign currency translation	(58)	-	-	(58)
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	907	303	243	1,453
Cash payments	(941)	(303)	(134)	(1,378)
Foreign currency translation	2	-	-	2
Balance at March 2, 2019	$4,224	$-	$109	$4,333

Restructuring liabilities have been classified as a component of other accrued expenses in the Condensed Consolidated Balance Sheets.

Note 3: Inventories

The composition of inventories is as follows:

	March 2,	December 1,
	2019	2018
Raw materials	$178,152	$169,228
Finished goods	208,573	179,233
Total inventories	$386,725	$348,461

Note 4: Goodwill and Other Intangible Assets

The goodwill activity for the three months ended March 2, 2019 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 1, 2018	$339,800	$155,552	$21,428	$310,720	$477,671	$1,305,171
Currency impact	422	2,002	(149)	149	7,020	9,444
Balance at March 2, 2019	$340,222	$157,554	$21,279	$310,869	$484,691	$1,314,615

As discussed in Note 15, as of the beginning of the three months ended March 2, 2019, we realigned certain customers across operating segments. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	March 2, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	All Other	Total
Original cost	$118,429	$958,867	$66,575	$27,563	$1,171,434
Accumulated amortization	(43,521)	(192,035)	(22,965)	(21,080)	(279,601)
Net identifiable intangibles	$74,908	$766,832	$43,610	$6,483	$891,833

	December 1, 2018
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	All Other	Total
Original cost	$118,930	$953,929	$65,975	$33,550	$1,172,384
Accumulated amortization	(41,503)	(175,318)	(21,573)	(26,332)	(264,726)
Net identifiable intangibles	$77,427	$778,611	$44,402	$7,218	$907,658

Amortization expense with respect to amortizable intangible assets was $19,212 and $19,243 for the three months ended March 2, 2019 and March 3, 2018, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Amortization Expense	$57,682	$72,099	$70,552	$69,278	$66,667	$555,555

Non-amortizable intangible assets as of March 2, 2019 and December 1, 2018 are $558 and $493, respectively and are related to trademarks and trade names.

Note 5: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended December 1, 2018.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three months ended March 2, 2019 and March 3, 2018 was calculated using the following weighted average assumptions:

	Three Months Ended
	March 2, 2019			March 3, 2018
Expected life (in years)		4.75			4.75
Weighted-average expected volatility		24.25%			23.26%
Expected volatility	24.25%	-	24.33%	23.18%	-	23.26%
Risk-free interest rate	2.51%	-	2.55%	2.38%	-	2.53%
Weighted-average expected dividend yield		1.40%			1.12%
Expected dividend yield range	1.26%	-	1.41%	1.12%	-	1.74%
Weighted-average fair value of grants		$9.80			$11.37

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

Total share-based compensation expense was $5,906 and $5,651 for the three months ended March 2, 2019 and March 3, 2018, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of March 2, 2019, there was $13,819 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation costs related to unvested restricted stock units was $17,420, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Option Activity

The stock option activity for the three months ended March 2, 2019 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	952,067	45.48
Exercised	(40,605)	26.23
Forfeited or cancelled	(5,191)	50.48
Outstanding at March 2, 2019	5,372,377	$44.99

The fair value of options granted during the three months ended March 2, 2019 and March 3, 2018 was $9,331 and $7,645, respectively. Total intrinsic value of options exercised during the three months ended March 2, 2019 and March 3, 2018 was $910 and $638, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

Proceeds received from option exercises during the three months ended March 2, 2019 and March 3, 2018 were $1,065 and $762, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the three months ended March 2, 2019 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 1, 2018	414,353	$47.45	1.0
Granted	272,178	44.43	2.9
Vested	(172,797)	45.41	-
Forfeited	(18,529)	41.72	0.7
Nonvested at March 2, 2019	495,205	$46.71	1.3

Total fair value of restricted stock vested during the three months ended March 2, 2019 and March 3, 2018 was $7,846 and $7,900, respectively. The total fair value of nonvested restricted stock at March 2, 2019 was $23,135.

We repurchased 57,917 and 63,540 restricted stock shares during the three months ended March 2, 2019 and March 3, 2018, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the three months ended March 2, 2019 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	4,717	2,200	6,917
Company match contributions	472	220	692
Payouts	-	(2,221)	(2,221)
Units outstanding March 2, 2019	484,976	29,934	514,910

Deferred compensation units are fully vested at the date of contribution.

Note 6: Components of Net Periodic Cost (Benefit) related to Pension and Other Postretirement Benefit Plans

	Three Months Ended March 2, 2019 and March 3, 2018
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2019	2018	2019	2018	2019	2018
Service cost	$1	$14	$568	$598	$24	$43
Interest cost	3,673	3,419	1,184	1,204	387	371
Expected return on assets	(6,326)	(6,541)	(2,587)	(2,864)	(1,753)	(1,724)
Amortization:
Prior service cost	3	7	16	(1)	-	-
Actuarial loss	1,169	1,475	789	749	8	15
Net periodic benefit	$(1,480)	$(1,626)	$(30)	$(314)	$(1,334)	$(1,295)

Note 7: Revenue

Revenue Recognition

We sell a variety of adhesives, sealants and other specialty chemical products to a diverse customer base. The vast majority of our arrangements contain a single performance obligation to transfer manufactured goods to the customer as governed by an individual purchase order.

We recognize revenue at the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods to the customer. The transaction price includes an estimation of any variable amounts of consideration to which we will be entitled. The most common forms of variable consideration within our arrangements are customer rebates, which are recorded as a reduction to revenue at the time of the initial sale using the expected value method. The expected value method is the sum of probability-weighted amounts in a range of possible consideration amounts and is based on a consideration of historical, current and forecast information. Changes in estimates are updated each reporting period. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction to revenue based on historical experience and anticipated sales returns that occur in the normal course of business. We primarily have assurance-type warranties that do not result in separate performance obligations. We have elected to present revenue net of sales taxes and other similar taxes.

We recognize revenue when control of goods is transferred to the customer. For the vast majority of our arrangements, control transfers at a point in time either upon shipment or upon delivery of the goods to the customer. The timing of transfer of control is determined considering the timing of the transfer of legal title, physical possession, and risks and rewards of goods to the customer.

We record shipping and handling revenue in net revenues and outbound shipping and handling costs in cost of goods sold. The majority of our shipping and handling activities are performed prior to transfer of control of the goods to the customer. For those arrangements where we provide shipping and handling services after control of the goods has transferred to the customer, we have elected the practical expedient allowed under ASC 606 to account for these activities as a fulfillment cost rather than as a separate performance obligation. Election of this practical expedient resulted in an increase in the balance of retained earnings of $1,776 at the beginning of fiscal 2019. Based on an analysis of the financial statement line items affected in the quarter ended March 2, 2019 in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are not material. As a result, for the quarter ended March 2, 2019, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of this ASU as compared with the guidance that was in effect before the change.

Practical Expedients Elected

We have elected the following practical expedients allowable under ASC 606:

-	Election to present revenue net of sales taxes and other similar taxes
-	Election to account for shipping and handling services performed after control has transferred to the customer as fulfillment activities

Disaggregated Revenue Information

We view the following disaggregation of revenue by product type as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended March 2, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable Assembly	$61,328	$61,182	$14,033	$-	$-	$136,543
Hygiene	30,029	45,558	27,308	-	-	102,895
Packaging	69,402	29,120	12,794	-	-	111,316
Paper and Other	81,191	20,653	9,253	-	-	111,097
Construction	-	-	-	82,456	-	82,456
Engineering	-	-	-	-	128,628	128,628
	$241,950	$156,513	$63,388	$82,456	$128,628	$672,935

	Three Months Ended March 3, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable Assembly	$66,533	$64,900	$15,163	$-	$-	$146,596
Hygiene	31,129	49,172	28,140	-	-	108,441
Packaging	67,528	31,224	13,092	-	-	111,844
Paper and Other	85,773	23,682	10,214	-	-	119,669
Construction	-	-	-	98,257	-	98,257
Engineering	-	-	-	-	128,272	128,272
	$250,963	$168,978	$66,609	$98,257	$128,272	$713,079

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended March 2, 2019				Three Months Ended March 3, 2018
	H.B. Fuller Stockholders			Non- controlling Interest	H.B. Fuller Stockholders			Non- controlling Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interest	-	-	$12,244	$4	-	-	$47,682	$(15)
Foreign currency translation adjustment¹	$17,693	-	17,693	6	$21,468	-	21,468	(13)
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,986	$(504)	1,482	-	2,238	$(578)	1,660	-
Interest rate swap³	(15,259)	3,815	(11,444)	-	20,727	(4,775)	15,952	-
Cash flow hedges³	4,284	(198)	4,086	-	(4,563)	(2,278)	(6,841)	-
Other comprehensive income (loss)	$8,704	$3,113	11,817	6	$39,870	$(7,631)	32,239	(13)
Comprehensive income (loss)			$24,061	$10			$79,921	$(28)

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	March 2, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interest
Foreign currency translation adjustment	$(109,699)	$(109,614)	$(85)
Defined benefit pension plans adjustment, net of taxes of $50,105	(142,658)	(142,658)	-
Interest rate swap, net of taxes of ($3,416)	10,249	10,249	-
Cash flow hedges, net of taxes of $390	(7,971)	(7,971)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(268,420)	$(268,335)	$(85)

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interest
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Interest rate swap, net of taxes of ($7,231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(280,243)	$(280,152)	$(91)

Note 9: Income Taxes

As of March 2, 2019, we had a liability of $8,630 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,420 as of December 1, 2018. As of March 2, 2019, we had accrued $955 of gross interest relating to unrecognized tax benefits. For the three months ended March 2, 2019, our recorded liability for gross unrecognized tax benefits increased by $210.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	March 2,	March 3,
(Shares in thousands)	2019	2018
Weighted-average common shares - basic	50,752	50,471
Equivalent shares from share-based compensations plans	1,149	1,427
Weighted-average common and common equivalent shares - diluted	51,901	51,898

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

Share-based compensation awards for 3,002,073 and 2,226,893 shares for the three months ended March 2, 2019 and March 3, 2018, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of March 2, 2019, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022; 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2020; and 3) one cross-currency swap agreement effective October 7, 2015, to convert a notional amount of $44,912 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2019.

As of March 2, 2019, the combined fair value of the swaps was an asset of $3,071 and was included in other assets in the Condensed Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Condensed Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive loss related to cross-currency swaps was a loss of $7,971 as of March 2, 2019. The estimated net amount of the existing loss that is reported in accumulated other comprehensive loss as of March 2, 2019 that is expected to be reclassified into earnings within the next twelve months is $2,115. As of March 2, 2019, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of March 2, 2019:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2019	3.80%	$44,912	$(1,058)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(3,450)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$2,698
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$4,881
Receive USD		5.1803%
Total			$488,712	$3,071

On March 26, 2018, we entered into interest rate swap agreements to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.312 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was an asset of $14,282 at March 2, 2019 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,450,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	March 2, 2019	March 3, 2018
Cross-currency swap contracts	$4,284	$(4,563)
Interest rate swap contracts	(15,259)	20,727

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was a liability of $5,288 at March 2, 2019 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of March 2, 2019, we had forward foreign currency contracts maturing between March 4, 2019 and November 19, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income (expense), net related to derivative instruments not designated as hedging instruments are as follows:

	Three Months Ended
	March 2, 2019	March 3, 2018
Foreign currency forward contracts	$4,076	$(7,421)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 2, 2019, there were no significant concentrations of credit risk.

Note 12: Fair Value Measurements

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 2, 2019 and December 1, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 2,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9,906	$9,906	$-	$-
Foreign exchange contract assets	6,667	-	6,667	-
Interest rate swaps, cash flow hedges	14,282		14,282
Cross-currency cash flow hedges	3,071	-	3,071	-

Liabilities:
Foreign exchange contract liabilities	$2,591	$-	$2,591	$-
Interest rate swaps, fair value hedges	5,288	-	5,288	-

	December 1,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,436	$11,436	$-	$-
Foreign exchange contract assets	4,933	-	4,933	-
Interest rate swaps, cash flow hedges	28,924	-	28,924	-
Cross-currency cash flow hedges	739	-	739	-

Liabilities:
Foreign exchange contract liabilities	$2,156	$-	$2,156	$-
Interest rate swaps, fair value hedges	8,657	-	8,657	-

Long-term debt had an estimated fair value of $2,132,275 and $2,123,447 as of March 2, 2019 and December 1, 2018, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Share Repurchase Program

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

We did not repurchase any shares during the three months ended March 2, 2019 and March 3, 2018.

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $10,532 and $10,665 as of March 2, 2019 and December 1, 2018, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,634 and $4,784 as of March 2, 2019 and December 1, 2018, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	March 2, 2019	March 3, 2018	December 1, 2018
Lawsuits and claims settled	1	2	30
Settlement amounts	$12	$185	$3,423
Insurance payments received or expected to be received	$8	$171	$2,530

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

We have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of the three months ended March 2, 2019, we realigned certain customers across operating segments. The table below provides certain information regarding net revenue and segment operating income (loss) for each of our operating segments. Prior period segment information has been recast retrospectively to reflect the realignment.

	Three Months Ended
	March 2, 2019			March 3, 2018
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income (Loss)	Revenue	Revenue	Income
Americas Adhesives	$241,950	$3,406	$15,695	$250,963	$5,413	$14,537
EIMEA	156,513	4,011	3,426	168,978	5,769	5,892
Asia Pacific	63,388	2,031	3,779	66,609	1,637	2,305
Construction Adhesives	82,456	(1)	(3,339)	98,257	-	461
Engineering Adhesives	128,628	(2)	14,651	128,272	-	9,611
Total	$672,935		$34,212	$713,079		$32,806

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	March 2,	March 3,
	2019	2018
Segment operating income	$34,212	$32,806
Other income (expense), net	3,365	4,912
Interest expense	(26,807)	(27,545)
Interest income	3,053	3,041
Income before income taxes and income from equity method investments	$13,823	$13,214

The table below provides total assets of each of our operating segments as of December 1, 2018:

Total assets	December 1, 2018
Americas Adhesives	$1,003,926
EIMEA	724,633
Asia Pacific	272,923
Construction Adhesives	876,448
Engineering Adhesives	970,357
Corporate	328,027
Total	$4,176,314

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 1, 2018 for important background information related to our business.

Net revenue in the first quarter of 2019 decreased 5.6 percent from the first quarter of 2018. Revenue decreased 4.0 percent due to sales volume. This was offset by a 3.0 percent increase due to favorable product pricing. Negative currency effects of 4.6 percent compared to the first quarter of 2018 were primarily driven by the weaker Euro, Argentinian peso, Turkish lira, Chinese renminbi, Brazilian real and Indian rupee compared to the U.S. dollar. Gross profit margin increased 70 basis points primarily due to favorable product pricing offset by decreased sales volume.

Net income attributable to H.B. Fuller in the first quarter of 2019 was $12.2 million compared to $47.7 million in the first quarter of 2018. On a diluted earnings per share basis, the first quarter of 2019 was $0.24 per share compared to $0.92 per share for the first quarter of 2018.

Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets.  Approximately $14.0 million of the costs are expected to be cash costs. During the first quarter ended March 2, 2019, we incurred costs of $1.2 million under this plan. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is currently expected to be completed by the end of fiscal year 2020.

Results of Operations

Net revenue:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$672.9	$713.1	(5.6%	)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and changes in foreign currency exchange rates.  The following table shows the net revenue variance analysis for the first quarter of 2019 compared to the same period in 2018:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	(1.0%)
Currency	(4.6%)
Total	(5.6%)

Organic growth was a negative 1.0 percent in the first quarter of 2019 compared to the first quarter of 2018. The 1.0 percent negative organic growth in the first quarter of 2019 was driven by a 15.1 percent decrease in Construction Adhesives, offset by 4.4 percent growth in Engineering Adhesives, 0.7 percent growth in EIMEA and 0.2 percent growth in Americas Adhesives. Organic growth was flat for Asia Pacific in the first quarter of 2019. The decrease is predominately driven by lower sales volume. The negative 4.6 percent currency impact was primarily driven by a weaker Euro, Argentinian peso, Turkish lira, Chinese renminbi, Brazilian real and Indian rupee compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Raw materials	$361.1	$395.9	(8.8%)
Other manufacturing costs	131.9	131.7	0.2%
Cost of sales	$493.0	$527.6	(6.6%)
Percent of net revenue	73.3%	74.0%

Cost of sales in the first quarter of 2019 compared to the first quarter of 2018 decreased 70 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 180 basis points in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in product pricing. Other manufacturing costs as a percentage of revenue increased 110 basis points in the first quarter of 2019 compared to the first quarter of 2018 primarily due to lower sales volume.

Gross profit:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Gross profit	$179.9	$185.5	(3.0%)
Percent of net revenue	26.7%	26.0%

Gross profit in the first quarter of 2019 decreased 3.0 percent and gross profit margin increased 70 basis points compared to the first quarter of 2018. The increase in gross profit margin was primarily due to favorable product pricing partially offset by lower sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
SG&A	$145.7	$152.7	(4.6%)
Percent of net revenue	21.7%	21.4%

SG&A expenses for the first quarter of 2019 decreased $7.0 million, or 4.6 percent, compared to the first quarter of 2018.  The decrease is mainly due to lower integration costs and favorable foreign currency exchange rates on spending outside the U.S.

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

Other income (expense), net:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Other income (expense), net	$3.4	$4.9	(30.6%)

Other income (expense), net in the first quarter of 2019 included $3.4 million of net defined benefit pension benefits and $0.3 million of other income, offset by $0.3 million of currency transaction losses. Other income (expense), net in the first quarter of 2018 included $3.9 million of net defined benefit pension benefits and $2.2 million of other income, offset by $1.2 million of currency transaction losses.

Interest expense:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Interest expense	$26.8	$27.5	(2.5%)

Interest expense in the first quarter of 2019 was $26.8 million compared to $27.5 million in the first quarter of 2018. Interest expense in the first quarter of 2019 compared to the first quarter of 2018 was lower due to lower U.S. debt balances. We capitalized $0.1 million of interest expense in both the first quarter of 2019 and the same period last year.

Interest income:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Interest income	$3.1	$3.0	3.3%

Interest income in the first quarter of 2019 was $3.1 million. Interest income in the first quarter of 2018 was $3.0 million.

Income taxes:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Income taxes	$3.1	$(32.6)	NMP
Effective tax rate	22.7%	(247.0%)

NMP = Non-meaningful percentage

Income tax expense of $3.1 million in the first quarter of 2019 includes $0.8 million of discrete tax benefit.  Excluding the discrete tax benefit, the overall effective tax rate was 28.2 percent.  Income tax benefit of $32.6 million in the first quarter of 2018 includes $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $0.2 million of other discrete tax benefit. Excluding the discrete tax benefits, the overall effective tax rate was 24.1 percent.  The overall effective tax rate excluding discrete tax benefits increased due to the impact of certain items of U.S. Tax Reform which were not effective in 2018, but are applicable to 2019.

Income from equity method investments:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Income from equity method investments	$1.6	$1.8	(11.1%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first quarter of 2019 compared to the same period of 2018 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net income attributable to H.B. Fuller	$12.2	$47.7	(74.4%)
Percent of net revenue	1.8%	6.7%

The net income attributable to H.B. Fuller for the first quarter of 2019 was $12.2 million compared to $47.7 million for the first quarter of 2018. The diluted earnings per share for the first quarter of 2019 was $0.24 per share as compared to $0.92 per share for the first quarter of 2018.

Operating Segment Results

We have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

As of the beginning of the three months ended March 2, 2019, we realigned certain customers across operating segments. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior period segment information has been recast retrospectively to reflect the realignment. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Corporate expenses are fully allocated to each operating segment.

Net Revenue by Segment:

	Three Months Ended
	March 2, 2019		March 3, 2018
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Americas Adhesives	$242.0	36%	$251.0	35%
EIMEA	156.5	23%	169.0	24%
Asia Pacific	63.4	10%	66.6	9%
Construction Adhesives	82.4	12%	98.2	14%
Engineering Adhesives	128.6	19%	128.3	18%
Total	$672.9	100%	$713.1	100%

Segment Operating Income (Loss):

	Three Months Ended
	March 2, 2019		March 3, 2018
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$15.7	46%	$14.5	44%
EIMEA	3.4	10%	5.9	18%
Asia Pacific	3.8	11%	2.3	7%
Construction Adhesives	(3.3)	(10%)	0.5	2%
Engineering Adhesives	14.6	43%	9.6	29%
Total	$34.2	100%	$32.8	100%

Americas Adhesives

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$242.0	$251.0	(3.6%)
Segment operating income	$15.7	$14.5	8.3%
Segment operating margin	6.5%	5.8%

The following table provides details of the Americas Adhesives net revenue variances:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	0.2%
Currency	(3.8%)
Total	(3.6%)

Net revenue decreased 3.6 percent in the first quarter of 2019 compared to the first quarter of 2018.  The increase in organic growth was attributable to favorable product pricing, offset by a decrease in sales volume. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Canadian dollar and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 180 basis points mainly due to an increase in product pricing and synergy savings achieved through acquisitions. Other manufacturing costs as a percentage of net revenue increased 130 basis points due to higher production costs and lower net revenue. SG&A expenses as a percentage of net revenue decreased 20 basis points. Segment operating income increased 8.3 percent and segment operating margin as a percentage of net revenue increased 70 basis points compared first quarter of 2018.

EIMEA

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$156.5	$169.0	(7.4%)
Segment operating income	$3.4	$5.9	(42.4%)
Segment operating margin	2.2%	3.5%

The following table provides details of the EIMEA net revenue variances:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	0.7%
Currency	(8.1%)
Total	(7.4%)

Net revenue decreased 7.4 percent in the first quarter of 2019 compared to the first quarter of 2018. The increase in organic growth was attributable to favorable product pricing, partially offset by a decrease in sales volume. The negative currency effect was primarily the result of a weaker Euro, Turkish lira and Indian rupee compared to the U.S. dollar. Raw material cost as a percentage of net revenue decreased 60 basis points in the first quarter of 2019 compared to the first quarter of 2018 due to increased product pricing and synergy savings achieved through acquisitions. Other manufacturing costs as a percentage of net revenue were 110 basis points higher than the first quarter of 2018 primarily due to higher freight and compensation costs combined with lower sales volume. SG&A expenses as a percentage of net revenue in the first quarter of 2019 were 80 basis points higher than the first quarter of 2018 primarily due to higher restructuring plan and compensation costs. Segment operating income decreased 42.4 percent and segment operating margin decreased 130 basis points compared to the first quarter of 2018.

Asia Pacific

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$63.4	$66.6	(4.8%)
Segment operating income	$3.8	$2.3	65.2%
Segment operating margin	6.0%	3.5%

The following table provides details of the Asia Pacific net revenue variances:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	0.0%
Currency	(4.8%)
Total	(4.8%)

Net revenue in the first quarter of 2019 decreased 4.8 percent compared to the first quarter of 2018. The flat organic growth was attributable to favorable product pricing offset by a decrease in sales volume. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 290 basis points compared to the first quarter of 2018 primarily due to increased product pricing. Other manufacturing costs as a percentage of net revenue increased 100 basis points compared to the first quarter of 2018 due to the decrease in net revenue. SG&A expenses as a percentage of net revenue decreased 60 basis points primarily due to lower bad debt expense. Segment operating income increased 65.2 percent and segment operating margin increased 250 basis points compared to the first quarter of 2018.

Construction Adhesives

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$82.4	$98.2	(16.1%)
Segment operating (loss) income	$(3.3)	$0.5	(760.0%)
Segment operating margin	(4.0%)	0.5%

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	(15.1%)
Currency	(1.0%)
Total	(16.1%)

Net revenue decreased 16.1 percent in the first quarter of 2019 compared to the first quarter of 2018. The decrease in organic growth was driven by a decrease in sales volume, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar, Canadian dollar and Euro compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 40 basis points lower in the first quarter of 2019 compared to the first quarter of 2018. Other manufacturing costs as a percentage of net revenue were 300 basis points higher in the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher integration and restructuring costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 190 basis points due to lower sales volume partially offset by lower restructuring plan expenses. Segment operating income decreased $3.8 million and segment operating margin decreased 450 basis points compared to the first quarter of 2018.

Engineering Adhesives

	Three Months Ended
	March 2,	March 3,	2019 vs
($ in millions)	2019	2018	2018
Net revenue	$128.6	$128.3	0.3%
Segment operating income	$14.6	$9.6	52.1%
Segment operating margin	11.4%	7.5%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended March 2, 2019
vs March 3, 2018
Organic growth	4.4%
Currency	(4.1%)
Total	0.3%

Net revenue increased 0.3 percent in the first quarter of 2019 compared to the first quarter of 2018. The increase in organic growth was attributable to an increase in sales volume and favorable product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi, Euro and Turkish lira compared to the U.S. dollar. Raw material cost as a percentage of net revenue was 430 basis points lower in the first quarter of 2019 compared to the first quarter of 2018 due to increased product pricing. Other manufacturing costs as a percentage of net revenue were 30 basis points higher in the first quarter of 2019 compared to the first quarter of 2018. SG&A expenses as a percentage of net revenue increased 10 basis points. Segment operating income increased 52.1 percent and segment operating margin increased 390 basis points compared to the first quarter of 2018.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 2, 2019 were $113.5 million compared to $150.8 million as of December 1, 2018 and $132.5 million as of March 3, 2018. The majority of the $113.5 million in cash and cash equivalents as of March 2, 2019 was held outside the United States. Total long and short-term debt was $2,235.2 million as of March 2, 2019, $2,247.5 million as of December 1, 2018 and $2,441.2 million as of March 3, 2018. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 65.6 percent as of March 2, 2019 as compared to 66.1 percent as of December 1, 2018 and 68.5 percent as of March 3, 2018.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At March 2, 2019, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 2, 2019
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	4.3

●	TTM = Trailing 12 months

●

EBITDA for covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and the Amended Revolving Credit Agreement, and can be found in the Company’s 8-K filings dated October 20, 2017 and 8-K dated November 17, 2017, respectively.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2019.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade accounts receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	March 2,	March 3,
	2019	2018
Net working capital as a percentage of annualized net revenue[1]	21.4%	21.6%
Accounts receivable DSO[2] (in days)	57	54
Inventory days on hand[3] (in days)	68	68
Free cash flow after dividends[4]	$(21.3)	$(58.3)
Total debt to total capital ratio[5]	65.6%	68.5%

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

Free cash flow after dividends, a non-GAAP financial measure, is defined as net cash provided by (used in) operations less purchased property, plant and equipment and dividends paid. Free cash flow after dividends is an integral financial measure used by the Company to assess its ability to generate cash in excess of its operating needs, therefore, the Company believes this financial measure provides useful information to investors. The following table reflects the manner in which free cash flow after dividends is determined and provides a reconciliation of free cash flow after dividends to net cash provided by (used in) operating activities from continuing operations, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Reconciliation of "Net cash provided by (used in) operating activities" to Free cash flow after dividends

	Three Months Ended
($ in millions)	March 2, 2019	March 3, 2018
Net cash provided by (used in) operating activities	$0.5	$(32.1)
Less: Purchased property, plant and equipment	13.9	18.6
Less: Dividends paid	7.9	7.6
Free cash flow after dividends	(21.3)	(58.3)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	March 2,	March 3,
($ in millions)	2019	2018
Net cash provided by (used in) operating activities	$0.5	$(32.1)

Net income including non-controlling interest was $12.2 million in the first three months of 2019 compared to $47.7 million in the first three months of 2018. Depreciation and amortization expense totaled $36.1 million in the first three months of 2019 compared to $36.7 million in the first three months of 2018. Deferred income taxes was a use of cash of $1.4 million in 2019 compared to $50.6 million in the first three months of 2018. The higher use of cash in the first three months of 2018 was due to the impact of U.S. Tax Reform. Accrued compensation was a use of cash of $19.2 million in 2019 compared to $22.2 million last year related to lower payouts for our employee incentive plans in the current year. Other assets was a use of cash of $21.1 million in the three months ending March 2, 2019 compared to $38.1 million in the same period last year. Other liabilities was a use of cash of $3.0 million in the first three months of 2019 compared to a source of cash of $29.9 million in the first three months of 2018.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $7.8 million compared $35.1 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	March 2,	March 3,
($ in millions)	2019	2018
Trade receivables, net	$5.9	$16.6
Inventory	(21.6)	(46.7)
Trade payables	7.9	(5.0)
Total cash flow impact	$(7.8)	$(35.1)

●

Trade Receivables, net – Trade Receivables, net was a source of cash of $5.9 million and $16.6 million in 2019 and 2018, respectively. The lower source of cash in 2019 compared 2018 was due more cash collected on trade receivables in the prior year compared to the current year. The DSO were 57 days at March 2, 2019 and 54 days at March 3, 2018.

●

Inventory – Inventory was a use of cash of $21.6 million and $46.7 million in 2019 and 2018, respectively. The lower use of cash in 2019 is due to higher raw material costs and increasing inventory levels in 2018 to maintain service levels while integrating our acquisitions in 2018. Inventory days on hand were 68 days as of March 2, 2019 and March 3, 2018.

●

Trade Payables – For the first three months of 2019, trade payables was a source of cash of $7.9 million compared to a use of cash of $5.0 million in 2018. The source of cash in 2018 compared to the use of cash in 2019 reflects higher payments on trade payables in the prior year.

Cash Flows from Investing Activities:

	Three Months Ended
	March 2,	March 3,
($ in millions)	2019	2018
Net cash used in investing activities	$(13.7)	$(17.2)

Purchases of property, plant and equipment were $13.9 million during the three months ended March 2, 2019 as compared to $18.6 million for the same period of 2018.

Cash Flows from Financing Activities:

	Three Months Ended
	March 2,	March 3,
($ in millions)	2019	2018
Net cash used in financing activities	$(26.9)	$(15.3)

Repayments of long-term debt were $20.0 million in the first three months ended March 2, 2019 and $5.4 million in the first three months ended March 3, 2018. Net proceeds of notes payable were $2.6 million in 2019 compared to $0.2 million in 2018. Cash dividends paid were $7.9 million in 2019 compared to $7.6 million in 2018. Repurchases of common stock were $2.7 million in the three months ended March 2, 2019 compared to $3.2 million in the same period of 2018.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of March 2, 2019 would have resulted in a change in net income of approximately $4.9 million or $0.09 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency transaction and currency translation risk. Approximately 55 percent of net revenue was generated outside of the United States for the first quarter of 2019. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on financial results for the first quarter of 2019, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $1.9 million or $0.04 per diluted share. Based on financial results and foreign currency balance sheet positions as of March 2, 2019, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $3.1 million or $0.06 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on financial results for the first three months of 2019, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $2.8 million or $0.05 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 2, 2019.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of March 2, 2019, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of March 2, 2019, we had reserved $10.5 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.6 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
($ in millions)	March 2, 2019	March 3, 2018	December 1, 2018
Lawsuits and claims settled	1	2	30
Settlement amounts	$0.01	$0.2	$3.4
Insurance payments received or expected to be received	$0.01	$0.2	$2.5

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 1, 2018. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended March 2, 2019 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

December 1, 2018 - January 5, 2019	-	$-	$187,170

January 6, 2019 - February 2, 2019	-	$-	$187,170

February 3, 2019 - March 2, 2019	58	$46.34	$187,170

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

Item 6. Exhibits

10.1	Third Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan
31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101	The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 29, 2019	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Third Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.