Form 10-Q
period 2019-06-01
FULLER H B CO
filed 2019-06-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
State or other jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
Address of principal executive offices	Zip Code

(651) 236-5900

Registrant’s telephone number, including area code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to section 12(b) of the Act

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	FUL	NYSE

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,918,410 as of June 21, 2019.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Net revenue	$759,583	$789,387	$1,432,518	$1,502,466
Cost of sales	(541,124)	(569,201)	(1,034,134)	(1,096,767)
Gross profit	218,459	220,186	398,384	405,699
Selling, general and administrative expenses	(146,079)	(146,889)	(291,792)	(299,596)
Other income, net	2,986	7,739	6,351	12,651
Interest expense	(26,940)	(28,017)	(53,747)	(55,562)
Interest income	3,023	2,794	6,076	5,835
Income before income taxes and income from equity method investments	51,449	55,813	65,272	69,027
Income taxes	(16,441)	(13,488)	(19,581)	19,144
Income from equity method investments	1,633	2,139	3,198	3,960
Net income including non-controlling interest	36,641	44,464	48,889	92,131
Net (income) loss attributable to non-controlling interest	-	(13)	(4)	2
Net income attributable to H.B. Fuller	$36,641	$44,451	$48,885	$92,133

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.72	0.88	0.96	1.82
Diluted	0.70	0.86	0.94	1.78

Weighted-average common shares outstanding:
Basic	50,902	50,551	50,827	50,511
Diluted	52,105	51,846	52,003	51,872

Dividends declared per common share	$0.160	$0.155	$0.315	$0.305

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Net income including non-controlling interest	$36,641	$44,464	$48,889	$92,131
Other comprehensive loss
Foreign currency translation	(39,317)	(40,757)	(21,618)	(19,302)
Defined benefit pension plans adjustment, net of tax	1,480	1,660	2,962	3,320
Interest rate swaps, net of tax	(17,078)	4,584	(28,522)	20,536
Cash flow hedges, net of tax	6,102	(12)	10,188	(6,853)
Other comprehensive loss	(48,813)	(34,525)	(36,990)	(2,299)
Comprehensive (loss) income	(12,172)	9,939	11,899	89,832
Less: Comprehensive (loss) income attributable to non-controlling interest	(4)	8	6	(20)
Comprehensive (loss) income attributable to H.B. Fuller	$(12,168)	$9,931	$11,893	$89,852

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

(Unaudited)

	June 1,	December 1,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$100,246	$150,793
Trade receivables (net of allowances of $13,805 and $14,017, as of June 1, 2019 and December 1, 2018, respectively)	499,406	495,008
Inventories	382,612	348,461
Other current assets	126,495	95,657
Total current assets	1,108,759	1,089,919

Property, plant and equipment	1,323,148	1,303,590
Accumulated depreciation	(695,810)	(667,041)
Property, plant and equipment, net	627,338	636,549

Goodwill	1,301,292	1,305,171
Other intangibles, net	876,505	908,151
Other assets	235,970	236,524
Total assets	$4,149,864	$4,176,314

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$18,507	$14,770
Current maturities of long-term debt	26,600	91,225
Trade payables	299,935	273,378
Accrued compensation	60,259	78,384
Income taxes payable	36,837	12,578
Other accrued expenses	75,438	75,788
Total current liabilities	517,576	546,123

Long-term debt, excluding current maturities	2,148,653	2,141,532
Accrued pension liabilities	69,569	70,680
Other liabilities	251,077	264,768
Total liabilities	2,986,875	3,023,103

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,917,236 and 50,732,796, as of June1, 2019 and December 1, 2018, respectively	50,917	50,733
Additional paid-in capital	109,825	95,940
Retained earnings	1,318,984	1,286,289
Accumulated other comprehensive loss	(317,144)	(280,152)
Total H.B. Fuller stockholders' equity	1,162,582	1,152,810
Non-controlling interest	407	401
Total equity	1,162,989	1,153,211
Total liabilities, non-controlling interest and total equity	$4,149,864	$4,176,314

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	50,884	100,573	1,290,571	(268,335)	411	1,174,104
Comprehensive income	-	-	36,641	(48,809)	(4)	(12,172)
Dividends	-	-	(8,228)	-	-	(8,228)
Stock option exercises	25	746	-	-	-	771
Share-based compensation plans other, net	11	8,627	-	-	-	8,638
Repurchases of common stock	(3)	(121)	-	-	-	(124)
Balance at June 1, 2019	$50,917	$109,825	$1,318,984	$(317,144)	$407	$1,162,989

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 2, 2017	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	47,682	32,239	(28)	79,893
Dividends	-	-	(7,649)	-	-	(7,649)
Stock option exercises	27	735	-	-	-	762
Share-based compensation plans other, net	180	6,450	-	-	-	6,630
Repurchases of common stock	(63)	(3,205)	-	-	-	(3,268)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at March 3, 2018	50,533	78,642	1,185,402	(186,757)	365	1,128,185
Comprehensive income	-	-	44,451	(34,520)	8	9,939
Dividends	-	-	(7,837)	-	-	(7,837)
Stock option exercises	53	1,572	-	-	-	1,625
Share-based compensation plans other, net	19	7,288	-	-	-	7,307
Repurchases of common stock	(26)	(1,235)	-	-	-	(1,261)
Balance at June 2, 2018	$50,579	$86,267	$1,222,016	$(221,277)	$373	$1,137,958

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 1, 2019	June 2, 2018
Cash flows from operating activities:
Net income including non-controlling interest	$48,889	$92,131
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	33,568	34,159
Amortization	38,190	38,519
Deferred income taxes	(21,871)	(48,434)
Income from equity method investments, net of dividends received	(3,198)	(3,960)
Loss (gain) on sale of assets	377	(3,172)
Share-based compensation	14,172	10,434
Loss on mark to market adjustment related to contingent consideration liability	-	(2,373)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(23,692)	(12,479)
Inventories	(22,798)	(53,574)
Other assets	(21,396)	(49,199)
Trade payables	25,943	7,700
Accrued compensation	(17,778)	(17,990)
Other accrued expenses	12,734	(16,129)
Income taxes payable	13,794	13,194
Accrued / prepaid pensions	(5,933)	(5,225)
Other liabilities	(1,465)	179
Other	7,790	38,594
Net cash provided by operating activities	77,326	22,375

Cash flows from investing activities:
Purchased property, plant and equipment	(32,192)	(33,197)
Purchased businesses, net of cash acquired	(7,914)	-
Purchased business remaining equity	(9,870)	-
Proceeds from sale of property, plant and equipment	45	2,709
Cash received from government grant	9,045	-
Cash payments related to government grant	(1,120)	-
Net cash used in investing activities	(42,006)	(30,488)

Cash flows from financing activities:
Repayment of long-term debt	(70,000)	(25,750)
Net payment of notes payable	4,053	(13,988)
Dividends paid	(16,028)	(15,414)
Contingent consideration payment	(3,610)	-
Proceeds from stock options exercised	1,837	2,387
Repurchases of common stock	(2,807)	(4,529)
Net cash used in financing activities	(86,555)	(57,294)

Effect of exchange rate changes on cash and cash equivalents	688	257

Net change in cash and cash equivalents	(50,547)	(65,150)
Cash and cash equivalents at beginning of period	150,793	194,398
Cash and cash equivalents at end of period	$100,246	$129,248

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$162	$72

Cash paid for interest, net of amount capitalized of $195 and $109 for the periods ended June 1, 2019 and June 2, 2018, respectively	$55,901	$53,860
Cash paid for income taxes, net of refunds	$17,474	$20,144

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

Change in Accounting Principle – Accounting for Inventory

During the year ended December 1, 2018, we elected to change our method of accounting for certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments from the last-in, first-out method (“LIFO”) to weighted-average cost. We retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change.

Change in Accounting Principle – Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted this ASU during the quarter ended March 2, 2019 using the modified retrospective method of adoption. As a result of the adoption of this ASU, we recorded an increase to opening retained earnings of $1,776 as of December 1, 2018 related to accelerated recognition for arrangements where we provide shipping and handling services after control of the goods has transferred to the customer. Prior periods were not restated. We have included the disclosures required by this ASU in Note 8.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this ASU affect the guidance in ASU No. 2014-09 and were adopted during the quarter ended March 2, 2019 with ASU No. 2014-09 as discussed above.

Change in Accounting Principle – Income Tax Impact of Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU changes the timing of income tax recognition for an intercompany sale of assets. The ASU requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. We adopted this ASU during the quarter ended March 2, 2019. We recorded a decrease to opening retained earnings of $733 as of December 1, 2018 as a result of the adoption of this ASU.

Change in Accounting Principle – Net Periodic Defined Benefit Pension and Postretirement Benefit Costs

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The classification requirements of this ASU are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. We adopted this ASU during the quarter ended March 2, 2019. As a result of adoption, the components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are now presented as non-operating expenses for all periods presented. Service cost remains in operating expenses. As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Condensed Consolidated Statement of Income for the three and six months ended June 2, 2018 were adjusted as follows:

	Three Months Ended June 2, 2018
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(567,002)	$(2,199)	$(569,201)
Gross profit	222,385	(2,199)	220,186
Selling, general and administrative expenses	(145,199)	(1,690)	(146,889)
Other income, net	3,850	3,889	7,739

Net income including non-controlling interests	44,464	-	44,464

Net income attributable to H.B. Fuller	44,451	-	44,451
Basic	$0.88	$-	$0.88

Diluted	0.86	-	0.86

	Six Months Ended June 2, 2018
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(1,092,376)	$(4,391)	$(1,096,767)
Gross profit	410,090	(4,391)	405,699
Selling, general and administrative expenses	(296,219)	(3,377)	(299,596)
Other income, net	4,883	7,768	12,651

Net income including non-controlling interests	92,131	-	92,131

Net income attributable to H.B. Fuller	92,133	-	92,133
Basic	$1.82	$-	$1.82

Diluted	1.78	-	1.78

New Accounting Pronouncements

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

The adoption of this guidance requires a change in disclosures only and is not expected to impact our Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including, but not limited to, debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. We adopted this ASU during the quarter ended March 2, 2019. Adoption of this ASU will result in a retrospective reclassification of debt prepayment and extinguishment costs of $16,598 within the Consolidated Statement of Cash Flows for the year ended December 2, 2017 from operating to financing cash outflows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018 and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments in April 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 clarifies various scoping and other issues arising from ASU No. 2016-13. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of this ASU is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this ASU will have on our Consolidated Financial Statements.

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

Note 2: Acquisition and Divestiture

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina.  This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition.  The initial purchase price of $7,914 was funded through existing cash.  Contingent consideration of up to $3,400 is expected to be paid related to financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition, resulting in an estimated purchase price of $13,480. The acquisition fair value measurement was preliminary as of June 1, 2019, which includes goodwill of $507, customer relationship intangible of $8,800, and additional acquired assets of $4,173. Goodwill is deductible for tax purposes. Ramapo and the related goodwill are reported in our Americas Adhesives operating segment.

Dalton Holdings, LLC

In June 2019, the Company entered into a definitive agreement for the sale of Dalton Holdings, LLC (“Dalton Holdings”), which primarily manufactures surfactants and thickeners, within the Americas Adhesives segment. The sale of this business is expected to be completed during the third quarter of fiscal 2019. The following assets and liabilities are classified as held for sale and are included in the corresponding categories in the condensed consolidated balance sheet as of June 1, 2019:

Current assets	$3,976
Non-current assets	59,832
Current liabilities	1,804
Non-current liabilities	8,676

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company, and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Six Months Ended
	June 1, 2019	June 2, 2018	June 1, 2019	June 2, 2018
Cost of sales	$618	$956	$994	$1,188
Selling, general and administrative	666	368	1,743	1,965
	$1,284	$1,324	$2,737	$3,153

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended		Six Months Ended
	June 1, 2019	June 2, 2018	June 1, 2019	June 2, 2018
Americas Adhesives	$63	$53	$339	$856
EIMEA	265	567	845	525
Asia Pacific	4	-	47	3
Construction Adhesives	779	545	1,098	1,354
Engineering Adhesives	173	159	408	415
	$1,284	$1,324	$2,737	$3,153

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	$6,223	$2,353	$305	$8,881
Non-cash charges	-	(1,666)	-	(1,666)
Cash payments	(3,395)	(687)	(325)	(4,407)
Foreign currency translation	(58)	-	-	(58)
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	1,337	874	526	2,737
Cash payments	(1,373)	(792)	(526)	(2,691)
Foreign currency translation	(47)	-	-	(47)
Balance at June 1, 2019	$4,173	$82	$-	$4,255

Restructuring liabilities have been classified as a component of other accrued expenses in the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	June 1,	December 1,
	2019	2018
Raw materials	$175,069	$169,228
Finished goods	207,543	179,233
Total inventories	$382,612	$348,461

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the six months ended June 1, 2019 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 1, 2018	$339,800	$155,552	$21,428	$310,720	$477,671	$1,305,171
Acquisition	507	-	-	-	-	507
Currency impact	(443)	(2,715)	(208)	75	(1,095)	(4,386)
Balance at June 1, 2019	$339,864	$152,837	$21,220	$310,795	$476,576	$1,301,292

As discussed in Note 16, as of the beginning of fiscal 2019, we realigned certain customers across operating segments. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	June 1, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	All Other	Total
Original cost	$114,577	$959,237	$66,067	$27,460	$1,167,341
Accumulated amortization	(43,749)	(202,260)	(23,547)	(21,767)	(291,323)
Net identifiable intangibles	$70,828	$756,977	$42,520	$5,693	$876,018

	December 1, 2018
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	All Other	Total
Original cost	$118,930	$953,929	$65,975	$33,550	$1,172,384
Accumulated amortization	(41,503)	(175,318)	(21,573)	(26,332)	(264,726)
Net identifiable intangibles	$77,427	$778,611	$44,402	$7,218	$907,658

Amortization expense with respect to amortizable intangible assets was $18,978 and $19,276 for the three months ended June 1, 2019 and June 2, 2018, respectively, and $38,190 and $38,519 for the six months ended June 1, 2019 and June 2, 2018, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Amortization Expense	$38,370	$72,311	$70,766	$69,564	$66,982	$558,025

Non-amortizable intangible assets as of June 1, 2019 and December 1, 2018 are $487 and $493, respectively and are related to trademarks and trade names.

Note 6: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended December 1, 2018.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended June 1, 2019 and June 2, 2018 was calculated using the following weighted average assumptions:

	Three Months Ended						Six Months Ended
	June 1, 2019			June 2, 2018			June 1, 2019			June 2, 2018
Expected life (in years)	4.75			4.75			4.75			4.75
Weighted-average expected volatility	24.70%			23.56%			24.26%			23.30%
Expected volatility	24.39%	-	24.76%	23.42%	-	23.58%	24.25%	-	24.76%	23.18%	-	23.58%
Risk-free interest rate	2.17%	-	2.31%	2.54%	-	2.90%	2.17%	-	2.55%	2.38%	-	2.90%
Weighted-average expected dividend yield	1.42%			1.21%			1.40%			1.14%
Expected dividend yield range	1.26%	-	1.45%	1.21%	-	1.24%	1.26%	-	1.45%	1.12%	-	1.24%
Weighted-average fair value of grants	$9.49			$11.35			$9.80			$11.37

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

Total share-based compensation expense was $8,266 and $4,848 for the three months ended June 1, 2019 and June 2, 2018, respectively and $14,172 and $10,434 for the six months ended June 1, 2019 and June 2, 2018, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of June 1, 2019, there was $10,059 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation costs related to unvested restricted stock units was $12,458, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Option Activity

The stock option activity for the six months ended June 1, 2019 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	960,774	45.47
Exercised	(65,637)	27.98
Forfeited or cancelled	(13,632)	47.37
Outstanding at June 1, 2019	5,347,611	$45.05

The fair value of options granted during the three months ended June 1, 2019 and June 2, 2018 was $83 and $1,392, respectively. Total intrinsic value of options exercised during the three months ended June 1, 2019 and June 2, 2018 was $471 and $1,172, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the six months ended June 1, 2019 and June 2, 2018 was $9,413 and $9,037, respectively. Total intrinsic value of options exercised during the six months ended June 1, 2019 and June 2, 2018 was $1,382 and $1,811, respectively.

Proceeds received from option exercises during the three months ended June 1, 2019 and June 2, 2018 were $771 and $1,625, respectively and $1,837 and $2,387 during the six months ended June 1, 2019 and June 2, 2018.

Restricted Stock Activity

The nonvested restricted stock activity for the six months ended June 1, 2019 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 1, 2018	414,353	$47.45	1.0
Granted	273,090	44.55	2.6
Vested	(182,427)	45.39	-
Forfeited	(22,629)	44.87	0.4
Nonvested at June 1, 2019	482,387	$46.71	1.1

Total fair value of restricted stock vested during the three months ended June 1, 2019 and June 2, 2018 was $435 and $577, respectively. Total fair value of restricted stock vested during the six months ended June 1, 2019 and June 2, 2018 was $8,281 and $8,477, respectively. The total fair value of nonvested restricted stock at June 1, 2019 was $22,531.

We repurchased 2,746 and 3,645 restricted stock shares during the three months ended June 1, 2019 and June 2, 2018, respectively, and repurchased 60,666 and 66,936 restricted stock shares during the six months ended June 1, 2019 and June 2, 2018, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the six months ended June 1, 2019 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	10,874	6,649	17,523
Company match contributions	1,087	665	1,752
Payouts	-	(4,507)	(4,507)
Units outstanding June 1, 2019	491,748	32,542	524,290

Deferred compensation units are fully vested at the date of contribution.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended June 1, 2019 and June 2, 2018
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2019	2018	2019	2018	2019	2018
Service cost	$1	$14	$562	$582	$25	$43
Interest cost	3,673	3,419	1,189	1,181	388	371
Expected return on assets	(6,326)	(6,541)	(2,606)	(2,811)	(1,754)	(1,724)
Amortization:
Prior service cost (benefit)	3	7	16	(1)	-	-
Actuarial loss	1,169	1,476	786	732	9	15
Net periodic benefit	$(1,480)	$(1,625)	$(53)	$(317)	$(1,332)	$(1,295)

	Six Months Ended June 1, 2019 and June 2, 2018
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2019	2018	2019	2018	2019	2018
Service cost	$2	$28	$1,130	$1,180	$49	$86
Interest cost	7,346	6,837	2,373	2,385	775	742
Expected return on assets	(12,652)	(13,083)	(5,193)	(5,675)	(3,507)	(3,448)
Amortization:
Prior service cost (benefit)	6	14	32	(2)	-	-
Actuarial loss	2,338	2,952	1,575	1,481	17	30
Net periodic benefit	$(2,960)	$(3,252)	$(83)	$(631)	$(2,666)	$(2,590)

Note 8: Revenue

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

We record shipping and handling revenue in net revenues and outbound shipping and handling costs in cost of goods sold. The majority of our shipping and handling activities are performed prior to transfer of control of the goods to the customer. For those arrangements where we provide shipping and handling services after control of the goods has transferred to the customer, we have elected the practical expedient allowed under ASC 606 to account for these activities as a fulfillment cost rather than as a separate performance obligation. Election of this practical expedient resulted in an increase in the balance of retained earnings of $1,776 at the beginning of fiscal 2019. Based on an analysis of the financial statement line items affected in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are not material. As a result, for the three and six months ended June 1, 2019, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of this ASU as compared with the guidance that was in effect before the change.

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

Disaggregated Revenue Information

We view the following disaggregation of revenue by product type as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended June 1, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$68,516	$65,607	$18,667	$-	$-	$152,790
Hygiene	31,196	42,436	28,641	-	-	102,273
Packaging	72,903	34,389	14,334	-	-	121,626
Paper and other	87,167	23,021	9,557	-	-	119,745
Construction	-	-	-	111,244	-	111,244
Engineering	-	-	-	-	151,905	151,905
	$259,782	$165,453	$71,199	$111,244	$151,905	$759,583

	Three Months Ended June 2, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$76,183	$72,388	$18,151	$-	$-	$166,722
Hygiene	30,065	47,646	30,427	-	-	108,138
Packaging	72,014	36,746	14,177	-	-	122,937
Paper and other	87,970	25,395	11,666	-	-	125,031
Construction	-	-	-	122,891	-	122,891
Engineering	-	-	-	-	143,668	143,668
	$266,232	$182,175	$74,421	$122,891	$143,668	$789,387

	Six Months Ended June 1, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$129,844	$126,789	$32,700	$-	$-	$289,333
Hygiene	61,225	87,994	55,949	-	-	205,168
Packaging	142,305	63,509	27,128	-	-	232,942
Paper and other	168,358	43,674	18,810	-	-	230,842
Construction	-	-	-	193,700	-	193,700
Engineering	-	-	-	-	280,533	280,533
	$501,732	$321,966	$134,587	$193,700	$280,533	$1,432,518

	Six Months Ended June 2, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$142,717	$137,287	$33,348	$-	$-	$313,352
Hygiene	61,194	96,818	58,583	-	-	216,595
Packaging	139,542	67,970	27,301	-	-	234,813
Paper and other	173,742	49,078	21,798	-	-	244,618
Construction	-	-	-	221,148	-	221,148
Engineering	-	-	-	-	271,940	271,940
	$517,195	$351,153	$141,030	$221,148	$271,940	$1,502,466

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended June 1, 2019				Three Months Ended June 2, 2018
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests

	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$36,641	$-	-	-	$44,451	$13
Foreign currency translation adjustment¹	$(39,313)	-	(39,313)	(4)	$(40,752)	-	(40,752)	(5)
Reclassification to earnings:
Defined benefit pension plans adjustment²	1,982	$(502)	1,480	-	2,238	$(578)	1,660	-
Interest rate swap³	(22,770)	5,692	(17,078)	-	7,405	(2,821)	4,584	-
Cash flow hedges³	6,327	(225)	6,102	-	(19)	7	(12)	-
Other comprehensive income (loss)	$(53,774)	$4,965	(48,809)	(4)	$(31,128)	$(3,392)	(34,520)	(5)
Comprehensive income (loss)			$(12,168)	$(4)			$9,931	$8

	Six Months Ended June 1, 2019				Six Months Ended June 2, 2018
	H.B. Fuller Stockholders			Non-controlling Interests	H.B. Fuller Stockholders			Non-controlling Interests

	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$48,885	$4	-	-	$92,133	$(2)
Foreign currency translation adjustment¹	$(21,620)	-	(21,620)	2	$(19,284)	-	(19,284)	(18)
Reclassification to earnings:
Defined benefit pension plans adjustment²	3,968	$(1,006)	2,962	-	4,476	$(1,156)	3,320	-
Interest rate swap³	(38,029)	9,507	(28,522)	-	26,839	(6,303)	20,536	-
Cash flow hedges³	10,611	(423)	10,188	-	(4,513)	(2,340)	(6,853)	-
Other comprehensive income (loss)	$(45,070)	$8,078	(36,992)	2	$7,518	$(9,799)	(2,281)	(18)
Comprehensive income (loss)			$11,893	$6			$89,852	$(20)

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income, net.

The components of accumulated other comprehensive loss is as follows:

	June 1, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(149,020)	$(148,927)	$(93)
Defined benefit pension plans adjustment, net of taxes of $74,077	(141,178)	(141,178)	-
Interest rate swap, net of taxes of $2,276	(6,829)	(6,829)	-
Cash flow hedges, net of taxes of $165	(1,869)	(1,869)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(317,237)	$(317,144)	$(93)

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Interest rate swap, net of taxes of ($7.231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(280,243)	$(280,152)	$(91)

Note 10: Income Taxes

As of June 1, 2019, we had a liability of $10,115 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,420 as of December 1, 2018. As of June 1, 2019, we had accrued $942 of gross interest relating to unrecognized tax benefits. For the six months ended June 1, 2019, our recorded liability for gross unrecognized tax benefits increased by $1,695.

Note 11: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 1,	June 2,	June 1,	June 2,
(Shares in thousands)	2019	2018	2019	2018
Weighted-average common shares - basic	50,902	50,551	50,827	50,511
Equivalent shares from share-based compensations plans	1,203	1,295	1,176	1,361
Weighted-average common and common equivalent shares - diluted	52,105	51,846	52,003	51,872

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

Share-based compensation awards for 2,751,956 and 2,223,223 shares for the three months ended June 1, 2019 and June 2, 2018, respectively, and 3,020,604 and 2,410,032 shares for the six months ended June 1, 2019 and June 2, 2018, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of June 1, 2019, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022; 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2020; and 3) one cross-currency swap agreement effective October 7, 2015, to convert a notional amount of $44,912 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2019.

As of June 1, 2019, the combined fair value of the swaps was an asset of $17,640 and was included in other assets in the Condensed Consolidated Balance Sheets.  The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Condensed Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive loss related to cross-currency swaps was a loss of $1,869 as of June 1, 2019. The estimated net amount of the existing loss that is reported in accumulated other comprehensive loss as of June 1, 2019 that is expected to be reclassified into earnings within the next twelve months is $440. As of June 1, 2019, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of June 1, 2019:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2019	3.80%	$44,912	$(41)
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(2,348)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$6,498
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$13,531
Receive USD		5.1803%
Total			$488,712	$17,640

On March 26, 2018, we entered into interest rate swap agreements to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.312 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was a liability of $8,082 at June 1, 2019 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,450,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	June 1, 2019	June 2, 2018	June 1, 2019	June 2, 2018
Cross-currency swap contracts	$6,327	$(19)	$10,611	$(4,513)
Interest rate swap contracts	(22,770)	7,405	(38,029)	26,839

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was an asset of $1,367 at June 1, 2019, and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of June 1, 2019, we had forward foreign currency contracts maturing between June 3, 2019 and November 19, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended June 1, 2019 and June 2, 2018 were $4,415 and $5,251, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 1, 2019, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 1, 2019 and December 1, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 1,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9,392	$9,392	$-	$-
Foreign exchange contract assets	5,549	-	5,549	-
Interest rate swaps, fair value hedges	1,367	-	1,367	-
Cross-currency cash flow hedges	17,640		17,640

Liabilities:
Foreign exchange contract liabilities	$1,133	$-	$1,133	$-
Interest rate swaps, cash flow hedges	8,082	-	8,082	-

	December 1,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,436	$11,436	$-	$-
Foreign exchange contract assets	4,933	-	4,933	-
Interest rate swaps, cash flow hedges	28,924	-	28,924	-
Cross-currency cash flow hedges	739	-	739	-

Liabilities:
Foreign exchange contract liabilities	$2,156	$-	$2,156	$-
Interest rate swaps, fair value hedges	8,657	-	8,657	-

Long-term debt had an estimated fair value of $2,130,945 and $2,123,447 as of June 1, 2019 and December 1, 2018, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 14: Share Repurchase Program

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

We did not repurchase any shares during the six months ended June 1, 2019 and June 2, 2018.

Note 15: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $10,116 and $10,665 as of June 1, 2019 and December 1, 2018, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,570 and $4,784 as of June 1, 2019 and December 1, 2018, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	June 1, 2019	June 2, 2018	December 1, 2018
Lawsuits and claims settled	2	3	30
Settlement amounts	$162	$195	$3,423
Insurance payments received or expected to be received	$130	$186	$2,530

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

Note 16: Operating Segments

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

We have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2019, we realigned certain customers across operating segments. The table below provides certain information regarding net revenue and segment operating income for each of our operating segments. Prior period segment information has been recast retrospectively to reflect the realignment.

	Three Months Ended
	June 1, 2019			June 2, 2018
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$259,782	$5,334	$26,514	$266,232	$5,791	$26,782
EIMEA	165,453	9,088	8,570	182,175	5,387	10,623
Asia Pacific	71,199	1,574	5,758	74,421	2,541	5,023
Construction Adhesives	111,244	(1)	7,107	122,891	-	12,042
Engineering Adhesives	151,905	188	24,431	143,668	-	18,827
Total	$759,583		$72,380	$789,387		$73,297

	Six Months Ended
	June 1, 2019			June 2, 2018
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$501,732	$8,741	$42,208	$517,195	$10,896	$41,319
EIMEA	321,966	13,099	11,996	351,154	9,447	16,516
Asia Pacific	134,587	3,605	9,537	141,029	3,598	7,327
Construction Adhesives	193,700	(2)	3,768	221,148	(1)	12,503
Engineering Adhesives	280,533	186	39,083	271,940	-	28,438
Total	$1,432,518		$106,592	$1,502,466		$106,103

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Segment operating income	$72,380	$73,297	$106,592	$106,103
Other income, net	2,986	7,739	6,351	12,651
Interest expense	(26,940)	(28,017)	(53,747)	(55,562)
Interest income	3,023	2,794	6,076	5,835
Income before income taxes and income from equity method investments	$51,449	$55,813	$65,272	$69,027

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 1, 2018 for important background information related to our business.

Net revenue in the second quarter of 2019 decreased 3.8 percent from the second quarter of 2018. Net revenue decreased 1.4 percent due to sales volume, partially offset by a 2.3 percent increase due to favorable product pricing. Negative currency effects of 4.7 percent compared to the second quarter of 2018 were primarily driven by the weaker Euro, Chinese renminbi, Turkish lira, Argentinian peso, Brazilian real and Australian dollar compared to the U.S. dollar. Gross profit margin increased 90 basis points primarily due to favorable product pricing and lower raw material costs partially offset by higher production costs and lower sales volume.

Net revenue in the first six months of 2019 decreased 4.7 percent from the first six months of 2018. Net revenue decreased 2.6 percent due to sales volume, partially offset by a 2.6 percent increase due to favorable product pricing. Negative currency effects of 4.7 percent compared to the first six months of 2018 were primarily driven by the weaker Euro, Chinese renminbi, Turkish lira, Argentinian peso, Brazilian real, Australian dollar and Indian rupee compared to the U.S. dollar. Gross profit margin increased 80 basis points primarily due to favorable product pricing and lower raw material costs partially offset by higher production costs and lower sales volume.

Net income attributable to H.B. Fuller in the second quarter of 2019 was $36.6 million compared to $44.5 million in the second quarter of 2018. On a diluted earnings per share basis, the second quarter of 2019 was $0.70 per share compared to $0.86 per share for the second quarter of 2018.

Net income attributable to H.B. Fuller in the first six months of 2019 was $48.9 million compared to $92.1 million in the first six months of 2018. On a diluted earnings per share basis, the first six months of 2019 was $0.94 per share compared to $1.78 per share for the first six months of 2018.

Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets.  Approximately $14.0 million of the costs are expected to be cash costs. We incurred costs of $1.3 million and $2.7 million under this plan during the second quarter ended June 1, 2019 and during the six months ended June 1, 2019, respectively. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is currently expected to be completed by the end of fiscal year 2020.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$759.6	$789.4	(3.8%)	$1,432.5	$1,502.5	(4.7%)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2019 compared to the same period in 2018:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	0.9%	0.0%
Currency	(4.7%)	(4.7%)
Total	(3.8%)	(4.7%)

Organic growth was 0.9 percent in the second quarter of 2019 compared to the second quarter of 2018. The 0.9 percent organic growth in the second quarter of 2019 was driven by a 10.5 percent growth in Engineering Adhesives, 1.3 percent growth in Americas Adhesives and 0.8 percent growth in Asia Pacific, offset by an 8.7 percent decrease in Construction Adhesives and a 0.7 percent decrease in EIMEA. The increase is predominately driven by increased sales prices. The negative 4.7 percent currency impact was primarily driven by a weaker Euro, Chinese renminbi, Turkish lira, Argentinian peso, Brazilian real and Australian dollar compared to the U.S. dollar.

Organic growth was flat in the first six months of 2019 compared to the first six months of 2018. The flat organic growth in the first six months of 2019 was driven by a 7.6 percent growth in Engineering Adhesives, 0.7 percent growth in Americas Adhesives and 0.4 percent growth in Asia Pacific, offset by an 11.5 percent decrease in Construction Adhesives. Organic growth was flat for EIMEA in the first six months of 2019. The negative 4.7 percent currency impact was primarily driven by a weaker Euro, Chinese renminbi, Turkish lira, Argentinian peso, Brazilian real, Australian dollar and Indian rupee compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Raw materials	$400.8	$430.0	(6.8%)	$761.9	$825.9	(7.7%)
Other manufacturing costs	140.3	139.2	0.8%	272.2	270.9	0.5%
Cost of sales	$541.1	$569.2	(4.9%)	$1,034.1	$1,096.8	(5.7%)
Percent of net revenue	71.2%	72.1%		72.2%	73.0%

Cost of sales in the second quarter of 2019 compared to the second quarter of 2018 decreased 90 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 170 basis points in the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in product pricing and decreased raw material costs. Other manufacturing costs as a percentage of revenue increased 80 basis points in the second quarter of 2019 compared to the second quarter of 2018 primarily due to higher production costs and the impact of lower sales volume.

Cost of sales in the first six months of 2019 compared to the first six months of 2018 decreased 80 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 180 basis points in the first six months of 2019 compared to the first six months of 2018 primarily due to an increase in product pricing and decreased raw material costs. Other manufacturing costs as a percentage of revenue increased 100 basis points in the first six months of 2019 compared to the first six months of 2018 primarily due to higher production costs and the impact of lower sales volume.

Gross profit:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Gross profit	$218.5	$220.2	(0.8%)	$398.4	$405.7	(1.8%)
Percent of net revenue	28.8%	27.9%		27.8%	27.0%

Gross profit in the second quarter of 2019 decreased 0.8 percent and gross profit margin increased 90 basis points compared to the second quarter of 2018. The increase in gross profit margin was primarily due to favorable product pricing and lower raw material costs partially offset by offset by higher production costs and lower sales volume.

Gross profit in the first six months of 2019 decreased 1.8 percent and gross profit margin increased 80 basis points compared to the first six months of 2018. The increase in gross profit margin was primarily due to favorable product pricing and lower raw material costs partially offset by offset by higher production costs and lower sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
SG&A	$146.1	$146.9	(0.5%)	$291.8	$299.6	(2.6%)
Percent of net revenue	19.2%	18.6%		20.4%	19.9%

SG&A expenses for the second quarter of 2019 decreased $0.8 million, or 0.5 percent, compared to the second quarter of 2018. The decrease is primarily due to the favorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first six months of 2019 decreased $7.8 million, or 2.6 percent, compared to the first six months of 2018. The decrease is primarily due to lower integration costs and the favorable impact of foreign currency exchange rates on spending outside the U.S.

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

Other income, net:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Other income, net	$3.0	$7.7	(61.0%)	$6.4	$12.7	(49.6%)

Other income, net in the second quarter of 2019 included $3.5 million of net defined benefit pension benefits, offset by $0.3 million loss on sale of assets and $0.2 million currency transaction losses. Other income, net in the second quarter of 2018 included $3.9 million of net defined benefit pension benefits, $2.6 million of other income, $1.1 million gain on sale of assets and $0.1 million currency transaction gains.

Other income, net in the first six months of 2019 included $6.9 million of net defined benefit pension benefits and $0.4 million of other income, offset by $0.4 million loss on sale of assets and $0.5 million of currency transaction losses. Other income, net in the first six months of 2018 included $7.8 million of net defined benefit pension benefits, $3.2 million gain on sale of assets and $2.8 million of other income, offset by $1.1 million of currency transaction losses.

Interest expense:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Interest expense	$26.9	$28.0	(3.9%)	$53.7	$55.6	(3.4%)

Interest expense in the second quarter of 2019 was $26.9 million compared to $28.0 million in the second quarter of 2018. Interest expense in the second quarter of 2019 compared to the second quarter of 2018 was lower due to lower U.S. debt balances. We capitalized $0.1 million of interest expense in the second quarter of 2019 and less than $0.1 million of interest expense in the same period last year.

Interest expense in the first six months of 2019 was $53.7 million compared to $55.6 million in the first six months of 2018. Interest expense in the first six months of 2019 compared to the first six months of 2018 was lower due to lower U.S. debt balances. We capitalized $0.2 million and $0.1 million of interest expense in the first six months of 2019 and 2018, respectively.

Interest income:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Interest income	$3.0	$2.8	7.1%	$6.1	$5.8	5.2%

Interest income in the second quarter of 2019 was $3.0 million. Interest income in the second quarter of 2018 was $2.8 million.

Interest income in the first six months of 2019 was $6.1 million. Interest income in the first six months of 2018 was $5.8 million.

Income taxes:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Income taxes	$16.4	$13.5	21.5%	$19.6	$(19.1)	NMP
Effective tax rate	32.0%	24.2%		30.0%	$(27.7%)

NMP = Non-meaningful percentage

Income tax expense of $16.4 million in the second quarter of 2019 includes $1.7 million of discrete tax expense. Excluding the discrete tax expense of $1.7 million, the overall effective tax rate was 28.7 percent. Income tax expense of $13.5 million in the second quarter of 2018 included $0.4 million of discrete tax benefit. Excluding the discrete tax benefit of $0.4 million, the overall effective tax rate was 25.0 percent. The increase in the overall effective tax rate, excluding the impact of discrete items, is primarily due to the impact of certain items of U.S. Tax Reform which were not effective in 2018, but are applicable to 2019.

Income tax expense of $19.6 million in the first six months of 2019 includes $0.9 million of discrete tax expense. Excluding the discrete tax expense of $0.9 million, the overall effective tax rate was 28.6 percent. Income tax benefit of $19.1 million in the first six months of 2018 included $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $0.7 million of other discrete tax benefit. Excluding the discrete tax benefits of $36.3 million, the overall effective tax rate was 24.8 percent. The increase in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the impact of certain items of U.S. Tax Reform which were not effective in 2018, but are applicable to 2019.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Income from equity method investments	$1.6	$2.1	(23.8%)	$3.2	$4.0	(20.0%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the second quarter of 2019 and for the first six months of 2019 compared to the same period of 2018 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net income attributable to H.B. Fuller	$36.6	$44.5	(17.8%)	$48.9	$92.1	(46.9%)
Percent of net revenue	4.8%	5.6%		3.4%	6.1%

The net income attributable to H.B. Fuller for the second quarter of 2019 was $36.6 million compared to $44.5 million for the second quarter of 2018. The diluted earnings per share for the second quarter of 2019 was $0.70 per share as compared to $0.86 per share for the second quarter of 2018.

The net income attributable to H.B. Fuller for the first six months of 2019 was $48.9 million compared to $92.1 million for the first six months of 2018. The diluted earnings per share for the first six months of 2019 was $0.94 per share as compared to $1.78 per share for the first six months of 2018.

Operating Segment Results

We have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

As of the beginning of the fiscal 2019, we realigned certain customers across operating segments. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Prior period segment information has been recast retrospectively to reflect the realignment. Inter-segment revenues are recorded at cost plus a markup for administrative costs. Corporate expenses are fully allocated to each operating segment.

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	June 1, 2019		June 2, 2018		June 1, 2019		June 2, 2018
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$259.8	34%	$266.2	34%	$501.7	35%	$517.2	34%
EIMEA	165.5	22%	182.2	23%	322.0	22%	351.2	23%
Asia Pacific	71.2	9%	74.4	9%	134.6	9%	141.0	9%
Construction Adhesives	111.2	15%	122.9	16%	193.7	14%	221.2	16%
Engineering Adhesives	151.9	20%	143.7	18%	280.5	20%	271.9	18%
Total	$759.6	100%	$789.4	100%	1,432.5	100%	$1,502.5	100%

Segment Operating Income:

	Three Months Ended				Six Months Ended
	June 1, 2019		June 2, 2018		June 1, 2019		June 2, 2018
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$26.5	37%	$26.8	37%	$42.2	40%	$41.3	39%
EIMEA	8.6	12%	10.6	14%	12.0	11%	16.5	16%
Asia Pacific	5.8	8%	5.0	7%	9.5	9%	7.3	7%
Construction Adhesives	7.1	9%	12.1	16%	3.8	3%	12.5	11%
Engineering Adhesives	24.4	34%	18.8	26%	39.1	37%	28.5	27%
Total	$72.4	100%	$73.3	100%	$106.6	100%	$106.1	100%

Americas Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$259.8	$266.2	(2.4%)	$501.7	$517.2	(3.0%)
Segment operating income	$26.5	$26.8	(1.1%)	$42.2	$41.3	2.2%
Segment operating margin	10.2%	10.1%		8.4%	8.0%

The following table provides details of the Americas Adhesives net revenue variances:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	1.3%	0.7%
Currency	(3.7%)	(3.7%)
Total	(2.4%)	(3.0%)

Net revenue decreased 2.4 percent in the second quarter of 2019 compared to the second quarter of 2018. The increase in organic growth was attributable to favorable product pricing, offset by a decrease in sales volume. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Canadian dollar and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 20 basis points. Other manufacturing costs as a percentage of net revenue decreased 10 basis points. SG&A expenses as a percentage of net revenue increased 20 basis points. Segment operating income decreased 1.1 percent and segment operating margin as a percentage of net revenue increased 10 basis points compared to the second quarter of 2018.

Net revenue decreased 3.0 percent in the first six months of 2019 compared to the first six months of 2018. The increase in organic growth was attributable to favorable product pricing, offset by a decrease in sales volume. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Canadian dollar and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 100 basis points mainly due to an increase in product pricing and synergy savings achieved through acquisitions. Other manufacturing costs as a percentage of net revenue increased 60 basis points due to higher production costs and lower net revenue. Segment operating income increased 2.2 percent and segment operating margin as a percentage of net revenue increased 40 basis points compared to the first six months of 2018.

EIMEA

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$165.5	$182.2	(9.2%)	$322.0	$351.2	(8.3%)
Segment operating income	$8.6	$10.6	(18.9%)	$12.0	$16.5	(27.3%)
Segment operating margin	5.2%	5.8%		3.7%	4.7%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	(0.7%)	0.0%
Currency	(8.5%)	(8.3%)
Total	(9.2%)	(8.3%)

Net revenue decreased 9.2 percent in the second quarter of 2019 compared to the second quarter of 2018. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by favorable product pricing. The negative currency effect was primarily the result of a weaker Euro, Turkish lira and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 70 basis points due to increased product pricing and synergy savings achieved through acquisitions. Other manufacturing costs as a percentage of net revenue increased 40 basis points. SG&A expenses as a percentage of net revenue increased 90 basis points primarily due to higher restructuring plan and compensation costs. Segment operating income decreased 18.9 percent and segment operating margin decreased 60 basis points compared to the second quarter of 2018.

Net revenue decreased 8.3 percent in the first six months of 2019 compared to the first six months of 2018. The flat organic growth was attributable to favorable product pricing offset by a decrease in sales volume. The negative currency effect was primarily the result of a weaker Euro, Turkish lira, and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 60 basis points due to increased product pricing and synergy savings achieved through acquisitions. Other manufacturing costs as a percentage of net revenue increased 70 basis points primarily due to higher production and freight costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 90 basis points primarily due to higher restructuring plan and compensation costs. Segment operating income decreased 27.3 percent and segment operating margin decreased 100 basis points compared to the first six months of 2018.

Asia Pacific

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$71.2	$74.4	(4.3%)	$134.6	$141.0	(4.5%)
Segment operating income	$5.8	$5.0	16.0%	$9.5	$7.3	30.1%
Segment operating margin	8.1%	6.7%		7.1%	5.2%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	0.8%	0.4%
Currency	(5.1%)	(4.9%)
Total	(4.3%)	(4.5%)

Net revenue in the second quarter of 2019 decreased 4.3 percent compared to the second quarter of 2018. The increase in organic growth was attributable to increased sales volume and favorable product pricing. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 200 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 50 basis points. SG&A expenses as a percentage of net revenue increased 110 basis points primarily due to lower net revenue. Segment operating income increased 16.0 percent and segment operating margin increased 140 basis points compared to the second quarter of 2018.

Net revenue in the first six months of 2019 decreased 4.5 percent compared to the first six months of 2018. The increase in organic growth was attributable to favorable product pricing, partially offset by a decrease in sales volume. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 250 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 20 basis points. SG&A expenses as a percentage of net revenue increased 40 basis points. Segment operating income increased 30.1 percent and segment operating margin increased 190 basis points compared to the first six months of 2018.

Construction Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$111.2	$122.9	(9.5%)	$193.7	$221.2	(12.4%)
Segment operating (loss) income	$7.1	$12.1	(41.3%)	$3.8	$12.5	(69.6%)
Segment operating margin	6.4%	9.8%		2.0%	5.7%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	(8.7%)	(11.5%)
Currency	(0.8%)	(0.9%)
Total	(9.5%)	(12.4%)

Net revenue decreased 9.5 percent in the second quarter of 2019 compared to the second quarter of 2018. The decrease in organic growth was driven by lower sales volume primarily related to the elimination of under-performing products, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 120 basis points due to favorable product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 280 basis points primarily due to higher integration and restructuring costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 180 basis points due to lower sales volume and higher restructuring plan expenses. Segment operating income decreased $5.0 million and segment operating margin decreased 340 basis points compared to the second quarter of 2018.

Net revenue decreased 12.4 percent in the first six months of 2019 compared to the first six months of 2018. The decrease in organic growth was driven by lower sales volume primarily related to the elimination of under-performing products, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 80 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 280 basis points primarily due to higher integration and restructuring costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 170 basis points due to lower sales volume partially offset by lower restructuring plan expenses. Segment operating income decreased $8.7 million and segment operating margin decreased 370 basis points compared to first six months of 2018.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 2,	2019 vs	June 1,	June 2,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$151.9	$143.7	5.7%	$280.5	$271.9	3.2%
Segment operating income	$24.4	$18.8	29.8%	$39.1	$28.5	37.2%
Segment operating margin	16.1%	13.1%		13.9%	10.5%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended June 1, 2019	Six Months Ended June 1, 2019
	vs June 2, 2018	vs June 2, 2018
Organic growth	10.5%	7.6%
Currency	(4.8%)	(4.4%)
Total	5.7%	3.2%

Net revenue increased 5.7 percent in the second quarter of 2019 compared to the second quarter of 2018. The increase in organic growth was attributable to an increase in sales volume, partially offset by unfavorable product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi, Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 520 basis points due to favorable product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 230 basis points due to higher production costs. SG&A expenses as a percentage of net revenue decreased 10 basis points. Segment operating income increased 29.8 percent and segment operating margin increased 300 basis points compared to the second quarter of 2018.

Net revenue increased 3.2 percent in the first six months of 2019 compared to the first six months of 2018. The increase in organic growth was attributable to an increase in sales volume and favorable product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi, Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 480 basis points due to favorable product mix, increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 140 basis points due to higher production costs. Segment operating income increased 37.2 percent and segment operating margin increased 340 basis points compared to the first six months of 2018.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 1, 2019 were $100.2 million compared to $150.8 million as of December 1, 2018 and 129.2 million as of June 2, 2018. The majority of the $100.2 million in cash and cash equivalents as of June 1, 2019 was held outside the United States. Total long and short-term debt was $2,193.8 million as of June 1, 2019, $2,247.5 million as of December 1, 2018 and $ 2,405.0 million as of June 2, 2018. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 65.6 percent as of June 1, 2019 as compared to 66.1 percent as of December 1, 2018 and 68.0 percent as of June 2, 2018.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At June 1, 2019, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of June 1, 2019
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	4.2

●	TTM = Trailing 12 months

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

	June 1,	June 2,
	2019	2018
Net working capital as a percentage of annualized net revenue[1]	19.2%	19.6%
Accounts receivable DSO (in days)[2]	59	54
Inventory days on hand (in days)[3]	67	68
Free cash flow after dividends[4]	$29.1	$(26.2)
Total debt to total capital ratio[5]	65.5%	68.0%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Six Months Ended
($ in millions)	June 1, 2019	June 2, 2018
Net cash provided by operating activities	$77.3	$22.4
Less: Purchased property, plant and equipment	32.2	33.2
Less: Dividends paid	16.0	15.4
Free cash flow after dividends	29.1	(26.2)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	June 1,	June 2,
($ in millions)	2019	2018
Net cash provided by (used in) operating activities	$77.3	$22.4

Net income including non-controlling interest was $48.9 million in the first six months of 2019 compared to $92.1 million in the first six months of 2018. Depreciation and amortization expense totaled $71.8 million in the first six months of 2019 compared to $72.7 million in the first six months of 2018. Deferred income taxes was a use of cash of $21.9 million in 2019 compared to $48.4 million in the first six months of 2018. The higher use of cash in the first six months of 2018 was due to the impact of U.S. Tax Reform. Accrued compensation was a use of cash of $17.8 million in 2019 compared to $18.0 million last year related to lower payouts for our employee incentive plans in the current year. Other assets was a use of cash of $21.4 million in the six months ending June 1, 2019 compared to $49.2 million in the same period last year. Other liabilities was a use of cash of $1.5 million in the first six months of 2019 compared to a source of cash of $0.2 million in the first six months of 2018.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $20.6 million compared to $58.4 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	June 1,	June 2,
($ in millions)	2019	2018
Trade receivables, net	$(23.7)	$(12.5)
Inventory	(22.8)	(53.6)
Trade payables	25.9	7.7
Total cash flow impact	$(20.6)	$(58.4)

●

Trade Receivables, net – Trade receivables, net was a use of cash of $23.7 million and $12.5 million in 2019 and 2018, respectively. The higher use of cash in 2019 compared to 2018 was due to more cash collected on trade receivables in the prior year compared to the current year. The DSO were 59 days at June 1, 2019 and 54 days at June 2, 2018.

●

Inventory – Inventory was a use of cash of $22.8 million and $53.6 million in 2019 and 2018, respectively. The lower use of cash in 2019 is due to higher raw material costs and increasing inventory levels in 2018 to maintain service levels while integrating our acquisitions in 2018. Inventory days on hand were 67 days as of June 1, 2019 and 68 days as of June 2, 2018.

●

Trade Payables – For the first six months of 2019, trade payables was a source of cash of $25.9 million and $7.7 million in 2018. The higher source of cash in 2018 compared to 2019 reflects higher payments on trade payables in the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	June 1,	June 2,
($ in millions)	2019	2018
Net cash used in investing activities	$(42.0)	$(30.5)

Purchases of property, plant and equipment were $32.2 million during the six months ended June 1, 2019 as compared to $33.2 million for the same period of 2018.

Cash Flows from Financing Activities:

	Six Months Ended
	June 1,	June 2,
($ in millions)	2019	2018
Net cash used in financing activities	$(86.6)	$(57.3)

Repayments of long-term debt were $70.0 million in the first six months ended June 1, 2019 and $25.8 million in the first six months ended June 2, 2018. Net proceeds of notes payable were $4.1 million in 2019 compared to net payments of $14.0 million in 2018. Cash dividends paid were $16.0 million in 2019 compared to $15.4 million in 2018. Repurchases of common stock were $2.8 million in the six months ended June 1, 2019 compared to $4.5 million in the same period of 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 1, 2018 for further discussion of these market risks.  There have been no material changes in the reported market risk of the Company since December 1, 2018.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 1, 2019.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of June 1, 2019, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of June 1, 2019, we had reserved $10.1 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.6 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in millions)	June 1, 2019	June 2, 2018	December 1, 2018
Lawsuits and claims settled	2	3	30
Settlement amounts	$0.2	$0.2	$3.4
Insurance payments received or expected to be received	$0.1	$0.2	$2.5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended June 1, 2019 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

March 3, 2019 - April 6, 2019	637	$49.14	$187,170

April 7, 2019 - May 4, 2019	543	$47.36	$187,170

May 5, 2019 - June 1, 2019	1,566	$43.89	$187,170

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

Item 6. Exhibits

10.1	Second Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)
31.1	Form of 302 Certification –James J. Owens
31.2	Form of 302 Certification –John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 28, 2019	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Second Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.