Form 10-Q
period 2019-08-31
FULLER H B CO
filed 2019-09-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 50,981,502 as of September 20, 2019.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Net revenue	$725,376	$770,107	$2,157,894	$2,272,573
Cost of sales	(518,055)	(555,077)	(1,552,189)	(1,651,844)
Gross profit	207,321	215,030	605,705	620,729
Selling, general and administrative expenses	(140,615)	(147,739)	(432,407)	(447,335)
Other income, net	22,762	2,469	29,113	15,120
Interest expense	(25,607)	(27,858)	(79,354)	(83,420)
Interest income	3,115	2,934	9,191	8,769
Income before income taxes and income from equity method investments	66,976	44,836	132,248	113,863
Income taxes	(19,321)	(9,300)	(38,902)	9,844
Income from equity method investments	2,075	2,200	5,273	6,160
Net income including non-controlling interest	49,730	37,736	98,619	129,867
Net income attributable to non-controlling interest	(12)	(6)	(16)	(4)
Net income attributable to H.B. Fuller	$49,718	$37,730	$98,603	$129,863

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.98	0.75	1.94	2.57
Diluted	0.97	0.72	1.90	2.50

Weighted-average common shares outstanding:
Basic	50,939	50,632	50,864	50,551
Diluted	51,502	52,138	51,836	51,961

Dividends declared per common share	$0.160	$0.155	$0.475	$0.460

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Net income including non-controlling interest	$49,730	$37,736	$98,619	$129,867
Other comprehensive loss
Foreign currency translation	(30,612)	(36,814)	(52,230)	(56,116)
Defined benefit pension plans adjustment, net of tax	1,470	1,638	4,432	4,958
Interest rate swaps, net of tax	(11,254)	(1,441)	(39,776)	19,095
Cash flow hedges, net of tax	2,417	(1,215)	12,605	(8,068)
Other comprehensive loss	(37,979)	(37,832)	(74,969)	(40,131)
Comprehensive income (loss)	11,751	(96)	23,650	89,736
Less: Comprehensive income (loss) attributable to non-controlling interest	13	(1)	19	(21)
Comprehensive income (loss) attributable to H.B. Fuller	$11,738	$(95)	$23,631	$89,757

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

(Unaudited)

	August 31,	December 1,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$119,776	$150,793
Trade receivables (net of allowances of $12,918 and $14,017, as of August 31, 2019 and December 1, 2018, respectively)	485,688	495,008
Inventories	373,609	348,461
Other current assets	101,817	95,657
Total current assets	1,080,890	1,089,919

Property, plant and equipment	1,318,421	1,303,590
Accumulated depreciation	(704,045)	(667,041)
Property, plant and equipment, net	614,376	636,549

Goodwill	1,272,165	1,305,171
Other intangibles, net	812,985	908,151
Other assets	252,267	236,524
Total assets	$4,032,683	$4,176,314

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$16,786	$14,770
Current maturities of long-term debt	-	91,225
Trade payables	272,554	273,378
Accrued compensation	66,836	78,384
Income taxes payable	32,170	12,578
Other accrued expenses	69,241	75,788
Total current liabilities	457,587	546,123

Long-term debt, excluding current maturities	2,080,336	2,141,532
Accrued pension liabilities	68,755	70,680
Other liabilities	249,986	264,768
Total liabilities	2,856,664	3,023,103

Commitments and contingencies (Note 15)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 50,953,845 and 50,732,796, as of August 31, 2019 and December 1, 2018, respectively	50,954	50,733
Additional paid-in capital	119,306	95,940
Retained earnings	1,360,463	1,286,289
Accumulated other comprehensive loss	(355,124)	(280,152)
Total H.B. Fuller stockholders' equity	1,175,599	1,152,810
Non-controlling interest	420	401
Total equity	1,176,019	1,153,211
Total liabilities, non-controlling interest and total equity	$4,032,683	$4,176,314

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	50,884	100,573	1,290,571	(268,335)	411	1,174,104
Comprehensive income	-	-	36,641	(48,809)	(4)	(12,172)
Dividends	-	-	(8,228)	-	-	(8,228)
Stock option exercises	25	746	-	-	-	771
Share-based compensation plans other, net	11	8,627	-	-	-	8,638
Repurchases of common stock	(3)	(121)	-	-	-	(124)
Balance at June 1, 2019	50,917	109,825	1,318,984	(317,144)	407	1,162,989
Comprehensive income	-	-	49,718	(37,980)	13	11,751
Dividends	-	-	(8,239)	-	-	(8,239)
Stock option exercises	26	627	-	-	-	653
Share-based compensation plans other, net	13	8,967	-	-	-	8,980
Repurchases of common stock	(2)	(113)	-	-	-	(115)
Balance at August 31, 2019	$50,954	$119,306	$1,360,463	$(355,124)	$420	$1,176,019

H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 2, 2017	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	47,682	32,239	(28)	79,893
Dividends	-	-	(7,649)	-	-	(7,649)
Stock option exercises	27	735	-	-	-	762
Share-based compensation plans other, net	180	6,450	-	-	-	6,630
Repurchases of common stock	(63)	(3,205)	-	-	-	(3,268)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at March 3, 2018	50,533	78,642	1,185,402	(186,757)	365	1,128,185
Comprehensive income	-	-	44,451	(34,520)	8	9,939
Dividends	-	-	(7,837)	-	-	(7,837)
Stock option exercises	53	1,572	-	-	-	1,625
Share-based compensation plans other, net	19	7,288	-	-	-	7,307
Repurchases of common stock	(26)	(1,235)	-	-	-	(1,261)
Balance at June 2, 2018	50,579	86,267	1,222,016	(221,277)	373	1,137,958
Comprehensive income	-	-	37,730	(37,825)	(1)	(96)
Dividends	-	-	(7,928)	-	-	(7,928)
Stock option exercises	88	2,753	-	-	-	2,841
Share-based compensation plans other, net	21	2,999	-	-	-	3,020
Repurchases of common stock	(1)	(23)	-	-	-	(24)
Balance at September 1, 2018	$50,687	$91,996	$1,251,818	$(259,102)	$372	$1,135,771

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2019	September 1, 2018
Cash flows from operating activities:
Net income including non-controlling interest	$98,619	$129,867
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	50,269	51,527
Amortization	56,269	57,635
Deferred income taxes	(36,831)	(51,703)
Income from equity method investments, net of dividends received	1,743	(1,182)
Gain on sale of assets	(19,964)	(3,145)
Share-based compensation	20,170	15,439
Gain on mark to market adjustment related to contingent consideration liability	-	(2,323)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(15,674)	(15,087)
Inventories	(17,704)	(60,188)
Other assets	(31,853)	(47,544)
Trade payables	2,246	3,789
Accrued compensation	(10,173)	(6,213)
Other accrued expenses	7,936	(20,944)
Income taxes payable	23,587	17,892
Accrued / prepaid pensions	(7,548)	(7,209)
Other liabilities	10,636	(566)
Other	28,520	46,771
Net cash provided by operating activities	160,248	106,816

Cash flows from investing activities:
Purchased property, plant and equipment	(47,023)	(46,520)
Purchased businesses, net of cash acquired	(8,042)	2,389
Purchased business remaining equity	(9,870)	-
Proceeds from sale of property, plant and equipment	5,314	2,178
Proceeds from sale of business	70,293	-
Cash received from government grant	9,045	-
Cash payments related to government grant	(1,120)	-
Net cash provided by (used in) investing activities	18,597	(41,953)

Cash flows from financing activities:
Repayment of long-term debt	(173,500)	(70,750)
Net payment of notes payable	2,667	(9,849)
Dividends paid	(24,181)	(23,263)
Contingent consideration payment	(3,610)	-
Proceeds from stock options exercised	2,495	5,228
Repurchases of common stock	(2,922)	(4,553)
Net cash used in financing activities	(199,051)	(103,187)

Effect of exchange rate changes on cash and cash equivalents	(10,811)	(5,990)

Net change in cash and cash equivalents	(31,017)	(44,314)
Cash and cash equivalents at beginning of period	150,793	194,398
Cash and cash equivalents at end of period	$119,776	$150,084

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$248	$151
Cash paid for interest, net of amount capitalized of $328 and $227 for the periods ended August 31, 2019 and September 1, 2018, respectively	$86,260	$84,189
Cash paid for income taxes, net of refunds	$24,432	$27,492

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

Change in Accounting Principle – Net Periodic Defined Benefit Pension and Postretirement Benefit Costs

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The classification requirements of this ASU are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. We adopted this ASU during the quarter ended March 2, 2019. As a result of adoption, the components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are now presented as non-operating expenses for all periods presented. Service cost remains in operating expenses. As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Condensed Consolidated Statement of Income for the three and nine months ended September 1, 2018 were adjusted as follows:

	Three Months Ended September 1, 2018
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(552,903)	$(2,174)	$(555,077)
Gross profit	217,204	(2,174)	215,030
Selling, general and administrative expenses	(146,069)	(1,670)	(147,739)
Other income (expense), net	(1,375)	3,844	2,469

Net income including non-controlling interests	37,736	-	37,736

Net income attributable to H.B. Fuller	37,730	-	37,730
Basic	$0.75	$-	$0.75

Diluted	0.72	-	0.72

	Nine Months Ended September 1, 2018
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(1,645,279)	$(6,565)	$(1,651,844)
Gross profit	627,294	(6,565)	620,729
Selling, general and administrative expenses	(442,288)	(5,047)	(447,335)
Other income, net	3,508	11,612	15,120

Net income including non-controlling interests	129,867	-	129,867

Net income attributable to H.B. Fuller	129,863	-	129,863
Basic	$2.57	$-	$2.57

Diluted	2.50	-	2.50

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

Note 2: Acquisition and Divestiture

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The initial purchase price of $7,914 was funded through existing cash. Contingent consideration of up to $3,400 is expected to be paid related to financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. During the three months ended August 31, 2019, we paid a purchase price adjustment of $128 resulting in a preliminary purchase price of $13,608. The acquisition fair value measurement was preliminary as of August 31, 2019, which includes goodwill of $507, customer relationship intangible of $8,800, and additional acquired assets of $4,301. Goodwill is deductible for tax purposes. Ramapo and the related goodwill are reported in our Americas Adhesives operating segment.

Dalton Holdings, LLC

In June 2019, the Company entered into a definitive agreement for the sale of Dalton Holdings, LLC (“Dalton Holdings”), which primarily manufactures surfactants and thickeners, within the Americas Adhesives segment. The sale was completed on July 1, 2019 resulting in a pre-tax gain on sale of $16,551, which is recorded in other income, net in the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2019.

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company, and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Nine Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Cost of sales	$287	$1,939	$1,281	$3,127
Selling, general and administrative	2,615	864	4,358	2,829
	$2,902	$2,803	$5,639	$5,956

The following table summarizes the pre-tax impact of restructuring charges by segment:

	Three Months Ended		Nine Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Americas Adhesives	$636	$602	$975	$1,458
EIMEA	1,496	478	2,341	1,003
Asia Pacific	143	3	190	6
Construction Adhesives	370	1,748	1,468	3,102
Engineering Adhesives	257	(28)	665	387
	$2,902	$2,803	$5,639	$5,956

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 2, 2017	$1,486	$-	$20	$1,506
Expenses incurred	6,223	2,353	305	8,881
Non-cash charges	-	(1,666)	-	(1,666)
Cash payments	(3,395)	(687)	(325)	(4,407)
Foreign currency translation	(58)	-	-	(58)
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	2,823	961	1,855	5,639
Cash payments	(2,156)	(961)	(1,122)	(4,239)
Foreign currency translation	(94)	-	-	(94)
Balance at August 31, 2019	$4,829	$-	$733	$5,562

Restructuring liabilities have been classified as a component of other accrued expenses in the Condensed Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 31,	December 1,
	2019	2018
Raw materials	$171,786	$169,228
Finished goods	201,823	179,233
Total inventories	$373,609	$348,461

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the nine months ended August 31, 2019 is presented below:

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Balance at December 1, 2018	$339,800	$155,552	$21,428	$310,720	$477,671	$1,305,171
Acquisition	507	-	-	-	-	507
Divestiture	(15,757)	-	-	-	-	(15,757)
Currency impact	(2,059)	(6,872)	(79)	234	(8,980)	(17,756)
Balance at August 31, 2019	$322,491	$148,680	$21,349	$310,954	$468,691	$1,272,165

As discussed in Note 16, as of the beginning of fiscal 2019, we realigned certain customers across operating segments. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 31, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$112,680	$910,817	$63,480	$27,640	$1,114,617
Accumulated amortization	(43,881)	(210,835)	(24,698)	(22,697)	(302,111)
Net identifiable intangibles	$68,799	$699,982	$38,782	$4,943	$812,506

	December 1, 2018
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$118,930	$953,929	$65,975	$33,550	$1,172,384
Accumulated amortization	(41,503)	(175,318)	(21,573)	(26,332)	(264,726)
Net identifiable intangibles	$77,427	$778,611	$44,402	$7,218	$907,658

Amortization expense with respect to amortizable intangible assets was $18,079 and $19,116 for the three months ended August 31, 2019 and September 1, 2018, respectively, and $56,269 and $57,635 for the nine months ended August 31, 2019 and September 1, 2018, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Amortization Expense	$18,151	$68,078	$66,530	$65,251	$62,492	$532,004

Non-amortizable intangible assets as of August 31, 2019 and December 1, 2018 are $479 and $493, respectively and are related to trademarks and trade names.

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine months ended August 31, 2019 and September 1, 2018 was calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019			September 1, 2018
Expected life (in years)	4.75	4.75	4.75			4.75
Weighted-average expected volatility	23.88%	23.36%	24.26%			23.30%
Expected volatility	23.88%	23.36%	23.88%	-	24.76%	23.18%	-	23.58%
Risk-free interest rate	1.68%	2.72%	1.68%	-	2.55%	2.38%	-	2.90%
Weighted-average expected dividend yield	1.38%	1.16%	1.40%			1.14%
Expected dividend yield range	1.38%	1.16%	1.26%	-	1.45%	1.12%	-	1.24%
Weighted-average fair value of grants	$9.12	$11.75	$9.80			$11.38

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

Total share-based compensation expense was $5,998 and $5,005 for the three months ended August 31, 2019 and September 1, 2018, respectively and $21,657 and $15,439 for the nine months ended August 31, 2019 and September 1, 2018, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of August 31, 2019, there was $7,493 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.0 years. Unrecognized compensation costs related to unvested restricted stock units was $9,106, which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Activity

The stock option activity for the nine months ended August 31, 2019 is presented below:

		Average
	Options	Exercise Price
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	962,130	45.47
Exercised	(96,740)	25.79
Forfeited or cancelled	(30,036)	48.73
Outstanding at August 31, 2019	5,301,460	$45.18

The fair value of options granted during the three months ended August 31, 2019 and September 1, 2018 was $12 and $180, respectively. Total intrinsic value of options exercised during the three months ended August 31, 2019 and September 1, 2018 was $806 and $2,066, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the nine months ended August 31, 2019 and September 1, 2018 was $9,426 and $9,217, respectively. Total intrinsic value of options exercised during the nine months ended August 31, 2019 and September 1, 2018 was $2,187 and $3,876, respectively.

Proceeds received from option exercises during the three months ended August 31, 2019 and September 1, 2018 were $658 and $2,841, respectively and $2,495 and $5,228 during the nine months ended August 31, 2019 and September 1, 2018.

Restricted Stock Activity

The nonvested restricted stock activity for the nine months ended August 31, 2019 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 1, 2018	414,353	$47.45	1.0
Granted	288,719	44.16	2.4
Vested	(190,324)	45.40	-
Forfeited	(28,838)	40.56	0.6
Nonvested at August 31, 2019	483,910	$46.70	1.0

Total fair value of restricted stock vested during the three months ended August 31, 2019 and September 1, 2018 was $360 and $278, respectively. Total fair value of restricted stock vested during the nine months ended August 31, 2019 and September 1, 2018 was $8,641 and $8,755, respectively. The total fair value of nonvested restricted stock at August 31, 2019 was $22,600.

We repurchased 2,479 and 1,945 restricted stock shares during the three months ended August 31, 2019 and September 1, 2018, respectively, and repurchased 63,152 and 68,881 restricted stock shares during the nine months ended August 31, 2019 and September 1, 2018, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the nine months ended August 31, 2019 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	16,900	8,495	25,395
Company match contributions	23,194	850	24,044
Payouts	-	(4,651)	(4,651)
Units outstanding August 31, 2019	519,881	34,429	554,310

Deferred compensation units are fully vested at the date of contribution.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 31, 2019 and September 1, 2018
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2019	2018	2019	2018	2019	2018
Service cost	$1	$14	$557	$566	$24	$43
Interest cost	3,673	3,419	1,154	1,141	387	371
Expected return on assets	(6,326)	(6,541)	(2,517)	(2,710)	(1,752)	(1,724)
Amortization:
Prior service cost (benefit)	3	7	16	(1)	-	-
Actuarial loss	1,169	1,476	772	710	8	15
Net periodic benefit	$(1,480)	$(1,625)	$(18)	$(294)	$(1,333)	$(1,295)

	Nine Months Ended August 31, 2019 and September 1, 2018
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2019	2018	2019	2018	2019	2018
Service cost	$3	$42	$1,687	$1,746	$73	$129
Interest cost	7,346	10,257	3,527	3,526	1,162	1,113
Expected return on assets	(12,652)	(19,623)	(7,710)	(8,385)	(5,259)	(5,172)
Amortization:
Prior service cost (benefit)	10	21	48	(3)	-	-
Actuarial loss	3,507	4,428	2,347	2,191	25	45
Net periodic benefit	$(1,786)	$(4,875)	$(101)	$(925)	$(3,999)	$(3,885)

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

We record shipping and handling revenue in net revenues and outbound shipping and handling costs in cost of goods sold. The majority of our shipping and handling activities are performed prior to transfer of control of the goods to the customer. For those arrangements where we provide shipping and handling services after control of the goods has transferred to the customer, we have elected the practical expedient allowed under ASC 606 to account for these activities as a fulfillment cost rather than as a separate performance obligation. Election of this practical expedient resulted in an increase in the balance of retained earnings of $1,776 at the beginning of fiscal 2019. Based on an analysis of the financial statement line items affected in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are not material. As a result, for the three and nine months ended August 31, 2019, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of this ASU as compared with the guidance that was in effect before the change.

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

Disaggregated Revenue Information

We view the following disaggregation of revenue by product type as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 31, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$73,501	$58,761	$16,942	$-	$-	$149,204
Hygiene	33,991	43,161	26,321	-	-	103,473
Packaging	70,480	30,255	14,005	-	-	114,740
Paper and other	81,659	22,101	8,254	-	-	112,014
Construction	-	-	-	107,918	-	107,918
Engineering	-	-	-	-	138,027	138,027
	$259,631	$154,278	$65,522	$107,918	$138,027	$725,376

	Three Months Ended September 1, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$73,237	$67,354	$17,316	$-	$-	$157,907
Hygiene	34,781	46,677	25,354	-	-	106,812
Packaging	73,636	33,217	14,287	-	-	121,140
Paper and other	87,082	24,257	9,003	-	-	120,342
Construction	-	-	-	123,977	-	123,977
Engineering	-	-	-	-	139,929	139,929
	$268,736	$171,505	$65,960	$123,977	$139,929	$770,107

	Nine Months Ended August 31, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$203,345	$185,550	$49,834	$-	$-	$438,729
Hygiene	95,215	131,155	82,107	-	-	308,477
Packaging	212,785	93,764	41,143	-	-	347,692
Paper and other	250,018	65,775	27,025	-	-	342,818
Construction	-	-	-	301,618	-	301,618
Engineering	-	-	-	-	418,560	418,560
	$761,363	$476,244	$200,109	$301,618	$418,560	$2,157,894

	Nine Months Ended September 1, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$215,954	$204,641	$50,878	$-	$-	$471,473
Hygiene	95,975	143,495	83,767	-	-	323,237
Packaging	213,177	101,188	41,613	-	-	355,978
Paper and other	260,825	73,334	30,732	-	-	364,891
Construction	-	-	-	345,125	-	345,125
Engineering	-	-	-	-	411,869	411,869
	$785,931	$522,658	$206,990	$345,125	$411,869	$2,272,573

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 31, 2019				Three Months Ended September 1, 2018
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$49,718	$12	-	-	$37,730	$6
Foreign currency translation adjustment¹	$(30,613)	-	(30,613)	1	$(36,807)	-	(36,807)	(7)
Defined benefit pension plans adjustment²	1,970	$(500)	1,470	-	2,207	$(569)	1,638	-
Interest rate swap³	(15,006)	3,752	(11,254)	-	(1,921)	480	(1,441)	-
Cash flow hedges³	2,532	(115)	2,417	-	(1,093)	(122)	(1,215)	-
Other comprehensive income (loss)	$(41,117)	$3,137	(37,980)	1	$(37,614)	$(211)	(37,825)	(7)
Comprehensive income (loss)			$11,738	$13			$(95)	$(1)

	Nine Months Ended August 31, 2019				Nine Months Ended September 1, 2018
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interests	-	-	$98,603	$16	-	-	$129,863	$4
Foreign currency translation adjustment¹	$(52,233)	-	(52,233)	3	$(56,091)	-	(56,091)	(25)
Reclassification to earnings:
Defined benefit pension plans adjustment²	5,938	$(1,506)	4,432	-	6,683	$(1,725)	4,958	-
Interest rate swap³	(53,035)	13,259	(39,776)	-	24,918	(5,823)	19,095	-
Cash flow hedges³	13,143	(538)	12,605	-	(5,606)	(2,462)	(8,068)	-
Other comprehensive income (loss)	$(86,187)	$11,215	(74,972)	3	$(30,096)	$(10,010)	(40,106)	(25)
Comprehensive income (loss)			$23,631	$19			$89,757	$(21)

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	August 31, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(179,633)	$(179,539)	$(94)
Defined benefit pension plans adjustment, net of taxes of $74,077	(139,709)	(139,709)	-
Interest rate swap, net of taxes of $6,028	(18,083)	(18,083)	-
Cash flow hedges, net of taxes of $50	548	548	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(355,218)	$(355,124)	$(94)

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Interest rate swap, net of taxes of $(7,231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(280,243)	$(280,152)	$(91)

Note 10: Income Taxes

As of  August 31, 2019, we had a liability of $8,998 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,420 as of December 1, 2018. As of August 31, 2019, we had accrued $874 of gross interest relating to unrecognized tax benefits. For the nine months ended August 31, 2019, our recorded liability for gross unrecognized tax benefits increased by $578.

On September 28, 2018, the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019, a public referendum was held in Switzerland that approved the federal reform proposals and subsequently announced the TRAF will become effective on January 1, 2020.  As TRAF was not enacted as of August 31, 2019, we have not reflected the financial impacts in our Consolidated Financial Statements during the nine months ended August 31, 2019.  The Canton of Zurich, where we operate, voted and passed their legislation on September 1, 2019.  Accordingly, we will record the combined financial impact of both the federal and cantonal components of Swiss Tax Reform during the fourth quarter of 2019.

Note 11: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 31,	September 1,	August 31,	September 1,
(Shares in thousands)	2019	2018	2019	2018
Weighted-average common shares - basic	50,939	50,632	50,864	50,551
Equivalent shares from share-based compensations plans	563	1,506	972	1,410
Weighted-average common and common equivalent shares - diluted	51,502	52,138	51,836	51,961

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

Share-based compensation awards for 13,429 and 1,558,690 shares for the three months ended August 31, 2019 and September 1, 2018, respectively, and 152,999 and 2,423,367 shares for the nine months ended August 31, 2019 and September 1, 2018, respectively, were excluded from the diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of August 31, 2019, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022; 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2020; and 3) one cross-currency swap agreement effective October 7, 2015, to convert a notional amount of $44,912 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2019.

As of August 31, 2019, the combined fair value of the swaps was an asset of $28,024 and was included in other assets in the Condensed Consolidated Balance Sheets.  The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Condensed Consolidated Statements of Income.  In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive loss related to cross-currency swaps was a gain of $548 as of August 31, 2019. The estimated net amount of the existing gain that is reported in accumulated other comprehensive loss as of August 31, 2019 that is expected to be reclassified into earnings within the next twelve months is $548. As of August 31, 2019, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of August 31, 2019:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2019	3.80%	$44,912	$905
Receive USD		5.0530%

Pay EUR	2020	1.95%	$42,600	$(1,466)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$9,234
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$19,351
Receive USD		5.1803%

Total			$488,712	$28,024

On March 26, 2018, we entered into interest rate swap agreements to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.312 percent. On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was a liability of $24,939 at August 31, 2019 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,450,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018
Cross-currency swap contracts	$2,532	$(1,093)	$13,143	$(5,606)
Interest rate swap contracts	(15,006)	(1,921)	(53,035)	24,918

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was an asset of $8,857 at August 31, 2019, and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of August 31, 2019, we had forward foreign currency contracts maturing between September 3, 2019 and November 20, 2019. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate. The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 31, 2019 and September 1, 2018 were $3,996 and $10,520, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 31, 2019, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2019 and December 1, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 31,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,321	$7,321	$-	$-
Foreign exchange contract assets	6,182	-	6,182	-
Interest rate swaps, fair value hedges	8,857	-	8,857	-
Cross-currency cash flow hedges	28,024	-	28,024	-

Liabilities:
Foreign exchange contract liabilities	$2,186	$-	$2,186	$-
Interest rate swaps, cash flow hedges	24,939	-	24,939	-

	December 1,	Fair Value Measurements Using:
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,436	$11,436	$-	$-
Foreign exchange contract assets	4,933	-	4,933	-
Interest rate swaps, cash flow hedges	28,924	-	28,924	-
Cross-currency cash flow hedges	739	-	739	-

Liabilities:
Foreign exchange contract liabilities	$2,156	$-	$2,156	$-
Interest rate swaps, fair value hedges	8,657	-	8,657	-

Long-term debt had an estimated fair value of $2,091,560 and $2,123,447 as of August 31, 2019 and December 1, 2018, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

We did not repurchase any shares during the nine months ended August 31, 2019 and September 1, 2018.

Note 15: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $8,661 and $10,665 as of August 31, 2019 and December 1, 2018, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,264 and $4,784 as of August 31, 2019 and December 1, 2018, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 31, 2019	September 1, 2018	December 1, 2018
Lawsuits and claims settled	5	7	30
Settlement amounts	$232	$334	$3,423
Insurance payments received or expected to be received	$177	$281	$2,530

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

	Three Months Ended
	August 31, 2019			September 1, 2018
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$259,758	$4,426	$28,263	$268,736	$4,595	$31,474
EIMEA	154,278	10,467	6,458	171,505	5,255	6,199
Asia Pacific	65,624	528	6,114	65,960	1,435	3,677
Construction Adhesives	107,920	2	7,380	123,977	(3)	11,907
Engineering Adhesives	137,796	-	18,491	139,929	-	14,034
Total	$725,376		$66,706	$770,107		$67,291

	Nine Months Ended
	August 31, 2019			September 1, 2018
		Inter-	Segment		Inter-	Segment
	Trade	Segment	Operating	Trade	Segment	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income
Americas Adhesives	$761,408	$13,166	$70,472	$785,931	$15,491	$72,793
EIMEA	476,244	23,566	18,454	522,658	14,702	22,714
Asia Pacific	200,109	4,133	15,651	206,990	5,032	11,005
Construction Adhesives	301,619	-	11,148	345,125	(4)	24,410
Engineering Adhesives	418,514	-	57,573	411,869	-	42,472
Total	$2,157,894		$173,298	$2,272,573		$173,394

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Segment operating income	$66,706	$67,291	$173,298	$173,394
Other income, net	22,762	2,469	29,113	15,120
Interest expense	(25,607)	(27,858)	(79,354)	(83,420)
Interest income	3,115	2,934	9,191	8,769
Income before income taxes and income from equity method investments	$66,976	$44,836	$132,248	$113,863

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 1, 2018 for important background information related to our business.

Net revenue in the third quarter of 2019 decreased 5.8 percent from the third quarter of 2018. Net revenue decreased 2.7 percent due to sales volume, 0.6 percent due to unfavorable product pricing and 0.6 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 1.9 percent compared to the third quarter of 2018 were primarily driven by the weaker Euro, Chinese renminbi, Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar. Gross profit margin increased 70 basis points primarily due to lower material costs partially offset by lower sales volume.

Net revenue in the first nine months of 2019 decreased 5.1 percent from the first nine months of 2018. Net revenue decreased 2.7 percent due to sales volume and 0.2 percent due to the divestiture of our surfactants and thickeners business, partially offset by a 1.5 percent increase due to favorable product pricing. Negative currency effects of 3.7 percent compared to the first nine months of 2018 were primarily driven by the weaker Chinese renminbi, Argentinian peso, Turkish lira, Euro, Brazilian real and Australian dollar compared to the U.S. dollar. Gross profit margin increased 80 basis points primarily due to favorable product pricing and lower material costs partially offset by lower sales volume.

Net income attributable to H.B. Fuller in the third quarter of 2019 was $49.7 million compared to $37.7 million in the third quarter of 2018. On a diluted earnings per share basis, the third quarter of 2019 was $0.97 per share compared to $0.72 per share for the third quarter of 2018.

Net income attributable to H.B. Fuller in the first nine months of 2019 was $98.6 million compared to $129.9 million in the first nine months of 2018. On a diluted earnings per share basis, the first nine months of 2019 was $1.90 per share compared to $2.50 per share for the first nine months of 2018.

Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we expect to incur costs of approximately $20.0 million, which includes (i) cash expenditures of approximately $12.0 million for severance and related employee costs globally and (ii) other costs of approximately $8.0 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets.  Approximately $14.0 million of the costs are expected to be cash costs. We incurred costs of $0.3 million and $2.7 million under this plan during the third quarter ended August 31, 2019 and during the nine months ended August 31, 2019, respectively. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is currently expected to be completed by the end of fiscal year 2020.

Results of Operations

Net revenue:

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Net revenue	$725.4	$770.1	(5.8%	)	$2,157.9	$2,272.6	(5.1%	)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2019 compared to the same period in 2018:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	(3.3%	)	(1.2%	)
M&A	(0.6%	)	(0.2%	)
Currency	(1.9%	)	(3.7%	)
Total	(5.8%	)	(5.1%	)

Organic growth was a negative 3.3 percent in the third quarter of 2019 compared to the third quarter of 2018.  The 3.3 percent negative organic growth in the third quarter of 2019 was driven by a 12.4 percent decrease in Construction Adhesives and a 7.3 percent decrease in EIMEA, offset by 1.0 percent growth in Asia Pacific, 0.9 percent growth in Engineering Adhesives and 0.1 percent growth in Americas Adhesives. The decrease is predominately driven by a decrease in sales volume. There was a 0.6 percent decrease due to the divestiture of our surfactants and thickeners business during the three months ended August 31, 2019. The negative 1.9 percent currency impact was primarily driven by a weaker Euro, Chinese renminbi, Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Organic growth was a negative 1.2 percent in the first nine months of 2019 compared to the first nine months of 2018. The 1.2 percent negative organic growth in the first nine months of 2019 was driven by an 11.8 percent decrease in Construction Adhesives and a 2.4 percent decrease in EIMEA, offset by 5.3 percent growth in Engineering Adhesives, 0.6 percent growth in Asia Pacific and 0.5 percent growth in Americas Adhesives. The decrease is predominately driven by a decrease in sales volume. There was a 0.2 percent decrease due to the divestiture of our surfactants and thickeners business during the nine months ended August 31, 2019. The negative 3.7 percent currency impact was primarily driven by a weaker Chinese renminbi, Argentinian peso, Turkish lira, Euro, Brazilian real and Australian dollar compared to the U.S. dollar.

Cost of sales:

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Raw materials	$382.5	$416.4	(8.1%	)	$1,144.4	$1,242.3	(7.9%	)
Other manufacturing costs	135.6	138.7	(2.2%	)	407.8	409.5	(0.4%	)
Cost of sales	$518.1	$555.1	(6.7%	)	$1,552.2	$1,651.8	(6.0%	)
Percent of net revenue	71.4%	72.1%			71.9%	72.7%

Cost of sales in the third quarter of 2019 compared to the third quarter of 2018 decreased 70 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 140 basis points in the third quarter of 2019 compared to the third quarter of 2018 primarily due to decreased raw material costs. Other manufacturing costs as a percentage of revenue increased 70 basis points in the third quarter of 2019 compared to the third quarter of 2018 primarily due to the impact of lower sales volume.

Cost of sales in the first nine months of 2019 compared to the first nine months of 2018 decreased 80 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 170 basis points in the first nine months of 2019 compared to the first nine months of 2018 primarily due to an increase in product pricing and decreased raw material costs. Other manufacturing costs as a percentage of revenue increased 90 basis points in the first nine months of 2019 compared to the first nine months of 2018 primarily due to the impact of lower sales volume.

Gross profit:

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Gross profit	$207.3	$215.0	(3.6%	)	$605.7	$620.7	(2.4%	)
Percent of net revenue	28.6%	27.9%			28.1%	27.3%

Gross profit in the third quarter of 2019 decreased 3.6 percent and gross profit margin increased 70 basis points compared to the third quarter of 2018. The increase in gross profit margin was primarily due to lower raw material costs partially offset by lower sales volume.

Gross profit in the first nine months of 2019 decreased 2.4 percent and gross profit margin increased 80 basis points compared to the first nine months of 2018. The increase in gross profit margin was primarily due to favorable product pricing and lower raw material costs partially offset by lower sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
SG&A	$140.6	$147.7	(4.8%	)	$432.4	$447.3	(3.3%	)
Percent of net revenue	19.4%	19.2%			20.0%	19.7%

SG&A expenses for the third quarter of 2019 decreased $7.1 million, or 4.8 percent, compared to the third quarter of 2018.  The decrease is primarily due to general spending reductions and the favorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first nine months of 2019 decreased $14.9 million, or 3.3 percent, compared to the first nine months of 2018.  The decrease is primarily due to general spending reductions and the favorable impact of foreign currency exchange rates on spending outside the U.S.

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

Other income, net:

	Three Months Ended			Nine Months Ended
	August 31,	September 1,	2019 vs	August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Other income, net	$22.8	$2.5	812.0%	$29.1	$15.1	92.7%

Other income, net in the third quarter of 2019 included a $20.3 million gain on sale of assets, $3.4 million of net defined benefit pension benefits and $0.7 of other income, offset by $1.6 million currency transaction losses. Other income, net in the third quarter of 2018 included $3.8 million of net defined benefit pension benefits, offset by $1.3 million currency transaction losses.

Other income, net in the first nine months of 2019 included a $20.0 million gain on sale of assets, $10.3 million of net defined benefit pension benefits and $1.0 million of other income, offset by $2.2 million of currency transaction losses. Other income, net in the first nine months of 2018 included $11.6 million of net defined benefit pension benefits, $3.1 million gain on sale of assets and $2.8 million of other income, offset by $2.4 million of currency transaction losses.

Interest expense:

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Interest expense	$25.6	$27.9	(8.2%	)	$79.4	$83.4	(4.9%	)

Interest expense in the third quarter of 2019 was $25.6 million compared to $27.9 million in the third quarter of 2018. Interest expense in the third quarter of 2019 compared to the third quarter of 2018 was lower due to lower U.S. debt balances. We capitalized $0.1 million of interest expense in both the third quarter of 2019 and in the same period last year.

Interest expense in the first nine months of 2019 was $79.4 million compared to $83.4 million in the first nine months of 2018. Interest expense in the first nine months of 2019 compared to the first nine months of 2018 was lower due to lower U.S. debt balances. We capitalized $0.3 million and $0.2 million of interest expense in the first nine months of 2019 and 2018, respectively.

Interest income:

	Three Months Ended			Nine Months Ended
	August 31,	September 1,	2019 vs	August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Interest income	$3.1	$2.9	6.9%	$9.2	$8.8	4.4%

Interest income in the third quarter of 2019 was $3.1 million. Interest income in the third quarter of 2018 was $2.9 million.

Interest income in the first nine months of 2019 was $9.2 million. Interest income in the first nine months of 2018 was $8.8 million.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 31,	September 1,	2019 vs	August 31,	September 1,		2019 vs
($ in millions)	2019	2018	2018	2019	2018		2018
Income taxes	$19.3	$9.3	107.5%	$38.9	$(9.8)		NMP
Effective tax rate	28.8%	20.7%		29.4%	(8.6%	)

NMP = Non-meaningful percentage

Income tax expense of $19.3 million in the third quarter of 2019 includes $6.3 million of discrete tax expense. Excluding the discrete tax expense of $6.3 million, the overall effective tax rate was 27.7 percent. Income tax expense of $9.3 million in the third quarter of 2018 included $1.0 million of discrete tax benefit. Excluding the discrete tax benefit of $1.0 million, the overall effective tax rate was 22.9 percent. The increase in the overall effective tax rate, excluding the impact of discrete items, is primarily due to the impact of certain items of U.S. Tax Reform which were not effective in 2018, but are applicable to 2019.

Income tax expense of $38.9 million in the first nine months of 2019 includes $7.2 million of discrete tax expense. Excluding the discrete tax expense of $7.2 million, the overall effective tax rate was 28.3 percent. Income tax benefit of $9.8 million in the first nine months of 2018 included $35.6 million of tax benefit related to the accounting for the tax effects of U.S. Tax Reform and $1.7 million of other discrete tax benefit. Excluding the discrete tax benefits of $37.3 million, the overall effective tax rate was 24.1 percent. The increase in the overall effective tax rate, excluding the impact of discrete and other items, is primarily due to the impact of certain items of U.S. Tax Reform which were not effective in 2018, but are applicable to 2019.

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Income from equity method investments	$2.1	$2.2	(4.5%	)	$5.3	$6.2	(15.0%	)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter of 2019 and for the first nine months of 2019 compared to the same period of 2018 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 31,	September 1,	2019 vs	August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net income attributable to H.B. Fuller	$49.7	$37.7	31.8%	$98.6	$129.9	(24.1%	)
Percent of net revenue	6.9%	4.9%		4.6%	5.7%

The net income attributable to H.B. Fuller for the third quarter of 2019 was $49.7 million compared to $37.7 million for the third quarter of 2018. The diluted earnings per share for the third quarter of 2019 was $0.97 per share as compared to $0.72 per share for the third quarter of 2018.

The net income attributable to H.B. Fuller for the first nine months of 2019 was $98.6 million compared to $129.9 million for the first nine months of 2018. The diluted earnings per share for the first nine months of 2019 was $1.90 per share as compared to $2.50 per share for the first nine months of 2018.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 31, 2019		September 1, 2018		August 31, 2019		September 1, 2018
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$259.8	36%	$268.7	35%	$761.4	35%	$785.9	35%
EIMEA	154.3	21%	171.5	22%	476.2	22%	522.7	23%
Asia Pacific	65.6	9%	66.0	9%	200.1	9%	207.0	9%
Construction Adhesives	107.9	15%	124.0	16%	301.6	14%	345.1	15%
Engineering Adhesives	137.8	19%	139.9	18%	418.6	20%	411.9	18%
Total	$725.4	100%	$770.1	100%	2,157.9	100%	$2,272.6	100%

Segment Operating Income:

	Three Months Ended				Nine Months Ended
	August 31, 2019		September 1, 2018		August 31, 2019		September 1, 2018
($ in millions)	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total	Segment Operating Income	% of Total
Americas Adhesives	$28.3	42%	$31.5	47%	$70.5	41%	$72.8	42%
EIMEA	6.4	10%	6.2	9%	18.5	11%	22.7	13%
Asia Pacific	6.1	9%	3.7	5%	15.6	9%	11.0	6%
Construction Adhesives	7.4	11%	11.9	18%	11.1	6%	24.4	14%
Engineering Adhesives	18.5	28%	14.0	21%	57.6	33%	42.5	25%
Total	$66.7	100%	$67.3	100%	$173.3	100%	$173.4	100%

Americas Adhesives

	Three Months Ended			Nine Months Ended
	August 31,	September 1,	2019 vs	August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018	2019	2018	2018
Net revenue	$259.8	$268.7	(3.3%)	$761.4	$785.9	(3.1%)
Segment operating income	$28.3	$31.5	(10.2%)	$70.5	$72.8	(3.2%)
Segment operating margin	10.9%	11.7%		9.3%	9.3%

The following table provides details of the Americas Adhesives net revenue variances:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	0.1%		0.5%
M&A	(1.7%	)	(0.6%	)
Currency	(1.7%	)	(3.0%	)
Total	(3.3%	)	(3.1%	)

Net revenue decreased 3.3 percent in the third quarter of 2019 compared to the third quarter of 2018. The increase in organic growth was attributable to an increase in sales volume offset by unfavorable product pricing. There was a 1.7 percent decrease due to the divestiture of our surfactants and thickeners business during the three months ended August 31, 2019. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Colombian peso and Canadian dollar compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue increased 20 basis points. Segment operating income decreased 10.2 percent and segment operating margin as a percentage of net revenue decreased 80 basis points compared to the third quarter of 2018.

Net revenue decreased 3.1 percent in the first nine months of 2019 compared to the first nine months of 2018. The increase in organic growth was attributable to favorable product pricing, partially offset by decrease in sales volume. There was a 0.6 percent decrease due to the divestiture of our surfactants and thickeners business during the nine months ended August 31, 2019. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Colombian peso and Canadian dollar compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 50 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 50 basis points due to higher production costs and lower sales volume. SG&A expenses as a percentage of net revenue was flat. Segment operating income decreased 3.2 percent and segment operating margin as a percentage of net revenue was flat compared to the first nine months of 2018.

EIMEA

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Net revenue	$154.3	$171.5	(10.0%	)	$476.2	$522.7	(8.9%	)
Segment operating income	$6.4	$6.2	3.2%		$18.5	$22.7	(18.5%	)
Segment operating margin	4.1%	3.6%			3.9%	4.3%

The following table provides details of the EIMEA net revenue variances:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	(7.3%	)	(2.4%	)
Currency	(2.7%	)	(6.5%	)
Total	(10.0%	)	(8.9%	)

Net revenue decreased 10.0 percent in the third quarter of 2019 compared to the third quarter of 2018. The decrease in organic growth was attributable to a decrease in sales volume and unfavorable product pricing. The negative currency effect was primarily the result of a weaker Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 260 basis points due to lower raw material costs and favorable product mix. Other manufacturing costs as a percentage of net revenue increased 120 basis points due to lower sales volume and higher restructuring plan costs. SG&A expenses as a percentage of net revenue increased 90 basis points primarily due to higher restructuring plan and lower net revenue. Segment operating income increased 3.2 percent and segment operating margin increased 50 basis points compared to the third quarter of 2018.

Net revenue decreased 8.9 percent in the first nine months of 2019 compared to the first nine months of 2018. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by favorable product pricing. The negative currency effect was primarily the result of a weaker Turkish lira, Euro, and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 120 basis points due to lower raw material costs and favorable product mix. Other manufacturing costs as a percentage of net revenue increased 70 basis points primarily due to higher production and freight costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 90 basis points due to higher restructuring plan and lower net revenue. Segment operating income decreased 18.5 percent and segment operating margin decreased 40 basis points compared to the first nine months of 2018.

Asia Pacific

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Net revenue	$65.6	$66.0	(0.6%	)	$200.1	$207.0	(3.3%	)
Segment operating income	$6.1	$3.7	64.9%		$15.6	$11.0	41.8%
Segment operating margin	9.3%	5.6%			7.8%	5.3%

The following table provides details of the Asia Pacific net revenue variances:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	1.0%		0.6%
Currency	(1.6%	)	(3.9%	)
Total	(0.6%	)	(3.3%	)

Net revenue in the third quarter of 2019 decreased 0.6 percent compared to the third quarter of 2018. The increase in organic growth was attributable to increased sales volume, partially offset by unfavorable product pricing. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 320 basis points primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 20 basis points. SG&A expenses as a percentage of net revenue decreased 30 basis points. Segment operating income increased 64.9 percent and segment operating margin increased 370 basis points compared to the third quarter of 2018.

Net revenue in the first nine months of 2019 decreased 3.3 percent compared to the first nine months of 2018. The increase in organic growth was attributable to favorable product pricing and an increase in sales volume. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 260 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue was flat. SG&A expenses as a percentage of net revenue increased 10 basis points. Segment operating income increased 41.8 percent and segment operating margin increased 250 basis points compared to the first nine months of 2018.

Construction Adhesives

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Net revenue	$107.9	$124.0	(13.0%	)	$301.6	$345.1	(12.6%	)
Segment operating (loss) income	$7.4	$11.9	(37.8%	)	$11.1	$24.4	(54.5%	)
Segment operating margin	6.9%	9.6%			3.7%	7.1%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	(12.4%	)	(11.8%	)
Currency	(0.6%	)	(0.8%	)
Total	(13.0%	)	(12.6%	)

Net revenue decreased 13.0 percent in the third quarter of 2019 compared to the third quarter of 2018. The decrease in organic growth was driven by lower sales volume primarily related to the elimination of under-performing products, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 80 basis points due to lower sales volume. SG&A expenses as a percentage of net revenue increased 220 basis points due to lower sales volume and higher restructuring plan expenses. Segment operating income decreased $4.5 million and segment operating margin decreased 270 basis points compared to the third quarter of 2018.

Net revenue decreased 12.6 percent in the first nine months of 2019 compared to the first nine months of 2018. The decrease in organic growth was driven by lower sales volume primarily related to the elimination of under-performing products, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 70 basis points due to favorable product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 220 basis points primarily due to higher integration and restructuring costs combined with lower sales volume. SG&A expenses as a percentage of net revenue increased 190 basis points due to lower sales volume partially offset by lower restructuring plan expenses. Segment operating income decreased $13.3 million and segment operating margin decreased 340 basis points compared to first nine months of 2018.

Engineering Adhesives

	Three Months Ended				Nine Months Ended
	August 31,	September 1,	2019 vs		August 31,	September 1,	2019 vs
($ in millions)	2019	2018	2018		2019	2018	2018
Net revenue	$137.8	$139.9	(1.5%	)	$418.6	$411.9	1.6%
Segment operating income	$18.5	$14.0	32.1%		$57.6	$42.5	35.5%
Segment operating margin	13.4%	10.0%			13.8%	10.3%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended August 31, 2019		Nine Months Ended August 31, 2019
	vs September 1, 2018		vs September 1, 2018
Organic growth	0.9%		5.3%
Currency	(2.4%	)	(3.7% )
Total	(1.5%	)	1.6%

Net revenue decreased 1.5 percent in the third quarter of 2019 compared to the third quarter of 2018. The increase in organic growth was attributable to an increase in sales volume, partially offset by unfavorable product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi, Euro and South Korean won compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 310 basis points due to favorable product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 180 basis points due to higher production and integration costs. SG&A expenses as a percentage of net revenue decreased 210 basis points due to lower compensation costs. Segment operating income increased 32.1 percent and segment operating margin increased 340 basis points compared to the third quarter of 2018.

Net revenue increased 1.6 percent in the first nine months of 2019 compared to the first nine months of 2018. The increase in organic growth was attributable to an increase in sales volume, partially offset by unfavorable product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi, Euro and South Korean won compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 420 basis points due to favorable product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 150 basis points due to higher production and integration costs. SG&A expenses as a percentage of net revenue decreased 80 basis points due to lower compensation costs. Segment operating income increased 35.5 percent and segment operating margin increased 350 basis points compared to the first nine months of 2018.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 31, 2019 were $119.8 million compared to $150.8 million as of December 1, 2018 and $150.1 million as of September 1, 2018. The majority of the $119.8 million in cash and cash equivalents as of August 31, 2019 was held outside the United States. Total long and short-term debt was $2,097.1 million as of August 31, 2019, $2,247.5 million as of December 1, 2018 and $2,364.2 million as of September 1, 2018. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 64.1 percent as of August 31, 2019 as compared to 66.1 percent as of December 1, 2018 and 67.6 percent as of September 1, 2018.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 31, 2019, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 31, 2019
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	3.9

●	TTM = Trailing 12 months

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

	August 31,	September 1,
	2019	2018
Net working capital as a percentage of annualized net revenue[1]	20.2%	19.7%
Accounts receivable DSO (in days)[2]	59	54
Inventory days on hand (in days)[3]	67	69
Free cash flow after dividends[4]	$89.0	$37.0
Total debt to total capital ratio[5]	64.1%	67.6%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Nine Months Ended
($ in millions)	August 31, 2019	September 1, 2018
Net cash provided by operating activities	$160.2	$106.8
Less: Purchased property, plant and equipment	47.0	46.5
Less: Dividends paid	24.2	23.3
Free cash flow after dividends	89.0	37.0

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 31,	September 1,
($ in millions)	2019	2018
Net cash provided by operating activities	$160.2	$106.8

Net income including non-controlling interest was $98.6 million in the first nine months of 2019 compared to $129.9 million in the first nine months of 2018. Depreciation and amortization expense totaled $106.5 million in the first nine months of 2019 compared to $109.2 million in the first nine months of 2018. Deferred income taxes was a use of cash of $36.8 million in 2019 compared to $51.7 million in the first nine months of 2018. The higher use of cash in the first nine months of 2018 was due to the impact of U.S. Tax Reform. Accrued compensation was a use of cash of $10.2 million in 2019 compared to $6.2 million last year related to lower accruals for our employee incentive plans in the current year. Other assets was a use of cash of $31.9 million in the nine months ending August 31, 2019 compared to $47.5 million in the same period last year. Other liabilities was a source of cash of $10.6 million in the first nine months of 2019 compared to a use of cash of $0.6 million in the first nine months of 2018.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $31.2 million compared to $71.5 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	August 31,	September 1,
($ in millions)	2019	2018
Trade receivables, net	$(15.7)	$(15.1)
Inventory	(17.7)	(60.2)
Trade payables	2.2	3.8
Total cash flow impact	$(31.2)	$(71.5)

●

Trade Receivables, net – Trade receivables, net was a use of cash of $15.7 million and $15.1 million in 2019 and 2018, respectively. The higher use of cash in 2019 compared to 2018 was due to more cash collected on trade receivables in the prior year compared to the current year. The DSO were 59 days at August 31, 2019 and 54 days at September 1, 2018.

●

Inventory – Inventory was a use of cash of $17.7 million and $60.2 million in 2019 and 2018, respectively. The lower use of cash in 2019 is due to higher raw material costs and increasing inventory levels in 2018 to maintain service levels while integrating our acquisitions in 2018. Inventory days on hand were 67 days as of August 31, 2019 and 69 days as of September 1, 2018.

●

Trade Payables – For the first nine months of 2019, trade payables was a source of cash of $2.2 million and $3.8 million in 2018. The higher source of cash in 2018 compared to 2019 reflects higher payments on trade payables in the prior year.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 31,	September 1,
($ in millions)	2019	2018
Net cash provided by (used in) investing activities	$18.6	$(42.0)

Purchases of property, plant and equipment were $47.0 million during the nine months ended August 31, 2019 as compared to $46.5 million for the same period of 2018. In 2019, we received $70.3 million of cash related to the sale of our surfactants and thickeners business.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 31,	September 1,
($ in millions)	2019	2018
Net cash used in financing activities	$(199.1)	$(103.2)

Repayments of long-term debt were $173.5 million in the first nine months ended August 31, 2019 and $70.8 million in the first nine months ended September 1, 2018. Net proceeds of notes payable were $2.7 million in 2019 compared to net payments of $9.8 million in 2018. Cash dividends paid were $24.2 million in 2019 compared to $23.3 million in 2018. Repurchases of common stock were $2.9 million in the nine months ended August 31, 2019 compared to $4.6 million in the same period of 2018.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2019.  Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 31, 2019, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of August 31, 2019, we had reserved $8.7 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.3 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in millions)	August 31, 2019	September 1, 2018	December 1, 2018
Lawsuits and claims settled	5	7	30
Settlement amounts	$0.2	$0.3	$3.4
Insurance payments received or expected to be received	$0.2	$0.3	$2.5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended August 31, 2019 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

June 2, 2019 - July 6, 2019	2,182	$46.47	$187,170

July 7, 2019 - August 3, 2019	296	$46.14	$187,170

August 4, 2019 - August 31, 2019	-	$-	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 27, 2019	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Total Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).